Form 10-Q
period 2001-09-30
CROSS COUNTRY INC
filed 2001-11-16
CIK 1141103

United States

Securities And Exchange Commission

Washington, DC 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2001

or

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ______________ to ______________

Commission file number 0-33169

CROSS COUNTRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4066229
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

6551 Park of Commerce Blvd, N.W. Suite 200 Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

(561) 998-2232
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☒

The Registrant had outstanding 32,195,547 shares of Common Stock, par value $.0001 per share, as of November 8, 2001.

CROSS COUNTRY, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2001

Cross Country, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash	$-	$-
Accounts receivable, net	82,848	65,087
Other current assets	12,525	11,614
Total current assets	95,373	76,701
Property and equipment, net	9,622	6,169
Goodwill, net	220,138	199,373
Other identifiable intangible assets, net	35,447	35,242
Other assets	194	140
Total assets	$360,774	$317,625

Current liabilities:
Accounts payable and accrued expenses	$8,933	$10,246
Accrued employee compensation and benefits	25,661	17,431
Current portion of long-term debt	22,220	12,400
Note payable	134	484
Net liabilities from discontinued operations	311	535
Other current liabilities	3,887	1,230
Total current liabilities	61,146	42,326
Interest rate swap	2,603	-
Deferred income taxes	6,554	7,571
Long-term debt	161,710	144,388
Total liabilities	232,013	194,285
Commitments and contingencies
Stockholders' equity:
Common stock	2	2
Additional paid-in capital	119,099	119,081
Other stockholders' equity	9,660	4,257
Total stockholders' equity	128,761	123,340

Total liabilities and stockholders' equity	$360,774	$317,625

See accompanying notes to the condensed consolidated financial statements

Cross Country, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue from services	$133,486	$92,810	$356,193	$270,460
Operating expenses:
Direct operating expenses	99,387	68,535	266,486	200,405
Selling, general and administrative expenses	17,802	12,318	49,313	36,547
Bad debt expense	456	217	1,318	681
Depreciation	627	332	1,790	942
Amortization	3,886	2,901	11,381	10,218
Non-recurring indirect transaction costs	-	123	-	556
Total operating expenses	122,158	84,426	330,288	249,349
Income from operations	11,328	8,384	25,905	21,111
Other expenses:
Interest expense, net	4,375	3,893	12,907	11,631

Income before income taxes and discontinued operations	6,953	4,491	12,998	9,480
Income tax expense	(3,031)	(2,260)	(5,858)	(4,769)
Income before discontinued operations	3,922	2,231	7,140	4,711
Discontinued operations	-	(708)	(544)	(1,396)
Net income	$3,922	$1,523	$6,596	$3,315

Net income/(loss) per common share- basic and diluted:
Income before discontinued operations	$0.17	$0.10	$0.30	$0.20
Discontinued operations	0.00	(0.03)	(0.02)	(0.06)

Net income	$0.17	$0.07	$0.28	$0.14

Weighted average common shares outstanding	23,206	23,205	23,206	23,205

See accompanying notes to the condensed consolidated  financial statements

Cross Country, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2001	2000
Net cash provided by operating activities	$17,172	$8,703

Investing activities
Acquistions	(35,030)	-
Purchase of property and equipment	(3,553)	(1,043)
Increase in software development costs	(1,235)
Other investing activities	28	-
Net cash used in investing activities	(39,790)	(1,043)

Financing activities
Debt issuance costs	(982)	-
Repayment of debt	(142,200)	(53,883)
Proceeds from issuance of debt	165,800	41,395
Net cash provided by (used in) financing activities	22,618	(12,488)
Change in cash	-	(4,828)
Cash at beginning of period	-	4,828
Cash at end of period	$-	$-

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                   BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country, Inc. and its wholly-owned direct and indirect subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.   The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's Form S-1 Registration Statement.

2.                   RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

3.                   EARNINGS PER SHARE

Options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

4.                   ACQUISITIONS

In May 2001, the Company acquired Gill/Balsano Consulting, L.L.C. (Gill/Balsano), a healthcare management consulting firm for $1.8 million in cash and potential earnout payments of $2.0 million.  The excess of purchase price over the fair market value of the assets acquired of approximately $1.7 million was allocated to goodwill.  In March 2001, the company acquired all of the outstanding stock of two subsidiaries that comprise ClinForce, Inc., a Delaware corporation that provides temporary staffing and permanent placement of clinical trials support services personnel, for approximately $32.4 million.  The purchase price exceeded the fair value of the assets acquired less liabilities assumed by approximately $29.2 million of which $3.4 million was allocated to certain identifiable intangible assets ($2.1 million – trademarks, $0.9 million – workforce, $0.4 million – hospital relations).  The remaining $25.8 million was allocated to goodwill.  The transaction was primarily funded through the issuance of additional debt.  Both acquisitions were accounted for by the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated  condensed statement of operations from their respective dates of acquisition.

The following unaudited pro forma summary presents the consolidated results of operations as if the ClinForce (March 2001) and Heritage (December 2000) acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and specifically identifiable intangibles, interest expense incurred on additional borrowings and related income tax effects.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of periods presented or of future results of operations.

(unaudited, amounts in thousands, except per share data)	Nine Months Ended September 30,
	2001	2000
Revenue from services	$363,886	$293,353

Net income	$6,479	$3,070

Net income per common share - basic and diluted	$0.28	$0.13

5.                   DISPOSAL OF BUSINESS

In May 2001, the company completed the sale of HospitalHub Inc., which was previously reflected as a discontinued operation.  The actual loss on the disposal, including shutdown costs from the measurement date, was approximately $1.0 million after taxes.  An additional after tax charge of $0.5 million was recognized during the nine months ended September 30, 2001 to adjust the original after tax estimate of $0.5 million recognized at December 31, 2000.  As of September 30, 2001, estimated future cash expenditures related to the disposition of approximately $0.3 million are included in net liabilities from discontinued operations on the condensed consolidated balance sheet.

6.                   COMPREHENSIVE INCOME

The company has adopted Financial Accounting Statement (FAS) No. 130, Comprehensive Income, which requires that an enterprise: 1) classify items of other comprehensive income by their nature in the financial statements; and b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.  The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities.  There were no components of other comprehensive income or loss besides the Company’s consolidated net income for the three and nine month periods ending September 30, 2000.  During the three and nine month periods ending September 30, 2001, the Company recorded the fair value of the interest rate swap transaction which resulted in a reduction in consolidated stockholder’s equity of approximately $0.3 million and $1.2 million, respectively.

7.                   INTEREST RATE SWAP

The Company is party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.71%, effective January 1, 2001, plus the applicable margin.  The swap matures in February 2003.   In accordance with Statement of Financial Accounting Standard No. 133, the Company has recorded the fair value of this instrument, as a liability of $2.6 million separately stated on the condensed consolidated balance sheets.  Additionally, consolidated shareholders’ equity has been reduced, in the nine months ended September 30, 2001 by $1.2 million as a result of this interest rate swap.

8.                   DEBT

In March 2001, the Company amended its credit facility.  The amended credit facility is comprised of (i) a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million and a letter of credit sub-facility of $6.0 million, and (ii) a $144.9 million term loan facility. The revolving credit facility matures on July 29, 2005 and the term-loan facility has staggered maturities in 2001 through 2005.  The unused credit facility balance as of September 30, 2001 was $14.3 million.

9.                   SEGMENT DATA

Information on operating segments and a reconciliation to income before income taxes and discontinued operations for the periods indicated are as follows:

Segment Data

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue from services:
Healthcare Staffing	$124,096	$88,555	$329,849	$258,225
Other human capital management services	9,390	4,255	26,344	12,235
	$133,486	$92,810	$356,193	$270,460

Contribution income:
Healthcare Staffing	$20,215	$16,429	$51,434	$46,223
Other human capital management services	1,150	316	3,502	1,241
Unallocated corporate overhead	(5,524)	(5,005)	(15,860)	(14,637)
EBITDA	$15,841	$11,740	$39,076	$32,827

Interest expense	4,375	3,893	12,907	11,631
Depreciation and Amortization	4,513	3,233	13,171	11,160
Nonrecurring indirect transaction cost	-	123	-	556
Income before income taxes and discontinued operations	$6,953	$4,491	$12,998	$9,480

Contribution income is defined as earnings before interest, taxes, depreciation, amortization and expenses not specifically identified to a reporting segment. EBITDA is defined as income before interest, income taxes, depreciation, amortization and non-recurring indirect transaction costs.  EBITDA and contribution income are not measures of financial performance under generally accepted accounting principles and are only used by management when assessing segment performance.

10.                 CONTINGENCIES

The Company is contingently liable for total potential earnout payments of approximately $11.7 million relating to its acquisitions of Heritage, Gill/Balsano, and E-Staff.  Each of these earnouts is based on profitability measures as defined by their respective purchase agreements.  Upon payment, the earnouts will be allocated to goodwill as additional purchase price.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the outcome of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

11.                 SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued FAS No. 141, Business Combinations and FAS No. 142, Intangible Assets.  FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001.  FAS 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred.  These standards will apply to us beginning January 1, 2002 for existing intangible assets and July 1, 2001 for business combinations completed after June 30, 2001.   The Company is in the process of assessing the impact of these standards and will adopt these standards prospectively.

12.                 SUBSEQUENT EVENT

On October 30, 2001, the Company completed its initial public offering of 7,812,500 shares of common stock at $17.00 per share.  Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375.  Total proceeds received by the company, net of estimated expenses related to the initial public offering were $140.5 million.  The proceeds were used to repay $95.7 million of its outstanding balance under the term loan portion of its senior secured credit facility, and $40.3 million to redeem the Company’s outstanding senior subordinated pay-in-kind notes, including the associated redemption premium.  The remainder of the proceeds were used for working capital.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the Condensed consolidated Financial Statements and Notes thereto  (which should be read in conjunction with the financial statements and related notes contained in the Company's Form S-1, as filed), and is intended to assist the reader in understanding the financial results and condition of the Company.

The following table summarizes, for the periods indicated, selected statement of operations data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	74.5	73.8	74.8	74.1
Selling, general and administrative expenses	13.3	13.3	13.8	13.5
Bad debt expense	0.3	0.2	0.4	0.3
EBITDA (a)	11.9	12.6	11.0	12.1
Depreciation	0.5	0.4	0.5	0.3
Amortization	2.9	3.1	3.2	3.8
Non-recurring indirect transaction costs	-	0.1	-	0.2
Income from operations	8.5	9.0	7.3	7.8
Interest expense, net	3.3	4.2	3.6	4.3
Income before income taxes and discontinued operations	5.2	4.8	3.6	3.5
Income tax expense	(2.3)	(2.4)	(1.6)	(1.8)
Income before discontinued operations	2.9	2.4	2.0	1.7
Discontinued Operations	-	(0.8)	(0.2)	(0.5)
Net income	2.9%	1.6%	1.9%	1.2%

(a) We define EBITDA as income before interest, income taxes, depreciation, amortization and non-recurring indirect transaction costs.  EBITDA should not be considered a measure of financial performance under generally accepted accounting principles.    Items excluded from EBITDA are significant components in understanding and assessing financial performance.  EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity.  Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue from unaffiliated customers:
Healthcare Staffing	$124,096	$88,555	$329,849	$258,225
Other human capital management services	9,390	4,255	26,344	12,235
	$133,486	$92,810	$356,193	$270,460

Contribution income (a):
Healthcare Staffing	$20,215	$16,429	$51,434	$46,223
Other human capital management services	1,150	316	3,502	1,241
Unallocated corporate overhead	(5,524)	(5,005)	(15,860)	(14,637)
EBITDA	$15,841	$11,740	$39,076	$32,827

(a) We define contribution income as earnings before interest, taxes, depreciation, amortization and expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing segment performance.

RESULTS OF OPERATIONS – Three months ended September 30, 2001 compared to three months ended September 30, 2000

REVENUE FROM SERVICES increased 43.8% to $133.5 million for the three months ended September 30, 2001 as compared to $92.8 million for the three months ended September 30, 2000.  Revenue from Heritage and ClinForce, which were acquired on December 26, 2000 and March 16, 2001, respectively, totaled $12.4 million for the three months ended September 30, 2001.  Excluding the effects of these acquisitions, revenue increased $28.3 million, or 30.4%, as compared with the three months ended September 30, 2000.  This increase is primarily from the organic growth in our healthcare staffing business segment.

Revenue from our healthcare staffing business segment increased $35.5 million, or 40.1%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.  Excluding revenue from the ClinForce acquisition, healthcare staffing segment revenues increased $26.9 million or 30.3% for the three month period ending September 30, 2001 compared to the three month period ending September 30, 2000.  This increase is primarily due to an increase in the average hourly bill rate and average number of field employees, offset, in part, by a modest reduction in the average number of hours billed per FTE per week.  The average hourly bill rate increased primarily as a result of bill rate increases and, to a lesser extent, an increase in the percentage of nurses working under staffing rather than mobile contracts.  The average number of hours worked per week per FTE decreased primarily as a result of an increase in the number of nurses working three 12-hour shifts rather than five 8-hour shifts.  For the three months ended September 30, 2001, 85.7% of healthcare staffing revenue was generated by nurse staffing operations and 14.3% was generated by other operations.  For the three month period ending September 30, 2000, 93.1% of healthcare staffing revenue was generated from nursing operations and 6.9% was generated by other operations. This shift is primarily a result of the company’s expansion of healthcare staffing services into the clinical trials sector through its acquisition of ClinForce.

Revenue from other human capital management services increased $5.1 million, or 120.7%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.  Excluding revenue from the Heritage acquisition, other human capital management services revenue increased $1.4 million or 32.6% for the three month period ending September 30, 2001 compared to the three month period ending September 30, 2000 reflecting increased business in both educational and consulting services, partly due to the acquisition of Gill/Balsano.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses.  Direct operating expenses totaled $99.4 million for the three months ended September 30, 2001 as compared to $68.5 million for the three months ended September 30, 2000.  As a percentage of revenue, direct operating expenses represented 74.5% of revenue for the three months ended September 30, 2001 as compared to 73.8 % of revenue for the three months ended September 30, 2000.  The increase in direct operating expenses as a percent of revenue was mostly attributable to an increase in field salaries, housing costs and health insurance coupled with an increase in the percentage of nurses working under staffing rather than mobile contracts. These increases were offset by the relatively lower direct operating expenses as a percent of revenue, for each of Heritage and ClinForce.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $17.8 million for the three months ended September 30, 2001 as compared to $12.3 million for the three months ended September 30, 2000.  As a percentage of revenue, selling, general and administrative expenses were 13.3% of revenue for the three months ended September 30, 2001 and 2000.

BAD DEBT EXPENSE totaled $0.5 million for the three months ended September 30, 2001 as compared to $0.2 million for the three months ended September 30, 2000.  As a percentage of revenue, bad debt expense represented 0.3% of revenue for the three months ended September 30, 2001 as compared with 0.2% for the three months ended September 30, 2000.

EBITDA, as a result of the above, totaled $15.8 million for the three months ended September 30, 2001 as compared to $11.7 million for the three months ended September 30, 2000.  As a percentage of revenue, EBITDA represented 11.9% of revenue for the three months ended September 30, 2001 as compared with 12.6% for the three months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $4.5 million for the three months ended September 30, 2001 as compared to $3.2 million for the three months ended September 30, 2000.  The increase was primarily due to the increased amortization of goodwill and other intangibles resulting from the Heritage and ClinForce acquisitions.  As a percentage of revenue, depreciation and amortization expense declined to 3.4% of revenue for the three months ended September 30, 2001 as compared to 3.5% for the three months ended September 30, 2000.

NON-RECURRING INDIRECT TRANSACTION COSTS for the three months ended September 30, 2000 were $0.1 million, comprised of non-capitalizable transition bonuses and integration costs related to the TravCorps acquisition.

NET INTEREST EXPENSE totaled $4.4 million for the three months ended September 30, 2001 as compared to $3.9 million for the three months ended September 30, 2000.  This increase was primarily due to increased borrowings related to the Heritage and ClinForce acquisitions.

INCOME TAX EXPENSE totaled $3.0 million for the three months ended September 30, 2001 as compared to $2.3 million for the three months ended September 30, 2000.  The effective tax rate was 43.6% in the three months ended September 30, 2001 compared with 50.3% for the three months ended September 30, 2000.    The decline in the effective tax rate is primarily as a result of the non-deductible portion of intangibles becoming a lower percentage of pretax income.  For the three months ended September 30, 2001 and September 30, 2000 the amount of non-deductible intangibles resulting from the TravCorps acquisition was approximately $0.8 million.

RESULTS OF OPERATIONS – Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

REVENUE FROM SERVICES increased 31.7% to $356.2 million for the nine months ended September 30, 2001 as compared to $270.5 million for the nine months ended September 30, 2000.  Revenue included from Heritage and ClinForce, which were acquired on December 26, 2000 and March 16, 2001, respectively, totaled $29.8 million for the nine months ended September 30, 2001.  Excluding the effects of these acquisitions, revenue increased $55.9 million, or 20.7%, as compared with the nine months ended September 30, 2000.  This increase is primarily from organic growth in our healthcare staffing business segment.

Revenue from our healthcare staffing segment increased $71.6 million, or 27.7% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.  Excluding revenue from the ClinForce acquisition, healthcare staffing segment revenue increased $52.2 million, or 20.2%.  This increase is primarily due to an increase in the average hourly bill rate along with an increase in the average number of field employees, offset, in part by a modest reduction in the hours billed per FTE per week.  The average number of hours worked per week per FTE decreased primarily as a result of an increase in the number of nurses working three 12-hour shifts rather than five 8-hour shifts.  For the nine months ended September 30, 2001, 86.7% of healthcare staffing revenue was generated by nurse staffing operations and 13.3% was generated by other healthcare staffing operations.  In the nine month period ending September 30, 2000, 92.5% was generated by nurse staffing operations and 7.5% was generated by other healthcare staffing operations. This shift is primarily a result of the Company’s expansion of healthcare staffing services into the clinical trials sector through its acquisition of ClinForce.

DIRECT OPERATING EXPENSES totaled $266.5 million for the nine months ended September 30, 2001 as compared to $200.4 million for the nine months ended September 30, 2000.  As a percentage of revenue, direct operating expenses represented 74.8% of revenue for the nine months ended September 30, 2001 as compared to 74.1 % of revenue for the nine months ended September 30, 2000.  The increase in direct operating expenses as a percent of revenue was mostly attributable to an increase in field salaries, housing costs and health insurance coupled with an increase in the percentage of nurses working under staffing rather than mobile contracts. These increases were offset by the relatively lower direct operating expenses as a percent of revenue, for each of Heritage and ClinForce.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $49.3 million for the nine months ended September 30, 2001 as compared to $36.5 million for the nine mouths ended September 30, 2000.  As a percentage of revenue, selling, general and administrative expenses increased to 13.8% of revenue for the nine months ended September 30, 2001, as compared with 13.5% for the nine months ended September 30, 2000.    The increase is a result of the acquisitions of Heritage and ClinForce and Gill/Balsano, which have historically higher selling, general, and administrative expense than the nurse staffing operations.

BAD DEBT EXPENSE totaled $1.3 million for the nine months ended September 30, 2001 as compared to $0.7 million for the nine months ended September 30, 2000.  As a percentage of revenue, bad debt expense represented 0.4% of revenue for the nine months ended September 30, 2001 as compared with 0.3% for the nine months ended September 30, 2000.

EBITDA, as a result of the above, totaled $39.1 million for the nine months ended September 30, 2001 as compared to $32.8 million for the nine months ended September 30, 2000.  As a percentage of revenue, EBITDA represented 11.0% of revenue for the nine months ended September 30, 2001 as compared with 12.1% for the nine months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $13.2 million for the nine months ended September 30, 2001 as compared to $11.2 million for the nine months ended September 30, 2000.  The increase was primarily due to the increased amortization of goodwill and other intangibles resulting from the Heritage and ClinForce acquisitions.  As a percentage of revenue, depreciation and amortization expense declined to 3.7% of revenue for the nine months ended September 30, 2001 as compared to 4.1% for the nine months ended September 30, 2000.

NON-RECURRING INDIRECT TRANSACTION COSTS for the nine months ended September 30, 2000 were $0.6 million, comprised of non-capitalizable transition bonuses and integration costs related to the TravCorps acquistion.

NET INTEREST EXPENSE totaled $12.9 million for the nine months ended September 30, 2001 as compared to $11.6 million for the nine months ended September 30, 2000.  This increase was primarily due to increased borrowings related to the Heritage and ClinForce acquisitions.

INCOME TAX EXPENSE totaled $5.9 million for the nine months ended September 30, 2001 as compared to $4.8 million for the nine months ended September 30, 2000.  The effective tax rate for the nine months ended September 30, 2001 was 45.1% compared to 50.3% in the nine months ended September 30, 2000.  The decline in the effective tax rate is primarily as a result of the non-deductible portion of intangibles becoming a lower percentage of pretax income.  For the nine months ended September 30, 2001 and September 30, 2000 the amount of non-deductible intangibles resulting from the TravCorps acquisition was approximately $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2001 increased $8.5 million to $17.2 million compared to $8.7 million for the nine months ended September 30, 2000.  This increase is primarily due to an increase in net income before non-cash charges.

Investing activities totaled $39.8 million for the nine months ended September 30, 2001, primarily attributable to the current year acquisitions.  The acquisition of ClinForce accounted for approximately $32.4 million.

Net cash provided by financing activities for the nine months ending September 30, 2001 totaled $22.6 million, primarily as a result of new debt associated with the acquisitions discussed above.  For the nine months ended September 30, 2000 financing activities was a net use of $12.5 million as the Company repaid prior borrowings with cash provided by operating activities.

Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service.  The Company believes that our capital resources are sufficient to meet our working capital requirements for the next twelve months.  The Company expects to meet its future working capital, capital expenditure, internal business expansion, debt service and acquisition requirements from a combination of operating cash flows and funds available under the credit facility.

Our credit facility is provided by a lending syndicate.  In March 2001, we amended our credit facility. The amended credit facility is comprised of (i) a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million and a letter of credit sub-facility of $6.0 million, and (ii) a $144.9 million term loan facility.  The terms of the amended credit facility include customary covenants and events of defaults.  The revolving facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2001 through 2005.

Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins, which are determined by the amended credit facility.  As of September 30, 2001, the weighted average effective interest rate under the amended credit facility was 7.19%.  We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility.  As of September 30, 2001 we had availability under our revolving credit facility of  $14.3 million.

INTEREST RATE SWAP

We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. We are party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.71%, effective January 1, 2001, plus the applicable margin.  The swap matures in February 2003.   In accordance with Statement of Financial Accounting Standard No. 133, the Company has recorded the fair value of this instrument, as a liability of $2.6 million separately stated on the condensed consolidated balance sheets.  Additionally, consolidated shareholders’ equity has been reduced, in the nine months ended September 30, 2001 by $1.2 million as a result of this interest rate swap.

SUBSEQUENT EVENT

On October 30, 2001, the Company completed its initial public offering of 7,812,500 shares of common stock at $17.00 share.  Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375.  Total proceeds received by the company, net of estimated expenses related to the initial public offering were $140.5 million.  The proceeds were used to repay $95.7 million of its outstanding balance under the term loan portion of its senior secured credit facility, and $40.3 million to redeem its outstanding senior subordinated pay-in-kind notes, including the associated redemption premium.  The remainder of the proceeds were used for working capital.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients' ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption "RISK FACTORS" in the Company's Prospectus dated October 24, 2001.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed in this Form 10-Q might not occur. The Company does not have a policy of updating or revising forward-looking statements, and thus it should not be assumed that our silence over time means that actual events are occurring as expressed or implied in such forward-looking statements.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the reported market risks since the filing of the Company's Form S-1 Registration Statement

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on October 24, 2001 the Company commenced, on such date, an offering of an aggregate of 8,984,375 shares of Common Stock (including 1,171,875 shares from the exercise of the over-allotment option), par value $.0001 per share.  The offering was completed  on October 30, 2001 and all shares registered in such offering were sold. Merrill Lynch & Co. was the book runner for the offering. Salomon Smith Barney was the co-lead manager. Banc of America Securities LLC, SunTrust Robinson Humphrey, and CIBC World Markets Corp. were serving as co-managers.  The shares of Common Stock were offered to the public at a price of $17.00 per share for an aggregate public offering price of $152,734,375.  The expenses incurred by the Company in connection with the issuance and distribution of such shares were approximately $12.2 million.  None of such expenses were paid to directors or officers of the Company or their associates or to persons owning 10% or more of the Common Stock of the Company.  The net offering proceeds to the Company were approximately $140.5 million.  The net proceeds were used to repay $95.7 million of the Company's outstanding balance under the term loan portion of its senior secured credit facility, and $40.3 million to redeem the Company's outstanding senior subordinated pay-in-kind notes, including the associated redemption premium.  The remainder of the proceeds were used for working capital.  None of such net offering proceeds were paid to directors or officers of the Company or their associates or to persons owning 10% or more of the Common Stock of the Company.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits: None

b)      No reports on Form 8-K have been filed during the quarter ended September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY, INC.

By:	/s/ Emil Hensel
Emil Hensel
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 16, 2001