Form 10-K
period 2001-12-31
CROSS COUNTRY INC
filed 2002-03-29
CIK 1141103

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                         COMMISSION FILE NUMBER 0-33169
                            ------------------------

                              CROSS COUNTRY, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE              13-4066229
(State or other jurisdiction of   (I.R.S. Employer
 incorporation or organization)   Identification No.)

                     6551 PARK OF COMMERCE BOULEVARD, N.W.
                                   SUITE 200
                           BOCA RATON, FLORIDA 33487
               (Address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 998-2232
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.0001 PAR VALUE PER SHARE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   /X/ No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on March 27, 2002 of $26.66 as reported on the Nasdaq National Market, was approximately $529,940,175.16. This calculation does not reflect a determination that persons are affiliated for any other purpose.

    As of March 27, 2002, 32,244,663 shares of Common Stock, $.0001 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

ITEM 1.   BUSINESS....................................................      1

          RISK FACTORS................................................     10

ITEM 2.   PROPERTIES..................................................     15

ITEM 3.   LEGAL PROCEEDINGS...........................................     15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     15

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................     16

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................     16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     29

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     30

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     30

ITEM 11.  EXECUTIVE COMPENSATION......................................     30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     30

ITEM 13.  RELATED PARTY TRANSACTIONS..................................     30

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................     30

ITEM 15.  SIGNATURES..................................................     31

    All references to "we, "us," "our," or "Cross Country" in this Report on Form 10-K means Cross Country, Inc.

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business-Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on
Form 10-Q to be filed by the Company in fiscal year 2002.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW OF OUR COMPANY

    We are one of the largest providers of healthcare staffing services in the United States. Approximately 80% of our revenue is derived from travel nurse staffing services. Other staffing services include the placement of clinical research professionals and allied healthcare professionals such as radiology technicians, rehabilitation therapists and respiratory therapists. We also provide other human capital management services, including search and recruitment, consulting, education and training and resource management services. Our active client base includes over 3,000 hospitals, pharmaceutical companies and other healthcare providers across all 50 states. Our fees are paid directly by our clients rather than by government or other third-party payors. We are well positioned to take advantage of current industry dynamics, including the growing shortage of nurses in the United States, the growing demand for healthcare services and the trend among healthcare providers toward outsourcing staffing services. For the year ended December 31, 2001 our revenue and EBITDA were $500.5 million and $56.2 million, respectively.

OVERVIEW OF OUR INDUSTRY

    The STAFFING INDUSTRY REPORT, an independent staffing industry publication, estimated that the healthcare segment of the temporary staffing market generated $7.2 billion in revenue in 2000 and that this segment would grow 18% to $8.5 billion in 2001.

    The most common temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses.

    - Travel nurse staffing involves placement of registered nurses on a contracted, fixed-term basis. Travel nurses provide a long-term solution to a nurse shortage, present hospitals and other healthcare facilities with a pool of potential full-time job candidates and enable healthcare facilities to provide their patients with continuity of care. Assignments may run several weeks to one year, but are typically 13 weeks long. The healthcare professional temporarily relocates to the geographic area of the assignment. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements.

    - Per diem staffing comprises the majority of all temporary healthcare staffing and involves placement of locally based healthcare professionals on very short-term assignments, often for daily shift work. Per diem staffing often involves little advance notice of assignments by the client.

INDUSTRY DYNAMICS

    SHORTAGE OF NURSES. There is a pronounced shortage of registered nurses, especially experienced, specialty nurses who staff operating rooms, emergency rooms, intensive care units and pediatric wards. A recent study published in the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION,estimates that by 2020, the nationwide registered nurse workforce will be nearly 20% below projected requirements.

    Several factors have contributed to the decline in the supply of nurses:

    - The nurse pool is getting older and retiring. The study in the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION projects that within the next ten years, the average age of registered nurses will increase 3.5 years to over 45.

    - Many registered nurses are choosing to pursue careers outside of acute care hospitals or in professions other than nursing. Similarly, the numbers of candidates taking the NCLEX-RN-Registered Trademark-examination for the first time, as reported by the National Council of State Boards of Nursing, Inc., has declined at an average of 5.5% for each of the past six years.

    The shortage of nurses drives demand for our services because hospitals turn to temporary nurses to make up for shortfalls in their permanent staff.

    INCREASING UTILIZATION OF HEALTHCARE SERVICES. There are a number of factors driving an increase in the utilization of healthcare services, including:

    - Increasing demand for healthcare services as a result of the aging of the baby boomers; and

    - Technological advances in healthcare treatment methods which attract a greater number of patients with complex medical conditions requiring a higher intensity of care.

    The Centers for Medicare and Medicaid Services projected that total healthcare expenditures would grow by 8.6% in 2001 and by 7.1% annually from 2001 through 2010. According to these projections, healthcare expenditures will account for approximately $2.6 trillion or 15.9% of U.S. gross domestic product by 2010.

    INCREASED OUTSOURCING OF STAFFING SERVICES. Healthcare providers are increasingly using temporary staffing to manage seasonal fluctuations in demand for their services.

    The following factors have created seasonal fluctuations in demand for healthcare personnel:

    - Seasonal population swings, in areas such as the sunbelt states of Florida, Arizona and California in the winter months and the northeast in the summer months.

    - Seasonal changes in occupancy rates that tend to increase during the winter months and decrease during the summer months.

The use of temporary personnel enables these providers to vary their staffing levels to match these changes in demand and avoid the more costly alternative of hiring permanent medical staff.

    The healthcare staffing industry also includes the temporary staffing of doctors and dentists, allied health personnel and professionals, and advanced practice professionals, but excludes home healthcare services. Healthcare staffing is also expanding, providing new specialties such as medical billing and receptionists.

OUR COMPETITIVE STRENGTHS

    Our competitive strengths include:

    - LEADER IN THE RAPIDLY GROWING NURSE STAFFING INDUSTRY. We have operated in the travel nurse staffing industry since the 1970s and have the leading brand name based on revenue. Our Cross

      Country TravCorps brand is well recognized among leading healthcare providers and professionals. We believe that through our relationships with existing travel nurse staffing clients, we are positioned to effectively market complementary services, including staffing of clinical trials and allied health professionals, search and recruitment, consulting, and education and training to our existing client base.

    - STRONG AND DIVERSE CLIENT RELATIONSHIPS. We provide staffing solutions to an active client base of over 3,000 hospitals, pharmaceutical companies and other healthcare providers across all 50 states. We do not rely on any geographic region or client for a significant portion of our revenue. No single client accounted for more than 3% of our revenue in 2001. In 2001, we worked with over 75% of the nation's top hospitals, as identified by U.S. NEWS AND WORLD REPORT. We provide temporary staffing to our clients through assignments that typically have terms of 13 weeks or longer. Our fees are paid directly by our clients rather than by government or other third-party payors.

    - LEADER IN RECRUITING AND EMPLOYEE RETENTION. We are a leader in the recruitment and the retention of highly qualified healthcare professionals. We recruit healthcare professionals from all 50 states and Canada. In 2001, we received approximately 24,400 requests for applications from potential field employees and approximately 13,100 completed applications were added to our database. Employee referrals generate a majority of our new candidates. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits. In 2001, more than 70% of our nurses accepted new assignments with us within 35 days of completion of previous assignments. In 1996, we established Cross Country University, the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center.

    - SCALABLE AND EFFICIENT OPERATING STRUCTURE. We have an efficient centralized operating structure that includes a database of more than 159,000 nurses and other healthcare professionals who have completed job applications with us. Our size and centralized structure provide us with operating efficiencies in key areas such as recruiting, advertising, marketing, training, housing and insurance benefits. Our fully integrated proprietary information system enables us to manage virtually all aspects of our travel staffing operations. This system is designed to accommodate significant future growth of our business.

    - STRONG MANAGEMENT TEAM WITH EXTENSIVE HEALTHCARE STAFFING AND ACQUISITION EXPERIENCE. Our management team has played a key role in the development of the travel nurse staffing industry. Our management team, which averages more than 10 years of experience in the healthcare industry, has consistently demonstrated the ability to successfully identify and integrate strategic acquisitions.

OUR BUSINESS

HEALTHCARE STAFFING SERVICES

TRAVEL STAFFING

    OVERVIEW

    We are a leading provider of travel nurse staffing services, in terms of revenue generated. Under the Cross Country TravCorps brand, we provide nurses on a fixed-term contract basis throughout the U.S. In addition, we have recently acquired the NovaPro brand, which targets nurses seeking more customized benefits packages. We fill the majority of our assignments in acute care hospitals, including teaching institutions, trauma centers and community hospitals. We also fill assignments in non-acute care settings, including nursing homes, skilled nursing facilities and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools. We staff both public and private, for-profit and not-for-profit facilities. In addition to our core nurse staffing business, we provide operating room technicians, therapists and other allied health and advanced practice professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, in a wide range of specialties.

    We recruit credentialed nurses and other healthcare professionals and place them on assignments away from their homes. We believe that these professionals are attracted to us because we offer them high levels of customer service, as well as a wide range of diverse assignments throughout the United States, Canada, Bermuda and the United States Virgin Islands.

CONTRACTS WITH FIELD EMPLOYEES AND CLIENTS

    Each of our field employees works for us under a contract. These contracts typically last 13 weeks. Payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, including applicable overtime, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits and professional liability insurance and OSHA requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments leased by the Company and travel services. The Company's contract with the healthcare professional obligates it to provide these services to the healthcare professional. The Company is compensated for the services it provides at a predetermined rate negotiated between the Company and its hospital client, without regard to the Company's cost of providing these services. Currently more than 98% of our employees work for us under payroll contracts. Our fees are paid directly by our clients rather than by government or other third-party payors. In 2001, we completed approximately 16,950 individual assignments, typically lasting 13 weeks.

RECRUITING AND RETENTION

    In 2001, we received approximately 24,400 requests for applications from potential field employees and approximately 13,100 completed applications were added to our database. More than half of our field employees have been referred by current or former employees, with the remainder attracted by advertisements in trade publications and our internet website. Our internet site allows potential applicants to review our business profile, apply on-line, view our company-provided housing and participate in on-line forums. We offer appealing assignments, attractive compensation packages, housing and other benefits, as well as substantial training opportunities through Cross Country University.

    Our recruiters are responsible for recruiting applicants, handling placements, maintaining a regular dialogue with nurses on assignment, making themselves available to address nurses' concerns regarding current assignments and future opportunities, and other significant job support and guidance. Recognizing that a nurse's relationship with the recruiter is the key to retaining qualified applicants, our recruiters establish lasting partnerships with the nurses. As part of the screening process, we conduct in-depth telephone interviews with our applicants and verify references to determine qualifications. Along with our hospital clients, we typically review our travel nurses' performance after each assignment and use this information to maintain the high quality of our staffing.

    Our recruiters utilize our sophisticated database of positions, which is kept up-to-date by our account managers, to match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, the account manager reviews the candidate's resume package before submitting it to the client for review.

    Our educational and training services give us a competitive advantage by enhancing both the quality of our nurses and the effectiveness of our recruitment efforts. We typically monitor the quality of our workforce in the field through performance reviews after each assignment and further develop the capabilities of our recruits through our Cross Country University brand. These services offer substantial benefits, such as:

    - improving the quality of our nurses by offering them substantial training opportunities;

    - enabling our nurses to easily complete state licensing requirements;

    - providing professional development opportunities to our nurses; and

    - enhancing our image within the industry.

    We recently initiated Assignment America, a recruitment program for foreign-trained nurses. Assignment America is designed to address the current shortage of nurses in the United States. Through Assignment America, we plan to recruit registered nurses from foreign English-speaking countries, assist them in obtaining U.S. nursing licenses, sponsor them for U.S. permanent residency visas and then place them in domestic acute care hospitals. We believe Assignment America will help us meet a greater portion of the demand for our services. Because the recruitment process for foreign nurses is more onerous than for domestic nurses, Assignment America nurses commit to long-term contracts which typically range from 18 to 24 months. We plan to initially recruit nurses from the United Kingdom, South Africa, New Zealand and Australia.

OPERATIONS

    We service all of the assignment needs of our field employees and client facilities through two operations centers located in Boca Raton, FL and Malden, MA. These centers perform key support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, client care, and risk management.

    Hours worked by field employees are recorded by our operations system which then transmits the data directly to Automated Data Processing for payroll processing. As a result, client billings can be generated automatically once the payroll information is complete, enabling real time management reporting capabilities as to hours worked, billings and payroll costs. Our payroll department also provides customer support services for field employees who have questions.

    We have approximately 3,100 apartments on lease throughout the U.S. Our client accommodations department secures leases, and arranges for furniture rental and utilities for field employees at their assignment locations. Typically, we provide for shared accommodations with lease terms which correspond to the length of the assignment. We believe that our economies of scale help us secure preferred pricing and favorable lease terms.

    We have also developed expertise in insurance, benefits administration and risk management. For workers compensation coverage, we provide an attractive program that is partially self-insured. For medical coverage, we use a partially self-insured preferred provider organization plan.

SALES AND MARKETING

    Our sales and marketing activities are comprised of the following:

    NEW ACCOUNT DEVELOPMENT. Our new account development efforts are driven principally through inbound telemarketing activities managed by a two-person team of new business executives. In addition to negotiating new contracts with prospective clients, these account executives also actively seek out specific job opportunities for candidates who are not able to match our existing database of opportunities. These activities generate approximately 350 new clients each year.

    MANAGEMENT OF EXISTING ACCOUNTS. We have a sales force composed of account executives and managers of business development assigned to geographic markets who manage approximately 75 to 90 client accounts each. This sales force determines the appropriate billing rate and nurse pay rate for a given facility utilizing a proprietary pricing model.

    Day-to-day management of client accounts is handled by a team of approximately 20 professionals. The account managers, who often have a nursing background, are responsible for contacting active client facilities to obtain open orders for staff. Once a candidate is submitted to the account manager for submission to the facility, the account manager reviews the candidate's credentials and confirms the appropriateness of the match. The account manager then electronically submits appropriate materials to the facility.

    BRAND MARKETING. Our brand marketing initiatives help develop Cross Country's image in the markets we serve. Our brand is reinforced by our professionally designed website, brochures and pamphlets, direct mail and advertising materials. We believe that our branding initiatives coupled with our high-quality client service differentiate us from our competitors and establish us as a leader, in terms of brand recognition, in temporary nurse staffing.

    TRADE AND ASSOCIATION RELATIONSHIP MANAGEMENT. We actively manage trade and association relationships through attendance at numerous national, regional and local conferences and meetings, including National Association of Health Care Recruiters, Association of Critical Care Nurses, American Organization of Nurse Executives, American Society for Healthcare Human Resource Administration, American College of Healthcare Executives and Medical Group Management Association.

CLINICAL RESEARCH AND TRIALS STAFFING

    Through our ClinForce brand, we provide clinical research professionals for both contract assignments and permanent placement to many of the world's leading companies in the pharmaceutical, biotechnology, medical device and related industries. We provide an array of professionals in such areas as clinical research and clinical data sciences, medical review and writing, and pharmaeconomics and regulatory affairs. Our understanding of the clinical research process enables us to provide responsive service to our clients and to offer greater opportunities to our research professionals.

PER DIEM STAFFING

    We provide per diem nurse staffing services to healthcare facilities in Atlanta, Georgia, Las Vegas, Nevada, Phoenix, Arizona, Chicago, Illinois and Seattle, Washington. Per diem staffing typically involves the placement of local nurses to fill the immediate needs of healthcare facilities on a shift-by-shift or short-term basis. While per diem services accounted for less than 1% of our revenue in 2001, we believe this market presents a significant growth opportunity.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

    We provide an array of healthcare-oriented human capital management services, which complement our core travel nurse staffing business. These services include:

    - SEARCH AND RECRUITMENT. We provide both retained and contingency search and recruitment services to healthcare organizations throughout the United States, including hospitals, pharmaceutical companies, insurance companies and physician groups. Our search services include the placement of physicians, healthcare executives and nurses.

    - HEALTHCARE CONSULTING SERVICES. We provide healthcare-oriented consulting services, including consulting related to physician compensation, strategy, operations, facilities planning, workforce management and merger integration.

    - EDUCATION AND TRAINING SERVICES. Cross Country University provides continuing education programs to the healthcare industry. Cross Country University holds national conferences, as well as one-day seminars, on topics relevant to nurses and healthcare professionals and provides conference management services. To enhance Cross Country University, in December 2000 we acquired Heritage, which produced over 3,300 seminars and conferences that were attended by over 92,000 registrants in more than 200 cities across the U.S. in 2001. In addition, we extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

    - RESOURCE MANAGEMENT SERVICES. We provide software tools and services designed to enhance clients' capabilities to manage their nursing staff and their relationships with external staffing vendors. Our E-Staff tool is an online communication, scheduling and training service for the nursing industry.

SYSTEMS

    Our placement and support operations are supported by sophisticated information systems that facilitate smooth interaction between our recruitment and support functions. Our fully integrated proprietary information system enables us to manage virtually all aspects of our travel staffing operations. The system is designed to accommodate significant future growth of our business. In addition, its parallel process design allows for the addition of further capacity to its existing hardware platform. We have proprietary software that handles most facets of our business, including contract pricing and profitability, contract processing, job posting, housing management, billing/payroll and insurance. Our systems provide reliable support to our facility clients and field employees and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skill set of each registered field employee.

    Our financial and management reporting is managed on the PeopleSoft Financial Suite. PeopleSoft is a leading enterprise resource planning software suite that provides modules used to manage our accounts receivable, accounts payable, general ledger and billing. This system is designed to accommodate significant future growth of our business.

GROWTH STRATEGY

    We intend to continue to grow our businesses by:

    - ENHANCING OUR ABILITY TO FILL UNMET DEMAND FOR OUR TRAVEL STAFFING SERVICES. There is substantial unmet demand for our travel staffing services. We are striving to meet a greater portion of this demand by recruiting additional healthcare personnel. Our recruitment strategy for nurses and other healthcare professionals is focused on:

     - increasing referrals from existing field employees by providing them with superior service;

     - expanding our advertising presence to reach more nursing professionals;

     - using the internet to accelerate the recruitment-to-placement cycle;

     - increasing the number of staff dedicated to the recruitment of new nurses; and

     - developing Assignment America, our recruitment program for foreign-trained acute care nurses residing abroad.

    - INCREASING OUR MARKET PRESENCE IN THE PER DIEM STAFFING MARKET. We intend to use our existing brand recognition, client relationships and database of nurses who have expressed an interest in temporary assignments to expand our per diem services to the acute care hospital market. While we have not historically had a significant presence in per diem staffing services, we believe that this market presents a substantial growth opportunity.

    - EXPANDING THE RANGE OF SERVICES WE OFFER OUR CLIENTS. We plan to utilize our relationships with existing travel staffing clients to more effectively market complementary services, including staffing of clinical trials and allied health professionals, search and recruitment, consulting, and education and training.

    - ACQUIRING COMPLEMENTARY BUSINESSES. We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence.

    - INCREASING OPERATING EFFICIENCIES. We seek to increase our operating margins by increasing the productivity of our administrative personnel, using our purchasing power to achieve greater savings in key areas such as housing and benefits and continuing to invest in our information systems.

COMPETITIVE ENVIRONMENT

    The travel nurse staffing industry is highly competitive, with limited barriers to entry. Our principal competitor in the travel nurse staffing industry is AMN Healthcare Services Inc. We also compete with a number of nationally and regionally focused temporary nurse staffing companies that have the capabilities to relocate nurses geographically and, to a lesser extent, with local temporary nurse agencies.

    In addition, the markets for our clinical staffing, allied staffing and per diem nurse staffing and for our healthcare-oriented human capital management services are highly competitive and highly fragmented, with limited barriers to entry.

    The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, quality of accommodations, quality and breadth of assignments, speed of placements, quality of recruitment teams and reputation. We believe that persons seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing firms, and that multiple staffing companies have the opportunity to place employees with many of our clients. Therefore, the ability to respond to candidate inquiries and submit candidates to clients more quickly than our competitors is an important factor in our ability to fill assignments. In addition, because of the large overlap of assignments, we focus on retaining field employees by providing long-term benefits such as 401(k) plans and cash bonuses. Although we believe that the relative size of our database and economies of scale derived from the size of our operations make us an attractive employer for nurses seeking travel opportunities, we expect competition for candidates to continue to increase.

    The principal competitive factors in attracting and retaining temporary healthcare staffing clients include the ability to fill client needs, price, quality assurance and screening capabilities, compliance with regulatory requirements, an understanding of the client's work environment, risk management policies and coverages, and general industry reputation.

REGULATORY ISSUES

    In order to service our client facilities and to comply with OSHA and Joint Commission or Accreditation of Healthcare Organizations standards, we have developed a risk management program. The program is designed to protect against the risk of negligent hiring by requiring a detailed skills assessment from each healthcare professional. We conduct extensive reference checks and credential verifications for each of the nurses and other healthcare professionals that we might staff. In addition, we have a claims-based professional liability insurance policy with a limit of $1.0 million per claim and an aggregate limit of $3.0 million. We also have a fully insured umbrella liability insurance policy with a limit of $10.0 million.

    PROFESSIONAL LICENSURE AND CORPORATE PRACTICE. Nurses and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff frequently are required to have been certified to provide certain medical care, such as CPR and anesthesiology, depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, comply with all applicable state laws.

    BUSINESS LICENSES. A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide services on-site at hospitals and other healthcare facilities to support or supplement the hospitals' or healthcare facilities' work force. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses can result in injunctions against operating, cease and desist orders, and/or fines. We endeavor to maintain in effect all required state licenses.

    REGULATIONS AFFECTING OUR CLIENTS. Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Such limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

EMPLOYEES

    As of February 20, 2002, we had approximately 775 corporate employees and approximately 5,800 field employees, 98% of whom were working for us on a full time basis. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

RISK FACTORS

    In addition to the other information included in this Report on Form 10-K, you should consider the following risk factors.

CURRENTLY WE ARE UNABLE TO RECRUIT ENOUGH NURSES TO MEET OUR CLIENTS' DEMANDS
  FOR OUR NURSE STAFFING SERVICES, LIMITING THE POTENTIAL GROWTH OF OUR STAFFING BUSINESS.

    We rely significantly on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. In addition, in the aftermath of the terrorist attacks on New York and Washington, we experienced a temporary interruption of normal business activity. Similar events in the future could result in additional temporary or longer-term interruptions of our normal business activity.

THE COSTS OF ATTRACTING AND RETAINING QUALIFIED NURSES AND OTHER HEALTHCARE PERSONNEL MAY RISE MORE THAN WE ANTICIPATE.

    We compete with other healthcare staffing companies for qualified nurses and other healthcare personnel. Because there is currently a shortage of qualified healthcare personnel, competition for these employees is intense. To induce healthcare personnel to sign on with them, our competitors may increase hourly wages or other benefits. If we do not raise wages in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. In addition, if we raise wages in response to our competitors' wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

OUR COSTS OF PROVIDING HOUSING FOR NURSES AND OTHER HEALTHCARE PERSONNEL MAY BE HIGHER THAN WE ANTICIPATE AND, AS A RESULT, OUR MARGINS COULD DECLINE.

    We currently have approximately 3,100 apartments on lease throughout the U.S. If the costs of renting apartments and furniture for our nurses and other healthcare personnel increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse's housing lease exceeds the term of the nurse's staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, typically 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

DECREASES IN PATIENT OCCUPANCY AT OUR CLIENTS' FACILITIES MAY ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS.

    Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our clients' facilities. When a hospital's occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of occupancy downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, occupancy at our clients' facilities could decline. This reduction in occupancy could adversely affect the demand for our services and our profitability.

WE ARE DEPENDENT ON THE PROPER FUNCTIONING OF OUR INFORMATION SYSTEMS.

    Our company is dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably and to bill for services efficiently.

WE MAY EXPERIENCE DIFFICULTIES WITH OUR RECENTLY IMPLEMENTED FINANCIAL PLANNING AND REPORTING SYSTEM.

    In March 2001, we implemented a new financial planning and reporting system. We may face difficulties or incur additional costs integrating data, including data from companies acquired by us, to make it compatible with the new system. In addition, we are in the process of upgrading this system. If we experience difficulties with our system, or delays relating to the upgrade of the system, our ability to generate timely and accurate financial reports could be adversely affected.

IF REGULATIONS THAT APPLY TO US CHANGE, WE MAY FACE INCREASED COSTS THAT REDUCE OUR REVENUE AND PROFITABILITY.

    The temporary healthcare staffing industry is regulated in many states. In some states, firms such as our company must be registered to establish and advertise as a nurse staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees. In addition, if government regulations were implemented that limited the amounts we could charge for our services, our profitability could be adversely affected.

FUTURE CHANGES IN REIMBURSEMENT TRENDS COULD HAMPER OUR CLIENTS' ABILITY TO PAY US.

    Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS.

    Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain bank approval for any acquisition over $25.0 million, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

WE MAY FACE DIFFICULTIES INTEGRATING OUR ACQUISITIONS INTO OUR OPERATIONS AND OUR ACQUISITIONS MAY BE UNSUCCESSFUL, INVOLVE SIGNIFICANT CASH EXPENDITURES OR EXPOSE US TO UNFORESEEN LIABILITIES.

    We continually evaluate opportunities to acquire healthcare staffing companies and other human capital management services companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies.

    These acquisitions involve numerous risks, including:

    - potential loss of key employees or clients of acquired companies;

    - difficulties integrating acquired personnel and distinct cultures into our business;

    - difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

    - diversion of management attention from existing operations; and

    - assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

    These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

SIGNIFICANT LEGAL ACTIONS COULD SUBJECT US TO SUBSTANTIAL UNINSURED LIABILITIES.

    In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

    The costs related to obtaining and maintaining professional and general liability insurance and health insurance for healthcare providers has been increasing. The cost of our professional and general liability insurance per FTE increased by approximately 124% in 2001. The cost of our healthcare insurance per FTE increased by approximately 50% in 2001. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

IF WE BECOME SUBJECT TO MATERIAL LIABILITIES UNDER OUR SELF-INSURED PROGRAMS, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

    We provide workers compensation coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial uninsured workers compensation or medical coverage liabilities, our financial results may be adversely affected.

OUR CLIENTS MAY TERMINATE OR NOT RENEW THEIR STAFFING CONTRACTS WITH US.

    Our travel staffing arrangements with clients are generally terminable upon 30 or 90 days' notice. We may have fixed costs, including housing costs, associated with terminated arrangements that we will be obligated to pay post-termination.

    Our clinical trials staffing business is conducted under long-term contracts with individual clients that may conduct numerous clinical trials. Some of these long-term contracts are terminable by the clients without cause upon 30 to 60 days notice.

OUR INDEMNITY FROM W. R. GRACE, IN CONNECTION WITH OUR ACQUISITION OF THE ASSETS OF CROSS COUNTRY STAFFING, MAY BE MATERIALLY IMPAIRED BY GRACE'S FINANCIAL CONDITION.

    In connection with our acquisition from W. R. Grace & Co. of the assets of Cross Country Staffing, our predecessor, Grace agreed to indemnify us against damages arising out of the breach of certain representations or warranties of Grace, as well as against any liabilities retained by Grace. In March 2001, Grace filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. This bankruptcy filing could materially impair Grace's obligations to indemnify us.

BECAUSE OUR PRINCIPAL STOCKHOLDERS CONTROL US, THEY WILL BE ABLE TO DETERMINE THE OUTCOME OF ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS FOR APPROVAL, REGARDLESS OF THE PREFERENCES OF OTHER STOCKHOLDERS.

    Charterhouse Equity Partners III, or CEP III, and investment funds managed by Morgan Stanley Private Equity together own approximately 37% of our outstanding common stock. Accordingly, acting together, they will be able to substantially influence:

    - the election of directors;

    - management and policies; and

    - the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Currently, our board of directors is comprised of ten members, two of whom are designees of CEP III and two of whom are designees of investment funds managed by Morgan Stanley Private Equity. Under our stockholders' agreement, CEP III and the funds managed by Morgan Stanley Private Equity will each have the right to designate two directors for nomination to our board of directors. This number decreases if either CEP III or the funds managed by Morgan Stanley Private Equity reduce their respective ownership by more than 50% of their holdings prior to our initial public offering. Their interests may conflict with the interests of the other holders of common stock.

AN AGGREGATE OF APPROXIMATELY 9,750,715 RESTRICTED SHARES WILL BECOME ELIGIBLE FOR RESALE IN THE PUBLIC MARKET ON APRIL 25, 2002, 672,019 RESTRICTED SHARES WILL BECOME ELIGIBLE FOR RESALE IN THE PUBLIC MARKET ON MAY 20, 2002 AND 12,471,773 SHARES WILL BECOME ELIGIBLE FOR RESALE IN THE PUBLIC MARKET ON
JUNE 20, 2002 AND FUTURE SALES OF THIS STOCK MAY CAUSE OUR STOCK PRICE TO
DECLINE.

    Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock. We and our officers, directors, CEP III, Morgan Stanley Private Equity, and CHEF Nominees Limited have agreed not to sell or transfer any shares of our common stock until June 20, 2002 without the consent of the underwriters' for our public offering commenced March 20, 2002. DB Capital Investors, L.P. and the Northwestern Mutual Life Insurance Company have agreed not to sell or transfer any shares of our common stock until May 20, 2002 without the consent of the underwriters' for our public offering commenced March 20, 2002. Substantially all of the other individuals holding shares of our common stock prior to our initial public offering, agreed not to sell or transfer any shares of our common stock until April 25, 2002 without the consent of the underwriters for our initial public offering. The underwriters may release these shares from the restrictions at any time.

    Furthermore, CEP III and investment funds managed by Morgan Stanley Private Equity each have demand rights to cause us to file, at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 37% of our outstanding common stock. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

    In addition, we registered 4,398,001 shares of common stock for issuance under our stock option plans. Options to purchase 3,479,296 shares of common stock were issued and outstanding as of February 28, 2002, of which, as of February 28, 2002, options to purchase 1,507,236 shares were vested. Common stock issued upon exercise of stock options, except by our executive officers and directors, under our benefit plans are eligible for resale in the public market without restriction.

    We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

IF PROVISIONS IN OUR CORPORATE DOCUMENTS AND DELAWARE LAW DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, WE MAY BE UNABLE TO CONSUMMATE A TRANSACTION THAT OUR STOCKHOLDERS CONSIDER FAVORABLE.

    Our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

ITEM 2. PROPERTIES

    We do not own any real property. Our principal leases are listed below.

LOCATION                                         FUNCTION               SQUARE FEET   LEASE EXPIRATION
--------                            ----------------------------------  -----------   -----------------
Boca Raton, Florida...............  Headquarters                          43,000      April 30, 2008

Malden, Massachusetts.............  Staffing administration, general      27,812      June 30, 2005
                                    office use and storage space

Clayton, Missouri.................  Search and recruitment                26,411      November 30, 2003
                                    headquarters

Durham, North Carolina............  Clinical research and trials          12,744      December 31, 2004
                                    staffing headquarters

ITEM 3. LEGAL PROCEEDINGS

    We are not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock commenced trading on the Nasdaq National Market under the symbol "CCRN" on October 25, 2002. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of common stock on the Nasdaq National Market. (Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.)

CALENDAR PERIOD                                                 HIGH       LOW
---------------                                               --------   --------
2001

Fourth Quarter (from October 25, 2001)......................   $28.00     $20.00

2002

First Quarter (through March 27, 2002)......................   $30.97     $21.13
                                                               ------     ------

    On March 27, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $26.66 per share. As of March 27, 2002, there were approximately 212 stockholders of record of our common stock. Because many of such shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

    We have never paid or declared cash dividends on our common stock. We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, covenants in our credit facility limit our ability to declare and pay cash dividends on our common stock.

    During 2001 we granted options to purchase a total of 527,915 shares of Common Stock to employees, including certain senior managers, at a weighted average exercise price of approximately $18.19 per share. Such grants were deemed exempt from registration under the Securities Act in reliance on either:
(1) Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701; or (2) Section 4(2) of the Securities Act, including Regulation D thereunder, as transactions by an issuer not involving any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data as of December 31, 2000 and 2001 and for the five-month period July 30, 1999 to December 31, 1999 and for the years ended December 31, 2000 and 2001 are derived from the audited consolidated financial statements of Cross Country, Inc. included elsewhere in this report. The selected financial data as of December 31, 1998 and July 29, 1999 and for the year ended December 31, 1998 and for the seven-month period January 1, 1999 to July 29, 1999 have been derived from the audited financial statements of Cross Country Staffing, included elsewhere in this report. The selected financial data as of December 31, 1999 was derived from the financial statements of Cross Country, Inc. that have been audited but not included in this report. The selected financial data as of December 31, 1997 and for the year then ended were derived from the financial statements of Cross Country Staffing that have been audited but not included in this report.

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country, Inc., and Cross Country Staffing, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

                                                                                                            YEAR ENDED DECEMBER
                                                           PREDECESSOR(A)                                           31,
                                             -------------------------------------------   PERIOD FROM    -----------------------
                                                   YEAR ENDED             PERIOD FROM        JULY 30
                                                  DECEMBER 31,         JANUARY 1 THROUGH     THROUGH
                                             -----------------------       JULY 29,        DECEMBER 31,
                                                1997         1998            1999            1999(B)         2000         2001
                                             ----------   ----------   -----------------   ------------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenue from services......................  $  138,560   $  158,592       $  106,047       $   87,727    $ 367,690    $  500,503
Operating expenses:
  Direct operating expenses................     108,726      121,951           80,187           68,036      273,095       374,651
  Selling, general and administrative
    expenses(c)............................      16,051       19,070           12,688            9,257       49,027        68,392
  Bad debt expense.........................         624          722              157              511          433         1,274
  Depreciation.............................         150          264              212              155        1,324         2,579
  Amortization.............................         875          859              496            4,422       13,701        15,158
  Non-recurring indirect transaction
    costs(d)...............................          --           --               --               --        1,289            --
                                             ----------   ----------       ----------       ----------    ----------   ----------
  Total operating expenses.................     126,426      142,866           93,740           82,381      338,869       462,054
                                             ----------   ----------       ----------       ----------    ----------   ----------
Income from operations.....................      12,134       15,726           12,307            5,346       28,821        38,449
Other (income) expense:
  Interest expense, net....................       1,647          850              230            4,821       15,435        14,422
  Other expense............................          37          183              190               --           --            --
                                             ----------   ----------       ----------       ----------    ----------   ----------
Income before income taxes, discontinued
  operations and extraordinary item........      10,450       14,693           11,887              525       13,386        24,027
Income tax expense(e)......................          --           --               --              672        6,730        10,364
                                             ----------   ----------       ----------       ----------    ----------   ----------
Income (loss) before discontinued
  operations and extraordinary item........      10,450       14,693           11,887             (147)       6,656        13,663
Discontinued operations, net of income
  taxes:
  Loss from discontinued operations(f).....          --           --               --             (195)      (1,604)           --
  Loss on disposal(f)......................          --           --               --               --         (454)         (207)
                                             ----------   ----------       ----------       ----------    ----------   ----------
Net income (loss) before extraordinary
  item.....................................      10,450       14,693           11,887             (342)       4,598        13,456
Extraordinary loss on early extinguishment
  of debt, net of income taxes(g)..........          --           --               --               --           --        (4,784)
                                             ----------   ----------       ----------       ----------    ----------   ----------
Net income (loss)..........................  $   10,450   $   14,693       $   11,887       $     (342)   $   4,598    $    8,672
                                             ==========   ==========       ==========       ==========    ==========   ==========
Net income (loss) per common
  share--basic(h):
  Income (loss) before discontinued
    operations and extraordinary item......                                                 $    (0.01)   $    0.29    $     0.55
  Discontinued operations..................                                                      (0.01)       (0.09)        (0.01)
                                                                                            ----------    ----------
Net income (loss) before extraordinary
  item.....................................                                                      (0.02)        0.20          0.54
Extraordinary loss on early extinguishment
  of debt..................................                                                         --           --         (0.19)
                                                                                            ----------    ----------
Net income (loss)..........................                                                 $    (0.02)   $    0.20    $     0.35
                                                                                            ==========    ==========

Net income (loss) per common
  share--diluted(h):
  Income (loss) before discontinued
    operations and extraordinary item......                                                 $    (0.01)   $    0.29    $     0.54
  Discontinued operations..................                                                      (0.01)       (0.09)        (0.01)
                                                                                            ----------    ----------
Net income (loss) before extraordinary
  item.....................................                                                      (0.02)        0.20          0.53
Extraordinary loss on early extinguishment
  of debt..................................                                                         --           --         (0.19)
                                                                                            ----------    ----------
Net income (loss)..........................                                                 $    (0.02)   $    0.20    $     0.34
                                                                                            ==========    ==========

Weighted-average common shares outstanding:
  Basic....................................                                                 15,291,749    23,205,388   24,881,218
  Diluted..................................                                                 15,291,749    23,205,388   25,222,936

OTHER OPERATING DATA
EBITDA(i)..................................  $   13,159   $   16,849       $   13,015       $    9,923    $  45,135    $   56,186
EBITDA as % of revenue.....................         9.5%        10.6%            12.3%            11.3%        12.3%         11.2%

FTE's(j)...................................       2,102        2,264            2,466            2,789        4,167         4,816
Weeks worked(k)............................     109,313      117,728           73,980           61,358      216,684       250,432
Average healthcare staffing revenue per FTE
  per week(l)..............................  $    1,268   $    1,347       $    1,429       $    1,417    $   1,619         1,854

Net cash flow provided by operating
  activities...............................  $   12,374   $   14,434       $   12,178       $    6,301    $  10,397    $   19,702
Net cash flow provided by (used in)
  investing activities.....................  $     (309)  $     (977)      $     (202)      $    1,370    $  (9,584)   $  (42,321)
Net cash flow (used in) provided by
  financing activities.....................  $  (12,064)  $  (13,458)      $  (11,977)      $   (3,101)   $  (5,641)   $   25,262

                                                      AS OF DECEMBER 31,                           AS OF DECEMBER 31,
                                                    ----------------------      AS OF      ----------------------------------
                                                       1997        1998     JULY 29, 1999     1999        2000        2001
                                                    ----------  ----------  -------------  ----------  ----------  ----------
CONSOLIDATED BALANCE SHEET DATA
Working capital...................................  $   12,372  $   12,871   $    9,752    $   33,998  $   34,375  $   69,165
Cash and cash equivalents.........................           1          --           --         4,828          --       2,644
Total assets......................................      36,080      41,901       44,464       309,695     317,626     361,980
Total debt........................................      18,700      13,173        7,874       159,074     157,272      48,865
Stockholders' equity(m)...........................       7,122      13,451       19,466       118,742     123,340     269,927

------------------------------
(a) On July 29, 1999, we acquired the assets of Cross Country Staffing which, for accounting and reporting purposes, is our predecessor. Financial data for the period prior to July 30, 1999 is that of Cross Country Staffing.

(b) Includes TravCorps results from December 16, 1999, the date of its acquisition, through December 31, 1999.

(c) Includes expenses related to a discontinued management incentive compensation plan of $2.1 million for the seven-month period
    January 1-July 29, 1999. The management incentive compensation plan was discontinued on July 30, 1999.

(d) Non-recurring indirect transaction costs consist of non capitalizable transition bonuses and integration costs related to the TravCorps acquisition and expenses related to this transaction.

(e) Prior to July 30, 1999, our predecessor, Cross Country Staffing, operated as a partnership under the applicable provisions of the Internal Revenue Code, and, accordingly, income related to the operations of Cross Country Staffing was taxed directly to its partners.

(f) Reflects the operating results of HospitalHub, Inc., which began operations in 1999. We completed the divestiture of HospitalHub, Inc. during the second quarter of 2001.

(g) Extraordinary loss on early extinguishment of debt consists of a $1.6 million prepayment penalty from the early redemption of the subordinated pay-in-kind notes and the write-off of $6.4 million of debt issuance costs related to the repayment of borrowings under our credit facility, net of applicable taxes.

(h) The financial data contained herein for periods prior to July 30, 1999, is that of our predecessor, Cross Country Staffing, a partnership, for which share and per share amounts were not applicable.

(i) We define EBITDA as income before interest, income taxes, depreciation, amortization and non-recurring indirect transaction costs. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(j) FTE's represent the average number of contract staffing personnel on a full-time equivalent basis.

(k) Weeks worked is calculated by multiplying the FTE's by the number of weeks during the respective period.

(l) Average healthcare staffing revenue per FTE per week is calculated by dividing the healthcare staffing revenue by the number of weeks worked in the respective periods. Healthcare staffing revenue includes revenue from permanent placement of nurses.

(m) Consists of partners' capital for periods prior to July 30, 1999, since our predecessor, Cross Country Staffing, was a partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We are one of the largest providers of healthcare staffing services in the United States. Approximately 80% of our revenue is derived from travel nurse staffing services. We also provide staffing of clinical research professionals and allied healthcare professionals such as radiology technicians, rehabilitation therapists and respiratory therapists. Our staffing operations are complemented by other human capital management services, including search and recruitment, consulting, education and training and resource management services. For the year ended December 31, 2001, our revenue and EBITDA were $500.5 million and $56.2 million, respectively.

HISTORY

    In July 1999, an affiliate of Charterhouse Group International, Inc. and certain members of management acquired the assets of Cross Country Staffing, our predecessor, from W. R. Grace & Co. Upon the closing of this transaction, we changed from a partnership to a C corporation form of ownership. In
December 1999, we acquired TravCorps Corporation, which was owned by investment funds managed by Morgan Stanley Private Equity and certain members of TravCorps' management and subsequently changed our name to Cross Country TravCorps, Inc. In May 2001, we changed our name to Cross Country, Inc.

REVENUE

    Travel nurse staffing revenue is received primarily from acute care hospitals. Our clinical trials staffing revenue is received primarily from pharmaceutical and biotechnology companies, as well as medical device manufacturers. Revenue from allied health staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, sports medicine clinics and schools. Revenue from our search and recruitment, consulting and education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients rather than by government or other third-party payors.

    Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees' time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees time worked but not yet paid. Each of our field employees on travel assignment works for us under a contract. These contracts typically last 13 weeks. Payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, including applicable overtime, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits and professional liability insurance and Occupational Safety and Health Administration, or OSHA, requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments leased by the Company and travel reimbursement. The Company's contract with the healthcare professional obligates it to provide these services to the healthcare professional. The Company is compensated for the services it provides at a predetermined rate negotiated between the Company and its hospital client, without regard to the Company's cost of providing these services. Currently, more than 98% of our employees work under payroll contracts.

    Our healthcare staffing revenue and earnings are impacted by the relative supply of and demand for nurses at healthcare facilities. We rely significantly on our ability to recruit and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare personnel could limit our ability to fill open assignments and grow our revenue and EBITDA.

    Fluctuations in patient occupancy at our clients' facilities may also affect the profitability of our business. As occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn.

ACQUISITIONS

    In March 2002, we acquired the stock of Jennings Ryan & Kolb, Inc., a healthcare management consulting company, for $1.8 million in cash, the assumption of $0.3 million in debt and potential earnout payments of $1.8 million.

    In January 2002, we acquired the assets of the NovaPro healthcare staffing division of HR Logic Holdings, Inc. for $7.1 million in cash. NovaPro targets nurses seeking more customized benefits packages.

    In May 2001, we acquired Gill/Balsano, a healthcare management consulting firm, for $1.8 million in cash and potential earnout payments of $2.0 million.

    In March 2001, we acquired ClinForce for $31.4 million in cash. In
July 2001 a post-closing purchase price adjustment increased the purchase price and goodwill by $1.4 million each. ClinForce supplies supplemental staffing services for clinical trials.

    In December 2000, we completed the acquisition of Heritage Professional Education, LLC (Heritage), a provider of continuing education programs to the healthcare community, for a purchase price of approximately $6.5 million in cash and potential earnout payments of approximately $6.5 million of which $1.5 million has been earned relative to 2001, but will be paid in 2002.

    In July 2000, we acquired E-Staff, an application service provider that has developed an internet subscription-based communication, scheduling, credentialing and training service business for healthcare providers, for $1.5 million in cash and potential earnout payments of $3.8 million.

    In December 1999, we acquired all outstanding shares of TravCorps' common stock in exchange for shares of our common stock then valued at approximately $32.1 million and we assumed TravCorps' debt of $45.0 million.

DISCONTINUED OPERATIONS

    In December 2000, we committed to a formal plan to divest
HospitalHub, Inc., or HospitalHub, our electronic job board business, which began operations in 1999. The operating results of HospitalHub have been accounted for as discontinued operations in our consolidated financial statements and notes thereto and in the other financial information included herein. We completed the divestiture of HospitalHub in the second quarter of 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets from the acquisition of the assets of Cross Country Staffing, our predecessor, and from subsequent acquisitions were $147.1 million and $97.0 million, respectively, at December 31, 2001. Goodwill and other intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 4.5 to 25 years. Goodwill and other intangible assets represented 91% of our stockholders' equity as of December 31, 2001. The amount of goodwill and other intangible assets amortized equaled 39.4% of our income from operations for the year ended December 31, 2001.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FASB) No. 141, BUSINESS COMBINATIONS and FASB Statement No. 142, INTANGIBLE ASSETS. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations. FASB Statement No. 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and intangible assets deemed to have indefinite lives not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $7.6 million ($0.22 per share) per year. During the first six months of 2002, the Company will perform the required initial impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company believes that the results of this test will not have a material impact on the financial position or results of operations of the Company.

    In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this statement beginning in the first quarter of 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company believes the adoption of FASB Statement No. 144 will not have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

    The following table summarizes, for the periods indicated, selected statement of operations data expressed as a percentage of revenue:

                                                        PREDECESSOR
                                                        -----------
                                                        PERIOD FROM   PERIOD FROM          YEAR ENDED
                                                        JANUARY 1-      JULY 30-          DECEMBER 31,
                                                         JULY 29,     DECEMBER 31,   ----------------------
AS A % OF REVENUE                                          1999           1999         2000          2001
-----------------                                       -----------   ------------   --------      --------
Revenue...............................................     100.0%        100.0%       100.0%        100.0%
Direct operating expenses.............................      75.6          77.6         74.3          74.9
Selling, general and administrative expenses..........      12.0          10.5         13.3          13.7
Bad debt expense......................................       0.1           0.6          0.1           0.2
                                                           -----         -----        -----         -----
EBITDA(a).............................................      12.3          11.3         12.3          11.2
Depreciation and amortization.........................       0.7           5.2          4.1           3.5
Non-recurring indirect transaction costs..............        --            --          0.4            --
                                                           -----         -----        -----         -----
Income from operations................................      11.6           6.1          7.8           7.7
Interest expense, net.................................       0.2           5.5          4.2           2.9
Other expenses........................................       0.2            --           --            --
                                                           -----         -----        -----         -----
Income before income taxes, discontinued operations
  and extraordinary item..............................      11.2           0.6          3.6           4.8
Income tax expense(b).................................        --           0.8          1.8           2.1
                                                           -----         -----        -----         -----
Net income (loss) before discontinued operations and
  extraordinary item..................................      11.2          (0.2)         1.8           2.7
Loss from discontinued operations, net of income
  taxes...............................................        --          (0.2)        (0.4)           --
Estimated loss on disposal of discontinued
  operations..........................................        --            --         (0.1)           --
                                                           -----         -----        -----         -----
Net income (loss) before extraordinary item...........      11.2%         (0.4)%        1.3%          2.7%
Extraordinary loss on early extinguishment of debt....        --            --           --          (1.0)
                                                           -----         -----        -----         -----
Net income (loss).....................................      11.2%         (0.4)%        1.3%          1.7%
                                                           =====         =====        =====         =====

------------------------

(a) We define EBITDA as income before interest, income taxes, depreciation, amortization and non-recurring indirect transaction costs. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(b) Prior to July 30, 1999, we were a partnership for which income tax expense was determined at the individual partner level.

SEGMENT INFORMATION

                                                     PREDECESSOR
                                                 -------------------
                                                     PERIOD FROM          PERIOD FROM          YEAR ENDED
                                                     JANUARY 1-            JULY 30-           DECEMBER 31,
                                                      JULY 29,           DECEMBER 31,      -------------------
                                                        1999                 1999            2000       2001
                                                 -------------------   -----------------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Revenue:
  Healthcare staffing..........................       $101,398             $ 85,595        $350,856   $464,343
  Other human capital management services......          4,649                2,132          16,834     36,160
                                                      --------             --------        --------   --------
                                                      $106,047             $ 87,727        $367,690   $500,503
                                                      ========             ========        ========   ========
Contribution income/(loss)(a):
  Healthcare staffing..........................       $ 19,409             $ 15,518        $ 61,937   $ 73,196
  Other human capital management services......            693                  (95)          1,240      3,648
Unallocated corporate overhead.................         (7,087)              (5,500)        (18,042)   (20,658)
                                                      --------             --------        --------   --------
EBITDA                                                $ 13,015             $  9,923        $ 45,135   $ 56,186
                                                      ========             ========        ========   ========

------------------------

(a) We define contribution income as earnings before interest, taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Revenue for the year ended December 31, 2001 totaled $500.5 million as compared to $367.7 million for the year ended December 31, 2000. Revenue included from Heritage and ClinForce, which were acquired on December 26, 2000 and March 16, 2001, respectively, totaled $43.2 million for the year ended December 31, 2001. Excluding the effects of these acquisitions, revenue increased 24.4%, as compared with the year ended December 31, 2000.

    Revenue from our healthcare staffing segment for the year ended
December 31, 2001 totaled $464.3 million as compared to $350.9 million for the year ended December 31, 2000. Revenue included from ClinForce, which was acquired on March 16, 2001 totaled $28.3 million for the year ended
December 31, 2001. Excluding the effect of this acquisition, revenue increased $85.1 million or 24.3%, as compared with 2000 revenue. The increase was attributable to a higher average hourly bill rate in all businesses and increased numbers of field employees in both the travel nursing and allied health staffing businesses, offset in part by a modest reduction in the hours billed per FTE per week. The average number of hours worked per week per FTE decreased primarily as a result of an increase in the number of nurses working three 12-hour shifts rather than five 8-hour shifts. For the year ended December 31, 2001, 86.5% of our healthcare staffing revenue was generated by nurse staffing operations and 13.5% was generated by other operations. For the year ended December 31, 2000, 92.8% of our healthcare staffing revenue was generated by nurse staffing operations and 7.2% was generated by other operations. This shift is primarily a result of our expansion of healthcare staffing services into the clinical trials sector through our acquisition of ClinForce.

    Revenue from our other human capital management services segment for the year ended December 31, 2001 totaled $36.2 million as compared to $16.8 million for the year ended December 31, 2000. Revenue included from Heritage, which was acquired on December 26, 2000, totaled $14.9 million for the year ended December 31, 2001. Excluding the effect of this acquisition, revenue increased $4.5 million, or 26.2%, as compared with the year ended December 31, 2000. This increase is primarily due to more favorable pricing in our physician search and existing consulting businesses, as well as our acquisition of Gill/Balsano.

    Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $374.7 million for the year ended December 31, 2001 as compared to $273.1 million for the year ended December 31, 2000. As a percentage of revenue, direct operating expenses represented 74.9% of revenue for the year ended December 31, 2001 compared with 74.3% for the year ended December 31, 2000. The increase in direct operating expenses as a percent of revenue was mostly attributable to an increase in field salaries, housing costs, and health and professional liability insurance, along with an increase in the percentage of nurses working under staffing rather than mobile contracts. These increases were partly offset by the relatively lower direct operating expenses as a percent of revenue for each of Heritage and ClinForce.

    Selling, general and administrative expenses for the year ended
December 31, 2001 totaled $68.4 million as compared to $49.0 million for the year ended December 31, 2000. As a percentage of revenue, selling, general and administrative expenses represented 13.7% of revenue for the year ended
December 31, 2001 compared with 13.3% for the year ended December 31, 2000. The increase is a result of the acquisitions of Heritage, ClinForce, and Gill/Balsano, which have historically higher selling, general and administrative expenses than the travel nurse staffing business.

    Bad debt expense for the year ended December 31, 2001 totaled $1.3 million as compared to $0.4 million for the year ended December 31, 2000. As a percentage of revenue, bad debt expense represented 0.2% of revenue for 2001 compared with 0.1% for 2000. This increase is primarily due to an increase in the percentage of accounts receivable greater than 90 days.

    EBITDA, as a result of the above, totaled $56.2 million for the year ended December 31, 2001 as compared to $45.1 million for the year ended 2000. As a percentage of revenue, EBITDA represented 11.2% of revenue for the year ended December 31, 2001 compared with 12.3% for the year ended December 31, 2000.

    Depreciation and amortization expense for the year ended December 31, 2001 totaled $17.7 million as compared to $15.0 million for the year ended
December 31, 2000. The increase in depreciation and amortization expense in 2001 was due primarily to increased amortization of goodwill and other intangibles resulting from the Heritage and ClinForce acquisitions. As a percentage of revenue, depreciation and amortization expense represented 3.5% of revenue for 2001 compared with 4.1% for the year ended December 31, 2000.

    Non-recurring indirect transaction costs totaled $1.3 million for the year ended December 31, 2000, which consisted primarily of transition bonuses related to the TravCorps acquisition.

    Income from operations for the year ended December 31, 2001 totaled
$38.4 million as compared to $28.8 million for the year ended December 31, 2000. As a percentage of revenue, income from operations represented 7.7% of revenue for the year ended December 31, 2001 compared with 7.8% for the year ended December 31, 2000.

    Net interest expense for the year ended December 31, 2001 totaled
$14.4 million as compared to $15.4 million for the year ended December 31, 2000. The decrease in 2001 was primarily due to the repayment of approximately
$134.5 million debt with the proceeds received from our initial public offering of common stock in October 2001 and a decrease in interest rates.

    Income from continuing operations before income taxes for the year ended December 31, 2001 totaled $24.0 million as compared to $13.4 million for the year ended December 31, 2000.

    Income tax expense for the year ended December 31, 2001 was $10.4 million as compared to $6.7 million for the year ended December 31, 2000. The Company's effective tax rate was 43.1% for the year ended December 31, 2001 and 50.3% for the year ended December 31, 2000. This decline in our effective tax rate was primarily a result of non-deductible amortization expenses representing a smaller proportion of our income from continuing operations before income taxes. For the year ended December 31, 2001 and 2000, amortization of non-deductible intangibles resulting from the TravCorps acquisition was $2.0 million and $2.8 million, respectively.

    As a result of the above, income before discontinued operations and extraordinary item totaled $13.7 million for the year ended December 31, 2001 as compared to $6.7 million for the year ended December 31, 2000.

    Losses from discontinued operations, net of income tax benefits, for the years ended December 31, 2001 and December 31, 2000, were $0.2 million and $2.1 million, respectively, in connection with HospitalHub, which began operations in 1999. The divestiture of HospitalHub was completed in the second quarter of 2001.

    Extraordinary loss on the early extinguishment of debt totaled
$4.8 million, after tax, for the year ended December 31, 2001. This amount represents the write off of $6.4 million in loan fees due to the repayment of $134.5 million of debt and a prepayment penalty of $1.6 million on the early termination of $39 million of subordinated debt, less applicable taxes. The debt was repaid with proceeds from the Company's initial public offering of common stock in October 2001.

    Net income for the year ended December 31, 2001 totaled $8.7 million as compared to $4.6 million for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO FIVE-MONTH PERIOD
  JULY 30-DECEMBER 31, 1999 AND THE
  SEVEN-MONTH PERIOD JANUARY 1-JULY 29, 1999

    Revenue for the year ended December 31, 2000 totaled $367.7 million as compared to $193.8 million for the two periods that comprise 1999. Revenue for the two periods that comprise 1999 includes the results of TravCorps from its date of acquisition on December 16, 1999. Had the results of TravCorps' operations for the full year of 1999 been included with the combined revenue for the two periods in 1999, revenue would have increased by 19.9% to $367.7 million in 2000 from $306.6 million in 1999.

    Revenue from our healthcare staffing segment for the year ended
December 31, 2000 totaled $350.9 million as compared to $187.0 million for the two periods that comprise 1999. Revenue for the two periods that comprise 1999 includes the results of TravCorps from its date of acquisition on December 16, 1999. Had the results of TravCorps' operations for the full year of 1999 been included with the combined revenue for the two periods in 1999, revenue from our healthcare staffing segment would have increased by 22.7% to $350.9 million in 2000 from $285.9 million in 1999. The increase was attributable to an increase in the average number of traveling nurses, a higher average hourly bill rate and increased allied health staffing revenue. For the year ended December 31, 2000, 92.8% of healthcare staffing revenue was generated by nurse staffing operations and 7.2% was generated by other operations. For the two periods that comprise 1999, 91.9% of healthcare staffing revenue was generated by nurse staffing operations and 8.1% was generated by other operations.

    Revenue from our other human capital management services segment for the year ended December 31, 2000 totaled $16.8 million as compared to $6.8 million for the two periods that comprise 1999. Revenue for the two periods that comprise 1999 includes the results of TravCorps from its date of acquisition on December 16, 1999. Had the results of TravCorps' operations for the full year of 1999 been included with the combined revenue for the two periods in 1999, revenue from our other human capital management services segment would have decreased by 18.4% to $16.8 million in 2000 from $20.6 million in 1999. This decrease was due to a decrease in year 2000-related bioengineering consulting services offset, in part, by an increase in our physician search, recruitment and consulting business.

    Direct operating expenses for the year ended December 31, 2000 totaled $273.1 million as compared to $68.0 million for the five-month period
July 30-December 31, 1999 and $80.2 million for the seven-month period
January 1-July 29, 1999. As a percentage of revenue, direct operating expenses represented 74.3% of revenue for the year ended December 31, 2000 compared with 77.6% for the five-month period July 30-December 31, 1999 and 75.6% for the seven-month period January 1-July 29, 1999. The relative improvement was largely a result of the inclusion of revenue from our search, recruitment and consulting subsidiaries, for which all salaries and related expenses are classified as selling, general and administrative expenses. We acquired these subsidiaries in December 1999 in connection with our acquisition of the assets of TravCorps. In addition, for 1999, a change was made in the manner by which we compensated travel nurses and allied health professionals which resulted in greater direct operating expenses, as a percentage of revenue for the five-month period July 30-December 31, 1999.

    Selling, general and administrative expenses for the year ended
December 31, 2000 totaled $49.0 million as compared to $9.3 million for the five-month period July 30-December 31, 1999 and $12.7 million for the seven-month period January 1-July 29, 1999. As a percentage of revenue, selling, general and administrative expenses represented 13.3% of revenue for the year ended December 31, 2000 compared with 10.5% for the five-month period
July 30-December 31, 1999 and 12.0% for the seven-month period
January 1-July 29, 1999. The relative increase in 2000 resulted from inclusion of the TravCorps operations, which historically have had greater selling, general and administrative expenses on a percentage of revenue basis. The decrease in selling, general and administrative expenses during the period
July 30-December 31, 1999 as compared with the period January 1-July 30, 1999 was due to the modification of a management incentive program in July 1999.

    Bad debt expense for the year ended December 31, 2000 totaled $0.4 million as compared to $0.5 million for the five-month period July 30-December 31, 1999 and $0.2 million for the seven-month period January 1-July 29, 1999. As a percentage of revenue, bad debt expense represented 0.1% of revenue for 2000 compared with 0.6% for the five-month period July 30-December 31, 1999 and 0.1% for the seven-month period January 1-July 29, 1999. The increase in bad debt expense during the five-month period July 30-December 31, 1999 was due to the increase in the aging of accounts relating to one hospital client.

    EBITDA, as a result of the above, totaled $45.1 million for the year ended December 31, 2000 as compared to $9.9 million for the five-month period
July 30-December 31, 1999 and $13.0 million for the seven-month period
January 1-July 29, 1999. As a percentage of revenue, EBITDA represented 12.3% of revenue for the year ended December 31, 2000 compared with 11.3% for the five-month period July 30-December 31, 1999 and 12.3% for the seven-month period January 1-July 29, 1999.

    Depreciation and amortization expense for the year ended December 31, 2000 totaled $15.0 million as compared to $4.6 million for the five-month period
July 30-December 31, 1999 and $0.7 million for the seven-month period
January 1-July 29, 1999. The increase in depreciation and amortization expense in 2000 was due to amortization of goodwill resulting from the acquisition of the assets of Cross Country Staffing and the TravCorps acquisition. As a percentage of revenue, depreciation and amortization expense represented 4.1% of revenue for 2000 compared with 5.2% for the five-month period
July 30-December 31, 1999 and 0.7% for the seven-month period
January 1-July 29, 1999.

    Non-recurring indirect transaction costs totaled $1.3 million for the year ended December 31, 2000, which consisted primarily of transition bonuses related to the TravCorps acquisition.

    Income from operations for the year ended December 31, 2000 totaled
$28.8 million as compared to $5.3 million for the five-month period
July 30-December 31, 1999 and $12.3 million for the seven-month period
January 1-July 29, 1999. As a percentage of revenue, income from operations represented 7.8% of revenue for the year ended December 31, 2000 compared with 6.1% for the five-month period July 30-December 31, 1999 and 11.6% for the seven-month period January 1-July 29, 1999.

    Net interest expense for the year ended December 31, 2000 totaled
$15.4 million as compared to $4.8 million for the five-month period
July 30-December 31, 1999 and $0.2 million for the seven-month period January 1-July 29, 1999. The increase in 2000, and for the five-month period July 30-December 31, 1999, was due to debt incurred in connection with our acquisition of the assets of Cross Country Staffing in July 1999 and a higher weighted average effective borrowing rate.

    Income before income taxes and discontinued operations for the year ended December 31, 2000 totaled $13.4 million as compared to $0.5 million for the five-month period July 30-December 31, 1999 and $11.9 million for the seven-month period January 1-July 29, 1999.

    Income tax expense for the year ended December 31, 2000 was $6.7 million as compared to $0.7 million for the five-month period July 30-December 31, 1999. Our effective tax rate was 50.3% for the year ended December 31, 2000 and 128.0% for the period July 30-December 31, 1999 largely as a result of non-deductible expenses. Excluding the effects of non-deductible items and the tax benefit of our discontinued operations, our effective tax rates for the year ended
December 31, 2000 and for the period July 30-December 31, 1999 were 41.5% and 34.7%, respectively. Prior to July 30, 1999, we were a partnership for which income tax expense was determined at the partner level. Pro forma adjustments have been made in the Cross Country Staffing financial statements included elsewhere in this prospectus as if we were subject to federal income taxes for the seven-month period January 1-July 29, 1999 using a 49.0% effective tax rate. On a pro forma basis, income tax expense was $5.8 million for the seven-month period January 1-July 29, 1999.

    Income before discontinued operations totaled $6.7 million for the year ended December 31, 2000 as compared to a loss of $0.1 million for the five-month period July 30-December 31, 1999.

    Losses from discontinued operations, net of income tax benefits, for the year ended December 31, 2000, and the five-month period July 30-December 31, 1999, were $1.6 million and $0.2 million, respectively, in connection with HospitalHub, which began operations in 1999. Also for the year ended
December 31, 2000, a $0.5 million loss was recognized on the planned disposal of HospitalHub. The divestiture of HospitalHub was completed in the second quarter of 2001.

    Net income for the year ended December 31, 2000 totaled $4.6 million as compared to a net loss of $0.3 million for the five-month period
July 30-December 31, 1999. Net income for the seven-month period
January 1-July 29, 1999 was $6.0 million, including a pro forma adjustment for income tax expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, we had a current ratio, the amount of current assets divided by current liabilities, of 2.9 to 1.0. Working capital increased by $34.8 million to $69.2 million as of December 31, 2001, compared to $34.4 million as of December 31, 2000. The increase in working capital is primarily due to the repayment of $22.2 million of the current portion of our long-term debt and an increase in accounts receivable. Although accounts receivable increased, days sales outstanding remained at 64 days at December 31, 2001, the same as December 31, 2000.

    Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future working capital, capital expenditures, internal business expansion, debt service and acquisition requirements from a combination of operating cash flow and funds available under our credit facility.

    On October 30, 2001, the Company completed its initial public offering of 7,812,500 shares of common stock at $17.00 share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by the company, net of expenses related to the initial public offering were $138.8 million. The proceeds were used to repay $89.6 million of our outstanding balance under the term loan portion of our senior secured credit facility, $6.1 million of our outstanding balance under the revolver portion of our senior secured credit facility, and $40.3 million to redeem our outstanding senior subordinated pay-in-kind notes, including the associated redemption premium. The remainder of the proceeds was used for general corporate purposes.

    On March 20, 2002, an aggregate of 9,000,000 shares of our Common Stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission. We will not receive any of the proceeds from the sale of these shares and expect we will pay approximately
$1.0 million dollars of expenses of such registration in 2002.

CREDIT FACILITY

    The credit facility is provided by a lending syndicate comprised of Citicorp USA, GE Capital, Wachovia Bank, Deutsche Bank, Suntrust Bank, Fleet Bank, Highland Capital Management, L.P., ING US Capital, Sovereign Bank, KZH Pamco LLC, Bank of America and Provident Bank of Maryland. We amended our credit facility in in February, 2002. The amended credit facility is comprised of
(i) a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million and a letter of credit sub-facility of $10.0 million, and (ii) a $45.0 million term loan facility. The revolving facility matures on July 29, 2005 and the term loan facility has staggered maturities through 2005.

    Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins which are determined by the amended credit facility. As of December 31, 2001, the weighted average effective interest rate under the amended credit facility was 9.21%. We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility. As of December 31, 2001, we had $2.5 million outstanding under our revolving credit facility and $6.3 million of outstanding letters of credit, leaving availability under our revolving credit facility of $21.2 million.

    The terms of the credit facility include customary covenants and events of default. Our investments covenant requires us to obtain the consent of our lenders to complete any acquisition, the costs of which exceeds $25.0 million. In the event of an event of default, our lenders may terminate their lending commitments to us and declare our outstanding indebtedness under the credit facility due and payable, together with accrued but unpaid interests and fees. Borrowings under the amended credit facility are collateralized by substantially all our assets and the assets of our subsidiaries.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Net cash provided by operating activities during 2001 increased
$9.3 million to $19.7 million compared to $10.4 million during 2000. Investing activities totaled $42.3 million during 2001 compared to a use of $9.6 million during 2000. Investing activities in 2001 included approximately $32.8 million for the acquisition of ClinForce and $2.1 million for the acquisitions of Heritage and Gill/Balsano. Investing activities during 2000 included
$6.2 million for the acquisition of Heritage and $1.5 million for the acquisition of E-Staff. Net cash provided by financing activities during 2001 totaled $25.3 million compared to cash used in financing activities of $5.6 million in 2000. The increase in cash provided by financing activities in 2001 was due to the Company's initial public offering and the proceeds from issuance of debt for acquisitions; offset by repayments of debt using the offering proceeds and funds generated by operations.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE FIVE-MONTH PERIOD
  JULY 30-DECEMBER 31, 1999 AND THE SEVEN-MONTH PERIOD JANUARY 1-JULY 29, 1999

    Net cash provided by operating activities for 2000 increased $4.1 million to a provision of $10.4 million as compared to a provision of $6.3 million for the five-month period July 30-December 31, 1999 and a provision of $12.2 million for the seven-month period

January 1-July 29, 1999. Excluding income tax expense, our cash flow from operations was $17.1 million in 2000 compared with $7.0 million for the period July 30-December 31, 1999 and $12.2 million for the period January 1-July 29, 1999. The use of cash from investing activities for 2000 increased
$11.0 million to a use of $9.6 million as compared to a provision of $1.4 million for the five-month period from July 30-December 31, 1999 and a use of $0.2 million for the seven-month period January 1-July 29, 1999. Investing activities during 2000 included $6.2 million for the acquisition of Heritage and $1.5 million for the acquisition of E-Staff as compared to net cash provided by acquisitions for the five-month period July 30-December 31, 1999 of $1.8 million from the acquisition of TravCorps. No acquisitions were completed during the period from January 1-July 30, 1999. Net cash used by financing activities for 2000 increased $2.5 million to a use of $5.6 million as compared to a use of $3.1 million for the five-month period July 30-December 31, 1999 and a use of $12.0 million for the seven-month period January 1-July 29, 1999. Financing activities for 2000 consisted of borrowings and repayments under debt agreements, including primarily $5.1 million of net repayments under our term loan agreement, borrowing of $3.9 million of subordinated debt and net repayments under our revolver and swing line agreements of $1.0 million.

INFLATION

    During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. This inflation has increased our direct operating costs. We are also impacted by fluctuations in housing costs and recently by increases in costs of professional and general and healthcare insurance. Historically, we have been able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments of healthcare benefits by federal and state governments as well as private insurers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to interest rate changes, primarily as a result of our credit facility which bears interest based on floating rates. We are party to an interest rate swap agreement which fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.705% plus the applicable margin. The swap matures in February 2003. Prior to January 2001, we accounted for the swap agreement as a hedge, which means changes in the fair value of the swap were not required to be recognized in earnings. Effective January 1, 2001, we adopted FASB Statement No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Upon adopting FASB Statement No. 133, we recorded a liability for the fair value of the swap, which reduced consolidated stockholders' equity by $0.9 million. We will recognize changes in the fair value of the swap in earnings to the extent such changes are greater or less than the corresponding change in the fair value of the future variable interest payments on the portion of the debt underlying the swap. During the year ended December 31, 2001, other comprehensive income has been reduced by $1.2 million as a result of this interest rate swap. The fair value of our interest rate swap at December 31, 2001 was $2.5 million and is separately stated in our consolidated balance sheets. Changes in interest rates, which result in a yield curve that is different from those projected, may cause changes in the fair value of the swap.

    A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million for 1999 and $1.2 million for both 2000 and 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to directors and executive officers is included in Cross Country's Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A with the Securities and Exchange Commission (SEC) and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation is included in the Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to the Company's common stock is included in the Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 13. RELATED PARTY TRANSACTIONS

    Information with respect to the related party transactions is included in the Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) See Index to Financial Statements immediately following Exhibit Index.

    (b) No reports on Form 8-K were filed during the fourth quarter of 2001.

    (c) Exhibits

    See Exhibit Index immediately following signature pages

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CROSS COUNTRY, INC.

                                                       By:
                                                            -----------------------------------------
                                                            Name: Joseph A. Boshart
                                                            Title: Chief Executive
                                                                 Officer and President

Dated: March 26, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                                                         Officer, Director
     -------------------------------------------         (Principal Executive         March 26, 2002
                  Joseph A. Boshart                      Officer)

                                                       Chief Financial Officer and
                                                         Director (Principal
     -------------------------------------------         Financial and Accounting    March 26, 2002,
                     Emil Hensel                         Officer)

     -------------------------------------------       Director                       March 26, 2002
                  Karen H. Bechtel

     -------------------------------------------       Director                      March 26, 2002,
                    W. Larry Cash

     -------------------------------------------       Director                       March 26, 2002
                  Bruce A. Cerullo

     -------------------------------------------       Director                       March 26, 2002
                  Thomas C. Dircks

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
     -------------------------------------------       Director                       March 26, 2002
                  A. Lawrence Fagan

     -------------------------------------------       Director                       March 26, 2002
                    Fazle Husain

     -------------------------------------------       Director                       March 26, 2002
                   Joseph Swedish

     -------------------------------------------       Director                       March 26, 2002
                   Joseph Trunfio

                                 EXHIBIT INDEX

NO.                                             DESCRIPTION
---                     ------------------------------------------------------------
        2.1+            Cross Country Staffing Asset Purchase Agreement, dated June
                        24, 1999, by and among W. R. Grace & Co.-Conn., a
                        Connecticut corporation, Cross Country Staffing, a Delaware general partnership, and the Registrant, a Delaware
                        corporation
        2.2+            Agreement and Plan of Merger, dated as of October 29, 1999, by and among the Registrant, CCTC Acquisition, Inc. and
                        Certain Stockholders of Cross Country Staffing, Inc and
                        TravCorps Corporation and the Stockholders of TravCorps
                        Corporation
        2.3+            Stock Purchase Agreement, dated as of December 15, 2000, by and between Edgewater Technology, Inc. and the Registrant
        3.1+            Amended and Restated Certificate of Incorporation of the
                        Registrant
        3.2+            Amended and Restated By-laws of the Registrant
        4.1+            Form of specimen common stock certificate
        4.2+            Amended and Restated Stockholders Agreement, dated August
                        23, 2001, among the Registrant, a Delaware corporation, the
                        CEP Investors and the Investors
        4.3+            Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP
                        Investors and the MSDWCP Investors
        4.4+            Amendment to the Registration Rights Agreement, dated as of
                        August 23, 2001, among the Registrant, a Delaware
                        corporation, and the CEP Investors and the MSDWCP Investors
        4.5+            Stockholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the
                        Financial Investors
       10.1+            Employment Agreement, dated as of June 24, 1999, between
                        Joseph Boshart and the Registrant
       10.2+            Employment Agreement, dated as of June 24, 1999, between
                        Emil Hensel and the Registrant
       10.3+            Employment Agreement termination, dated as of December 21,
                        2000, between Bruce Cerullo and the Registrant
       10.4+            Lease Agreement, dated April 28, 1997, between Meridian
                        Properties and the Registrant
       10.5+            Lease Agreement, dated October 31, 2000, by and between
                        Trustees of the Goldberg Brothers Trust, a Massachusetts
                        Nominee Trust and TVCM, Inc.
       10.6+            222 Building Standard Office Lease between Clayton Investors
                        Associates, LLC and Cejka & Company
       10.7*            Amended and Restated 1999 Stock Option Plan of the
                        Registrant
       10.8*            Amended and Restated Equity Participation Plan of the
                        Registrant
       10.9+            Second Amended and Restated Credit Agreement, dated as of
                        March 16, 2001 (the "Credit Agreement"), among the
                        Registrant, the Lenders Party thereto, Salomon Smith Barney,
                        Inc., as Arranger, Citicorp USA, Inc. as Administrative
                        Agent, Collateral Agent, Issuing Bank and Swingline Lender,
                        Bankers Trust Company, as Syndication Agent, and Wachovia
                        Bank, N.A., as Documentation Agent
       10.10*           Amendment No. 3, dated as of February 11, 2002, to the
                        Credit Agreement, among the Registrant, the Lenders Party
                        thereto, Salomon Smith Barney, Inc., as Arranger, Citicorp
                        USA, Inc. as Administrative Agent, Collateral Agent, Issuing
                        Bank and Swingline Lender, Bankers Trust Company, as
                        Syndication Agent, and Wachovia Bank, N.A., as Documentation
                        Agent (incorporated by reference to Exhibit 10.9 of the
                        Company's registration statement on Form S-1, dated
                        March 6, 2002)
       10.11+           Form of Subsidiary Guarantee Agreement, dated as of December
                        16, 1999, among the Registrant's subsidiary guarantors and
                        Citicorp USA, Inc., as collateral agent for the Obligees

NO.                                             DESCRIPTION
---                     ------------------------------------------------------------
       10.12+           Form of Security Agreement, dated as of July 29, 1999, as
                        amended and restated as of December 16, 1999 among the
                        Registrant and Citicorp USA, Inc. as collateral agent for
                        the Obligees
       10.13+           Form of Pledge Agreement, dated as of July 29, 1999, as
                        amended and restated as of December 16, 1999, among the
                        Registrant and Citicorp USA, Inc., as collateral agent for the Obligees
       10.14+           Form of Indemnity, Subrogation and Contribution Agreement,
                        dated as of December 16, 1999, among the Registrant, the
                        subsidiaries of the Registrant and Citicorp USA, Inc., as
                        collateral agent for the Obligees
       21.1*            List of subsidiaries of the Registrant
       23.1             Consent of Ernst & Young LLP
       23.2             Consent of PricewaterhouseCoopers LLP

------------------------

+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-74403, and incorporated by reference herein.

* Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-83450, and incorporated by reference herein.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
HISTORICAL FINANCIAL STATEMENTS
CROSS COUNTRY, INC.
  Report of Independent Auditors............................     F-2
  Consolidated Balance Sheets as of December 31, 2000 and
    2001....................................................     F-3
  Consolidated Statements of Operations for the Period from
    July 30, 1999 to December 31, 1999 and for the Years
    Ended December 31, 2000 and 2001........................     F-4
  Consolidated Statement of Stockholders' Equity for the
    Period from July 30, 1999 to December 31, 1999 and for
    the Years Ended December 31, 2000 and 2001..............     F-5
  Consolidated Statements of Cash Flows for the Period from
    July 30, 1999 to December 31, 1999 and for the Years
    Ended December 31, 2000 and 2001........................     F-6
  Notes to the Consolidated Financial Statements............     F-8

CROSS COUNTRY STAFFING ("PREDECESSOR COMPANY")
  Report of Independent Certified Public Accountants........    F-28
  Balance Sheets as of July 29, 1999 and December 31,
    1998....................................................    F-29
  Statements of Income and Partners' Capital for the Period
    from January 1, 1999 to July 29, 1999 and for the Year
    Ended December 31, 1998.................................    F-30
  Statements of Cash Flows for the Period from January 1,
    1999 to July 29, 1999 and for the Year Ended December
    31, 1998................................................    F-31
  Notes to Financial Statements.............................    F-32

CLINFORCE, INC.
  Report of Independent Auditors............................    F-38
  Consolidated Statement of Assets Acquired and Liabilities
    Assumed as of March 16, 2001............................    F-39
  Consolidated Statement of Operating Revenues and Expenses
    for the period from January 1, 2001 to March 16, 2001...    F-40
  Notes to the Consolidated Statements......................    F-41

FINANCIAL STATEMENTS SCHEDULES
  Schedule II--Valuation and Qualifying Accounts............    II-1
  Schedules not filed herewith are either not applicable,
    the information is not material or the information is
    set forth in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cross Country, Inc.

    We have audited the accompanying consolidated balance sheets of Cross Country, Inc. as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from July 30, 1999 to December 31, 1999 and the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country, Inc. at December 31, 2000 and 2001, and the results of their operations and their cash flows for the period from July 30, 1999 to December 31, 1999 and the years ended December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

West Palm Beach, Florida
February 7, 2002

                              CROSS COUNTRY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $         --   $  2,643,542
  Accounts receivable, less allowance for doubtful accounts
    of $2,087,747 in 2000 and $2,424,865 in 2001............    65,087,380     87,414,713
  Deferred income taxes.....................................     3,140,522      4,398,198
  Income taxes receivable...................................     2,076,471      1,512,155
  Prepaid rent on employees' apartments.....................     3,309,673      3,992,775
  Deposits on employees' apartments, net of allowance of
    $418,775 in 2000 and $512,562 in 2001...................     1,055,106      1,138,173
  Other current assets......................................     2,032,437      3,963,639
                                                              ------------   ------------
Total current assets........................................    76,701,589    105,063,195
Property and equipment, net of accumulated depreciation and
  amortization of $5,024,756 in 2000 and $8,785,801 in
  2001......................................................     6,168,505     11,398,512
Trademark, net of accumulated amortization of $746,669 in
  2000 and $1,401,169 in 2001...............................    13,953,331     15,398,831
Goodwill, net of accumulated amortization of $10,767,664 in
  2000 and $20,383,019 in 2001..............................   199,373,353    217,605,810
Other identifiable intangible assets, net of accumulated
  amortization of $3,746,200 in 2000 and $6,684,053 in
  2001......................................................    12,683,800     11,045,947
Debt issuance costs, net of accumulated amortization of
  $2,616,598 in 2000 and $797,921 in 2001...................     8,604,941      1,390,364
Other assets................................................       140,148         76,848
                                                              ------------   ------------
Total assets................................................  $317,625,667   $361,979,507
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,445,501   $  1,967,599
  Accrued employee compensation and benefits................    17,430,804     27,022,672
  Accrued expenses..........................................     3,801,172      1,285,660
  Current portion of long-term debt.........................    12,400,000      2,424,594
  Note payable..............................................       484,108      1,365,009
  Net liabilities from discontinued operations..............       534,999             --
  Other current liabilities.................................     1,229,840      1,832,260
                                                              ------------   ------------
Total current liabilities...................................    42,326,424     35,897,794
Interest rate swap..........................................            --      2,508,877
Deferred income taxes.......................................     7,571,311      8,570,361
Long-term debt..............................................   144,388,000     45,075,406
                                                              ------------   ------------
Total liabilities...........................................   194,285,735     92,052,438
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
  Common stock--$.0001 par value; 100,000,000 shares
    authorized; 22,445,104 shares issued and outstanding at
    December 31, 2000, and 32,211,745 shares issued and
    outstanding at December 31, 2001                                 2,321          3,221
  Preferred stock--$0.01 par value; 10,000,000 shares
    authorized;
    0 shares issued and outstanding at December 31, 2000 and
    2001....................................................            --             --
  Additional paid-in capital................................   119,080,880    258,151,811
  Accumulated other comprehensive loss......................            --     (1,156,736)
  Retained earnings.........................................     4,256,731     12,928,773
                                                              ------------   ------------
Total stockholders' equity..................................   123,339,932    269,927,069
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $317,625,667   $361,979,507
                                                              ============   ============

                            See accompanying notes.

                              CROSS COUNTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              PERIOD FROM
                                                                JULY 30,
                                                                1999 TO        YEAR ENDED DECEMBER 31,
                                                              DECEMBER 31,   ---------------------------
                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
Revenue from services.......................................  $87,727,219    $367,689,902   $500,502,570

Operating expenses:
  Direct operating expenses.................................   68,036,524     273,094,434    374,651,086
  Selling, general and administrative expenses..............    9,256,719      49,027,376     68,392,443
  Bad debt expense..........................................      511,341         432,973      1,273,656
  Depreciation..............................................      154,590       1,323,397      2,579,089
  Amortization..............................................    4,421,577      13,701,384     15,157,546
  Non-recurring indirect transaction costs..................           --       1,289,217             --
                                                              -----------    ------------   ------------
Total operating expenses....................................   82,380,751     338,868,781    462,053,820
                                                              -----------    ------------   ------------
Income from operations......................................    5,346,468      28,821,121     38,448,750

Other expenses:
  Interest expense, net.....................................    4,821,302      15,435,236     14,422,170
                                                              -----------    ------------   ------------
Income before income taxes, discontinued operations and
  extraordinary item........................................      525,166      13,385,885     24,026,580
Income tax expense..........................................     (671,917)     (6,730,024)   (10,364,123)
                                                              -----------    ------------   ------------
(Loss) income before discontinued operations and
  extraordinary item........................................     (146,751)      6,655,861     13,662,457

Discontinued operations:
  Loss from discontinued operations of HospitalHub, net of
    income tax benefit......................................     (194,714)     (1,603,833)            --
  Loss on disposal of HospitalHub, net of income tax
    benefit.................................................           --        (453,832)      (206,710)
                                                              -----------    ------------   ------------
Net (loss) income before extraordinary item, net of income
  tax benefit...............................................     (341,465)      4,598,196     13,455,747
  Extraordinary loss on early extinguishment of debt, net...           --              --     (4,783,705)
                                                              -----------    ------------   ------------
Net (loss) income...........................................  $  (341,465)   $  4,598,196   $  8,672,042
                                                              ===========    ============   ============
Net (loss) income per common share--basic:
  (Loss) income before discontinued operations and
    extraordinary item......................................  $     (0.01)   $       0.29   $       0.55
  Discontinued operations...................................        (0.01)          (0.09)         (0.01)
                                                              -----------    ------------   ------------
Net (loss) income before extraordinary item.................        (0.02)           0.20           0.54
  Extraordinary loss on early extinguishment of debt........           --              --          (0.19)
                                                              -----------    ------------   ------------
Net (loss) income...........................................  $     (0.02)   $       0.20   $       0.35
                                                              ===========    ============   ============
Net (loss) income per common share--diluted:
  (Loss) income before discontinued operations and
    extraordinary item......................................  $     (0.01)   $       0.29   $       0.54
  Discontinued operations...................................        (0.01)          (0.09)         (0.01)
                                                              -----------    ------------   ------------
Net (loss) income before extraordinary item.................        (0.02)           0.20           0.53
  Extraordinary loss on early extinguishment of debt........           --              --          (0.19)
                                                              -----------    ------------   ------------
Net (loss) income...........................................  $     (0.02)   $       0.20   $       0.34
                                                              ===========    ============   ============
Weighted average common shares outstanding--basic...........   15,291,749      23,205,388     24,881,218
                                                              ===========    ============   ============
Weighted average common shares outstanding--diluted.........   15,291,749      23,205,388     25,222,936
                                                              ===========    ============   ============

                            See accompanying notes.

                              CROSS COUNTRY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     ACCUMULATED    (ACCUMULATED
                                 COMMON STOCK         ADDITIONAL        OTHER         DEFICIT)         TOTAL
                             ---------------------     PAID-IN      COMPREHENSIVE     RETAINED     STOCKHOLDERS'
                               SHARES     DOLLARS      CAPITAL          LOSS          EARNINGS        EQUITY
                             ----------   --------   ------------   -------------   ------------   -------------
Balance at July 29, 1999
  (date of
  incorporation)...........  13,114,880    $1,312    $ 79,588,811    $        --    $        --    $ 79,590,123
    Issuance of common
      stock in conjunction
      with issuance of
      long-term debt.......   1,140,447       114       6,919,924             --             --       6,920,038
    Issuance of common
      stock in exchange for
      employee services....     132,010        13         470,627             --             --         470,640
    Issuance of common
      stock in conjunction
      with acquisition of
      TravCorps
      Corporation..........   8,817,961       882      32,101,518             --             --      32,102,400
  Net loss.................          --        --              --             --       (341,465)       (341,465)
                             ----------    ------    ------------    -----------    -----------    ------------
Balance at December 31,
  1999.....................  23,205,298     2,321     119,080,880             --       (341,465)    118,741,736
Net income.................          --        --              --             --      4,598,196       4,598,196
                             ----------    ------    ------------    -----------    -----------    ------------
Balance at December 31,
  2000.....................  23,205,298     2,321     119,080,880             --      4,256,731     123,339,932
  Initial public
  offering.................   8,984,375       898     138,765,700             --             --     138,766,598
  Exercise of stock
  options..................      22,072         2         305,231             --             --         305,233
  Net income...............          --        --              --             --      8,672,042       8,672,042
  Comprehensive loss:
    FASB Statement No. 133
      (derivative)
      transition
      adjustment...........          --        --              --       (910,009)            --        (910,009)
    Net change in hedging
      transaction..........          --        --              --       (246,727)            --        (246,727)
                                                                     -----------                   ------------
  Total comprehensive
  loss.....................          --        --              --             --             --      (1,156,736)
                             ----------    ------    ------------    -----------    -----------    ------------
Balance at December 31,
  2001.....................  32,211,745    $3,221    $258,151,811    $(1,156,736)   $12,928,773    $269,927,069
                             ==========    ======    ============    ===========    ===========    ============

                            See accompanying notes.

                              CROSS COUNTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       PERIOD FROM
                                                      JULY 30, 1999      YEAR ENDED DECEMBER 31,
                                                     TO DECEMBER 31,   ---------------------------
                                                          1999             2000           2001
                                                     ---------------   ------------   ------------
OPERATING ACTIVITIES
Net (loss) income..................................    $   (341,465)   $  4,598,196   $  8,672,042
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Amortization.....................................       4,421,577      13,701,384     15,157,546
  Depreciation.....................................         154,590       1,323,397      2,579,089
  Bad debt expense.................................         511,341         432,973      1,273,656
  Cumulative interest due at maturity..............       1,537,000       3,839,000      4,321,000
  Estimated loss on disposal of discontinued
    operations.....................................              --         453,832        198,137
  Extraordinary loss on early extinguishment of
    debt...........................................              --              --      4,783,705
  Changes in operating assets and liabilities:
    Accounts receivable............................      (1,874,246)    (15,096,581)   (17,627,070)
    Prepaid rent, deposits, and other current
      assets.......................................      (3,381,084)     (1,385,374)    (3,255,293)
    Accounts payable and accrued expenses..........       1,793,712       2,679,076      3,630,708
  Net liabilities from discontinued operations.....         309,670        (228,503)      (633,500)
  Other current liabilities........................       3,170,112          79,621        602,421
                                                       ------------    ------------   ------------
Net cash provided by operating activities..........       6,301,207      10,397,021     19,702,441

INVESTING ACTIVITIES
Acquisition of TravCorps, net cash acquired........       1,787,434              --             --
Acquisition of covenant not to compete.............        (250,000)             --             --
Acquisition of E-Staff, Inc........................              --      (1,500,000)            --
Acquisition of Heritage Professional Education,
  LLC..............................................              --      (6,200,000)      (241,145)
Acquisition of Clinforce, Inc......................              --              --    (32,824,592)
Acquisition of Gill/Balsano Consulting, L.L.C.
  assets...........................................              --              --     (1,881,000)
Increase in other assets...........................              --          (6,205)       (20,878)
Increase in other liabilities......................              --       1,196,875             --
Purchases of property and equipment................        (167,170)     (1,992,109)    (5,662,456)
Increase in software development costs.............              --      (1,082,595)    (1,691,093)
                                                       ------------    ------------   ------------
Net cash provided by (used in) investing
  activities.......................................       1,370,264      (9,584,034)   (42,321,164)

FINANCING ACTIVITIES
Debt issuance costs................................         494,535              --       (981,833)
Issuance of common stock...........................          10,000              --             --
Exercise of stock options..........................              --              --        205,598
Initial public offering............................              --              --    138,766,598
Repayment of debt..................................    (148,305,305)    (65,258,097)  (320,193,108)
Proceeds from issuance of debt.....................     144,700,000      59,617,233    207,465,010
                                                       ------------    ------------   ------------
Net cash (used in) provided by financing
  activities.......................................      (3,100,770)     (5,640,864)    25,262,265
Change in cash and cash equivalents................       4,570,701      (4,827,877)     2,643,542
Cash and cash equivalents at beginning of period...         257,176       4,827,877             --
                                                       ------------    ------------   ------------
Cash and cash equivalents at end of period.........    $  4,827,877    $         --   $  2,643,542
                                                       ============    ============   ============

                              CROSS COUNTRY, INC.

                                                       PERIOD FROM
                                                      JULY 30, 1999      YEAR ENDED DECEMBER 31,
                                                     TO DECEMBER 31,   ---------------------------
                                                          1999             2000           2001
                                                     ---------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Issuance of common stock in connection with
  issuance of debt.................................    $  6,920,038    $         --   $         --
                                                       ============    ============   ============
Issuance of common stock for TravCorps
  acquisition......................................    $ 32,102,400    $         --   $         --
                                                       ============    ============   ============
Issuance of common stock in exchange for employee
  services.........................................    $     47,640    $         --   $     99,635
                                                       ============    ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid......................................    $  3,005,467    $ 10,711,873   $ 11,779,213
                                                       ============    ============   ============
Income taxes paid..................................    $    437,873    $    221,467   $  5,972,007
                                                       ============    ============   ============

                            See accompanying notes.

                              CROSS COUNTRY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

1.  ORGANIZATION AND BASIS OF PRESENTATION

    On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing (the Partnership), a Delaware general partnership. The acquisition included certain identifiable intangible assets primarily related to proprietary databases and contracts. The Partnership was engaged in the business of providing nurses and other allied health personnel to health care providers primarily on a contract basis. CCS recorded the assets and certain assumed liabilities, as defined in the asset purchase agreement, at fair market value. The purchase price of approximately $189,000,000 exceeded the fair market value of the assets less the assumed liabilities by approximately $167,537,000, of which $20,890,000 was allocated to certain identifiable intangible assets ($8,900,000--trademark, $8,440,000--databases, $1,040,000--workforce, and $2,510,000--hospital relations), and $250,000 relating to a covenant not to compete. The remaining $146,397,000 was allocated to goodwill.

    On December 16, 1999, CCS entered into a Plan of Merger with TravCorps Corporation (TravCorps). TravCorps and its wholly-owned subsidiary, Cejka & Company (Cejka) provide flexible staffing, search, consulting and related outsourced services to health care providers throughout the United States. Pursuant to the Plan of Merger on December 16, 1999, all outstanding shares of TravCorps' common stock were exchanged for common stock in CCS and TravCorps became a wholly-owned subsidiary of CCS. The fair value of the shares of common stock issued to the stockholders of TravCorps, as determined by a valuation of the common stock as of December 16, 1999, was $32,102,000. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $66,575,000, of which $10,240,000 was allocated to certain identifiable intangible assets ($5,800,000--trademark, $2,910,000--databases, $630,000--workforce, and $900,000--hospital relations). The remaining $56,335,000 was allocated to goodwill. The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of TravCorps from the acquisition date. There were approximately $1,300,000 of non-capitalizable transaction costs for the year ended December 31, 2000, which consisted primarily of transition bonuses related to the TravCorps acquisition which are included in non-recurring transaction costs in the consolidated statements of operations.

    Effective October 1, 2000, TravCorps changed its name to TVCM, Inc. (TVCM).

    Effective October 10, 2000, CCS changed its name to Cross Country TravCorps, Inc. (CCT). Subsequent to December 31, 2000, CCT changed its name to Cross Country, Inc. (the Company). The Company is primarily engaged in the business of providing temporary health care staffing services to acute and subacute care facilities nationwide.

    The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries, TVCM (f/k/a TravCorps), Cejka, CC Staffing, Inc., E-Staff, Inc. (E-Staff), HospitalHub, Inc. (f/k/a Ashley One, Inc.)(HospitalHub), and Cross Country Seminars, Inc. (f/k/a CCS/Heritage Acquisition Corp.) (Cross Country Seminars). All material intercompany transactions and balances have been eliminated in consolidation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk as defined by Financial Accounting Standards Board (FASB) Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, consist principally of accounts receivable. The Company's customers are health care providers and accounts receivable represent amounts due from these providers. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, does not require collateral. Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited. As of December 31, 2000, an aggregate of approximately 9% of the outstanding accounts receivable were due from four customers. As of December 31, 2001, an aggregate of approximately 8% of the Company's outstanding accounts receivable were due from four customers.

CASH AND CASH EQUIVALENTS

    The Company considers all investments with original maturities of less than three months to be cash and cash equivalents.

PREPAID RENT AND DEPOSITS

    The Company leases a number of apartments for its employees under short-term agreements (typically three to six months), which generally coincide with each employee's staffing contract. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits relate to these short-term agreements.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are depreciated over the lives of the related leases or the useful life of an individual lease, whichever is shorter.

    Certain software development costs are capitalized in accordance with the provisions of Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and FASB Statement No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Such costs include charges for consulting services and costs for personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over five years or revenue to projected revenue, if greater. Through December 31, 2001, the Company has not recognized any revenue from the sale of software.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESERVES FOR CLAIMS

    Workers' compensation and health care benefits are provided under partially self-insured plans. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and health care benefits based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported.

    The ultimate cost of workers' compensation and health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

    In August 2001, the Company changed its professional liability coverage from an occurrence to a claims made basis. The professional liability policy provides for coverage in the amount of $1,000,000 per claim and $3,000,000 in the aggregate as well as excess coverage in the amount of $10,000,000 per claim and $10,000,000 in the aggregate. In addition, there is a $100,000 deductible per occurrence.

    Accruals for workers' compensation claims, health care benefits and professional liability insurance are included in accrued employee compensation and benefits in the consolidated balance sheets.

GOODWILL AND INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is being amortized using the straight-line method over its estimated useful life ranging from 5 to 25 years. Other identifiable intangible assets, net, consist of database (approximately $8,259,000 and $5,967,000), workforce (approximately $1,315,000 and $3,271,000) and hospital relations (approximately $3,110,000 and $1,786,000) at December 31, 2000 and 2001, respectively. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 4.5 to 25 years. In accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews goodwill to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. Identifiable intangible assets not covered by FASB Statement No. 121 and goodwill not identified with assets that are subject to an impairment loss are evaluated in accordance with Accounting Principles Board (APB) Opinion No. 17, INTANGIBLE ASSETS. At December 31, 2000 and 2001, the Company believes that no impairment of goodwill or identifiable intangible assets exists.

DEBT ISSUANCE COSTS

    Deferred costs related to the issuance of debt are being amortized on a straight-line basis, which approximates the effective interest method, over the six-year term of the debt. Debt issuance costs of approximately $11,222,000, less accumulated amortization of approximately $2,617,000 at December 31, 2000 are included in the consolidated balance sheets. Subsequent to the Company's initial public offering, the Company repaid $89,580,000 of its outstanding balance under the term loan portion of its senior secured credit facility, and paid $38,779,000 to redeem its outstanding senior subordinated

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) pay-in-kind notes. Related debt issuance costs of $6,433,000 net, were written off and included in extraordinary loss on early extinguishment of debt in the consolidated statement of operations. At December 31, 2001, debt issuance costs of approximately $1,390,000, less accumulated amortization of approximately $798,000 are included in the consolidated balance sheets.

REVENUE RECOGNITION

    Revenue from services consists primarily of temporary staffing revenues. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees' time worked but not yet invoiced. At December 31, 2000 and 2001, the amounts accrued are approximately $14,970,000, and $15,051,000, respectively.

    Revenues on permanent and temporary placements are recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a short period of time (I.E., one month), it is customary for us to seek a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company's guarantee period. During 1999, 2000, and 2001, such losses were not material and, accordingly, related allowances were not recorded.

    Revenue from the Company's education and training services is recognized as the instructor-led seminars are performed and the related learning materials are delivered.

STOCK-BASED COMPENSATION

    The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the close of business on the date immediately preceding the date of grant. The Company did not recognize any compensation cost in its consolidated statements of operations during the period from July 30, 1999 to December 31, 1999, the year ended December 31, 2000, or the year ended December 31, 2001 for stock-based employee compensation awards.

ADVERTISING

    The Company's advertising expense consists primarily of print media, online advertising and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $404,000 for the period from July 30, 1999 to December 31, 1999, $2,450,000 for the year ended December 31, 2000, and $3,139,000 for the year ended December 31, 2001.

    Direct response advertising costs associated with the Company's education and training services are capitalized and expensed when the related event takes place. At December 31, 2001, approximately $1,142,600 of these costs are included in other current assets in the consolidated balance sheets.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SHIPPING AND HANDLING COSTS

    Shipping and handling costs are included in cost of revenues.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company has one derivative financial instrument, an interest rate swap agreement, which is more fully disclosed in
Note 13, INTEREST RATE SWAP.

COMPREHENSIVE INCOME

    The Company has adopted FASB Statement No. 130, COMPREHENSIVE INCOME, which requires that an enterprise: (a) classify items of other comprehensive income by their nature in the financial statements; and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There are no other components of comprehensive income or loss other than the Company's consolidated net income for the years ended December 31, 2000 and 2001, and the accumulated derivative loss for the year ended December 31, 2001.

    During 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was effective beginning January 1, 2001. FASB Statement No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. As the Company's derivative instrument is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

    The Company implemented the provisions of FASB Statement No. 133 on January 1, 2001. The implementation of FASB Statement No. 133 resulted in a reduction in consolidated stockholders' equity of approximately $910,000 as of January 1, 2001. During the year ended December 31, 2001, the Company recorded the following in accumulated other comprehensive income:

Accumulated derivative loss at January 1, 2001..............  $  (910,009)
Net change in hedging transaction (net of deferred tax
  benefit of $1,008,568)....................................     (246,727)
                                                              -----------
Accumulated derivative loss at December 31, 2001............  $(1,156,736)
                                                              ===========

    During 2001, the Company reclassified to interest expense approximately $325,000 of the net amount recorded in other comprehensive loss.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

    The Company accounts for income taxes under FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION. SAB No. 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company believes that its current revenue recognition policies comply with SAB No. 101.

    In June 2001, the FASB issued Statements No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to an annual impairment test in accordance with Statement No. 142. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $7,600,000 ($0.22 per share) per year. During the first six months of 2002, the Company will perform the required initial impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company believes that the results of this test will not have a material impact on the consolidated financial position or results of operations of the Company.

    In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this statement beginning in the first quarter of 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company believes the adoption of FASB Statement No. 144 will not have a material impact on its consolidated financial statements.

3.  ACQUISITIONS

    Effective July 31, 2000, the Company acquired substantially all of the assets of E-Staff, a Pennsylvania corporation, for $1,500,000. E-Staff is a development-stage company creating an Internet, subscription-based communication, scheduling, credentialing and training service business. The acquisition met the accounting criteria of a purchase and, accordingly, the accompanying consolidated financial statements include the results of E-Staff from the acquisition date. The consideration for this acquisition included $1,500,000 in cash. The excess of the aggregate purchase price over the fair market value of the assets acquired of approximately $927,000 was allocated to goodwill and was being amortized over five years. In addition, the asset purchase agreement provides for potential earnout payments of up to $3,750,000 to the seller based on a defined development milestone achieved and the

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

3.  ACQUISITIONS (CONTINUED)
profits of E-Staff over a three-year period ending July 31, 2003. This contingent consideration is not related to the seller's employment. Upon payment, the earnouts will be allocated to goodwill as additional purchase price.

    Effective December 26, 2000, Cross Country Seminars acquired substantially all of the assets of Heritage Professional Education, LLC (Heritage), a Tennessee limited liability company. Heritage provides continuing professional education courses to medical and healthcare personnel through seminars and study programs servicing the healthcare industry. The acquisition met the accounting criteria of a purchase and, accordingly, the accompanying consolidated financial statements include the results of Heritage from the acquisition date. The consideration for this acquisition included $6,200,000 in cash and a post-closing adjustment of approximately $422,000. The excess of the aggregate purchase price over the fair market value of the assets acquired of approximately $6,655,000 was allocated to goodwill and was being amortized over 25 years. In addition, the asset purchase agreement provides for potential earnout payments of approximately $6,500,000 based on adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) (as defined in the asset purchase agreement) of Heritage over a three-year period ending
December 31, 2003. This contingent consideration is not related to the seller's employment. Upon payment, the earnouts will be allocated to goodwill as additional purchase price. The earnout relating to EBITDA for 2001 was $1,500,000 and will be paid in 2002.

    On December 15, 2000, the Company entered into a stock purchase agreement to acquire substantially all of the outstanding stock of two subsidiaries that comprise ClinForce Inc., a Delaware corporation that provides temporary staffing and permanent placement of clinical trials support services personnel. The acquisition was consummated on March 16, 2001 and met the accounting criteria of a purchase. The transaction was primarily funded through the issuance of additional debt. The purchase price of approximately $31,400,000 exceeded the fair value of assets acquired less liabilities assumed by approximately $28,000,000 of which $3,400,000 was allocated to certain identifiable intangible assets ($2,100,000--trademark, $890,000--workforce, $410,000--hospital relations). The remaining $24,600,000 was allocated to goodwill and was being amortized over 25 years. The purchase price was subject to a post-closing adjustment based on changes in the net working capital of the acquired companies between October 31, 2000 and March 16, 2001. The post closing adjustment of approximately $1,415,000 was calculated and allocated to goodwill as additional purchase price.

    In May 2001, Cejka acquired substantially all of the assets of Gill/Balsano Consulting, L.L.C. (Gill/Balsano), a Delaware limited liability company. Gill/Balsano provides management consulting services to the healthcare industry. The acquisition met the accounting criteria of a purchase, and, accordingly, the accompanying consolidated financial statements include the results of Gill/Balsano from the acquisition date. The consideration for this acquisition was $1,831,000 in cash. The excess of the aggregate purchase price over the fair market value of the assets acquired of approximately $1,674,000 was allocated to goodwill and was being amortized over 25 years. In addition, the asset purchase agreement provides for potential earnout payments of approximately $1,995,000 based on adjusted EBITDA (as defined in the asset purchase agreement) of Gill/Balsano over a three-year period ending March 31, 2004. This contingent consideration is not related to the seller's employment. Upon payment, the earnouts will be allocated to goodwill as additional purchase price.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

3.  ACQUISITIONS (CONTINUED)
    On January 3, 2002, the Company acquired substantially all of the assets of the NovaPro healthcare staffing division of HRLogic Holdings, Inc., a professional employer organization, for approximately $7,100,000. NovaPro targets nurses seeking more customized benefits packages.

    On March 6, 2002, the Company acquired all of the outstanding stock of Jennings, Ryan & Kolb, Inc., a healthcare management consulting company, for approximately $1,800,000 in cash, the assumption of $300,000 in debt and potential earnouts of approximately $1,800,000.

    The following unaudited pro forma summary presents the consolidated results of operations as if the Company's acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and other specifically identifiable intangibles, interest expense incurred on additional borrowings and related income tax effects. E-Staff and Gill/Balsano's results of operations have been excluded from the pro forma financial information as amounts are considered immaterial to the Company. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------   ------------
Revenue from services....................................  $407,732,700   $508,195,320
                                                           ============   ============
Income before extraordinary item.........................  $  4,611,097   $ 13,363,097
                                                           ============   ============
Net income...............................................  $  4,611,097   $  8,579,392
                                                           ============   ============
Net income per common share--basic and diluted...........  $       0.20   $       0.34
                                                           ============   ============

4.  PROPERTY AND EQUIPMENT

    At December 31, 2000 and 2001, property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Computer equipment.........................................  $ 4,830,242   $ 6,628,166
Computer software..........................................    3,900,076     9,116,226
Office equipment...........................................      760,527     1,189,137
Furniture and fixtures.....................................      833,786     1,799,142
Leasehold improvements.....................................      868,630     1,451,642
                                                             -----------   -----------
                                                              11,193,261    20,184,313
Less accumulated depreciation and amortization.............   (5,024,756)   (8,785,801)
                                                             -----------   -----------
                                                             $ 6,168,505   $11,398,512
                                                             ===========   ===========

    At December 31, 2000 and 2001, computer software includes approximately $1,481,000, and $3,172,000, respectively, of software development costs capitalized in accordance with the provisions of FASB Statement No. 86. The Company has not recorded any amortization related to these costs since the software is not available for general release to customers.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

5.  ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

    At December 31, 2000 and 2001, accrued employee compensation and benefits consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Salaries...................................................  $ 6,903,347   $10,945,266
Bonuses....................................................    6,858,620    10,486,648
Accrual for workers' compensation claims...................    2,095,720     2,639,607
Accrual for health care benefits and professional liability
  insurance................................................    1,295,632     2,235,328
Accrual for vacation.......................................      277,485       715,823
                                                             -----------   -----------
                                                             $17,430,804   $27,022,672
                                                             ===========   ===========

6.  LONG-TERM DEBT AND NOTE PAYABLE

    At December 31, 2000 and 2001, long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                2000          2001
                                                            ------------   -----------
Term Loan, interest at 9.52%, 9.50%, and 9.41% on
  principal of $65,000,000, $45,000,000 and $4,880,000,
  respectively at December 31, 2000 and 4.92% and 4.85% on
  principal of $35,303,165 and $9,696,835, respectively,
  at December 31, 2001....................................  $114,880,000   $45,000,000

Revolving Loan Facility, interest at 11.25% and 9.40% on
  principal of $1,250,000 and $6,200,000, respectively, at
  December 31, 2000 and 6.50% on principal of $2,500,000,
  at December 31, 2001....................................     7,450,000     2,500,000

Subordinated Pay-In-Kind Notes, interest at 12%...........    34,458,000            --
                                                            ------------   -----------
                                                             156,788,000    47,500,000
Less current portion......................................   (12,400,000)   (2,424,594)
                                                            ------------   -----------
                                                            $144,388,000   $45,075,406
                                                            ============   ===========

    On July 29, 1999, the Company entered into a $105,000,000 senior secured credit facility consisting of a $75,000,000 term loan and a $30,000,000 revolving loan facility. In March 2001, the senior credit facility was amended to increase the term loan facility to $144,900,000. The Company is required to pay a quarterly commitment fee at a rate of 0.50% per year on unused commitments under the revolving loan facility. The term loan and the revolving loan facility bear interest based on either an alternate base rate plus a margin of 1.75% at December 31, 2000 and 2001 respectively, or LIBOR plus a margin of 2.75% at December 31, 2000 and 2001, respectively, (each as defined in the senior secured credit facility). During fiscal year 2000, the Company met certain covenants that provided for the above reduction in interest rates. The Company has pledged all of the assets of the Company as collateral for the senior credit facility.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

6.  LONG-TERM DEBT AND NOTE PAYABLE (CONTINUED)
    The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $10,000,000 at December 31, 2001. Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $7,000,000 are available under the senior credit facility. As of December 31, 2001, approximately $6,275,000, was outstanding under the letter of credit facility.

    The senior credit facility requires that the Company meet certain covenants, including the maintenance of certain debt and interest expense ratios, capital expenditure limits, and the maintenance of a minimum level of EBITDA (as defined in the senior credit facility). The senior credit facility also limits the Company's ability to declare and pay cash dividends on its common stock.

    On July 29, 1999, the Company issued $30,000,000 in senior subordinated pay-in-kind notes to two financial institutions. The proceeds of the loan were used by the Company solely to finance the CCS acquisition and to pay fees and expenses incurred in connection therewith. The interest rate on the subordinated notes was 12% per annum, compounded quarterly. The Company made no interest payments on the pay-in-kind notes; rather accrued interest was converted into additional pay-in-kind notes on a monthly basis. The maturity date was the earlier of six months after the final maturity of the term and revolving debt issuances (January 29, 2006) or change in control of the Company.

    In connection with the issuance of the subordinated debt, the Company issued 504,468 shares of its common stock to the financial institutions. Debt issuance costs of $6,920,000 relating to this transaction were recorded in 1999, which represented the fair market value of the shares at the time of issuance.

    On October 30, 2001, the Company completed its initial public offering of 7,812,500 shares of common stock at $17.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. The proceeds were used to repay $89,580,000 of the outstanding balance under the term loan portion of the Company's senior secured credit facility, $6,100,000 under the revolver portion of the Company's senior secured credit facility, and $38,779,000 to redeem the Company's outstanding senior subordinated pay-in-kind notes. Prepayment of the pay-in-kind notes resulted in a $1,567,000 redemption premium which, along with the write-off of $6,433,000 of debt issuance costs discussed in Note 2, have been recorded as an extraordinary loss on early extinguishment of debt in the 2001 consolidated statement of operations.

    The senior credit facility matures on July 29, 2005. The aggregate scheduled maturities of the term and the revolving portions of the loan facility are as follows:

Year ending December 31:
  2002......................................................  $ 2,424,594
  2003......................................................   14,288,936
  2004......................................................   18,297,352
  2005......................................................   12,489,118
  2006......................................................           --
Thereafter..................................................           --
                                                              -----------
                                                              $47,500,000
                                                              ===========

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

6.  LONG-TERM DEBT AND NOTE PAYABLE (CONTINUED)
    On July 16, 2000 and August 30, 2001, the Company entered into notes payable with a third party. The proceeds from the notes payable were used to pay the Company's insurance premiums. Principal and interest on these notes are payable over an 11-month period at an interest rate of 7.10% and 5.75%, respectively. At December 31, 2000 and 2001 respectively, the outstanding balance on these notes was $484,000 and $1,247,000.

7.  EMPLOYEE BENEFIT PLANS

    The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for a discretionary matching contribution, which is equal to a percentage of each contributing participant's elective deferral, which the Company, at its sole discretion, determines from year to year. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $487,000 for the period from July 30, 1999 to December 31, 1999, and $885,000 and $2,467,000 for the years ended December 31, 2000 and 2001, respectively.

    TVCM employees were covered under a separate benefit plan for both 2000 and 1999. TVCM had a 401(k) defined contribution plan for eligible employees. Eligible employees made pretax savings contributions to the 401(k) Plan of up to 20% of their earnings to a certain statutory limit. TVCM matched employee contributions from 1% to 3% of compensation based on years of service. Contributions to the 401(k) Plan were approximately $630,000 for the year ended December 31, 2000. Effective fiscal 2001, TVCM employees participated in the Company's defined contribution 401(k) profit-sharing plan.

8.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into non-cancelable operating lease agreements for the rental of space. Future minimum lease payments associated with these agreements with terms of one year or more are approximately as follows:

Year ending December 31:
  2002......................................................  $ 1,933,000
  2003......................................................    1,965,000
  2004......................................................    1,959,000
  2005......................................................    1,563,000
  2006......................................................    1,280,000
Thereafter..................................................    1,673,000
                                                              -----------
                                                              $10,373,000
                                                              ===========

    Rent expense related to office facilities was approximately $308,000 for the period July 30, 1999 to December 31, 1999, and $1,527,000 and $2,455,000 for the
years ended December 31, 2000 and 2001, respectively.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

9.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying amount of the revolving credit note and term loan approximates fair value because the interest rate is tied to a quoted variable index. The Company's interest rate swap agreement is carried at fair value in accordance with FASB Statement
No. 133 as discussed in Note 13.

10.  INCOME TAXES

    The components of the Company's income tax expense (benefit) are as follows:

                                                     PERIOD
                                                  FROM JULY 30,
                                                     1999 TO       YEAR ENDED DECEMBER 31,
                                                  DECEMBER 31,    --------------------------
                                                      1999           2000           2001
                                                  -------------   -----------   ------------
Continuing operations:
  Current.......................................    $ 155,710     $ 6,894,079   $ 10,533,260
  Deferred......................................      516,207        (164,055)      (169,137)
                                                    ---------     -----------   ------------
                                                      671,917       6,730,024     10,364,123
Discontinued operations--current
  Tax benefit on loss from discontinued
    operations..................................     (140,710)     (1,159,013)            --
  Tax benefit on loss on disposal...............                     (327,963)      (330,961)
                                                    ---------     -----------   ------------
                                                     (140,710)     (1,486,976)      (330,961)
  Tax benefit on extraordinary item--current....           --              --     (3,215,801)
                                                    ---------     -----------   ------------
                                                    $ 531,207     $ 5,243,048   $  6,817,361
                                                    =========     ===========   ============

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Current deferred tax assets and (liabilities):
  Accrued and prepaid expenses.............................  $ 2,376,762   $ 3,263,323
  Allowance for doubtful accounts..........................      841,844       967,725
  Other....................................................      (78,084)      167,150
                                                             -----------   -----------
                                                               3,140,522     4,398,198
Non-current deferred tax assets and (liabilities):
  Depreciation and amortization............................   (3,720,933)   (6,130,392)
  Identifiable intangibles.................................   (3,850,378)   (3,448,537)
  Interest rate swap.......................................           --     1,008,568
                                                             -----------   -----------
                                                              (7,571,311)   (8,570,361)
                                                             -----------   -----------
Net deferred taxes.........................................  $(4,430,789)  $(4,172,163)
                                                             ===========   ===========

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

10.  INCOME TAXES (CONTINUED)

    FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2000 and 2001 is not necessary.

    The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense is as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Tax at U.S. statutory rate..................................  $4,685,061   $8,409,303
State taxes, net of federal benefit.........................     468,908      840,930
Non-deductible goodwill.....................................   1,136,323      792,525
Non-deductible meals and entertainment......................      38,862       61,122
Other.......................................................     400,870      260,243
                                                              ----------   ----------
                                                               6,730,024   10,364,123
Benefit from discontinued operations and extraordinary
  loss......................................................  (1,486,976)  (3,546,762)
                                                              ----------   ----------
                                                              $5,243,048   $6,817,361
                                                              ==========   ==========

11.  STOCKHOLDERS' EQUITY

    Effective on December 10, 1999, the Company approved a 2.26066 for 1 stock split of its common stock. All common stock data in these consolidated financial statements have been adjusted to give retroactive effect to the stock split.

    Effective April 27, 2001, the 760,284 issued and outstanding shares of the Company's Class B common stock were converted to an equal number of shares of Class A common stock of the Company. All common stock data in these consolidated financial statements have been adjusted to give retroactive effect to the conversion.

    Effective August 23, 2001, the Company amended and restated its certificate of incorporation to provide for, among other things; 1) the reclassification of the common stock of the Company, whereby, the Class B common stock was converted into 5.80135 shares of common stock, par value $.0001 per share;
2) authorization of 100,000,000 shares of common stock; and 3) authorization of 10,000,000 shares of preferred stock of the Company, par value $0.01 per share.

    All common stock data in these consolidated financial statements have been adjusted to give retroactive effect to the stock split.

STOCK OPTIONS

    On December 16, 1999, the Company's Board of Directors approved the 1999 Stock Option Plan and Equity Participation Plan (collectively, the Plans), which was amended and restated on October 25, 2001 and provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

11.  STOCKHOLDERS' EQUITY (CONTINUED)
eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. Non-qualified stock options may also be issued to consultants. Under the Plans, the exercise price of options granted is determined by the compensation committee of the Company's board of directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of such fair market. Options granted during 1999, 2000 and 2001 under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years. Options granted during 1999, 2000 and 2001 under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant.

    Information regarding the Company's stock option activity is summarized below:

                                                                                      WEIGHTED AVERAGE
                                                         STOCK           OPTION      EXERCISE PRICE PER
                                                    OPTION ACTIVITY      PRICE             SHARE
                                                    ---------------   ------------   ------------------
Options outstanding at December 31, 1999..........     3,465,817      $ 7.75-23.25         $11.87
  Granted.........................................       173,450       10.13-32.35          15.64
  Canceled........................................      (518,015)       7.75-23.25          12.80
                                                       ---------
Options outstanding at December 31, 2000..........     3,121,252        7.75-32.35          11.93
  Granted.........................................       527,915       10.13-37.13          18.19
  Canceled........................................      (107,027)       7.75-17.00           8.11
  Exercised.......................................       (22,072)       7.75-10.13           9.31
                                                       ---------
Options outstanding at December 31, 2001..........     3,520,068        7.75-37.13          13.00
                                                       =========

    There were no exercisable options at December 31, 1999. There were 823,936 and 1,535,826 options exercisable at December 31, 2000 and 2001, respectively. The weighted-average grant-date fair value per share of options granted during the period from July 30, 1999 to December 31,1999 and during 2000 and 2001 was $4.05, $5.56 and $8.82 per share, respectively.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table describes outstanding options as of December 31, 2001:

                                                   REMAINING
  EXERCISE PRICE          OPTIONS OUTSTANDING   CONTRACTUAL LIFE   OPTIONS EXERCISABLE
  --------------          -------------------   ----------------   -------------------
  7.75...$......               1,224,330              7.96               631,051
  10.13........                   40,162              8.50                10,261
  10.78........                   34,666              8.79                 8,884
  11.62........                  664,932              7.96               354,054
  12.38........                   44,609              9.25                    --
  15.19........                   11,724              8.50                 2,931
  15.50........                  664,932              7.96               354,054
  16.17........                   25,404              8.79                 6,351
  17.00........                  326,896              9.50                    --
  18.57........                   56,670              9.25                    --
  19.37........                  145,453              7.96                77,449
  20.26........                   11,724              8.50                 2,931
  21.56........                   25,404              8.79                 6,351
  23.25........                  145,452              7.96                77,447
  24.76........                   56,670              9.25                    --
  25.32........                    2,565              8.50                   641
  26.96........                    5,557              8.79                 1,389
  30.39........                    2,567              8.50                   643
  30.95........                   12,397              9.25                    --
  32.35........                    5,557              8.79                 1,389
  37.13........                   12,397              9.25                    --

    Had compensation cost for stock options granted during 1999, 2000, and 2001 been measured under the fair value based method prescribed by FASB Statement
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's consolidated net income would have changed to the pro forma amounts set forth below.

                                                           PERIOD FROM
                                                             JULY 30,
                                                             1999 TO      YEAR ENDED DECEMBER 31,
                                                           DECEMBER 31,   -----------------------
                                                               1999          2000         2001
                                                           ------------   ----------   ----------
Pro forma net (loss) income..............................   $(444,569)    $2,818,729   $6,737,331
                                                            =========     ==========   ==========
Pro forma (loss) income per common share--basic and
  diluted:
  (Loss) income from continuing operations...............   $   (0.02)    $     0.21   $      .22
  Discontinued operations................................       (0.01)         (0.09)        (.01)
                                                            ---------     ----------   ----------
Net (loss) income........................................   $   (0.03)    $     0.12   $      .21
                                                            =========     ==========   ==========

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of options granted used to compute pro forma net income
(loss) disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                              PERIOD FROM
                                                                JULY 30,         YEAR ENDED
                                                                1999 TO         DECEMBER 31,
                                                              DECEMBER 31,   -------------------
                                                                  1999         2000       2001
                                                              ------------   --------   --------
Dividend yield..............................................       0.00%        0.00%      0.00%
Expected volatility.........................................      60.00        60.00      60.00
Risk-free interest rate.....................................       5.19         5.19       3.95
Expected life...............................................    6 years      6 years    6 years

    The effect of applying FASB Statement No. 123 for providing pro forma disclosures is not likely to be representative of the effect on reported net income in future years.

12.  EARNINGS PER SHARE

    In accordance with the requirements of FASB Statement No. 128, EARNINGS PER SHARE, basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the 1999, 2000, and 2001 per share calculations because their effect would have been anti-dilutive. Such shares amounted to approximately 3,465,817; 3,121,252 and 268,565 at December 31, 1999, 2000 and 2001, respectively. For the year ended December 31, 2001, 341,717 incremental shares of common stock were included in diluted weighted average shares outstanding.

13.  INTEREST RATE SWAP

    The Company's senior credit facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on the Company's variable rate obligations. Effective February 7, 2000, the Company entered into an interest rate swap agreement (the Agreement) with a financial institution. Interest rate swap agreements involve the exchange of floating interest rate payments for fixed interest rate payments over the life of the agreement without an exchange of the underlying notional amount. The Company entered into the Agreement to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation as required by the senior credit facility and not for trading purposes.

    The interest rate swap matures on February 7, 2003 and has an underlying notional amount of $45,000,000. The floating interest rate to be paid to the Company is based on the three-month U.S. dollar London Interbank Offered Rate (LIBOR), which is reset quarterly, while the fixed interest rate, through December 31, 2000, to be paid by the Company is 6.625% if the three-month US dollar LIBOR is less than 7.25%, the three-month U.S. dollar LIBOR if LIBOR is greater than or equal to 7.25% but less than 8.5%, and 8.5% if the three-month U.S. dollar LIBOR is greater than or equal to 8.5% over the term of the Agreement. Effective January 1, 2001, the Agreement was amended to

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

13.  INTEREST RATE SWAP (CONTINUED)
change the fixed rate to be paid by the Company to 6.705%. In addition, the maturity date of the Agreement was extended to February 28, 2003. Any differences paid or received under the terms of the Agreement are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying debt obligation.

    For the period from February 7, 2000 through December 31, 2000, the Company paid a fixed interest rate of 6.625% based on an underlying notional amount of $45,000,000. The floating interest rate paid by the financial institution to the Company approximated 6.7503%. The carrying value of the interest rate swap at December 31, 2000 was immaterial as to the net amount due from the financial institution. The fair value of the interest rate swap approximated a $910,000 and $2,509,000 net payable based on quoted market prices for similar instruments at December 31, 2000 and 2001, respectively. The estimated fair value of the swap will fluctuate over time based on changes in floating interest rates; however, these fair value amounts should not be viewed in isolation but rather in relation to the overall reduction in the Company's exposure to adverse fluctuations in floating interest rates. The fair value of the interest rate swap transaction is not reflected in the consolidated financial statements at December 31, 2000 as it properly qualified for hedge accounting treatment under applicable accounting guidance. The Company recorded the fair value of the interest rate swap transaction at January 1, 2001 which resulted in a reduction in consolidated stockholders' equity of approximately $910,000. To test effectiveness of the interest rate swap, the Company compares the present value of the cumulative change in the fair value of the interest rate swap with the present value of the cumulative change in the expected variable interest payments. During the year ended December 31, 2001, the Company recognized a net loss to interest expense of approximately $140,000 related to the ineffective portion of the interest rate swap. The amount of net gain related to the portion of the interest rate swap excluded from the assessment of effectiveness during the year ended December 31, 2001 was not material.

    The Company has no plans to terminate the Agreement earlier than the maturity date. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the Agreement. The amount of such exposure is limited to the unpaid portion of amounts due to the Company, if any, pursuant to the Agreement. However, management believes that this exposure is mitigated by provisions in the Agreement that allow for the legal right of offset of any amounts due to the Company from the counter party with any amounts payable to the counterparty by the Company. As a result, management considers the risk of counter-party default to be minimal. At December 31, 2000 and 2001, the Company expects to reclassify approximately $423,000 and $1,939,000, respectively, of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the next twelve months.

14.  RELATED PARTY TRANSACTIONS

    In connection with the July 29, 1999 CCS acquisition, Charterhouse Equity Partners III, L.P. (Charterhouse), a majority shareholder of the Company, received approximately $2,835,000 in transaction fees. In connection with the TravCorps merger on December 16, 1999, Charterhouse received approximately $288,000 in transaction fees. These transaction fees were capitalized in accordance with the purchase method of accounting.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

15.  DISCONTINUED OPERATIONS

    On December 20, 2000, the Company committed itself to a formal plan to dispose of its wholly-owned subsidiary, HospitalHub, through a sale or liquidation of this business segment. Pursuant to APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, the consolidated financial statements of the Company have been reclassified to reflect the discontinuance of HospitalHub. Accordingly, the revenue, costs and expenses, assets and liabilities of HospitalHub have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. The divestiture was completed in the second quarter of 2001.

16.  SEGMENT INFORMATION

    The Company has two reportable operating segments: healthcare staffing and other human capital management services. The healthcare staffing operating segment includes travel staffing, clinical research and trials staffing and per diem staffing. This segment provides temporary staffing services of healthcare professionals primarily to hospitals, laboratories, and pharmaceutical and biotechnology companies. The other human capital management services segment includes the combined results of our education and training, healthcare consulting services, physician search and resource management services.

    The Company's management evaluates performance of each segment primarily based on revenues and contribution income (which is defined as earnings before interest, taxes, depreciation, amortization and corporate expenses not specifically identified to a reported segment (EBITDA)). The Company's management does not evaluate, manage or measure performance of segments using asset information, accordingly, asset information by segment is not prepared or disclosed. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The information in the following table is derived from the segments' internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

16.  SEGMENT INFORMATION (CONTINUED)
    Information on operating segments and a reconciliation of such information to income before income taxes and discontinued operations for the periods indicated are as follows:

                                                      PERIOD FROM
                                                        JULY 30,
                                                        1999 TO        YEAR ENDED DECEMBER 31,
                                                      DECEMBER 31,   ---------------------------
                                                          1999           2000           2001
                                                      ------------   ------------   ------------
Revenue from unaffiliated customers:
  Healthcare staffing...............................  $85,594,847    $350,856,054   $464,342,388
  Other human capital management services...........    2,132,372      16,833,848     36,160,182
                                                      -----------    ------------   ------------
                                                      $87,727,219    $367,689,902   $500,502,570
                                                      -----------    ------------   ------------
Contribution income (expense):
  Healthcare staffing...............................  $15,517,594    $ 61,936,676   $ 73,195,911
  Other human capital management services...........      (94,852)      1,239,612      3,647,630
Unallocated corporate overhead......................    5,500,107      18,041,169     20,658,156
                                                      -----------    ------------   ------------
EBITDA..............................................  $ 9,922,635    $ 45,135,119   $ 56,185,385
                                                      -----------    ------------   ------------
Interest expense, net...............................  $ 4,821,302    $ 15,435,236   $ 14,422,170
Depreciation and amortization.......................    4,576,167      15,024,781     17,736,635
Nonrecurring indirect transaction costs.............           --       1,289,217             --
Other expenses......................................           --              --             --
                                                      -----------    ------------   ------------
Income before income taxes and discontinued
  operations........................................  $   525,166    $ 13,385,885   $ 24,026,580
                                                      ===========    ============   ============

    Contribution income is computed by the Company as operating income, less unallocated corporate overhead. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing segment performance. Certain amounts in the 2000 segment information have been reclassified to conform to the 2001 presentation.

                              CROSS COUNTRY, INC.

                               DECEMBER 31, 2001

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           FIRST          SECOND         THIRD          FOURTH
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                        ------------   ------------   ------------   ------------
1999(A)
Revenue from services.................  $         --   $         --   $ 35,090,888   $ 52,636,331
Gross profit..........................            --             --      7,876,278     11,814,417
Loss from continuing operations.......            --             --        (58,700)       (88,051)
Loss from discontinued operations.....            --             --        (77,886)      (116,828)
                                        ------------   ------------   ------------   ------------
Net loss..............................  $         --   $         --   $   (136,586)  $   (204,879)
                                        ============   ============   ============   ============
Basic and diluted earnings per
  share...............................  $         --   $         --   $      (0.01)  $      (0.01)
                                        ============   ============   ============   ============
2000
Revenue from services.................  $ 89,583,837   $ 88,066,063   $ 92,809,900   $ 97,230,102
Gross profit..........................    22,521,435     23,258,365     24,274,800     24,540,868
Income from continuing operations.....     1,187,193      1,292,062      2,231,816      1,944,790
Loss from discontinued operations.....      (286,423)      (401,292)      (708,425)      (661,525)
                                        ------------   ------------   ------------   ------------
Net income............................  $    900,770   $    890,770   $  1,523,391   $  1,283,265
                                        ============   ============   ============   ============
Basic and diluted earnings per
  share...............................  $       0.04   $       0.04   $       0.07   $       0.05
                                        ============   ============   ============   ============
2001
Revenue from services.................  $103,871,739   $118,834,746   $133,486,901   $144,309,184
Gross profit..........................    24,870,333     30,737,260     34,099,867     36,144,024
Income from continuing operations.....     1,072,260      2,145,894      3,922,044      6,522,259
(Loss) income from discontinued
  operations..........................    (1,063,709)       519,903             --        337,096
Extraordinary loss on early
  extinguishment of debt..............            --             --             --     (4,783,705)
                                        ------------   ------------   ------------   ------------
Net income............................  $      8,551   $  2,665,797   $  3,922,044   $  2,075,650
                                        ============   ============   ============   ============
Basic and diluted earnings per
  share...............................  $         --   $       0.11   $       0.17   $       0.07
                                        ============   ============   ============   ============

------------------------

(a) On July 29, 1999, the Company acquired the assets of CCS (see Note 1). The third quarter 1999 financial data reflects results of operations from July 30, 1999 through September 30, 1999. The fourth quarter 1999 financial data results include the TravCorps acquisition from December 16, 1999, the date of its acquisition, through December 31, 1999.

18.  SUBSEQUENT EVENT

    On February 27, 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. The Company will not receive any of the proceeds from the sale of these shares and expects associated costs of approximately $1,000,000 to be incurred and expensed by the Company.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Cross Country Staffing (a Partnership):

    In our opinion, the accompanying balance sheets and the related statements of income and partners' capital and of cash flows present fairly, in all material respects, the financial position of Cross Country Staffing (a Partnership) at July 29, 1999 and December 31, 1998, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 to the financial statments, Cross Country Staffing's assets were sold on July 29, 1999. The amounts included in the financial statements pursuant to the Management Incentive Compensation Plan give no effect to the additional amount payable as determined by the change in control transaction as further discussed in Note 5 to the financial statements.

                                              /s/ PricewaterhouseCoopers LLP
                                              Fort Lauderdale, Florida
November 5, 1999, except for Note 8 as to which the date is December 16, 1999

                             CROSS COUNTRY STAFFING

                                 BALANCE SHEETS

                                                               JULY 29,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------   --------------
                                          ASSETS
Current assets:
    Cash....................................................  $        --    $       110
    Accounts receivable, less allowance for doubtful
      accounts (1999-$1,158,039; 1998-$1,327,983)...........   31,494,858     28,794,335
    Other current assets....................................    3,255,994      2,886,333
                                                              -----------    -----------
      Total current assets..................................   34,750,852     31,680,778
Fixed assets, net of accumulated depreciation
  (1999-$842,971; 1998-$630,848)............................    1,208,713      1,219,319
Goodwill, net of accumulated amortization (1999-$7,261,467;
  1998-$6,809,880)..........................................    8,365,716      8,817,303
Other assets................................................      138,852        183,817
                                                              -----------    -----------
Total assets................................................  $44,464,133    $41,901,217
                                                              ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Short-term debt.........................................  $ 7,874,004    $ 3,533,039
    Accounts payable........................................    2,329,396      3,446,433
    Accrued employee compensation and benefits..............    7,256,162      5,515,526
    Accrued distribution payable............................           --      5,645,354
    Accrued interest payable................................       19,443         23,926
    Accrued management incentive compensation...............    6,940,000             --
    Other current liabilities...............................      579,473        645,612
                                                              -----------    -----------
      Total current liabilities.............................   24,998,478     18,809,890

Debt........................................................           --      4,800,000
Accrued management incentive compensation plan..............           --      4,840,000
                                                              -----------    -----------
Total liabilities...........................................   24,998,478     28,449,890

Commitments and contingencies (Note 7)

Partners' capital...........................................   19,465,655     13,451,327
                                                              -----------    -----------
Total liabilities and partners' capital.....................  $44,464,133    $41,901,217
                                                              ===========    ===========

   The accompaying notes are an integral part of these financial statements.

                             CROSS COUNTRY STAFFING

                   STATEMENTS OF INCOME AND PARTNERS' CAPITAL

                                                           PERIOD ENDED       PERIOD ENDED
                                                             JULY 29,         DECEMBER 31,
                                                               1999               1998
                                                         ----------------   -----------------
Revenue................................................    $106,046,826       $158,591,804
                                                           ------------       ------------
Operating expenses:
  Compensation and benefits............................      80,186,753        121,950,872
  Selling, general and administrative expenses.........      10,587,604         16,377,419
  Management incentive compensation plan...............       2,100,000          2,693,001
  Bad debt expense.....................................         156,772            721,510
  Depreciation.........................................         212,123            264,026
  Amortization.........................................         496,551            859,159
                                                           ------------       ------------
      Total operating expenses.........................      93,739,803        142,865,987
                                                           ------------       ------------

Operating income.......................................      12,307,023         15,725,817

Other income (expense):
  Interest income......................................          62,026             48,423
  Interest expense.....................................        (292,642)          (897,606)
  Other................................................        (189,858)          (183,435)
                                                           ------------       ------------
Net income.............................................      11,886,549         14,693,199

Partners' capital at beginning of year.................      13,451,327          7,122,155
Distributions to partners..............................      (5,872,221)        (8,364,027)
                                                           ------------       ------------
Partners' capital at end of period.....................    $ 19,465,655       $ 13,451,327
                                                           ============       ============
Pro Forma net income data
  Net income as reported...............................    $ 11,886,549       $ 14,693,199
  Pro Forma adjustment for income taxes................      (5,824,409)        (7,199,668)
                                                           ------------       ------------
  Pro Forma net income.................................    $  6,062,140       $  7,493,531
                                                           ============       ============

   The accompanying notes are an integral part of these financial statements.

                             CROSS COUNTRY STAFFING

                            STATEMENTS OF CASH FLOWS

                                                              JULY 29, 1999   DECEMBER 31, 1998
                                                              -------------   -----------------
Cash flows from operating activities:
  Net income................................................  $ 11,886,549      $ 14,693,199
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       708,674         1,123,185
    Provision for management incentive compensation plan....     2,100,000         2,693,001
  Changes in operating assets and liabilities:
    Increase in net accounts receivable.....................    (2,700,523)       (5,690,790)
    Increase in other current assets........................      (369,661)         (507,668)
    Decrease in other assets................................            --           230,000
    (Decrease) increase in accounts payable.................    (1,117,037)        1,202,369
    Increase in accrued employee compensation and
      benefits..............................................     1,740,636           792,962
    Decrease in accrued interest payable....................        (4,483)          (57,534)
    Decrease in other current liabilities...................       (66,139)          (44,409)
                                                              ------------      ------------

      Net cash provided by operating activities.............    12,178,016        14,434,315
                                                              ------------      ------------
Cash flows from investing activities:
      Net purchases of equipment............................      (201,516)         (976,672)
                                                              ------------      ------------

      Net cash used in investing activities.................      (201,516)         (976,672)
                                                              ------------      ------------
Cash flows from financing activities:
      Net repayment of debt.................................      (459,035)      (10,366,961)

      Distributions to partners.............................   (11,517,575)       (3,091,365)
                                                              ------------      ------------

      Net cash used in financing activities.................   (11,976,610)      (13,458,326)
                                                              ------------      ------------

      Net decrease in cash..................................          (110)             (683)
Cash at beginning of year...................................           110               793
                                                              ------------      ------------

Cash at end of year.........................................  $         --      $        110
                                                              ============      ============

Supplemental disclosure of cash flow information:
  Amounts paid during the period for interest...............  $    293,857      $    955,140
                                                              ============      ============

   The accompanying notes are an integral part of these financial statements.

                     CROSS COUNTRY STAFFING (A PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

           FOR THE PERIODS ENDED JULY 29, 1999 AND DECEMBER 31, 1998

1. ORGANIZATION AND BASIS OF PRESENTATION

    On July 1, 1996, Cross Country Staffing (CCS or the Partnership), a Delaware general partnership, was established through a Joint Venture Agreement (Agreement) between CCHP, Inc. (CCHP) and MRA Staffing Systems, Inc. (MRA), with ownership percentages of 64% and 36%, respectively. CCHP is a 94% owned subsidiary of W. R. Grace & Co.-Conn., a Connecticut corporation (Grace). Prior to the transaction on July 28, 1999 described below, MRA was a wholly owned subsidiary of Nestor Healthcare Group plc (Nestor), a public company registered in the U.K.

    CCHP and MRA (the Partners) were each engaged in the business of providing nurses and other allied health personnel primarily on a contract basis. The Partnership recorded the assets and assumed the liabilities, as defined in the Agreement, of its Partners. Assets and liabilities contributed by the Partners to the joint venture were recorded at predecessor basis. In addition to the recorded assets and liabilities, the Partners contributed the value of their businesses, which included certain unrecorded intangible assets primarily related to proprietary databases and contracts.

    On July 28, 1999, Grace purchased Nestor's ownership interest in MRA. On July 29, 1999, the assets of CCS were sold (the "Sale") to Cross Country Staffing, Inc. (the "Buyer"), an unrelated entity and affiliate of Charterhouse Group International, Inc. The amounts included in these Financial Statements give no effect to the Sale, including the repayment of outstanding bank debt and liquidation of the Management Incentive Compensation Plan liability. See Notes 4 and 5 for further detail.

    CCS is engaged in the business of providing staffing and placement of healthcare and other professionals throughout the United States and its territories.

2. ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FIXED ASSETS

    Fixed assets include office furniture, business machines and leasehold improvements which are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets of five years.

RESERVES FOR CLAIMS

    Workers' compensation and health care benefits are provided under partially self-insured plans. CCS records its estimate of the ultimate cost of, and reserves for, workers' compensation and health care benefits based on actuarial computations using its loss history as well as industry statistics. Furthermore, in determining its reserves, CCS includes reserves for estimated claims incurred but not reported.

                     CROSS COUNTRY STAFFING (A PARTNERSHIP)

           FOR THE PERIODS ENDED JULY 29, 1999 AND DECEMBER 31, 1998

2. ACCOUNTING POLICIES (CONTINUED)
    The ultimate cost of workers' compensation and health care benefits will depend on actual costs incurred in settling the claims and may differ from the amounts reserved by CCS for those claims. Accruals for workers' compensation claims and health care benefits are included in accrued employee compensation and benefits in the Balance Sheet.

GOODWILL

    Goodwill contributed by one of the Partners at inception is amortized using the straight-line method over its estimated useful life of 14 years (approximately 11 years remaining at July 29, 1999). CCS assesses the recoverability of goodwill whenever adverse events or changes in circumstance or business climate indicate that expected future undiscounted cash flows are not sufficient to support the carrying value. At July 29, 1999 and December 31, 1998 the Partnership believes that no impairment of goodwill exists.

DEFERRED DEBT ISSUE COSTS

    Deferred costs related to the issuance of debt are amortized on a straight-line basis over the five year term of the debt. At July 29, 1999 and December 31, 1998 costs of $389,000 less accumulated amortization of $250,148 and $205,183, respectively, are recorded as other assets in the Balance Sheet.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At July 29, 1999 and December 31, 1998 the recorded value of cash, trade receivables and debt approximated their fair value, based on the maturities of these instruments and the terms of the individual debt agreements.

REVENUE RECOGNITION

    Revenue is recognized when the service is performed. Accordingly, accounts receivable includes an accrual for employees' time worked but not yet invoiced. At July 29, 1999 and December 31, 1998 the amounts accrued are $7,176,798 and $4,835,971.

CONCENTRATIONS OF CREDIT RISK

    CCS's clients are principally health care providers and accounts receivable represent amounts due from these providers. CCS performs ongoing credit evaluations of its clients' financial condition and does not require collateral. Overall, based on the large number of clients in differing geographic areas throughout the United States and its territories, CCS believes the concentration of credit risk is limited.

INCOME TAXES

    CCS is not subject to federal taxation at the Partnership level as income is taxed directly to the Partners. Accordingly, a provision for income taxes has not been included in the financial statements.

    The General Partnership Agreement (Partnership Agreement) provides for quarterly distributions to the Partners based on the Partnership's estimated taxable income for the year. Generally, it has been the practice of the Partnership to make such distributions based on actual tax liabilities of the

                     CROSS COUNTRY STAFFING (A PARTNERSHIP)

           FOR THE PERIODS ENDED JULY 29, 1999 AND DECEMBER 31, 1998

2. ACCOUNTING POLICIES (CONTINUED)
individual Partners. Currently, distributions are made at the request of the Partners up to the quarterly distribution amount provided for in the Partnership Agreement. A distribution payable was recorded to equalize the distributions based on the respective Partners' ownership percentages.

RECLASSIFICATIONS

    Certain amounts in prior year financial statements and related notes have been reclassified to conform to current year's presentation.

3. OTHER BALANCE SHEET ITEMS

    At July 29 and December 31, other current assets are composed of the following:

                                                       JULY 29,    DECEMBER 31,
                                                         1999          1998
                                                      ----------   ------------
Prepaid rent on employees' apartments...............  $1,907,276    $1,538,636
Deposits on employees' apartments, net of allowance
  (1999-$299,246; 1998-$236,756)....................   1,025,308       866,354
Other...............................................     323,410       481,343
                                                      ----------    ----------
                                                      $3,255,994    $2,886,333
                                                      ==========    ==========

    CCS leases a number of apartments for its employees under short-term agreements (typically three to six months) which generally coincide with each employee's staffing contract. As a condition of those agreements, CCS places security deposits on the leased apartments. Prepaid rent and deposits relate to these short-term agreements.

    At July 29 and December 31, accrued employee compensation and benefits is composed of the following:

                                                       JULY 29,    DECEMBER 31,
                                                         1999          1998
                                                      ----------   ------------
Salaries............................................  $2,984,990    $1,947,117
Bonus...............................................   2,152,918     2,070,759
Accrual for workers' compensation claims............   1,596,170     1,148,849
Accrual for health care benefits....................     345,500       206,033
Accrual for vacation................................     176,584       142,768
                                                      ----------    ----------
                                                      $7,256,162    $5,515,526
                                                      ==========    ==========

                     CROSS COUNTRY STAFFING (A PARTNERSHIP)

           FOR THE PERIODS ENDED JULY 29, 1999 AND DECEMBER 31, 1998

4. DEBT

    On July 30, 1999, CCS repaid all of its long-term debt, which consists of the Term Note and Revolving Loan Facility. Accordingly, they have been classified as short-term at July 29, 1999. At July 29 and December 31, short-term debt is composed of the following:

                                                       JULY 29,    DECEMBER 31,
                                                         1999          1998
                                                      ----------   ------------
Current maturities of long-term debt................  $7,850,000    $3,500,000
Note payable........................................      24,004        33,039
                                                      ----------    ----------
                                                      $7,874,004    $3,533,039
                                                      ==========    ==========

    At July 29 and December 31, long-term debt is composed of the following:

                                                      JULY 29,     DECEMBER 31,
                                                        1999           1998
                                                     -----------   ------------
Term Loan, interest at the Eurodollar rate plus
  0.325%, or the greater of the prime or Federal
  Funds effective rate plus 0.5% (5.535% and
  5.955%, at July 29, 1999 and December 31, 1998,
  respectively)....................................  $ 3,800,000   $ 3,500,000

Revolving Loan Facility, interest at the Eurodollar
  rate plus 0.325%, or the greater of the prime or
  Federal Funds effective rate plus 0.5% (8.0% and
  5.955%, at July 29, 1999 and December 31,1998,
  respectively)....................................    4,050,000     4,800,000
                                                     -----------   -----------

                                                       7,850,000     8,300,000

                                                      (7,850,000)   (3,500,000)
                                                     -----------   -----------

                                                     $        --   $ 4,800,000
                                                     ===========   ===========

    Grace acts as guarantor of the Term Note and Revolving Loan Facility and, as such, is paid a monthly fee based on the average outstanding balance. For the periods ended July 29, 1999 and December 31, 1998 this fee was 0.025% per month. For the periods ended July 29, 1999 and December 31, 1998 total fees in relation to this guarantee were $13,398 and $47,663, respectively. Of these total fees, which are recorded as interest expense, $9,229 and $18,243 were recorded as accrued interest payable at July 29, 1999 and December 31, 1998, respectively.

5. MANAGEMENT INCENTIVE COMPENSATION PLAN

    The CCS Management Incentive Compensation Plan (the Plan) is a performance-based compensation plan for key personnel of the Partnership. The Plan authorizes the award of percentage interests in an incentive pool based on the achievement of certain performance objectives. The percentage interests vest over a period of either three or five years or, in the case of a Liquidity Event as defined in the Plan, vesting occurs immediately.

                     CROSS COUNTRY STAFFING (A PARTNERSHIP)

           FOR THE PERIODS ENDED JULY 29, 1999 AND DECEMBER 31, 1998

5. MANAGEMENT INCENTIVE COMPENSATION PLAN (CONTINUED)
    The Plan also authorized an immediate percentage award to certain key executives based on Partnership equity value at inception, as defined by the Plan. Incremental increases in the amount of this award may occur based on increases in the value of the Partnership equity. The amount charged to income for the award and the incremental increase in equity value was $319,000 and $409,000 for the periods ended July 29, 1999 and December 31, 1998, respectively.

    In accordance with the terms of the Plan, cash payments are made at the earlier of occurrence of a Liquidity Event or July 1, 2001. The occurrence of a Liquidity Event also provides for a revised award computation. The Sale of CCS assets on July 29, 1999 constituted a Liquidity Event and as such, a liquidation cash payment was triggered. Grace used a portion of the Sale proceeds for such liquidation payment totaling approximately $20,200,000.

6. PARTNERS' CAPITAL (DEFICIT)

    Partners' capital accounts are as follows:

                                                           CCHP           MRA           TOTAL
                                                       ------------   ------------   -----------
December 31, 1997....................................  $(12,234,662)  $ 19,356,817   $ 7,122,155
1998 distributions paid and payable..................    (5,352,977)    (3,011,050)   (8,364,027)
1998 net income......................................     9,403,647      5,289,552    14,693,199
                                                       ------------   ------------   -----------
December 31, 1998....................................    (8,183,992)    21,635,319    13,451,327
1999 distributions...................................    (3,757,272)    (2,114,949)   (5,872,221)
1999 net income......................................     7,607,391      4,279,158    11,886,549
                                                       ------------   ------------   -----------
July 29, 1999........................................  $ (4,333,873)  $ 23,799,528   $19,465,655
                                                       ============   ============   ===========

    At December 31, 1998, accrued distributions payable of $5,645,354 relate to CCHP.

7. COMMITMENTS AND CONTINGENCIES

    CCS is involved in a dispute with the Internal Revenue Service (IRS) with respect to the IRS Examination of the 1993-1995 treatment of per diem plan allowances for meals and incidental expenses paid to CCHP health care personnel who were performing temporary services while away from home. Under the terms of the Sale, Grace has assumed ongoing responsibility for any settlement or related litigation liability.

    In connection with the Partnership's partially self-insured workers' compensation plan, the Partnership has outstanding at July 29, 1999 a $943,594 standby letter of credit in order to guarantee the payment of workers' compensation claims to the Partnership's insurance carrier.

    CCS entered into an agreement to lease office space for the next 10 years beginning in February 1998. In accordance with the Sale, CCS assigned the office lease agreement to the Buyer.

    Rent expense related to office facilities for the periods ended July 29, 1999 and December 31, 1998 was approximately $250,000 and $269,000, respectively.

                     CROSS COUNTRY STAFFING (A PARTNERSHIP)

           FOR THE PERIODS ENDED JULY 29, 1999 AND DECEMBER 31, 1998

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CCS is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Partnership's financial position or results of operations.

8. SUBSEQUENT EVENTS

    As referred to in Note 1, the assets of CCS were sold to Cross Country Staffing, Inc. on July 29, 1999.

    On November 12, 1999 Cross Country Staffing, Inc. and TravCorps announced their intention to merge operations. The combined company will be owned by an affiliate of Charterhouse Group International, Inc., certain investment funds managed by Morgan Stanley Private Equity and management. The transaction was consummated on December 16, 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cross Country, Inc.

    We have audited the accompanying consolidated statement of assets acquired and liabilities assumed of ClinForce, Inc. ("ClinForce") at March 16, 2001, and the statement of operating revenues and expenses for the period from January 1, 2001 to March 16, 2001. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the statements referred to above present fairly, in all material respects, the consolidated assets acquired and liabilities assumed at March 16, 2001 of ClinForce and the consolidated results of its operations for the period January 1, 2001 to March 16, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/Ernst & Young

Raleigh, North Carolina
September 28, 2001

                                CLINFORCE, INC.
       CONSOLIDATED STATEMENT OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
                                 MARCH 16, 2001

ASSETS ACQUIRED
Current assets:
  Cash......................................................  $    91,906
  Accounts receivable, less allowance for doubtful accounts
    of $52,499..............................................    5,783,997
  Prepaid expenses..........................................       55,733
  Current deferred tax asset................................       61,653
  Other current assets......................................        8,545
                                                              -----------
Total current assets........................................    6,001,834

Property and equipment, net of accumulated depreciation of
  $878,007..................................................      401,416
Goodwill, net of accumulated amortization of $1,551,175.....   11,643,259
Long-term deferred tax asset................................      154,092
Other assets................................................       32,260
                                                              -----------
Total assets acquired.......................................  $18,232,861
                                                              ===========

LIABILITIES ASSUMED
Current liabilities:
  Cash overdraft............................................  $   274,896
  Accounts payable..........................................       49,996
  Income taxes payable......................................    2,281,146
  Accrued employee compensation and benefits................    1,345,249
  Other current liabilities.................................        4,837
                                                              -----------
Total current liabilities...................................    3,956,124
Long-term deferred tax liability............................      382,391
                                                              -----------
Total liabilities assumed...................................  $ 4,338,515
                                                              ===========

                            See accompanying notes.

                                CLINFORCE, INC.
           CONSOLIDATED STATEMENT OF OPERATING REVENUES AND EXPENSES
                FOR THE PERIOD JANUARY 1, 2001 TO MARCH 16, 2001

Revenue from services.......................................  $7,692,750
Operating expenses:
  Cost of services..........................................   5,349,769
  Selling, general and administrative.......................   1,592,999
  Bad debt expense..........................................      12,854
  Depreciation..............................................      35,509
  Amortization..............................................     137,428
                                                              ----------
Total operating expenses....................................   7,128,559
                                                              ----------
Income from operations......................................     564,191
Income tax expense..........................................     215,426
                                                              ----------
Income from operations after tax............................  $  348,765
                                                              ==========

                            See accompanying notes.

                                CLINFORCE, INC.

                        NOTES TO CONSOLIDATED STATEMENTS

                                 MARCH 16, 2001

1. ORGANIZATION AND BASIS OF PRESENTATION

    ClinForce, Inc. ("ClinForce" or the "Company") is in the business of recruiting and placing temporary and permanent clinical research professionals. The Company was a subsidiary of Edgewater Technology, Inc. (f/k/a
Staffmark, Inc.), a publicly held company.

    ClinForce, Inc. was founded in 1991 as Clinical Trial Support Services. In 1997, the Company acquired ClinForce in Morristown, New Jersey. In August 1996, the Company merged with four other regional companies to form Staffmark, Inc. (n/k/a Edgewater Technology, Inc.). In October 1996, Staffmark became a publicly traded company. In March 1998, ClinForce acquired Temporary Tech in North Carolina. On April 1, 1999, the Company changed its name to ClinForce, Inc. During 2000, the Company opened facilities in Ft. Myers, Boston, Philadelphia, and Cincinnati.

    CFRC, Inc., a wholly-owned subsidiary of ClinForce, was established in fiscal year 1997. CFRC, Inc. was established primarily as an intellectual property company. The consolidated financial statements of ClinForce include the results of operations of CFRC, Inc.

    On December 15, 2000, the ClinForce entered into a stock purchase agreement to be acquired by Cross Country TravCorps for approximately $31,000,000. The transaction was consummated on March 16, 2001 and met the accounting criteria of a purchase.

    The consolidated statement of assets acquired and liabilities assumed and the statement of operating revenues and expenses are not intended to be a complete presentation of the assets, liabilities, revenues and expenses of the Company because corporate allocated expenses charged to ClinForce were not necessarily indicative of amounts that would have been incurred by the Company had it operated at a stand-alone business, and were not presented (see Note 2).

USE OF ESTIMATES

    The preparation of the statement in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the statements and accompanying notes. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This statement is not indicative of the financial condition of this business going forward because of the change in the business and the omission of various administrative expenses.

REVENUE RECOGNITION

    Revenues consist primarily of billing for associates' time and permanent placement fees. Revenue is recognized upon completion of services.

    Revenues on permanent and temporary placements are recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, make refunds. If a candidate leaves a permanent placement within a short period of time (i.e., one month) it is customary for us to seek a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company's guarantee period. During 2000 and 1999, such replacements and refunds were not material and, accordingly, related allowances were not recorded.

                                CLINFORCE, INC.

                                 MARCH 16, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk as defined by Financial Accounting Standards Board (FASB) Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, consist principally of accounts receivable. The Company's customers are clinical research organizations ("CROs") and accounts receivable represent amounts due from these CROs. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, does not require collateral. Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited. As of March 16, 2001, approximately 19% of the outstanding accounts receivable was due from one customer, and 36% of revenue was generated by two customers.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are depreciated over the lives of the related leases or the useful life of an individual lease, whichever is shorter.

CORPORATE ALLOCATIONS

    Edgewater provided substantial services to the Company, including, but not limited to, general administration, treasury, tax, financial reporting, insurance and legal functions. Edgewater has traditionally charged the Company for certain of these services through corporate allocations which were generally based on a percent of sales. Edgewater also allocated interest expense to its subsidiaries. The amount of corporate allocations was dependent upon the total amount of anticipated allocable costs incurred by Edgewater, less amounts charged as a specific cost or expense rather than by allocation. The amounts allocated are not necessarily indicative of amounts that would have been incurred by the Company had it operated on a stand-alone basis.

GOODWILL

    Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill associated with acquisitions in 1998 and 1997 is being amortized using the straight-line method over its estimated useful life of twenty years. In accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At
March 16, 2001, the Company believes that no impairment of goodwill exists.

ADVERTISING

    The Company's advertising expense consists primarily of print media, online advertising and promotional material. Advertising costs are expensed as incurred and were approximately $29,124 for the period from January 1, 2001 to March 16, 2001.

                                CLINFORCE, INC.

                                 MARCH 16, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The Company accounts for income taxes under FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ClinForce has always been included in a consolidated return for United States federal tax reporting purposes. The income tax provision included in the statement of operating revenues and expenses was prepared as if the Company was a stand-alone entity.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated statement of assets acquired and liabilities assumed for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

COMPREHENSIVE INCOME

    The Company has adopted FASB Statement No.130, COMPREHENSIVE INCOME, which requires that an enterprise: (a) classify items of other comprehensive income by their nature in the financial statements; and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There are no other components of comprehensive income or loss other than the Company's consolidated net income and net loss for the period ended March 16, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133, as amended, is required to be adopted in years beginning after June 15, 2000. The Company plans to adopt the new statement effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the new Statement will have a significant affect on earnings or the consolidated financial position of the Company.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company has not yet determined what effect, if any, the Statement will have on the financial statements of the Company.

                                CLINFORCE, INC.

                                 MARCH 16, 2001

3. PROPERTY AND EQUIPMENT

    Property and equipment at March 16, 2001 consist of the following:

Computer equipment..........................................  $ 270,311
Computer software...........................................    173,103
Office equipment............................................    123,152
Furniture and fixtures......................................    567,782
Leasehold improvements......................................    145,075
                                                              ---------
                                                              1,279,423
Less accumulated depreciation...............................   (878,007)
                                                              ---------
                                                              $ 401,416
                                                              =========

4. ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

    Accrued employee compensation and benefits at March 16, 2001 consist of the following:

Salaries....................................................  $  480,821
Bonuses.....................................................     595,120
Accrual for payroll taxes...................................     144,689
Accrual for vacation........................................     100,000
Accrual for benefits........................................      24,619
                                                              ----------
                                                              $1,345,249
                                                              ==========

5. COMMITMENTS AND CONTINGENCIES

    The Company has entered into non-cancelable operating lease agreements for the rental of space and equipment. Future minimum lease payments associated with these agreements are as follows:

YEAR ENDING DECEMBER 31:
------------------------------------------------------------
2001........................................................  $  359,245
2002........................................................     399,158
2003........................................................     396,144
2004........................................................     315,586
2005........................................................      57,402
Thereafter..................................................      23,712
                                                              ----------
                                                              $1,551,247
                                                              ==========

                                CLINFORCE, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Rent expense related to office facilities and equipment was approximately $95,373 for the period January 1, 2001 to March 16, 2001.

    The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

6. INCOME TAXES

    The Company has always been included in a consolidated return for United States federal tax reporting purposes. The income tax expense and deferred income taxes were calculated based on income from operations, and therefore are not necessarily indicative of amounts that would have been incurred by the Company had it operated as a stand-alone entity.

    The components of the income tax expense (benefit) are as follows for the period January 1 to March 16, 2001:

Current.....................................................  $291,051
Deferred....................................................   (75,625)
                                                              --------
                                                              $215,426
                                                              ========

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at March 16, 2001:

Deferred tax assets:
  Accrued expenses..........................................  $ 154,092
  Allowance for doubtful accounts...........................     61,653
                                                              ---------
                                                                215,745
Deferred tax liabilities:
  Goodwill amortization.....................................   (249,337)
  Depreciation..............................................   (133,054)
                                                              ---------
Net deferred taxes..........................................  $(166,646)
                                                              =========

    FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at March 16, 2001 is not necessary.

                                CLINFORCE, INC.

6. INCOME TAXES (CONTINUED)

    The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense is as follows at March 16, 2001:

Tax at U.S. statutory rate..................................  $197,467
State taxes, net of federal benefit.........................    25,551
Non-deductible items........................................     1,925
Other.......................................................    (9,517)
                                                              --------
                                                              $215,426
                                                              ========

7. CASH FLOW INFORMATION (UNAUDITED)

    Based on available information and management's best estimates, cash flows for the Company are as follows for the period January 1, 2001 to March 16, 2001:

Used in operating activities................................  $(224,336)
Used in investing activities................................    (32,523)
Provided by financing activities............................         --

                                  SCHEDULE II

                                  BALANCE AT   CHARGED TO                                           BALANCE AT
                                  BEGINNING    COSTS AND                               OTHER           END
DESCRIPTION                       OF PERIOD     EXPENSES    WRITEOFF'S   RECOVERIES   CHANGES       OF PERIOD
-----------                       ----------   ----------   ----------   ----------   --------      ----------
                                         VALUATION AND QUALIFYING ACCOUNTS (FOR CONTINUING OPERATIONS)
Allowance for Doubtful Accounts
Period July 30-December 31,
  1999..........................  $1,158,039   $  511,341   $(272,142)     $    --    $746,872(a)   $2,144,110
Year ended December 31, 2000....   2,144,110      432,973    (565,012)      75,676          --       2,087,747
Year ended December 31, 2001....   2,087,747    1,273,656    (989,037)          --      52,499(b)    2,424,865

------------------------

(a) --Allowance for doubtful accounts for receivables acquired in TravCorps acquisition.

(b) --Allowance for doubtful accounts for receivables acquired in ClinForce acquisition.