Form 10-K/A
period 2001-12-31
CROSS COUNTRY INC
filed 2002-04-23
CIK 1141103

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The penultimate "Risk Factor" of Part I, Item 1 of the Form 10-K for the fiscal year ended December 31, 2001 is hereby amended and restated in its entirety to read as follows:

"AN AGGREGATE OF APPROXIMATELY 635,107 RESTRICTED SHARES WILL BECOME ELIGIBLE FOR RESALE IN THE PUBLIC MARKET ON APRIL 23, 2002, 635,587 RESTRICTED SHARES WILL BECOME ELIGIBLE FOR RESALE IN THE PUBLIC MARKET ON MAY 20, 2002 AND 11,977,464 SHARES WILL BECOME ELIGIBLE FOR RESALE IN THE PUBLIC MARKET ON JUNE 19, 2002 AND FUTURE SALES OF THIS STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock. We and our officers, directors, CEP III, Morgan Stanley Private Equity, and CHEF Nominees Limited have agreed not to sell or transfer any shares of our common stock until June 19, 2002 without the consent of the underwriters' for our public offering commenced March 20, 2002. DB Capital Investors, L.P. and the Northwestern Mutual Life Insurance Company have agreed not to sell or transfer any shares of our common stock until May 20, 2002 without the consent of the underwriters' for our public offering commenced March 20, 2002. Substantially all of the other individuals holding shares of our common stock prior to our initial public offering, agreed not to sell or transfer any shares of our common stock until April 23, 2002 without the consent of the underwriters for our initial public offering. The underwriters may release these shares from the restrictions at any time.

    Furthermore, CEP III and investment funds managed by Morgan Stanley Private Equity each have demand rights to cause us to file, at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 35% of our outstanding common stock. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

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

    We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CROSS COUNTRY, INC.

                                                       By:  /s/ JOSEPH A. BOSHART
                                                            -----------------------------------------
                                                            Name: Joseph A. Boshart
                                                            Title: Chief Executive
                                                                 Officer and President

Dated: April 23, 2002