Form 10-Q
period 2002-03-31
CROSS COUNTRY INC
filed 2002-05-14
CIK 1141103

Use these links to rapidly review the document
CROSS COUNTRY, INC. INDEX FORM 10-Q MARCH 31, 2002
Exhibit Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2002

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                         to

Commission File Number 0-33169

CROSS COUNTRY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4066229 (IRS Employer Identification Number)
6551 Park of Commerce Blvd, N.W. Suite 200 Boca Raton, Florida (Address of principal executive offices)	33487 (Zip Code)

(561) 998-2232
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

The Registrant had outstanding 32,244,663 shares of Common Stock, par value $.0001 per share, as of April 30, 2002.

CROSS COUNTRY, INC.

INDEX

FORM 10-Q

MARCH 31, 2002

 ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country, Inc.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash	$868	$2,736
Accounts receivable, net	95,276	87,415
Assets from discontinued operations, net	4,851	3,948
Other current assets	13,514	14,996

Total current assets	114,509	109,095
Property and equipment, net	9,182	8,037
Goodwill, net	225,354	218,749
Trademarks, net	15,749	15,399
Other identifiable intangible assets, net	9,159	9,308
Other assets	1,428	1,392

Total assets	$375,381	$361,980

Current liabilities:
Accounts payable and accrued expenses	$4,328	$3,172
Accrued employee compensation and benefits	30,921	26,930
Current portion of long-term debt	6,058	2,425
Note payable	820	1,365
Liabilities from discontinued operations	163	174
Income taxes payable	2,651	—
Other current liabilities	2,979	1,832

Total current liabilities	47,920	35,898
Interest rate swap	1,919	2,509
Deferred income taxes	8,800	8,570
Long-term debt	39,192	45,076

Total liabilities	97,831	92,053
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	258,408	258,152
Other stockholder's equity	19,139	11,772

Total stockholders' equity	277,550	269,927

Total liabilities and stockholders' equity	$375,381	$361,980

See accompanying notes to the condensed consolidated financial statements

Cross Country, Inc.
Condensed Consolidated Statement of Operations
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenue from services	$154,861	$103,872
Operating expenses:
Direct operating expenses	117,156	79,002
Selling, general and administrative expenses	21,766	13,993
Bad debt expense	285	420
Depreciation	695	505
Amortization	770	3,546
Non-recurring secondary offering costs	1,008	—

Total operating expenses	141,680	97,466

Income from operations	13,181	6,406
Other expenses:
Interest expense, net	1,147	4,008

Income before income taxes and discontinued operations	12,034	2,398
Income tax expense	(4,799)	(1,181)

Income before discontinued operations	7,235	1,217
Discontinued operations	(238)	(1,208)

Net income	$6,997	$9

Net income/(loss) per common share—basic:
Income before discontinued operations	$0.23	$0.05
Discontinued operations	(0.01)	(0.05)

Net income	$0.22	$0.00

Net income/(loss) per common share—diluted:
Income before discontinued operations	$0.22	$0.05
Discontinued operations	(0.01)	(0.05)

Net income	$0.21	$0.00

Weighted average common shares outstanding-basic	32,231	23,205
Weighted average common shares outstanding-diluted	33,995	23,205

See accompanying notes to the condensed consolidated financial statements.

Cross Country, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net income	$6,997	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	770	3,546
Depreciation	695	505
Bad debt expense	285	420
Cumulative interest due at maturity	—	1,033
Estimated loss of disposal of discontinued operations	—	623
Changes in operating assets and liabilities:
Accounts receivable	(4,547)	(695)
Prepaid rent, deposits, and other current assets	1,927	(229)
Accounts payable and accrued expenses	4,156	(1,916)
Net assets/liabilities from discontinued operations	(913)	552
Other current liabilities	4,368	738

Net cash provided by operating activities	13,738	4,586
Investing activities
Acquisitions	(11,000)	(31,394)
Purchase of property and equipment	(1,685)	(820)
Other investing activities	(3)	32

Net cash used in investing activities	(12,688)	(32,182)
Financing activities
Repayment of debt	(26,353)	(14,922)
Proceeds from issuance of debt	23,750	43,500
Repayment of note payable	(546)	—
Other financing activities	231	(982)

Net cash (used in) provided by financing activities	(2,918)	27,596
Change in cash	(1,868)	—
Cash at beginning of period	2,736	—

Cash at end of period	$868	$—

See accompanying notes to the condensed consolidated financial statements

 CROSS COUNTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country, Inc. and its wholly-owned direct and indirect subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2. RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period's presentation.

3. EARNINGS PER SHARE

In accordance with the requirements of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive. Such shares amounted to 38,475 and 3,102,092 at March 31, 2002, and March 31, 2001, respectively. Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three months ended March 31, 2002, and March 31, 2001 were 1,763,310, and 0, respectively.

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and FASB Statement No. 142, Goodwill and Other Intangible Assets. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001. The Company adopted the provisions of FASB Statement No. 141 as of January 1, 2002.

FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The Company adopted the provisions of FASB Statement No. 142 as of January 1, 2002. The Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the first quarter of 2001. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002.

As of March 31, 2002 and December 31, 2001, the Company had the following acquired intangible assets:

	March 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Unaudited, amounts in thousands)			(Amounts in thousands)
Intangible assets subject to amortization:
Database	$11,445	$5,959	$5,486	$11,350	$5,382	$5,968
Hospital relations	3,989	612	3,377	3,820	549	3,271
Non-compete agreements	503	207	296	253	184	69

Total	$15,937	$6,778	$9,159	$15,423	$6,115	$9,308

Intangible assets not subject to amortization:
Goodwill	$246,227	$20,873	$225,354	$239,622	$20,873	$218,749
Trademarks	17,150	1,401	15,749	16,800	1,401	15,399

Total	$263,377	$22,274	$241,103	$256,422	$22,274	$234,148

Aggregate amortization expense for intangible assets subject to amortization was $0.7 million for the three months ended March 31, 2002 and March 31, 2001. Estimated annual amortization for the years ended December 31, 2002 through December 31, 2006 is $2.7 million, $2.6 million, $0.9 million, $0.8 million, and $0.7 million, respectively.

As of March 31, 2002 and December 31, 2001, the Company had unamortized goodwill of $225.4 million and $218.7 million, respectively. The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2002, are as follows:

	Healthcare Staffing Segment	Other Human Capital Management Services Segment	Total
	(Unaudited, amounts in thousands)
Balance as of January 1, 2002	$200,873	$17,876	$218,749
Goodwill acquired	4,494	611	5,105
Earnout paid to Heritage	—	1,500	1,500

Balance as of March 31, 2002	$205,367	$19,987	$225,354

The following reconciliation adjusts net income for amortization expense related to goodwill that is no longer amortized under the provisions of FASB Statement No. 142:

Three Months Ended March 31, 2001
(Unaudited, amounts in thousands, except per share data)
Net income	$9
Goodwill amortization, net of tax	1,608
Trademark amortization, net of tax	150

Adjusted net income	$1,767

Basic and diluted earnings per share:
Net income	$0.00
Goodwill amortization	0.07
Trademark amoritzation	0.01

Adjusted net income	$0.08

5. ACQUISITIONS

In January 2002, the Company acquired substantially all of the assets of NovaPro, the healthcare staffing division of HRLogic Holdings, Inc., a professional employer organization, for approximately $7.1 million in cash and a post-closing adjustment of approximately $0.5 million. Approximately $4.5 million was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142. NovaPro targets nurses seeking more customized benefits packages.

In March 2002, the Company acquired all of the outstanding stock of Jennings, Ryan & Kolb, Inc. (JRK), a healthcare management consulting company, for approximately $1.8 million in cash and the assumption of $0.3 million in debt. In addition, the agreement provides for potential earnout payments of approximately $1.8 million. Approximately $0.6 million was allocated to goodwill which is not subject to amortization under the provisions of FASB Statement No, 142. Both acquisitions were accounted for in accordance with FASB Statement No. 141 and, accordingly, their results of operations have been included in the condensed consolidated statement of operations from their respective dates of acquisition.

6. DISPOSAL OF BUSINESS

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of FASB Statement No. 144 as of January 1, 2002.

In March 2002, the Company committed itself to a formal plan to dispose of its subsidiary, E-Staff, Inc. (E-Staff), through a sale of this business in 2002. E-Staff was previously included in the Company's other human capital management services segment. E-Staff is an application service provider that has developed an internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. The Company is not a software vendor, and prospective E-Staff clients were concerned about the risk of placing their health care employees names and credentials on servers owned or controlled by one of the nation's largest health care staffing companies. Therefore, the Company has decided to sell this subsidiary. Pursuant to FASB Statement No. 144, the condensed consolidated financial statements of the Company have been reclassified to reflect the discontinuance of E-Staff. Accordingly the revenue, costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the accompanying condensed consolidated balances sheets and statements of operations.

Discontinued operations during the three months ended March 31, 2001 included E-Staff results as well as HospitalHub. E-Staff operations generated a loss of $0.1 million for the three months ended March 31, 2001. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001. At that time, under APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, an estimated loss from the sale was recorded. During the three months ended March 31, 2001, the Company recorded $1.1 million of additional estimated losses on the sale of HospitalHub.

7. NON-RECURRING SECONDARY OFFERING COSTS

In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Estimated costs associated with this secondary offering have been expensed as non-recurring secondary offering costs and approximated $1.0 million, pretax, for the three months ended March 31, 2002.

8. COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Comprehensive Income, which requires that an enterprise: 1) classify items of other comprehensive income by their nature in the financial statements; and b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company recorded the fair value of the interest rate swap transaction, which resulted in an increase in consolidated stockholder's equity of approximately $0.4 million and a decrease in consolidated stockholder's equity of approximately $0.9 million at March 31, 2002 and March 31, 2001, respectively. There are no other components of comprehensive income or loss other than the Company's consolidated net income and the accumulated derivative loss during the three months ended March 31, 2002 and March 31, 2001.

9. INTEREST RATE SWAP

The Company is party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.71%, effective January 1, 2001, plus the applicable margin. The swap matures in February 2003. In accordance with FASB Statement No. 133, the Company has recorded the fair value of this instrument as a liability of $1.9 million and $2.5 million, on the condensed consolidated balance sheets, at March 31, 2002 and December 31, 2001, respectively.

10. DEBT

The Company's debt is comprised of a revolving credit facility of up to $30.0 million, including a swing-line sub -facility of $7.0 million and a letter of credit sub-facility of $10.0 million, and a $45.0 million term loan facility. The revolving credit facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2002 through 2005. The unused credit facility balance as of March 31, 2002 was $23.7 million.

11. SEGMENT DATA

Information on operating segments and a reconciliation to income before income taxes and discontinued operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Revenue from services:
Healthcare Staffing	$143,634	$96,269
Other Human Capital Management Services	11,227	7,603

	$154,861	$103,872

Contribution income:
Healthcare Staffing	$20,550	$14,309
Other Human Capital Management Services	1,534	1,392
Unallocated corporate overhead	(6,430)	(5,244)

EBITDA	15,654	10,457
Interest expense	1,147	4,008
Depreciation and amortization	1,465	4,051
Non-recurring secondary offering costs	1,008	—

Income before income taxes and discontinued operations	$12,034	$2,398

Contribution income is defined as earnings before interest, taxes, depreciation, amortization and expenses not specifically identified to a reporting segment. EBITDA is defined as income before interest, income taxes, depreciation, amortization and non-recurring secondary offering costs. EBITDA and contribution income are not measures of financial performance under generally accepted accounting principles and are used by management when assessing segment performance.

12. CONTINGENCIES

The Company is liable for contingent payments of approximately $12.0 million relating to its acquisitions of E-Staff, Heritage, Gill/Balsano, and JRK. Each of these contingent payments are either based on profitability measures as defined by their respective purchase agreements (earnout payments), or a development milestone. Upon payment, the amounts will be allocated to goodwill as additional purchase price. During the three months ended March 31, 2002, the Company paid $1.5 million in earnout payments for Heritage in accordance with its purchase agreement. Additionally, the Company paid $0.5 million to the seller of E-Staff based on a defined development milestone which was achieved, in accordance with its purchase agreement, during the three months ended March 31, 2002. This amount is included in assets from discontinued operations, net, at March 31, 2002.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the Condensed Consolidated Financial Statements and Notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10K as filed for the year ended December 31, 2001 and is intended to assist the reader in understanding the financial results and condition of the Company.

The following table summarizes, for the periods indicated, selected statement of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2002	2001
Revenue from services	100.0%	100.0%
Direct operating expenses	75.6	76.0
Selling, general and administrative expenses	14.1	13.5
Bad debt expense	0.2	0.4

EBITDA (a)	10.1	10.1
Depreciation & amortization	0.9	3.9
Non-recurring secondary offering costs	0.7	0.0

Income from operations	8.5	6.2
Interest expense, net	0.7	3.9

Income before income taxes and discontinued operations	7.8	2.3
Income tax expense	(3.1)	(1.1)

Income before discontinued operations	4.7	1.2
Discontinued operations	(0.2)	(1.2)

Net income	4.5%	0.0%

(a)
We define EBITDA as income before interest, income taxes, depreciation, amortization and non-recurring secondary offering costs. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles.    Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

SEGMENT INFORMATION

	Three Months Ended March 31,
	2002	2001
	(Unaudited, amounts in thousands)
Revenue from services:
Healthcare Staffing	$143,634	$96,269
Other Human Capital Management Services	11,227	7,603

	$154,861	$103,872

Contribution income (a):
Healthcare Staffing	$20,550	$14,309
Other Human Capital Management Services	1,534	1,392
Unallocated corporate overhead	(6,430)	(5,244)

EBITDA	$15,654	$10,457

(a)
We define contribution income as earning before interest, income taxes, depreciation, amortization and expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing segment performance.

RESULTS OF OPERATIONS—Three months ended March 31, 2002 compared to three months ended March 31, 2001

REVENUE FROM SERVICES increased $51.0 million or 49.1% to $154.9 million for the three months ended March 31, 2002 as compared to $103.9 million for the three months ended March 31, 2001. Approximately 73% of the revenue growth was organic with the remainder coming from acquisitions. Revenue from ClinForce, NovaPro, Inc. (NovaPro) and Jennings Ryan & Kolb, Inc. (JRK) which were acquired in March 2001, January 2002, and March 2002, respectively, totaled $15.4 million for the three months ended March 31, 2002 and $1.5 million for the three months ended March 31, 2001. Excluding the effects of these acquisitions, revenue increased $37.1 million, or 36.3%. This increase is primarily from the organic growth in our healthcare staffing business segment.

Revenue from our healthcare staffing business segment for the three months ended March 31, 2002 totaled $143.6 million as compared to $96.3 million for the three months ended March 31, 2001. Approximately 74% of the revenue growth was organic with the remainder coming from acquisitions. Revenue from the Clinforce and NovaPro acquisitions, totaled $13.9 million and $1.5 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Excluding the effects of these acquisitions, revenue increased $35.0 million or 36.9%. This increase is primarily due to an increase in the average number of travel nursing and travel allied health field employees contributing $18 million, an increase in the average hourly bill rate, contributing $16 million, and the remainder due to a higher staffing contract mix. The average number of FTEs on contract increased 30% from the prior year. The average hourly bill rate increased primarily as a result of bill rate increases and, to a lesser extent, an increase in the percentage of nurses working under staffing rather than mobile contracts. Staffing contracts, where the traveler is on our payroll, accounted for 99% of our volume in the first quarter of 2002, up one percentage point versus the prior year. For the three months ended March 31, 2002,

86.3% of healthcare staffing revenue was generated by nurse staffing operations and 13.7% was generated by other operations. For the three month period ending March 31, 2001, 90.8% of healthcare staffing revenue was generated from nursing operations and 9.2% was generated by other operations. This shift is primarily a result of the Company's expansion of healthcare staffing services into the clinical trials sector through its acquisition of Clinforce.

Revenue from other human capital management services increased $3.6 million, or 47.7%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Excluding revenue from the JRK and Gil Balsano acquisitions, other human capital management services revenue increased $2.1 million or 27.9% for the three month period ending March 31, 2002 compared to the three month period ending March 31, 2001, reflecting increased business in educational and consulting services. The number of seminars conducted in 2002 increased approximately 20%.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $117.2 million for the three months ended March 31, 2002 as compared to $79.0 million for the three months ended March 31, 2001. As a percentage of revenue, direct operating expenses represented 75.6% of revenue for the three months ended March 31, 2002 as compared to 76.0% of revenue for the three months ended March 31, 2001. The decrease in direct operating expenses as a percent of revenue was mostly attributable to the lower direct operating expenses as a percent of revenue from the ClinForce acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $21.8 million for the three months ended March 31, 2002 as compared to $14.0 million for the three months ended March 31, 2001. As a percentage of revenue, selling, general and administrative expenses were 14.1% and 13.5% for the three months ended March 31, 2002 and 2001, respectively. This increase is primarily due to our acquisitions of Clinforce, NovaPro and JRK which, due to the nature of the businesses, operate with higher selling, general and administrative costs as a percentage of revenue. Excluding the effect of acquisitions, selling, general and administrative expenses decreased as a percentage of revenues by approximately 0.6%.

BAD DEBT EXPENSE totaled $0.3 million for the three months ended March 31, 2002 as compared to $0.4 million for the three months ended March 31, 2001. As a percentage of revenue, bad debt expense represented 0.2% of revenue for the three months ended March 31, 2002 as compared with 0.4% for the three months ended March 31, 2001.

EBITDA, as a result of the above, totaled $15.7 million for the three months ended March 31, 2002 as compared to $10.5 million for the three months ended March 31, 2001. As a percentage of revenue, EBITDA represented 10.1% of revenue for the three months ended March 31, 2002 and 2001.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.5 million for the three months ended March 31, 2002 as compared to $4.1 million for the three months ended March 31, 2001. As a percentage of revenue, depreciation and amortization expense declined to 0.9% of revenue for the three months ended March 31, 2002 as compared to 3.9% for the three months ended March 31, 2001. This decrease was primarily due to a decrease in amortization of intangibles due to the adoption of FASB Statement No. 142 and the writeoff of $6.4 million of debt issuance costs in October 2001. We adopted FASB Statement No. 142 in January 2002. The accounting standard promulgates that goodwill and certain intangible assets, that have indefinite lives should not be amortized. Instead, goodwill and certain intangible assets are reviewed annually, for impairment. During the first quarter of 2002, we determined that no impairment charges were necessary as of January 1, 2002 or for the three months ended March 31, 2002.

NON-RECURRING SECONDARY OFFERING COSTS for the three months ended March 31, 2002 were $1.0 million, all relating to estimated expenses incurred as a result of our secondary offering in

March 2002. We did not receive any proceeds in this offering and accordingly, did not capitalize any of the associated expenses.

NET INTEREST EXPENSE totaled $1.1 million for the three months ended March 31, 2002 as compared to $4.0 million for the three months ended March 31, 2001. This decrease was primarily due to our repayment of $134.5 in debt using the proceeds from our initial public offering in October 2001. Additionally, our effective interest rate on debt decreased from 9.86% for the three months ended March 31, 2001 to 9.68% for the three months ended March 31, 2002.

INCOME TAX EXPENSE totaled $4.8 million for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. The effective tax rate was 39.9% for the three months ended March 31, 2002 compared with 49.3% for the three month period ended March 31, 2001.     The tax rate has been impacted by our adoption of FASB Statement No. 142. Certain non-tax deductible intangible assets which were being amortized during the three months ended March 31, 2001 were not amortized during the three months ended March 31, 2002. The tax treatment of these intangible assets remained the same. Accordingly, the effective tax rate is lower in the first quarter of 2002.

DISCONTINUED OPERATIONS for the three months ended March 31, 2002 generated a loss of $0.2 million. This included the results of our operations relating to the development of our E-Staff technology, a web-enabling scheduling business. Effective March 31, 2002, we made the decision to pursue a sale of this business. Accordingly, the Company has adopted FASB Statement No. 144. Pursuant to FASB Statement No. 144, the condensed consolidated financial statements have been reclassified to reflect the discontinuance of E-Staff.

Discontinued operations during the three months ended March 31, 2001 included the E-Staff results as well as HospitalHub. E-Staff operations generated a loss of $0.1 million. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001. At that time, under APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, an estimated loss from the sale was recorded. During the three months ended March 31, 2001, we recorded $1.1 million of additional estimated losses on the sale of HospitalHub.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had a current ratio, the amount of current assets divided by current liabilities, of 2.4. Working capital decreased $6.6 million. The decrease in working capital was primarily attributable to an increase in accounts payable and accrued expenses and was partially offset by an increase in accounts receivable.    The increase in accounts payable and accrued expenses was due to timing of payroll cycles. Although accounts receivable increased, days sales outstanding decreased to 56 days from 64 days at December 31, 2001. This improvement was due to improved collections and a higher accounts receivable balance at year end.

Cash provided by operating activities for the three months ended March 31, 2002 increased $9.1 million to $13.7 million compared to $4.6 million for the three months ended March 31, 2001. This increase is primarily due to an increase in net income before non-cash charges and a decrease in working capital as described above.

Investing activities totaled $12.7 million for the three months ended March 31, 2002, primarily attributable to the current year acquisitions. NovaPro and JRK were acquired in the three months ended March 31, 2002 using cash of $9.5 million. The remainder of cash used was for earnout payments relating to previous acquisitions.

Net cash used in financing activities for the three months ending March 31, 2002 totaled $2.9 million, primarily used to repay borrowings with cash generated by operations. Net cash provided by financing activities for the three months ended March 31, 2001 totaled $27.6 million and was primarily from net proceeds from the issuance of debt.

Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service from a combination of operating cash flows and funds available under the credit facility.

Our credit facility is provided by a lending syndicate. It is comprised of (i) a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million and a letter of credit sub-facility of $10.0 million, and (ii) a $45.0 million term loan facility. The terms of the amended credit facility include customary covenants and events of defaults. The revolving facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2001 through 2005.

Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins, which are determined by the amended credit facility. As of March 31, 2002, the weighted average effective interest rate under the amended credit facility was 9.09%. We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility. As of March 31, 2002 we had availability under our revolving credit facility of $23.7 million.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2001, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

  •
  We have recorded goodwill and intangibles resulting from our acquisitions through March 31, 2002. Through December 31, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 4.5 to 25 years. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and have performed an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of FASB Statement No. 142. The results of the analysis indicated no impairment of goodwill or other indefinite lived intangible assets. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

  •
  We maintain an accrual for our health, workers compensation and professional liability that are partially self-insured and are classified in accrued employee compensation and benefits in our condensed consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

  •
  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonable likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

INTEREST RATE SWAP

We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. We are party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.71%, effective January 1, 2001, plus the applicable margin. The swap matures in February 2003. In accordance with FASB Statement No. 133, the Company has recorded the fair value of this instrument, as a liability of $1.9 million, separately stated on the condensed consolidated balance sheets.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients' ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption "RISK FACTORS" in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  See Exhibit Index immediately following signature pages

  b)
  Form 8-Ks have been filed pursuant to Item 5, Other Events and Regulation FD disclosures, on the following dates: January 4, 2002, February 21, 2002, March 1, 2002, March 13, 2002, and March 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY, INC.
By:	/s/ EMIL HENSEL Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
By:	/s/ DANIEL LEWIS Daniel Lewis Corporate Controller (Principal Accounting Officer)
Date: May 13, 2002

Exhibit Index

No.	Description
10.1	Employment Agreement between Kevin Conlin and the Company
10.2	Employment Agreement between Annette Gardner and the Company