Form 10-Q
period 2002-06-30
CROSS COUNTRY INC
filed 2002-08-13
CIK 1141103

Use these links to rapidly review the document
CROSS COUNTRY, INC. INDEX FORM 10-Q JUNE 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                          to

Commission file number 0-33169

CROSS COUNTRY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-4066229 (I.R.S. Employer Identification Number)
6551 Park of Commerce Blvd, N.W. Suite 200 Boca Raton, Florida (Address of principal executive offices)	33487 (Zip Code)

(561) 998-2232
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

The Registrant had outstanding 32,545,992 shares of Common Stock, par value $.0001 per share, as of July 31, 2002.

CROSS COUNTRY, INC.

INDEX

FORM 10-Q

JUNE 30, 2002

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash	$17,359	$2,736
Accounts receivable, net	93,008	87,415
Assets from discontinued operations, net	4,881	3,948
Other current assets	12,477	14,996

Total current assets	127,725	109,095
Property and equipment, net	10,534	8,037
Goodwill, net	226,018	218,749
Trademarks, net	15,749	15,399
Other identifiable intangible assets, net	8,467	9,308
Other assets	1,363	1,392

Total assets	$389,856	$361,980

Current liabilities:
Accounts payable and accrued expenses	$3,506	$3,172
Accrued employee compensation and benefits	31,408	26,930
Current portion of long-term debt	9,608	2,425
Note payable	273	1,365
Income taxes payable	5,416	—
Liabilities from discontinued operations, net	174	174
Other current liabilities	2,668	1,832

Total current liabilities	53,053	35,898
Interest rate swap	1,505	2,509
Deferred income taxes	8,962	8,570
Long-term debt	35,620	45,076

Total liabilities	99,140	92,053
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	263,282	258,152
Other stockholders' equity	27,431	11,772

Total stockholders' equity	290,716	269,927

Total liabilities and stockholders' equity	$389,856	$361,980

See accompanying notes to the condensed consolidated financial statements

Cross Country, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue from services	$155,977	$118,835	$310,838	$222,707
Operating expenses:
Direct operating expenses	115,849	88,097	233,005	167,099
Selling, general and administrative expenses	23,775	17,083	45,541	31,076
Bad debt expense	74	442	359	862
Depreciation	740	631	1,435	1,136
Amortization	785	3,856	1,555	7,402
Non-recurring secondary offering costs	—	—	1,008	—

Total operating expenses	141,223	110,109	282,903	207,575

Income from operations	14,754	8,726	27,935	15,132
Other expenses:
Interest expense, net	1,009	4,524	2,156	8,532

Income before income taxes and discontinued operations	13,745	4,202	25,779	6,600
Income tax expense	(5,292)	(1,869)	(10,091)	(3,050)

Income before discontinued operations	8,453	2,333	15,688	3,550
Discontinued operations	(421)	332	(659)	(876)

Net income	$8,032	$2,665	$15,029	$2,674

Net income/(loss) per common share-basic:
Income before discontinued operations	$0.26	$0.10	$0.49	$0.16
Discontinued operations	(0.01)	0.01	(0.02)	(0.04)

Net income	$0.25	$0.11	$0.47	$0.12

Net income/(loss) per common share-diluted:
Income before discontinued operations	$0.25	$0.10	$0.46	$0.16
Discontinued operations	(0.01)	0.01	(0.02)	(0.04)

Net income	$0.24	$0.11	$0.44	$0.12

Weighted average common shares outstanding-basic	32,400	23,206	32,316	23,206
Weighted average common shares outstanding-diluted	34,000	23,206	33,998	23,206

See accompanying notes to the condensed consolidated financial statements

Cross Country, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net income	$15,029	$2,674
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,555	7,402
Depreciation	1,435	1,136
Bad debt expense	359	862
Cumulative interest due at maturity	—	2,096
Estimated loss on disposal of discontinued operations	—	544
Changes in operating assets and liabilities:
Accounts receivable	(2,353)	(2,348)
Prepaid rent, deposits, and other current assets	2,966	(1,337)
Accounts payable and accrued expenses	4,398	1,916
Net liabilities from discontinued operations	(932)	(1,651)
Other current liabilities	8,266	711

Net cash provided by operating activities	30,723	12,005
Investing activities
Acquisitions and earnout payments	(11,664)	(33,460)
Purchase of property and equipment	(3,777)	(1,841)
Other investing activities	(3)	(13)

Net cash used in investing activities	(15,444)	(35,314)
Financing activities
Repayment of debt and note payable	(27,470)	(63,068)
Proceeds from issuance of debt	23,750	87,350
Exercise of stock options	3,297	9
Other financing activities	(233)	(982)

Net cash (used in) provided by financing activities	(656)	23,309
Change in cash	14,623	—
Cash at beginning of period	2,736	—

Cash at end of period	$17,359	$—

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

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period's presentation.

3. EARNINGS PER SHARE

In accordance with the requirements of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive. Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and six month periods ended June 30, 2002, were 1,600,346, and 1,681,828, respectively. There were no incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and six month periods ended June 30, 2001.

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001. The Company adopted the provisions of FASB Statement No. 141 as of January 1, 2002.

FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The Company adopted the provisions of FASB Statement No. 142 as of January 1, 2002. Accordingly, the Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the first quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of

January 1, 2002. As of June 30, 2002 and December 31, 2001, the Company had the following acquired intangible assets:

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Unaudited, amounts in thousands)			(Amounts in thousands)
Intangible assets subject to amortization:
Database	$11,445	$6,537	$4,908	$11,350	$5,382	$5,968
Hospital relations	3,989	681	3,308	3,820	549	3,271
Non-compete agreements	503	252	251	253	184	69

	$15,937	$7,470	$8,467	$15,423	$6,115	$9,308

Intangible assets not subject to amortization:
Goodwill	$246,891	$20,873	$226,018	$239,622	$20,873	$218,749
Trademarks	17,150	1,401	15,749	16,800	1,401	15,399

	$264,041	$22,274	$241,767	$256,422	$22,274	$234,148

Aggregate amortization expense for intangible assets subject to amortization was $0.7 million and $0.6 million for the three month periods ended June 30, 2002 and 2001, respectively, and $1.4 million and $1.3 million for the six month periods ended June 30, 2002 and 2001, respectively. Estimated annual amortization for the years ended December 31, 2002 through December 31, 2006 are $2.7 million, $2.6 million, $0.9 million, $0.7 million, and $0.7 million, respectively.

As of June 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $226.0 million and $218.7 million, respectively. The changes in the carrying amount of goodwill by segment for the six month period ended June 30, 2002 are as follows:

	Healthcare Staffing Segment	Other Human Capital Management Services Segment	Total
	(Unaudited, amounts in thousands)
Balance as of January 1, 2002	$200,873	$17,876	$218,749
Goodwill acquired	4,573	697	5,270
Earnout paid to Heritage	—	1,500	1,500
Earnout paid to Gill/Balsano	—	499	499

Balance as of June 30, 2002	$205,446	$20,572	$226,018

The following reconciliation adjusts net income for amortization expense related to goodwill that is no longer amortized under the provisions of FASB Statement No. 142:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
(Unaudited, amounts in thousands, except per share data)
Net income	$2,665	$2,674
Goodwill amortization, net of tax	1,677	3,285
Trademark amortization, net of tax	102	194

Adjusted net income	$4,444	$6,153

Basic and diluted earnings per share:
Net income	$0.11	$0.12
Goodwill amortization	0.07	0.14
Trademark amoritzation	0.01	0.01

Adjusted net income	$0.19	$0.27

Basic	23,206	23,206
Diluted	23,206	23,206

5. ACQUISITIONS

In January 2002, the Company acquired substantially all of the assets of NovaPro, Inc. (NovaPro), the healthcare staffing division of HRLogic Holdings, Inc., a professional employer organization, for approximately $7.1 million in cash and a post-closing adjustment of approximately $0.5 million. Approximately $4.6 million was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142. NovaPro targets nurses seeking more customized benefits packages.

In March 2002, the Company acquired all of the outstanding stock of Jennings, Ryan & Kolb, Inc. (JRK), a healthcare management consulting company, for approximately $1.8 million in cash and the assumption of $0.3 million in debt. In addition, the agreement provides for potential earnout payments of approximately $1.8 million. Approximately $0.7 million was allocated to goodwill which is not subject to amortization under the provisions of FASB Statement No. 142.

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

In March 2002, the Company committed itself to a formal plan to dispose of its subsidiary, E-Staff, Inc. (E-Staff) through a sale of this business in 2002. E-Staff was previously included in the Company's other human capital management services segment. E-Staff is an application service provider that has developed an internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. The Company is not a software vendor, and prospective E-Staff clients are concerned about placing their health care employees names and credentials on servers owned or controlled by one of the nation's largest health care staffing companies. Accordingly, the Company has decided to sell this subsidiary. Pursuant to FASB Statement No. 144, the condensed consolidated financial statements of the Company have been reclassified to reflect the discontinuance of E-Staff. Accordingly the costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations.

Discontinued operations during the three and six month periods ended June 30, 2001 included E-Staff results, as well as HospitalHub. E-Staff operations generated a loss of $0.2 million and $0.3 million for the three and six month periods ended June 30, 2001, respectively. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001. Under APB Opinion No. 30, an estimated gain of $0.5 million and a loss of $0.6 million from the sale of HospitalHub was recorded during the three and six month periods ended June 30, 2001, respectively.

7. NON-RECURRING SECONDARY OFFERING COSTS

In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Estimated costs associated with this secondary offering have been expensed as non-recurring secondary offering costs and approximated $1.0 million, pretax, for the six month period ended June 30, 2002.

8. INTEREST RATE SWAP

The Company is party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under the credit facility at 6.71%, effective January 1, 2001, plus the applicable margin. The swap matures in February 2003. In accordance with FASB Statement No. 133, the Company recorded the fair value of this instrument as a liability of $1.5 million and $2.5 million, on the condensed consolidated balance sheets, at June 30, 2002 and December 31, 2001, respectively.

9. COMPREHENSIVE INCOME

The Company has adopted FASB Statement No. 130, Comprehensive Income, which requires that an enterprise: 1) classify items of other comprehensive income by their nature in the financial statements; and b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company recorded the fair value of the interest rate swap transaction, which resulted in other comprehensive income of $0.3 million and $0 for the three month periods ended June 30, 2002 and 2001, respectively. Other comprehensive income increased $0.6 million and decreased $0.9 million for the six month periods ended June 30, 2002 and 2001, respectively, relating to the interest rate swap transaction. There are no other components of comprehensive income or loss other than the Company's consolidated net income and the accumulated derivative loss during the three and six month periods ended June 30, 2002 and 2001.

10. DEBT

The Company's debt is comprised of a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million, a letter of credit sub-facility of $10.0 million and a $45.0 million term loan facility. The revolving credit facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2002 through 2005. The unused credit facility balance as of June 30, 2002 was $23.7 million.

11. SEGMENT DATA

Information on operating segments and a reconciliation to income before income taxes and discontinued operations for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenue from services:
Healthcare staffing	$142,767	$109,484	$286,401	$205,753
Other human capital management services	13,210	9,351	24,437	16,954

	$155,977	$118,835	$310,838	$222,707

Contribution income:
Healthcare staffing	$19,586	$16,161	$39,489	$30,083
Other human capital management services	2,149	1,394	3,683	2,786
Unallocated corporate overhead	(5,456)	(4,342)	(11,239)	(9,199)

EBITDA	16,279	13,213	31,933	23,670
Interest expense	1,009	4,524	2,156	8,532
Depreciation and amortization	1,525	4,487	2,990	8,538
Non-recurring secondary offering costs	—	—	1,008	—

Income before income taxes and discontinued operations	$13,745	$4,202	$25,779	$6,600

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

During the three month period ended June 30, 2002, the Company refined its methodology for allocating corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Certain prior year segment data has been reclassified to reflect this improvement in the allocation methodology. This change in allocation of overhead does not impact prior year consolidated financial statements. Additionally, E-Staff which was previously included in other human capital management services has been included in discontinued operations.

12. CONTINGENCIES

The Company is contingently liable for payments of approximately $11.5 million relating to its acquisitions of E-Staff, Heritage, Gill/Balsano Consulting, L.L.C. (Gill/Balsano), and JRK. Each of these contingent payments are either based on profitability measures as defined by their respective purchase agreements (earnout payments), or a development milestone as it relates to the E-Staff technology. Upon payment, the amounts are allocated to goodwill as additional purchase price. During the six month period ended June 30, 2002, the Company paid $0.5 million and $1.5 million in earnout payments for Gill/Balsano and Heritage Professional Education, LLC, respectively, in accordance with their purchase agreements. Additionally, the Company paid $0.5 million to the seller of E-Staff based on a defined development milestone, which was achieved in accordance with its purchase agreement, during the six month period ended June 30, 2002. This amount is included in assets from discontinued operations, net, at June 30, 2002.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the Condensed Consolidated Financial Statements and Notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10K, filed for the year ended December 31, 2001, and is intended to assist the reader in understanding the financial results and condition of the Company.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue from services	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	74.3	74.1	75.0	75.0
Selling, general and administrative expenses	15.2	14.4	14.6	14.0
Bad debt expense	0.1	0.4	0.1	0.4

EBITDA (a)	10.4	11.1	10.3	10.6
Depreciation and amortization	1.0	3.8	1.0	3.8
Non-recurring secondary offering costs	—	—	0.3	—

Income from operations	9.4	7.3	9.0	6.8
Interest expense, net	0.6	3.8	0.7	3.8

Income before income taxes and discontinued operations	8.8	3.5	8.3	3.0
Income tax expense	(3.4)	(1.6)	(3.3)	(1.4)

Income before discontinued operations	5.4	1.9	5.0	1.6
Discontinued operations	(0.2)	0.3	(0.2)	(0.4)

Net income	5.2%	2.2%	4.8%	1.2%

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

SEGMENT DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenue from services:
Healthcare staffing	$142,767	$109,484	$286,401	$205,753
Other human capital management services	13,210	9,351	24,437	16,954

	$155,977	$118,835	$310,838	$222,707

Contribution income (a):
Healthcare staffing	$19,586	$16,161	$39,489	$30,083
Other human capital management services	2,149	1,394	3,683	2,786
Unallocated corporate overhead	(5,456)	(4,342)	(11,239)	(9,199)

EBITDA	$16,279	$13,213	$31,933	$23,670

(a)
We define contribution income as earnings before interest, income taxes, depreciation, amortization, and expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing performance.

  During the three month period ended June 30, 2002, the Company refined its methodology for allocating corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Certain prior year segment data has been reclassified to reflect this improvement in the allocation methodology. This change in the allocation of overhead expenses does not impact prior year consolidated financial statements. Additionally, E-Staff which was previously include in other human capital management services has been included in discontinued operations.

RESULTS OF OPERATIONS—Three months ended June 30, 2002 compared to three months ended June 30, 2001

REVENUE FROM SERVICES increased $37.1 million or 31.3% to $156.0 million for the three months ended June 30, 2002 as compared to $118.8 million for the three months ended June 30, 2001. Approximately 82% of the revenue growth was organic with the remainder coming from acquisitions. Revenue from NovaPro and JRK which were acquired January 2002, and March 2002, respectively, totaled $6.8 million for the three months ended June 30, 2002. Excluding the effects of these acquisitions, revenue increased $30.3 million, or 25.5%. This increase is primarily from the organic growth in our healthcare staffing business segment.

Revenue from our healthcare staffing business segment for the three months ended June 30, 2002 totaled $142.8 million as compared to $109.5 million for the three months ended June 30, 2001. Approximately 84% of the revenue growth was organic with the remainder coming from the acquisition of NovaPro. Excluding the NovaPro acquisition, revenue increased $27.8 million or 25.4%. This increase is primarily due to an increase in the average number of travel nursing and travel allied health field employees contributing $14.7 million, and an increase in the average hourly bill rate, contributing $12.8 million. The average number of full time equivalents (FTEs) on contract increased 17.6% from the prior year. The average hourly bill rate increased primarily as a result of bill rate increases and, to a lesser extent, an increase in the percentage of nurses working under staffing rather than mobile contracts. Staffing contracts, where the traveler is on our payroll, accounted for 99% of our volume in the second quarter of 2002, up one percentage point versus the prior year. For the three months ended June 30, 2002, nurse staffing operations generated 86.0% of healthcare staffing revenue and 14.0% was generated by other operations. For the three month period ending June 30, 2001, 84.3% of healthcare staffing revenue was generated from nursing operations and 15.7% was generated by other operations.

Revenue from other human capital management services increased $3.9 million, or 41.3%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Excluding revenue from the JRK acquisition, other human capital management services revenue increased $2.5 million or 26.3% for the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001, reflecting organic growth, primarily in our educational seminars business.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $115.8 million for the three months ended June 30, 2002 as compared to $88.1 million for the three months ended June 30, 2001. As a percentage of revenue, direct operating expenses represented 74.3% of revenue for the three months ended June 30, 2002 as compared to 74.1% of revenue for the three months ended June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $23.8 million for the three months ended June 30, 2002 as compared to $17.1 million for the three months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses were 15.2% and 14.4% for the three months ended June 30, 2002 and 2001, respectively. This increase is primarily due to our acquisitions of NovaPro and JRK, which, due to the nature of their business and relative size, operate with higher selling, general and administrative costs as a percentage of revenue. Excluding the effect of acquisitions, selling, general and administrative expenses increased as a percentage of revenue by approximately 0.2%. This increase is primarily related to additional expenses associated with the addition of new recruiters in our core travel nurse business that are not yet fully productive.

BAD DEBT EXPENSE totaled $0.1 million for the three months ended June 30, 2002 as compared to $0.4 million for the three months ended June 30, 2001. As a percentage of revenue, bad debt expense represented 0.1% of revenue for the three months ended June 30, 2002 as compared with 0.4% for the three months ended June 30, 2001 primarily due to improved collections.

EBITDA, as a result of the above, totaled $16.3 million for the three months ended June 30, 2002 as compared to $13.2 million for the three months ended June 30, 2001. As a percentage of revenue, EBITDA represented 10.4% of revenue for the three months ended June 30, 2002 and 11.1% of revenue for the three months ended June 30, 2001.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.5 million for the three months ended June 30, 2002 as compared to $4.5 million for the three months ended June 30, 2001. As a percentage of revenue, depreciation and amortization expense declined to 1.0% of revenue for the three months ended June 30, 2002 as compared to 3.8% for the three months ended June 30, 2001. This decrease was primarily due to a decrease in amortization of intangibles as a result of the adoption of FASB Statement No. 142 in January 2002 and the write-off of $6.4 million of debt issuance costs in October 2001 as a result of our initial public offering. The accounting standard promulgates that goodwill and certain intangible assets that have indefinite lives should not be amortized. Instead, goodwill and certain intangible assets are reviewed annually for impairment. During the first quarter of 2002, we determined that no impairment charges were necessary as of January 1, 2002.

NET INTEREST EXPENSE totaled $1.0 million for the three months ended June 30, 2002 as compared to $4.5 million for the three months ended June 30, 2001. This decrease was primarily due to our repayment of $134.5 in debt using the proceeds from our initial public offering in October 2001. Additionally, our effective interest rate on debt decreased from 9.4% for the three months ended June 30, 2001 to 9.1% for the three months ended June 30, 2002.

INCOME TAX EXPENSE totaled $5.3 million for the three months ended June 30, 2002 as compared to $1.9 million for the three months ended June 30, 2001. The effective tax rate was 38.5% for the three months ended June 30, 2002 compared with 44.5% for the three month period ended June 30, 2001. The tax rate has been impacted by our adoption of FASB Statement No. 142. Certain non-tax deductible intangible assets, which were being amortized during the three months ended June 30, 2001, were not amortized during the three months ended June 30, 2002. The tax treatment of these intangible assets remained the same. Accordingly, the effective tax rate is lower in the second quarter of 2002.

DISCONTINUED OPERATIONS for the three months ended June 30, 2002 generated a loss of $0.4 million. This included the results of our operations relating to the development of our E-Staff technology, a web-enabled scheduling business. Effective March 31, 2002, we made the decision to pursue a sale of this business. Accordingly, the Company has adopted FASB Statement No. 144. Pursuant to FASB Statement No. 144, the condensed consolidated financial statements have been reclassified to reflect the discontinuance of E-Staff.

Discontinued operations during the three months ended June 30, 2001 included the E-Staff results as well as HospitalHub. E-Staff operations generated a loss of $0.2 million. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001. At that time, under APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, an estimated loss from the sale was recorded. As a result of the sale, a gain of $0.5 million was recorded during the three months ended June 30, 2001.

RESULTS OF OPERATIONS—Six months ended June 30, 2002 compared to six months ended June 30, 2001

REVENUE FROM SERVICES increased $88.1 million or 39.6% to $310.8 million for the six months ended June 30, 2002 as compared to $222.7 million for the six months ended June 30, 2001. Revenue from Clinforce Inc. (Clinforce), Gill/Balsano, NovaPro, and JRK, which were acquired March 2001, May 2001, January 2002, and March 2002, respectively, totaled $32.2 million for the six months ended June 30, 2002 and $11.8 million for the six months ended June 30, 2001. Excluding the effects of these acquisitions, revenue increased $67.7 million, or 30.4%. This increase is primarily from the organic growth in our healthcare staffing business segment and growth in the educational seminars business in our other human capital management services segment.

Revenue from our healthcare staffing business segment for the six months ended June 30, 2002 totaled $286.4 million as compared to $205.8 million for the six months ended June 30, 2001. Excluding the Clinforce and NovaPro acquisitions, revenue increased $63.0 million or 30.6%. This increase is primarily due to an increase in the average number of travel nursing and travel allied health field employees contributing $32.5 million, an increase in the average hourly bill rate, contributing $29.2 million, and $1.3 million relating to the mix of nurses working under staffing versus mobile contracts. The average number of FTEs on contract increased 23.7% from the prior year. The average hourly bill rate increased primarily as a result of bill rate increases and, to a lesser extent, an increase in the percentage of nurses working under staffing rather than mobile contracts. Staffing contracts, where the traveler is on our payroll, accounted for 99% of our volume in the six months ended June 30, 2002, up one percentage point versus the prior year. For the six months ended June 30, 2002, nurse staffing operations generated 86.1% of healthcare staffing revenue and 13.9% was generated by other operations. For the six month period ending June 30, 2001, 87.3% of healthcare staffing revenue was generated from nursing operations and 12.7% was generated by other operations.

Revenue from other human capital management services increased $7.5 million, or 44.1%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Excluding revenue from the JRK and Gill/Balsano acquisitions, other human capital management services revenue increased $4.7 million or 27.6% for the six month period ending June 30, 2002 compared to the six month period ending June 30, 2001, reflecting organic growth, primarily in our educational seminars business.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $233.0 million for the six months ended June 30, 2002 as compared to $167.1 million for the six months ended June 30, 2001. As a percentage of revenue, direct operating expenses represented 75.0% of revenue for the six months ended June 30, 2002 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $45.5 million for the six months ended June 30, 2002 as compared to $31.1 million for the six months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses were 14.6% and 14.0% for the six months ended June 30, 2002 and 2001, respectively. This increase is primarily due to our acquisitions of Clinforce, NovaPro, Gill/Balsano and JRK, which, due to the nature of their business and relative size, operate with higher selling, general and administrative costs as a percentage of revenue. Excluding the effect of acquisitions, selling, general and administrative expenses remained the same as a percentage of revenue.

BAD DEBT EXPENSE totaled $0.4 million for the six months ended June 30, 2002 as compared to $0.9 million for the six months ended June 30, 2001. As a percentage of revenue, bad debt expense represented 0.1% of revenue for the six months ended June 30, 2002 as compared with 0.4% for the six months ended June 30, 2001 primarily due to improved collections.

EBITDA, as a result of the above, totaled $31.9 million for the six months ended June 30, 2002 as compared to $23.7 million for the six months ended June 30, 2001. As a percentage of revenue, EBITDA represented 10.3% of revenue for the six months ended June 30, 2002 and 10.6% of revenue for the six months ended June 30, 2001.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $3.0 million for the six months ended June 30, 2002 as compared to $8.5 million for the six months ended June 30, 2001. As a percentage of revenue, depreciation and amortization expense declined to 1.0% of revenue for the six months ended June 30, 2002 as compared to 3.8% for the six months ended June 30, 2001. This decrease was primarily due to a decrease in amortization of intangibles as a result of the adoption of FASB Statement No. 142 in January 2002 and the write-off of $6.4 million of debt issuance costs in October 2001. The accounting standard promulgates that goodwill and certain intangible assets that have indefinite lives should not be amortized. Instead, goodwill and certain intangible assets are reviewed annually for impairment. During the first quarter of 2002, we determined that no impairment charges were necessary as of January 1, 2002.

NON-RECURRING SECONDARY OFFERING COSTS for the six months ended June 30, 2002 were $1.0 million, all relating to estimated expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

NET INTEREST EXPENSE totaled $2.2 million for the six months ended June 30, 2002 as compared to $8.5 million for the six months ended June 30, 2001. This decrease was primarily due to our repayment of $134.5 in debt using the proceeds from our initial public offering in October 2001. Additionally, our effective interest rate on debt decreased from 9.6% for the six months ended June 30, 2001 to 9.4% for the six months ended June 30, 2002.

INCOME TAX EXPENSE totaled $10.1 million for the six months ended June 30, 2002 as compared to $3.1 million for the six months ended June 30, 2001. The effective tax rate was 39.1% for the six months ended June 30, 2002 compared with 46.2% for the six month period ended June 30, 2001. The tax rate has been impacted by our adoption of FASB Statement No. 142. Certain non-tax deductible intangible assets, which were being amortized during the six months ended June 30, 2001, were not amortized during the six months ended June 30, 2002. The tax treatment of these intangible assets remained the same. Accordingly, the effective tax rate is lower during the six months ended June 30, 2002.

DISCONTINUED OPERATIONS for the six months ended June 30, 2002 generated a loss of $0.7 million. This included the results of our operations relating to the development of our E-Staff technology, a web-enabled scheduling business. Effective March 31, 2002, we made the decision to pursue a sale of this business. Pursuant to FASB Statement No. 144, the condensed consolidated financial statements have been reclassified to reflect the discontinuance of E-Staff.

Discontinued operations during the six months ended June 30, 2001 included the E-Staff results as well as HospitalHub. E-Staff operations generated a loss of $0.3 million. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001. At that time, under APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, an estimated loss from the sale was recorded. As a result, a loss of $0.6 million from the sale of HospitalHub was recorded during the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had a current ratio, the amount of current assets divided by current liabilities, of 2.4 to 1. Working capital increased $1.5 million. The increase in working capital was primarily attributable to an increase in cash and accounts receivable partially offset by an increase in the current portion of long-term debt and the addition of an income tax payable. As of December 31, 2001, there was an income tax receivable of $1.5 million. Part of the increase in accounts receivable was related to acquisitions. Excluding acquisitions, accounts receivable increased $2.4 million, however, day's sales outstanding decreased to 54 days at June 30, 2002, from 64 days at December 31, 2001. This improvement was due to improved collections and slower receipts close to year end due to the holiday season.

Cash provided by operating activities for the six months ended June 30, 2002 increased $18.7 million to $30.7 million compared to $12.0 million for the six months ended June 30, 2001. This increase is primarily due to an increase in net income before non-cash charges and a decrease in working capital, excluding the effect of acquisitions. This decrease in working capital is primarily a result of the addition of the income tax payable as described above and an increase in accounts payable and accrued expenses.

Investing activities totaled $15.4 million for the six months ended June 30, 2002, primarily attributable to the current year acquisitions and capital expenditures relating to the upgrading of our information systems. NovaPro and JRK were acquired during the six months ended June 30, 2002 using cash of $9.7 million. The remainder of cash used was for earnout payments relating to previous acquisitions.

Net cash used in financing activities for the six months ending June 30, 2002 totaled $0.7 million, primarily used to repay borrowings with cash generated by operations and partially offset by cash received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2001 totaled $23.3 million and was primarily from net proceeds from the issuance of debt.

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

Our credit facility is provided by a lending syndicate. It is comprised of (i) a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million and a letter of credit sub-facility of $10.0 million, and (ii) a $45.0 million term loan facility. The terms of the amended credit facility include customary covenants and events of defaults. The revolving facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2002 through 2005. Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins, which are determined by the amended credit facility. As of June 30, 2002, the weighted average effective interest rate under the amended credit facility was 9.09%. We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility. As of June 30, 2002, we had availability under our revolving credit facility of $23.7 million.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

In response to the Securities and Exchange Commission's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2001, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

  •
  We have recorded goodwill and intangibles resulting from our acquisitions through June 30, 2002. Through December 31, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 4.5 to 25 years. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and performed an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of FASB Statement No. 142. The results of the analysis indicated no impairment of goodwill or other indefinite lived intangible assets. If we were required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

  •
  We maintain an accrual for our health, workers compensation and professional liability insurances that are partially self-insured and are classified in accrued employee compensation and benefits in our condensed consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

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

  •
  We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

INTEREST RATE SWAP

We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. We are party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.71%, effective January 1, 2001, plus the applicable margin. The swap matures in February 2003. In accordance with FASB Statement No. 133, the Company has recorded the fair value of this instrument, as a liability of $1.5 million at June 30, 2002, separately stated on the condensed consolidated balance sheets.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 9, 2002. At the Annual Meeting, the following items were voted upon:

  1.
  Election of ten directors of the Company.

  2.
  Approval of Cross Country's Amended and Restated 1999 Stock Option Plan.

  3.
  Approval of Cross Country's Amended and Restated Equity Participation Plan.

  4.
  Approval and ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

The results of the voting were as follows:

		Shares Voted
Description
		For	Withheld
1.	Election of directors:
	Joseph A Boshart	22,418,477	1,921,787
	Emil Hensel	24,330,264	10,000
	Karen H Bechtel	24,330,264	10,000
	W. Larry Cash	24,330,264	10,000
	Bruce A. Cerullo	24,330,364	9,900
	Thomas C. Dircks	24,330,264	10,000
	A. Lawrence Fagan	24,330,264	10,000
	M. Fazle Husain	24,330,264	10,000
	Joseph Swedish	24,330,264	10,000
	Joseph Trunfio	24,330,264	10,000
		For	Against	Abstain
2.	Approval of Cross Country's Amended and Restated 1999 Stock Option Plan	20,239,392	4,075,972	24,900
3.	Approval of Cross Country's Amended and Restated Equity Participation Plan	20,733,492	3,581,872	24,900
4.	Approval and ratification of Ernst & Young LLP	24,278,314	60,750	700

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  See Exhibit Index immediately following signature pages

  b)
  Form 8-Ks have been filed pursuant to Item 5, Other Events and Regulation FD disclosures, on the following dates: April 9, 2002, April 22, 2002, and May 9, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY, INC.
By:	/s/ EMIL HENSEL Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
By:	/s/ DANIEL LEWIS Daniel Lewis Corporate Controller (Principal Accounting Officer)
Date: August 13, 2002

EXHIBIT INDEX

No.	Description
10.1	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer