Form 10-Q
period 2002-09-30
CROSS COUNTRY INC
filed 2002-11-14
CIK 1141103

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to

Commission file number 0-33169

CROSS COUNTRY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdictione of Incorporation or organization)	13-4066229 (I.R.S. Employer Identification Number)
6551 Park of Commerce Blvd, N.W. Suite 200
Boca Raton, Florida (Address of principal executive offices)	33487 (Zip Code)
(561) 998-2232 (Registrant's telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The Registrant had outstanding 32,648,266 shares of Common Stock, par value $.0001 per share, as of October 31, 2002.

CROSS COUNTRY, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2002

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash	$30,143	$2,736
Accounts receivable, net	91,301	87,415
Assets from discontinued operations, net	303	3,483
Other current assets	14,513	14,996

Total current assets	136,260	108,630
Property and equipment, net	12,144	8,502
Goodwill, net	226,018	218,749
Trademarks, net	15,749	15,399
Other identifiable intangible assets, net	7,783	9,308
Other assets	1,202	1,392

Total assets	$399,156	$361,980

Current liabilities:
Accounts payable and accrued expenses	$3,450	$3,172
Accrued employee compensation and benefits	30,786	26,930
Current portion of debt	13,248	3,790
Income taxes payable	8,569	—
Liabilities from discontinued operations	169	174
Other current liabilities	2,739	1,832

Total current liabilities	58,961	35,898
Interest rate swap	1,151	2,509
Deferred income taxes	9,102	8,570
Long-term debt	32,047	45,076

Total liabilities	101,261	92,053
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	264,366	258,152
Other stockholders' equity	33,526	11,772

Total stockholders' equity	297,895	269,927

Total liabilities and stockholders' equity	$399,156	$361,980

See accompanying notes to the condensed consolidated financial statements

Cross Country, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue from services	$157,656	$133,486	$468,494	$356,193
Operating expenses:
Direct operating expenses	117,376	99,387	350,381	266,486
Selling, general and administrative expenses	23,426	17,483	68,967	48,559
Bad debt expense	—	456	359	1,318
Depreciation	1,006	627	2,477	1,790
Amortization	781	3,840	2,336	11,242
Non-recurring secondary offering costs	—	—	1,008	—

Total operating expenses	142,589	121,793	425,528	329,395

Income from operations	15,067	11,693	42,966	26,798
Other expenses:
Interest expense, net	975	4,375	3,131	12,907

Income before income taxes and discontinued operations	14,092	7,318	39,835	13,891
Income tax expense	5,339	3,221	15,416	6,260

Income before discontinued operations	8,753	4,097	24,419	7,631
Discontinued operations	(2,881)	(175)	(3,518)	(1,035)

Net income	$5,872	$3,922	$20,901	$6,596

Net income/(loss) per common share — basic:
Income before discontinued operations	$0.27	$0.18	$0.76	$0.33
Discontinued operations	(0.09)	(0.01)	(0.11)	(0.05)

Net income	$0.18	$0.17	$0.65	$0.28

Net income/(loss) per common share — diluted:
Income before discontinued operations	$0.26	$0.18	$0.72	$0.33
Discontinued operations	(0.09)	(0.01)	(0.10)	(0.05)

Net income	$0.17	$0.17	$0.62	$0.28

Weighted average common shares outstanding-basic	32,572	23,206	32,402	23,206
Weighted average common shares outstanding-diluted	33,615	23,206	33,871	23,206

See accompanying notes to the condensed consolidated financial statements

Cross Country, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net income	$20,901	$6,596
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	2,336	11,242
Depreciation	2,477	1,790
Bad debt expense	359	1,318
Impairment loss on discontinued operations	4,143	—
Cumulative interest due at maturity	—	4,321
Estimated loss on disposal of discontinued operations	—	544
Changes in operating assets and liabilities:
Accounts receivable	(646)	(13,105)
Prepaid rent, deposits, and other current assets	929	(2,028)
Accounts payable and accrued expenses	3,729	4,457
Income taxes payable	10,700	1,894
Net assets from discontinued operations	(967)	(1,953)
Other current liabilities	906	898

Net cash provided by operating activities	44,867	15,974
Investing activities
Acquisitions and earnout payments	(11,664)	(35,030)
Purchase of property and equipment	(5,964)	(3,553)
Other investing activities	62	107

Net cash used in investing activities	(17,566)	(38,476)
Financing activities
Repayment of debt	(27,675)	(142,334)
Proceeds from issuance of debt	23,750	165,800
Exercise of stock options	4,264	18
Other financing activities	(233)	(982)

Net cash provided by financing activities	106	22,502
Change in cash	27,407	—
Cash at beginning of period	2,736	—

Cash at end of period	$30,143	$—

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of Cross Country, Inc. and its wholly-owned direct and indirect subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2.    RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    EARNINGS PER SHARE

        In accordance with the requirements of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive. Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and nine month periods ended September 30, 2002, were 1,042,850, and 1,468,835, respectively. There were no incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and nine month periods ended September 30, 2001.

4.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

        The Company adopted the provisions of FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001.

        FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Accordingly, the Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the first quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002. As of September 30, 2002 and December 31, 2001, the Company had the following acquired intangible assets:

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Unaudited, amounts in thousands)			(Amounts in thousands)
Intangible assets subject to amortization:
Database	$11,445	$7,115	$4,330	$11,350	$5,382	$5,968
Hospital relations	3,989	747	3,242	3,820	549	3,271
Non-compete agreements	503	292	211	253	184	69

	$15,937	$8,154	$7,783	$15,423	$6,115	$9,308

Intangible assets not subject to amortization:
Goodwill	$246,891	$20,873	$226,018	$239,622	$20,873	$218,749
Trademarks	17,150	1,401	15,749	16,800	1,401	15,399

	$264,041	$22,274	$241,767	$256,422	$22,274	$234,148

        Aggregate amortization expense for intangible assets subject to amortization was $0.7 million and $0.6 million for the three month periods ended September 30, 2002 and 2001, respectively, and $2.0 million for both the nine month periods ended September 30, 2002 and 2001, respectively. Estimated annual amortization for the years ended December 31, 2002 through December 31, 2006 are $2.7 million, $2.7 million, $0.9 million, $0.7 million, and $0.7 million, respectively.

        As of September 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $226.0 million and $218.7 million, respectively. The changes in the carrying amount of goodwill by segment for the nine month period ended September 30, 2002 are as follows:

	Healthcare Staffing Segment	Other Human Capital Management Services Segment	Total
	(Unaudited, amounts in thousands)
Balance as of January 1, 2002	$200,873	$17,876	$218,749
Goodwill acquired	4,573	697	5,270
Earnout paid to Heritage	—	1,500	1,500
Earnout paid to Gill/Balsano	—	499	499

Balance as of September 30, 2002	$205,446	$20,572	$226,018

        The following reconciliation adjusts net income to exclude amortization expense related to intangible assets that would not have been amortized under the provisions of FASB Statement No. 142 if the Company adopted the standard as of January 1, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(Unaudited, amounts in thousands, except per share data)
Net income	$3,922	$6,596
Goodwill amortization, net of tax	1,692	4,977
Trademark amortization, net of tax	102	297

Adjusted net income	$5,716	$11,870

Basic and diluted earnings per share:
Net income	$0.17	$0.28
Goodwill amortization	0.07	0.22
Trademark amoritzation	0.01	0.01

Adjusted net income	$0.25	$0.51

Basic and diluted weighted average shares outstanding	23,206	23,206

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

        In March 2002, the Company acquired all of the outstanding stock of Jennings, Ryan & Kolb, Inc. (JRK), a healthcare management consulting company, for approximately $1.8 million in cash and the assumption of $0.3 million in debt. In addition, the agreement provides for potential earnout payments of approximately $1.8 million. Approximately $0.7 million was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142.

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

        In March 2002, the Company committed itself to a formal plan to dispose of its subsidiary, E-Staff, Inc. (E-Staff) through a sale of this business. E-Staff was previously included in the Company's other human capital management services segment. E-Staff is an application service provider that has developed an internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. The Company is not a software vendor and prospective E-Staff clients are concerned about placing their healthcare employees' names and credentials on servers owned or controlled by one of the nation's largest healthcare staffing companies. Accordingly, the Company decided to sell this subsidiary. Pursuant to FASB Statement No. 144, the condensed consolidated financial statements of the Company have been reclassified to reflect the discontinuance of E-Staff. Accordingly certain costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations.

        In September 2002, the Company decided to retain a portion of the E-Staff software and related equipment for internal use. As a result, in September 2002, $0.4 million of related software and equipment were reclassified from assets from discontinued operations, net, to property and equipment, net. These assets and the related depreciation expense have been reclassified to continuing operations for all periods presented in the accompanying condensed consolidated balance sheets and statements of operations. These reclassifications did not have a material impact on the Company's consolidated financial position or results of operations.

        Based on discussions with potential buyers of the E-Staff technology during the three months ended September 30, 2002, the Company evaluated the ongoing value of E-Staff and determined that the carrying amount of the net assets from discontinued operations of approximately $4.2 million was impaired. The Company wrote down the net assets from discontinued operations to their estimated fair value of $0.1 million. Fair value was based on the latest offer received for the sale and included the estimated cash flows from the sale of E-Staff to a potential buyer, adjusted for the estimated probability of the sale. Because of deteriorating market conditions, it is reasonably possible that the estimate of discounted cash flows may change in the near term resulting in the need to adjust the determination of fair value. The impairment charge of $4.1 million, net of income tax benefit of $1.6 million, is included in the accompanying condensed consolidated statement of operations as loss from discontinued operations for the three and nine month periods ended September 30, 2002.

        Discontinued operations during the nine month period ended September 30, 2002, include the after tax E-Staff impairment charge of $2.5 million. Discontinued operations during the three and nine month periods ended September 30, 2001 include E-Staff results, as well as the Company's former wholly-owned subsidiary, HospitalHub, Inc. (HospitalHub). E-Staff operations generated a loss of $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2001, respectively. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001. Under APB Opinion No. 30, an estimated loss of $0.5 million from the sale of HospitalHub was recorded during the nine month period ended September 30, 2001.

7.    NON-RECURRING SECONDARY OFFERING COSTS

        In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Estimated costs associated with this secondary offering have been expensed as non-recurring secondary offering costs and approximated $1.0 million, pretax, for the nine month period ended September 30, 2002.

8.    INTEREST RATE SWAP

        The Company is party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under the credit facility at 6.71%, effective January 1, 2001, plus an applicable margin. The applicable margin as of September 30, 2002 was 1.63% on Eurodollar loans and

0.63% on alternative base rate loans (as defined in the senior secured credit facility). The swap matures in February 2003. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the fair value of this instrument as a liability of $1.2 million and $2.5 million, in the condensed consolidated balance sheets, as of September 30, 2002 and December 31, 2001, respectively.

9.    COMPREHENSIVE INCOME

        The Company recorded the fair value of the interest rate swap transaction, which resulted in an increase in other comprehensive income of $0.2 million and a decrease of $0.3 million for the three month periods ended September 30, 2002 and 2001, respectively. Other comprehensive income increased $0.9 million and decreased $1.2 million for the nine month periods ended September 30, 2002 and 2001, respectively, relating to the interest rate swap transaction. There are no other components of comprehensive income other than the Company's consolidated net income and the accumulated derivative loss during the three and nine month periods ended September 30, 2002 and 2001.

10.  DEBT

        The Company's debt is comprised of a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million, a letter of credit sub-facility of $10.0 million and a $45.0 million term loan facility. Subsequent to September 30, 2002, the Company increased its letter of credit sub-facility to $15.0 million. The revolving credit facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2002 through 2005. The unused credit facility balance as of September 30, 2002 was $20.2 million.

11.  SEGMENT DATA

        Information on operating segments and a reconciliation to income before income taxes and discontinued operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenue from services:
Healthcare staffing	$144,861	$124,096	$431,262	$329,849
Other human capital management services	12,795	9,390	37,232	26,344

	$157,656	$133,486	$468,494	$356,193

Contribution income:
Healthcare staffing	$20,531	$19,663	$59,983	$49,746
Other human capital management services	1,471	1,470	5,154	4,256
Unallocated corporate overhead	(5,148)	(4,973)	(16,350)	(14,172)

EBITDA	16,854	16,160	48,787	39,830
Interest expense	975	4,375	3,131	12,907
Depreciation and amortization	1,787	4,467	4,813	13,032
Non-recurring secondary offering costs	—	—	1,008	—

Income before income taxes and discontinued operations	$14,092	$7,318	$39,835	$13,891

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

        During the nine month period ended September 30, 2002, the Company refined its methodology for allocating corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Certain prior period segment data has been reclassified to reflect this change in the allocation methodology. This change in allocation of overhead does not impact prior year audited consolidated financial statements. Additionally, E-Staff, which was previously included in other human capital management services, has been included in discontinued operations.

12.  CONTINGENCIES

        The Company is contingently liable for payments of approximately $11.5 million relating to its acquisitions of E-Staff, Heritage Professional Education, LLC (Heritage), Gill/Balsano Consulting, LLC (Gill/Balsano), and JRK. Each of these contingent payments are based on profitability measures as defined by their respective purchase agreements (earnout payments). Upon payment, the amounts are allocated to goodwill as additional purchase price. During the nine month period ended September 30, 2002, the Company paid $0.5 million and $1.5 million in earnout payments for Gill/Balsano and Heritage, respectively, in accordance with their purchase agreements.

        In August 2002, the Company changed its professional liability coverage from a claims made basis with a $100,000 deductible, to a self insured retention of $2,000,000. The professional liability policy provides coverage in the amount of $2,000,000 per claim, with no aggregate, as well as excess coverage in the amount of $10,000,000 for total annual claims.

        The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

13.  SUBSEQUENT EVENT

        In November 2002, the Company's Board of Directors authorized a stock repurchase program, pursuant to which, the Company may repurchase up to 1.5 million of its common shares at an aggregate price not to exceed $25 million. The shares may be repurchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

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

RESULTS OF OPERATIONS

        The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue from services	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	74.5	74.5	74.8	74.8
Selling, general and administrative expenses	14.8	13.1	14.7	13.6
Bad debt expense	—	0.3	0.1	0.4

EBITDA(a)	10.7	12.1	10.4	11.2
Depreciation and amortization	1.2	3.3	1.0	3.7
Non-recurring secondary offering costs	—	—	0.2	—

Income from operations	9.5	8.8	9.2	7.5
Interest expense, net	0.6	3.3	0.7	3.6

Income before income taxes and discontinued operations	8.9	5.5	8.5	3.9
Income tax expense	3.4	2.4	3.3	1.8

Income before discontinued operations	5.5	3.1	5.2	2.1
Discontinued operations	(1.8)	(0.2)	(0.7)	(0.2)

Net income	3.7%	2.9%	4.5%	1.9%

(a)
We define EBITDA as earnings before interest, income taxes, depreciation, amortization and non-recurring secondary offering costs. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

SEGMENT DATA

        The following table presents, for all periods indicated, selected statement of operations data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, amounts in thousands)
Revenue from services:
Healthcare staffing	$144,861	$124,096	$431,262	$329,849
Other human capital management services	12,795	9,390	37,232	26,344

	$157,656	$133,486	$468,494	$356,193

Contribution income (a):
Healthcare staffing	$20,531	$19,663	$59,983	$49,746
Other human capital management services	1,471	1,470	5,154	4,256
Unallocated corporate overhead	(5,148)	(4,973)	(16,350)	(14,172)

EBITDA	$16,854	$16,160	$48,787	$39,830

(a)
We define contribution income as earnings before interest, income taxes, depreciation, amortization, and expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is used by management when assessing performance.

  During the nine month period ended September 30, 2002, the Company refined its methodology for allocating corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Certain prior period segment data has been reclassified to reflect this improvement in the allocation methodology. This change in the allocation of overhead expenses does not impact prior year audited consolidated financial statements. Additionally, E-Staff, which was previously included in other human capital management services, has been included in discontinued operations.

RESULTS OF OPERATIONS—Three months ended September 30, 2002 compared to three months ended September 30, 2001

        REVENUE FROM SERVICES increased $24.2 million or 18.1% to $157.7 million for the three months ended September 30, 2002 as compared to $133.5 million for the three months ended September 30, 2001. Approximately 67% of the Company's revenue growth was organic with the remainder coming from acquisitions. Revenue from NovaPro and JRK, which were acquired January 2002, and March 2002, respectively, totaled $8.0 million for the three months ended September 30, 2002. Excluding the effects of these acquisitions, revenue increased $16.2 million, or 12.1%. This increase is primarily from the organic growth in our healthcare staffing business segment and growth in the educational seminars business in our other human capital management services segment.

        Revenue from our healthcare staffing business segment for the three months ended September 30, 2002 totaled $144.9 million as compared to $124.1 million for the three months ended September 30, 2001. Approximately 68% of the revenue growth in this segment was organic with the remainder coming from the acquisition of NovaPro. Excluding the NovaPro acquisition, revenue increased $14.1 million or 11.3%. This increase is primarily due to an increase in the average hourly bill rate, contributing $9.0 million and an increase in the average number of full time equivalents (FTEs) contributing $5.1 million. The average number of FTEs on contract increased 10.0% from the prior year. The average hourly bill rate increased primarily as a result of increases in bill rates. For the three months ended September 30, 2002, nurse staffing operations generated 86.6% of healthcare staffing revenue and 13.4% was generated by other operations. For the three month period ending September 30, 2001, 85.7% of healthcare staffing revenue was generated from nursing operations and 14.3% was generated by other operations.

        Revenue from other human capital management services increased $3.4 million, or 36.3%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Excluding revenue from the JRK acquisition, other human capital management services revenue increased $2.1 million or 22.5% for the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001, reflecting organic growth, primarily in our educational seminars business.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $117.4 million for the three months ended September 30, 2002 as compared to $99.4 million for the three months ended September 30, 2001. As a percentage of revenue, direct operating expenses represented 74.5% of revenue for the three months ended September 30, 2002 and 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $23.4 million for the three months ended September 30, 2002 as compared to $17.5 million for the three months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses were 14.8% and 13.1% for the three months ended September 30, 2002 and 2001, respectively. The increase is partially due to our acquisitions of NovaPro and JRK, which, due to the nature of their business, and relative size, operate with higher selling, general and administrative costs as a percentage of revenue. Excluding the effect of acquisitions, selling, general and administrative expenses increased as a percentage of revenue by approximately 1.1%. This increase is primarily related to higher selling expenses in nursing due to the addition of recruiters and increased advertising. Additional expenses in our developmental businesses, such as per diem and foreign recruitment, also contributed to this increase.

        BAD DEBT EXPENSE totaled $0.5 million for the three months ended September 30, 2001. As a percentage of revenue, bad debt expense represented 0.3% for the three months ended September 30, 2001. The Company did not record bad debt expense for the three months ended September 30, 2002 primarily due to improved collections and a recovery of $0.3 million of an amount previously reserved for.

        EBITDA, as a result of the above, totaled $16.9 million for the three months ended September 30, 2002 as compared to $16.2 million for the three months ended September 30, 2001. As a percentage of revenue, EBITDA represented 10.7% of revenue for the three months ended September 30, 2002 and 12.1% of revenue for the three months ended September 30, 2001.

        DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.8 million for the three months ended September 30, 2002 as compared to $4.5 million for the three months ended September 30, 2001. As a percentage of revenue, depreciation and amortization expense declined to 1.2% of revenue for the three months ended September 30, 2002 as compared to 3.3% for the three months ended September 30, 2001. This decrease was primarily due to a decrease in amortization of intangibles as a result of the adoption of FASB Statement No. 142 in January 2002 and the write-off of $6.4 million of debt issuance costs in October 2001 as a result of our initial public offering.

        NET INTEREST EXPENSE totaled $1.0 million for the three months ended September 30, 2002 as compared to $4.4 million for the three months ended September 30, 2001. This decrease was primarily due to our repayment of $134.5 million in debt using the proceeds from our initial public offering in October 2001.

        INCOME TAX EXPENSE totaled $5.3 million for the three months ended September 30, 2002 as compared to $3.2 million for the three months ended September 30, 2001. The effective tax rate was 37.9% for the three months ended September 30, 2002 compared with 44.0% for the three month period ended September 30, 2001. The tax rate has been impacted by our adoption of FASB Statement No. 142. Certain non-tax deductible intangible assets, which were being amortized during the three months ended September 30, 2001, were not amortized during the three months ended September 30, 2002. The tax treatment of these intangible assets remained the same. Accordingly, the effective tax rate is lower in the third quarter of 2002.

        DISCONTINUED OPERATIONS for the three months ended September 30, 2002 and 2001 were $2.9 million and $0.2 million, respectively. Both periods included results of operations of the E-Staff business. Effective March 31, 2002, we made the decision to pursue a sale of this business, and accordingly, E-Staff was reclassified to discontinued operations. The three months ended September 30, 2002 included an impairment charge of $2.5 million after taxes relating to our E-Staff technology, a web-enabled scheduling business.

RESULTS OF OPERATIONS—Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

        REVENUE FROM SERVICES increased $112.3 million or 31.5% to $468.5 million for the nine months ended September 30, 2002 as compared to $356.2 million for the nine months ended September 30, 2001. Revenue from Clinforce, Inc., Gill/Balsano, NovaPro, and JRK, which were acquired March 2001, May 2001, January 2002, and March 2002, respectively, totaled $49.1 million for the nine months ended September 30, 2002 and $21.6 million for the nine months ended September 30, 2001. Excluding the effects of these acquisitions, revenue increased $84.8 million, or 23.8%. This increase is primarily from organic growth in our healthcare staffing business segment and growth in the educational seminars business in our other human capital management services segment.

        Revenue from our healthcare staffing business segment for the nine months ended September 30, 2002 totaled $431.3 million as compared to $329.8 million for the nine months ended September 30, 2001. Excluding the Clinforce and NovaPro acquisitions, revenue increased $77.7 million or 23.6%. This increase is primarily due to an increase in the average hourly bill rate, contributing $38.5 million, an increase in the average number of travel nursing and travel allied health field employees contributing $37.9 million, and $1.3 million relating to the mix of nurses working under staffing versus mobile contracts. The average number of FTEs on contract increased 18.9% from the prior year. The average hourly bill rate increased primarily as a result of bill rate increases and, to a lesser extent, an increase in the percentage of nurses working under staffing rather than mobile contracts. Staffing contracts, where the traveler is on our payroll, accounted for 99% of our volume in the nine months ended September 30, 2002, up approximately one percentage point versus the prior year. For the nine months ended September 30, 2002, nurse staffing operations generated 86.3% of healthcare staffing revenue and 13.7% was generated by other operations. For the nine month period ending September 30, 2001, 86.7% of healthcare staffing revenue was generated from nursing operations and 13.3% was generated by other operations.

        Revenue from other human capital management services increased $10.9 million, or 41.3%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Excluding revenue from the JRK and Gill/Balsano acquisitions, other human capital management services revenue increased $7.0 million or 26.7% for the nine month period ending September 30, 2002 compared to the nine month period ending September 30, 2001, reflecting organic growth, primarily in our educational seminars business.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $350.4 million for the nine months ended September 30, 2002 as compared to $266.5 million for the nine months ended September 30, 2001. As a percentage of revenue, direct operating expenses represented 74.8% of revenue for the nine months ended September 30, 2002 and 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $69.0 million for the nine months ended September 30, 2002 as compared to $48.6 million for the nine months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses were 14.7% and 13.6% for the nine months ended September 30, 2002 and 2001, respectively. This increase is primarily due to our acquisitions of NovaPro and JRK, which due to the nature of their business and relative size, operate with higher selling, general and administrative costs as a percentage of revenue. Excluding the effect of acquisitions, selling, general and administrative expenses increased 0.4%. This increase is primarily related to higher selling expenses in nursing due to the addition of recruiters and increased advertising.

        BAD DEBT EXPENSE totaled $0.4 million for the nine months ended September 30, 2002 as compared to $1.3 million for the nine months ended September 30, 2001. As a percentage of revenue, bad debt expense represented 0.1% of revenue for the nine months ended September 30, 2002 as compared with 0.4% for the nine months ended September 30, 2001, primarily due to improved collections and a recovery of $0.3 million of an amount previously reserved for.

        EBITDA, as a result of the above, totaled $48.8 million for the nine months ended September 30, 2002 as compared to $39.8 million for the nine months ended September 30, 2001. As a percentage of revenue, EBITDA represented 10.4% of revenue for the nine months ended September 30, 2002 and 11.2% of revenue for the nine months ended September 30, 2001.

        DEPRECIATION AND AMORTIZATION EXPENSE totaled $4.8 million for the nine months ended September 30, 2002 as compared to $13.0 million for the nine months ended September 30, 2001. As a percentage of revenue, depreciation and amortization expense declined to 1.0% of revenue for the nine months ended September 30, 2002 as compared to 3.7% for the nine months ended September 30, 2001. This decrease was primarily due to a decrease in amortization of intangibles as a result of the adoption of FASB Statement No. 142 in January 2002 and the write-off of $6.4 million of debt issuance costs in October 2001.

        NON-RECURRING SECONDARY OFFERING COSTS for the nine months ended September 30, 2002 were $1.0 million, all relating to estimated expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

        NET INTEREST EXPENSE totaled $3.1 million for the nine months ended September 30, 2002 as compared to $12.9 million for the nine months ended September 30, 2001. This decrease was primarily due to our repayment of $134.5 million in debt using the proceeds from our initial public offering in October 2001.

        INCOME TAX EXPENSE totaled $15.4 million for the nine months ended September 30, 2002 as compared to $6.3 million for the nine months ended September 30, 2001. The effective tax rate was 38.7% for the nine months ended September 30, 2002 compared with 45.1% for the nine month period ended September 30, 2001. The tax rate has been impacted by our adoption of FASB Statement No. 142. Certain non-tax deductible intangible assets, which were being amortized during the nine months ended September 30, 2001, were not amortized during the nine months ended September 30, 2002. The tax treatment of these intangible assets remained the same. Accordingly, the effective tax rate is lower during the nine months ended September 30, 2002.

        DISCONTINUED OPERATIONS for the nine months ended September 30, 2002 generated an after-tax loss of $3.5 million. This included the results of operations of the E-Staff business and an impairment charge of $2.5 million after taxes, relating to our E-Staff technology, a web-enabled scheduling business. Effective March 31, 2002, we made the decision to pursue a sale of this business, and accordingly, E-Staff was reclassified to discontinued operations.

        Discontinued operations during the nine months ended September 30, 2001 included the E-Staff results as well as HospitalHub. E-Staff operations generated a loss of $0.5 million. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001. At that time, under APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, an estimated loss from the sale was recorded. As a result, a loss of $0.5 million from the sale of HospitalHub was recorded during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, we had a current ratio, the amount of current assets divided by current liabilities, of 2.3 to 1. Working capital increased $4.6 million from December 31, 2001 to September 30, 2002. The increase in working capital was primarily attributable to an increase in cash and accounts receivable partially offset by an increase in the current portion of long-term debt, accrued employee compensation and benefits and income taxes payable. Excluding the effects of acquisitions, working capital decreased. Excluding acquisitions, accounts receivable increased $0.6 million, however, day's sales outstanding decreased to 53 days at September 30, 2002, from 64 days at December 31, 2001. This improvement was due to improved collections and slower receipts close to year end due to the holiday season.

        Cash provided by operating activities for the nine months ended September 30, 2002 increased $28.9 million to $44.9 million compared to $16.0 million for the nine months ended September 30, 2001. This increase is primarily due to an increase in net income before non-cash charges and a decrease in working capital, excluding the effect of acquisitions. This decrease in working capital is primarily a result of the Company being in a net income tax payable position versus a receivable position at December 31, 2001 and improved day's sales outstanding that resulted in a lower increase in receivables during the nine months ended September 30, 2002.

        Investing activities totaled $17.6 million for the nine months ended September 30, 2002, primarily attributable to the current year acquisitions, earnout payments relating to previous acquisitions, and capital expenditures relating to the upgrading of our information systems. NovaPro and JRK were acquired during the nine months ended September 30, 2002 using cash of $9.7 million.

        Net cash provided by financing activities totaled $0.1 million and $22.5 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities for the nine months ending September 30, 2002 reflected cash received from the exercise of stock options partially offset by cash used to repay borrowings. Net cash provided by financing activities for the nine months ended September 30, 2001 was primarily from net proceeds from the issuance of debt.

        Operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital requirements for the next twelve months. We expect to meet our future working capital, capital expenditure, internal business expansion, and debt service requirements from a combination of operating cash flows and funds available under the credit facility.

        Our credit facility is provided by a lending syndicate. It is comprised of (i) a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million and a letter of credit sub-facility of $10.0 million, and (ii) a $45.0 million term loan facility. The terms of the amended credit facility include customary covenants and events of defaults. The revolving facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2002 through 2005. Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins, which are determined by the amended credit facility. As of September 30, 2002, the weighted average effective interest rate under the amended credit facility was 9.09%. We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility. As of September 30, 2002, we had availability under our revolving credit facility of $20.2 million. Subsequent to September 30, 2002, the Company increased its letter of credit sub-facility to $15.0 million.

        In November 2002, the Board of Directors authorized a stock repurchase program, pursuant to which, the Company may repurchase up to 1.5 million of its common shares at an aggregate price not to exceed $25 million. The shares may be repurchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

        In response to the Securities and Exchange Commission's Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and Number 33-8056 "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2001, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

  •
  We have recorded goodwill and intangibles resulting from our acquisitions through September 30, 2002. Through December 31, 2001, goodwill and other intangibles were amortized on a straight-line basis over their estimated useful lives of 4.5 to 25 years. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and performed a transitional impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of FASB Statement No. 142. The results of the analysis indicated no impairment of goodwill or other indefinite lived intangible assets as of January 1, 2002. If we were required to record an impairment charge in the future, it could have an adverse impact on our results of operations. We periodically evaluate the recovery of the carrying amount of net assets from discontinued operations, which includes goodwill, to determine if the net assets are impaired.

    This evaluation is also triggered by various indicators of impairment, including factors which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. At September 30, 2002, fair value was based on the latest offer received for the sale of E-Staff and included the estimated cash flows from the sale to a potential buyer, adjusted for the estimated probability of the sale. If such estimates are revised in the future, the results could have a material impact on the Company's financial statements.

  •
  We maintain accruals for our health, workers compensation and professional liability policies that are partially self-insured and are classified in accrued employee compensation and benefits in our condensed consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

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

INTEREST RATE SWAP

        We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. We are party to an interest rate swap agreement which effectively fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.71%, effective January 1, 2001, plus the applicable margin. The swap matures in February 2003. In accordance with FASB Statement No. 133, the Company has recorded the fair value of this instrument, as a liability of $1.2 million at September 30, 2002, separately stated on the condensed consolidated balance sheets.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients' ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption "RISK FACTORS" in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  See Exhibit Index immediately following certifications

  b)
  Pursuant to Item 5, Other Events and Regulation FD disclosures, 8-Ks have been filed on September 3, 2002 and November 6, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY, INC.
By:	/s/ EMIL HENSEL Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
By:	/s/ DANIEL J. LEWIS Daniel J. Lewis Corporate Controller (Principal Accounting Officer)
Date: November 14, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph A. Boshart, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cross Country, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOSEPH A. BOSHART Joseph A. Boshart President and Chief Executive Officer

I, Emil Hensel, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cross Country, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ EMIL HENSEL Emil Hensel Chief Financial Officer

EXHIBIT INDEX

No.	Description
10.1	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of November 4, 2002, among the Registrant, the Lenders Party thereto, Salomon Smith Barney, Inc., as Arranger, Citicorp USA, Inc. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, Bankers Trust Company, as Syndication Agent, and Wachovia Bank, N.A., and Fleet National Bank, as Documentation Agents
99.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

QuickLinks

CROSS COUNTRY, INC. INDEX FORM 10-Q SEPTEMBER 30, 2002
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cross Country, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands)
Cross Country, Inc. Condensed Consolidated Statements of Operations (Unaudited, amounts in thousands, except per share data)
Cross Country, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
CROSS COUNTRY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX