Form 10-K
period 2002-12-31
CROSS COUNTRY INC
filed 2003-03-27
CIK 1141103

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-33169

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4066229 (I.R.S. Employer Identification No.)
6551 Park of Commerce Boulevard, N.W. Boca Raton, Florida 33487 (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (561) 998-2232
Securities registered pursuant to Section 12(b) of the act: None
Securities registered pursuant to Section 12(g) of the act:
 Common Stock, $.0001 Par Value Per Share

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2002 of $37.80 as reported on the Nasdaq National Market, was $787,450,242.60. This calculation does not reflect a determination that persons are affiliated for any other purpose.

        As of March 18, 2003, 32,273,801 shares of Common Stock, $.0001 par value per share, were outstanding.

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

        All references to "we, "us," "our," or "Cross Country" in this Report on Form 10-K means Cross Country, Inc.

i

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Business-Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003.

PART I

ITEM 1.    BUSINESS

Overview of Our Company

        We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment, which represents approximately 92% of our revenue, is comprised of travel nurse and allied health staffing, per diem nurse staffing and clinical research trials staffing. Approximately 80% of our revenue is derived from travel nurse staffing services. Our other staffing services include the placement of allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, and the placement of clinical research professionals. Our Other Human Capital Management Services business segment, which represents approximately 8% of our revenues, consists of education and training, healthcare consulting, and physician and executive search services.

        Our active client base includes more than 3,000 hospitals, pharmaceutical companies and other healthcare providers across all 50 states. Our fees are paid directly by our clients rather than by government or other third-party payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements. We are well positioned to take advantage of current industry dynamics, including the growing shortage of nurses in the United States, the growing demand for healthcare services due to an aging population and the secular trend among healthcare providers toward outsourcing staffing services. For the year ended December 31, 2002, our revenue was $640.0 million and our net income was $29.8 million, or $0.88 per diluted share.

Overview of Our Industry

        The Staffing Industry Report, an independent staffing industry publication, estimates that the healthcare segment of the temporary staffing industry was $8.5 billion in 2001, an increase of 18% from $7.2 billion in 2000. Nurse staffing represents over 70% of the revenue generated in the temporary medical staffing industry.

        The most common temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses.

  •
  Travel nurse staffing involves placement of registered nurses on a contracted, fixed-term basis. Assignments may range from several weeks to one year, but are typically 13 weeks long and involve temporary relocation to the geographic area of the assignment. Travel nurses provide a long-term solution to a nurse shortage, provide hospitals and other healthcare facilities with the flexibility to manage changes in their staffing needs due to shifts in demand, represent a pool of potential full-time job candidates and enable healthcare facilities to provide their patients with continuity of care. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements.

  •
  Per diem staffing comprises the majority of temporary healthcare staffing and involves placement of locally based healthcare professionals on very short-term assignments, often for daily shift work, with little advance notice of assignments by the client.

Industry Dynamics

        Shortage of Nurses.    There is a pronounced shortage of registered nurses, especially experienced acute care specialty nurses, which staff operating rooms, emergency rooms, intensive care units and pediatric wards. The American Hospital Association currently estimates the shortage of nurses to be approximately 126,000. The nurse shortage is expected to grow over the coming decades to an estimated 20% below requirements by the year 2015 and 29% below requirements by the year 2020, according to a report by the U.S. Department of Health and Human Services (July 2002). Similarly, a 2002 report to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) titled "Health Care at the Crossroads—Strategies for Addressing the Evolving Nursing Shortage," quantified this shortage stating that by the year 2020 there will be at least 400,000 fewer nurses available to provide care than will be needed.

        According to the July 2002 report mentioned above, the national shortage of registered nurses is not evenly distributed across the U.S. In 2000, 30 states were estimated to have shortages. By the year 2020, 44 states and the District of Columbia are projected to have shortages.

        Several factors have contributed to the decline in the supply of nurses:

  •
  The nurse pool is getting older and approaching retirement age. Several factors contribute to the aging of the registered nurse workforce: (1) the decline in number of nursing school graduates, (2) the higher age of recent graduates, and (3) the aging of the existing pool of licensed nurses. The largest source of new registered nurses, associate-degreed nurses, are on average 33 years old when they graduate and considerably older than in 1980 when the average age was 28. The JCAHO report outlined the average age of a working registered nurse at 43.3 and increasing at a rate more than twice that of other workforces in this country. In contrast, 12% of registered nurses are under age 30, a 41% decline compared to a 1% decline for other occupations since 1983. The slowing of new, young entrants combined with an accelerating retirement rate for older registered nurses is expected to result in a national supply of nurses in the year 2020 that will not only be older, but no larger in number than the supply projected for the year 2005. By the year 2010, it is projected that the average age of working registered nurses will be 50.

  •
  Approximately 60% of nurses work in hospitals. Many registered nurses are leaving the hospital workforce through retirement, death or by choosing careers outside of acute care hospitals or in professions other than nursing. There are currently more than 500,000 licensed nurses not employed in nursing. According to a Peter D. Hart Research Associates study (April 2001), the top reasons nurses leave patient care, besides retirement, is to seek a job that is less stressful and less physically demanding (56%), seek more regular hours (22%) and desire more compensation (18%). Among working hospital nurses, understaffing (39%) and the stress and physical demands of the job (38%) were cited as the biggest problems with nursing.

  •
  Enrollment levels in nursing schools declined in the last half of the 1990s, resulting in 26% fewer registered nurse graduates in 2000 than in 1995. Declines were seen across all degree programs—diploma, associate degrees and baccalaureate. Similarly, the numbers of domestically educated candidates taking the registered nurse licensing examination (NCLEX) for the first time has declined at an average of 5.5% for each of the past six years, as reported by the National Council of State Boards of Nursing, Inc. While the American Association of Colleges

    of Nursing (AACN) reported a 3.7% increase in baccalaureate enrollment between 2000 and 2001, there are approximately 21,000 fewer nursing students than in 1995. In addition, the relatively longer educational time frame required to complete baccalaureate studies increases the length of time before students can take the NCLEX test and emerge as licensed nurses.

  •
  The shortage of nurses is mirrored by a corresponding shortage of nursing faculty. As a result of the faculty shortage, nursing schools turned away 5,000 qualified baccalaureate program applicants in 2001. Nursing school faculty members average age 51—eight years older than the average age of all registered nurses. Doctorally prepared faculty members are even older with an average age of 56 for professors; 54 for associate professors and 50 for assistant professors. As the supplier of a majority of the pool of nurse educators, the American Association of Colleges of Nurses reports that doctoral nursing enrollments grew by only 1.5% from 2001 to 2002. The shortage of nurses drives demand for our services because hospitals turn to temporary nurses as a flexible way to manage changes in demand of their permanent staff and make up for budgeted shortfalls in staffing.

        Increasing Utilization of Healthcare Services.    There are a number of factors driving an increase in the utilization of healthcare services, including:

  •
  A projected 18% increase in population between the year 2000 and 2020, resulting in an additional 50 million people who will require health care—19 million of which will be in the 65-and-over age group (Report by US. Department of Health and Human Services—July 2002).

  •
  The aging of Americans. Baby boomers are just entering the 55 to 64 age group, where inpatient days per thousand are 58% higher than in the 45 to 54 age group, and 121% higher than in the 35 to 44 age group. National spending on hospital services increased $83.6 billion between 1997 and 2001. Of this increase, the most significant source of growth (55.4%) was volume—more people using hospital services. For the period 2001 to 2003, labor costs, pushed up by the nursing shortage, are projected to account for 38.8% of the increase in spending on hospital care and volume (population) growth is associated with 20% of the increase (Cost of Caring: Key Drivers of Growth in Spending on Hospital Care by PriceWaterhouseCoopers—February 2003).

  •
  Advances in medical technology and healthcare treatment methods that attract a greater number of patients with complex medical conditions requiring higher intensity of care.

        Spending on hospital services has grown 61% over the past 10 years. The Centers for Medicare and Medicaid Services project that annual growth in spending on hospital services will remain relatively constant at about 6% throughout the next decade while total healthcare expenditures are expected to grow by an average of 7.1% annually from 2001 through 2010. During the past few years, growth in spending on hospital services has moderated—from 8.3% in 2001 to 7.4% in 2002, and is expected to be 5.5% in 2003.

        Increased Outsourcing of Staffing Services.    The use of temporary personnel enables healthcare providers the flexibility to vary their staffing levels to match the changes in demand of their permanent staff caused by both planned and unplanned vacancies. Healthcare providers also use temporary personnel to address budgeted shortfalls due to vacancy rates and are increasingly using temporary staffing to manage seasonal fluctuations in demand for their services. The following factors have created seasonal fluctuations in demand for healthcare personnel:

  •
  Seasonal population swings, in the sun-belt states of Florida, Arizona and California in the winter months and the northeast in the summer months.

  •
  Seasonal changes in occupancy rates that tend to increase during the winter months and decrease during the summer months.

        From 1997 to 2001, the growth in the number of agency nurses was 46% compared to 7% for hospital nurses, according to the PriceWaterhouseCoopers 2003 report. The healthcare staffing industry also includes the temporary staffing of doctors and dentists, allied health personnel and professionals, and advanced practice professionals, but excludes home healthcare services.

        Temporary Decrease in Demand.    We believe that hospitals have taken nurse-staffing actions that have decreased demand for travel nurse staffing, which we believe has temporarily slowed our rate of revenue growth during the later part of 2002. We believe these decisions have resulted in increased reliance on staff nurse overtime, increased patient-to-nurse ratios and high wage and compensation increases, including sign-on bonuses, by the hospitals. We also believe that due to present economic conditions, where many nurse's spouses have been laid off and severance and unemployment benefits have ended, many part-time nurses employed directly by hospitals who would have typically worked two shifts or less per week have increased the number of shifts worked at their hospitals and are doing so at the prevailing hospital wage. Other factors that affect the demand for our services are patient occupancy rates. As occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. Additionally, we may experience more competitive pricing pressure during these periods of decreased demand.

        Legislation Change that will Increase Demand.    In response to concerns by consumer groups over the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures on nurses, a number of states have either passed or introduced legislation related to prohibiting mandatory overtime and addressing nurse-to-patient ratios. The passage of such legislation is expected to increase the demand for nurses. California, in particular, has passed legislation requiring minimum nurse-to-patient ratios at all hospitals. Maine, New Jersey and Oregon have passed legislation limiting mandatory overtime for nurses. Several states are considering, or have already introduced, similar legislation.

Our Competitive Strengths

        Our competitive strengths include:

  •
  Leader in Rapidly Growing Nurse Staffing Industry. We have operated in the travel nurse staffing industry since the 1970s and have the leading brand name based on revenue. Our Cross Country TravCorps brand is well recognized among leading healthcare providers and professionals. We believe that through our existing relationships with travel nurse staffing clients, we are positioned to effectively market our complementary services, which include staffing of allied health and clinical trial professionals, search and recruitment, consulting, and education and training to our existing client base.

  •
  Strong and Diverse Client Relationships. We provide staffing solutions to an active client base of over 3,000 hospitals, pharmaceutical companies and other healthcare providers across all 50 states. No single client accounted for more than 3% of our revenue in 2002. In 2002, we worked with over 70% of the nation's top hospitals, as identified by "U.S. News & World Reports". We provide temporary staffing to our clients through assignments that typically have terms of 13 weeks or longer.

  •
  Fees Paid Directly by Clients. Our fees are paid directly by our clients rather than by government or other third-party payors. As a result, we have no exposure to Medicare or Medicaid reimbursements.

  •
  Leader in Recruiting and Employee Retention. We are a leader in the recruitment and the retention of highly qualified healthcare professionals. We recruit healthcare professionals from all 50 states and Canada. We also recruit registered nurses from English-speaking foreign countries, assist them in obtaining U.S. nursing licenses, sponsor them for U.S. permanent residency visas and then place them in domestic acute care hospitals. In 2002, approximately 15,700 field staff completed applications were added to our database. Employee referrals generated a majority of our new candidates. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits. In 2002, approximately 70% of our nurses accepted a new assignment with us within 35 days of completing a previous assignment with us. In 1996, we established Cross Country University, the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center. Cross Country University provides accreditation and continuing education to our nurses and other healthcare professionals.

  •
  Scalable and Efficient Operating Structure. We have an efficient centralized operating structure that at year-end 2002 included a database of more than 170,000 nurses and other healthcare professionals who completed job applications with us. Our size and centralized structure provide us with operating efficiencies in key areas such as recruiting, advertising, marketing, training, housing and insurance benefits. Our integrated proprietary information system enables us to manage virtually all aspects of our travel staffing operations. This system is designed to accommodate significant future growth of our business.

  •
  Quality Assurance. Our quality assurance department is structured to ensure that our healthcare clients receive professionals that are qualified to meet their needs. Each new candidate that submits an application with us is screened before being placed at a healthcare facility. Our internal screening process requires that each new candidate has the experience, skills, credentials, education and licensing required generally of all of our candidates. Our quality assurance department also verifies the work history and references of each candidate and ensures that each candidate meets the specific requirements of each hospital client regarding, among other things, background checks, health records, drug screening, continuing education and certifications. In addition, our quality assurance department evaluates our candidates on a continual basis through a written evaluation process. Our healthcare clients deliver evaluations to us after each candidate completes an assignment so that we have direct feedback from them.

  •
  Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management team has played a key role in the development of the travel nurse staffing industry. Our management team, which averages more than 10 years of experience in the healthcare industry, has consistently demonstrated the ability to successfully identify and integrate strategic acquisitions.

Our Business

Healthcare Staffing Services

Nurse Staffing

        We are a leading provider of travel nurse staffing services in the U.S. In 2002, we reorganized the delivery of our healthcare staffing services under the Cross Country Staffing umbrella to provide fixed-term, flexible-term and permanent staffing solutions on an integrated basis. Cross Country Staffing provides hospital clients with a single point of access to our differentiated nurse recruitment brands consisting of Cross Country TravCorps, NovaPro, Cross Country Local and Assignment America, which allows us to recruit nurses and allied healthcare professionals on a domestic and international basis, and deliver an array of high quality staffing services. Nurse staffing services represented approximately 87% of this segment's revenue in 2002.

        We provide credentialed nurses for contracted fixed-term and flexible-term assignments at public and private, and for-profit and not-for-profit facilities throughout the U.S., Canada, Bermuda and the

U.S. Virgin Islands. The majority of our assignments are at acute care hospitals, including teaching institutions, trauma centers and community hospitals located in major metropolitan areas. We also provide other healthcare professionals, which include operating room technicians, therapists and other allied health and advanced practice professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, in a wide range of specialties. We also fill staffing assignments in non-acute care settings, including nursing homes, skilled nursing facilities and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools.

        In addition, we provide contractual per diem nurse staffing services to healthcare facilities as a staffing solution to fill the immediate needs in managing both their day-to-day shift coverage and varying-length local shift coverage. We operate our per diem nurse staffing services under a centralized model that leverages the quality of recruitment and credentialing associated with the reputation and brand recognition of our travel nurse staffing business while providing our hospital clients with 24x7 centralized call center service from our headquarters in Boca Raton, Florida. We also operate 5 local offices, which only conduct recruitment and credentialing. In contrast, traditional per diem staffing businesses operate fully staffed, full-service branches in the cities they serve. In 2002, we provided flexible-term per diem nurse staffing services to healthcare facilities in 25 states. While per diem services accounted for less than 1% of our revenue in 2002, we believe this market presents a significant growth opportunity.

Sales and Marketing

        During 2002, we reorganized our sales and marketing efforts to respond to changing industry dynamics. To accomplish this task, Cross Country Staffing markets all the Company's differentiated nurse and allied recruitment brands to hospitals on an integrated basis.

        The Cross Country Staffing sales and marketing organization is focused on obtaining preferred provider relationships with existing and new hospital clients and healthcare purchasing organizations. The organizational structure includes a National Accounts Team, Territory Sales Team, Account Managers, and Product Specialists who provide a support function.

        Brand Marketing.    Our brand marketing initiatives help develop and foster Cross Country's image in the markets we serve. Our brand is reinforced by our professionally designed website, brochures and pamphlets, direct mail and advertising materials. We believe that our branding initiatives, coupled with our high-quality client service, differentiate us from our competitors and establish us as a leader, in terms of brand recognition, in temporary nurse staffing.

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

Nurse Recruiting

        We operate differentiated nurse recruitment brands consisting of Cross Country TravCorps, NovaPro, Cross Country Local and Assignment America, which allow us to recruit nurses and allied healthcare professionals on a domestic and international basis, and deliver an array of high quality staffing services. We believe that these professionals are attracted to us because we offer them high levels of customer service, as well as a wide range of diverse assignments at attractive locations primarily throughout the United States as well as in Canada, Bermuda and the U.S. Virgin Islands.

        Our nurse recruiters are a vital component of our business, responsible for establishing and maintaining key relationships with candidates from their introduction to the Company. Our recruiters work with the candidates throughout the placement process on their first assignment as well as subsequent assignments. We believe our strong retention rate is a direct result of these relationships. During 2002, we substantially increased the number of our nurse recruiters from 75 to 121 at year-end, thus increasing our internal capacity to match the supply of qualified nurse candidates in our database with the demand of positions from our hospital clients. We believe we have an adequate number of nurse recruiters to support the present level of demand.

        Our Cross Country TravCorps and NovaPro brands recruit credentialed nurses and other healthcare professionals, including operating room technicians, therapists and other allied health and advanced practice professionals such as radiology technicians, rehabilitation therapists and respiratory therapists, for placement on fixed-term and flexible-term travel assignments away from their homes and local travel assignments. Our purchase of NovaPro in January of 2002 was our first step towards segmenting the nurse population. The working nurses of Cross Country Travcorps and NovaPro each fit a different demographic. Our Cross Country TravCorps brand offers nurses a more standardized benefits package while our NovaPro brand targets nurses seeking more customized benefits packages.

        Our Cross Country Local brand recruits credentialed nurses and other healthcare professionals for flexible-term local per diem assignments at healthcare facilities made on short-notice to fill day-to-day shift coverage and varying-length shift coverage. We operate our flexible-term per diem staffing on a 24x7 basis from a centralized call center at our headquarters in Boca Raton, Florida. In 2002, we provided flexible-term per diem nurse staffing services to healthcare facilities in 25 states. We also operated five local offices that only conduct recruitment and credentialing in Florida (two offices), Arizona, Illinois and Washington.

        In 2001, we initiated Assignment America, our international recruitment brand designed to address the present shortage of nurses in the U.S. by attracting foreign-trained nurses and supplementing nurse recruiting activities in the U.S. and Canada by our Cross Country TravCorps and NovaPro brands. Assignment America currently recruits experienced acute-care nurses from English-speaking foreign countries (the United Kingdom, Ireland, New Zealand and Australia), executes their licensure and immigration requirements, and prepares them personally and professionally for their transition into the U.S. prior to placing them on long-term domestic assignments in acute care facilities. In January 2003, due to the current demand environment, Assignment America altered its recruitment model to focus on certain specialties. These specialties continue to have increases in demand year over year and include nurses that have completed their Commission on Graduates of Foreign Nursing Schools Certificate Program to better meet efficiencies of the U.S Boards of Nursing and current immigration procedures. Assignment America currently has 342 nurses in its pipeline at various stages of the licensure and immigration process.

Recruiting and Retention

        In 2002, approximately 15,700 completed field staff applications were added to our database. More than half of our field employees have been referred by current or former employees, with the remainder attracted by advertisements in trade publications and our internet website. Our internet site allows potential applicants to review our business profile, apply on-line, view our company-provided housing and participate in on-line forums. We offer appealing assignments, attractive compensation packages, housing and other benefits, as well as substantial training opportunities through Cross Country University.

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

        Our recruiters utilize our sophisticated database of positions, which is kept up-to-date by our account managers, to match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, the account manager reviews the candidate's resume package before submitting it to the client for review. Our educational and training services give us a competitive advantage by enhancing both the quality of our nurses and the effectiveness of our recruitment efforts. We typically monitor the quality of our workforce in the field through performance reviews after each assignment and further develop the capabilities of our recruits through our Cross Country University brand. These services offer substantial benefits, such as:

  •
  Improving the quality of our nurses by offering them substantial training opportunities;

  •
  Enabling our nurses to easily complete state licensing requirements;

  •
  Providing professional development opportunities to our nurses; and

  •
  Enhancing our image within the industry.

Contracts With Field Employees and Clients

        Each of our traveling field employees works for us under a contract. These contracts typically last 13 weeks. Our traveling field employees that are payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, including applicable overtime, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits and professional liability insurance and OSHA requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments we lease and travel services. Our contract with the healthcare professional obligates us to provide these services to the healthcare professional. We are compensated for the services we provide at a predetermined rate negotiated with our hospital client, without regard to our cost of providing these services. Currently approximately 99% of our employees work for us under payroll contracts. Our fees are paid directly by our clients rather than by government or other third-party payors. In 2002, we completed approximately 18,700 individual assignments, typically lasting 13 weeks. In 2001, we completed approximately 17,000 individual assignments.

Operations

        We operate from a centralized business model servicing all of the assignment needs of our field employees and client facilities through operations centers located in Boca Raton and Tampa, FL and Malden, MA. These centers perform key support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, client care, and risk management.

        Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automated Data Processing (ADP) for payroll processing. As a result, biweekly client billings are generated automatically once the payroll information is complete, enabling real time management reporting capabilities as to hours worked, billings and payroll costs. Our payroll department also provides customer support services for field employees who have questions.

        We have approximately 3,100 apartments on lease throughout the U.S. Our client housing department secures leases, and arranges for furniture rental and utilities for field employees at their assignment locations. Typically, we provide for shared accommodations at no cost to the healthcare professional on assignment with us, with lease terms that generally correspond to the length of the assignment. We believe that our economies of scale help us secure preferred pricing and favorable lease terms.

        We have also developed expertise in insurance, benefits administration and risk management. These programs are partially self-insured and are offered at no cost to our healthcare professionals.

Clinical Research and Trials Staffing

        Through our ClinForce brand, we provide clinical research professionals for both fixed-term contract assignments and permanent placement to many of the world's leading companies in the pharmaceutical, biotechnology, medical device and related industries. We provide an array of professionals in such areas as clinical research and clinical data sciences, medical review and writing, and pharmacoeconomics and regulatory affairs. Our understanding of the clinical research process enables us to provide responsive service to our clients and to offer greater opportunities to our research professionals.

Other Human Capital Management Services

        We provide an array of healthcare-oriented human capital management services, which complement our core travel nurse staffing business. These services include:

        Search and Recruitment.    We provide both retained and contingency search and recruitment services to healthcare organizations throughout the U.S., including hospitals, pharmaceutical companies, insurance companies and physician groups. Our search services include the placement of physicians, healthcare executives and nurses.

        Healthcare Consulting Services.    We provide healthcare-oriented consulting services, including consulting related to physician compensation, strategy, operations, facilities planning, workforce management and merger integration.

        Education and Training Services.    Cross Country University (CCU) provides continuing education programs to the healthcare industry. CCU holds national conferences, as well as one-day seminars, on topics relevant to nurses and other healthcare professionals. In 2002, CCU produced 4,623 seminars and conferences that were attended by approximately 143,700 registrants in 265 cities across the U.S. This compares to more than 3,300 CCU seminars and conferences that were attended by over 92,000 registrants in more than 200 cities across the U.S. in 2001. In addition, we extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

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

Growth Strategy

        Despite the reduction in overall demand for outsourced healthcare staffing, there still remains a level of unmet demand for our fixed- and flexible-term healthcare staffing services. We are striving to meet a greater portion of this demand by recruiting additional licensed nurses and other healthcare professionals, establishing preferred provider relationships with hospital clients, and managing our internal capacity to maximize the changing supply and demand requirements of the healthcare staffing marketplace. We intend to continue to grow our businesses by:

  •
  Enhancing Our Recruitment Efforts to Increase the Supply of Licensed Nurses and Other Healthcare Professionals.  Our recruitment strategy is focused on:
  •
  Utilizing a segmented brand approach to recruit nurses and other healthcare professionals on a domestic and international basis while segmenting the nurse marketplace with differentiated brand offerings.
  •
  Increasing the number of referrals from existing field employees by providing them with superior service.
  •
  Expanding our advertising presence to reach more nursing professionals.
  •
  Using the internet to accelerate the recruitment-to-placement cycle.
  •
  Improving the productivity of staff dedicated to the recruitment of new nurses.
  •
  Expanding the Range of Services We Offer our Clients.  We plan to utilize Cross Country Staffing as a vehicle to provide hospital clients with a single point of access to our integrated delivery of fixed-term, flexible-term and permanent healthcare staffing solutions.
  •
  Preferred Provider Relationships.  We plan to focus on establishing preferred provider relationships with our existing hospital clients and healthcare organizations that we do not presently provide staffing services for. We also plan to utilize our relationships with existing travel staffing clients to more effectively market our complementary services, including staffing of clinical trials and allied health professionals, search and recruitment, consulting, and education and training.
  •
  Increasing Our Market Presence in the Flexible-Term Per Diem Staffing Market.  We intend to use our existing brand recognition, client relationships and database of nurses who have expressed an interest in flexible-term assignments to expand our per diem services to the acute care hospital market. While we have not historically had a significant presence in per diem staffing services, we believe that this market presents a substantial growth opportunity.
  •
  Acquiring Complementary Businesses.  We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence.
  •
  Increasing Operating Efficiencies.  We seek to increase our operating margins by increasing the productivity of our administrative personnel, using our purchasing power to achieve greater savings in key areas such as housing and benefits and continuing to invest in our information systems.

Competitive Environment

        The fixed- and flexible-term travel and per diem nurse staffing industry is highly competitive, with limited barriers to entry. Our principal competitor in the fixed-term travel nurse staffing industry is AMN Healthcare Services, Inc. We also compete with a number of nationally and regionally focused temporary nurse staffing companies that have the capabilities to relocate nurses geographically and, to a lesser extent, with local temporary nurse agencies. In addition, the markets for our clinical trials and allied staffing services and for our healthcare-oriented human capital management services are highly competitive and highly fragmented, with limited barriers to entry.

        The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, quality of accommodations, quality and breadth of assignments, speed of placements, quality of recruitment teams and reputation. We believe that persons seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing firms, and that multiple staffing companies have the opportunity to place employees with many of our clients. Therefore, the ability to respond to candidate inquiries and submit candidates to clients more quickly than our competitors is an important factor in our ability to fill assignments. In addition, because of the large overlap of assignments, we focus on retaining field employees by providing long-term benefits, such as 401(k) plans and cash bonuses. Although we believe that the relative size of our database and economies of scale derived from the size of our operations make us an attractive employer for nurses seeking travel opportunities, we expect competition for candidates to continue to increase.

        The principal competitive factors in attracting and retaining temporary healthcare staffing clients include the ability to fill client needs, price, quality assurance and screening capabilities, compliance with regulatory requirements, an understanding of the client's work environment, risk management policies and coverages, and general industry reputation. In addition, the level of demand for outsourced nurse staffing is influenced by national healthcare spending and spending on hospital care; general economic conditions and its impact on national, regional and local labor markets, and; the corresponding supply of full- and part-time hospital-based nurses willing to work at prevailing hospital wages.

Regulatory Issues

        In order to service our client facilities and to comply with OSHA and JCAHO standards, we have a risk management program. The program is designed to protect against the risk of negligent hiring by requiring a detailed skills assessment from each healthcare professional. In addition, we have a claims-based professional liability insurance policy pursuant to which we provide primary coverage of $2 million for each occurrence through a self-insured retention program that is guaranteed by a $2 million irrevocable letter of credit held by our excess insurance provider. We also provide up to $10 million in umbrella liability insurance coverage after the $2 million primary coverage has been exhausted.

        Professional Licensure.    Nurses and most other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff frequently are required to have been certified to provide certain medical care, such as CPR and ACLS, depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, comply with all applicable state laws.

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

        Immigration.    Changes in immigration law and procedures following September 11, 2001 have slowed down our ability to recruit foreign nurses to meet demand, and changes to such procedures in the future could further hamper our overseas recruiting efforts. In addition, our use of foreign nurses may entail greater difficulty in ensuring that each professional has the proper credentials and licensure.

Employees

        As of February 21, 2003, we had approximately 820 corporate employees and approximately 5,500 field employees. None of our employees is subject to a collective bargaining agreement. We consider our relationship with employees to be good.

Available Information

        Financial reports and filings with the Securities and Exchange Commission (SEC) are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, via the internet at our website, www.crosscountry.com

Risk Factors

        In addition to the other information included in this Report on Form 10-K, you should consider the following risk factors.

Although demand for outsourced nurse staffing has declined from higher than average levels during the past several years, industry dynamics are such that we are still unable to recruit enough nurses to meet our clients' demands for our nurse staffing services, limiting the potential growth of our staffing business.

        We rely significantly on our ability to attract, develop and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. Although demand has slowed down, at this time we still do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage of nurses limits our ability to grow our staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will further exacerbate the existing nurse shortage. In addition, in the aftermath of the terrorist attacks on New York and Washington, we experienced a temporary interruption of normal business activity. Similar events in the future could result in additional temporary or longer-term interruptions of our normal business activity.

The costs of attracting and retaining qualified nurses and other healthcare personnel may raise more than we anticipate.

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

        The general level of patient occupancy at our clients' facilities significantly affects demand for our temporary healthcare staffing services. When a hospital's occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of occupancy downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, occupancy at our clients' facilities could decline. This reduction in occupancy could adversely affect the demand for our services and our profitability.

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

        The temporary healthcare staffing industry is regulated in many states. In some states, firms such as our company must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees. In addition, if government regulations were implemented that limited the amounts we could charge for our services, our profitability could be adversely affected.

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

        These acquisitions involve numerous risks, including:

  •
  potential loss of key employees or clients of acquired companies;
  •
  difficulties integrating acquired personnel and distinct cultures into our business;
  •
  difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;
  •
  diversion of management attention from existing operations; and
  •
  assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

        These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

Significant legal actions could subject us to substantial uninsured liabilities.

        In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Our Company may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

        A key component of our business is the credentialing process. Ultimately, any hospital or other health care provider is responsible for its own internal credentialing process, and the provider makes the hiring decision. Nevertheless, in many situations, the provider will be relying upon the reputation and screening process of the company. Errors in this process, or failure to detect a poor or incorrect history, could have a material effect on our reputation. In addition, we do not have access to all of the resources that are available to hospitals to check credentials, such as the National Practitioner Bank.

        To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage is, in part, self-insured. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

        The costs related to obtaining and maintaining professional and general liability insurance and health insurance for healthcare providers has been increasing. The cost of our professional and general liability insurance per FTE increased by approximately 64% in 2002. The cost of our healthcare insurance per FTE increased by approximately 21% in 2002. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs, which may negatively affect our margins. This could have an adverse impact on our financial condition.

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

Our principal stockholders will be able to substantially influence the outcome of all matters submitted to our stockholders for approval, regardless of the preferences of other stockholders.

        Charterhouse Equity Partners III, (CEP III) and investment funds managed by Morgan Stanley Private Equity together own approximately 35% of our outstanding common stock. Accordingly, acting together, they will be able to substantially influence:

  •
  the election of directors;
  •
  management and policies; and

  •
  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

        Currently, our board of directors is comprised of nine members, two of who are designees of CEP III and two of who are designees of investment funds managed by Morgan Stanley Private Equity. Under our stockholders' agreement, CEP III and the funds managed by Morgan Stanley Private Equity each have the right to designate two directors for nomination to our board of directors. This number decreases if either CEP III or the funds managed by Morgan Stanley Private Equity reduce their respective ownership by more than 50% of their holdings prior to our initial public offering. Their interests may conflict with the interests of the other holders of common stock.

CEP III and investment funds managed by Morgan Stanley Private Equity each have demand rights to cause us to file a registration statement under the Securities Act covering resales of their stock and sales of this stock could cause our stock price to decline.

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

        In addition, we registered 4,398,001 shares of common stock for issuance under our stock option plans. Options to purchase 2,937,043 shares of common stock were issued and outstanding as of February 28, 2003, of which, as of February 28, 2003, options to purchase 1,832,522 shares were vested. Common stock issued upon exercise of stock options,, under our benefit plans are eligible for resale in the public market without restriction.

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

ITEM 2.    PROPERTIES

        We do not own any real property. Our principal leases are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters	70,406	April 30, 2008
Malden, Massachusetts	Staffing administration and general office use	30,462	June 30, 2005
Clayton, Missouri	Search and recruitment headquarters	20,539	November 30, 2008
Tampa, Florida	Staffing administration and general office use	17,880	December 31, 2007
Atlanta, Georgia	Consulting headquarters	13,348	August 31, 2005
Durham, North Carolina	Clinical research and trials staffing headquarters	12,744	December 31, 2004

ITEM 3.    LEGAL PROCEEDINGS

        We are not presently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock commenced trading on the Nasdaq National Market under the symbol "CCRN" on October 25, 2001. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of common stock on the Nasdaq National Market. (Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.)

	Closing Sale Prices
Calendar Period
	High	Low
2001
Quarter Ended December 31, 2001 (from October 25, 2001)	$28.00	$20.00
2002
Quarter Ended March 31, 2002	$30.97	$21.13
Quarter Ended June 30, 2002	$38.86	$27.50
Quarter Ended September 30, 2002	$36.51	$12.31
Quarter Ended December 31, 2002	$16.80	$10.40
2003
Quarter Ended March 31, 2003 (through March 25, 2003)	$12.00	$9.98

        As of March 7, 2003, there were approximately 132 stockholders of record of our common stock. In addition, there are approximately 5,100 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

        We have never paid or declared cash dividends on our common stock. We currently intend to use available cash from operations for use in the operation and expansion of our business or to retire debt, to repurchase our common stock or to possibly pay cash dividends. Covenants in our credit facility limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock.

        During 2002, we granted options to purchase a total of 53,279 shares of common stock to employees, including certain senior managers, at a weighted average exercise price of approximately $17.89 per share. Such grants were deemed exempt from registration under the Securities Act in reliance on either: (1) Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701; or (2) Section 4(2) of the Securities Act, including Regulation D there under, as transactions by an issuer not involving any public offering.

        With respect to equity compensation plans as of December 31, 2002, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,974,983	$13.50	948,025
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	2,974,983	$13.50	948,025

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of Cross Country, Inc. included elsewhere in this report. The selected consolidated financial data as of December 31, 2000, and for the five-month period July 30, 1999 to December 31, 1999, are derived from the audited consolidated financial statements of Cross Country, Inc. that have been audited but not included in this report. The selected consolidated financial data as of December 31, 1998 and July 29, 1999 and for the year ended December 31, 1998 and for the seven-month period January 1, 1999 to July 29, 1999 have been derived from the audited financial statements of Cross Country Staffing, our predecessor, that have been audited but not included in this report.

        The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country, Inc., and Cross Country Staffing, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

					Predecessor (a)
	Years Ended December 31,			Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2002	2001	2000	1999(b)	1999	1998
	(Dollars in thousands, except share and per share data)
Consolidated Statement of Operations Data
Revenue from services	$639,953	$504,364	$368,332	$87,727	$106,047	$158,592
Operating expenses:
Direct operating expenses	478,550	377,291	273,094	68,036	80,187	121,951
Selling, general and administrative expenses (c)	94,930	68,560	49,594	9,257	12,688	19,070
Bad debt expense	242	1,274	433	511	157	722
Depreciation	3,524	2,700	1,324	155	212	264
Amortization	3,148	14,851	13,624	4,422	496	859
Non-recurring secondary offering costs (d)	886	—	—	—	—	—
Non-recurring indirect transaction costs (e)	—	—	1,289	—	—	—

Total operating expenses	581,280	464,676	339,358	82,381	93,740	142,866

Income from operations	58,673	39,688	28,974	5,346	12,307	15,726
Other expense:
Interest expense, net	3,753	14,422	15,435	4,821	230	850
Other expense	—	—	—	—	190	183

Income from continuing operations before income taxes	54,920	25,266	13,539	525	11,887	14,693
Income tax expense (f)	(21,254)	(10,862)	(6,807)	(672)	—	—

Income (loss) from continuing operations	33,666	14,404	6,732	(147)	11,887	14,693
Discontinued operations, net of income tax benefit:
Loss from discontinued operations (g)	(3,883)	(741)	(1,680)	(195)	—	—
Loss on disposal (g)	—	(207)	(454)	—	—	—

Net income (loss) before extraordinary item	29,783	13,456	4,598	(342)	11,887	14,693
Extraordinary loss on early extinguishment of debt, net of income tax benefit (h)	—	(4,784)	—	—	—	—

Net income (loss)	$29,783	$8,672	$4,598	$(342)	$11,887	$14,693

Net income (loss) per common share—basic (i):
Income (loss) from continuing operations	$1.04	$0.58	$0.29	$(0.01)
Discontinued operations	(0.12)	(0.04)	(0.09)	(0.01)

Net income (loss) before extraordinary item	0.92	0.54	0.20	(0.02)
Extraordinary loss on early extinguishments of debt	—	(0.19)	—	—

Net income (loss)	$0.92	$0.35	$0.20	$(0.02)

Net income (loss) per common share—diluted (i):
Income (loss) from continuing operations	$1.00	$0.57	$0.29	$(0.01)
Discontinued operations	(0.12)	(0.04)	(0.09)	(0.01)

Net income (loss) before extraordinary item	$0.88	$0.53	$0.20	$(0.02)
Extraordinary loss on early extinguishments of debt	—	(0.19)	—	—

Net income (loss)	$0.88	$0.34	$0.20	$(0.02)

Weighted-average common shares outstanding:
Basic	32,432,026	24,881,218	23,205,388	15,291,749
Diluted	33,653,433	25,222,936	23,205,388	15,291,749
Other Operating Data
Adjusted EBITDA (j)	$66,231	$57,239	$45,211	$9,923	$13,015	$16,849
Adjusted EBITDA as % of revenue	10.3%	11.3%	12.3%	11.3%	12.3%	10.6%
FTE's (k)	5,535	4,816	4,167	2,789	2,466	2,264
Weeks worked (l)	287,820	250,432	216,684	61,358	73,980	117,728
Average healthcare staffing revenue per FTE per week (m)	$2,046	$1,865	$1,619	$1,417	$1,429	$1,347
Net cash flow provided by operating activities	$41,421	$19,795	$11,594	$6,301	$12,178	$14,434
Net cash flow (used in) provided by investing activities	$(18,566)	$(42,321)	$(10,781)	$1,370	$(202)	$(977)
Net cash flow (used in) provided by financing activities	$(8,381)	$25,262	$(5,641)	$(3,101)	$(11,977)	$(13,458)

	As of December 31,
					As of July 29, 1999	As of December 31, 1998
	2002	2001	2000	1999
	(Dollars in thousands)
Consolidated Balance Sheet Data
Working capital	$78,148	$72,732	$36,436	$33,998	$9,752	$12,871
Cash and cash equivalents	17,210	2,736	—	4,828	—	—
Total assets	390,600	361,980	317,626	309,695	44,464	41,901
Total debt	42,815	48,865	157,272	159,074	7,874	13,173
Stockholders' equity (n)	300,832	269,927	123,340	118,742	19,466	13,451

(a)
On July 29, 1999, we acquired the assets of Cross Country Staffing, which, for accounting and reporting purposes, is our predecessor. Financial data for the period prior to July 30, 1999 is that of Cross Country Staffing.

(b)
Includes TravCorps results from December 16, 1999, the date of its acquisition, through December 31, 1999.

(c)
Includes expenses related to a discontinued management incentive compensation plan of $2.1 million for the seven-month period January 1-July 29, 1999. The management incentive compensation plan was discontinued on July 30, 1999.

(d)
Non-recurring secondary offering costs were $0.9 million, all relating to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

(e)
Non-recurring indirect transaction costs consist of non-capitalizable transition bonuses and integration costs related to the TravCorps acquisition and expenses related to this transaction.

(f)
Prior to July 30, 1999, our predecessor, Cross Country Staffing, operated as a partnership under the applicable provisions of the Internal Revenue Code, and, accordingly, income related to the operations of Cross Country Staffing was taxed directly to its partners.

(g)
Reflects the operating results of HospitalHub, Inc. and E-Staff. HospitalHub began operations in 1999. We completed the divestiture of HospitalHub, Inc. during the second quarter of 2001. In March, 2002, we committed to a formal plan to dispose of E-Staff.

(h)
Extraordinary loss on early extinguishment of debt consists of a $1.6 million prepayment penalty from the early redemption of the subordinated pay-in-kind notes and the write-off of $6.4 million of debt issuance costs related to the repayment of borrowings under our credit facility, net of applicable taxes.

(i)
The financial data contained herein for periods prior to July 30, 1999, is that of our predecessor, Cross Country Staffing, a partnership, for which share and per share amounts were not applicable.

(j)
We define Adjusted EBITDA as income before interest, income taxes, depreciation, amortization, non-recurring secondary offering costs and non-recurring indirect transaction costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated from operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(k)
FTE's represent the average number of contract staffing personnel on a full-time equivalent basis.

(l)
Weeks worked is calculated by multiplying the FTE's by the number of weeks during the respective period.

(m)
Average healthcare staffing revenue per FTE per week is calculated by dividing the healthcare staffing revenue by the number of weeks worked in the respective periods. Healthcare staffing revenue includes revenue from permanent placement of nurses.

(n)
Consists of partners' capital for periods prior to July 30, 1999, since our predecessor, Cross Country Staffing, was a partnership.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Financial and Other Data and our consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

        Certain prior year information has been reclassified to conform to the current year's presentation.

Overview

        We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment, which represents approximately 92% of our revenue, is comprised of travel nurse and allied health staffing, per diem nurse staffing and clinical research trials staffing. Approximately 80% of our revenue is derived from travel nurse staffing services. Our other staffing services include the placement of allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, and the placement of clinical research professionals. Our other human capital management services business segment, which represents approximately 8% of our revenues, consists of education and training, healthcare consulting, and physician search services. For the year ended December 31, 2002, our revenue and income before interest, income taxes, depreciation, amortization, non-recurring secondary offering costs and non-recurring indirect transaction costs as shown on the consolidated statement of operations (Adjusted EBITDA) were $640.0 million and $66.2 million, respectively.

History

        In July 1999, an affiliate of Charterhouse Group International, Inc. and certain members of management acquired the assets of Cross Country Staffing, our predecessor, from W. R. Grace & Co. Upon the closing of this transaction, we changed from a partnership to a C corporation form of ownership. In December 1999, we acquired TravCorps Corporation (TravCorps), which was owned by investment funds managed by Morgan Stanley Private Equity and certain members of TravCorps' management and subsequently changed our name to Cross Country TravCorps, Inc. In May 2001, we changed our name to Cross Country, Inc.

Revenue

        Our travel and per diem nurse staffing revenue is received primarily from acute care hospitals. Our clinical trials staffing revenue is received primarily from pharmaceutical and biotechnology companies, as well as medical device manufacturers. Revenue from allied health staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, sports medicine clinics and schools. Revenue from our search and recruitment, consulting and education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients rather than by government or other third-party payors.

        During 2002, we adopted the provisions of the Financial Accounting Standard Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This EITF requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and a corresponding expense in the consolidated statements of operations. Prior to the adoption of this EITF, we reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to direct operating expenses and selling, general, and administrative expenses. Accordingly, we have adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase in expenses, related to reimbursable expenses. This change in classification has not had an effect on current or previously reported net income, or net income per share.

        Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees' time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees' time worked but not yet paid. Each of our field employees on travel assignment works for us under a contract. These contracts typically last 13 weeks. Payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, including applicable overtime, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits and professional liability insurance and Occupational Safety and Health Administration, or OSHA, requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments leased by us and travel reimbursement. Our contract with the healthcare professional obligates us to provide these services to the healthcare professional. We are compensated for the services we provide at a predetermined rate negotiated with our hospital client, without regard to the our cost of providing these services. Currently, approximately 99% of our employees work under payroll contracts.

        Our healthcare staffing revenue and earnings are impacted by the relative supply of and demand for nurses at healthcare facilities. We rely significantly on our ability to recruit and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare personnel could limit our ability to fill open assignments and grow our revenue and net income.

        The relative demand for our services at client's facilities may also affect the profitability of our business. Of late, many hospitals have taken nurse staffing actions that have decreased demand, which we believe has temporarily slowed our rate of revenue growth during the later part of 2002. We believe these decisions have resulted in increased reliance on staff nurse overtime, increased patient-to-nurse ratios and high wage and compensation increases, including sign-on bonuses, by the hospitals. We also believe that, due to present economic conditions, where many nurse's spouses have been laid off and severance and unemployment benefits have ended, many part-time nurses employed directly by hospitals who would have typically worked two shifts or less per week have increased the number of shifts worked at their hospitals; and are doing so at the prevailing hospital wage. Other factors that affect the demand for our services are patient occupancy rates. As occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. Additionally, we may experience more competitive pricing pressure during these periods of decreased demand.

Acquisitions

        The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price(a)	Potential Earnout	Earnout Earned to date
Jennings, Ryan & Kolb, Inc.	March 2002	Healthcare management consulting services	$2.1 million	$1.8 million over 34 months	$0.5 million
NovaPro	January 2002	Nurse staffing	$7.6 million	—	—
Gill/Balsano Consulting, LLC.	May 2001	Healthcare management consulting services	$1.8 million	$2.0 million over 3 years	$1.2 million
ClinForce, Inc.	March 2001	Clinical trials staffing	$32.8 million	—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$6.6 million	$6.5 million over 3 years	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$1.5 million	$3.8 million(b) over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing- allied and nurse professionals	$77.1 million	—	—

(a)
Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The Travcorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of Travcorps—$32.1 million, plus the assumption of $45.0 million of debt.

(b)
Due to the discontinuance of the E-Staff business we do not expect additional earnout payments to be made.

Discontinued Operations

        In March 2002, we committed to a formal plan to dispose of our subsidiary, E-Staff, through a sale of this business. E-Staff was previously included in our other human capital management services segment. E-Staff is an application service provider that has developed an internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. As an application service provider, E-Staff maintains a database of the client's employees on E-Staff's servers, and prospective E-Staff clients were concerned about placing their health care employees names and credentials on servers owned or controlled by one of the nation's largest healthcare staffing companies. Accordingly, we decided to sell this subsidiary. Pursuant to FASB Statement No. 144, our consolidated financial statements have been reclassified to reflect the discontinuance of E-Staff. The costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the consolidated balance sheets and statements of operations.

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

Goodwill and Other Identifiable Intangible Assets

        Goodwill and other identifiable intangible assets from the acquisition of the assets of our predecessor, Cross Country Staffing, a Partnership, and from subsequent acquisitions were

$226.1 million and $22.9 million, respectively, at December 31, 2002. We adopted the provisions of FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Accordingly, goodwill and certain other identifiable intangible assets are no longer subject to amortization. Instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. Goodwill and other intangible assets represented 82.8% of our stockholders' equity as of December 31, 2002. The amount of definite-lived intangible assets amortized equaled 4.6% of our income from operations for the year ended December 31, 2002.

Results of Operations

        The following table summarizes, for the periods indicated, selected statement of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2002	2001	2000
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	74.8	74.8	74.1
Selling, general and administrative expenses	14.8	13.6	13.5
Bad debt expense	0.1	0.3	0.1

Adjusted EBITDA (a)	10.3	11.3	12.3
Depreciation and amortization	1.0	3.4	4.1
Non-recurring secondary offering and indirect transaction costs	0.1	—	0.3

Income from operations	9.2	7.9	7.9
Interest expense, net	0.6	2.9	4.2

Income from continuing operations before income taxes	8.6	5.0	3.7
Income tax expense	(3.3)	(2.1)	(1.9)

Income from continuing operations	5.3	2.9	1.8
Loss from discontinued operations, net of income taxes	(0.6)	(0.2)	(0.4)
Loss on disposal of discontinued operations, net of income taxes	—	(0.0)	(0.1)

Net income before extraordinary item	4.7	2.7	1.3
Extraordinary loss on early extinguishment of debt	—	(1.0)	—

Net income	4.7%	1.7%	1.3%

(a)
We define Adjusted EBITDA as income before interest, income taxes, depreciation, amortization, non-recurring secondary offering costs and non-recurring indirect transaction costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Segment Information

        The following table presents, for the periods indicated, selected statement of operations data by segment:

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Revenue (a):
Healthcare staffing	$588,743	$466,986	$350,856
Other human capital management services	51,210	37,378	17,476

	$639,953	$504,364	$368,332

Contribution income (b):
Healthcare staffing	$81,160	$70,853	$61,937
Other human capital management services	6,521	4,701	1,315
Unallocated corporate overhead	(21,450)	(18,315)	(18,041)

Adjusted EBITDA	$66,231	$57,239	$45,211

(a)
We adopted EITF Issue No. 01-14, which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. This required certain reclassifications of our revenue, cost of sales and selling, general and administrative expenses. This change has been reflected in all periods presented.

(b)
We define contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. During the year ended December 31, 2002 we refined our methodology for allocating corporate overhead expenses to our segments to more accurately reflect the profitability of each segment. Certain prior year segment data has been reclassified to reflect this improvement in the allocation methodology. Segment information for 2000 was not reclassified as it would not have provided meaningful comparisons. This change in the allocation of overhead expenses does not impact prior year consolidated financial statements. Additionally, E-Staff, which was previously included in other human capital management services, has been included in discontinued operations.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue for the year ended December 31, 2002 totaled $640.0 million as compared to $504.4 million for the year ended December 31, 2001. Comparisons include revenue from the acquisitions in 2002 and 2001. Excluding the effects of these acquisitions, revenue for 2002 increased 19.1% as compared with the year ended December 31, 2001.

        Revenue from our healthcare staffing segment for the year ended December 31, 2002 totaled $588.7 million as compared to $467.0 million for the year ended December 31, 2001. Revenue from NovaPro, acquired in January 2002, and a full year's revenue, rather than 9 1/2 months of revenue from ClinForce in 2001 (as ClinForce was acquired on March 16, 2001) was included in 2002. Excluding the effects of these acquisitions, revenue increased $88.6, million or 19.0%, as compared with 2001 revenue. The increase was attributable to a higher average hourly bill rate in all businesses and an increase in the numbers of field employees in our nurse staffing and allied health staffing businesses, offset in part by a modest reduction in the hours billed per FTE per week. The average number of hours worked per week per FTE continued to decrease in 2002 primarily as a result of an increase in the number of nurses working three 12-hour shifts rather than five 8-hour shifts. For the year ended December 31, 2002, 86.8% of our healthcare staffing revenue was generated by nurse staffing operations and 13.2% was generated by other operations. For the year ended December 31, 2001, 86.5% of our healthcare staffing revenue was generated by nurse staffing operations and 13.5% was generated by other operations.

        Revenue from our other human capital management services segment for the year ended December 31, 2002 totaled $51.2 million as compared to $37.4 million for the year ended December 31, 2001. Revenue in 2002 included JRK, which was acquired March 1, 2002, and 3 months more of Gill/Balsano, which was acquired on April 1, 2001. Excluding the effects of these acquisitions, revenue increased $7.8 million, or 20.8%, as compared with the year ended December 31, 2001. This increase is primarily due to an increase in revenues from our educational seminars business. Revenue from the educational seminars business increased due to an increase in number of seminars conducted and the number of attendees, partially offset by a lower average price per seminar.

        Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $478.6 million for the year ended December 31, 2002 as compared to $377.3 million for the year ended December 31, 2001. As a percentage of revenue, direct operating expenses represented 74.8% of revenue for the years ended December 31, 2002 and 2001.

        Selling, general and administrative expenses for the year ended December 31, 2002 totaled $94.9 million as compared to $68.6 million for the year ended December 31, 2001. As a percentage of revenue, selling, general and administrative expenses represented 14.8% of revenue for the year ended December 31, 2002 compared with 13.6% for the year ended December 31, 2001. This increase is primarily due to increased expenses in our healthcare staffing business. In 2002, we invested in our centralized per diem and international recruitment business and hired additional recruiters for our core travel nurse staffing business.

        Bad debt expense for the year ended December 31, 2002 totaled $0.2 million as compared to $1.3 million for the year ended December 31, 2001. As a percentage of revenue, bad debt expense represented 0.1% of revenue for 2002 compared with 0.3% for 2001. This decrease was due to improved collections coupled with a decrease in write-offs.

        Adjusted EBITDA, as a result of the above, totaled $66.2 million for the year ended December 31, 2002 as compared to $57.2 million for the year ended 2001. As a percentage of revenue, Adjusted EBITDA represented 10.3% of revenue for the year ended December 31, 2002 compared with 11.3% for the year ended December 31, 2001.

        Depreciation and amortization expense for the year ended December 31, 2002 totaled $6.7 million as compared to $17.6 million for the year ended December 31, 2001. As a percentage of revenue, depreciation and amortization expense declined to 1.0% for the year ended December 31, 2002 from 3.4% for the year ended December 31, 2001. This decrease was primarily due to a decrease in amortization of intangibles as a result of the adoption of FASB Statement No. 142 in January 2002 and the write-off of $6.4 million of debt issuance costs in October 2001 as a result of our initial public offering. FASB Statement No. 142 promulgates that goodwill and certain intangible assets that have indefinite lives should not be amortized. Instead, goodwill and certain intangible assets are reviewed annually for impairment. No impairment charges were necessary as of December 31, 2002.

        Non-recurring secondary offering costs for the year ended December 31, 2002 were $0.9 million, all relating to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

        Income from operations for the year ended December 31, 2002 totaled $58.7 million as compared to $39.7 million for the year ended December 31, 2001. As a percentage of revenue, income from operations represented 9.2% of revenue for the year ended December 31, 2002 compared with 7.9% for the year ended December 31, 2001.

        Net interest expense for the year ended December 31, 2002 totaled $3.8 million as compared to $14.4 million for the year ended December 31, 2001. The decrease in 2002 was primarily due to the repayment of approximately $134.5 million of debt with the proceeds received from our initial public offering of common stock in October 2001.

        Income from continuing operations before income taxes for the year ended December 31, 2002 totaled $54.9 million as compared to $25.3 million for the year ended December 31, 2001.

        Income tax expense for the year ended December 31, 2002 was $21.3 million as compared to $10.9 million for the year ended December 31, 2001. The Company's effective tax rate was 38.7% for the year ended December 31, 2002 and 43.0% for the year ended December 31, 2001. The tax rate has been impacted by our adoption of FASB Statement No. 142. Certain non-tax deductible intangible assets, which were being amortized for financial reporting purposes during the year ended December 31, 2001, were not amortized during the year ended December 31, 2002. The tax treatment of these intangible assets remained the same. Accordingly, the effective tax rate was lower during the year ended December 31, 2002.

        As a result of the above, income from continuing operations totaled $33.7 million, or $1.00 per diluted share, for the year ended December 31, 2002 as compared to $14.4 million, or $0.57 per diluted share for the year ended December 31, 2001.

        Losses from discontinued operations, net of income tax benefits, for the years ended December 31, 2002 and December 31, 2001, were $3.9 million and $0.9 million, respectively. Losses from discontinued operations in the year ended December 31, 2002 include E-Staff's results of operations and an impairment charge of $2.5 million after-taxes relating to the development of our E-Staff technology, a web-enabling scheduling business. Losses in the year ended December 31, 2001 include the results of operations of E-Staff and adjustments to the estimated loss on disposal of the HospitalHub business, which was sold in June 2001.

        Net income for the year ended December 31, 2002 totaled $29.8 million, or $0.88 per diluted share, as compared to $8.7 million, or $0.34 per diluted share for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue for the year ended December 31, 2001 totaled $504.4 million as compared to $368.3 million for the year ended December 31, 2000. Revenue included from ClinForce and Heritage, which were acquired on March 16, 2001 and December 26, 2000, respectively, totaled $43.7 million for the year ended December 31, 2001. Excluding the effects of these acquisitions, revenue increased 25.1%, as compared with the year ended December 31, 2000.

        Revenue from our healthcare staffing segment for the year ended December 31, 2001 totaled $467.0 million as compared to $350.9 million for the year ended December 31, 2000. Revenue included from ClinForce totaled $28.8 million for the year ended December 31, 2001. Excluding the effect of this acquisition, revenue increased $87.3 million or 24.9%, as compared with 2000 revenue. The increase was attributable to a higher average hourly bill rate in all businesses and increased numbers of field employees in both the travel nursing and allied health staffing businesses, offset in part by a modest reduction in the hours billed per FTE per week. The average number of hours worked per week per FTE decreased primarily as a result of an increase in the number of nurses working three 12-hour shifts rather than five 8-hour shifts. For the year ended December 31, 2001, 86.5% of our healthcare staffing revenue was generated by nurse staffing operations and 13.5% was generated by other operations. For the year ended December 31, 2000, 92.7% of our healthcare staffing revenue was generated by nurse staffing operations and 7.3% was generated by other operations. This shift is primarily a result of our expansion of healthcare staffing services into the clinical trials sector through our acquisition of ClinForce.

        Revenue from our other human capital management services segment for the year ended December 31, 2001 totaled $37.4 million as compared to $17.5 million for the year ended December 31, 2000. Revenue included from Heritage totaled $14.9 million for the year ended December 31, 2001. Excluding the effect of this acquisition, revenue increased $5.0 million, or 28.5%, as compared with the year ended December 31, 2000. This increase is primarily due to more favorable pricing in our physician search and existing consulting businesses, as well as our acquisition of Gill/Balsano.

        Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $377.3 million for the year ended December 31, 2001 as compared to $273.1 million for the year ended December 31, 2000. As a percentage of revenue, direct operating expenses represented 74.8% of revenue for the year ended December 31, 2001 compared with 74.1% for the year ended December 31, 2000. The increase in direct operating expenses as a percent of revenue was mostly attributable to an increase in field salaries, housing costs, and health and professional liability insurance, along with an increase in the percentage of nurses working under staffing rather than mobile contracts. These increases were partly offset by the relatively lower direct operating expenses as a percent of revenue for each of ClinForce and Heritage.

        Selling, general and administrative expenses for the year ended December 31, 2001 totaled $68.6 million as compared to $49.6 million for the year ended December 31, 2000. As a percentage of revenue, selling, general and administrative expenses represented 13.6% of revenue for the year ended December 31, 2001 compared with 13.5% for the year ended December 31, 2000.

        Bad debt expense for the year ended December 31, 2001 totaled $1.3 million as compared to $0.4 million for the year ended December 31, 2000. As a percentage of revenue, bad debt expense represented 0.3% of revenue for 2001 compared with 0.1% for 2000. This increase is primarily due to an increase in the percentage of accounts receivable greater than 90 days.

        Adjusted EBITDA, as a result of the above, totaled $57.2 million for the year ended December 31, 2001 as compared to $45.2 million for the year ended December 31, 2000. As a percentage of revenue, Adjusted EBITDA represented 11.3% of revenue for the year ended December 31, 2001 compared with 12.3% for the year ended December 31, 2000.

        Depreciation and amortization expense for the year ended December 31, 2001 totaled $17.6 million as compared to $14.9 million for the year ended December 31, 2000. The increase in depreciation and amortization expense in 2001 was due primarily to increased amortization of goodwill and other intangibles resulting from the Heritage and ClinForce acquisitions. As a percentage of revenue, depreciation and amortization expense represented 3.4% of revenue for 2001 compared with 4.1% for the year ended December 31, 2000.

        Non-recurring indirect transaction costs totaled $1.3 million for the year ended December 31, 2000, which consisted primarily of transition bonuses related to the TravCorps acquisition.

        Income from operations for the year ended December 31, 2001 totaled $39.7 million as compared to $29.0 million for the year ended December 31, 2000. As a percentage of revenue, income from operations represented 7.9% of revenue for the years ended December 31, 2001 and 2000.

        Net interest expense for the year ended December 31, 2001 totaled $14.4 million as compared to $15.4 million for the year ended December 31, 2000. The decrease in 2001 was primarily due to the repayment of approximately $134.5 million debt with the proceeds received from our initial public offering of common stock in October 2001 and a decrease in interest rates.

        Income from continuing operations before income taxes for the year ended December 31, 2001 totaled $25.3 million as compared to $13.5 million for the year ended December 31, 2000.

        Income tax expense for the year ended December 31, 2001 was $10.9 million as compared to $6.8 million for the year ended December 31, 2000. The Company's effective tax rate was 43.0% for the year ended December 31, 2001 and 50.3% for the year ended December 31, 2000. This decline in our effective tax rate was primarily a result of non-deductible amortization expenses representing a smaller proportion of our income from continuing operations before income taxes. For the year ended December 31, 2001 and 2000, amortization of non-deductible intangibles resulting from the TravCorps acquisition was $2.0 million and $2.8 million, respectively.

        As a result of the above, income from continuing operations totaled $14.4 million, or $0.57 per diluted share, for the year ended December 31, 2001 as compared to $6.7 million, or $0.29 per diluted share for the year ended December 31, 2000.

        Losses from discontinued operations, net of income tax benefits, for the years ended December 31, 2001 and December 31, 2000, were $0.9 million and $2.1 million, respectively. Losses in the year ended December 31, 2001 include the results of operations of E-Staff and an adjustment to the estimated loss on disposal of the HospitalHub business, which was sold in June 2001. Losses in the year ended December 31, 2000 include an estimated loss on disposal of HospitalHub and the 2000 results of operations of the HospitalHub and E-Staff businesses.

        Extraordinary loss on the early extinguishment of debt totaled $4.8 million, after tax, for the year ended December 31, 2001. This amount represents the write off of $6.4 million in loan fees due to the repayment of $134.5 million of debt and a prepayment penalty of $1.6 million on the early termination of $38.8 million of subordinated debt, less applicable taxes. The debt was repaid with proceeds from our initial public offering of common stock in October 2001.

        Net income for the year ended December 31, 2001 totaled $8.7 million, or $0.34 per diluted share, as compared to $4.6 million, or $0.20 per diluted share, for the year ended December 31, 2000.

Liquidity and Capital Resources

        As of December 31, 2002, we had a current ratio, the amount of current assets divided by current liabilities, of 2.6 to 1.0. Working capital increased by $5.4 million to $78.1 million as of December 31, 2002, compared to $72.7 million as of December 31, 2001. The increase in working capital was primarily attributable to an increase in cash and accounts receivable partially offset by an increase in the current portion of long-term debt and a decrease in our deferred tax asset and net assets of discontinued operations. Part of the increase in accounts receivable was related to acquisitions. Excluding acquisitions, accounts receivable increased $6.9 million, however, days sales outstanding was 56 days at December 31, 2002, down from 63 days at December 31, 2001. This reduction was due to improved collections.

        Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service, and any additional stock repurchases from a combination of operating cash flows and funds available under our credit facility. We also continue to evaluate acquisition opportunities that may require additional funding.

        On October 30, 2001, we completed our initial public offering of 7,812,500 shares of common stock at $17.00 share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by the Company, net of expenses related to the initial public offering were $138.8 million. The proceeds were used to repay $89.6 million of our outstanding balance under the term loan portion of our senior secured credit facility, $6.1 million of our outstanding balance under the revolver portion of our senior secured credit facility, and $40.3 million to redeem our outstanding senior subordinated pay-in-kind notes, including the associated redemption premium. The remainder of the proceeds was used for general corporate purposes.

        On March 20, 2002, an aggregate of 9,000,000 shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission. We did not sell any shares nor receive any of the proceeds from the sale of these shares but paid $0.9 million of expenses for such registration in 2002.

        On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby, we may purchase up to 1,500,000 of our common shares at an aggregate price not to exceed $25.0 million. In November 2002, we amended our credit facility to increase our limitation on repurchases of capital stock in order to allow us to proceed with this program. As of December 31, 2002, we purchased and retired 435,000 shares of our common stock at an average cost of $13.83 per share pursuant to the current authorization. The cost of such purchases was $6.0 million. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

Credit Facility

        The credit facility is provided by a lending syndicate comprised of Citicorp USA, GE Capital, Wachovia Bank, Deutsche Bank, SunTrust Bank, Fleet Bank, Highland Capital Management, L.P., ING US Capital, Sovereign Bank, Bank of America and Provident Bank of Maryland. We amended our credit facility in February and November, 2002. As of December 31, 2002, the amended credit facility was comprised of (i) a revolving credit facility of up to $30.0 million, including a swing-line sub-facility of $7.0 million and a letter of credit sub-facility of $15.0 million, and (ii) a $42.6 million term loan facility (which was reduced by $15.3 million after a 2003 repayment). The revolving facility matures on July 29, 2005 and the term loan facility has staggered maturities through 2005.

        Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins that are determined by the amended credit facility. As of December 31, 2002, the weighted average effective interest rate under the amended credit facility, including the effects of our interest rate swap, was 8.63%. We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility. As of December 31, 2002, we had no borrowings outstanding under our revolving credit facility and $9.8 million of outstanding letters of credit, leaving availability under our revolving credit facility of $20.2 million.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net cash provided by operating activities during 2002 more than doubled to $41.4 million compared to $19.8 million during 2001. Investing activities used $18.6 million during 2002 compared to $42.3 million during 2001. Investing activities in 2002 were primarily attributable to current year acquisitions and capital expenditures relating to upgrading our information systems. NovaPro and JRK were acquired in the first quarter of 2002 using cash of approximately $9.8 million during the year ended December 31, 2002. The remainder of cash used in 2002 was primarily for earnout payments relating to previous acquisitions. Investing activities in 2001 included approximately $32.8 million for the acquisition of ClinForce and $2.1 million for the acquisitions of Heritage and Gill/Balsano. Net cash used in financing activities during 2002 totaled $8.4 million compared to cash provided by financing activities of $25.3 million in 2001. In 2002, we used $6.4 million to repay debt and $6.0 million to repurchase shares of our common stock in accordance with the approved program described above. These uses were offset by cash received from the exercise of stock options in 2002. In 2001, cash provided by financing activities came from our initial public offering and the proceeds from issuance of debt for acquisitions; offset by repayments of debt using the offering proceeds and funds generated by operations.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net cash provided by operating activities during 2001 increased $8.2 million to $19.8 million compared to $11.6 million during 2000. Investing activities totaled $42.3 million during 2001 compared to a use of $10.8 million during 2000. Investing activities in 2001 included approximately $32.8 million for the acquisition of ClinForce and $2.1 million for the acquisitions of Heritage and Gill/Balsano. Investing activities during 2000 included $6.2 million for the acquisition of Heritage and $2.6 million relating to our investment in E-Staff, now a discontinued business. Net cash provided by financing activities during 2001 totaled $25.3 million compared to cash used in financing activities of $5.6 million in 2000. The increase in cash provided by financing activities in 2001 was due to our initial public offering and the proceeds from issuance of debt for acquisitions; offset by repayments of debt using the offering proceeds and funds generated by operations.

Commitments

        The following table reflects our significant contractual obligations and other commitments as of December 31, 2002:

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
	(Dollars in thousands)
Term Loan	$42,575	$14,289	$18,297	$9,989	$—	$—	$—
Operating Leases	17,348	3,341	3,406	2,830	2,377	2,033	3,361

	$59,923	$17,630	$21,703	$12,819	$2,377	$2,033	$3,361

        Since December 31, 2002, we have repaid $15.3 million of our borrowings under the term loan portion of our credit facility, which have adjusted our scheduled maturities in accordance with the provisions of our credit facility. Subsequent to the repayment, the scheduled maturities of the term loan, in thousands, are: 2003-$5,981; 2004-$14,031; and 2005-$7,274.

Critical Accounting Principles and Estimates

        In response to the Securities and Exchange Commission's Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and Number 33-8056 "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2002, contained herein. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We have recorded goodwill and intangibles resulting from our acquisitions through December 31, 2002. Through December 31, 2001, goodwill and other intangibles were amortized on a straight-line basis over their estimated useful lives of 3 to 25 years. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and certain other intangible assets with indefinite lives and performed a transitional impairment analysis as of January 1, 2002, to assess the recoverability of these intangibles, in accordance with the provisions of FASB Statement No. 142. We also completed the annual impairment test of goodwill and indefinite lived intangible assets during the fourth quarter of 2002. Based on the results of these tests, we determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, or December 31, 2002. The calculation of fair value used in these impairment assessments included a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. We periodically evaluate the recovery of the carrying amount of net assets from discontinued operations to determine if the net assets are impaired. This evaluation can also be triggered by various indicators of impairment, including factors, which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. During the year ended December 31, 2002, an impairment charge of approximately $2.5 million net of income tax benefit of $1.6 million, was taken on the net assets of E-Staff and is included in our consolidated statement of operations as loss from discontinued operations. At December 31, 2002, fair value was based on the latest offer received for the sale of E-Staff and included the estimated cash flows from the sale to a potential buyer, adjusted for the estimated probability of the sale. Any further impairment would be immaterial.

  •
  We maintain accruals for our health, workers compensation and professional liability policies that are partially self-insured and are classified in accrued employee compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate.

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

Recently Issued Accounting Standards

        In June 2001, the FASB issued FASB Statement No. 142, Goodwill and Other Intangible Assets. We adopted the provisions of FASB Statement No. 142, as of January 1, 2002. FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets with indefinite lives not be amortized. Instead, these assets are reviewed for impairment annually with any related losses recognized in earnings when incurred. Other identifiable intangible assets continue to be amortized, under the provisions of this Statement, using the straight-line method over their estimated useful lives ranging from 3 to 15 years.

        In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of FASB Statement No. 144 as of January 1, 2002. In accordance with this Statement, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review long-lived assets, including identifiable intangible assets, to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At December 31, 2002 and 2001, we believe that no impairment of long-lived assets or identifiable intangible assets exists.

        In April 2002, the FASB issued FASB Statement No. 145, Rescission of Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have not adopted the provisions of this statement as of December 31, 2002. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Accordingly, our extraordinary loss on early extinguishment of debt will be reclassified upon adoption of this standard in the year ending December 31, 2003.

        In July 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FASB Statement No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under FASB Statement No. 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. FASB Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We have not adopted the provisions of FASB Statement No. 146 in the December 31, 2002 financial statements, or for any prior periods. The adoption of FASB Statement No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

        In December 2002, the FASB issued FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. FASB Statement No.148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Further, the Statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. FASB Statement No. 148 is effective for fiscal periods ending after December 15, 2002. We have adopted the additional disclosure requirements as of December 31, 2002.

Inflation

        During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. This inflation has increased our direct operating costs. We are also impacted by fluctuations in housing costs and recently by increases in costs of professional, general and healthcare insurance. Historically, we have been able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments of healthcare benefits by federal and state governments as well as private insurers.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. We are party to an interest rate swap agreement, which fixes the interest rate paid on $45.0 million of borrowings under our credit facility at 6.705% plus the applicable margin. The last swap payment was made in February 2003. Prior to January 2001, we accounted for the swap agreement as a hedge, which means changes in the fair value of the swap were not required to be recognized in earnings. Effective January 1, 2001, we adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon adopting FASB Statement No. 133, we recorded a liability for the fair value of the swap, which reduced consolidated stockholders' equity by $0.9 million. We recognized changes in the fair value of the swap in earnings to the extent such changes were greater or less than the corresponding change in the fair value of the future variable interest payments on the portion of the debt underlying the swap. During the year ended December 31, 2002, other comprehensive income increased by $0.8 million as a result of this interest rate swap. The fair value of our interest rate swap at December 31, 2002 was $0.6 million and is separately stated in our consolidated balance sheets. Changes in interest rates, which result in a yield curve that is different from those projected, may cause changes in the fair value of the swap.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million for 2002 and $1.2 million for 2001 and 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 of Part IV of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers is included in Cross Country's Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation is included in the Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to the Company's common stock is included in the Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions is included in the Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  See Index to Financial Statements immediately following Exhibit Index.

  (b)
  Form 8-Ks have been filed pursuant to Item 5, Other Events and Required FD Disclosure on October 18, 2002 and November 6, 2002.

  (c)
  Exhibits

        See Exhibit Index immediately following certifications

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY, INC.
	By:	/s/ JOSEPH A. BOSHART Name: Joseph A. Boshart Title: Chief Executive Officer and President
Dated: March 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART Joseph A. Boshart	President, Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2003
/s/ EMIL HENSEL Emil Hensel	Chief Financial Officer and Director (Principal Financial Officer)	March 26, 2003
/s/ DANIEL J. LEWIS Daniel J. Lewis	Chief Accounting Officer	March 26, 2003
/s/ KAREN H. BECHTEL Karen H. Bechtel	Director	March 26, 2003
/s/ W. LARRY CASH W. Larry Cash	Director	March 26, 2003
/s/ THOMAS C. DIRCKS Thomas C. Dircks	Director	March 26, 2003
/s/ A. LAWRENCE FAGAN A. Lawrence Fagan	Director	March 26, 2003
/s/ FAZLE HUSAIN Fazle Husain	Director	March 26, 2003
/s/ JOSEPH SWEDISH Joseph Swedish	Director	March 26, 2003
/s/ JOSEPH TRUNFIO Joseph Trunfio	Director	March 26, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph A. Boshart, certify that:

1.
I have reviewed this annual report on Form 10K of Cross Country, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Joseph A. Boshart
Joseph A. Boshart
President and Chief Executive Officer

I, Emil Hensel, certify that:

1.
I have reviewed this annual report on Form 10K of Cross Country,Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Emil Hensel
Emil Hensel
Chief Financial Officer

Exhibit Index

No.		Description
2.1	+	Cross Country Staffing Asset Purchase Agreement, dated June 24, 1999, by and among W. R. Grace & Co.-Conn., a Connecticut corporation, Cross Country Staffing, a Delaware general partnership, and the Registrant, a Delaware corporation
2.2	+
Agreement and Plan of Merger, dated as of October 29, 1999, by and among the Registrant, CCTC Acquisition, Inc. and Certain Stockholders of Cross Country Staffing, Inc and TravCorps Corporation and the Stockholders of TravCorps Corporation
2.3	+	Stock Purchase Agreement, dated as of December 15, 2000, by and between Edgewater Technology, Inc. and the Registrant
3.1	+	Amended and Restated Certificate of Incorporation of the Registrant
3.2	+	Amended and Restated By-laws of the Registrant
4.1	+	Form of specimen common stock certificate
4.2	+	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors
4.3	+	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors
4.4	+	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors
4.5	+	Stockholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors
10.1	+	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant
10.2	+	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant
10.3	+	Employment Agreement termination, dated as of December 21, 2000, between Bruce Cerullo and the Registrant
10.4	+	Lease Agreement, dated April 28, 1997, between Meridian Properties and the Registrant
10.5	+	Lease Agreement, dated October 31, 2000, by and between Trustees of the Goldberg Brothers Trust, a Massachusetts Nominee Trust and TVCM, Inc.
10.6	+	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company
10.7	*	Amended and Restated 1999 Stock Option Plan of the Registrant
10.8	*	Amended and Restated Equity Participation Plan of the Registrant
10.9	+
Second Amended and Restated Credit Agreement, dated as of March 16, 2001 (the "Credit Agreement"), among the Registrant, the Lenders Party thereto, Salomon Smith Barney, Inc., as Arranger, Citicorp USA, Inc. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, Bankers Trust Company, as Syndication Agent, and Wachovia Bank, N.A., as Documentation Agent

10.10	*
Amendment No. 3, dated as of February 11, 2002, to the Credit Agreement, among the Registrant, the Lenders Party thereto, Salomon Smith Barney, Inc., as Arranger, Citicorp USA, Inc. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, Bankers Trust Company, as Syndication Agent, and Wachovia Bank, N.A., as Documentation Agent
10.11	+	Form of Subsidiary Guarantee Agreement, dated as of December 16, 1999, among the Registrant's subsidiary guarantors and Citicorp USA, Inc., as collateral agent for the Obligees
10.12	+	Form of Security Agreement, dated as of July 29, 1999, as amended and restated as of December 16, 1999 among the Registrant and Citicorp USA, Inc. as collateral agent for the Obligees
10.13	+	Form of Pledge Agreement, dated as of July 29, 1999, as amended and restated as of December 16, 1999, among the Registrant and Citicorp USA, Inc., as collateral agent for the Obligees
10.14	+	Form of Indemnity, Subrogation and Contribution Agreement, dated as of December 16, 1999, among the Registrant, the subsidiaries of the Registrant and Citicorp USA, Inc., as collateral agent for the Obligees
10.15	^	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of November 4, 2002, among the Registrant, the Lenders Party thereto, Salomon Smith Barney, Inc., as Arranger, Citicorp USA, Inc. as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, Bankers Trust Company, as Syndication Agent, and Wachovia Bank, N.A., and Fleet National Bank, as Documentation Agents
10.16	^	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002
10.17	^	Employment Agreement between Kevin Conlin and the Company
10.18	^	Employment Agreement between Annette Gardner and the Company
10.19		Cross Country, Inc. Deferred compensation plan
10.20		Restricted Stock Agreement between Company and Joseph A. Boshart
10.21		Restricted Stock Agreement between Company and Emil Hensel
10.22		Restricted Stock Agreement between Company and Vickie Anenberg
10.23		Restricted Stock Agreement between Company and Jonathan Ward
21.1		List of subsidiaries of the Registrant
23.1		Consent of Independent Certified Public Accountants
99.1		Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
99.2		Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

+
Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-74403, and incorporated by reference herein.

*
Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-83450, and incorporated by reference herein.

^
Previously filed as exhibits in the Company's Quarterly Reports on Form 10Q filings during the year ended December 31, 2002, and incorporated by reference herein.

        Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Cross Country, Inc.

        We have audited the accompanying consolidated balance sheets of Cross Country, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

                      /s/ Ernst & Young LLP

West Palm Beach, Florida
February 5, 2003

Cross Country, Inc.

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$17,209,946	$2,735,960
Accounts receivable, less allowance for doubtful accounts of $2,250,047 in 2002 and $2,424,865 in 2001	97,641,426	87,414,713
Deferred income taxes	645,177	4,398,198
Income taxes receivable	1,815,458	1,512,155
Prepaid rent on employees' apartments	4,038,736	3,992,775
Deposits on employees' apartments, net of allowance of $261,782 in 2002 and $512,562 in 2001	1,051,191	1,138,173
Assets from discontinued operations, net	247,789	3,483,615
Other current assets	5,428,138	3,954,507

Total current assets	128,077,861	108,630,096
Property and equipment, net of accumulated depreciation and amortization of $12,928,611 in 2002 and $8,785,801 in 2001	12,394,162	8,501,933
Trademark, net of accumulated amortization of $1,401,169 in 2002 and 2001	15,748,831	15,398,831
Goodwill, net of accumulated amortization of $20,873,294 in 2002 and 2001	226,115,646	218,748,858
Other identifiable intangible assets, net of accumulated amortization of $8,824,087 in 2002 and $6,114,775 in 2001	7,112,663	9,308,225
Debt issuance costs, net of accumulated amortization of $1,236,562 in 2002 and $797,921 in 2001	1,105,470	1,390,364
Other assets	45,180	1,200

Total assets	$390,599,813	$361,979,507

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$3,296,638	$3,172,152
Accrued employee compensation and benefits	29,663,232	26,699,668
Current portion of long-term debt	14,311,336	2,424,594
Notes payable	50,581	1,365,009
Net liabilities from discontinued operations	185,889	173,697
Other current liabilities	2,422,642	2,062,674

Total current liabilities	49,930,318	35,897,794
Interest rate swap	606,356	2,508,877
Deferred income taxes	10,778,749	8,570,361
Long-term debt	28,452,603	45,075,406

Total liabilities	89,768,026	92,052,438
Commitments and contingencies
Stockholders' equity:
Common stock—$.0001 par value; 100,000,000 shares authorized; 32,229,666 and 32,211,745 shares issued and outstanding at December 31, 2002 and 2001, respectively	3,223	3,221
Additional paid-in capital	258,488,773	258,151,811
Accumulated other comprehensive loss	(371,687)	(1,156,736)
Retained earnings	42,711,478	12,928,773

Total stockholders' equity	300,831,787	269,927,069

Total liabilities and stockholders' equity	$390,599,813	$361,979,507

See accompanying notes.

Cross Country, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2002	2001	2000
Revenue from services	$639,952,915	$504,363,637	$368,332,184
Operating expenses:
Direct operating expenses	478,549,635	377,291,122	273,094,434
Selling, general and administrative expenses	94,930,045	68,559,671	49,594,082
Bad debt expense	242,230	1,273,656	432,973
Depreciation	3,524,004	2,699,916	1,323,397
Amortization	3,147,952	14,851,382	13,624,161
Non-recurring secondary offering costs	886,036	—	—
Non-recurring indirect transaction costs	—	—	1,289,217

Total operating expenses	581,279,902	464,675,747	339,358,264

Income from operations	58,673,013	39,687,890	28,973,920
Other expenses:
Interest expense, net	3,752,718	14,422,170	15,435,236

Income from continuing operations before income taxes	54,920,295	25,265,720	13,538,684
Income tax expense	(21,254,154)	(10,862,257)	(6,806,882)

Income from continuing operations	33,666,141	14,403,463	6,731,802
Discontinued operations, net of income tax benefit:
Loss from discontinued operations	(3,883,436)	(741,006)	(1,679,774)
Loss on disposal of HospitalHub	—	(206,710)	(453,832)

Net income before extraordinary item, net of income tax benefit	29,782,705	13,455,747	4,598,196
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	(4,783,705)	—

Net income	$29,782,705	$8,672,042	$4,598,196

Net income (loss) per common share—basic:
Income from continuing operations	$1.04	$0.58	$0.29
Discontinued operations	(0.12)	(0.04)	(0.09)

Net income before extraordinary item	0.92	0.54	0.20
Extraordinary loss on early extinguishment of debt	—	(0.19)	—

Net income	$0.92	$0.35	$0.20

Net income (loss) per common share—diluted:
Income from continuing operations	$1.00	$0.57	$0.29
Discontinued operations	(0.12)	(0.04)	(0.09)

Net income before extraordinary item	0.88	0.53	0.20
Extraordinary loss on early extinguishment of debt	—	(0.19)	—

Net income	$0.88	$0.34	$0.20

Weighted average common shares outstanding—basic	32,432,026	24,881,218	23,205,388

Weighted average common shares outstanding—diluted	33,653,433	25,222,936	23,205,388

See accompanying notes.

Cross Country, Inc.

Consolidated Statement of Stockholders' Equity

	Common Stock			Accumulated Other Comprehensive (Loss) Gain	(Accumulated Deficit) Retained Earnings
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Dollars
Balance at December 31, 1999	23,205,298	$2,321	$119,080,880	$—	$(341,465)	$118,741,736
Net income	—	—	—	—	4,598,196	4,598,196

Balance at December 31, 2000	23,205,298	2,321	119,080,880	—	4,256,731	123,339,932
Initial public offering	8,984,375	898	138,765,700	—	—	138,766,598
Exercise of stock options	22,072	2	305,231	—	—	305,233
Net income	—	—	—	—	8,672,042	8,672,042
Comprehensive loss:
FASB Statement No. 133 (derivative) transition adjustment	—	—	—	(910,009)	—	(910,009)
Net change in hedging transaction	—	—	—	(246,727)	—	(246,727)

Total comprehensive loss	—	—	—	(1,156,736)	—	(1,156,736)

Balance at December 31, 2001	32,211,745	3,221	258,151,811	(1,156,736)	12,928,773	269,927,069
Exercise of stock options	452,921	45	4,401,717	—	—	4,401,762
Tax benefit of stock option exercises	—	—	2,158,863	—	—	2,158,863
Stock repurchase and retirement	(435,000)	(43)	(6,014,790)	—	—	(6,014,833)
Other	—	—	(208,828)	—	—	(208,828)
Net income	—	—	—	—	29,782,705	29,782,705
Comprehensive gain:
Net change in hedging transaction	—	—	—	785,049	—	785,049

Balance at December 31, 2002	32,229,666	$3,223	$258,488,773	$(371,687)	$42,711,478	$300,831,787

See accompanying notes.

Cross Country, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net income	$29,782,705	$8,672,042	$4,598,196
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	3,147,952	14,851,382	13,624,161
Depreciation	3,524,004	2,699,916	1,323,397
Bad debt expense	242,230	1,273,656	432,973
Deferred income taxes expense (benefit)	3,978,365	(169,137)	(164,055)
Loss from discontinued operations	3,883,436	741,006	1,679,774
Estimated loss on disposal of discontinued operations	—	206,710	453,832
Cumulative interest due at maturity	—	4,321,000	3,839,000
Extraordinary loss on early extinguishment of debt	—	4,783,705	—
Changes in operating assets and liabilities:
Accounts receivable	(6,870,488)	(17,627,379)	(15,096,272)
Prepaid rent, deposits, and other current assets	4,559,599	(125,959)	1,215,833
Accounts payable and accrued expenses	2,283,599	1,242,312	2,344,984
Other current liabilities	359,968	832,835	79,621

Net cash provided by continuing operations	44,891,370	21,702,089	14,331,444
Loss from discontinued operations, net	(3,883,436)	(741,006)	(1,679,774)
Loss on impairment of discontinued operations	4,142,750	—	—
Change in net assets from discontinued operations	(3,729,804)	(1,166,224)	(1,057,774)

Net cash used in discontinued operations	(3,470,490)	(1,907,230)	(2,737,548)

Net cash provided by operating activities	41,420,880	19,794,859	11,593,896
Investing activities
Acquisition of Heritage Professional Education, LLC	(1,500,000)	(241,145)	(6,200,000)
Acquisition of Clinforce, Inc.	—	(32,824,592)	—
Acquisition of Gill/Balsano Consulting, L.L.C.	(498,750)	(1,881,000)	—
Acquisition of NovaPro	(7,906,527)	—	—
Acquisition of Jennings, Ryan & Kolb, Inc.	(1,876,008)	—	—
Purchases of property and equipment	(7,240,897)	(5,783,283)	(1,992,109)
Other	72,266	99,949	—
Investing activities of discontinued operations	384,375	(1,691,093)	(2,588,800)

Net cash used in investing activities	(18,565,541)	(42,321,164)	(10,780,909)
Financing activities
Debt issuance costs	(153,747)	(981,833)	—
Exercise of stock options	4,401,762	205,598	—
Initial public offering	(208,828)	138,766,598	—
Stock repurchase and retirement	(6,014,833)	—	—
Repayment of debt	(30,155,707)	(320,193,108)	(65,258,097)
Proceeds from issuance of debt	23,750,000	207,465,010	59,617,233

Net cash (used in) provided by financing activities	(8,381,353)	25,262,265	(5,640,864)
Change in cash and cash equivalents	14,473,986	2,735,960	(4,827,877)
Cash and cash equivalents at beginning of year	2,735,960	—	4,827,877

Cash and cash equivalents at end of year	$17,209,946	$2,735,960	$—

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock in exchange for employee services	$—	$99,635	$—

Tax benefit on stock option exercises	$2,158,863	$—	$—

Supplemental disclosure of cash flow information
Interest paid	$3,785,670	$11,779,213	$10,711,873

Income taxes paid	$11,683,839	$5,972,007	$221,467

See accompanying notes.

Cross Country, Inc.

Notes to Consolidated Financial Statements

December 31, 2002

1.    Organization and Basis of Presentation

        On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the Partnership). The acquisition included certain identifiable intangible assets primarily related to proprietary databases and contracts. The Partnership was engaged in the business of providing nurses and other allied health personnel to health care providers primarily on a contract basis. CCS recorded the assets and certain assumed liabilities, as defined in the asset purchase agreement, at fair market value. The purchase price of approximately $189,000,000 exceeded the fair market value of the assets less the assumed liabilities by approximately $167,537,000, which, was recorded as goodwill and other identifiable intangible assets.

        On December 16, 1999, CCS entered into a Plan of Merger with TravCorps Corporation (TravCorps). TravCorps and its wholly-owned subsidiary, Cejka & Company (Cejka), provide flexible staffing, search, consulting, and related outsourced services to health care providers throughout the United States. Pursuant to the Plan of Merger on December 16, 1999, all outstanding shares of TravCorps' common stock were exchanged for common stock in CCS and TravCorps became a wholly-owned subsidiary of CCS. As a result of the transaction, there were approximately $1,300,000 of non-capitalizable transaction costs for the year ended December 31, 2000, which consisted primarily of transition bonuses related to the TravCorps acquisition, which are included in non-recurring indirect transaction costs in the consolidated statements of operations. The fair value of the shares of common stock issued to the stockholders of TravCorps, as determined by a valuation of the common stock as of December 16, 1999, was $32,102,000. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $66,575,000, of which $10,243,000 was allocated to certain identifiable intangible assets ($5,800,000—trademark, $2,910,000—databases, $630,000—workforce, $900,000—hospital relations, and $3,000—covenant not to compete). The remaining $56,332,000 was allocated to goodwill. Subsequent to the adoption of Financial Accounting Standards Board (FASB) Statement No. 142, the amount originally recorded as workforce was reclassified to goodwill.

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., Cross Country TravCorps, Inc. Ltd., TVCM, Inc. (f/k/a TravCorps), Cross Country Local, Inc. (f/k/a Flexstaff, Inc.), Cejka & Company, E-Staff, Inc. (E-Staff), CFRC, Inc., HospitalHub, Inc. (f/k/a Ashley One, Inc.)(HospitalHub), NovaPro, Inc., Cross Country Consulting, Inc., Cross Country Seminars, Inc. (f/k/a CCS/Heritage Acquisition Corp.) (Cross Country Seminars), Clinforce, Inc. (ClinForce), Assignment America, Inc, and Vendor Management Solutions, Inc. At December 31, 2002, CFRC, Inc. and HospitalHub were dissolved. All material intercompany transactions and balances have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk as defined by FASB Statement No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments With Concentrations of Credit Risk, consist principally of accounts receivable. The Company's customers are health care providers and accounts receivable represent amounts due from these providers. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company's estimate for uncollectible receivables based on a review of specific accounts and the Company's historical collection experience. The Company writes-off specific accounts based on an ongoing review of collectibility as well as management's past experience with the customer. The Company's contract terms are typically between 30 to 60 days and will be considered past due based on the particular negotiated contract terms.

        Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited. As of December 31, 2002, an aggregate of approximately 9% of the Company's outstanding accounts receivable were due from five customers. As of December 31, 2001, an aggregate of approximately 8% of the outstanding accounts receivable were due from four customers.

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

        Certain software development costs are capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include charges for consulting services and costs for personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over five years. Certain software development costs related to the development of the E-Staff technology were capitalized in accordance with the provisions of FASB Statement No. 86, Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Such costs include charges for consulting services and costs for personnel associated with programming, coding, and testing such software. These costs are included in assets from discontinued operations, net, at December 31, 2002 and 2001. See Note 16 for a further discussion on discontinued operations. Through December 31, 2002, the Company has not recognized any revenue from the sale of software.

Reserves for Claims

        Workers' compensation, professional liability and health care benefits are provided under partially self-insured plans. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported.

        The ultimate cost of workers' compensation and professional liability costs will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

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

        In August 2002, the Company changed its professional and general liability policy to include a self-insured limit of $2,000,000 per claim through a self-insured retention, as well as excess coverage in the amount of $10,000,000 in the aggregate. There is no deductible per occurrence.

        Accruals for workers' compensation claims, health care benefits and professional liability insurance are included in accrued employee compensation and benefits in the consolidated balance sheets.

Goodwill and Other Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets with indefinite lives not be amortized. Instead, these assets are reviewed for impairment annually with any related losses recognized in earnings when incurred. Other identifiable intangible assets continue to be amortized, under the provisions of this Statement, using the straight-line method over their estimated useful lives ranging from 3 to 15 years.

        In accordance with FASB Statement No. 142, the Company completed the transitional impairment test of goodwill and indefinite-lived intangible assets during the first quarter of 2002. The transitional impairment test required the Company to determine the fair value of each reporting unit, as defined, and compare it to the reporting unit's carrying amount. The Company estimated the fair value of its reporting units using a discounted cash flow methodology. Based on the results of the initial test and a subsequent annual impairment test during the fourth quarter of 2002, the Company determined that there was no impairment of goodwill or indefinite-lived intangible assets as of January 1 or December 31, 2002.

        Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, adopted as of January 1, 2002. In accordance with this Statement, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews long-lived assets, including identifiable intangible assets, to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At December 31, 2002 and 2001, the Company believes that no impairment of long-lived assets or identifiable intangible assets exists.

Debt Issuance Costs

        Deferred costs related to the issuance of debt are being amortized on a straight-line basis, which approximates the effective interest method, over the six-year term of the debt. Subsequent to the Company's initial public offering in 2001, the Company repaid $89,580,000 of its outstanding balance under the term loan portion of its senior secured credit facility, and paid $38,779,000 to redeem its outstanding senior subordinated pay-in-kind notes. Related debt issuance costs of $6,433,000, net, were written off and included in extraordinary loss on early extinguishment of debt in the 2001 consolidated statement of operations. At December 31, 2002 and 2001, debt issuance costs of approximately $1,105,000 and $1,390,000, net of accumulated amortization of approximately $1,237,000 and $798,000, respectively, are included in the consolidated balance sheets.

Revenue Recognition

        Revenue from services consists primarily of temporary staffing revenues. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees' time worked but not yet invoiced. At December 31, 2002 and 2001, the amounts accrued are approximately $17,982,000 and $15,051,000, respectively.

        Revenues on permanent and temporary placements are recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a short period of time (i.e., one month), it is customary for the Company to seek a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company's guarantee period. During 2002, 2001 and 2000, such losses were not material and, accordingly, related allowances were not recorded.

        Revenue from the Company's education and training services is recognized as the instructor-led seminars are performed and the related learning materials are delivered.

        During 2002, the Company adopted the provisions of FASB's Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This EITF requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and a corresponding expense in the consolidated statements of operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to direct operating expenses and selling, general, and administrative expenses. Accordingly, the Company has adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase expenses, related to reimbursable expenses. The associated amount of reimbursable expenses that are included in revenue for the years ending December 31, 2002, 2001 and 2000 was approximately $10,963,000, $3,861,000, and $642,000, respectively. The corresponding effect on selling, general and administrative expenses of the other human capital management services business segment in 2002, 2001 and 2000 was approximately $1,635,000, $1,221,000, and $642,000, respectively. The effect on direct costs of the healthcare staffing business segment for the years ending December 31, 2002 and 2001 was approximately $9,328,000 and $2,640,000, respectively. This change in classification has not had an affect on current or previously reported net income, or net income per share.

Stock-Based Compensation

        The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the close of business on the date immediately preceding the date of grant.

        In December 2002, the FASB issued FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. FASB Statement No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the Statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. FASB Statement No. 148 is effective for fiscal periods ending after December 15, 2002. The pro-forma disclosure of stock based compensation required by this Statement is shown below.

        The Company's consolidated net income would have changed to the pro forma amounts set forth below had compensation cost for stock options granted during 2002, 2001 and 2000 been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Year ended December 31,
	2002	2001	2000
Net income as reported	$29,782,705	$8,672,042	$4,598,196
Stock based employee compensation included in as reported net income	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(2,774,445)	(1,934,711)	(1,779,467)

Pro forma net income applying FAS Statement No. 123	$27,008,260	$6,737,331	$2,818,729

Basic and diluted earnings per share as reported:
Net income per common share—basic	$0.92	$0.35	$0.20

Net income per common share—diluted	$0.88	$0.34	$0.20

Pro forma basic and diluted earnings per share:
Pro forma net income—basic	$0.83	$0.27	$0.12

Pro forma net income—diluted	$0.81	$0.27	$0.12

Advertising

        The Company's advertising expense consists primarily of print media, online advertising, direct mail marketing, and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $5,918,000, $3,735,000 and $2,450,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Direct response advertising costs associated with the Company's education and training services are capitalized and expensed when the related event takes place. At December 31, 2002 and 2001 approximately $1,264,000 and $1,143,000, respectively, of these costs are included in other current assets in the consolidated balance sheets.

Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company has one derivative financial instrument, an interest rate swap agreement, which is more fully disclosed in Note 14, Interest Rate Swap.

Comprehensive Income

        FASB Statement No. 130, Comprehensive Income, requires that an enterprise: (a) classify items of other comprehensive income by their nature in the financial statements; and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There are no other components of comprehensive income or loss other than the Company's consolidated net income for the years ended December 31, 2002, 2001 and 2000, and the accumulated derivative gain or loss for the years ended December 31, 2002 and 2001.

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

        During 2002 and 2001, the Company reclassified to interest expense approximately $1,720,000 and $325,000, respectively, of the net amount recorded in other comprehensive loss.

Income Taxes

        The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

        Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

Recently Issued Accounting Standards

        In April 2002, the FASB issued FASB Statement No. 145, Rescission of Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This

Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has not adopted the provisions of this Statement as of December 31, 2002. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Accordingly, the extraordinary loss on early extinguishment of debt will be reclassified upon adoption of this standard in the year ending December 31, 2003.

        In July 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FASB Statement No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.

        Under FASB Statement No. 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. FASB Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not adopted the provisions of FASB Statement No. 146 in the December 31, 2002 consolidated financial statements, or for any prior periods. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

3.    Goodwill and Other Identifiable Intangible Assets

        As of December 31, 2002 and 2001, the Company had the following acquired intangible assets:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Database	$11,445,000	$7,692,129	$3,752,871	$11,350,000	$5,382,526	$5,967,474
Hospital relations	3,988,750	813,402	3,175,348	3,820,000	548,694	3,271,306
Non-compete agreements	503,000	318,556	184,444	253,000	183,555	69,445

	$15,936,750	$8,824,087	$7,112,663	$15,423,000	$6,114,775	$9,308,225

Intangible assets not subject to amortization:
Goodwill	$246,988,940	$20,873,294	$226,115,646	$239,622,152	$20,873,294	$218,748,858
Trademarks	17,150,000	1,401,169	15,748,831	16,800,000	1,401,169	15,398,831

	$264,138,940	$22,274,463	$241,864,477	$256,422,152	$22,274,463	$234,147,689

        Aggregate amortization expense for intangible assets subject to amortization was approximately $2,709,000, $2,626,000 and $2,602,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated annual amortization expense is approximately as follows:

Year ending December 31:
2003	$2,653,000
2004	934,000
2005	722,000
2006	692,000
2007	267,000
Thereafter	1,845,000

$7,113,000

        The changes in the carrying amount of goodwill by segment are as follows:

	Healthcare Staffing Segment	Other Human Capital Management Services	Unamortized Goodwill
Balance as of December 31, 2001	$200,873,357	$17,875,501	$218,748,858
Goodwill acquired	4,668,127	699,911	5,368,038
Earnout paid to Heritage	—	1,500,000	1,500,000
Earnout paid to Gill/Balsano	—	498,750	498,750

Balance as of December 31, 2002	$205,541,484	$20,574,162	$226,115,646

        The following reconciliation adjusts net income to exclude amortization expense related to intangible assets that would not have been amortized, under the provisions of FASB Statement No. 142, if the Company adopted the standard as of January 1, 2000:

	Year Ended December 31,
	2001	2000
Net income, as reported	$8,672,042	$4,598,196
Goodwill amortization, net of tax	6,763,799	5,986,109
Trademark amortization, net of tax	399,245	358,680

Adjusted net income	$15,835,086	$10,942,985

Basic earnings per share:
Net income, as reported	$0.35	$0.20
Goodwill amortization, net of tax	0.27	0.26
Trademark amortization, net of tax	0.02	0.01

Adjusted net income	$0.64	$0.47

Diluted earnings per share:
Net income, as reported	$0.34	$0.20
Goodwill amortization, net of tax	0.27	0.26
Trademark amortization, net of tax	0.02	0.01

Adjusted net income	$0.63	$0.47

Basic weighted average shares outstanding	24,881,218	23,205,388
Diluted weighted average shares outstanding	25,222,936	23,205,388

4.    Acquisitions

        Effective December 26, 2000, Cross Country Seminars acquired substantially all of the assets of Heritage Professional Education, LLC (Heritage), a Tennessee limited liability company. Heritage provides continuing professional education courses to medical and healthcare personnel through seminars and study programs servicing the healthcare industry. The acquisition met the accounting criteria of a purchase and, accordingly, the accompanying consolidated financial statements include the results of Heritage from the acquisition date. The consideration for this acquisition included $6,200,000 in cash and a post-closing adjustment of approximately $422,000. The excess of the aggregate purchase price over the fair market value of the assets acquired of approximately $6,655,000 was allocated to goodwill and, prior to the adoption of FASB Statement No. 142, was being amortized over 25 years. In addition, the asset purchase agreement provides for potential earnout payments of approximately $6,500,000 based on adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) (as defined in the asset purchase agreement) of Heritage over a three-year period ending December 31, 2003. This contingent consideration is not related to the seller's employment. Upon payment, the earnouts will be allocated to goodwill as additional purchase price. To date, earnout payments were $3,500,000, of which $1,500,000 was paid in 2002 and $2,000,000 was paid in 2003.

        On December 15, 2000, the Company entered into a stock purchase agreement to acquire substantially all of the outstanding stock of two subsidiaries that comprise ClinForce, Inc., a Delaware corporation that provides temporary staffing and permanent placement of clinical trials support services personnel. The acquisition was consummated on March 16, 2001 and met the accounting criteria of a purchase. Accordingly, the accompanying consolidated financial statements include the results of ClinForce from the acquisition date. The transaction was primarily funded through the issuance of additional debt. The purchase price of approximately $31,400,000 exceeded the fair value of assets acquired less liabilities assumed by approximately $28,000,000 of which $3,400,000 was allocated to certain identifiable intangible assets ($2,100,000—trademark, $890,000-workforce, and $410,000—hospital relations). The remaining $24,600,000 was allocated to goodwill and, prior to the adoption of FASB Statement No. 142, was being amortized over 25 years. Subsequent to the adoption of FASB Statement No. 142, workforce was reclassified to goodwill. The purchase price was subject to a post-closing adjustment based on changes in the net working capital of the acquired companies between October 31, 2000 and March 16, 2001. The post closing adjustment of approximately $1,415,000 was calculated and allocated to goodwill as additional purchase price.

        In May 2001, Cejka acquired substantially all of the assets of Gill/Balsano Consulting, L.L.C. (Gill/Balsano), a Delaware limited liability company. Gill/Balsano provides management consulting services to the healthcare industry. The acquisition met the accounting criteria of a purchase, and, accordingly, the accompanying consolidated financial statements include the results of Gill/Balsano from the acquisition date. The consideration for this acquisition was $1,831,000 in cash. The excess of the aggregate purchase price over the fair market value of the assets acquired of approximately $1,674,000 was allocated to goodwill and, prior to the adoption of FASB Statement No. 142, was being amortized over 25 years. In addition, the asset purchase agreement provides for potential earnout payments of approximately $1,995,000 based on adjusted EBITDA (as defined in the asset purchase agreement) of Gill/Balsano over a 3 year period ending March 31, 2004. This contingent consideration is not related to the seller's employment. Upon payment, the earnouts will be allocated to goodwill as additional purchase price. To date, earnout payments were $1,163,750, of which $665,000 was paid in 2003.

        The Company adopted the provisions of FASB Statement No. 141, Business Combinations, as of January 1, 2002. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations. In January 2002, the Company acquired substantially all of the assets of NovaPro, the healthcare staffing division of HRLogic Holdings, Inc., a professional employer organization, for approximately $7,100,000 in cash and a post-closing adjustment of approximately $544,000. Approximately $4,668,000 was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142. NovaPro targets nurses seeking more customized benefits packages.

        In March 2002, the Company acquired all of the outstanding stock of Jennings, Ryan & Kolb, Inc. (JRK), a healthcare management consulting company, for approximately $1,800,000 in cash and the assumption of $300,000 in debt. Approximately $700,000 was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142. In addition, the agreement provides for potential earnout payments of approximately $1,800,000, of which approximately $530,000 was earned in 2002 and was paid in 2003.

        Both acquisitions were accounted for in accordance with FASB Statement No. 141 and, accordingly, their results of operations have been included in the 2002 consolidated statement of operations from their respective dates of acquisition.

        The following unaudited pro forma summary presents the consolidated results of operations as if the Company's acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and other specifically identifiable intangibles, interest expense incurred on additional borrowings and related income tax effects. E-Staff, Gil/Balsano, NovaPro and JRK's results of oeprations have been excluded from the pro forma financial information as amounts are considered immaterial to the Company. The pro forma financial information does not purport to be indicative of the sults of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

	Year ended December 31,
	2001	2000
Revenue from services	$512,056,388	$408,1374,982

Income before extraordinary item	$13,363,097	$4,611,097

Net income	$8,579,392	$4,611,097

Net income per common share—basic and diluted	$0.34	$0.20

5.    Property and Equipment

        At December 31, 2002 and 2001, property and equipment consist of the following:

	December 31,
	2002	2001
Computer equipment	$8,494,676	$6,628,166
Computer software	10,853,523	6,219,647
Office equipment	1,462,272	1,189,137
Furniture and fixtures	2,739,264	1,799,142
Leasehold improvements	1,773,038	1,451,642

	25,322,773	17,287,734
Less accumulated depreciation and amortization	(12,928,611)	(8,785,801)

	$12,394,162	$8,501,933

6.    Accrued Employee Compensation and Benefits

        At December 31, 2002 and 2001, accrued employee compensation and benefits consist of the following:

	December 31,
	2002	2001
Salaries	$12,873,362	$10,665,237
Bonuses	9,238,079	10,486,648
Accrual for workers' compensation claims	3,117,259	2,639,607
Accrual for health care benefits	1,822,202	1,701,696
Accrual for professional liability insurance	1,870,090	533,632
Accrual for vacation	742,240	672,848

	$29,663,232	$26,699,668

7.    Long-Term Debt and Notes Payable

        At December 31, 2002 and 2001, long-term debt consists of the following:

	December 31,
	2002	2001
Term Loan, interest at 3.05% and 3.03% on principal of $33,266,444 and $9,308,962, respectively, at December 31, 2002 and 4.92% and 4.85% on principal of $35,303,165 and $9,696,835, respectively, at December 31, 2001	$42,575,406	$45,000,000
Revolving Loan Facility at 6.50% on principal of $2,500,000, at December 31, 2001	—	2,500,000
Other	188,533	—

	42,763,939	47,500,000
Less current portion	(14,311,336)	(2,424,594)

	$28,452,603	$45,075,406

        On July 29, 1999, the Company entered into a $105,000,000 senior secured credit facility consisting of a $75,000,000 term loan and a $30,000,000 revolving loan facility. In March 2001, the senior credit facility was amended to increase the term loan facility to $144,900,000. The Company is required to pay a quarterly commitment fee at a rate of 0.50% per year on unused commitments under the revolving loan facility. The term loan and the revolving loan facility bear interest based on either an alternate base rate plus a margin of 0.63% and 1.75% at December 31, 2002 and 2001 respectively, or LIBOR plus a margin of 1.63% and 2.75% at December 31, 2002 and 2001, respectively, (each as defined in the senior secured credit facility). During fiscal year 2002, the Company met certain covenants that provided for the above reduction in interest rates. The Company has pledged all of the assets of the Company as collateral for the senior credit facility.

        The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $15,000,000 at December 31, 2002. Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $7,000,000 are available under the senior credit facility. As of December 31, 2002, $9,774,693 was outstanding under the letter of credit facility.

        The senior credit facility requires that the Company meet certain covenants, including the maintenance of certain debt and interest expense ratios, capital expenditure limits, and the maintenance of a minimum level of EBITDA (as defined in the senior credit facility). The senior credit facility also limits the Company's ability to repurchase its common stock and declare and pay cash dividends on its common stock.

        On July 29, 1999, the Company issued $30,000,000 in senior subordinated pay-in-kind notes to two financial institutions. The proceeds of the loan were used by the Company solely to finance the CCS acquisition and to pay fees and expenses incurred in connection therewith. The interest rate on the subordinated notes was 12% per annum, compounded quarterly. The Company made no interest payments on the pay-in-kind notes; rather, accrued interest was converted into additional pay-in-kind notes on a monthly basis. The maturity date was the earlier of six months after the final maturity of the term and revolving debt issuances (January 29, 2006) or change in control of the Company.

        In connection with the issuance of the subordinated debt, the Company issued 504,468 shares of its common stock to the financial institutions. Debt issuance costs of $6,920,000 relating to this transaction were recorded in 1999, which represented the fair market value of the shares at the time of issuance.

        On October 30, 2001, the Company completed its initial public offering of 7,812,500 shares of common stock at $17.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. The proceeds were used to repay $89,580,000 of the outstanding balance under the term loan portion of the Company's senior secured credit facility, $6,100,000 under the revolver portion of the Company's senior secured credit facility, and $38,779,000 to redeem the Company's outstanding senior subordinated pay-in-kind notes. Prepayment of the pay-in-kind notes resulted in a $1,567,000 redemption premium, which, along with the write-off of $6,433,000 of debt issuance costs discussed in Note 2, has been recorded as an extraordinary loss on early extinguishment of debt in the 2001 consolidated statement of operations. After a tax benefit of approximately $3,216,000, extraordinary loss on early extinguishment of debt totaled approximately $4,784,000 for the year ended December 31, 2001.

        Subsequent to December 31, 2002, the Company repaid $15,289,809 of its borrowings under the term loan portion of the senior credit facility. The senior credit facility matures on July 29, 2005. Subsequent to the payments made in 2003 the aggregate scheduled maturities of long-term debt are as follows:

Year ending December 31:
2003	$6,003,248
2004	14,053,145
2005	7,296,404
2006	22,400
2007	22,400
Thereafter	76,533

$27,474,130

        On August 30, 2001, the Company entered into notes payable with a third-party. The proceeds from the notes payable were used to pay the Company's insurance premiums. Principal and interest on these notes are payable over an 11-month period at an interest rate of 5.75%. At December 31, 2001, the outstanding balance on these notes was $1,247,000. The entire balance was repaid during 2002.

8.    Employee Benefit Plans

        The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for a discretionary matching contribution, which is equal to a percentage of each contributing participant's elective deferral, which the Company, at its sole discretion, determines from year to year. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $3,030,000, $2,467,000 and $885,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

        TVCM employees were covered under a separate benefit plan for 2000. TVCM had a 401(k) defined contribution plan for eligible employees. Eligible employees made pretax savings contributions to the 401(k) plan of up to 20% of their earnings to a certain statutory limit. TVCM matched employee contributions from 1% to 3% of compensation based on years of service. Contributions to the 401(k) plan were approximately $630,000 for the year ended December 31, 2000. Effective fiscal 2001, TVCM employees participated in the Company's defined contribution 401(k) profit-sharing plan.

9.    Commitments and Contingencies

        The Company has entered into non-cancelable operating lease agreements for the rental of space. Certain of these leases include options to renew as well as rent escalation clauses. The rent escalations have been reflected in the table below. Future minimum lease payments associated with these agreements with terms of one year or more are approximately as follows:

Year ending December 31:
2003	$3,341,000
2004	3,406,000
2005	2,830,000
2006	2,377,000
2007	2,033,000
Thereafter	3,361,000

$17,348,000

        Rent expense related to office facilities was approximately $3,345,000, $2,455,000 and $1,527,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

10.    Estimated Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying amount of the revolving credit note and term loan approximates fair value because the interest rate is tied to a quoted variable index.

        The Company's interest rate swap agreement is carried at fair value in accordance with FASB Statement No. 133 as discussed in Note 14.

11.    Income Taxes

        The components of the Company's income tax expense (benefit) are as follows:

	Year ended December 31,
	2002	2001	2000
Continuing operations:
Current
Federal	$15,061,237	$9,689,651	$5,966,385
State	2,214,552	1,341,743	1,004,552

	17,275,789	11,031,394	6,970,937
Deferred	3,978,365	(169,137)	(164,055)

	21,254,154	10,862,257	6,806,882
Discontinued operations—current
Tax benefit on loss from discontinued operations	(2,451,696)	(498,134)	(1,235,871)
Tax benefit on loss on disposal	—	(330,961)	(327,963)

	(2,451,696)	(829,095)	(1,563,834)
Tax benefit on extraordinary item—current	—	(3,215,801)	—

	$18,802,458	$6,817,361	$5,243,048

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Current deferred tax assets and (liabilities):
Accrued and prepaid expenses	$1,726,154	$3,263,323
Allowance for doubtful accounts	980,562	967,725
Other	(2,061,539)	167,150

	645,177	4,398,198
Non-current deferred tax assets and (liabilities):
Depreciation and amortization	(7,911,383)	(6,130,392)
Identifiable intangibles	(3,099,297)	(3,448,537)
Interest rate swap	231,931	1,008,568

	(10,778,749)	(8,570,361)

Net deferred taxes	$(10,133,572)	$(4,172,163)

        FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2002 and 2001 is not necessary.

        The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense is as follows:

	December 31,
	2002	2001
Tax at U.S. statutory rate	$19,222,103	$8,843,002
State taxes, net of federal benefit	1,784,910	884,300
Non-deductible goodwill	—	792,525
Non-deductible meals and entertainment	43,579	61,122
Non-deductible other	39,415	—
Other	164,147	281,308

	21,254,154	10,862,257
Benefit from discontinued operations and extraordinary loss	(2,451,696)	(4,044,896)

	$18,802,458	$6,817,361

12.    Stockholders' Equity

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

        In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Costs associated with this secondary offering of $886,036 are included in non-recurring secondary offering costs in the 2002 consolidated statement of operations.

        On November 5, 2002, the Company's Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1,500,000 of its common shares at an aggregate price not to exceed $25,000,000. As of December 31, 2002, the Company purchased and retired 435,000 shares of its common stock at an average cost of $13.83 per share pursuant to the current authorization. The cost of such purchases was approximately $6,000,000. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

Stock Options

        On December 16, 1999, the Company's Board of Directors approved the 1999 Stock Option Plan and Equity Participation Plan (collectively, the Plans), which was amended and restated on October 25, 2001 and provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. Non-qualified stock options may also be issued to consultants. The Plans were approved by the security holders at the Company's 2002 Annual Meeting of Stockholders. Under the Plans, the exercise price of options granted is determined by the compensation committee of the Company's Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of such fair market. Options granted during 2002, 2001 and 2000 under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years. Options granted during 2002, 2001 and 2000 under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant.

        Changes under these stock option plans for 2002, 2001 and 2000 were as follows:

	December 31, 2002			December 31, 2001			December 31, 2000
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Options outstanding at beginning of year	3,520,068	$7.75-$37.13	$13.00	3,121,252	$7.75-$32.35	$11.93	3,465,817	$7.75-$23.25	$11.87
Granted	53,279	$12.31-$26.15	$17.89	527,915	$10.13-$37.13	$18.19	173,450	$10.13-$32.35	$15.64
Canceled	(145,443)	$7.75-$26.15	$14.74	(107,027)	$7.75-$17.00	$8.11	(518,015)	$7.75-$23.25	$12.80
Exercised	(452,921)	$7.75-$23.25	$9.72	(22,072)	$7.75-$10.13	$9.31	—	—	—

Options outstanding at end of year	2,974,983	$7.75-$37.13	$13.50	3,520,068	$7.75-$37.13	$13.00	3,121,252	$7.75-$32.35	$11.93

Options exercisable at end of year	1,856,412	$7.75-$37.13	$12.97	1,535,826	$7.75-$32.35	$12.02	823,936	$7.75-$23.25	$11.93

        The following table represents information about stock options granted in each year:

	Year Ended December 31,
	2002	2001	2000
Weighted average exercise price of options granted during the year:
Issued at market price	$17.90	$16.69	$10.47
Issued above market price	N/A	21.95	19.74
Issued below market price	N/A	15.08	N/A
Weighted average fair value of options granted during the year:
Issued at market price	$10.72	$10.12	$6.35
Issued above market price	N/A	11.43	4.96
Issued below market price	N/A	6.03	N/A

        The following table describes outstanding options as of December 31, 2002:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$7.75	892,565	6.96	610,240
10.13	34,440	7.50	14,797
10.78	13,496	7.75	6,748
10.78	15,995	7.79	7,005
11.62	566,005	6.96	420,289
12.31	30,400	9.60	—
12.38	27,999	8.25	8,687
12.38	16,610	8.29	6,229
15.19	11,724	7.50	5,863
15.50	568,286	6.96	422,570
16.17	25,404	7.75	12,702
17.00	268,443	8.50	67,134
17.00	5,580	8.81	1,395
17.00	37,500	8.82	9,375
18.57	25,404	8.25	9,527
18.57	31,266	8.29	11,725
19.37	124,314	6.96	92,442
20.26	11,724	7.50	5,863
21.56	25,404	7.75	12,702
23.25	124,314	6.96	92,443
24.76	25,404	8.25	9,527
24.76	31,266	8.29	11,725
25.32	2,565	7.50	1,284
26.15	20,400	9.23	—
26.96	5,557	7.75	2,779
30.39	2,567	7.50	1,284
30.95	5,557	8.25	2,084
30.95	6,840	8.29	2,565
32.35	5,557	7.75	2,779
37.13	5,557	8.25	2,084
37.13	6,840	8.29	2,565

12.97	2,974,983	7.28	1,856,412

        The fair value of options granted used to compute pro forma net income disclosures here and within footnote 2 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31,
	2002	2001	2000
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.00	60.00	60.00
Risk-free interest rate	4.28	5.19	5.19
Expected life	6 years	6 years	6 years

        The effect of applying FASB Statement No. 123 for providing pro forma disclosures is not likely to be representative of the effect on reported net income in future years.

13.    Earnings Per Share

        In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the 2002, 2001 and 2000 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,362,195, 268,565 and 3,121,252 during the fourth quarters ending December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002 and 2001, respectively, 1,221,407 and 341,718, incremental shares of common stock were included in diluted weighted average shares outstanding.

14.    Interest Rate Swap

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

        The interest rate swap matures on February 7, 2003 and has an underlying notional amount of $45,000,000. The floating interest rate to be paid to the Company is based on the three-month U.S. dollar London Interbank Offered Rate (LIBOR), which is reset quarterly, while the fixed interest rate, through December 31, 2000, to be paid by the Company is 6.625% if the three-month US dollar LIBOR is less than 7.25%, the three-month U.S. dollar LIBOR if LIBOR is greater than or equal to 7.25% but less than 8.5%, and 8.5% if the three-month U.S. dollar LIBOR is greater than or equal to 8.5% over the term of the Agreement. Effective January 1, 2001, the Agreement was amended to change the fixed rate to be paid by the Company to 6.705%. In addition, the maturity date of the Agreement was extended to February 28, 2003. Any differences paid or received under the terms of the

Agreement are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying debt obligation.

        For the period from February 7, 2000 through December 31, 2000, the Company paid a fixed interest rate of 6.625% based on an underlying notional amount of $45,000,000. The floating interest rate paid by the financial institution to the Company approximated 6.7503%. The carrying value of the interest rate swap at December 31, 2000 was immaterial as to the net amount due from the financial institution. The fair value of the interest rate swap approximated a $606,000 and $2,509,000 net payable based on quoted market prices for similar instruments at December 31, 2002 and 2001, respectively. The estimated fair value of the swap fluctuated over time based on changes in floating interest rates; however, these fair value amounts should not be viewed in isolation but rather in relation to the overall reduction in the Company's exposure to adverse fluctuations in floating interest rates. The Company recorded the fair value of the interest rate swap transaction at January 1, 2001, which resulted in a reduction in consolidated stockholders' equity of approximately $910,000. To test effectiveness of the interest rate swap, the Company compared the present value of the cumulative change in the fair value of the interest rate swap with the present value of the cumulative change in the expected variable interest payments.

        The Company was exposed to credit loss in the event of nonperformance by the counterparty to the Agreement. The amount of such exposure was limited to the unpaid portion of amounts due to the Company, if any, pursuant to the Agreement. However, management believed that this exposure was mitigated by provisions in the Agreement that allow for the legal right of offset of any amounts due to the Company from the counter party with any amounts payable to the counterparty by the Company. As a result, management considered the risk of counter-party default to be minimal. At December 31, 2002 and 2001, the Company expected to reclassify approximately $606,000 and $1,939,000, respectively, of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the twelve months following December 31, 2002 and 2001, respectively. On February 28, 2003, the maturity date, the Company paid the last payment on the agreement.

15.    Related Party Transactions

        The Company provides services to three hospitals, which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $6,323,000, $8,671,000, and $4,345,000 in 2002, 2001 and 2000, respectively. Accounts receivable due from these hospitals at December 31, 2002 and 2001 were approximately $703,000 and $1,007,000, respectively.

16.    Discontinued Operations

        In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of FASB Statement No. 144 as of January 1, 2002.

        On December 20, 2000, the Company committed itself to a formal plan to dispose of its wholly-owned subsidiary, HospitalHub, through a sale or liquidation of this business segment. Under the provisions of FASB Statement No. 144, disposal activities that were initiated prior to the initial application of the Statement should continue to be accounted for in accordance with the prior pronouncement. Pursuant to APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the discontinuance of HospitalHub. Accordingly, the revenue and costs and expenses of HospitalHub have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations. There were no assets or liabilities relating to HospitalHub at December 31, 2002 or 2001. The divestiture was completed in the second quarter of 2001.

        In March 2002, the Company committed itself to a formal plan to dispose of its subsidiary, E-Staff, a Pennsylvania Corporation, through a sale of this business. E-Staff was previously included in the Company's other human capital management services segment. The Company had acquired substantially all of the assets of E-Staff, effective July 31, 2000, for $1,500,000. The acquisition met the accounting criteria of a purchase and, accordingly, the accompanying consolidated financial statements include the results of E-Staff from the acquisition date. The consideration for this acquisition included $1,500,000 in cash. The excess of the aggregate purchase price over the fair market value of the assets acquired of approximately $927,000 was allocated to goodwill and was being amortized over five years through December 31, 2001. In addition, the asset purchase agreement provided for potential earnout payments of up to $3,750,000 based on achievement of a defined development milestone and the profits of E-Staff over a three-year period ending July 31, 2003. This contingent consideration is not related to the seller's employment. The Company paid $500,000 upon achievement of the developmental milestone in the first quarter of 2002. The amount was recorded to assets from discontinued operations, net. Due to the discontinuance of the E-Staff business, the Company expects no additional earnout payments to be made.

        E-Staff is an application service provider that has developed an internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. As an application service provider E-Staff maintains the database of the client's employees on E-Staff's servers and prospective E-Staff clients are concerned about placing their healthcare employees' names and credentials on servers owned or controlled by one of the nation's largest healthcare staffing companies. Accordingly, the Company decided to sell this subsidiary. Pursuant to FASB Statement No. 144, the consolidated financial statements of the Company have been reclassified to reflect the discontinuance of E-Staff. Accordingly certain costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations.

        In September 2002, the Company decided to retain a portion of the E-Staff software and related equipment for internal use. As a result, in September 2002, approximately $436,000 of related software and equipment were reclassified from assets from discontinued operations, net, to property and equipment, net. These assets and the related depreciation expense have been reclassified to continuing operations for all periods presented in the accompanying consolidated balance sheets and statements of operations. These reclassifications did not have a material impact on the Company's consolidated financial position or results of operations. Based on discussions with potential buyers of the E-Staff technology during the three months ended September 30, 2002, the Company evaluated the ongoing value of E-Staff and determined that approximately $4,143,000 of the carrying amount of the net assets from discontinued operations was impaired. The Company wrote down the net assets from discontinued operations to their estimated fair value of approximately $134,000. Fair value was based on the latest offer received for the sale and included the estimated cash flows from the sale of E-Staff to a potential buyer, adjusted for the estimated probability of the sale. Because of deteriorating market conditions, it is reasonably possible that the estimate of discounted cash flows may change in the near term resulting in the need to adjust the determination of fair value. The effect of any additional charge would be immaterial. The impairment charge of $2,539,506, net of income tax benefit of $1,603,244, is included in the accompanying consolidated statement of operations as loss from discontinued operations for the year ended December 31, 2002.

        Loss from discontinued operations during the year ended December 31, 2000 represents HospitalHub operations as well as E-Staff results. E-Staff and HospitalHub operations generated an after tax loss of approximately $76,000 and $1,604,000, respectively, for the year ended December 31, 2000. HospitalHub, which was discontinued in December 2000, was sold in the second quarter of 2001 and did not generate a loss from discontinued operations for the years ended December 31, 2002 or 2001. Loss from discontinued operations for the year ended December 31, 2002 include the after tax E-Staff impairment charge of $2,539,506.

17.    Segment Information

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

        The Company's management evaluates performance of each segment primarily based on revenues and contribution income (which is defined as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reported segment). The Company's management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The information in the following table is derived from the segments' internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

        Information on operating segments and a reconciliation of such information to income from continuing operations for the periods indicated are as follows:

	Year ended December 31,
	2002	2001	2000
Revenue from unaffiliated customers (a):
Healthcare staffing	$588,743,378	$466,985,416	$350,856,054
Other human capital management services	51,209,537	37,378,221	17,476,130

	$639,952,915	$504,363,637	$368,332,184

Contribution income (b):
Healthcare staffing	$81,159,968	$70,852,551	$61,936,676
Other human capital management services	6,520,861	4,701,442	1,315,188
Unallocated corporate overhead	(21,449,824)	(18,314,805)	(18,041,169)

Adjusted EBITDA	66,231,005	57,239,188	45,210,695
Interest expense, net	3,752,718	14,422,170	15,435,236
Depreciation and amortization	6,671,956	17,551,298	14,947,558
Nonrecurring indirect transaction costs	—	—	1,289,217
Nonrecurring secondary offering costs	886,036	—	—

Income from continuing operations before income taxes	$54,920,295	$25,265,720	$13,538,684

(a)
The Company adopted EITF Issue No. 01-14, which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. This required certain reclassifications of revenue, cost of sales and selling, general and administrative expenses as described in footnote 2. This change has been reflected in all periods presented.

(b)
The Company defines contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing segment performance. During the year ended December 31, 2002, the Company refined its methodology for allocating corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Upon review, certain individuals' salaries and related benefits were more specifically identified to the healthcare staffing segment. In addition, certain direct mail expenses were more specifically identified. Prior year segment data has been reclassified to reflect this improvement in the allocation methodology. Due to the organizational structure in 2000, post-merger and prior to the Company's initial public offering, allocations of general and administrative salaries to the segments would not have provided meaningful comparisons. Additionally, direct mail expenses were immaterial. Accordingly, 2000 segment data has not been reclassified for this change in allocation methodology. This change in the allocation of overhead expenses does not impact prior year consolidated financial statements. In addition, E-Staff, which was previously included in other human capital management services, has been included in discontinued operations.

18.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenue from services (a)	$158,165,456	$158,738,288	$160,152,688	$162,896,483
Gross profit (a)	38,010,786	40,670,059	40,702,880	42,019,555
Income from continuing operations (b)	7,213,226	8,452,414	8,753,302	9,247,199
Loss from discontinued operations (b)	(216,404)	(420,643)	(2,881,396)	(364,993)

Net income	$6,996,822	$8,031,771	$5,871,906	$8,882,206

Net income (loss) per common share-basic (b):
Income from continuing operations	$0.23	$0.26	$0.27	$0.28
Loss from discontinued operations	(0.01)	(0.01)	(0.09)	(0.01)

Net income	$0.22	$0.25	$0.18	$0.27

Net income (loss) per common share-diluted (b):
Income from continuing operations	$0.21	$0.25	$0.26	$0.28
Loss from discontinued operations	(0.00)	(0.01)	(0.09)	(0.01)

Net income	$0.21	$0.24	$0.17	$0.27

2001
Revenue from services (a)	$104,135,971	$119,275,925	$133,954,471	$146,997,270
Gross profit (a)	25,105,948	31,045,536	34,391,379	36,529,652
Income from continuing operations (b)	1,208,631	2,324,800	4,097,428	6,772,604
(Loss) income from discontinued operations (b)	(1,200,080)	340,997	(175,384)	86,751
Extraordinary loss on early extinguishment of debt	—	—	—	(4,783,705)

Net income	$8,551	$2,665,797	$3,922,044	$2,075,650

Net income (loss) per common share-basic (b):
Income from continuing operations	$0.05	$0.10	$0.18	$0.23
(Loss) income from discontinued operations	(0.05)	0.01	(0.01)	—
Extraordinary loss on early extinguishment of debt	—	—	—	(0.16)

Net income	$0.00	$0.11	$0.17	$0.07

Net income (loss) per common share-diluted (b):
Income from continuing operations	$0.05	$0.10	$0.18	$0.22
(Loss) income from discontinued operations	(0.05)	0.01	(0.01)	—
Extraordinary loss on early extinguishment of debt	—	—	—	(0.15)

Net income	$0.00	$0.11	$0.17	$0.07

(a)
The Company adopted EITF Issue No. 01-14, which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. This required certain reclassifications of the Company's revenue, gross profit and SG&A expenses. This change has been reflected in all periods presented. The quarterly impact of these reclassifications are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Increase in revenue from services	$3,304,425	$2,761,557	$2,495,975	$2,400,979
Increase in gross profit	305,449	542,620	422,127	364,510
2001
Increase in revenue from services	$264,232	$441,178	$467,571	$2,688,087
Increase in gross profit	235,615	308,277	291,512	385,629
(b)
Pursuant to FASB Statement No. 144, the consolidated financial statements of the Company have been reclassified in all periods presented to reflect the discontinuance of E-Staff.

Schedule II

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Other Changes		Balance at End of Period
	Valuation and Qualifying Accounts (for continuing operations)
Allowance for Doubtful Accounts
Year ended December 31, 2000	$2,144,110	$432,973	$(565,012)	$75,676	$—		$2,087,747
Year ended December 31, 2001	2,087,747	1,273,656	(989,037)	—	52,499	(a)	2,424,865
Year ended December 31, 2002	2,424,865	242,230	(599,332)	105,743	76,541	(b)	2,250,047

(a)
—Allowance for doubtful accounts for receivables acquired in ClinForce acquisition.

(b)
—Allowance for doubtful accounts for receivables acquired in NovaPro acquisition.

II-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  Risk Factors
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit Index
INDEX TO FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
Cross Country, Inc. Consolidated Balance Sheets
Cross Country, Inc. Consolidated Statements of Operations
Cross Country, Inc. Consolidated Statement of Stockholders' Equity
Cross Country, Inc. Consolidated Statements of Cash Flows
Cross Country, Inc. Notes to Consolidated Financial Statements December 31, 2002
Schedule II