Form 10-Q
period 2003-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2003-05-13
CIK 1141103

Index

United States Securities And Exchange Commission Washington, DC 20549 _______________
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003
Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________________ to _________________

Commission file number 0-33169

CROSS COUNTRY HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4066229
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

6551 Park of Commerce Blvd, N.W. Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

(561) 998-2232
(Registrant's telephone number, including area code)
Former name: Cross Country, Inc.
(Former name, former address and former fiscal year, if changed since last report)
_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

The Registrant had outstanding 32,275,382 shares of Common Stock, par value $.0001 per share, as of April 30, 2003.

Index

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

MARCH 31, 2003

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2003 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	December 31, 2002 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 14,221	$ 17,210
Accounts receivable, net	96,498	97,641
Assets from discontinued operations, net	10	248
Other current assets	11,160 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	12,979 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total current assets	121,889	128,078
Property and equipment, net	11,900	12,394
Goodwill, net	229,310	226,116
Trademarks, net	15,749	15,749
Other identifiable intangible assets, net	6,449	7,113
Other assets	1,114 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,150 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total assets	$ 386,411 ————————	$ 390,600 ————————
Current liabilities:
Accounts payable and accrued expenses	$ 2,195	$ 3,297
Accrued employee compensation and benefits	31,242	29,663
Current portion of debt and note payable	9,532	14,362
Income taxes payable	2,235	—
Liabilities from discontinued operations, net	25	186
Other current liabilities	3,650 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	2,422 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total current liabilities	48,879	49,930
Interest rate swap	—	606
Deferred income taxes	11,014	10,779
Long-term debt	17,963 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	28,453 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total liabilities	77,856	89,768
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	258,790	258,489
Other stockholders' equity	49,762 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	42,340 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total stockholders' equity	308,555 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	300,832 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total liabilities and stockholders' equity	$ 386,411 ————————	$ 390,600 ————————

See accompanying notes to the condensed consolidated financial statements

Index

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

Three Months Ended March 31, ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

	2003 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	2002 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Revenue from services	$ 161,003	$ 158,166
Operating expenses:
Direct operating expenses	121,481	120,155
Selling, general and administrative expenses	25,013	22,072
Bad debt expense	—	285
Depreciation	1,068	731
Amortization	747	770
Non-recurring secondary offering costs	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,008 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total operating expenses	148,309 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	145,021 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Income from operations	12,694	13,145
Other expenses:
Interest expense, net	586 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,147 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Income from continuing operations before income taxes	12,108	11,998
Income tax expense	4,686 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	4,785 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Income from continuing operations	7,422	7,213
Discontinued operations	(371) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(216) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net income	$ 7,051 ———————	$ 6,997 ———————

Net income/(loss) per common share - basic:
Income from continuing operations	$ 0.23	$ 0.23
Discontinued operations	(0.01) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(0.01) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net income	$ 0.22 ———————	$ 0.22 ———————

Net income/(loss) per common share - diluted:
Income from continuing operations	$ 0.23	$ 0.21
Discontinued operations	(0.01) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(0.00) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net income	$ 0.22 ———————	$ 0.21 ———————

Weighted average common shares outstanding-basic	32,247	32,231
Weighted average common shares outstanding-diluted	32,607	33,995

See accompanying notes to the condensed consolidated financial statements

Index

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

Three Months Ended March 31, ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

	2003 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	2002 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Operating activities
Net income	$ 7,051	$ 6,997
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	747	770
Depreciation	1,068	731
Bad debt expense	—	285
Loss from discontinued operations	371	216
Changes in operating assets and liabilities:
Accounts receivable	1,143	(4,547)
Prepaid rent, deposits, and other current assets	1,819	1,927
Accounts payable and accrued expenses	478	4,156
Other current liabilities	3,490 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	4,368 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash provided by continuing operations	16,167	14,903

Loss from discontinued operations, net	(371)	(216)
Change in net assets from discontinued operations	77 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(62) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash used in discontinued operations	(294) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(278) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash provided by operating activities	15,873	14,625

Investing activities
Acquisitions and earnout payments	(3,195)	(11,000)
Purchases of property and equipment	(573)	(1,688)
Other investing activities	(47)	(3)
Investing activities of discontinued operations	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(884) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash used in investing activities	(3,815)	(13,575)

Financing activities
Repayment of debt	(15,320)	(26,899)
Proceeds from issuance of debt	—	23,750
Other financing activities	273 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	231 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash used in financing activities	(15,047)	(2,918)

Change in cash and cash equivalents	(2,989)	(1,868)
Cash and cash equivalents at beginning of period	17,210 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯	2,736 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Cash and cash equivalents at end of period	$ 14,221 ———————	$ 868 ———————

See accompanying notes to the condensed consolidated financial statements

Index

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

On May 8, 2003, the name of the corporation was changed from Cross Country, Inc. to Cross Country Healthcare, Inc. The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the fourth quarter of 2002, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This EITF requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and a corresponding expense in the condensed consolidated statements of operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to direct operating expenses and selling, general, and administrative expenses. Accordingly, the Company has adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase in expenses, related to reimbursable expenses. The associated amount of reimbursable expenses that are included in revenue for the three month period ending March 31, 2002 was $3.3 million. The corresponding effect on direct costs of the healthcare staffing business segment for the three month period ending March 31, 2002 was approximately $3.0 million. The effect on selling, general and administrative expenses of the other human capital management services business segment for the three month period ending March 31, 2002 was $0.3 million. This change in classification has not had an affect on current or previously reported net income, or net income per share.

3.

EARNINGS PER SHARE

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive. Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three month periods ended March 31, 2003 and 2002, were 359,179, and 1,763,310, respectively.

4.

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

Index

In addition, the Company issued 16,216 shares of restricted stock to certain key employees in the first quarter of 2003. The restricted stock will vest based on continued employment in three equal annual installments on the first, second and third anniversary of the grant date. Under APB Opinion No. 25, compensation expense is reflected over the period in which services are performed. The fair market value of the shares on the grant date approximated $0.2 million.  Unearned deferred compensation of $0.2 million was recorded as a contra-equity account in additional paid-in capital and will be amortized to operations over the related vesting period.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. FASB Statement No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the Statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. FASB Statement No. 148 is effective for fiscal periods ending after December 15, 2002. The pro-forma disclosure of stock based compensation required by this Statement is shown below.

The Company's consolidated net income would have changed to the pro forma amounts set forth below had compensation cost for stock options granted during the three month period ending March 31, 2003 and 2002, been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

Three Months Ended March 31, ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

	2003 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	2002 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
(Unaudited, amounts in thousands, except per share data)

Net income as reported	$ 7,051	$ 6,997

Stock based employee compensation included in reported net income	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(592) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(685) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Pro forma net income applying FASB Statement No. 123	$ 6,459 ————————	$ 6,312 ————————

Basic and diluted earnings per share as reported:
Net income per common share-basic	$ 0.22 ————————	$ 0.22 ————————
Net income per common share-diluted	$ 0.22 ————————	$ 0.21 ————————

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$ 0.20 ————————	$ 0.20 ————————
Pro forma net income per common share-diluted	$ 0.20 ————————	$ 0.19 ————————

5.

ACQUISITIONS

In January 2002, the Company acquired substantially all of the assets of NovaPro, the healthcare staffing division of HRLogic Holdings, Inc., a professional employer organization, for approximately $7.1 million in cash and a post-closing adjustment of approximately $0.5 million. Approximately $4.7 million was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. NovaPro targets nurses seeking more customized benefits packages.

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

Index

Both acquisitions were accounted for in accordance with FASB Statement No. 141, Business Combinations, and, accordingly, their results of operations have been included in the condensed consolidated statements of operations from their respective dates of acquisition.

As of March 31, 2003, the Company is contingently liable for additional earnout payments of approximately $5.1 million in the aggregate relating to its acquisitions of Heritage Professional Education, LLC (Heritage), Gil/Balsano Consulting, LLC (Gil/Balsano), and JRK. Each of these contingent payments are based on profitability measures as defined by their respective purchase agreements (earnout payments). Upon payment, the amounts are allocated to goodwill as additional purchase price. During the three month period ended March 31, 2003, the Company paid $2.0 million, $0.7 million and $0.5 million in earnout payments for Heritage, Gil/Balsano, and JRK, respectively, in accordance with their purchase agreements. During the three month period ended March 31, 2002, the Company paid $1.5 million in earnout payments for Heritage.

6.

DISPOSAL OF BUSINESS

The Company abandoned its efforts to sell the E-Staff business during the three month period ending March 31, 2003 and decided to dispose of the subsidiary by winding down its operations. E-Staff operations ceased as of March 31, 2003. The Company determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge is included in the accompanying condensed consolidated statements of operations as loss from discontinued operations for the three month period ending March 31, 2003. The remaining assets and liabilities at March 31, 2003 are recorded on the condensed consolidated financial statements and are not considered material to the Company’s consolidated financial position or results of operations.

7.

NON-RECURRING SECONDARY OFFERING COSTS

In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Estimated costs associated with this secondary offering have been expensed as non-recurring secondary offering costs and approximated $1.0 million, pretax, for the three month period ended March 31, 2002.

8.

INTEREST RATE SWAP

The Company was party to an interest rate swap agreement which effectively fixed the interest rate paid on $45.0 million of borrowings under the credit facility at 6.71%, effective January 1, 2001, plus an applicable margin. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recorded the fair value of this instrument as a liability of $0.6 million, in the condensed consolidated balance sheets as of December 31, 2002.  In February 2003, the Company paid the last payment on the interest rate swap agreement in accordance with the maturity date of the instrument.

9.

COMPREHENSIVE INCOME

The Company recorded the fair value of the interest rate swap transaction, which resulted in an increase in other comprehensive income of $0.4 million for the three month period ended March 31, 2002. Upon maturity of the interest rate swap agreement, the Company reclassified the remaining accumulated derivative loss of $0.4 million to interest expense, net, on the accompanying condensed consolidated statement of operations.  There are no other components of comprehensive income other than the Company’s consolidated net income and the accumulated derivative change during the three month periods ended March 31, 2003 and 2002.

10.

DEBT

The Company’s debt is comprised of a revolving credit facility of up to $30.0 million, including a swing-line sub facility of $7.0 million, a letter of credit sub-facility of $15.0 million and a $27.3 million term loan facility. During the three month period ended March 31, 2003, the Company repaid $15.3 million of its borrowing under the term loan portion of the senior credit facility. The revolving credit facility matures on July 29, 2005 and the term loan facility has staggered maturities in 2002 through 2005. The unused credit facility balance as of March 31, 2003 was $20.2 million.

Index

11.

SEGMENT DATA

Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

Three Months Ended March 31, ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

2003 ¯¯¯¯¯¯¯¯¯¯¯¯	2002 ¯¯¯¯¯¯¯¯¯¯¯¯

(Unaudited, amounts in thousands)

Revenue from unaffiliated customers (a):
Healthcare staffing	$ 148,243	$ 146,633
Other human capital management services	12,760 ¯¯¯¯¯¯¯¯¯¯¯¯	11,533 ¯¯¯¯¯¯¯¯¯¯¯¯
	$ 161,003 ——————	$ 158,166 ——————
Contribution income (b):
Healthcare staffing	$ 18,891	$ 19,903
Other human capital management services	1,427	1,534
Unallocated corporate overhead	(5,809) ¯¯¯¯¯¯¯¯¯¯¯¯	(5,783) ¯¯¯¯¯¯¯¯¯¯¯¯
Adjusted EBITDA (c)	14,509	15,654

Interest expense	586	1,147
Depreciation and amortization	1,815	1,501
Non-recurring secondary offering costs	— ¯¯¯¯¯¯¯¯¯¯¯¯	1,008 ¯¯¯¯¯¯¯¯¯¯¯¯
Income from continuing operations before income taxes	$ 12,108 ——————	$ 11,998 ——————

———————

(a)

In the fourth quarter of 2002, the Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. This required certain reclassifications of revenue, cost of sales and selling, general and administrative expenses as described in footnote 2. This change has been reflected in all periods presented.

(b)

The Company defines contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing segment performance.

(c)

Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, income taxes, depreciation, amortization and non-recurring secondary offering costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate its operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

12.

CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

Index

13.

SUBSEQUENT EVENT

On May 8, 2003, the Company also announced that it has entered into an agreement to acquire the assets of Med-Staff, Inc. (Med-Staff) for $104 million in cash, plus an earn-out provision up to a maximum of $37.5 million based on 2003 performance. Med-Staff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals that operates across a wide geographic and client base in all 50 states. Med-Staff, one of the largest privately held national nurse staffing businesses, had 2002 revenues of $162.2 million and EBITDA of $19.3 million. Consummation of the transaction is subject to certain closing conditions and completion of financing.

The Company intends to finance this transaction with $200 million in Senior Secured Credit Facilities consisting of a 5-year $75 million revolving credit agreement and a 6-year $125 million Term Loan. These funds will be used to finance the pending acquisition of Med-Staff, refinance all of the Company’s existing debt, and provide for working capital and general corporate purposes.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10K, filed for the year ended December 31, 2002, and is intended to assist the reader in understanding the financial results and condition of the Company.

Certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

Three Months Ended March 31, ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

	2003 ¯¯¯¯¯¯¯¯¯¯	2002 ¯¯¯¯¯¯¯¯¯¯
	(Unaudited)

Revenue from services	100.0%	100.0%
Operating expenses:
Direct operating expenses	75.5	76.0
Selling, general and administrative expenses	15.5	13.9
Bad debt expense	— ¯¯¯¯¯¯¯¯¯¯	0.2 ¯¯¯¯¯¯¯¯¯¯
Adjusted EBITDA (a)	9.0	9.9
Depreciation and amortization	1.1	1.0
Non-recurring secondary offering costs	— ¯¯¯¯¯¯¯¯¯¯	0.6 ¯¯¯¯¯¯¯¯
Income from operations	7.9	8.3
Interest expense, net	0.4 ¯¯¯¯¯¯¯¯¯¯	0.7 ¯¯¯¯¯¯¯¯¯¯
Income from continuing operations before income taxes	7.5	7.6
Income tax expense	2.9 ¯¯¯¯¯¯¯¯¯¯	3.0 ¯¯¯¯¯¯¯¯¯¯
Income from continuing operations	4.6	4.6
Discontinued operations	(0.2) ¯¯¯¯¯¯¯¯¯¯	(0.2) ¯¯¯¯¯¯¯¯¯¯
Net income	4.4% —————	4.4% —————

———————

(a)

Adjusted EBITDA, a non-GAAP financial measure, is defined as income before interest, income taxes, depreciation, amortization, and non-recurring secondary offering costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Index

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of operations data by segment:

Three Months Ended March 31, ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

2003 ¯¯¯¯¯¯¯¯¯¯¯¯	2002 ¯¯¯¯¯¯¯¯¯¯¯¯

(Unaudited, amounts in thousands)

Revenue from unaffiliated customers (a):
Healthcare staffing	$ 148,243	$ 146,633
Other human capital management services	12,760 ¯¯¯¯¯¯¯¯¯¯¯¯	11,533 ¯¯¯¯¯¯¯¯¯¯¯¯
	$ 161,003 ——————	$ 158,166 ——————
Contribution income (b):
Healthcare staffing	$ 18,891	$ 19,903
Other human capital management services	1,427	1,534
Unallocated corporate overhead	(5,809) ¯¯¯¯¯¯¯¯¯¯¯¯	(5,783) ¯¯¯¯¯¯¯¯¯¯¯¯
Adjusted EBITDA (c)	14,509	15,654

Interest expense	586	1,147
Depreciation and amortization	1,815	1,501
Non-recurring secondary offering costs	— ¯¯¯¯¯¯¯¯¯¯¯¯	1,008 ¯¯¯¯¯¯¯¯¯¯¯¯
Income from continuing operations before income taxes	$ 12,108 ——————	$ 11,998 ——————

———————

(a)

In the fourth quarter of 2002, we adopted Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. This required certain reclassifications of our revenue, cost of sales and selling, general and administrative expenses. This change has been reflected in all periods presented.

(b)

We define contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing segment performance.

(c)

Adjusted EBITDA, a non-GAAP financial measure, is defined as income before interest, income taxes, depreciation, amortization and non-recurring secondary offering costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS—Three months ended March 31, 2003 compared to three months ended March 31, 2002

REVENUE FROM SERVICES increased $2.8 million or 1.8% to $161.0 million for the three months ended March 31, 2003 as compared to $158.2 million for the three months ended March 31, 2002. Approximately half of the revenue growth was organic with the remainder coming from the acquisition of Jennings Ryan & Kolb, Inc. (JRK) in March 2002. Excluding the effect of this acquisition, revenue increased $1.4 million, or 0.9%. This increase is primarily from increased revenue in our healthcare staffing business segment.

Index

Revenue from our healthcare staffing business segment for the three months ended March 31, 2003 increased $1.6 million or 1.1% to $148.2 million for the three months ended March 31, 2003 from $146.6 million for the three months ended March 31, 2002. This increase was primarily due to an increase in the average hourly bill rate, contributing $8.1 million; substantially offset by a decrease in the average number of full time equivalents (FTEs), representing $(5.7) million; and an increase in the percentage of FTEs working under mobile contracts, representing $(0.8) million. The average bill rates in our core travel nurse staffing business in the three months ended March 31, 2003, was 6% higher than the three months ended March 31, 2002. The average number of FTEs on contract decreased 3.0% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our travel nurse staffing operations and clinical research trials business, partially offset by higher FTEs in our per-diem and international recruitment businesses. Demand for our travel nurse operations continued to weaken due to a more cautious buying process on the part of acute care hospital customers. We believe this trend is temporary and is due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages as well as lower patient census at hospitals during the first quarter of 2003. Longer term, we believe that demand for outsourced travel nursing services will increase, driven by an aging population and an increasing shortage of nurses. In the three months ended March 31, 2003, FTEs from our clinical research trials business decreased due to weak demand trends for clinical research professionals since the second half of 2002. Mobile contracts, where the nurse is on the hospital payroll accounted for 2% of our volume in the three months ended March 31, 2003 as compared to 1% in the three months ended March 31, 2002. For the three months ended March 31, 2003, nurse staffing operations generated 88.0% of healthcare staffing revenue and 12.0% was generated by other operations. For the three month period ending March 31, 2002, 86.2% of healthcare staffing revenue was generated from nursing operations and 13.8% was generated by other operations.

Revenue from other human capital management services increased $1.2 million, or 10.6%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase in revenue was primarily due to the acquisition of JRK.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $121.5 million for the three months ended March 31, 2003 as compared to $120.2 million for the three months ended March 31, 2002. As a percentage of revenue, direct operating expenses represented 75.5% of revenue for the three months ended March 31, 2003 and 76.0% for the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $25.0 million for the three months ended March 31, 2003 as compared to $22.1 million for the three months ended March 31, 2002. As a percentage of revenue, selling, general and administrative expenses were 15.5% and 13.9% for the three months ended March 31, 2003 and 2002, respectively.  This increase is primarily related to our investments associated with the addition of new recruiters and increased advertising expenses in our core travel nurse business. In addition, part of the increase related to additional investments in our international recruitment business, higher marketing expenses in our education and training business, and the acquisition of JRK which, due to the nature of its business, operates with a higher selling, general and administrative burden.

BAD DEBT EXPENSE totaled $0.3 million for the three months ended March 31, 2002. The Company did not record bad debt expense for the three months ended March 31, 2003 primarily due to improved collections and a decrease in write-offs.

ADJUSTED EBITDA, as a result of the above, totaled $14.5 million for the three months ended March 31, 2003 as compared to $15.7 million for the three months ended March 31, 2002. As a percentage of revenue, Adjusted EBITDA represented 9.0% of revenue for the three months ended March 31, 2003 and 9.9% of revenue for the three months ended March 31, 2002.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.8 million for the three months ended March 31, 2003 as compared to $1.5 million for the three months ended March 31, 2002. As a percentage of revenue, depreciation and amortization expense was 1.1% of revenue for the three months ended March 31, 2003 as compared to 1.0% for the three months ended March 31, 2002.

NET INTEREST EXPENSE totaled $0.6 million for the three months ended March 31, 2003 as compared to $1.1 million for the three months ended March 31, 2002. This decrease was primarily due to the expiration in February 2003 of our interest rate swap agreement, as well as the repayments of $15.3 million of debt in the first quarter of 2003.

Index

INCOME TAX EXPENSE totaled $4.7 million for the three months ended March 31, 2003 as compared to $4.8 million for the three months ended March 31, 2002. The effective tax rate was 38.7% for the three months ended March 31, 2003 compared with 39.9% for the three month period ended March 31, 2002.

DISCONTINUED OPERATIONS for the three months ended March 31, 2003 and 2002 were a loss of $0.4 million and $0.2 million, respectively relating to the discontinued E-Staff business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had a current ratio, the amount of current assets divided by current liabilities, of 2.5 to 1.0. Working capital decreased by $5.1 million to $73.0 million as of March 31, 2003 compared to $78.1 million as of December 31, 2002. The decrease in working capital was primarily attributable to a decrease in current assets partially offset by a decrease in current liabilities. This decrease in current assets was primarily due to a decrease in cash, accounts receivable and income tax receivable. The decrease in current liabilities is primarily due to a decrease in the current portion of debt and accounts payable and accrued expenses, partially offset by increases in income taxes payable, accrued employee compensation and benefits, and other current liabilities. During the three months ended March 31, 2003, the Company repaid more than the scheduled maturities under its term loan credit facility thereby reducing the current portion of debt. Accounts receivable decreased due to a slight decrease in revenues from the prior quarter coupled with improved collections. Days sales outstanding improved by 2 days from 56 days at December 31, 2002 to 54 days at March 31, 2003. At March 31, 2003 we had an income tax payable of $2.2 million and as of December 31, 2002, we had an income tax receivable of $1.8 million. Accounts payable and accrued liabilities decreased while accrued employee compensation and benefits increased due to the timing of payments. Other current liabilities increased primarily due to an increase in deferred revenue relating to our education and training business.

Net cash provided by operating activities for the three months ended March 31, 2003 increased to $15.9 million compared to $14.6 million for the three months ended March 31, 2002. This increase is primarily due to a decrease in receivables in the three months ended March 31, 2003 compared to an increase in receivables in the three months ended March 31, 2002. This increase was partially offset by a lower increase in accounts payable and accrued expenses and a lower increase in other current liabilities in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Investing activities used $3.8 million in the three months ended March 31, 2003 compared to $13.6 million during the three months ended March 31, 2002. Investing activities in the three months ended March 31, 2003 were primarily attributable to earnout payments relating to previous acquisitions. Investing activities during the three months ended March 31, 2002 were related to the acquisitions of NovaPro and JRK and capital expenditures relating to upgrading our information systems. NovaPro and JRK were acquired in the first quarter of 2002 using cash of approximately $9.5 million. The remainder of cash used in the three months ended March 31, 2002 was primarily for earnout payments relating to previous acquisitions.

Net cash used in financing activities in the three months ended March 31, 2003 was $15.0 million compared to $2.9 million in the three months ended March 31, 2002. During the first quarter of 2003, we repaid $15.3 million of our borrowings under the term loan portion of our credit facility.

Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service and any additional stock repurchases from a combination of operating cash flows and funds available under our credit facility. We also continue to evaluate acquisition opportunities that may require additional funding.

On March 20, 2002, an aggregate of 9,000,000 shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. We did not sell any shares or receive any of the proceeds from the sale of these shares, but estimated and expensed $1.0 million of expenses for such registration in the first quarter of 2002.

Index

On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby, we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. In November 2002, we amended our credit facility to increase our limitation on repurchases of capital stock in order to allow us to proceed with this program. As of March 31, 2003, we purchased and retired 435,000 shares of our common stock at an average cost of $13.83 per share pursuant to the current authorization. The cost of such purchases was $6.0 million. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

SUBSEQUENT EVENTS

On May 8, 2003, the name of the corporation was changed to Cross Country Healthcare, Inc.

On May 8, 2003, we also announced that we have entered into an agreement to acquire the assets of Med-Staff, Inc. (Med-Staff) for $104 million in cash, plus an earn-out provision up to a maximum of $37.5 million based on 2003 performance. Med-Staff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals that operates across a wide geographic and client base in all 50 states. Med-Staff, one of the largest privately held national nurse staffing businesses, had 2002 revenues of $162.2 million and EBITDA of $19.3 million. Consummation of the transaction is subject to certain closing conditions and completion of financing.

We intend to finance this transaction with $200 million in Senior Secured Credit Facilities consisting of a 5-year $75 million revolving credit agreement and a 6-year $125 million Term Loan. These funds will be used to finance the pending acquisition of Med-Staff, refinance all of our existing debt, and provide for working capital and general corporate purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation--Transition and Disclosure. FASB Statement No.148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Further, the Statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. FASB Statement No. 148 is effective for fiscal periods ending after December 15, 2002. We have adopted the additional disclosure requirements as of December 31, 2002.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients' ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

See Exhibit Index immediately following certifications

b)

Pursuant to Item 5, Other Events and Regulation FD disclosures, 8-Ks have been filed on January 17, 2003 and February 20, 2003.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By: /s/ EMIL HENSEL

Emil Hensel

Chief Financial Officer and Director

(Principal Financial Officer)

By: /s/ DANIEL LEWIS

Daniel Lewis

Corporate Controller

(Principal Accounting Officer)

Date: May 13, 2003

Index

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph A. Boshart, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Cross Country Healthcare, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ JOSEPH A. BOSHART

Joseph A. Boshart

President and Chief Executive Officer

Index

I, Emil Hensel, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Cross Country Healthcare, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ EMIL HENSEL

Emil Hensel

Chief Financial Officer

Index

EXHIBIT INDEX

No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer