Form 10-Q
period 2003-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2003-08-08
CIK 1141103

United States
Securities And Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003

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

(561) 998-2232
(Registrant’s telephone number, including area code)

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

The Registrant had outstanding 32,175,442 shares of Common Stock, par value $.0001 per share, as of July 31, 2003.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$14,283	$17,210
Accounts receivable, net	112,939	97,641
Income taxes receivable	2,660	1,816
Assets from discontinued operations, net	—	248
Other current assets	11,909	11,163
Total current assets	141,791	128,078

Property and equipment, net	12,502	12,394
Goodwill, net	308,687	226,116
Trademarks, net	15,749	15,749
Other identifiable intangible assets, net	10,289	7,113
Other assets	3,276	1,150
Total assets	$492,294	$390,600

Current liabilities:
Accounts payable and accrued expenses	$2,632	$3,297
Accrued employee compensation and benefits	34,043	29,663
Current portion of debt and note payable	6,275	14,362
Liabilities from discontinued operations, net	19	186
Other current liabilities	5,470	2,422
Total current liabilities	48,439	49,930

Interest rate swap	—	606
Deferred income taxes	11,013	10,779
Long-term debt	118,916	28,453
Total liabilities	178,368	89,768

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	257,396	258,489
Other stockholders’ equity	56,527	42,340
Total stockholders’ equity	313,926	300,832
Total liabilities and stockholders’ equity	$492,294	$390,600

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue from services	$165,912	$158,738	$326,915	$316,904
Operating expenses:
Direct operating expenses	124,928	118,068	246,409	238,223
Selling, general and administrative expenses	26,383	24,317	51,396	46,389
Bad debt expense	—	74	—	359
Depreciation	1,038	740	2,106	1,471
Amortization	818	785	1,565	1,555
Loss on early extinguishment of debt	960	—	960	—
Non-recurring secondary offering costs	16	—	16	1,008
Total operating expenses	154,143	143,984	302,452	289,005
Income from operations	11,769	14,754	24,463	27,899
Other expenses:
Interest expense, net	655	1,009	1,241	2,156
Income from continuing operations before income taxes	11,114	13,745	23,222	25,743
Income tax expense	4,301	5,292	8,987	10,077
Income from continuing operations	6,813	8,453	14,235	15,666
Discontinued operations, net of income taxes	17	(421)	(354)	(637)
Net income	$6,830	$8,032	$13,881	$15,029

Net income/(loss) per common share - basic:
Income from continuing operations	$0.21	$0.26	$0.44	$0.49
Discontinued operations, net of income taxes	0.00	(0.01)	(0.01)	(0.02)
Net income	$0.21	$0.25	$0.43	$0.47

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.21	$0.25	$0.44	$0.46
Discontinued operations, net of income taxes	0.00	(0.01)	(0.01)	(0.02)
Net income	$0.21	$0.24	$0.43	$0.44

Weighted average common shares outstanding-basic	32,225	32,400	32,236	32,316
Weighted average common shares outstanding-diluted	32,581	34,000	32,593	33,998

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2003	2002

Operating activities
Net income	$13,881	$15,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,106	1,471
Amortization	1,565	1,555
Bad debt expense	—	359
Discontinued operations, net of income taxes	354	637
Amortization of unearned compensation	15	—
Loss on early extinguishment of debt	960	—
Changes in operating assets and liabilities:
Accounts receivable	7,822	(2,353)
Prepaid rent, deposits, and other current assets	(405)	2,966
Accounts payable and accrued expenses	(698)	4,398
Other current liabilities	2,943	8,266
Net cash provided by continuing operations	28,543	32,328

Discontinued operations, net of income taxes	(354)	(637)
Change in net assets from discontinued operations	81	(48)
Net cash used in discontinued operations	(273)	(685)

Net cash provided by operating activities	28,270	31,643

Investing activities
Acquisitions and earnout payments	(107,586)	(11,664)
Purchases of property and equipment	(1,496)	(3,813)
Other investing activities	(7)	(3)
Investing activities of discontinued operations	—	(884)
Net cash used in investing activities	(109,089)	(16,364)

Financing activities
Repayment of debt	(42,623)	(27,470)
Proceeds from issuance of debt	125,000	23,750
Other financing activities	(4,485)	3,064
Net cash provided by (used in) financing activities	77,892	(656)

Change in cash and cash equivalents	(2,927)	14,623
Cash and cash equivalents at beginning of period	17,210	2,736
Cash and cash equivalents at end of period	$14,283	$17,359

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

On May 8, 2003, the name of the corporation was changed from Cross Country, Inc. to Cross Country Healthcare, Inc.  The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.   The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

2.                                      RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the fourth quarter of 2002, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. This EITF requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and a corresponding expense in the condensed consolidated statements of operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to direct operating expenses and selling, general, and administrative expenses. Accordingly, the Company has adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase in expenses, related to reimbursable expenses. The associated amount of reimbursable expenses that are included in revenue for the three and six month periods ended June 30, 2002, were $2.8 million and $6.1 million, respectively. The corresponding effect on direct costs of the healthcare staffing business segment for the three and six month periods ended June 30, 2002, was approximately $2.2 million and $5.2 million, respectively.  The effect on selling, general and administrative expenses of the other human capital management services business segment for the three and six month periods ended June 30, 2002, were $0.6 million and $0.9 million, respectively. This change in classification has not had an affect on current or previously reported net income, or net income per share.

3.                                      EARNINGS PER SHARE

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and nonvested restricted stock (as calculated utilizing the treasury stock method).  Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive.  Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and six month periods ended June 30, 2003, were 355,308, and 357,362, respectively.  Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and six month periods ended June 30, 2002, were 1,600,346, and 1,681,828, respectively.

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

In addition, the Company issued 16,216 shares of restricted stock to certain key employees in the first quarter of 2003. The restricted stock will vest based on continued employment in three equal annual installments on the first, second and third anniversary of the grant date.  Under APB Opinion No. 25, compensation expense is reflected over the period in which services are performed.  The fair market value of the shares on the grant date approximated $0.2 million.   Unearned deferred compensation of $0.2 million was recorded as a contra-equity account in additional paid-in capital and is being amortized to operations over the related vesting period.

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

The Company’s consolidated net income would have changed to the pro forma amounts set forth below had compensation cost for stock options granted during the three and six month periods ended June 30, 2003 and 2002, been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, amounts in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$6,830	$8,032	$13,881	$15,029

Stock based employee compensation included in reported net income	—	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(637)	(695)	(1,229)	(1,380)
Pro forma net income applying FASB Statement No. 123	$6,193	$7,337	$12,652	$13,649

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.21	$0.25	$0.43	$0.47
Net income per common share-diluted	$0.21	$0.24	$0.43	$0.44

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.19	$0.23	$0.39	$0.42
Pro forma net income per common share-diluted	$0.19	$0.22	$0.39	$0.40

5.                                      ACQUISITIONS

On June 5, 2003, the Company acquired substantially all of the assets of Med-Staff, Inc. (Med-Staff) for $104.0 million in cash. The purchase price is subject to a post-closing adjustment based on changes in the net working capital of the acquired company.  The consideration for this acquisition was $104.0 million in cash paid at closing, of which $8.0 million is being held in escrow to cover the post-closing net working capital adjustment and any post-closing liabilities that may occur before December 31, 2004.

In addition, the asset purchase agreement provides for potential earnout payments up to a maximum of $37.5 million based on adjusted earnings before interest, taxes, depreciation and amortization (as defined in the asset purchase agreement) of Med-Staff for the one year period ending December 31, 2003.  This contingent consideration is not related to the seller’s employment.  If an earnout payment is made, it will be allocated to goodwill as additional purchase price.

Med-Staff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals operating across a wide geographic and client base in all 50 states.  The Company believes that Med-Staff’s reputation among the nurse population will allow it to further segment the travel nurse staffing sector and increase its operating platform in the per diem nurse staffing sector.

The acquisition has been allocated to the healthcare staffing segment and the results of Med-Staff’s operations have been included in the condensed consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

June 5, 2003
(Unaudited, amounts in thousands)
Current assets:
Accounts receivable, net	$23,121
Other current assets	1,140
Total current assets	24,261
Property and equipment	717
Other identifiable intangible assets	4,554
Goodwill	78,985
Total assets acquired	108,517

Current liabilities:
Accounts payable and accrued expenses	699
Accrued employee compensation and benefits	3,714
Other current liabilities	104
Total liabilities assumed	4,517

Net assets acquired	$104,000

Of the total other identifiable intangible assets of $4.6 million, $2.5 million was assigned to hospital relations and $2.1 million was assigned to non-compete agreements, based on a third-party appraisal.  These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years.  The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill, which is expected to be deductible for tax purposes.   The initial purchase price allocation is based on preliminary information that could be changed based on the ultimate resolution of initial assessments.  Additional direct acquisition costs of $0.4 million were incurred in the three month period ended June 30, 2003 and are included as goodwill in the condensed consolidated balance sheets.

The following unaudited pro forma summary presents the consolidated results of operations as if the Med-Staff acquisition had occurred as of the beginning of each period presented, after excluding non-recurring items and giving effect to certain adjustments, including amortization of specifically identifiable intangibles, incremental ongoing expenses, interest expense incurred on additional borrowings and related income tax effects. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited, amounts in thousands)

Revenue from services	$194,373	$198,551	$397,885	$393,810

Net income	$8,098	$9,620	$15,792	$17,364

Net income per share-basic	$0.25	$0.30	$0.49	$0.54

Net income per share-diluted	$0.25	$0.28	$0.48	$0.51

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

Both the JRK and NovaPro acquisitions were accounted for in accordance with FASB Statement No. 141, Business Combinations, and, accordingly, their results of operations have been included in the condensed consolidated statements of operations from their respective dates of acquisition.

As of June 30, 2003, the Company is contingently liable for additional earnout payments of approximately $5.1 million in the aggregate relating to its acquisitions of Heritage Professional Education, LLC (Heritage), Gil/Balsano Consulting, LLC (Gil/Balsano), and JRK.  Each of these contingent payments are based on profitability measures as defined by their respective purchase agreements (earnout payments).  Upon payment, the amounts are allocated to goodwill as additional purchase price.  During the six month period ended June 30, 2003, the Company paid $2.0 million, $0.7 million and $0.5 million in earnout payments for Heritage, Gil/Balsano, and JRK, respectively, in accordance with their purchase agreements.   During the six month period ended June 30, 2002, the Company paid $1.5 million and $0.5 million in earnout payments for Heritage and Gil/Balsano, respectively.

6.                                      DISPOSAL OF BUSINESS

The Company abandoned its efforts to sell the E-staff business during the first quarter of 2003 and decided to dispose of the subsidiary by winding down its operations.  E-staff operations ceased as of March 31, 2003.  The Company determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired.  This impairment charge was taken during the first quarter of 2003 and is included in the accompanying condensed consolidated statements of operations as loss from discontinued operations for the six month period ending June 30, 2003.  The remaining liabilities at June 30, 2003, are recorded on the condensed consolidated financial statements and are not considered material to the Company’s consolidated financial position or results of operations.

7.                                      NON-RECURRING SECONDARY OFFERING COSTS

In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders.  Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders.  The Company did not sell any shares in this transaction or receive any of the proceeds from the sale of such shares.  Estimated costs associated with this secondary offering have been expensed as non-recurring secondary offering costs and approximated $1.0 million, pretax, for the six month period ended June 30, 2002.

8.                                      INTEREST RATE SWAP

The Company was party to an interest rate swap agreement which effectively fixed the interest rate paid on $45.0 million of borrowings under the prior amended credit facility at 6.71%, effective January 1, 2001, plus an applicable margin.  In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recorded the fair value of this instrument as a liability of $0.6 million, in the condensed consolidated balance sheet as of December 31, 2002.   In February 2003, the Company paid the last payment on the interest rate swap agreement in accordance with the maturity date of the instrument.

9.                                      COMPREHENSIVE INCOME

The Company recorded the fair value of the interest rate swap transaction, which resulted in other comprehensive income of $0.3 million and $0.6 million for the three and six month periods ended June 30, 2002, respectively.  Upon maturity of the interest rate swap agreement, the Company reclassified the remaining accumulated derivative loss of $0.4 million to interest expense, net, on the accompanying condensed consolidated statements of operations.   There are no other components of comprehensive income other than the Company’s consolidated net income and the accumulated derivative change during the three and six month periods ending June 30, 2003 and 2002.

10.                               DEBT

On June 5, 2003, the Company entered into a $200.0 million senior secured credit facility consisting of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. The proceeds from the term loan, along with cash on hand of $9.6 million were used to finance the purchase of Med-Staff for $104.0 million, to repay the term loan balance on the prior amended credit facility, and to pay fees and expenses incurred in connection with the financing.  Additionally, all outstanding letters of credit have been transferred to the new facility.  This new facility has replaced the Company’s prior amended credit facility.

Debt issuance costs related to the new credit facility totaled $3.2 million, net, as of June 30, 2003, and are recorded in other assets on the condensed consolidated balance sheets.  These costs are being amortized over the life of the credit facility.  Debt issuance cost of $1.0 million, net, relating to the prior amended credit facility, were written off and included in loss on early extinguishment of debt in the condensed consolidated statements of operations.

The Company is required to pay a quarterly commitment fee at a rate of 0.50% per year on unused commitments under the revolving loan facility.  The term loan bears interest based on a LIBOR rate plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.  The revolving loan facility bears interest based on a LIBOR rate plus an applicable margin of  3.00% or an alternate base rate plus an applicable margin of 2.00% as of June 30, 2003 (each as defined in the senior secured credit facility).  The Company has pledged all of the assets of the Company as collateral for the senior credit facility.

The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25.0 million as of June 30, 2003.  Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10.0 million are available under the senior credit facility.  As of June 30, 2003, $9.8 million was outstanding under the letter of credit facility leaving $65.2 million available under the revolving credit facility.

The aggregate scheduled maturities of all of the Company’s long-term debt are as follows:

(Unaudited, amounts in thousands)

Through Year Ending December 31:

2003	$3,150
2004	6,272
2005	6,272
2006	6,272
2007	6,273
2008	50,023
Thereafter	46,929
$125,191

The senior credit facility requires that the Company meet certain covenants, including the maintenance of certain debt and interest expense ratios, and capital expenditure limits.  The senior credit facility also limits the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock.

11.                               STOCKHOLDERS’ EQUITY

On November 5, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the three month period ended June 30, 2003, the Company purchased 153,800 shares of common stock at an average cost of $12.33 per share pursuant to its current authorization.  The cost of such purchases was approximately $1.9 million.  Substantially all of the shares were retired as of June 30, 2003.

Under the remainder of the current authorization, the Company can purchase up to an additional 911,200 shares at an aggregate price not to exceed approximately $17.1 million.  This repurchase program is within the limits of the current senior credit facility covenants.  Under this program, the shares may be purchased from time-to-time in the open market.  The repurchase program may be discontinued at any time at the discretion of the Company.  At June 30, 2003, the Company had approximately 32.2 million shares outstanding.

12.                               SEGMENT DATA

Information on operating segments and a reconciliation to net income for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited, amounts in thousands)
Revenue from unaffiliated customers (a):
Healthcare staffing	$153,483	$144,986	$301,726	$291,619
Other human capital management services	12,429	13,752	25,189	25,285
	$165,912	$158,738	$326,915	$316,904

Contribution income (b):
Healthcare staffing	$19,336	$19,549	$38,227	$39,452
Other human capital management services	1,224	2,149	2,651	3,683
Unallocated corporate overhead	(5,959)	(5,419)	(11,768)	(11,202)
Loss on early extinguishment of debt	(960)	—	(960)	—
Adjusted EBITDA (c)	13,641	16,279	28,150	31,933

Depreciation and amortization	(1,856)	(1,525)	(3,671)	(3,026)
Non-recurring secondary offering costs	(16)	—	(16)	(1,008)
Interest expense, net	(655)	(1,009)	(1,241)	(2,156)
Income tax expense	(4,301)	(5,292)	(8,987)	(10,077)
Discontinued operations, net of income taxes	17	(421)	(354)	(637)
Net income	$6,830	$8,032	$13,881	$15,029

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

(b)         The Company defines contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance.

(c)          Adjusted EBITDA, a non-GAAP financial measure, is defined as income from continuing operations before interest, income taxes, depreciation, amortization and non-recurring secondary offering costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles.   Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate its operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

13.                               CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the outcome of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, filed for the year ended December 31, 2002, and is intended to assist the reader in understanding the financial results and condition of the Company.

Certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	75.3	74.4	75.4	75.2
Selling, general and administrative expenses	15.9	15.3	15.7	14.6
Bad debt expense	—	0.0	—	0.1
Loss on early extinguishment of debt	0.6	—	0.3	—

Adjusted EBITDA (a)	8.2	10.3	8.6	10.1
Depreciation and amortization	1.1	1.0	1.1	1.0
Non-recurring secondary offering costs	0.0	—	0.0	0.3

Income from operations	7.1	9.3	7.5	8.8
Interest expense, net	0.4	0.6	0.4	0.7
Income from continuing operations before income taxes	6.7	8.7	7.1	8.1
Income tax expense	2.6	3.3	2.7	3.2
Income from continuing operations	4.1	5.4	4.4	4.9
Discontinued operations, net of income taxes	0.0	(0.3)	(0.1)	(0.2)
Net income	4.1%	5.1%	4.3%	4.7%

(a)          Adjusted EBITDA, a non-GAAP financial measure, is defined as income from continuing operations before interest, income taxes, depreciation, amortization, and non-recurring secondary offering costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of operations data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited, amounts in thousands)
Revenue from unaffiliated customers (a):
Healthcare staffing	$153,483	$144,986	$301,726	$291,619
Other human capital management services	12,429	13,752	25,189	25,285
	$165,912	$158,738	$326,915	$316,904

Contribution income (b):
Healthcare staffing	$19,336	$19,549	$38,227	$39,452
Other human capital management services	1,224	2,149	2,651	3,683
Unallocated corporate overhead	(5,959)	(5,419)	(11,768)	(11,202)
Loss on early extinguishment of debt	(960)	—	(960)	—
Adjusted EBITDA (c)	13,641	16,279	28,150	31,933

Depreciation and amortization	(1,856)	(1,525)	(3,671)	(3,026)
Non-recurring secondary offering costs	(16)	—	(16)	(1,008)
Interest expense, net	(655)	(1,009)	(1,241)	(2,156)
Income tax expense	(4,301)	(5,292)	(8,987)	(10,077)
Discontinued operations, net of income taxes	17	(421)	(354)	(637)
Net income	$6,830	$8,032	$13,881	$15,029

(a)          In the fourth quarter of 2002, we adopted Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. This required certain reclassifications of our revenue, cost of sales and selling, general, and administrative expenses. This change has been reflected in all periods presented.

(b)         We define contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance.

(c)          Adjusted EBITDA, a non-GAAP financial measure, is defined as income from continuing operations before interest, income taxes, depreciation, amortization and non-recurring secondary offering costs. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS—Three months ended June 30, 2003 compared to three months ended June 30, 2002

REVENUE FROM SERVICES increased $7.2 million or 4.5% to $165.9 million for the three months ended June 30, 2003 as compared to $158.7 million for the three months ended June 30, 2002. The increase was attributable to the acquisition of Med-Staff, Inc. (Med-Staff) on June 5, 2003.  Excluding the effect of this acquisition, revenue decreased $3.7 million, or 2.3%. This decrease was primarily due to lower revenues from our travel nurse staffing operations.

Revenue from our healthcare staffing business segment for the three months ended June 30, 2003 increased $8.5 million or 5.9% to $153.5 million for the three months ended June 30, 2003 from $145.0 million for the three months ended June 30, 2002. This increase was attributable to the acquisition of Med-Staff on June 5, 2003, which contributed $10.9 million in revenue.  Excluding the effect of this acquisition, revenue decreased $2.4 million or 1.6%.  This decrease was primarily due to lower revenues from travel nurse staffing operations.  The lower revenues from our travel nurse business was due to a decrease in the average number of full time equivalents (FTEs), representing $(7.6) million; an increase in the percentage of FTEs working under mobile contracts, representing $(1.1) million; partially offset by an increase in the average hourly bill rate, contributing $6.3 million.   The average bill rates in our core travel nurse staffing business during the three months ended June 30, 2003, was 4% higher than the three months ended June 30, 2002.  The average number of FTEs on contract, excluding the FTEs from the Med-Staff acquisition, decreased 3.8% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our travel nurse staffing operations and clinical research trials business, partially offset by higher FTEs in our per-diem and international recruitment businesses.  Demand for our travel nurse operations continued to weaken during the second quarter due to a more cautious buying process on the part of acute care hospital customers.  We believe this trend is temporary and is due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages.  Longer term, we believe that demand for outsourced travel nursing services will increase, driven by an aging population and an increasing shortage of nurses.  Mobile contracts, where the nurse is on the hospital payroll accounted for 2% of our volume in our core travel nursing operations in the three months ended June 30, 2003 as compared to 1% of our volume in our core travel nursing operations in the three months ended June 30, 2002

Although we increased revenues in our organic per diem business, this increase was substantially offset by lower revenues in our clinical research trials staffing business.  In the three months ended June 30, 2003, FTEs from our clinical research trials business decreased due to weak demand trends for clinical research professionals since the second half of 2002.  For the three months ended June 30, 2003, nurse staffing operations generated 88.2% of healthcare staffing revenue and 11.8% was generated by other operations. For the three month period ending June 30, 2002, 86.0% of healthcare staffing revenue was generated from nursing operations and 14.0% was generated by other operations.

Revenue from other human capital management services decreased $1.3 million, or 9.6%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease was primarily due to lower revenue from our physician search business.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $124.9 million for the three months ended June 30, 2003 as compared to $118.1 million for the three months ended June 30, 2002. As a percentage of revenue, direct operating expenses represented 75.3% of revenue for the three months ended June 30, 2003 and 74.4% for the three months ended June 30, 2002.  This increase is primarily attributable to the higher mix of healthcare staffing businesses, which operate at lower gross profit margins than our other human capital management services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $26.4 million for the three months ended June 30, 2003 as compared to $24.3 million for the three months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses were 15.9% and 15.3% for the three months ended June 30, 2003 and 2002, respectively.    This increase is primarily related to our continued investment in our core healthcare staffing business, including substantial expansion of our hospital focused sales and marketing organization.

BAD DEBT EXPENSE totaled $0.1 million for the three months ended June 30, 2002. The Company did not record bad debt expense for the three months ended June 30, 2003 primarily due to improved collections and a decrease in write-offs.

LOSS ON EARLY EXTINGUISHMENT OF DEBT totaled $1.0 million for the three months ended June 30, 2003 and represented the write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing  in connection with the Med-Staff acquisition.

ADJUSTED EBITDA, as a result of the above, totaled $13.6 million for the three months ended June 30, 2003 as compared to $16.3 million for the three months ended June 30, 2002. As a percentage of revenue, adjusted EBITDA represented 8.2% of revenue for the three months ended June 30, 2003 and 10.3% of revenue for the three months ended June 30, 2002.   Adjusted EBITDA for the three months ended June 30, 2003, includes a charge related to the early extinguishment of debt of $1.0 million or 0.6% of revenue.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $1.9 million for the three months ended June 30, 2003 as compared to $1.5 million for the three months ended June 30, 2002. As a percentage of revenue, depreciation and amortization expense was 1.1% of revenue for the three months ended June 30, 2003 as compared to 1.0% for the three months ended June 30, 2002.

NET INTEREST EXPENSE totaled $0.7 million for the three months ended June 30, 2003 as compared to $1.0 million for the three months ended June 30, 2002. This decrease was primarily due to the expiration in February 2003 of our interest rate swap agreement, as well as the repayments of $42.6 million of debt in the six months ended June 30, 2003, partially offset by an increase in interest expense relating to the incremental financing for the acquisition of Med-Staff.  The effective interest rate for the three months ended June 30, 2003 was 5.0% compared to a rate of 9.1% for the three months ended June 30, 2002.

INCOME TAX EXPENSE totaled $4.3 million for the three months ended June 30, 2003 as compared to $5.3 million for the three months ended June 30, 2002. The effective tax rate was 38.7% for the three months ended June 30, 2003 compared with 38.5% for the three month period ended June 30, 2002.

DISCONTINUED OPERATIONS for the three months ended June 30, 2002 was a loss of $0.4 million relating to the discontinued E-Staff business.  In the six months ended June 30, 2003, E-Staff operations ceased.

RESULTS OF OPERATIONS—Six months ended June 30, 2003 compared to six months ended June 30, 2002

REVENUE FROM SERVICES increased $10.0 million or 3.2% to $326.9 million for the six months ended June 30, 2003 as compared to $316.9 million for the six months ended June 30, 2002. The increase was attributable to the acquisition of Med-Staff on June 5, 2003.  Excluding the effect of this acquisition and the acquisition of JRK in March 2002, revenue decreased $2.3 million, or 0.7%.

Revenue from our healthcare staffing business segment for the six months ended June 30, 2003 increased $10.1 million or 3.5% to $301.7 million from $291.6 million for the six months ended June 30, 2002. This increase was attributable to the acquisition of Med-Staff on June 5, 2003.  Excluding the effect of this acquisition, revenue decreased $0.8 million or 0.3%.  This decrease was primarily due to lower revenues from travel nurse staffing operations.  The lower revenues from our travel nurse business was due to a decrease in the average number of FTEs, representing $(13.7) million; and increase in the percentage of FTEs working under mobile contracts, representing $(2.1) million; partially offset by an increase in the average hourly bill rate, contributing $15.0 million.   The average bill rates in our core travel nurse staffing business in the six months ended June 30, 2003, was 5% higher than the six months ended June 30, 2002.  The average number of FTEs on contract, excluding the FTEs from the Med-Staff acquisition, decreased 3% from the prior year. This decline in FTEs was due to a decrease in FTEs from our travel nurse staffing operations and clinical research trials business, partially offset by higher FTEs in our per-diem and international recruitment businesses.  Demand for our travel nurse staffing operations continued to weaken due to a more cautious buying process on the part of acute care hospital customers and full- and part-time nurses offering more hours of service directly to hospital employers.  We believe this trend is temporary and is due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages.  Longer term, we believe that demand for outsourced travel nursing services will increase, driven by an aging population and an increasing shortage of nurses.  Mobile contracts, where the nurse is on the hospital payroll accounted for 2% of our volume in our core travel nursing operations in the six months ended June 30, 2003 as compared to 1% of our volume in our core travel nursing operations in the six months ended June 30, 2002.

Increased revenues in our organic per diem business were more than offset by lower revenues in our clinical research trials staffing business.  In the six months ended June 30, 2003, FTEs from our clinical research trials business decreased due to weak demand trends for clinical research professionals since the second half of 2002. For the six months ended June 30, 2003, nurse staffing operations generated 88.2% of healthcare staffing revenue and 11.8% was generated by other operations. For the six month period ending June 30, 2002, 86.2% of healthcare staffing revenue was generated from nursing operations and 13.8% was generated by other operations.

Revenue from other human capital management services decreased $0.1 million, or 0.4%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was primarily due to lower revenue from our physician search business partially offset by an increase in revenues from our consulting business due to the acquisition of JRK in March 2002.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $246.4 million for the six months ended June 30, 2003 as compared to $238.2 million for the six months ended June 30, 2002. As a percentage of revenue, direct operating expenses represented 75.4% of revenue for the six months ended June 30, 2003 and 75.2% for the six months ended June 30, 2002. This increase is primarily attributable to the higher mix of healthcare staffing businesses, which operate at lower gross profit margins than our other human capital management services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $51.4 million for the six months ended June 30, 2003 as compared to $46.4 million for the six months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses were 15.7% and 14.6% for the six months ended June 30, 2003 and 2002, respectively.   This increase is primarily related to our continued investment in our core healthcare staffing business, including substantial expansion of our hospital focused sales and marketing organization.

BAD DEBT EXPENSE totaled $0.4 million for the six months ended June 30, 2002. The Company did not record bad debt expense for the six months ended June 30, 2003 primarily due to improved collections and a decrease in write-offs.

LOSS ON EARLY EXTINGUISHMENT OF DEBT totaled $1.0 million for the six months ended and represented a write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the Med-Staff acquisition.

ADJUSTED EBITDA, as a result of the above, totaled $28.2 million for the six months ended June 30, 2003 as compared to $31.9 million for the six months ended June 30, 2002. As a percentage of revenue, adjusted EBITDA represented 8.6% of revenue for the six months ended June 30, 2003 and 10.1% of revenue for the six months ended June 30, 2002.   Adjusted EBITDA for the six months ended June 30, 2003 includes a charge related to the early extinguishment of debt of $1.0 million or 0.3% of revenue.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $3.7 million for the six months ended June 30, 2003 as compared to $3.0 million for the six months ended June 30, 2002. As a percentage of revenue, depreciation and amortization expense was 1.1% of revenue for the six months ended June 30, 2003 as compared to 1.0% for the six months ended June 30, 2002.

NET INTEREST EXPENSE totaled $1.2 million for the six months ended June 30, 2003 as compared to $2.2 million for the six months ended June 30, 2002. This decrease was primarily due to the expiration in February 2003 of our interest rate swap agreement, as well as the repayments of $42.6 million of debt in the six months ended June 30, 2003, partially offset by an increase in interest expense relating to the incremental financing for the acquisition of Med-Staff .  The effective interest rate for the six months ended June 30, 2003 was 6.3% compared to 9.4% for the six months ended June 30, 2002.

INCOME TAX EXPENSE totaled $9.0 million for the six months ended June 30, 2003 as compared to $10.1 million for the six months ended June 30, 2002. The effective tax rate was 38.7% for the six months ended June 30, 2003 compared with 39.1% for the six month period ended June 30, 2002.

DISCONTINUED OPERATIONS for the six months ended June 30, 2003 and 2002 were losses of $0.4 million and $0.6 million, respectively, relating to the discontinued E-staff business.  In the six months ended June 30, 2003, E-staff operations ceased.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had a current ratio, the amount of current assets divided by current liabilities, of 2.9 to 1.0. Working capital increased by $15.2 million to $93.3 million as of June 30, 2003 compared to $78.1 million as of December 31, 2002. The increase in working capital was primarily attributable to an increase in accounts receivable resulting from the acquisition of Med-Staff.  Excluding this acquisition, accounts receivable decreased $7.8 million.  Day’s sales outstanding, excluding the acquisition, improved by 5 days from 56 days at December 31, 2002 to 51 days at June 30, 2003.

Net cash provided by operating activities for the six months ended June 30, 2003 decreased to $28.3 million compared to $31.6 million for the six months ended June 30, 2002. This decrease is primarily attributable to changes in net working capital, excluding the effect of the Med-Staff acquisition.  As of June 30, 2003, due to the timing of certain tax payments, we had an income tax receivable of $2.7 million while as of June 30, 2002, we had an income tax payable of $5.4 million. Changes in accounts payable and accrued expenses, including accrued employee compensation and benefits, is due primarily to the timing of payments and payroll cycles.  During the six months ended June 30, 2003, accounts receivable, excluding

Med-Staff, decreased due to decreasing organic revenues as well as an improvement in days sales outstanding.  Conversely, accounts receivable increased during the six months ended June 30, 2002, primarily due to increasing revenues.

Investing activities used $109.1 million in the six months ended June 30, 2003 compared to $16.4 million during the six months ended June 30, 2002. Investing activities in the six months ended June 30, 2003 were primarily attributable to the acquisition of Med-Staff for $104.0 million and related professional fees and earnout payments relating to previous acquisitions.  Investing activities during the six months ended June 30, 2002 were related to the acquisitions of NovaPro and JRK and capital expenditures relating to upgrading our information systems. NovaPro and JRK were acquired in the first quarter of 2002 using cash of approximately $9.7 million in the six months ended June 30, 2002. The remainder of cash used in the six months ended June 30, 2002 was primarily for earnout payments relating to previous acquisitions.

Net cash provided by financing activities in the six months ended June 30, 2003 was $77.9 million compared to a use of $0.7 million in the six months ended June 30, 2002. During the six months ended June 30, 2003 we borrowed $125.0 million for the Med-Staff acquisition and repaid $42.6 million of borrowings under the term loan of the prior credit facility.  This net cash was partially offset by uses relating to $3.3 million of debt issuance costs on the new credit facility and $1.9 million relating to stock repurchases.

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

On March 20, 2002, an aggregate of 9,000,000 shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. We did not sell any shares or receive any of the proceeds from the sale of these shares, but estimated and expensed as non-recurring secondary offering costs $1.0 million of expenses for such registration in the first quarter of 2002.

On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby, we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. In November 2002, we amended our credit facility to increase our limitation on repurchases of common stock in order to allow us to proceed with this program. As of June 30, 2003, we purchased 588,800 shares of our common stock at an average cost of $13.44 per share pursuant to the current authorization. Substantially all of the common stock was retired.  The cost of such purchases was approximately $7.9 million. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

ACQUISTION

On June 5, 2003, we acquired the assets of Med-Staff, for $104.0 million in cash, plus an earn-out provision up to a maximum of $37.5 million based on 2003 performance.  Med-Staff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals that operates across a wide geographic and client base in all 50 states.

The acquisition has been allocated to the healthcare staffing segment and the results of Med-Staff’s operations have been included in the condensed consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  Other identifiable intangible assets were valued at $4.6 million, of which $2.5 million was assigned to hospital relations and $2.1 million was assigned to non-compete agreements, based on a third-party appraisal.  These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years.  Approximately $79.0 million has been recorded to goodwill as the excess of purchase price of over the fair value of net tangible and intangible assets acquired.  The initial purchase price allocation is based on preliminary information that could change based on the ultimate resolution of initial assessments.

Additional direct acquisition costs of $0.4 million are included as goodwill as of June 30, 2003.  Goodwill is expected to be deductible for tax purposes.

In connection with the acquisition, the Company entered into a $200.0 million senior secured credit facility consisting of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. The proceeds from the term loan, along with cash on hand of $9.6 million were used to finance the purchase of Med-Staff, to repay the term loan balance on the prior credit facility, and to pay fees and expenses incurred in connection with the financing.

COMMITMENTS

The following tables and discussion reflect our remaining significant contractual obligations and other commitments as of June 30, 2003:

Contracutal Obligations	Total	2003	2004	2005	2006	2007	2008	Thereafter

Term Loan	$125,000	$3,125	$6,250	$6,250	$6,250	$6,250	$50,000	$46,875

Operating Leases	18,195	2,218	4,221	3,634	2,748	2,025	1,119	2,230

	$143,195	$5,343	$10,471	$9,884	$8,998	$8,275	$51,119	$49,105

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K.  In addition, we have recorded the goodwill and intangible assets resulting from the acquisition of Med-Staff.  We used a third-party appraisal to calculate the fair value of the indefinite and definite lived intangible assets.  The appraisal included a number of assumptions, including future projections of income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.  If we are required to record an impairment charge in the future, our results could be negatively impacted.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first fiscal year beginning after June 15, 2003. The Company does not have any interests qualifying as a variable interest entity as of June 30, 2003. As a result, FIN No. 46 will not have an impact on its condensed consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. FASB Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Further, the Statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. FASB Statement No. 148 is effective for fiscal periods ending after December 15, 2002. We have adopted the additional disclosure requirements as of December 31, 2002.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the reported market risks since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders on May 8, 2003.

(b)                                 Not applicable.

(c)                                  (i)                  A proposal to reelect the current directors to serve for a one year term ending in  2004 and until their  successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Withheld
Joseph A. Boshart	17,860,824	2,083,973
Emil Hensel	17,946,436	1,998,361
Karen H. Bechtel	19,741,301	203,496
W. Larry Cash	19,665,198	279,599
Thomas C. Dircks	19,741,010	203,787
A. Lawrence Fagan	19,741,182	203,615
M. Fazle Husain	19,741,310	203,487
Joseph Swedish	19,676,798	267,999
Joseph Trunfio	19,676,598	268,199

(ii)               A proposal to approve the amendment to the Company’s Amended and Restated Certificate of Incorporation to change its name to “Cross Country Healthcare, Inc.” was approved with 19,847,717 for, 95,896 against and 1,184 abstentions.

(iii)            A proposal to ratify Ernst & Young as the Company’s independent accountants for the fiscal year ending December 31, 2003 was approved with 19,571,015 votes for, 362,112 against and 11,670 abstentions.

ITEM 5. OTHER INFORMATION

Cross Country Nurses, Inc., a wholly-owned subsidiary of Cross Country Healthcare, Inc. acquired substantially all of the assets of Med-Staff, Inc., a Pennsylvania Corporation, on June 5, 2003.  Subsequent to the acquisition, Cross Country Nurses, Inc. changed its name to Med-Staff, Inc., a Delaware corporation.  In accordance with Article 11 of Regulation S-X, presented below is the required pro forma financial information.

The pro forma condensed consolidated statement of operations for the six months ended June 30, 2003 gives effect to the acquisition and related financing as if the transactions had occurred at the beginning of the period.

The pro forma information is based on the historical statements of the acquired business giving effect to the transaction under the purchase method of accounting and the assumptions and adjustments described in the accompanying notes to the Pro Forma Condensed Consolidated Statement of Operations.

The pro forma information does not purport to be indicative of the combined results of operations that actually would have taken place if transactions had occurred on such dates.

Cross Country Healthcare, Inc.
Pro Forma Condensed Consolidated Statement of Operations - Six Months Ended June 30, 2003
(unaudited, amount in thousands)

	As reported Cross Country Healthcare, Inc.	Med-Staff (a)	Pro Forma Adjustments		Pro Forma Consolidated

Revenue from services	$326,915	$71,118	$(148	)(b)	$397,885
Operating expenses:
Direct operating expenses	246,409	54,649	(221	)(b)	300,837
Selling, general and administrative expenses	51,396	13,346	(3,049	)(c)	61,693
Bad debt expense	—	182	—		182
Depreciation	2,106	93	(7	)(d)	2,192
Amortization	1,565	—	434	(e)	1,999
Non-recurring secondary offering costs	16	—	—		16
Loss on early extinguishment of debt	960	—	145	(f)	1,105
Total operating expenses	302,452	68,270	(2,698)		368,024

Income from operations	24,463	2,848	2,550		29,861
Other expenses:
Interest expense (income), net	1,241	(15)	2,296	(g)	3,522

Income before income taxes	23,222	2,863	254		26,339
Income tax expense/(benefit)	8,987	1,299	(93	)(h)	10,193

Income from continuing operations	$14,235	$1,564	$347		$16,146

Basic income from continuing operations per common share	$0.44				$0.50

Diluted income from continuing operations per common share	$0.44				$0.49

Weighted average shares outstanding - basic	32,225				32,225
Weighted average shares outstanding - diluted	32,581				32,581

Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Six Month Period Ended June 30, 2003

(a)          Represents the historical results of Med-Staff, Inc. for the period from January 1, 2003 to June 4, 2003.  The historical results for this period have been audited and were previously filed with our Form 8-K/A filed on August 4, 2003.

(b)         Pro forma adjustment to eliminate intercompany sales.  Direct costs include an additional adjustment for expenses that have been reclassified to selling, general and administrative expenses to be consistent with Cross Country Healthcare’s presentation.

(c)          Pro forma adjustments to: 1) remove accrual for deferred compensation plan of Med-Staff - $3.0 million; and 2) to remove transaction costs that are nonrecurring - $0.9 million; partially offset by 3) reflect certain incremental administrative expenses that have been identified to integrate Med-Staff with Cross Country Healthcare on an ongoing basis - $0.8 million; and 4) reclassify direct costs as explained in footnote (b) above.

(d)         Pro forma adjustment to reflect a change in depreciation method on Med-Staff’s property and equipment from an accelerated method to straight-line and additional depreciation of proprietary software recorded as a result of the purchase accounting adjustment.

(e)          Pro forma adjustment to record the amortization of specifically identifiable assets acquired with definite lives of 5-8 years, amortization of loan fees over 5.6 years relating to the new debt as a result of the Med-Staff acquisition, and to remove amortization of fees related to the old credit facility.

(f)            Pro forma adjustment to write-off loan fees on refinanced debt as a result of the acquisition.

(g)         Pro forma increase in interest expense from: 1) additional borrowings utilized to fund the Med-Staff acquisition; and 2) an increase in the interest rate on borrowings relating to the refinanced debt.

(h)         Effect of the pro forma adjustments on the provision for income taxes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)              See Exhibit Index immediately following signature page.

b)             On April 16, 2003, the Company filed a Report on Form 8-K dated April 9, 2003 announcing the Company’s second quarter earnings release date and conference call information.  This information was filed under items 5 and 7.

On May 9, 2003, the Company filed a Report on Form 8-K dated May 7, 2003 announcing a presentation that the Company was making at a conference, the Company’s name change, the Company’s first quarter results with related financial information, and the agreement the Company entered into to purchase the assets of Med-Staff, Inc and the related financing. This information was filed under items 5, 7, and 9.

On June 6, 2003, the Company filed a Report on Form 8-K dated June 5, 2003 announcing the consummation of the acquisition of substantially all of the assets of Med-Staff, Inc. and the related financing.  This information was filed under items 2, 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ Emil Hensel
Emil Hensel
Chief Financial Officer and Director
(Principal Financial Officer)

By:	/s/ Daniel J. Lewis
Daniel J. Lewis
Corporate Controller
(Principal Accounting Officer)

Date: August 8, 2003

EXHIBIT INDEX

No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer