Form 10-Q
period 2003-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2003-11-10
CIK 1141103

United States
Securities And Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒   No  ☐

The registrant had outstanding 31,921,113 shares of Common Stock, par value $.0001 per share, as of October 31, 2003.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$18,139	$17,210
Accounts receivable, net	109,506	97,641
Income taxes receivable	211	1,816
Assets from discontinued operations, net	—	248
Other current assets	12,219	11,163
Total current assets	140,075	128,078

Property and equipment, net	12,104	12,394
Goodwill, net	309,274	226,116
Trademarks, net	15,749	15,749
Other identifiable intangible assets, net	9,424	7,113
Other assets	3,169	1,150
Total assets	$489,795	$390,600

Current liabilities:
Accounts payable and accrued expenses	$2,615	$3,297
Accrued employee compensation and benefits	34,269	29,663
Current portion of debt and note payable	6,021	14,362
Liabilities from discontinued operations, net	19	186
Other current liabilities	5,932	2,422
Total current liabilities	48,856	49,930

Interest rate swap	—	606
Deferred income taxes	11,013	10,779
Long-term debt	112,903	28,453
Total liabilities	172,772	89,768

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	253,624	258,489
Other stockholders’ equity	63,396	42,340
Total stockholders’ equity	317,023	300,832
Total liabilities and stockholders’ equity	$489,795	$390,600

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue from services	$184,389	$160,152	$511,304	$477,056
Operating expenses:
Direct operating expenses	139,512	119,450	385,921	357,673
Selling, general and administrative expenses	29,198	23,848	80,594	70,237
Bad debt expense	787	—	787	359
Depreciation	1,230	1,006	3,336	2,477
Amortization	991	781	2,556	2,336
Loss on early extinguishment of debt	—	—	960	—
Non-recurring secondary offering costs	—	—	16	1,008
Total operating expenses	171,718	145,085	474,170	434,090
Income from operations	12,671	15,067	37,134	42,966
Other expenses:
Interest expense, net	1,571	975	2,812	3,131
Income from continuing operations before income taxes	11,100	14,092	34,322	39,835
Income tax expense	4,296	5,339	13,283	15,416
Income from continuing operations	6,804	8,753	21,039	24,419
Discontinued operations, net of income taxes	(1)	(2,881)	(355)	(3,518)
Net income	$6,803	$5,872	$20,684	$20,901

Net income/(loss) per common share - basic:
Income from continuing operations	$0.21	$0.27	$0.65	$0.76
Discontinued operations, net of income taxes	(0.00)	(0.09)	(0.01)	(0.11)
Net income per common share-basic	$0.21	$0.18	$0.64	$0.65

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.21	$0.26	$0.64	$0.72
Discontinued operations, net of income taxes	(0.00)	(0.09)	(0.01)	(0.10)
Net income per common share-diluted	$0.21	$0.17	$0.63	$0.62

Weighted average common shares outstanding-basic	32,037	32,572	32,169	32,402
Weighted average common shares outstanding-diluted	32,581	33,615	32,588	33,871

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2003	2002

Operating activities
Net income	$20,684	$20,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,336	2,477
Amortization	2,556	2,336
Bad debt expense	787	359
Discontinued operations, net of income taxes	355	3,518
Amortization of unearned compensation	31	—
Loss on early extinguishment of debt	960	—
Changes in operating assets and liabilities:
Accounts receivable	10,419	(646)
Prepaid rent, deposits and other current assets	1,561	3,150
Accounts payable and accrued expenses	(650)	14,429
Other current liabilities	3,405	906
Net cash provided by continuing operations	43,444	47,430
Discontinued operations, net of income taxes	(355)	(3,518)
Impairment loss on discontinued operations	—	4,143
Change in net assets from discontinued operations	81	(2,304)
Net cash used in discontinued operations	(274)	(1,679)
Net cash provided by operating activities	43,170	45,751

Investing activities
Acquisitions and earnout payments	(107,694)	(11,664)
Purchases of property and equipment	(2,329)	(5,964)
Other investing activities	(5)	62
Investing activities of discontinued operations	—	(884)
Net cash used in investing activities	(110,028)	(18,450)

Financing activities
Repayment of debt	(48,890)	(27,675)
Proceeds from issuance of debt	125,000	23,750
Other financing activities	(8,323)	4,031
Net cash provided by financing activities	67,787	106

Change in cash and cash equivalents	929	27,407
Cash and cash equivalents at beginning of period	17,210	2,736
Cash and cash equivalents at end of period	$18,139	$30,143

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

On May 8, 2003, the name of the corporation was changed to Cross Country Healthcare, Inc. from Cross Country, Inc.  The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

2.                                      RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the fourth quarter of 2002, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. This EITF Issue requires that reimbursements received for out-of-pocket expenses are characterized as revenue with a corresponding expense in the condensed consolidated statements of operations. Prior to the adoption of this EITF Issue, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to direct operating expenses and selling, general, and administrative expenses. Accordingly, the Company has adjusted all periods reported to reflect an increase in revenue, and an equal and offsetting increase in expenses, related to reimbursable expenses. The associated amount of reimbursable expenses that are included in revenue for the three and nine month periods ended September 30, 2002, were $2.5 million and $8.6 million, respectively. The corresponding effect on direct costs of the healthcare staffing business segment for the three and nine month periods ended September 30, 2002, was approximately $2.1 million and $7.3 million, respectively.  The effect on selling, general and administrative expenses of the other human capital management services business segment for the three and nine month periods ended September 30, 2002, was $0.4 million and $1.3 million, respectively. This change in classification has not had an affect on current or previously reported net income, or net income per share.

3.                                      EARNINGS PER SHARE

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and nonvested restricted stock (as calculated utilizing the treasury stock method).  Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive.  Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and nine month periods ended September 30, 2003, were 544,247 and 419,657, respectively.  Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and nine month periods ended September 30, 2002, were 1,042,850, and 1,468,835, respectively.

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

The Company’s consolidated net income during the three and nine month periods ended September 30, 2003 and 2002, would have changed to the pro forma amounts set forth below had compensation cost for stock options granted been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited, amounts in thousands, except per share data)

Net income as reported	$6,803	$5,872	$20,684	$20,901

Stock based employee compensation included in reported net income	—	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(636)	(699)	(1,865)	(2,079)
Pro forma net income applying FASB Statement No. 123	$6,167	$5,173	$18,819	$18,822

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.21	$0.18	$0.64	$0.65
Net income per common share-diluted	$0.21	$0.17	$0.63	$0.62

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.19	$0.16	$0.59	$0.58
Pro forma net income per common share-diluted	$0.19	$0.15	$0.57	$0.56

5.                                      ACQUISITIONS

On June 5, 2003, the Company acquired substantially all of the assets of Med-Staff, Inc. (Med-Staff) for $104.0 million in cash. The consideration for this acquisition was $104.0 million in cash paid at closing, of which $8.0 million is being held in escrow to cover the post-closing net working capital adjustment and any post-closing liabilities that may occur before December 31, 2004.  The purchase price was subject to a post-closing adjustment based on changes in the net working capital of the acquired company.  Subsequent to September 30, 2003, a post-closing net working capital adjustment of approximately $1.8 million was calculated and allocated to goodwill as a reduction to the purchase price.

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

The acquisition has been included in the healthcare staffing segment and the results of Med-Staff’s operations have been included in the condensed consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  These estimates were revised during the third quarter of 2003.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

(Unaudited, amounts in thousands)	June 5, 2003

Current assets:
Accounts receivable, net	$23,071
Other current assets	1,140
Total current assets	24,211
Property and equipment	717
Other identifiable intangible assets	4,534
Goodwill	79,217
Total assets acquired	108,679

Current liabilities:
Accounts payable and accrued expenses	337
Accrued employee compensation and benefits	4,238
Other current liabilities	104
Total liabilities assumed	4,679

Net assets acquired	$104,000

Of the total other identifiable intangible assets of $4.5 million, $2.4 million was assigned to hospital relations and $2.1 million was assigned to non-compete agreements, based on a third-party appraisal.  These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years.  The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill, which is expected to be deductible for tax purposes.   The purchase price allocation is based on preliminary information that could be changed based on the ultimate resolution of initial assessments.  Additional direct acquisition costs of $0.5 million were incurred in the nine month period ended September 30, 2003 and are included as goodwill in the condensed consolidated balance sheets.

The following unaudited pro forma summary presents the consolidated results of operations as if the Med-Staff acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles, incremental ongoing expenses, incremental interest expense and related income tax effects. These pro forma results include a pre-tax reduction to net income for a loss on early extinguishment of debt of $0.1 million and $1.4 million for the nine month periods ended September 30, 2003 and 2002, respectively.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

	Nine Months Ended September 30,
	2003	2002
	(Unaudited, amounts in thousands, except per share data)

Revenue from services	$582,274	$595,068

Net income	$22,597	$25,323

Net income per share-basic	$0.70	$0.78

Net income per share-diluted	$0.69	$0.75

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

As of September 30, 2003, the Company is contingently liable for additional earnout payments of approximately $5.1 million in the aggregate relating to its acquisitions of Heritage Professional Education, LLC (Heritage), Gil/Balsano Consulting, LLC (Gil/Balsano), and JRK.  Each of these contingent payments is based on profitability measures as defined by their respective purchase agreements (earnout payments).  Upon payment, the amounts are allocated to goodwill as additional purchase price.  During the nine month period ended September 30, 2003, the Company paid $2.0 million, $0.7 million and $0.5 million in earnout payments for Heritage, Gil/Balsano, and JRK, respectively, in accordance with their purchase agreements.   During the nine month period ended September 30, 2002, the Company paid $1.5 million and $0.5 million in earnout payments for Heritage and Gil/Balsano, respectively.

6.                                      DISPOSAL OF BUSINESS

The Company abandoned its efforts to sell the E-staff business during the first quarter of 2003 and decided to dispose of the subsidiary by winding down its operations.  E-staff operations ceased as of March 31, 2003.  The Company determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired.  This impairment charge was taken during the first quarter of 2003 and is included in the accompanying condensed consolidated statements of operations as loss from discontinued operations for the nine month period ending September 30, 2003.  The remaining liabilities at September 30, 2003, are recorded on the condensed consolidated financial statements and are not considered material to the Company’s consolidated financial position or results of operations.

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

9.                                      COMPREHENSIVE INCOME

The Company recorded the fair value of the interest rate swap transaction, which resulted in an increase in other comprehensive income of $0.2 million and $0.9 million for the three and nine month periods ended September 30, 2002, respectively.  Upon maturity of the interest rate swap agreement in the first quarter of 2003, the Company reclassified the remaining accumulated derivative loss of $0.4 million to interest expense, net, on the accompanying condensed consolidated statements of operations.   There are no other components of comprehensive income other than the Company’s consolidated net income and the accumulated derivative change during the three and nine month periods ending September 30, 2003 and 2002.

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

Debt issuance costs related to the new credit facility totaled $3.1 million, net, as of September 30, 2003, and are recorded in other assets on the condensed consolidated balance sheets.  These costs are being amortized over the life of the credit facility.  Debt issuance costs of $1.0 million, net, relating to the prior amended credit facility, were written off during the second quarter of 2003 and are included in loss on early extinguishment of debt in the condensed consolidated statements of operations.

The Company is required to pay a quarterly commitment fee at a rate of 0.50% per year on unused commitments under the revolving loan facility.  The term loan bears interest based on a LIBOR rate plus a margin of 3.25% or an alternate base rate plus a margin of 2.25%.  The revolving loan facility bears interest based on a LIBOR rate plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00% as of September 30, 2003 (each as defined in the senior secured credit facility).  The Company has pledged all of the assets of the Company as collateral for the senior credit facility.

The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25.0 million as of September 30, 2003.  Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10.0 million are available under the senior credit facility.  As of September 30, 2003, $9.8 million was outstanding under the letter of credit facility leaving $65.2 million available under the revolving credit facility.

During the three month period ended September 30, 2003, the Company repaid $6.3 million on the term loan portion of the new credit facility, of which $4.7 million was an optional prepayment.    The aggregate scheduled maturities of all of the Company’s long-term debt are as follows:

(Unaudited, amounts in thousands)

Through Year Ending December 31:

2003	$1,511
2004	6,035
2005	6,035
2006	6,035
2007	6,035
2008	48,124
Thereafter	45,149
$118,924

The senior credit facility requires that the Company meet certain covenants, including the maintenance of certain debt and interest expense ratios, and capital expenditure limits.  The senior credit facility also limits the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock.

11.                               STOCKHOLDERS’ EQUITY

On November 5, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the nine month period ended September 30, 2003, the Company purchased 435,700 shares of common stock at an average cost of $13.62 per share pursuant to its current authorization.  The cost of such purchases was approximately $5.9 million.  All of the shares were retired as of September 30, 2003.

The Company can purchase up to an additional 629,300 shares at an aggregate price not to exceed approximately $13.1 million under the previously authorized stock repurchase program.  This repurchase program is within the limits of the current senior credit facility covenants.  Under this program, the shares may be purchased from time-to-time in the open market.  The repurchase program may be discontinued at any time at the discretion of the Company.  At September 30, 2003, the Company had approximately 31.9 million shares outstanding.

12.                               SEGMENT DATA

Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers (a):
Healthcare staffing	$172,357	$146,935	$474,083	$438,554
Other human capital management services	12,032	13,217	37,221	38,502
	$184,389	$160,152	$511,304	$477,056

Contribution income (b):
Healthcare staffing	$20,608	$20,531	$58,835	$59,983
Other human capital management services	631	1,471	3,282	5,154
	21,239	22,002	62,117	65,137

Unallocated corporate overhead	6,347	5,148	18,115	16,350
Depreciation	1,230	1,006	3,336	2,477
Amortization	991	781	2,556	2,336
Loss on early extinguishment of debt	—	—	960	—
Non-recurring secondary offering costs	—	—	16	1,008
Income from operations	12,671	15,067	37,134	42,966
Interest expense, net	1,571	975	2,812	3,131
Income from continuing operations before income taxes	$11,100	$14,092	$34,322	$39,835

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

(b)         The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance.

13.                               CONTINGENCIES

The Company’s Cross Country TravCorps and Cross Country Nurses, Inc. subsidiaries are the subjects of a class action lawsuit filed in the Superior Court of California in Orange County alleging, among other things, violations of certain sections of the California Labor Code, unfair competition and breach of contract.  This lawsuit is currently in the very early stages, it has not been certified by the court as a class action, and no monetary damages have been specified.  As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

In a separate matter, the Company’s new Med-Staff, Inc. subsidiary and the predecessor Med-Staff company are the subjects of a lawsuit filed in the U.S. District Court in New Jersey by the National League for Nursing, Inc. (“NLN”), a not-for-profit company, in connection with certain NLN testing products as well as certain tests developed by the predecessor Med-Staff company.  The Company is entitled to indemnification from the sellers for any losses associated with this lawsuit.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

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

Certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	75.7	74.6	75.5	75.0
Selling, general and administrative expenses	15.8	14.9	15.8	14.7
Bad debt expense	0.4	—	0.1	0.1
Depreciation and amortization	1.2	1.1	1.1	1.0
Loss on early extinguishment of debt	—	—	0.2	—
Non-recurring secondary offering costs	—	—	0.0	0.2

Income from operations	6.9	9.4	7.3	9.0
Interest expense, net	0.9	0.6	0.6	0.7
Income from continuing operations before income taxes	6.0	8.8	6.7	8.3
Income tax expense	2.3	3.3	2.6	3.2
Income from continuing operations	3.7	5.5	4.1	5.1
Discontinued operations, net of income taxes	(0.0)	(1.8)	(0.1)	(0.7)
Net income	3.7%	3.7%	4.0%	4.4%

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of operations data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers (a):
Healthcare staffing	$172,357	$146,935	$474,083	$438,554
Other human capital management services	12,032	13,217	37,221	38,502
	$184,389	$160,152	$511,304	$477,056

Contribution income (b):
Healthcare staffing	$20,608	$20,531	$58,835	$59,983
Other human capital management services	631	1,471	3,282	5,154
	21,239	22,002	62,117	65,137

Unallocated corporate overhead	6,347	5,148	18,115	16,350
Depreciation	1,230	1,006	3,336	2,477
Amortization	991	781	2,556	2,336
Loss on early extinguishment of debt	—	—	960	—
Non-recurring secondary offering costs	—	—	16	1,008
Income from operations	12,671	15,067	37,134	42,966
Interest expense, net	1,571	975	2,812	3,131
Income from continuing operations before income taxes	$11,100	$14,092	$34,322	$39,835

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

(b)         We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance.

RESULTS OF OPERATIONS—Three months ended September 30, 2003 compared to three months ended September 30, 2002

REVENUE FROM SERVICES increased $24.2 million or 15.1% to $184.4 million for the three months ended September 30, 2003 as compared to $160.2 million for the three months ended September 30, 2002. The increase was primarily due to the acquisition of Med-Staff, Inc. (Med-Staff) on June 5, 2003, partially offset by a decrease in revenue from the other healthcare staffing businesses, mostly from our travel staffing operations.  Excluding the effect of this acquisition, revenue decreased $12.9 million, or 8.0%.

Revenue from our healthcare staffing business segment increased $25.4 million or 17.3% to $172.4 million for the three months ended September 30, 2003 from $146.9 million for the three months ended September 30, 2002. This increase was entirely due to the acquisition of Med-Staff on June 5, 2003, coupled with an increase in revenue from our developmental international nurse recruiting and centralized local nurse-staffing businesses and offset by a decrease in other healthcare staffing businesses.  On a combined basis, the number of full time equivalents (FTEs) increased 17% over the prior year quarter.  Excluding the effect of the Med-Staff acquisition, revenue decreased $11.7 million or 7.9%.  This decrease was due to a decrease in the average number of full time equivalents (FTEs), representing $(13.7) million; an increase in the percentage of FTEs working under mobile contracts, representing $(1.2) million; partially offset by an increase in the average hourly bill rate, contributing $3.2 million.   The average bill rates in our core travel nurse staffing business during the three months ended September 30, 2003, were 3% higher than the three months ended September 30, 2002.  The average number of FTEs on contract, excluding the FTEs from the Med-Staff acquisition, decreased 9% from the prior year. This decrease in

FTEs was due to a decrease in FTEs from our travel nurse staffing operations and clinical research trials business, partially offset by higher FTEs in our per diem and international recruitment businesses.  Demand for our travel nurse operations continued to weaken during the third quarter due to a more cautious buying process on the part of acute care hospital customers.  We believe this trend will continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages.  We also believe our hospital clients have realized lower than anticipated inpatient admissions.  Longer term, we believe that demand for outsourced travel nursing services will increase, driven by an aging population and an increasing shortage of nurses.  Mobile contracts, where the nurse is on the hospital payroll accounted for 3% of our volume in our core travel nursing operations in the three months ended September 30, 2003 as compared to 1% of our volume in our core travel nursing operations in the three months ended September 30, 2002.

Although we increased revenue in our organic per diem business and our international recruitment business, this increase was substantially offset by lower revenue in our clinical research trials staffing business.  In the three months ended September 30, 2003, FTEs from our clinical research trials business decreased due to continued weak demand trends for clinical research professionals since the second half of 2002.   For the three months ended September 30, 2003, nurse staffing operations generated 89.8% of healthcare staffing revenue and 10.2% was generated by other operations. For the three month period ended September 30, 2002, 86.5% of healthcare staffing revenue was generated from nursing operations and 13.5% was generated by other operations.

Revenue from other human capital management services decreased $1.2 million, or 9.0%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This decrease was primarily due to lower revenue from our physician search and consulting businesses.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $139.5 million for the three months ended September 30, 2003 as compared to $119.5 million for the three months ended September 30, 2002. As a percentage of revenue, direct operating expenses represented 75.7% of revenue for the three months ended September 30, 2003 and 74.6% for the three months ended September 30, 2002.  This increase is primarily attributable to the higher mix of healthcare staffing businesses mentioned above, which operate at lower gross profit margins than our other human capital management services businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $29.2 million for the three months ended September 30, 2003 as compared to $23.8 million for the three months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses were 15.8% and 14.9% for the three months ended September 30, 2003 and 2002, respectively.  This increase is primarily related to substantial expansion of our hospital focused sales and marketing team along with investments aimed at improving applicant conversion rates.

BAD DEBT EXPENSE totaled $0.8 million for the three months ended September 30, 2003, which represented 0.4% of revenue.  The amount primarily represents an increase in the allowance for doubtful accounts reflecting slower collections and write-offs in the three months ended September 30, 2003.  The Company did not record bad debt expense for the three months ended September 30, 2002 primarily due to improved collections and a recovery of $0.3 million of an amount previously reserved.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $2.2 million for the three months ended September 30, 2003 as compared to $1.8 million for the three months ended September 30, 2002. As a percentage of revenue, depreciation and amortization expense was 1.2% of revenue for the three months ended September 30, 2003 as compared to 1.1% for the three months ended September 30, 2002.

NET INTEREST EXPENSE totaled $1.6 million for the three months ended September 30, 2003 as compared to $1.0 million for the three months ended September 30, 2002. This increase was primarily due to an increase in interest expense relating to higher average borrowings outstanding during the three months ended September 30, 2003 compared to the three months ended September 30, 2002, partially offset by lower interest expense in the three months ended September 30, 2003 relating to the expiration in February 2003 of our interest rate swap agreement.  Average borrowings outstanding were higher in the three months ending September 30, 2003 due to the incremental financing for the acquisition of Med-Staff partially offset by repayments of debt.  The effective interest rate for the three months ended September 30, 2003 was 5.0% compared to a rate of 9.1% for the three months ended September 30, 2002.

INCOME TAX EXPENSE totaled $4.3 million for the three months ended September 30, 2003 as compared to $5.3 million for the three months ended September 30, 2002. The effective tax rate was 38.7% for the three months ended September 30, 2003 compared with 37.9% for the three month period ended September 30, 2002.

DISCONTINUED OPERATIONS for the three months ended September 30, 2002 was a loss of $2.9 million relating to the discontinued E-Staff business which included the results of operations of the business and an impairment charge of $2.5 million after taxes, relating to the E-Staff technology, a web-enabled business.  In the first quarter of 2003, E-Staff operations ceased.

RESULTS OF OPERATIONS—Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

REVENUE FROM SERVICES increased $34.2 million or 7.2% to $511.3 million for the nine months ended September 30, 2003 as compared to $477.1 million for the nine months ended September 30, 2002. The increase was primarily attributable to the acquisition of Med-Staff on June 5, 2003, partially offset by a decrease in revenue from the other healthcare staffing businesses.  Excluding the effect of this acquisition and the acquisition of Jennings, Ryan, & Kolb, Inc. (JRK) in March 2002, revenue decreased $15.1 million, or 3.2%.

Revenue from our healthcare staffing business segment for the nine months ended September 30, 2003 increased $35.5 million or 8.1% to $474.1 million from $438.6 million for the nine months ended September 30, 2002. This increase was entirely attributable to the acquisition of Med-Staff on June 5, 2003 coupled with an increase in revenue from our developmental international nurse recruiting and centralized local nurse-staffing businesses and offset by a decrease in the other healthcare staffing businesses.  On a combined basis, the number of FTEs increased 6% over the prior year period.  Excluding the effect of the Med-Staff acquisition, revenue decreased $12.4 million or 2.8%.  This decrease was due to a decrease in the average number of FTEs, representing $(25.2) million; an increase in the percentage of FTEs working under mobile contracts, representing $(2.9) million; partially offset by an increase in the average hourly bill rate, contributing $15.7 million.   The average bill rates in our core travel nurse staffing business in the nine months ended September 30, 2003, was 4% higher than the nine months ended September 30, 2002.  The average number of FTEs on contract, excluding the FTEs from the Med-Staff acquisition, decreased 5.2% from the prior year. This decline in FTEs was due to a decrease in FTEs from our travel nurse staffing operations and clinical research trials business, partially offset by higher FTEs in our per-diem and international recruitment businesses.  Demand for our travel nurse staffing operations continued to weaken due to a more cautious buying process on the part of acute care hospital customers and full- and part-time nurses offering more hours of service directly to hospital employers.  We believe this trend will continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages.  We also believe our hospital clients have realized lower than anticipated inpatient admissions.  Longer term, we believe that demand for outsourced travel nursing services will increase, driven by an aging population and an increasing shortage of nurses.  Mobile contracts, where the nurse is on the hospital payroll accounted for 2% of our volume in our core travel nursing operations in the nine months ended September 30, 2003 as compared to 1% of our volume in our core travel nursing operations in the nine months ended September 30, 2002.

Although revenue in our organic per diem business and our international recruitment business increased in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, the increase was partially offset by lower revenue in our clinical research trials staffing business for the same periods.  In the nine months ended September 30, 2003, FTEs from our clinical research trials business decreased due to continued weak demand trends for clinical research professionals since the second half of 2002. For the nine months ended September 30, 2003, nurse staffing operations generated 88.7% of healthcare staffing revenue and 11.3% was generated by other operations. For the nine month period ending September 30, 2002, 86.2% of healthcare staffing revenue was generated from nursing operations and 13.8% was generated by other operations.

Revenue from other human capital management services decreased $1.3 million, or 3.3%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was primarily due to lower revenue from our physician search business partially offset by an increase in revenue from our educational training and consulting businesses.  The increase in the consulting revenue was due to the acquisition of JRK in March 2002.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $385.9 million for the nine months ended September 30, 2003 as compared to $357.7 million for the nine months ended September 30, 2002. As a percentage of revenue, direct operating expenses represented 75.5% of revenue for the nine months ended September 30, 2003 and 75.0% for the nine months ended September 30, 2002. This increase is primarily attributable to the higher mix of healthcare staffing businesses, which operate at lower gross profit margins than our other human capital management services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $80.6 million for the nine months ended September 30, 2003 as compared to $70.2 million for the nine months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses were 15.8% and 14.7% for the nine months ended September 30, 2003 and 2002, respectively.  This increase is primarily related to expansion of our hospital focused sales and marketing team along with investments aimed at improving applicant conversion rates.

BAD DEBT EXPENSE totaled $0.8 million for the nine months ended September 30, 2003 as compared to $0.4 million in the nine months ended September 30, 2002. As a percentage of revenue bad debt expense represented approximately 0.1% for both of the nine months ended September 30, 2003 and 2002.

LOSS ON EARLY EXTINGUISHMENT OF DEBT totaled $1.0 million for the nine months ended and represented a write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the Med-Staff acquisition.

DEPRECIATION AND AMORTIZATION EXPENSE totaled $5.9 million for the nine months ended September 30, 2003 as compared to $4.8 million for the nine months ended September 30, 2002. As a percentage of revenue, depreciation and amortization expense was 1.1% of revenue for the nine months ended September 30, 2003 as compared to 1.0% for the nine months ended September 30, 2002.

NET INTEREST EXPENSE totaled $2.8 million for the nine months ended September 30, 2003 as compared to $3.1 million for the nine months ended September 30, 2002. This decrease was primarily due to the expiration in February 2003 of our interest rate swap agreement, as well as the repayments of $48.9 million of debt in the nine months ended September 30, 2003, partially offset by an increase in interest expense relating to the incremental financing for the acquisition of Med-Staff.  The effective interest rate for the nine months ended September 30, 2003 was 5.5% compared to 9.3% for the nine months ended September 30, 2002.

INCOME TAX EXPENSE totaled $13.3 million for the nine months ended September 30, 2003 as compared to $15.4 million for the nine months ended September 30, 2002. The effective tax rate was 38.7% for both the nine months ended September 30, 2003 and 2002.

DISCONTINUED OPERATIONS for the nine months ended September 30, 2003 and 2002 were losses of $0.4 million and $3.5 million, respectively, relating to the discontinued E-staff business.  The loss of $3.5 million in the nine months ended September 30, 2002 included the results of operations of the business and an impairment charge of $2.5 million after taxes, relating to our the E-Staff technology, a web-enabled business.  Effective March 31, 2002, we had made the decision to pursue a sale of this business, and accordingly, E-Staff was reclassified to discontinued operations. In the nine months ended September 30, 2003, E-staff operations ceased.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had a current ratio, the amount of current assets divided by current liabilities, of 2.9 to 1.0. Working capital increased by $13.1 million to $91.2 million as of September 30, 2003 compared to $78.1 million as of December 31, 2002. The increase in working capital was primarily attributable to an increase in accounts receivable resulting from the acquisition of Med-Staff.  Excluding this acquisition, accounts receivable decreased $10.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2003 decreased to $43.2 million compared to $45.8 million for the nine months ended September 30, 2002.  This decrease was primarily due to a lesser decrease in working capital excluding the effect of acquisitions, partially offset by a lower amount of cash flows used by discontinued operations during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Investing activities used $110.0 million in the nine months ended September 30, 2003 compared to $18.5 million during the nine months ended September 30, 2002. Investing activities in the nine months ended September 30, 2003 were primarily attributable to the acquisition of Med-Staff for $104.0 million and related professional fees and earnout payments relating to previous acquisitions.  Investing activities during the nine months ended September 30, 2002 were related to the acquisitions of NovaPro and JRK and capital expenditures relating to upgrading our information systems. NovaPro and JRK were acquired in the first quarter of 2002 using cash of approximately $9.7 million in the nine months ended September 30, 2002. The remainder of cash used in the nine months ended September 30, 2002 was primarily for earnout payments relating to previous acquisitions.

Net cash provided by financing activities in the nine months ended September 30, 2003 was $67.8 million compared to $0.1 million in the nine months ended September 30, 2002. During the nine months ended September 30, 2003 we borrowed $125.0 million for the Med-Staff acquisition, repaid $42.6 million of borrowings under the term loan of the prior credit facility, and repaid $6.3 million under the term loan portion of the new credit facility.  This net cash was partially offset by uses relating to $3.3 million of debt issuance costs on the new credit facility and $5.9 million relating to stock repurchases.

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

On March 20, 2002, an aggregate of 9,000,000 shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. We did not sell any shares or receive any of the proceeds from the sale of these shares, but estimated and expensed as non-recurring secondary offering costs $1.0 million, pretax, of expenses for such registration in the first quarter of 2002.

On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. In November 2002, we amended our credit facility to increase our limitation on repurchases of common stock in order to allow us to proceed with this program. As of September 30, 2003, we purchased 870,700 shares of our common stock at an average cost of $13.72 per share pursuant to the current authorization. All of the common stock was retired.  The cost of such purchases was approximately $11.9 million. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

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

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  Other identifiable intangible assets were valued at $4.5 million, of which $2.4 million was assigned to hospital relations and $2.1 million was assigned to non-compete agreements, based on a third-party appraisal.  These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years.  Approximately $79.2 million has been recorded to goodwill as the excess of purchase price over the fair value of net tangible and intangible assets acquired.  Additional direct acquisition costs of $0.5 million are included as goodwill as of September 30, 2003.  Goodwill is expected to be deductible for tax purposes.  The initial purchase price allocation is based on preliminary information that could be changed based on the ultimate resolution of initial assessments.  Subsequent to September 30, 2003, a post-closing net working capital adjustment of approximately $1.8 million was calculated and allocated to goodwill as a reduction to the purchase price.

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

COMMITMENTS

The following table and discussion reflects our remaining significant contractual obligations and other commitments as of September 30, 2003:

Contractual Obligations	Total	2003	2004	2005	2006	2007	2008	Thereafter
	(Unaudited, amounts in thousands)

Term Loan	$118,750	$1,503	$6,013	$6,013	$6,013	$6,013	$48,101	$45,094

Operating Leases	17,435	1,095	4,275	3,719	2,835	2,082	1,199	2,230

	$136,185	$2,598	$10,288	$9,732	$8,848	$8,095	$49,300	$47,324

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Theodora Cossack, et. al. v. Cross Country Travcorps and Cross Country Nurses, Inc.

On August 26, 2003, Theodora Cossack and Barry S. Phillips, C.P.A., filed suit in the Superior Court of the State of California, for the County of Orange, naming Cross Country Travcorps and Cross Country Nurses as defendants.  Plaintiffs plead causes of action for (1) Violation of California Business and Professions Code §§ 17200, et. seq; (2) Violations of California Labor Code §§ 200, et. seq; (3) Recovery of Unpaid Wages and Penalties; (4) Conversion; (5) Breach of Contract; (6) Common Counts – Work, Labor, Services Provided; and (7) Common Counts – Money Had and Received.

Plaintiffs, who purport to sue on behalf of themselves and all others similarly situated, allege that Defendants failed to pay plaintiffs, and the class they purport to represent, properly under California law.  Plaintiffs claim that defendants failed to pay nurses hourly overtime as required by California law; failed to calculate correctly their employees’ regular rate of pay used to calculate the rate at which overtime hours are to be compensated; failed to calculate correctly and pay a double time premium for all hours worked in excess of 12 worked in a workday; scheduled some of its employees on an Alternative Workweek Schedule, but failed to pay them additional compensation when those employees did not work such alternative workweek, as scheduled; and failed to pay employees for the minimum hours defendants had promised them.

Plaintiffs seek (among other things) an order enjoining defendants from engaging in the practices challenged in the complaint; for an order for full restitution of all moneys Defendants allegedly failed to pay Plaintiffs (and their purported class); for pre-judgment interest; for certain penalties provided for by the California Labor Code; and for attorney’s fees and costs.

The lawsuit is currently in the very early stages and has not yet been certified by the court as a class action.  As a result, the Company is unable at this time to determine its potential exposure.  The Company intends to vigorously defend this matter.

National League for Nursing v. Med-Staff Inc. and Aronwald Corporation

National League For Nursing, Inc. (“NLN”) has brought a lawsuit in the United States District Court for the District of New Jersey against Med-Staff, Inc. (a wholly-owned subsidiary of the Company which was formerly known as Cross Country Nurses, Inc.) and Aronwald Corporation (which was formerly known as Med-Staff, Inc.).  The Company’s subsidiary received service of process for the litigation on July 18, 2003.

NLN’s claim against the Company’s subsidiary is for copyright infringement.   In addition, NLN has alleged that the Company’s subsidiary is liable “jointly and severally” with Aronwald Corporation as a successor entity by reason of having acquired all of the assets of Med-Staff for claims of copyright infringement, trademark dilution and false representations under the Lanham Act, breach of contract, and state law dilution and unfair competition.  The complaint alleges that Aronwald Corporation engaged in unauthorized reproduction and distribution of NLN testing materials, provided unauthorized copies of tests to nurse applicants, falsified test results, and falsely advised health care institutions that nurse applicants had satisfactorily completed tests.  NLN has further alleged that the Company’s subsidiary, in addition to the allegation of successor liability, has, in the course of conducting the business operations acquired from Aronwald Corporation, adopted the use of tests in a manner that infringed NLN’s copyrights.

NLN is seeking relief in the form of a preliminary and permanent injunction against, using or distributing the NLN tests, damages in the form of lost profits and statutory damages of $150,000 for each copyright, treble and punitive damages, and attorneys’ fees.

The Company is entitled to indemnification from the Sellers of the Med-Staff business for any losses arising from this litigation.

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

The pro forma condensed consolidated statement of operations for the nine months ended September 30, 2003 gives effect to the acquisition and related financing as if the transactions had occurred at the beginning of the period.

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

Cross Country Healthcare, Inc.

Pro Forma Condensed Consolidated Statement of Operations - Nine Months Ended September 30, 2003
(Unaudited, amount in thousands, except per share data)

	As reported Cross Country	Medstaff (a)	Pro Forma Adjustments		Pro Forma Combined

Revenue from services	$511,304	$71,118	(148	)(b)	$582,274
Operating expenses:
Direct operating expenses	385,921	54,649	(221	)(b)	440,349
Selling, general and administrative expenses	80,594	13,346	(3,049	)(c)	90,891
Bad debt expense	787	182	—		969
Depreciation	3,336	93	(7	)(d)	3,422
Amortization	2,556	—	435	(e)	2,991
Non-recurring secondary offering costs	16	—	—		16
Loss on early extinguishment of debt	960	—	145	(f)	1,105
Total operating expenses	474,170	68,270	(2,697)		539,743

Income from operations	37,134	2,848	2,549		42,531
Other expenses:
Interest expense, net	2,812	(15)	2,292	(g)	5,089

Income before income taxes	34,322	2,863	257		37,442
Income tax expense/(benefit)	13,283	1,299	(92	)(h)	14,490

Income from continuing operations	$21,039	$1,564	349		$22,952

Basic income from continuing operations per common share	$0.65				$0.71

Diluted income from continuing operations per common share	$0.64				$0.70

Weighted average shares outstanding - basic	32,169				32,169
Weighted average shares outstanding - diluted	32,588				32,588

Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Nine Month Period Ended September 30, 2003

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

(c)          Pro forma adjustments to: 1) remove accrual for deferred compensation plan of Med-Staff - $3.0 million; and 2) to remove transaction costs that are nonrecurring - $0.9 million; partially offset by adjustments to 3) reflect certain incremental administrative expenses that have been identified to integrate Med-Staff with Cross Country Healthcare on an ongoing basis - $0.8 million; and 4) reclassify direct costs as explained in footnote (b) above.

(d)         Pro forma adjustment to reflect a change in depreciation method on Med-Staff’s property and equipment from an accelerated method to straight-line and additional depreciation of proprietary software recorded as a result of the purchase accounting adjustment.

(e)          Pro forma adjustment to record the amortization of specifically identifiable assets acquired with definite lives of 5-8 years, amortization of loan fees over an average 5.6 years relating to the new debt as a result of the Med-Staff acquisition, and to remove amortization of fees related to the old credit facility.

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

b)             On July 17, 2003, the Company filed a Report on Form 8-K announcing the Company’s third quarter earnings release date and conference call information.  This information was filed under items 5 and 7.

On August 4, 2003, the Company filed an amendment to its Form 8-K.  The amendment was filed under item 7 to provide the required financial statements and pro forma financial data relating to the Med-Staff, Inc. acquisition.

On August 8, 2003, the Company filed a Report on Form 8-K under items 7 and 12 announcing the Company’s second quarter results with related financial information.

On September 22, 2003, the Company filed a Report on Form 8-K under items 7, 9, and 12 announcing a presentation that the Company was making at a conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ Emil Hensel
Emil Hensel
Chief Financial Officer and Director
(Principal Financial Officer)

By:	/s/ Daniel J. Lewis
Daniel J. Lewis
Corporate Controller
(Principal Accounting Officer)

Date: November 7, 2003

EXHIBIT INDEX

No.	Description

31.1	Certification of Joseph A. Boshart, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Emil Hensel, Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14 (a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer