Form 10-K
period 2003-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2004-03-15
CIK 1141103

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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
 Common Stock, $0.0001 Par Value Per Share

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2003 of $13.16 as reported on the Nasdaq National Market, was $268,196,312. This calculation does not reflect a determination that persons are affiliated for any other purpose.

        As of February 29, 2004, 31,903,379 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

        All references to "we, "us," "our," or "Cross Country" in this Report on Form 10-K means Cross Country Healthcare, Inc. and its subsidiaries

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in the section entitled "Business-Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2004.

PART I

ITEM 1. BUSINESS

Overview of Our Company

        We are one of the largest providers of healthcare staffing services in the United States. As of the fourth quarter of 2003, our healthcare staffing business segment represented approximately 92% of our 2003 revenue and is comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing was approximately 77% of our total revenue. Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training, healthcare consulting, and physician and healthcare executive search services.

        We have a diverse client base that includes approximately 3,000 hospitals, pharmaceutical companies and other healthcare providers across all 50 states. Our fees are paid directly by our clients rather than by government or other third-party payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements. No single hospital accounts for more than 3% of our revenue. We believe we are well positioned in the current environment for healthcare staffing services to take advantage of longer-term industry and demographic dynamics that include a growing shortage and aging of registered nurses, an aging U.S. population expected to result in growth of hospital admissions, state and federal legislation regarding minimum nurse staffing levels and maximum allowable overtime, and the long-term secular trend among hospitals toward outsourcing to provide flexibility and variable costs in meeting their staffing requirements. For the year ended December 31, 2003, our revenue was $686.9 million and our net income was $25.8 million, or $0.79 per diluted share.

        In June 2003, we acquired the assets of Med-Staff, Inc., (Med-Staff) one of the largest privately held travel nurse and per diem nurse staffing companies in the U.S., for $102.2 million in cash, net of a post-closing working capital adjustment. We made the strategic Med-Staff acquisition to broaden our travel nurse recruiting and placement efforts, to provide us with a sizeable platform in per diem nurse staffing, and to give us a direct presence in nurse staffing at military hospitals and clinics.

Overview of Our Industry

Industry Dynamics

        Over the coming decades, demand for healthcare services is expected to increase due to an aging U.S. population, while the national supply of registered nurses is projected to decline. The expected result is a pronounced shortage of registered nurses. Contributing to this shortage is a rapidly aging population of working registered nurses, lower overall enrollment in nursing schools over the past decade, and a nurse education faculty even more advanced in age than working nurses with fewer doctoral candidates as potential replacement educators. Hospitals and other healthcare facilities utilize outsourced nurse staffing as a means of supplementing their own recruiting and retention programs, and benefit from the flexibility and variable cost that outsourcing provides in managing their changing nurse staffing requirements. Similarly, nurses have turned to outsourced nurse staffing for job flexibility and better working conditions.

Temporary Nurses

        The most common temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses. Travel nurse staffing involves placement of registered nurses on a contracted, fixed-term basis. Assignments may range from several weeks to one year, but are typically 13 weeks long and usually involve temporary relocation to the geographic area of the assignment. Travel nurses provide hospitals and other healthcare facilities with the flexibility and variable cost to manage changes in their staffing needs due to shifts in demand, represent a pool of potential full-time job candidates, and enable healthcare facilities to provide their patients with continuity of care. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements. Per diem nurse staffing comprises the majority of temporary healthcare staffing and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice of assignments by the client.

        Temporary Decrease in Demand.    Several factors have combined to temporarily reduce demand for outsourced nurse staffing services since mid-2002:

  •
  During the second half of 2002 and continuing throughout 2003, we believe our rate of revenue growth was negatively impacted by budgetary actions taken by hospitals to reduce their use of outsourced nurse staffing in response to higher than average utilization during the late 1990s through 2001. Such actions by the hospitals resulted in increased reliance on staff nurse overtime, increased patient-to-nurse ratios and higher wages and compensation, including sign-on bonuses.

  •
  While the U.S. economy continued to improve last year, the labor market has been slower to recover. This has resulted in many nurses' spouses being unemployed, under-employed or concerned about the future. Consequently, full-time and part-time nurses have increased the number of hours worked directly for hospital employers at prevailing wages to supplement family income. In addition, economic conditions and higher wages also resulted in nurses re-entering the workforce, according to a recent study in Health Affairs, co-authored by Peter Buerhaus, Associate Dean of Vanderbilt University's School of Nursing. Between 2001 and 2002, hospitals had hired approximately 100,000 new nurses. The clear message of the study was that RNs over age fifty and foreign-born RNs account for practically all of the increase in RN employment in hospitals in 2002. We believe that these incremental nurses, 94% of whom are married, are likely to reduce their employment when the economy improves. Real nurse wages, adjusted for inflation, also increased over the past year by 5% after remaining essentially flat over the prior seven years.

  •
  Unexpectedly low patient census, particularly during the first half of 2003, decreased demand for nurse staffing services. As occupancy rates increase, temporary employees are often added before full-time employees are hired. As occupancy rates decrease, hospitals tend to reduce their use of temporary employees before undertaking layoffs of their staff nurses. While hospitals could not explain the decline in patient census, it affected the degree to which they were willing to bring outsourced nurse staffing labor into their facilities. And, by the second half of 2003, we believe they were much more willing to be understaffed than overstaffed.

  •
  Many travel nurses have been disappointed by the decline in the amount and diversity of staffing opportunities. This has heightened their perceived risk in the ability of nurse staffing companies to keep them working contract after contract in a setting and location that they desire. Some have chosen to stop traveling to take full-time or part-time positions with hospitals. While we believe this may not be their first choice, they may delay returning to travel nursing until they become more comfortable in being able to be consistently employed by nurse staffing companies.

        While we believe these dynamics to be temporary, the relative benefit of our outsourced nurse staffing services to hospital clients was impacted as there was a greater supply of nurses willing to work directly for hospital employers at the wages hospitals wanted to pay. The Staffing Industry Report, an independent staffing industry publication, estimated more than $10 billion in revenue was generated in the temporary medical staffing industry in 2002, and we estimate that nurse staffing represented approximately 70% of the total. We estimate that historically approximately 10% of hospital nurse staffing was outsourced (25% travel nurse staffing and 75% per diem nurse staffing). However, as a result of the decrease in demand due to the above factors, we estimate that approximately 7% to 8% of nurse staffing is currently outsourced.

        Shortage of Nurses.    There were approximately 2.7 million licensed registered nurses in the U.S. of which approximately 2.2 million are employed in nursing and approximately 1.7 million full-time and part-time registered nurses work in acute care hospital settings, according to the most recent data available from the U.S. Department of Health and Human Services (February 2001). Notwithstanding the recent re-entry of nurses into the workforce, the nurse shortage is expected to grow over the coming decades. A U.S. Bureau of Labor Statistics report (February 2004) stated that, for the first time, nurses represented the largest projected 10-year job growth occupation, putting the demand for registered nurses at 2.9 million in 2012, up from 2.3 million in 2002. A study by the American Hospital Association in 2001 identified 126,000 vacant nursing positions in hospitals nationwide. In addition, a study by the U.S. Department of Health and Human Services (July 2002) estimated a 20% shortage of nurses by 2015 and 29% by 2020. Similarly, a 2002 report to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) titled "Health Care at the Crossroads—Strategies for Addressing the Evolving Nursing Shortage," quantified this shortage stating that by 2020 there will be at least 400,000 fewer nurses available to provide care than will be needed. Further, the national shortage of registered nurses is not evenly distributed across the country. The 2003 Nursing Shortage Update by Fitch, Inc. (Fitch) estimates that thirty states are currently experiencing a shortage, and by 2020, 44 states and the District of Columbia are projected to have shortages. Several factors have contributed to the decline in the supply of registered nurses:

  •
  The nurse pool is getting older and approaching retirement age. Several factors contribute to the aging of the registered nurse workforce: (1) fewer young people entering the profession, (2) the higher age of recent graduates, and (3) the aging of the existing pool of licensed nurses. The average age of working registered nurses is 43.3 according to the JCAHO report and is increasing at a rate more than twice that of other workforces in this country. The Fitch report projects that by 2011 the number of retiring nurses will equal the number of new nurses entering the profession. According to the Department of Health and Human Services, the late 1990s was the slowest period of nursing population growth in the past 20 years, slowing to 1.3% compared with 2% to 3% in prior years. The largest source of new registered nurses, associate-degreed nurses, are on average 33 years old when they graduate; considerably older than in 1980 when the average age was 28. In 2000, 32% of nurses were less than 40 years old and 9% were less than 30 years old. Twenty years earlier, 53% of nurses were less than 40 years old and 26% were less than 30 years old. By the year 2010, the average age of working registered nurses is projected to be 50 and by the year 2020 the national supply of nurses will not only be older, but no larger in number than the supply projected for the year 2005.

  •
  Approximately 63% of the 2.2 million registered nurses currently in the workforce are employed in hospitals. Many registered nurses are leaving the hospital workforce through retirement, death or by choosing careers outside of acute care hospitals or in professions other than nursing.

    There are more than 500,000 licensed nurses not employed in nursing. According to a Peter D. Hart Research Associates study (April 2001), the top reasons nurses leave patient care, besides retirement, are to seek a job that is less stressful and less physically demanding (56%), to seek more regular hours (22%) and a desire for more compensation (18%).

  •
  Enrollment levels in nursing schools have declined by 50,000 nationwide since 1993 and the number of domestically educated nursing candidates who sat for the national licensure examination (NCLEX) decreased 29% from 1995 to 2001. Declines were seen across all degree programs—diploma, associate degree and baccalaureate. While the American Association of Colleges of Nursing (AACN) reported a 16.6% increase in baccalaureate enrollment in Fall 2003 and baccalaureate graduations increased 5%, more than 11,000 qualified students were turned away from the programs due to a limited number of faculty and clinical sites and limited classroom space. The AACN cautions that the enrollment and graduation increases are not enough to make a substantial dent in the nursing shortage, especially given the number of nurses in the current workforce who are approaching retirement age. The Health Affairs report estimates that enrollments would have to increase at least 40% annually to put enough registered nurses in the pipeline to replace the number of nurses expected to retire.

  •
  The shortage of nurses is mirrored by a corresponding shortage of nursing faculty. Nursing school faculty members average 51 years of age—eight years older than the average age of all registered nurses. Doctorally prepared faculty members are even older with an average age of 56 for professors, 54 for associate professors and 50 for assistant professors. As the supplier of a majority of the pool of nurse educators, the AACN reports that the shortage of faculty members is likely to continue as the number of students graduating in 2003 from master and doctorate programs continued to decline by 3% and 11%, respectively.

        Increasing Utilization of Healthcare Services.    There are a number of factors driving an increase in the utilization of healthcare services, including:

  •
  A projected 18% increase in overall U.S. population between the year 2000 and 2020, resulting in an additional 50 million people who will require health care—19 million of which will be in the 65-and-over age group (U.S. Department of Health and Human Services report—July 2002).

  •
  The aging of Americans. Baby boomers are just entering the 55-to-64 age group, where inpatient days per thousand are 58% higher than in the 45-to-54 age group, and 121% higher than in the 35-to-44 age group. National spending on hospital services increased $83.6 billion between 1997 and 2001. Of this increase, the most significant source of growth (55.4%) was volume—more people using hospital services. For the period 2001 to 2003, labor costs, pushed up by the nursing shortage, are projected to account for 38.8% of the increase in spending on hospital care and volume (population) growth is associated with 20% of the increase (Cost of Caring: Key Drivers in Growth in Spending on Hospital Care by PriceWaterhouseCoopers—February 2003).

  •
  Advances in medical technology and healthcare treatment methods that attract a greater number of patients with complex medical conditions requiring higher intensity care.

  •
  Spending on hospital services has grown 61% over the 10-year period through 2002, but has moderated from approximately 8% in 2001 to 6% in 2003. The Centers for Medicare and Medicaid Services project that annual growth in spending on hospital services will remain relatively constant at about 6% throughout the next decade while total healthcare expenditures are expected to grow by an average of 7.1% annually from 2001 through 2010. In 2003, healthcare spending increased 7.8% to $1.7 trillion, but decreased from a 9.3% growth rate in 2002.

        Outsourcing of Staffing Services.    The use of temporary personnel enables healthcare providers to vary their staffing levels to match the changes in demand for their permanent staff caused by both planned and unplanned vacancies as well as variability in patient admissions. Healthcare providers also use temporary personnel to address budgeted shortfalls due to vacancy rates and use temporary staffing to manage seasonal fluctuations in demand for their services. The following factors have created seasonal fluctuations in demand for healthcare personnel:

  •
  Seasonal population swings, in the sun-belt states of Florida, Arizona and California in the winter months and the northeast in the summer months.

  •
  Seasonal changes in occupancy rates that tend to increase during the winter months, and decrease during the summer months.

        Legislative Changes Expected To Increase Demand.    In response to concerns by consumer groups over the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures on nurses, a number of states have either passed or introduced legislation addressing nurse-to-patient ratios and/or prohibiting mandatory nurse overtime. The passage of such legislation is expected to increase the demand for nurses. The California Safe Hospital Staffing law went into effect January 1, 2004. The new law requires all California hospitals to have enough nurses to provide each patient with safe and quality care. These ratios set a cap on the number of patients for which any one nurse can be responsible—and recognize that the standard for patient care remains staffing based on patient acuity. The new ratios have phased-in implementation dates of January 1, 2004, 2005, and 2008. An additional 17 states are considering legislation pertaining to nurse-to-patient ratios. Maine, New Jersey and Oregon have passed legislation limiting mandatory overtime for nurses. Several other states are considering or have already introduced similar legislation.

Competitive Strengths

        Our competitive strengths include:

  •
  Recognition In The Nurse Staffing Industry. We have operated in the travel nurse staffing industry since the 1970s and have the leading brand name based on revenue. Our Cross Country Staffing brand is well recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and Med-Staff brands are well recognized by registered nurses and other healthcare professionals. We believe that through our existing relationships with travel nurse staffing clients, we are positioned to effectively market our complementary per diem nurse, allied health and clinical research trial staffing services. In addition, we believe that our healthcare consulting, physician and healthcare executive search, and education and training businesses provide us access to higher levels of our hospital clients' organizations than do our healthcare staffing services.

  •
  Strong and Diverse Client Relationships. We provide staffing solutions to a client base of over 3,000 hospitals, pharmaceutical companies and other healthcare providers across all 50 states. No single client accounted for more than 3% of our revenue. In 2003, we worked with 89% of the nation's top "Honor Roll" hospitals and 65% of the top hospitals as identified by U.S. News & World Report. We provide temporary fixed-term staffing to our clients through assignments that typically have terms of 13 weeks or longer as well as flexible staffing that typically includes daily shift work.

  •
  Fees Paid Directly by Clients. Our fees are paid directly by our clients rather than by government or other third-party payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

  •
  Recruiting and Employee Retention. We are a leader in recruiting and retaining highly qualified healthcare professionals. We recruit healthcare professionals from all 50 states and Canada. We also recruit registered nurses from English-speaking foreign countries, assist them in obtaining U.S. nursing licenses, sponsor them for U.S. permanent residency visas, and then place them in domestic acute care hospitals. In 2003, approximately 18,300 individuals that completed field staff applications were added to our databases. Employee referrals generated a majority of our new candidates. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits. In 2003, approximately 65% of our working nurses accepted a new assignment with us within 35 days of completing a previous assignment with us.

  •
  Accreditation and Continuing Education. In 1996, we established Cross Country University, the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center. Cross Country University provides accreditation and continuing education to our nurses and other healthcare professionals.

  •
  Scalable and Efficient Operating Structure. At year-end 2003, the databases for our travel and per diem staffing businesses included approximately 200,000 registered nurses and other healthcare professionals who completed job applications with us. Our size and centralized travel nurse staffing structure provide us with operating efficiencies in key areas such as recruiting, advertising, marketing, training, housing and insurance benefits. Our proprietary information systems enable us to manage virtually all aspects of our travel nurse staffing operations. Our systems are designed to accommodate significant future growth.

  •
  Quality Assurance. Our quality assurance department is structured to ensure that our healthcare clients receive professionals that are qualified to meet their needs. Each new candidate that submits an application with us is screened before being placed at a healthcare facility. Our internal screening process requires that each new candidate meets our experience, skills, credentials, education and licensing standards. Our quality assurance department also verifies the work history and references of each candidate, and ensures that each candidate meets the specific requirements of each hospital client including, among other things, background checks, health records, drug screening, continuing education and certifications. In addition, our quality assurance department evaluates our candidates on a continual basis through a written evaluation process. Our healthcare clients are typically required to deliver evaluations to us after each professional completes an assignment so that we have direct feedback from them.

  •
  Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management team has played a key role in the development of the travel nurse staffing industry. Our management team, which averages more than 10 years of experience in the healthcare industry, has consistently demonstrated the ability to successfully identify and integrate strategic acquisitions.

Our Business

Healthcare Staffing Services

Nurse Staffing

        We are a leading provider of travel nurse staffing services in the U.S. We also provide per diem nurse staffing and allied health professional staffing services. We market our healthcare staffing services to hospitals and healthcare facilities through our Cross Country Staffing organization and our Med-Staff, Inc. subsidiary to provide our clients with fixed-term and flexible-term staffing solutions. Cross Country Staffing provides clients with an integrated suite of managed services to optimize their workforce efficiencies while decreasing overall staffing costs. Cross Country Staffing's managed staffing services include technology, interview servicing, single source provider and vendor management capabilities. Med-Staff provides travel and per diem nurse staffing solutions to hospitals as well as to military hospitals and clinics.

        The Cross Country Staffing sales and marketing organization is pursuing and implementing exclusive and preferred provider relationships with existing and new hospital clients and healthcare purchasing organizations. We also actively manage trade and association relationships through attendance at numerous national, regional and local conferences and meetings, including the Johnson & Johnson "Campaign for Nursing's Future," the National Association of Health Care Recruiters, Association of Critical Care Nurses, American Organization of Nurse Executives, American Society for Healthcare Human Resource Administration, American College of Healthcare Executives and Medical Group Management Association.

        We provide credentialed nurses for contracted fixed-term (travel) and flexible-term (per diem) staffing assignments at public and private healthcare facilities, and for-profit and not-for-profit facilities located predominantly throughout the U.S. The vast majority of our assignments are at acute care hospitals, including teaching institutions, trauma centers and community hospitals located in major metropolitan areas. We also provide other healthcare professionals, which include operating room technicians, therapists, advanced practice professionals and other allied health professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, in a wide range of specialties. We also fill a small number of staffing assignments in non-acute care settings, including nursing homes, skilled nursing facilities and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools.

        Our centralized travel nurse staffing services are provided to clients in all 50 states from our headquarters in Boca Raton, Florida as well as offices in Malden, Massachusetts, Tampa, Florida and Newtown Square, Pennsylvania. Our per diem staffing services are provided from 19 branch offices serving major metropolitan markets predominantly located along the East and West coasts of the U.S. We also operate a centralized flexible-term (per diem) staffing operation from our Boca Raton facilities.

Recruiting and Retention

        We operate differentiated nurse recruiting brands consisting of Cross Country TravCorps, Med-Staff, NovaPro, Cross Country Local and Assignment America, which allow us to recruit nurses and allied healthcare professionals on a domestic and international basis, and deliver an array of high quality staffing services. We believe that these professionals are attracted to us because we offer them high levels of customer service, competitive compensation and benefits packages, as well as a wide range of diverse assignments at attractive locations primarily throughout the U.S.

        In our travel staffing business, our nurse recruiters are a vital component of our business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our nurse recruiters work with the candidates throughout the placement process on their first assignment as well as subsequent assignments. We believe our strong retention rate is a direct result of these relationships. Nurse recruiters match the supply of qualified nurse candidates in our database with the demand of positions from our hospital clients. At year-end 2003, we had 145 travel nurse recruiters and believe we have an adequate number of nurse recruiters to support the present level of demand as well as a future upturn in demand.

        Our Cross Country TravCorps, Med-Staff and NovaPro travel staffing brands recruit credentialed nurses and other healthcare professionals, including operating room technicians, therapists and other allied health and advanced practice professionals such as radiology technicians, rehabilitation therapists and respiratory therapists, for placement on fixed-term travel assignments. The working nurses of Cross Country TravCorps, Med-Staff and NovaPro generally represent different demographic profiles and are typically attracted to a particular component of each brand's compensation package. Our Cross Country TravCorps brand offers nurses a more standardized benefits package focused more on the wage component while our Med-Staff brand offers nurses a benefits package focused more on the housing component. Our NovaPro brand targets nurses seeking more customized benefits packages.

        Our Med-Staff and Cross Country Local per diem brands recruit credentialed nurses and other healthcare professionals for flexible short-term local assignments at healthcare facilities made on short notice to fill day-to-day shift coverage and varying-length shift coverage.

        Our Assignment America international recruitment brand supplements the nurse recruiting activities in the U.S. and Canada by our Cross Country TravCorps, Med-Staff and NovaPro brands and attracts foreign-trained nurses. Assignment America currently recruits experienced acute-care nurses from English-speaking foreign countries (the United Kingdom, Ireland, New Zealand and Australia). We bear the upfront expense of each nurse's licensure and immigration requirements, preparing them personally and professionally for their transition into the U.S. prior to placing them on long-term domestic assignments in acute care facilities. As a result of the current demand environment for nurse staffing services, Assignment America has substantially narrowed its recruitment activities to focus on certain high demand specialties.

        In 2003, approximately 18,300 individuals that completed field staff applications were added to our database. More than half of our field employees have been referred by current or former employees, with the remainder attracted by advertisements in trade publications and our Internet website. Our Internet site allows potential applicants to review our business profile, apply on-line, view our company-provided housing and participate in on-line forums. We offer appealing assignments, attractive compensation packages, housing and other benefits, as well as substantial training opportunities through Cross Country University.

        Our recruiters are responsible for recruiting applicants, handling placements, maintaining a regular dialogue with nurses on assignment, making themselves available to address nurses' concerns regarding current assignments and future opportunities, and other significant job support and guidance. Recognizing that a nurse's relationship with the recruiter is the key to retaining qualified applicants, our recruiters establish lasting partnerships with the nurses. As part of the screening process, we conduct in-depth telephone interviews with our applicants and verify references to determine qualifications. Along with our hospital clients, we typically review the performance of our travel nurses after each assignment and use this information to maintain the high quality of our staffing. Our educational and training services give us a competitive advantage by enhancing both the quality of our nurses and the effectiveness of our recruitment efforts. Through Cross Country University, we can also further develop the capabilities of our recruiters and working nurses by:

  •
  Improving the quality of our nurses by offering them substantial training opportunities;

  •
  Enabling our nurses to easily complete state licensing requirements;

  •
  Providing professional development opportunities to our nurses; and

  •
  Enhancing our image within the industry.

        Our recruiters utilize our sophisticated databases of positions to match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, our account manager reviews the candidate's resume package before submitting it to the client for review. Account managers are knowledgeable about the specific requirements and operating environment in the hospitals that they service. Our databases are kept up-to-date by our account managers as well as StaffingOffice.com, our new Internet-based application that provides hospitals with a centralized tool for managing their supplemental healthcare staffing needs. StaffingOffice.com is the technology component of Cross Country Staffing's suite of managed services. It utilizes the hospital's existing Internet connection and requires no infrastructure or software purchase on the part of the client.

Contracts With Field Employees and Clients

        Each of our traveling field employees works for us under a contract. These contracts typically last 13 weeks. Our traveling field employees that are payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, including applicable overtime, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits and professional liability insurance and OSHA requirements, as well as any travel and housing costs and arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments we lease and travel services. Our contract with the healthcare professional obligates us to provide these services to the healthcare professional. We are compensated for the services we provide at a predetermined rate negotiated with our hospital client, without regard to our cost of providing these services. Currently approximately 98% of our employees work for us under payroll contracts. Our fees are paid directly by our clients rather than by government or other third-party payors. In 2003, we completed approximately 19,200 individual travel assignments.

Operations

        We operate our travel nurse staffing business from a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operations centers located in Boca Raton, Florida, Malden, Massachusetts, Tampa, Florida and Newtown Square, Pennsylvania. Our per diem staffing services are provided from 19 branch offices serving major metropolitan markets predominantly located along the East and West coasts of the U.S. We also operate a centralized per diem staffing operation from our Boca Raton facilities. These centers perform key support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, client care and risk management.

        Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automated Data Processing (ADP) for payroll processing. As a result, biweekly client billings are generated automatically once the payroll information is complete. Our payroll department also provides customer support services for field employees who have questions.

        During 2003, we leased an average of approximately 3,170 apartments throughout the U.S. Our client housing department secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Typically, we provide for shared accommodations at no cost to the healthcare professional on assignment with us, with lease terms that generally correspond to the length of the assignment. We believe that our economies of scale help us secure preferred pricing and favorable lease terms.

Clinical Research and Trials Staffing

        Through our ClinForce brand, we provide clinical research professionals for in-sourced and out-sourced fixed-term contract assignments and permanent placement to many of the world's leading companies in the pharmaceutical, biotechnology, medical device, contract research organization and related clinical research organization clients in North America. Many of our research trials professionals are also registered nurses. We provide professionals in such areas as clinical research and clinical data sciences, medical review and writing, and pharmacoeconomics and regulatory affairs. Our understanding of the clinical research process enables us to provide responsive services to our clients and to offer greater opportunities to our research professionals.

Other Human Capital Management Services

        We provide an array of healthcare-oriented human capital management services, which complement our core travel nurse staffing business. These services include:

        Search and Recruitment.    Cejka Search is a nationally recognized retained executive and physician search organization providing physician practice opportunities, executive opportunities, executive search and physician search services exclusively to the healthcare industry, including hospitals, pharmaceutical companies, insurance companies and physician groups. Cejka Search completes assignments throughout the U.S. for various segments of the healthcare industry.

        Healthcare Consulting Services.    Cross Country Consulting is a leading provider of healthcare management consulting services to hospitals, health systems, physician organizations and post-acute care facilities. Our consulting services include three leading nationwide healthcare consulting practices—Cejka Consulting, Gill/Balsano Consulting and Jennings Ryan & Kolb. Together they offer a broad array of nationally recognized consulting services in such areas as: strategy; financial and facilities planning; physician compensation and medical staff planning; post acute care planning and implementation; integrations, mergers and acquisitions; ambulatory planning and development; program planning and operational assessment; and regulatory assessments/certificates of need.

        Education and Training Services.    Cross Country University provides continuing education programs to the healthcare industry. CCU holds national conferences, as well as one-day seminars, on topics relevant to nurses and other healthcare professionals. In 2003, CCU held close to 5,200 seminars and conferences that were attended by approximately 158,000 registrants in more than 265 cities across the U.S. In addition, we extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Systems

        Our placement and support operations are enhanced by sophisticated information systems that facilitate smooth interaction between our recruitment and support activities. Our proprietary information systems enable us to manage virtually all aspects of our travel staffing operations. These systems are designed to accommodate significant future growth of our business. In addition, their parallel process design allows further capacity to be added to its existing hardware platform. We have proprietary software that handles most facets of our business, including contract pricing and profitability, contract processing, job posting, housing management, billing/payroll and insurance. Our systems provide reliable support to our facility clients and field employees and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skill set of each registered field employee.

        Our financial and management reporting is managed on the PeopleSoft Financial Suite. PeopleSoft is a leading enterprise resource planning software suite that provides modules used to manage our accounts receivable, accounts payable, general ledger and billing. This system is designed to accommodate significant future growth in our business.

Growth Strategy

        Despite the reduction in overall demand for outsourced healthcare staffing, there still remains unmet demand for our fixed- and flexible-term nurse staffing services. We are striving to meet a greater portion of this demand by pursuing and implementing exclusive and preferred provider relationships with new and existing hospital and health system clients that are large users of nurse staffing services. We also continue to recruit additional licensed nurses and other healthcare professionals, and manage our internal capacity to efficiently and effectively meet the changing supply and demand requirements of the healthcare staffing marketplace. We intend to continue to grow our businesses by:

  •
  Enhancing Our Recruitment Efforts to Increase Our Supply of Licensed Nurses and Other Healthcare Professionals. Our recruitment strategy is focused on:

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

  •
  Expanding the Range of Services We Offer our Clients. We plan to utilize our Cross Country Staffing brand as a vehicle to provide hospital clients with a single point of access to our integrated delivery of fixed-term and flexible-term healthcare staffing solutions.

  •
  Exclusive and Preferred Provider Relationships.    We plan to establish more exclusive and preferred provider relationships with our existing hospital clients and healthcare organizations as well as at hospitals and healthcare organizations for which we do not presently provide staffing services. We also plan to utilize our relationships with existing travel staffing clients to more effectively market our complementary services, including staffing of clinical trials and allied health professionals, search and recruitment, consulting, and education and training.

  •
  Increasing Our Market Presence in the Flexible-Term Per Diem Staffing Market.    We intend to use our existing brand recognition, client relationships and database of nurses who have expressed an interest in flexible-term assignments to expand our per diem services to the acute care hospital market. While we have not historically had a significant presence in per diem staffing services, the acquisition of Med-Staff provides us with a more substantial platform for growth.

  •
  Acquiring Complementary Businesses.    We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence.

  •
  Increasing Operating Efficiencies.    We seek to increase our operating margins by increasing the productivity of our administrative personnel, using our purchasing power to achieve greater savings in key areas such as housing and benefits, and continuing to invest in our information systems.

Competitive Environment

        The fixed nurse staffing industry is highly competitive. While barriers to entry are relatively low, achieving substantial scale is more challenging. Of the market for outsourced nurse staffing services used by hospitals, we believe that approximately 25% is fixed-term travel nurse staffing and approximately 75% is flexible-term per diem nurse staffing. Our principal competitor in the fixed-term travel nurse staffing sector is AMN Healthcare Services, Inc. We also compete with a number of nationally and regionally focused temporary nurse staffing companies that have the capabilities to relocate nurses geographically. The per diem nurse staffing sector is highly fragmented and comprised of numerous local temporary nurse agencies across the nation, of which the two largest competitors are Medical Staffing Network Holdings, Inc. and InteliStaf Healthcare, Inc. In addition, the markets for our clinical trials and allied staffing services and for our healthcare-oriented human capital management services are highly competitive and highly fragmented, with limited barriers to entry.

        The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, quality of accommodations, quality and breadth of assignments, speed of placements, quality of recruitment teams and reputation. We believe that persons seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing firms, and that multiple staffing companies have the opportunity to place employees with many of our clients. Therefore, the ability to respond to candidate inquiries and submit candidates to clients more quickly than our competitors is an important factor in our ability to fill assignments. In addition, because of the large overlap of assignments, we focus on retaining field employees by providing long-term benefits, such as 401(k) plans and cash bonuses. Although we believe that the relative size of our database and economies of scale derived from the size of our operations make us an attractive employer for nurses seeking travel opportunities, we expect competition for candidates to continue.

        The principal competitive factors in attracting and retaining temporary healthcare staffing clients include the ability to fill client needs, price, quality assurance and screening capabilities, compliance with regulatory requirements, an understanding of the client's work environment, risk management policies and coverages, and general industry reputation. In addition, the level of demand for outsourced nurse staffing is influenced by in-patient admissions, national healthcare spending and spending on hospital care, general economic conditions and its impact on national, regional and local labor markets, and the corresponding supply of full- and part-time hospital-based nurses willing to work at prevailing hospital wages.

Regulatory Issues

        In order to service our client facilities and to comply with OSHA and JCAHO standards, we have a risk management program. The program is designed to protect against the risk of negligent hiring by requiring a detailed skills assessment from each healthcare professional. In addition, we have a claims-based professional liability insurance policy pursuant to which we provide primary coverage of $2 million for each occurrence through a self-insured retention program that is guaranteed by a $2 million irrevocable letter of credit held by our excess insurance provider. We also have up to $10 million in umbrella liability insurance coverage after the $2 million primary coverage has been exhausted.

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

        Regulations Applicable to Our Business.    Our business is subject to extensive regulation by numerous governmental authorities in the United States. These complex federal and state laws and regulations govern, among other things, the validity of our foreign nurses working in the U.S., the licensure of professionals, the payment of our field employees (e.g. wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. Because we conduct business in 50 states we are subject to the laws and regulations applicable to our business therein, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Employees

        As of December 31, 2003, we had approximately 1,114 corporate employees and during 2003 had an average of approximately 5,917 full-time equivalent field employees. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

Available Information

        Financial reports and filings with the Securities and Exchange Commission (SEC) are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, via the Internet at our website, www.crosscountry.com.

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

        During December 2003, we had an average of 3,170 apartments on lease throughout the U.S. If the costs of renting apartments and furniture for our nurses and other healthcare personnel increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse's housing lease exceeds the term of the nurse's staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, typically 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

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

        Our company is dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to process payroll in a timely manner and to bill for services efficiently.

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

        We are also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those administered by the SEC. The federal government, certain states and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect us. These changes could increase our costs of doing business or could expose us to additional potential liability.

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

        Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to our earnings. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain lender's approval for any acquisition over $25.0 million, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

        We continually evaluate opportunities to acquire healthcare staffing companies and other human capital management services companies that would complement or enhance our business and at times have preliminary acquisition discussions with some of these companies. These acquisitions involve numerous risks, including:

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

We operate our business in a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties to our Company and could reduce our revenues and earnings per share.

        Our industry is subject to many complex federal and state laws and regulations related to, among other things, the validity of our foreign nurses working in the U.S., the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. If we do not comply with the laws and regulations that are directly applicable to our business, we could incur civil and/or criminal penalties or be subject to equitable remedies.

Significant legal actions could subject us to substantial uninsured liabilities.

        In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Our Company may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks; relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

        A key component of our business is the credentialing process. Ultimately, any hospital or other health care provider is responsible for its own internal credentialing process, and the provider makes the hiring decision. Nevertheless, in many situations, the provider will be relying upon the reputation and screening process of our Company. Errors in this process, or failure to detect a poor or incorrect history, could have a material effect on our reputation. In addition, we do not have access to all of the resources that are available to hospitals to check credentials, such as the National Practitioner Bank.

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

        Our clinical trials staffing business is conducted under long-term contracts with individual clients that may conduct numerous clinical trials. Some of these long-term contracts are terminable by the clients without cause upon 30 to 60 days' notice.

        Health systems may develop their own in-house staffing capabilities that may replace their need to outsource staffing to us.

Our indemnity from W. R. Grace & Co., in connection with our acquisition of the assets of Cross Country Staffing, may be materially impaired by Grace's financial condition.

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

        Charterhouse Equity Partners III (CEP III) and investment funds managed by Morgan Stanley Private Equity together own approximately 35% of our outstanding common stock. Accordingly, acting together, they will be able to substantially influence:

  •
  the election of directors;

  •
  management and policies; and

  •
  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

        Currently, our Board of Directors is comprised of nine members, two of whom are designees of CEP III and two of whom are designees of investment funds managed by Morgan Stanley Private Equity. Under our stockholders' agreement, CEP III and the funds managed by Morgan Stanley Private Equity each have the right to designate two directors for nomination to our Board of Directors. This number decreases if either CEP III or the funds managed by Morgan Stanley Private Equity reduce their respective ownership by more than 50% of their holdings prior to our initial public offering. Their interests may conflict with the interests of the other holders of common stock.

CEP III and investment funds managed by Morgan Stanley Private Equity each have demand rights to cause us to file a registration statement under the Securities Act covering resales of their stock and sales of this stock could cause our stock price to decline.

        CEP III and investment funds managed by Morgan Stanley Private Equity each have demand rights to cause us to file, at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 35% of our outstanding common stock. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and are subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

        In addition, we registered 4,398,001 shares of common stock for issuance under our stock option plans. Options to purchase 2,901,510 shares of common stock were issued and outstanding as of February 29, 2004, of which, options to purchase 2,417,432 shares were vested. Common stock issued upon exercise of stock options, under our benefit plans, is eligible for resale in the public market without restriction.

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

ITEM 2. PROPERTIES

        We do not own any real property. Our principal leases as of December 31, 2003 are listed below.

Location	Function	Square Feet		Lease Expiration
Boca Raton, Florida	Headquarters	70,406		April 30, 2013
Newtown Square, Pennsylvania	Staffing administration and general office use	35,000		July 31, 2006
Malden, Massachusetts	Staffing administration and general office use	30,462		June 30, 2005
Clayton, Missouri	Search and recruitment headquarters	20,539		November 30, 2008
Durham, North Carolina	Clinical research and trials staffing headquarters	16,273	*	September 30, 2013
Tampa, Florida	Staffing administration and general office use	15,698		December 31, 2007
Norcross, Georgia	Consulting headquarters	14,456		August 31, 2005

* 21,400 as of January 1, 2004

ITEM 3. LEGAL PROCEEDINGS

Theodora Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.

        On August 26, 2003, Theodora Cossack and Barry S. Phillips, C.P.A., filed suit in the Superior Court of the State of California, for the County of Orange, naming Cross Country TravCorps, Inc. and Cross Country Nurses, Inc. as defendants. Plaintiffs plead causes of action for (1) Violation of California Business and Professions Code §§ 17200, et. seq; (2) Violations of California Labor Code §§ 200, et. seq; (3) Recovery of Unpaid Wages and Penalties; (4) Conversion; (5) Breach of Contract; (6) Common Counts—Work, Labor, Services Provided; and (7) Common Counts—Money Had and Received.

        Plaintiffs, who purport to sue on behalf of themselves and all others similarly situated, allege that Defendants failed to pay plaintiffs, and the class they purport to represent, properly under California law. Plaintiffs claim that defendants failed to pay nurses hourly overtime as required by California law; failed to calculate correctly their employees' regular rate of pay used to calculate the rate at which overtime hours are to be compensated; failed to calculate correctly and pay a double time premium for all hours worked in excess of 12 in a workday; scheduled some of its employees on an alternative workweek schedule, but failed to pay them additional compensation when those employees did not work such alternative workweek, as scheduled; failed to pay for missed meal and rest breaks; and failed to pay employees for the minimum hours defendants had promised them.

        Plaintiffs seek (among other things) an order enjoining defendants from engaging in the practices challenged in the complaint; for an order for full restitution of all monies Defendants allegedly failed to pay Plaintiffs (and their purported class); for pre-judgment interest; for certain penalties provided for by the California Labor Code; and for attorneys' fees and costs.

        The lawsuit is currently in its very early stages and has not yet been certified by the court as a class action. As a result, we are unable at this time to determine our potential exposure. We intend to vigorously defend this matter.

National League for Nursing, Inc. v. Cross Country Healthcare, Inc., et al. and National League for Nursing, Inc. v. Med-Staff, Inc. et al.

        Cross Country Healthcare, Inc. and its affiliates have reached an amicable resolution of two disputes with the National League for Nursing, Inc. (NLN) entitled National League for Nursing, Inc. v. Cross Country Healthcare,  Inc. et al., 03 Civ. 9948 (VM) (S.D.N.Y.) and National League for Nursing, Inc. v. Med-Staff, Inc., et al., Civil Action No. 03-2497 (JCL) (D. N.J.). Cross Country Healthcare, Inc. and its affiliates did not make any monetary payment to NLN and admitted no liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

        Our common stock commenced trading on the Nasdaq National Market under the symbol "CCRN" on October 25, 2001. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of common stock on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Sale Prices
Calendar Period
	High	Low
2002
Quarter Ended March 31, 2002	$30.97	$21.13
Quarter Ended June 30, 2002	$38.86	$27.50
Quarter Ended September 30, 2002	$36.51	$12.31
Quarter Ended December 31, 2002	$16.80	$10.40
2003
Quarter Ended March 31, 2003	$16.25	$9.75
Quarter Ended June 30, 2003	$13.91	$10.33
Quarter Ended September 30, 2003	$16.00	$13.00
Quarter Ended December 31, 2003	$15.47	$13.05
2004
Quarter Ended March 31, 2004 (through March 11, 2004)	$19.36	$15.72

        As of March 11, 2004, there were approximately 130 stockholders of record of our common stock. In addition, there are approximately 4,100 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

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

        During 2003, we granted options to purchase a total of 187,747 shares of common stock to employees, including certain senior managers, at a weighted average exercise price of approximately $10.66 per share. Such grants were deemed exempt from registration under the Securities Act in reliance on either: (1) Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701; or (2) Section 4(2) of the Securities Act, including Regulation D there under, as transactions by an issuer not involving any public offering.

        With respect to equity compensation plans as of December 31, 2003, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,979,403	$13.53	821,202
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	2,979,403	$13.53	821,202

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc. included elsewhere in this report. The selected consolidated financial data as of December 31, 2001 and 2000, and for the five-month period July 30, 1999 to December 31, 1999, are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc. that have been audited but not included in this report. The selected consolidated financial data as of July 29, 1999 and for the seven-month period January 1, 1999 to July 29, 1999 have been derived from the audited financial statements of Cross Country Staffing, our predecessor, that have been audited but not included in this report.

        The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

					Predecessor (a)
	Years Ended December 31,				Period from July 30 through December 31, 1999(c)	Period from January 1 through July 29, 1999
	2003 (b)	2002	2001	2000
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenue from services	$686,930	$639,953	$504,364	$368,332	$87,727	$106,047
Operating expenses:
Direct operating expenses	519,960	478,550	377,291	273,094	68,036	80,187
Selling, general and administrative expenses(d)	109,301	94,930	68,560	49,594	9,257	12,688
Bad debt expense	1,594	242	1,274	433	511	157
Depreciation	4,530	3,524	2,700	1,324	155	212
Amortization	3,548	3,148	14,851	13,624	4,422	496
Non-recurring secondary offering costs(e)	16	886	—	—	—	—
Non-recurring indirect transaction costs(f)	—	—	—	1,289	—	—

Total operating expenses	638,949	581,280	464,676	339,358	82,381	93,740

Income from operations	47,981	58,673	39,688	28,974	5,346	12,307
Other expense:
Interest expense, net	4,320	3,753	14,422	15,435	4,821	230
Loss on early extinguishment of debt(g)	960	—	8,000	—	—	—
Other expense	—	—	—	—	—	190

Income from continuing operations before income taxes	42,701	54,920	17,266	13,539	525	11,877
Income tax expense(h)	(16,525)	(21,254)	(7,646)	(6,807)	(672)	—

Income (loss) from continuing operations	26,176	33,666	9,620	6,732	(147)	11,877
Discontinued operations, net of income tax benefit:
Loss from discontinued operations(i)	(355)	(3,883)	(741)	(1,680)	(195)	—
Loss on disposal(i)	—	—	(207)	(454)	—	—

Net income (loss)	$25,821	$29,783	$8,672	$4,598	$(342)	$11,877

Net income (loss) per common share—basic(j):
Income (loss) from continuing operations	$0.81	$1.04	$0.39	$0.29	$(0.01)
Discontinued operations	(0.01)	(0.12)	(0.04)	(0.09)	(0.01)

Net income (loss)	$0.80	$0.92	$0.35	$0.20	$(0.02)

Net income (loss) per common share—diluted(j):
Income (loss) from continuing operations	$0.80	$1.00	$0.38	$0.29	$(0.01)
Discontinued operations	(0.01)	(0.12)	(0.04)	(0.09)	(0.01)

Net income (loss)	$0.79	$0.88	$0.34	$0.20	$(0.02)

Weighted-average common shares outstanding:
Basic	32,090,731	32,432,026	24,881,218	23,205,388	15,291,749
Diluted	32,530,563	33,653,433	25,222,936	23,205,388	15,291,749
Other Operating Data
FTE's(k)	5,917	5,535	4,816	4,167	2,789	2,466
Weeks worked(l)	307,684	287,820	250,432	216,684	61,358	73,980
Average healthcare staffing revenue per FTE per week(m)	$2,068	$2,046	$1,865	$1,619	$1,417	$1,429
Net cash flow provided by operating activities	$51,798	$42,689	$19,795	$11,594	$6,301	$12,178
Net cash flow (used in) provided by investing activities	$(109,476)	$(19,834)	$(42,321)	$(10,781)	$1,370	$(202)
Net cash flow provided by (used in) financing activities	$40,468	$(8,381)	$25,262	$(5,641)	$(3,101)	$(11,977)
	Years Ended December 31,
						As of July 29, 1999
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Consolidated Balance Sheet Data
Working capital	$79,532	$78,148	$72,732	$36,436	$33,998	$9,752
Cash and cash equivalents	—	17,210	2,736	—	4,828	—
Total assets (n)	474,724	390,827	361,980	317,626	309,695	44,464
Total debt	93,738	42,815	48,865	157,272	159,074	7,874
Stockholders' equity (o)	320,523	300,832	269,927	123,340	118,742	19,466

(a)
On July 29, 1999, we acquired the assets of Cross Country Staffing, which, for accounting and reporting purposes, is our predecessor. Financial data for the period prior to July 30, 1999 is that of Cross Country Staffing.

(b)
Includes results of operations of Med-Staff, from June 5, 2003, the date of its acquisition.

(c)
Includes TravCorps results from December 16, 1999, the date of its acquisition, through December 31, 1999.

(d)
Includes expenses related to a discontinued management incentive compensation plan of $2.1 million for the seven-month period January 1–July 29, 1999. The management incentive compensation plan was discontinued on July 30, 1999.

(e)
Non-recurring secondary offering costs were $0.9 million, all relating to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

(f)
Non-recurring indirect transaction costs consist of non-capitalizable transition bonuses and integration costs related to the TravCorps acquisition and expenses related to this transaction.

(g)
Loss on early extinguishment of debt in the year ending December 31, 2003 relates to the write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the Med-Staff acquisition. Loss on early extinguishment of debt recorded in the period ending December 31, 2001 represents the write-off of loan fees relating to a repayment of $134.5 million of debt and a prepayment penalty relating to the early termination of $38.8 million of subordinated debt. The debt was repaid with proceeds from our initial public offering of common stock in October 2001.

(h)
Prior to July 30, 1999, our predecessor, Cross Country Staffing, operated as a partnership under the applicable provisions of the Internal Revenue Code, and, accordingly, income related to the operations of Cross Country Staffing was taxed directly to its partners.

(i)
Reflects the operating results of HospitalHub, Inc. and E-Staff.Inc. (E-Staff). HospitalHub began operations in 1999. We completed the divestiture of HospitalHub, Inc. during the second quarter of 2001. In March, 2002, we committed to a formal plan to dispose of E-Staff. E-Staff's operations ceased in the first quarter of 2003.

(j)
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

(n)
The Company has reclassified its consolidated balance sheet for the year ended December 31, 2002, in accordance with the provisions of EITF 03-08, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts, as explained in the notes to the consolidated financial statements. This reclassification was not made for the other prior periods as the amount of reclassification would be immaterial to total assets.

(o)
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

Overview

        We are one of the largest providers of healthcare staffing services in the United States. As of the fourth quarter of 2003, our healthcare staffing business segment represented approximately 92% of our current revenue and is comprised of travel nurse and allied health staffing, per diem nurse staffing and clinical research trials staffing. Approximately 77% of our revenue was derived from travel nurse staffing services. Our other staffing services include the placement of allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, and the placement of clinical research professionals. Our other human capital management services business segment, which represented approximately 8% of our revenues, consists of education and training, healthcare consulting and physician search services. For the year ended December 31, 2003, our revenue and net income as shown on the accompanying consolidated statement of operations were $686.9 million and $25.8 million, respectively.

History

        In July 1999, an affiliate of Charterhouse Group International, Inc. and certain members of management acquired the assets of Cross Country Staffing, our predecessor, from W. R. Grace & Co. Upon the closing of this transaction, we changed from a partnership to a C corporation form of ownership. In December 1999, we acquired TravCorps Corporation (TravCorps), which was owned by investment funds managed by Morgan Stanley Private Equity and certain members of TravCorps' management and subsequently changed our name to Cross Country TravCorps, Inc. Subsequent acquisitions and dispositions were made as discussed below. In May 2001, we changed our name to Cross Country, Inc. Subsequently, in May 2003, we changed our name to Cross Country Healthcare, Inc.

Revenue

        Our travel and per diem nurse staffing and allied healthcare staffing revenue is received primarily from acute care hospitals. Our clinical trials staffing revenue is received primarily from pharmaceutical and biotechnology companies, as well as medical device companies. Revenue from allied health staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, sports medicine clinics and schools. Revenue from our search and recruitment, consulting and education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients rather than by government or other third-party payors.

        Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees' time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees' time worked but not yet paid. Each of our field employees on travel assignment works for us under a contract. These contracts typically last 13 weeks. Payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, including applicable overtime, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits and professional liability insurance and Occupational Safety and Health

Administration, or OSHA, requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments leased by us and travel reimbursement. Our contract with the healthcare professional obligates us to provide these services to the healthcare professional. We are compensated for the services we provide at a predetermined rate negotiated with our hospital client, without regard to our cost of providing these services. Currently, approximately 98% of our employees work under payroll contracts.

        Our healthcare staffing revenue and earnings are impacted by the relative supply of and demand for nurses at healthcare facilities. We rely significantly on our ability to recruit and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare personnel could limit our ability to fill open assignments and grow our revenue and net income. Recently, as a result of decreased demand discussed below, we experienced a decrease in the rate at which our field staff renew their contracts with us. We believe this is partially due to a decline in the amount and diversity of opportunities we can present to them, along with a drop in facilities' willingness to continue to employ our nurses in consecutive contracts. Some travelers have decided to stop traveling to take full-time or part-time positions, even though it may not be their first choice. Although the number of open positions has recently increased, we believe it may take some time before nurses and other healthcare professionals get more comfortable in our ability to employ them consistently in a location that they desire.

        The relative demand for our services at clients' facilities may also affect the profitability of our business. Since the later part of 2002, many hospitals have taken nurse staffing actions that have decreased demand, which we believe has temporarily contracted our revenue. We believe these decisions have resulted in increased reliance on staff nurse overtime, increased patient-to-nurse ratios and high wage and compensation increases, including sign-on bonuses, by the hospitals. We also believe that, due to present economic conditions, where many nurse's spouses have been laid off and severance and unemployment benefits have ended, many part-time nurses employed directly by hospitals who would have typically worked two shifts or less per week have increased the number of shifts worked at their hospitals and are doing so at the prevailing hospital wage. Other factors that affect the demand for our services are patient occupancy rates. As occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. Additionally, we may experience more competitive pricing pressure during these periods of decreased demand.

Acquisitions

        On June 5, 2003, we acquired the assets of Med-Staff, for $102.2 million in cash, net of a post closing working capital adjustment, plus an earnout provision up to a maximum of $37.5 million based on 2003 performance. Med-Staff did not qualify to receive any earn out payments. Med-Staff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals that operates across a wide geographic and client base in all 50 states.

        The acquisition has been included in the healthcare staffing segment and the results of Med-Staff's operations have been included in the consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

        The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. Other identifiable intangible assets were valued at $4.5 million, of which $2.4 million was assigned to hospital relations and $2.1 million was assigned to non-compete agreements, based on a third-party appraisal. These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years. Approximately $77.5 million has been recorded to goodwill as the excess of purchase price over the fair value of net tangible and intangible assets acquired. Additional direct acquisition costs of $0.5 million are included as goodwill as of December 31, 2003. Goodwill is expected to be deductible for tax purposes over a 15 year life. The initial purchase price allocation is based on preliminary information that could be changed based on the ultimate resolution of initial assessments.

        In connection with the acquisition, we entered into a $200.0 million senior secured credit facility consisting of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. The proceeds from the term loan, along with cash on hand of $9.6 million, were used to finance the purchase of Med-Staff, to repay the term loan balance on the prior credit facility, and to pay fees and expenses incurred in connection with the financing.

        The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price		Potential Earnout	Earnout Earned to date
Med-Staff	June 2003	Healthcare staffing—travel nurse, per diem nurse, military nurse staffing	$102.2 million		$37.5 million for full year 2003 (a)	—
Jennings Ryan & Kolb, Inc.	March 2002	Healthcare management consulting services	$ 2.1 million		$1.8 million over 34 months	$1.4 million
NovaPro	January 2002	Nurse staffing	$ 7.6 million		—	—
Gill/Balsano Consulting, LLC	May 2001	Healthcare management consulting services	$ 1.8 million		$2.0 million over 3 years	$1.8 million
ClinForce, Inc.	March 2001	Clinical trials staffing	$ 32.8 million		—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$ 6.6 million		$6.5 million over 3 years (b)	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$ 1.5 million		$3.8 million(c) over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing-nurse and allied professionals	$ 77.1 million	(d)	—	—

(a)
Med-Staff did not qualify to receive any earnout payments

(b)
The earnout period relating to the Heritage Professional Education business ended December 31, 2003. Accordingly, we do not have any additional obligations.

(c)
Due to the discontinuance of the E-Staff business we do not expect additional earnout payments to be made.

(d)
Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The TravCorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of TravCorps—$32.1 million, plus the assumption of $45.0 million of debt.

Discontinued Operations

        In March 2002, we committed to a formal plan to dispose of our subsidiary, E-Staff, through a sale of this business. E-Staff was previously included in our other human capital management services segment. E-Staff was an application service provider that had developed an Internet subscription-based communication, scheduling, credentialing and training service business for healthcare providers. As an application service provider, E-Staff maintained a database of the client's employees on E-Staff's servers. However, prospective E-Staff clients were concerned about placing their health care employees names and credentials on servers owned or controlled by one of the nation's largest healthcare staffing companies. Pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of

Long-Lived Assets, our consolidated financial statements have been reclassified to reflect the discontinuance of E-Staff. The costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the consolidated balance sheets and statements of operations.

        During the first quarter of 2003 we abandoned our efforts to sell the E-Staff business and decided to dispose of the subsidiary by winding down its operations. E-Staff operations ceased as of March 31, 2003. At that time, we determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was taken as a loss from discontinued operations during the year ended December 31, 2003.

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

Goodwill and Other Identifiable Intangible Assets

        Goodwill and other identifiable intangible assets from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $307.5 million and $24.3 million, at December 31, 2003. We adopted the provisions of FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Accordingly, goodwill and certain other identifiable intangible assets are no longer subject to amortization. Instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. Goodwill and other intangible assets represented 103.5% of our stockholders' equity as of December 31, 2003.

Results of Operations

        The following table summarizes, for the periods indicated, selected statement of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2003	2002	2001
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	75.7	74.8	74.8
Selling, general and administrative expenses	15.9	14.8	13.6
Bad debt expense	0.2	0.1	0.3
Depreciation and amortization	1.2	1.0	3.4
Non-recurring secondary offering	0.0	0.1	—

Income from operations	7.0	9.2	7.9
Interest expense, net	0.6	0.6	2.9
Loss on early extinguishment of debt	0.1	—	1.6

Income from continuing operations before income taxes	6.3	8.6	3.4
Income tax expense	(2.4)	(3.3)	(1.5)

Income from continuing operations	3.9	5.3	1.9
Loss from discontinued operations, net of income taxes	(0.1)	(0.6)	(0.2)
Loss on disposal of discontinued operations, net of income taxes	—	—	(0.0)

Net income	3.8%	4.7%	1.7%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenue for the year ended December 31, 2003 totaled $686.9 million as compared to $640.0 million for the year ended December 31, 2002. Revenue increased $46.9 million or 7.3% for the year ended December 31, 2003 from the prior year. The increase was primarily attributable to the acquisition of Med-Staff on June 5, 2003, partially offset by a decrease in revenue from other healthcare staffing businesses. Excluding the effects of this acquisition and the acquisition of JRK in March 2002, revenue for the year ended December 31, 2003 decreased 5.7% from the year ended December 31, 2002. (See—Segment Information).

        Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $520.0 million for the year ended December 31, 2003 as compared to $478.6 million for the year ended December 31, 2002. As a percentage of revenue, direct operating expenses represented 75.7% of revenue for the year ended December 31, 2003 compared to 74.8% for the year ended December 31, 2002. This increase is primarily attributable to a higher mix of healthcare staffing businesses, which operate at higher direct cost structures than our other human capital management services as well as higher housing and insurance costs in our healthcare staffing segment.

        Selling, general and administrative expenses for the year ended December 31, 2003 totaled $109.3 million as compared to $94.9 million for the year ended December 31, 2002. As a percentage of revenue, selling, general and administrative expenses represented 15.9% of revenue for the year ended December 31, 2003 compared with 14.8% for the year ended December 31, 2002. This increase is primarily due to increased expenses in our healthcare staffing business related to the acquisition of Med-Staff, and to the expansion of our sales and marketing activities to support our strategy of pursuing and implementing exclusive and preferred provider relationships with hospital customers.

        Bad debt expense for the year ended December 31, 2003 totaled $1.6 million as compared to $0.2 million for the year ended December 31, 2002. As a percentage of revenue, bad debt expense represented 0.2% of revenue for the year ended December 31, 2003 compared with less than 0.1% for the year ended December 31, 2002. During the year ended December 31, 2003, we increased the allowance for doubtful accounts to cover the increased aging on certain accounts. We experienced a shift in relative mix of our business more towards the Northeast where we tend to have slower-paying customers.

        Depreciation and amortization expense for the year ended December 31, 2003 totaled $8.1 million as compared to $6.7 million for the year ended December 31, 2002. As a percentage of revenue, depreciation and amortization expense was 1.2% for the year ended December 31, 2003 compared to 1.0% for the year ended December 31, 2002. This was due to the implementation of system enhancements and the additional amortization from certain specifically identifiable intangible assets related to the acquisition of Med-Staff.

        Non-recurring secondary offering costs were $0.9 million, for the year ended December 31, 2002. These costs are all related to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

        Net interest expense for the year ended December 31, 2003 totaled $4.3 million as compared to $3.8 million for the year ended December 31, 2002. The increase was primarily related to higher average borrowings resulting from the financing for the acquisition of Med-Staff. This increase was partially offset by a reduction in the effective interest rate due mainly to the expiration of our interest rate swap agreement in February 2003. The effective interest rate for the year ended December 31, 2003 was 5.4% compared to 9.3% during the year ended December 31, 2002.

        Income tax expense for the year ended December 31, 2003 was $16.5 million as compared to $21.3 million for the year ended December 31, 2002. Our effective tax rate was 38.7% for the years ended December 31, 2003 and 2002.

        Losses from discontinued operations, net of income tax benefits, for the years ended December 31, 2003 and December 31, 2002, were $0.4 million and $3.9 million, respectively. These losses from discontinued operations included E-Staff's results of operations and impairment charges of $0.3 million and $4.1 million pretax for the years ending December 31, 2003 and 2002, respectively. The impairment charges related to the development of our E-Staff technology, a web-based scheduling business. Effective March 31, 2002, we made a decision to pursue a sale of this business, and accordingly, E-Staff was reclassified to discontinued operations. During the year ended December 31, 2003, E-Staff operations ceased.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue for the year ended December 31, 2002 totaled $640.0 million as compared to $504.4 million for the year ended December 31, 2001. Comparisons include revenue from the acquisitions in 2002 and 2001. Excluding the effects of these acquisitions, revenue for 2002 increased 19.1% as compared with the year ended December 31, 2001. (See—Segment Information).

        Direct operating expenses totaled $478.6 million for the year ended December 31, 2002 as compared to $377.3 million for the year ended December 31, 2001. As a percentage of revenue, direct operating expenses represented 74.8% of revenue for both the years ended December 31, 2002 and 2001.

        Selling, general and administrative expenses for the year ended December 31, 2002 totaled $94.9 million as compared to $68.6 million for the year ended December 31, 2001. As a percentage of revenue, selling, general and administrative expenses represented 14.8% of revenue for the year ended December 31, 2002 compared with 13.6% for the year ended December 31, 2001. This increase is primarily due to increased expenses in our healthcare staffing business. In 2002, we invested in our developmental centralized per diem and international recruitment business, and hired additional recruiters for our travel nurse staffing business.

        Bad debt expense for the year ended December 31, 2002 totaled $0.2 million as compared to $1.3 million for the year ended December 31, 2001. As a percentage of revenue, bad debt expense represented less than 0.1% of revenue for 2002 compared with 0.3% for 2001. This decrease was due to improved collections coupled with a decrease in write-offs.

        Depreciation and amortization expense for the year ended December 31, 2002 totaled $6.7 million as compared to $17.6 million for the year ended December 31, 2001. As a percentage of revenue, depreciation and amortization expense declined to 1.0% for the year ended December 31, 2002 from 3.4% for the year ended December 31, 2001. This decrease was primarily due to a decrease in amortization of intangibles as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, in January 2002 and the write-off of $6.4 million of debt issuance costs in October 2001 as a result of our initial public offering. FASB Statement No. 142 promulgates that goodwill and certain intangible assets that have indefinite lives should not be amortized. Instead, goodwill and certain intangible assets are reviewed annually for impairment. No impairment charges were necessary as of December 31, 2002.

        Non-recurring secondary offering costs for the year ended December 31, 2002 were $0.9 million, all relating to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

        Loss on early extinguishment of debt totaled $8.0 million for the year ended December 31, 2001. This amount represents the write off of $6.4 million in loan fees due to the repayment of $134.5 million of debt and a prepayment penalty of $1.6 million on the early termination of

$38.8 million of subordinated debt, less applicable taxes. The debt was repaid with proceeds from our initial public offering of common stock in October 2001.

        Net interest expense for the year ended December 31, 2002 totaled $3.8 million as compared to $14.4 million for the year ended December 31, 2001. The decrease in 2002 was primarily due to the repayment of approximately $134.5 million of debt with the proceeds received from our initial public offering of common stock in October 2001.

        Income tax expense for the year ended December 31, 2002 was $21.3 million as compared to $7.6 million for the year ended December 31, 2001. Our effective tax rate was 38.7% for the year ended December 31, 2002 and 44.3% for the year ended December 31, 2001. The tax rate has been impacted by our adoption of FASB Statement No. 142. Certain non-tax deductible intangible assets, which were being amortized for financial reporting purposes during the year ended December 31, 2001, were not amortized during the year ended December 31, 2002. The tax treatment of these intangible assets remained the same. Accordingly, the effective tax rate was lower during the year ended December 31, 2002.

        Losses from discontinued operations, net of income tax benefits, for the years ended December 31, 2002 and December 31, 2001, were $3.9 million and $0.9 million, respectively. Losses from discontinued operations in the year ended December 31, 2002 include E-Staff's results of operations and a $2.5 million after-tax impairment charge relating to the development of our E-Staff technology, a web-based scheduling business. Losses in the year ended December 31, 2001 include the results of operations of E-Staff and adjustments to the estimated loss on disposal of the HospitalHub business, which was sold in June 2001.

Segment Information

        The following table presents, for the periods indicated, selected statement of operations data by segment:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Revenue:
Healthcare staffing	$636,394	$588,743	$466,986
Other human capital management services	50,536	51,210	37,378

	$686,930	$639,953	$504,364

Contribution income(a):
Healthcare staffing	$76,061	$81,160	$70,853
Other human capital management services	4,660	6,521	4,701
Unallocated corporate overhead	24,646	21,450	18,315
Depreciation	4,530	3,524	2,700
Amortization	3,548	3,148	14,851
Non-recurring secondary offering costs	16	886	—
Interest expense, net	4,320	3,753	14,422
Loss on early extinguishment of debt	960	—	8,000

Income from continuing operations before income taxes	$42,701	$54,920	$17,266

(a)
We define contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Healthcare Staffing

        Revenue from our healthcare staffing segment for the year ended December 31, 2003 totaled $636.4 million as compared to $588.7 million for the year ended December 31, 2002. This increase was primarily attributable to the acquisition of Med-Staff on June 5, 2003 along with increases in revenue from our developmental centralized per diem and international recruitment businesses. This increase was partially offset by a decrease in our other healthcare staffing businesses. Including Med-Staff, the number of FTEs increased 6.9% over the prior year. Excluding the effects of the Med-Staff acquisition, revenue decreased $34.5, million or 5.9%, from 2002 revenue. This decrease was due to a decrease in the average number of FTEs, representing $(45.9) million; an increase in the percentage of FTEs working under mobile contracts, representing $(4.9) million; partially offset by an increase in the average hourly bill rate, contributing $16.3 million. The average number of FTEs on contract, excluding the FTEs from the Med-Staff acquisition, decreased 7.6%. This decline in FTEs was due to a decrease in FTEs from our travel nurse staffing operations and clinical research trials business, partially offset by higher FTEs in our centralized per diem and international recruitment businesses. Demand for our travel nurse staffing operations continued to decrease during 2003 due to a more cautious buying process on the part of acute care hospital customers and full-time and part-time nurses offering more hours of service directly to hospital employers. We believe this trend may continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages. Although we are encouraged there may be a change in direction in this dynamic based on the number of orders for contract nurses we have been receiving, we have not experienced sustained increases in contract booking activity. We believe it may take some time to change the behaviors of our hospital clients and nurses. We believe that demand for outsourced travel nursing services will increase in the long term, driven by an aging population and an increasing shortage of nurses. Mobile contracts, where the nurse is on the hospital payroll accounted for 2% of our volume in our core travel nursing operations in the year ended December 31, 2003 as compared to 1% in the year ended December 31, 2002.

        Although revenue from our developmental centralized per diem and international recruitment businesses increased in the year ended December 31, 2003 compared to the year ended December 31, 2002, the increase was partially offset by lower revenue in our clinical research trials staffing business for the same periods. While improving sequentially during the second half of 2003, FTEs from our clinical research trials business decreased on a year over year basis, due to a decrease in demand for clinical research professionals since the beginning of 2002.

        For the year ended December 31, 2003, 88.8% of our healthcare staffing revenue was generated by nurse staffing operations and 11.2% was generated by other operations. For the year ended December 31, 2002, 86.8% of our healthcare staffing revenue was generated by nurse staffing operations and 13.2% was generated by other operations.

        Contribution income from our healthcare staffing segment for the year ended December 31, 2003 was $76.1 million compared to $81.2 million for the year ended December 31, 2002. Contribution income was impacted by relatively higher housing and insurance costs and less leverage on overhead, partially offset by the contribution from the Med-Staff acquisition. As a percentage of revenue, contribution income was 12.0% for the year ended December 31, 2003 compared to 13.8% for the year ended December 31, 2002.

Other Human Capital Management Services

        Revenue from our other human capital management services segment for the year ended December 31, 2003 totaled $50.5 million as compared to $51.2 million for the year ended December 31, 2002. Revenue in 2002 included JRK from its March 1st acquisition. Excluding the effects of this acquisition on both periods, revenue in the year ended December 31, 2003 decreased $2.1 million, or 4.0%, as compared with the year ended December 31, 2002. This decrease was primarily due to a decrease in revenues from our search and consulting businesses partially offset by an increase in revenues from our educational seminars business. During 2003, there was a reduction in demand for our physician search and consulting businesses. Revenue from the educational seminars business increased due to an increase in the number of seminars conducted partially offset by a lower number of attendees and average price per seminar.

        Contribution income from other human capital management services was $4.7 million for the year ended December 31, 2003 as compared to $6.5 million for the year ended December 31, 2002. This decrease in contribution income was primarily due to the same factors that impacted revenue coupled with higher operating expenses in our consulting and educational seminars businesses.

Unallocated Corporate Overhead

        Unallocated corporate overhead was $24.6 million in the year ended December 31, 2003 compared to $21.5 million in the year ended December 31, 2002. This increase was primarily due to an increase in the cost of employee benefits, higher legal fees, certain organizational costs related to the acquisition of Med-Staff and higher insurance costs. As a percentage of consolidated revenue, unallocated corporate overhead was 3.6% for the year ended December 31, 2003 compared to 3.4% in the prior year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Healthcare Staffing

        Revenue from our healthcare staffing segment for the year ended December 31, 2002 totaled $588.7 million as compared to $467.0 million for the year ended December 31, 2001. Revenue from NovaPro, acquired in January 2002, and a full year's revenue, rather than 9 1/2 months of revenue from ClinForce in 2001 (acquired on March 16, 2001) was included in the results for the year ended December 31, 2002. Excluding the effects of these acquisitions, revenue increased $88.6, million or 19.0%, as compared with the revenue for the year ended December 31, 2001. The increase was mainly attributable to a higher average hourly bill rate in all businesses and an increase in the numbers of field employees in our nurse staffing and allied health staffing businesses, offset in part by a modest reduction in the hours billed per FTE per week. The average number of hours worked per week per FTE continued to decrease in 2002 primarily as a result of an increase in the number of nurses working three 12-hour shifts rather than five 8-hour shifts. For the year ended December 31, 2002, 86.8% of our healthcare staffing revenue was generated by nurse staffing operations and 13.2% was generated by other operations. For the year ended December 31, 2001, 86.5% of our healthcare staffing revenue was generated by nurse staffing operations and 13.5% was generated by other operations.

Other Human Capital Management Services

        Revenue from our other human capital management services segment for the year ended December 31, 2002 totaled $51.2 million as compared to $37.4 million for the year ended December 31, 2001. Revenue in 2002 included JRK, which was acquired on March 1, 2002, and three additional months of Gill/Balsano, which was acquired on April 1, 2001. Excluding the effects of these acquisitions, revenue for the year ended December 31, 2002 increased $7.8 million, or 20.8%, as compared with the year ended December 31, 2001. This increase is primarily due to an increase in revenues from our educational seminars business. Revenue from the educational seminars business increased due to an increase in number of seminars conducted and the number of attendees, partially offset by a lower average price per seminar.

Unallocated Corporate Overhead

        Unallocated corporate overhead for the year ended December 31, 2002 was $21.5 million compared to $18.3 million for the year ended December 31, 2001. As a percentage of consolidated revenue unallocated corporate overhead was 3.4% in the year ended December 31, 2002 compared to 3.6% in the year ended December 31, 2001.

Liquidity and Capital Resources

        As of December 31, 2003, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.7 to 1.0. Working capital increased by $1.5 million to $79.5 million as of December 31, 2003, compared to $78.1 million as of December 31, 2002. The increase in working capital was primarily attributable to an increase in accounts receivable and a decrease in the short term portion of debt, partially offset by a decrease in cash and cash equivalents and an increase in accounts payable. Part of the increase in accounts receivable was related to acquisitions. Excluding acquisitions, accounts receivable, less allowance for doubtful accounts, decreased $6.7 million in the year ended December 31, 2003 as compared to the prior year due to lower revenue. Including acquisitions, days' sales outstanding increased 4 days to 60 days at December 31, 2003 compared to 56 days at December 31, 2002. This reflects, in part, a relative increase of business more toward the Northeast where we tend to have a greater concentration of slower-paying accounts.

        Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service, and any additional stock repurchases from a combination of operating cash flows and funds available under our credit facility. We also continue to evaluate acquisition opportunities that may require additional funding.

        On October 30, 2001, we completed our initial public offering of 7,812,500 shares of common stock at $17.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by us, net of expenses related to the initial public offering were $138.8 million. The proceeds were used to repay $89.6 million of our outstanding balance under the term loan portion of our senior secured credit facility, $6.1 million of our outstanding balance under the revolver portion of our senior secured credit facility, and $40.3 million to redeem our outstanding senior subordinated pay-in-kind notes, including the associated redemption premium. The remainder of the proceeds was used for general corporate purposes.

        On March 20, 2002, an aggregate of 9,000,000 shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission. The Company and no member of management sold any shares or received any of the proceeds from the sale of these shares, but the Company paid $0.9 million of expenses for such registration in 2002.

        On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1,500,000 of our common shares at an aggregate cost not to exceed $25.0 million. In November 2002, we amended our credit facility to increase our limitation on repurchases of capital stock in order to allow us to proceed with this program. During the year ended December 31, 2003, we purchased and retired 566,400 shares of our common stock at an average cost of $13.61 per share bringing our total purchases under the current authorization to 1,001,400 at an average cost of $13.70 per share. Under the remainder of the current authorization we can purchase up to an additional 498,600 shares at an aggregate cost not to exceed $11.3 million. The shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at our discretion.

Credit Facility

        The current credit facility is provided by a lending syndicate comprised of Citicorp Global Markets, Inc., Wachovia Securities LLC, SunTrust Bank, Key Corporate Capital, LaSalle Bank, N.A., GE Capital Corp., and Merrill Lynch Capital Corp. We amended and restated our credit facility in June 2003 in conjunction with our acquisition of Med-Staff. As of December 31, 2003, the amended credit facility was comprised of (i) a revolving credit facility of up to $75.0 million, including a swing-line sub-facility of $10.0 million and a letter of credit sub-facility of $25.0 million, and (ii) a $93.2 million term loan facility. The revolving credit facility matures on June 5, 2008 and the term loan facility has staggered maturities through 2009.

        Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins that are determined by the amended credit facility. At December 31, 2003, the weighted average effective interest rate under the amended credit facility was 6.3%. We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility. As of December 31, 2003, we had no borrowings outstanding under our revolving credit facility and $11.6 million of outstanding letters of credit, leaving availability under our revolving credit facility of $63.4 million.

        The terms of the credit facility include customary covenants and events of default. Aside from customary mandatory prepayment covenants, beginning in 2004, we are required to make mandatory prepayments subsequent to the completion of a fiscal year ending using a portion of our excess cash flow, as defined in the agreement. We are required to obtain the consent of our lenders to complete any acquisition which exceeds $25.0 million. The Agreement also includes a provision that limits our ability to pay dividends and make stock repurchases. As of December 31, 2003, the remainder of our current stock repurchase authorization is within the covenant limit of $18.7 million for dividend and/or stock purchases. The covenant limitation can increase each year by 25% of net income, provided that our Debt/EBITDA Ratio (as defined in the Agreement) is 1.5 to 1.0 and, after the repayment, we have either $25.0 million of cash or $25.0 million of availability under the revolver. In the event of a default, our lenders may terminate their lending commitments to us and declare our outstanding indebtedness under the credit facility due and payable, together with accrued but unpaid interest and fees. Borrowings under the amended credit facility are collateralized by substantially all our assets and the assets of our subsidiaries.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net cash provided by operating activities during 2003 was $51.8 compared to $42.7 million during 2002. The increase in operating cash flow is primarily due to higher collections of receivables in 2003 and a lower amount of cash flow used in discontinued operations in 2003. Investing activities used $109.5 million during 2003 compared to $19.8 million during 2002. In 2003 the primary use of cash in investing activities was for the acquisition of Med-Staff using $102.8 million, including professional fees. The remainder of cash used by investing activities in 2003 was for capital expenditures and earnout payments relating to previous acquisitions. Investing activities in 2002 were primarily attributable to the acquisitions of NovaPro, JRK and capital expenditures relating to upgrading our information systems. NovaPro and JRK were acquired in the first quarter of 2002 using cash of approximately $9.8 million during the year ended December 31, 2002. The remainder of cash used in 2002 was primarily for earnout payments relating to previous acquisitions. Net cash provided by financing activities in 2003 was primarily attributable to increased borrowings associated with the acquisition of Med-Staff. In connection with the acquisition, we borrowed $125.0 million under our new term loan facility, which we used to fund the purchase of Med-Staff and to prepay approximately $27.3 million of our term debt.

Subsequent to the acquisition of Med-Staff, we also repaid $31.8 million of the new term loan, of which $28.7 million was an optional prepayment. In addition, we continued to repurchase shares under our current authorization. In 2002, we used $6.4 million, net, to repay debt and $6.0 million to repurchase shares of our common stock in accordance with the approved program described above. These uses were offset by cash received from the exercise of stock options in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net cash provided by operating activities during 2002 more than doubled to $42.7 million compared to $19.8 million during 2001. This increase was primarily due to increased business, improved operating margins and an improvement in days' sales outstanding from 63 days at December 31, 2001 to 56 days at December 31, 2002. Investing activities used $19.8 million during 2002 compared to $42.3 million during 2001. Investing activities in 2002 were primarily attributable to current year acquisitions and capital expenditures relating to upgrading our information systems. NovaPro and JRK were acquired in the first quarter of 2002 using cash of approximately $9.8 million during the year ended December 31, 2002. The remainder of cash used in 2002 was primarily for earnout payments relating to previous acquisitions. Investing activities in 2001 included approximately $32.8 million for the acquisition of ClinForce and $2.1 million for the acquisitions of Heritage and Gill/Balsano. Net cash used in financing activities during 2002 totaled $8.4 million compared to cash provided by financing activities of $25.3 million in 2001. In 2002, we used $6.4 million, net, to repay debt and $6.0 million to repurchase shares of our common stock in accordance with the approved program described above. These uses were offset by cash received from the exercise of stock options in 2002. In 2001, cash provided by financing activities came from our initial public offering and the proceeds from issuance of debt for acquisitions, offset by repayments of debt using the offering proceeds and funds generated by operations.

Commitments

        The following table reflects our significant contractual obligations and other commitments as of December 31, 2003:

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)

Term Loan(a)	$93,196	$4,779	$4,779	$4,779	$4,779	$38,235	$35,845
Operating Leases	23,230	4,465	4,367	3,477	2,488	1,838	6,595

	$116,426	$9,244	$9,146	$8,256	$7,267	$40,073	$42,440

(a)
Under our credit facility we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such a default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared to be immediately due and payable.

Critical Accounting Principles and Estimates

        In response to the Securities and Exchange Commission's Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and Number 33-8056 "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2003, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We have recorded goodwill and intangibles resulting from our acquisitions through December 31, 2003. Through December 31, 2001, goodwill and other intangibles were amortized on a straight-line basis over their estimated useful lives of 3 to 25 years. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and certain other intangible assets with indefinite lives and performed a transitional impairment analysis as of January 1, 2002, to assess the recoverability of these intangibles, in accordance with the provisions of FASB Statement No. 142. We also completed the annual impairment test of goodwill and indefinite lived intangible assets during the fourth quarter of 2003 and 2002. Based on the results of these tests, we determined that there was no impairment of goodwill or indefinite lived intangible assets as of December 31, 2003 or December 31, 2002 or January 1, 2002. The calculation of fair value used in these impairment assessments included a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. We periodically evaluate the recovery of the carrying amount of net assets from discontinued operations to determine if the net assets are impaired. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. During the year ended December 31, 2002, an impairment charge of approximately $2.5 million net of income tax benefit of $1.6 million, was taken on the net assets of E-Staff and is included in our consolidated statement of operations as loss from discontinued operations. At December 31, 2002, fair value was based on the latest offer received for the sale of E-Staff at that time and included the estimated cash flows from the sale to a potential buyer, adjusted for the estimated probability of the sale. In 2003, when we determined that we would wind down operations of the business without a buyer, a further impairment of $0.3 million was recognized and included in the loss from discontinued operations.

  •
  We maintain accruals for our health, workers compensation and professional liability policies that are partially self-insured and are classified as accrued employee compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate.

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

Recent Accounting Pronouncements

        In November 2003, the FASB issued EITF 03-8, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts, which codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. We had previously offset in our consolidated balance sheets our liability for known and incurred but not reported professional liability and workers' compensation losses with a corresponding receivable for such estimated losses from our commercial insurance companies under policies in effect for such periods. Such prior accounting treatment was pursuant to industry practice under the interpretative guidance under the American Institute of Certified Public Accountants Audit and Accounting Guide for Health Care Organizations. EITF No. 03-8 concluded that, under circumstances such as in our insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim (the insured, the insurer and the claimant), the related liability should be classified separately on a gross basis with a separate related receivable recognized as being due from insurance carriers. Accordingly, our consolidated balance sheet as of December 31, 2003, reflects the provisions of EITF 03-8 for the receivable portion in other current assets and for the related liability in accrued employee compensation and benefits. The corresponding liability and receivable as of December 31, 2002 has also been reclassified in our consolidated balance sheet.

        In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first fiscal year beginning after June 15, 2003. We do not have any interests qualifying as a variable interest entity as of December 31, 2003. As a result, FIN No. 46 will not have an impact on the consolidated financial statements.

        In April 2002, the FASB issued FASB Statement No. 145, Rescission of Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item should be reclassified. We adopted the provisions of this Statement as of January 1, 2003. Accordingly, the loss on early extinguishment of debt in 2003 was included in the other expenses section of the consolidated statement of operations and the loss on early extinguishment of debt in 2001 was reclassified from an extraordinary item to the other expenses section in the consolidated statements of operations.

        In July 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FASB Statement No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under FASB Statement No. 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. FASB Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of FASB Statement No. 146 in the December 31, 2003 consolidated financial statements. The adoption of FASB No. 146 did not have an effect on our financial position, but may impact the timing of recognition of costs associated with future exit and disposal activities.

Inflation

        During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. This inflation has increased our direct operating costs. We are also impacted by fluctuations in housing costs and recently by increases in costs of professional, general and healthcare insurance. Historically, we have been able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments of healthcare reimbursements by federal and state governments as well as private insurers.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. We were party to an interest rate swap agreement, which fixed the interest rate paid on $45.0 million of borrowings under our credit facility at 6.705% plus the applicable margin. The last swap payment was made in February 2003. Prior to January 2001, we accounted for the swap agreement as a hedge, which means changes in the fair value of the swap were not required to be recognized in earnings. Effective January 1, 2001, we adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon adopting FASB Statement No. 133, we recorded a liability for the fair value of the swap, which reduced consolidated stockholders' equity by $0.9 million. We recognized changes in the fair value of the swap in earnings to the extent such changes were greater or less than the corresponding change in the fair value of the future variable interest payments on the portion of the debt underlying the swap. During the year ended December 31, 2002, other comprehensive income increased by $0.8 million as a result of this interest rate swap. The fair value of our interest rate swap at December 31, 2002 was $0.6 million and is separately stated in our consolidated balance sheets.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million in 2003, $0.5 million for 2002 and $1.2 million for 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See—Item 15 of Part IV of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers is included in our Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to our common stock is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to principal accounting fees and services is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
See Index to Financial Statements immediately following Exhibit Index.

(b)
On October 10, 2003, the Company filed a Report on Form 8-K pursuant to Item 5. Other Events and Regulation F-D Disclosures and Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits.

  On November 7, 2003, the Company filed a Report on Form 8-K pursuant to Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits; Item 9. Regulation F-D Disclosure; and Item 12. Results of Operations and Financial Condition.

  On November 25, 2003, The Company filed a Report on Form 8-K pursuant to Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits; Item 9. Regulation F-D disclosure; and Item 12. Results of Operations and Financial Condition.

(c)
Exhibits

  See Exhibit Index immediately following certifications

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
By:	/s/ JOSEPH A. BOSHART Name: Joseph A. Boshart Title: Chief Executive Officer and President

Dated: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART Joseph A. Boshart	President, Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2004
/s/ EMIL HENSEL Emil Hensel	Chief Financial Officer and Director (Principal Financial Officer)	March 12, 2004
/s/ DANIEL J. LEWIS Daniel J. Lewis	Chief Accounting Officer	March 12, 2004
/s/ KAREN H. BECHTEL Karen H. Bechtel	Director	March 12, 2004
/s/ W. LARRY CASH W. Larry Cash	Director	March 12, 2004
/s/ THOMAS C. DIRCKS Thomas C. Dircks	Director	March 12, 2004
/s/ FAZLE HUSAIN Fazle Husain	Director	March 12, 2004
/s/ JOSEPH SWEDISH Joseph Swedish	Director	March 12, 2004
/s/ JOSEPH TRUNFIO Joseph Trunfio	Director	March 12, 2004
/s/ C. TAYLOR COLE C. Taylor Cole	Director	March 12, 2004

Exhibit Index

No.	Description
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
2.4p
Asset Purchase Agreement dated as of May 8, 2003, by and among Cross Country Nurses, Inc., the Registrant, Med-Staff, Inc., William G. Davis, Davis Family Electing Small Business Trust and Timothy Rodden
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
10.9p
Third Amended and Restated Credit Agreement dated as of June 5, 2003 among Cross Country Healthcare, Inc., The Lenders Party Hereto, Citigroup Global Markets Inc., as Sole Bookrunner and Joint Lead Arranger, Wachovia Securities LCC, as Joint Lead Arranger, Citigroup USA, Inc., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, Wachovia Bank, National Association, as Syndication Agent, and General Electric Capital Corporation, Key Corporate Capital, Inc., LaSalle Bank N.A., and SunTrust Bank, as Documentation Agents
10.10+	Form of Subsidiary Guarantee Agreement, dated as of December 16, 1999, among the Registrant's subsidiary guarantors and Citicorp USA, Inc., as collateral agent for the Obligees
10.11+	Form of Security Agreement, dated as of July 29, 1999, as amended and restated as of December 16, 1999 among the Registrant and Citicorp USA, Inc. as collateral agent for the Obligees
10.12+	Form of Pledge Agreement, dated as of July 29, 1999, as amended and restated as of December 16, 1999, among the Registrant and Citicorp USA, Inc., as collateral agent for the Obligees

10.13+
Form of Indemnity, Subrogation and Contribution Agreement, dated as of December 16, 1999, among the Registrant, the subsidiaries of the Registrant and Citicorp USA, Inc., as collateral agent for the Obligees
10.14^	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002
10.15#	Cross Country, Inc. Deferred compensation plan
10.16#	Restricted Stock Agreement between Company and Joseph A. Boshart
10.17#	Restricted Stock Agreement between Company and Emil Hensel
10.18#	Restricted Stock Agreement between Company and Vickie Anenberg
10.19#	Restricted Stock Agreement between Company and Jonathan Ward
10.20^	Amendment to Lease Agreement, as of May 1, 2002, by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc.
10.21	Lease Agreement by and between Edgewood General Partnership and HR Logic, dated July 6, 2000
10.22	First Amendment to Lease Agreement by and between Edgewood General Partnership and HR Logic, dated December 7, 2000
10.23	Second Amendment to Lease Agreement by and between Edgewood General Partnership and Cross Country TravCorps, dated April 29, 2002
10.24	Lease Agreement between Corners Realty Corporation, Inc. and Cejka & Company dated May 11, 2001
10.25	Lease Agreement between Corners Realty Corporation, Inc and Cross Country Consulting, Inc., dated March 21, 2002
10.26	Lease Agreement by and between Petula Associates, Ltd. And Principal Life Insurance Company and Clinical Trials Support Services, Inc. dated November 3, 1999
10.27	First Amendment to Lease Agreement by and between Petula Associates, Ltd. And Principal Life Insurance Company and Clinical Trials Support Services, Inc., dated December 20, 1999.
10.28	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc, dated June 21, 2001.
10.29	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 23, 1998
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Certified Public Accountants
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

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

#
Previously filed as exhibits in the Company's Form 10-K for the year ending December 31, 2002, and incorporated by reference herein.

p
Previously filed as an exhibit in the Company's Form 8-K dated June 5, 2003, and incorporated by reference herein.

        Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Cross Country Healthcare, Inc.

        We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ Ernst & Young LLP

West Palm Beach, Florida
February 13, 2004

Cross Country Healthcare, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$—	$17,209,946
Accounts receivable, less allowance for doubtful accounts of $3,613,834 in 2003 and $2,250,047 in 2002	112,406,934	97,641,426
Deferred income taxes	1,933,301	645,177
Income taxes receivable	2,310,236	1,815,458
Prepaid rent on employees' apartments	3,523,241	4,038,736
Deposits on employees' apartments, net of allowance of $411,160 in 2003 and $261,782 in 2002	886,679	1,051,191
Assets from discontinued operations, net	—	247,789
Other current assets	6,229,152	5,654,953

Total current assets	127,289,543	128,304,676
Property and equipment, net of accumulated depreciation and amortization of $17,248,084 in 2003 and $12,928,611 in 2002	12,602,570	12,394,162
Trademark, net of accumulated amortization of $1,401,169 in 2003 and 2002	15,748,831	15,748,831
Goodwill, net of accumulated amortization of $20,873,294 in 2003 and 2002	307,531,874	226,115,646
Other identifiable intangible assets, net of accumulated amortization of $11,890,956 in 2003 and $8,824,087 in 2002	8,579,794	7,112,663
Debt issuance costs, net of accumulated amortization of $335,991 in 2003 and $1,236,562 in 2002	2,971,070	1,105,470
Other assets	528	45,180

Total assets	$474,724,210	$390,826,628

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$9,461,986	$3,296,638
Accrued employee compensation and benefits	29,993,911	29,890,047
Current portion of long-term debt and notes payable	4,943,777	14,361,917
Liabilities from discontinued operations, net	—	185,889
Other current liabilities	3,357,950	2,422,642

Total current liabilities	47,757,624	50,157,133
Interest rate swap	—	606,356
Deferred income taxes	17,649,548	10,778,749
Long-term debt and notes payable	88,793,769	28,452,603

Total liabilities	154,200,941	89,994,841
Commitments and contingencies
Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 31,801,885 and 32,229,666 shares issued and outstanding at December 31, 2003 and 2002, respectively	3,180	3,223
Additional paid-in capital	251,987,826	258,488,773
Accumulated other comprehensive loss	—	(371,687)
Retained earnings	68,532,263	42,711,478

Total stockholders' equity	320,523,269	300,831,787

Total liabilities and stockholders' equity	$474,724,210	$390,826,628

See accompanying notes.

Cross Country Healthcare, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2003	2002	2001
Revenue from services	$686,929,644	$639,952,915	$504,363,637
Operating expenses:
Direct operating expenses	519,959,631	478,549,635	377,291,122
Selling, general and administrative expenses	109,301,085	94,930,045	68,559,671
Bad debt expense	1,594,020	242,230	1,273,656
Depreciation	4,529,591	3,524,004	2,699,916
Amortization	3,548,338	3,147,952	14,851,382
Non-recurring secondary offering costs	16,173	886,036	—

Total operating expenses	638,948,838	581,279,902	464,675,747

Income from operations	47,980,806	58,673,013	39,687,890
Other expenses:
Interest expense, net	4,319,579	3,752,718	14,422,170
Loss on early extinguishment of debt	959,991	—	7,999,506

Income from continuing operations before income taxes	42,701,236	54,920,295	17,266,214
Income tax expense	(16,525,378)	(21,254,154)	(7,646,456)

Income from continuing operations	26,175,858	33,666,141	9,619,758
Discontinued operations, net of income tax benefit:
Loss from discontinued operations	(355,073)	(3,883,436)	(741,006)
Loss on disposal of HospitalHub	—	—	(206,710)

Net income	$25,820,785	$29,782,705	$8,672,042

Net income (loss) per common share—basic:
Income from continuing operations	$0.81	$1.04	$0.39
Discontinued operations	(0.01)	(0.12)	(0.04)

Net income	$0.80	$0.92	$0.35

Net income (loss) per common share—diluted:
Income from continuing operations	$0.80	$1.00	$0.38
Discontinued operations	(0.01)	(0.12)	(0.04)

Net income	$0.79	$0.88	$0.34

Weighted average common shares outstanding—basic	32,090,731	32,432,026	24,881,218

Weighted average common shares outstanding—diluted	32,530,563	33,653,433	25,222,936

See accompanying notes.

Cross Country Healthcare, Inc.

Consolidated Statement of Stockholders' Equity

	Common Stock			Accumulated Other Comprehensive (Loss) Gain
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Dollars
Balance at December 31, 2000	23,205,298	$2,321	$119,080,880	$—	$4,256,731	$123,339,932
Initial public offering	8,984,375	898	138,765,700	—	—	138,766,598
Exercise of stock options	22,072	2	305,231	—	—	305,233
Net income	—	—	—	—	8,672,042	8,672,042
Comprehensive loss:
FASB Statement No. 133 (derivative) transition adjustment	—	—	—	(910,009)	—	(910,009)
Net change in hedging transaction	—	—	—	(246,727)	—	(246,727)

Total comprehensive loss	—	—	—	(1,156,736)	—	(1,156,736)

Balance at December 31, 2001	32,211,745	3,221	258,151,811	(1,156,736)	12,928,773	269,927,069
Exercise of stock options	452,921	45	4,401,717	—	—	4,401,762
Tax benefit of stock option exercises	—	—	2,158,863	—	—	2,158,863
Stock repurchase and retirement	(435,000)	(43)	(6,014,790)	—	—	(6,014,833)
Other	—	—	(208,828)	—	—	(208,828)
Net income	—	—	—	—	29,782,705	29,782,705
Comprehensive gain:
Net change in hedging transaction	—	—	—	785,049	—	785,049

Balance at December 31, 2002	32,229,666	3,223	258,488,773	(371,687)	42,711,478	300,831,787
Exercise of stock options	122,403	12	1,012,449	—	—	1,012,461
Tax benefit of stock option exercises	—	—	148,485	—	—	148,485
Stock repurchase and retirement	(566,400)	(57)	(7,708,905)	—	—	(7,708,962)
Issuance of restricted shares to employees	16,216	2	188,104	—	—	188,106
Unearned compensation under restricted stock plan, net of amortization	—	—	(141,080)	—	—	(141,080)
Net income	—	—	—	—	25,820,785	25,820,785
Comprehensive gain:
Net change in hedging transaction	—	—	—	371,687	—	371,687

Balance at December 31, 2003	31,801,885	$3,180	$251,987,826	$—	$68,532,263	$320,523,269

See accompanying notes.

Cross Country Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$25,820,785	$29,782,705	$8,672,042
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	3,548,3 38	3,147,952	14,851,382
Depreciation	4,529,591	3,524,004	2,699,916
Bad debt expense	1,594,020	242,230	1,273,656
Deferred income tax expense (benefit)	4,600,370	3,978,365	(169,137)
Amortization of unearned compensation	47,026	—	—
Loss from discontinued operations	355,073	3,883,436	741,006
Estimated loss on disposal of discontinued operations	—	—	206,710
Cumulative interest due at maturity	—	—	4,321,000
Loss on early extinguishment of debt	959,991	—	7,999,506
Changes in operating assets and liabilities:
Accounts receivable	6,710,769	(6,870,488)	(17,627,379)
Prepaid rent, deposits, and other current assets	1,173,174	4,332,784	(3,341,760)
Accounts payable and accrued expenses	1,921,691	2,510,414	1,242,312
Other current liabilities	830,911	359,968	832,835

Net cash provided by continuing operations	52,091,739	44,891,370	21,702,089
Loss from discontinued operations, net	(355,073)	(3,883,436)	(741,006)
Loss on impairment of discontinued operations	302,205	4,142,750	—
Change in net assets from discontinued operations	(240,305)	(2,461,054)	(1,166,224)

Net cash used in discontinued operations	(293,173)	(2,201,740)	(1,907,230)

Net cash provided by operating activities	51,798,566	42,689,630	19,794,859
Investing activities
Acquisition of assets of Med-Staff, Inc.	(102,757,172)	—	—
Acquisition of assets of Heritage Professional Education, LLC	(2,000,000)	(1,500,000)	(241,145)
Acquisition of NovaPro assets	—	(7,906,527)	—
Acquisition of Jennings Ryan & Kolb, Inc.	(529,776)	(1,876,008)	—
Acquisition of Clinforce, Inc.	—	—	(32,824,592)
Acquisition of assets of Gill/Balsano Consulting, L.L.C.	(665,000)	(498,750)	(1,881,000)
Purchases of property and equipment, net	(3,569,150)	(7,240,897)	(5,783,283)
Other	44,651	72,266	99,949
Investing activities of discontinued operations	—	(884,375)	(1,691,093)

Net cash used in investing activities	(109,476,447)	(19,834,291)	(42,321,164)
Financing activities
Debt issuance costs	(3,307,061)	(153,747)	(981,833)
Exercise of stock options	1,012,461	4,401,762	205,598
Stock repurchase and retirement	(7,708,962)	(6,014,833)	—
Initial public offering	—	(208,828)	138,766,598
Repayment of debt and note payable	(74,528,503)	(30,155,707)	(320,193,108)
Proceeds from issuance of debt	125,000,000	23,750,000	207,465,010

Net cash provided by (used in) financing activities	40,467,935	(8,381,353)	25,262,265
Change in cash and cash equivalents	(17,209,946)	14,473,986	2,735,960
Cash and cash equivalents at beginning of year	17,209,946	2,735,960	—

Cash and cash equivalents at end of year	$—	$17,209,946	$2,735,960

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock in exchange for employee services	$188,106	$—	$99,635

Tax benefit on stock option exercises	$148,485	$2,158,863	$—

Equipment purchased through capital lease obligations	$451,529	$—	$—

Supplemental disclosure of cash flow information
Interest paid	$4,776,102	$3,785,670	$11,779,213

Income taxes paid	$11,158,128	$11,683,839	$5,972,007

See accompanying notes.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

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

        On December 16, 1999, CCS entered into a Plan of Merger with TravCorps Corporation (TravCorps). TravCorps and its wholly-owned subsidiary, Cejka & Company (Cejka), provide flexible staffing, search, consulting and related outsourced services to health care providers throughout the United States. Pursuant to the Plan of Merger on December 16, 1999, all outstanding shares of TravCorps' common stock were exchanged for common stock in CCS and TravCorps became a wholly-owned subsidiary of CCS. The fair value of the shares of common stock issued to the stockholders of TravCorps, as determined by a valuation of the common stock as of December 16, 1999, was $32,102,000. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $66,575,000, of which $10,243,000 was allocated to certain identifiable intangible assets ($5,800,000—trademark, $2,910,000—databases, $630,000—workforce, $900,000—hospital relations, and $3,000—covenant not to compete). The remaining $56,332,000 was allocated to goodwill. Subsequent to the adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, the amount originally recorded as workforce was reclassified to goodwill.

        Effective October 1, 2000, TravCorps changed its name to TVCM, Inc. Effective October 10, 2000, CCS changed its name to Cross Country TravCorps, Inc. Subsequent to December 31, 2000, Cross Country TravCorps, Inc. changed its name to Cross Country, Inc. In May 2003, Cross Country, Inc. changed its name to Cross Country Healthcare, Inc. (the Company). The Company is primarily engaged in the business of providing temporary health care staffing services to acute and subacute care facilities nationwide.

        The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., Cross Country TravCorps, Inc. Ltd., TVCM, Inc. (f/k/a TravCorps), Cross Country Local, Inc. (f/k/a Flexstaff, Inc.), Med-Staff, Inc. (Med-Staff), Cejka Search, Inc. (f/k/a Cejka & Company), E-Staff, Inc. (E-Staff), CFRC, Inc., HospitalHub, Inc. (f/k/a Ashley One, Inc.)(HospitalHub), NovaPro, Inc., Cross Country Consulting, Inc., Cross Country Seminars, Inc. (f/k/a CCS/Heritage Acquisition Corp.) (Cross Country Seminars), Clinforce, Inc. (ClinForce), Cross Country Capital, Inc., and Assignment America, Inc. In December 2003, the legal entity E-Staff, Inc. was merged into Med-Staff, Inc. At December 31, 2002, CFRC, Inc. and HospitalHub were dissolved. All material intercompany transactions and balances have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

        Accounts receivable potentially subject the Company to concentrations of credit risk. The Company's customers are health care providers and accounts receivable represent amounts due from these providers. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company's estimate for uncollectible receivables based on a review of specific accounts and the Company's historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as management's past experience with the customer. The Company's contract terms are typically between 30 to 60 days and will be considered past due based on the particular negotiated contract terms.

        Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited. As of December 31, 2003, an aggregate of approximately 12% of the Company's outstanding accounts receivable were due from six customers. As of December 31, 2002, an aggregate of approximately 9% of the outstanding accounts receivable were due from five customers.

Cash and Cash Equivalents

        The Company considers all investments with original maturities of less than three months to be cash and cash equivalents.

Prepaid Rent and Deposits

        The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three to six months), which generally coincide with each employee's staffing contract. Expenses relating to these leases are included in direct operating expenses in the accompanying consolidated statements of operations. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits relate to these short-term agreements.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are depreciated over the useful life of the individual lease.

        Certain software development costs are capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include charges for consulting services and costs for personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over five years. Through December 31, 2002, certain software development costs related to the development of the E-Staff technology were capitalized in accordance with the provisions of FASB Statement No. 86, Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Such costs included charges for consulting services and costs for personnel associated with programming, coding, and testing such software. These costs are included in assets from discontinued operations, net, at December 31, 2002. See Note 16 for a further discussion on discontinued operations. Through December 31, 2003, the Company has not recognized any revenue from the sale of software.

Reserves for Claims

        Workers' compensation, professional liability and health care benefits are provided under partially self-insured plans. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial computations reviewed by an independent actuary using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The health care insurance accrual is for claims that have occurred but have not been reported and is based on the Company's historical claim submission patterns.

        The ultimate cost of workers' compensation and professional liability costs will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

        In August 2001, the Company changed its professional liability coverage from an occurrence to a claims made basis. The professional liability policy provided for coverage on a claims made basis in the amount of $1,000,000 per claim and $3,000,000 in the aggregate as well as excess coverage in the amount of $10,000,000 per claim and $10,000,000 in the aggregate. In addition, there was a $100,000 deductible per occurrence.

        In August 2002, the Company changed its professional and general liability policy to include a self-insured limit of $2,000,000 per claim through a self-insured retention, as well as excess coverage in the amount of $10,000,000 in the aggregate. There is no deductible per occurrence.

        In November 2003, the FASB issued Emerging Issues Task Force (EITF) No. 03-8, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity. EITF No. 03-8 codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. The Company had previously offset in its consolidated balance sheets its liability for known and incurred but not reported professional liability and workers' compensation losses with a corresponding receivable for such estimated losses from its commercial insurance companies under policies in effect for such periods. Such prior accounting treatment was pursuant to industry practice under the interpretative guidance under the American Institute of Certified Public Accountants Audit

and Accounting Guide for Health Care Organizations. EITF No. 03-8 concluded that, under circumstances such as in the Company's insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim (the insured, the insurer and the claimant), the related liability should be classified separately on a gross basis with a separate related receivable recognized as being due from insurance carriers. Accordingly, the Company's consolidated balance sheets as of December 31, 2003, and 2002 reflect the provisions of EITF No. 03-8 for the receivable portion in other current assets and for the related liability in accrued employee compensation and benefits. Accruals for workers' compensation claims, health care benefits and professional liability insurance are included in accrued employee compensation and benefits in the consolidated balance sheets.

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

        In accordance with FASB Statement No. 142, the Company completed the transitional impairment test of goodwill and indefinite-lived intangible assets during the first quarter of 2002. The transitional impairment test required the Company to determine the fair value of each reporting unit, as defined, and compare it to the reporting unit's carrying amount. The Company estimated the fair value of its reporting units using a discounted cash flow methodology. Based on the results of the initial test and subsequent annual impairment test during the fourth quarters of 2003 and 2002, the Company determined that there was no impairment of goodwill or indefinite-lived intangible assets as of January 1, 2002, December 31, 2002 or December 31, 2003.

        Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, adopted as of January 1, 2002. In accordance with this Statement, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews long-lived assets, including identifiable intangible assets, to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At December 31, 2003 and 2002, the Company believes that no impairment of long-lived assets or identifiable intangible assets existed.

Debt Issuance Costs

        Deferred costs related to the issuance of debt have been capitalized and are being amortized on a straight-line basis, which approximates the effective interest method, over the six-year term of the debt.

In June 2003, in conjunction with the acquisition of Med-Staff, the Company amended its credit facility. Related debt issuances costs of approximately $960,000, net of amortization, relating to the prior amended credit facility were written off during the second quarter of 2003 and are included in loss on early extinguishment of debt in the other expenses section of the consolidated statements of operations. See Note 7 for a further discussion on long-term debt and notes payable.

        Subsequent to the Company's initial public offering in 2001, the Company repaid $89,580,000 of its outstanding balance under the term loan portion and $6,100,000 under the revolver portion of its senior secured credit facility, and paid $38,779,000 to redeem its outstanding senior subordinated pay-in-kind notes. Related debt issuance costs of $6,433,000, net of amortization, were written off and include a loss on early extinguishment of debt in the consolidated statement of operations for the period ending December 31, 2001, along with a redemption premium of $1,567,000 relating to the prepayment of the pay-in-kind notes. At December 31, 2003 and 2002, debt issuance costs of approximately $2,971,000 and $1,105,000, net of accumulated amortization of approximately $336,000 and $1,237,000, respectively, are included in the consolidated balance sheets.

Revenue Recognition

        Revenue from services consists primarily of temporary staffing revenues. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees' time worked but not yet invoiced. At December 31, 2003 and 2002, the amounts accrued are approximately $18,450,000 and $17,982,000, respectively.

        Revenues on permanent placements are recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a short period of time (i.e., one month), it is customary for the Company to seek a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company's guarantee period. During 2003, 2002 and 2001, such losses were not material and, accordingly, related allowances were not recorded.

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

        In addition, the Company issued 16,216 shares of restricted stock to certain key employees in the first quarter of 2003. The restricted stock will vest based on continued employment in three equal annual installments on the first, second and third anniversary of the grant date. Under APB Opinion No. 25, compensation expense is reflected over the period in which services are performed. The fair market value of the shares on the grant date approximated $188,000. Unearned deferred compensation of approximately $188,000 was recorded as a contra-equity account in additional paid-in capital and is being amortized to operations over the related vesting period.

        FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure requires disclosure of comparable information regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. The pro-forma disclosure of stock based compensation required by this Statement is shown below.

        The Company's consolidated net income would have changed to the pro forma amounts set forth below had compensation cost for stock options granted during 2003, 2002 and 2001 been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Year ended December 31,
	2003	2002	2001
Net income as reported	$25,820,785	$29,782,705	$8,672,042
Stock based employee compensation included in as reported net income	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(2,432,669)	(2,774,445)	(1,934,711)

Pro forma net income applying FAS Statement No. 123	$23,388,116	$27,008,260	$6,737,331

Basic and diluted earnings per share as reported:
Net income per common share—basic	$0.80	$0.92	$0.35

Net income per common share—diluted	$0.79	$0.88	$0.34

Pro forma basic and diluted earnings per share:
Pro forma net income—basic	$0.73	$0.83	$0.27

Pro forma net income—diluted	$0.72	$0.81	$0.27

Advertising

        The Company's advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $6,167,000, $5,918,000 and $3,735,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Direct response advertising costs associated with the Company's education and training services are capitalized and expensed when the related event takes place. At December 31, 2003 and 2002 approximately $976,000 and $1,264,000, respectively, of these costs are included in other current assets in the consolidated balance sheets.

Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company had one derivative financial instrument, an interest rate swap agreement, which matured in February 2003 and is more fully disclosed in Note 14, Interest Rate Swap.

Comprehensive Income

        FASB Statement No. 130, Comprehensive Income, requires that an enterprise: (a) classify items of other comprehensive income by their nature in the financial statements; and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There are no other components of comprehensive income or loss other than the Company's consolidated net income and the accumulated derivative gain or loss for the years ended December 31, 2003, 2002 and 2001.

        During 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was effective beginning January 1, 2001. FASB Statement No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. As the Company's derivative instrument was designated and qualified as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Any ineffective portion of the derivative instrument's change in fair value was immediately recognized in earnings.

        The Company implemented the provisions of FASB Statement No. 133 on January 1, 2001. The implementation of FASB Statement No. 133 resulted in a reduction in consolidated stockholders' equity of approximately $910,000 as of January 1, 2001.

        During 2002 and 2001, the Company reclassified to interest expense, net, approximately $1,720,000 and $325,000, respectively, of the net amount recorded in other comprehensive loss. Upon maturity of the interest rate swap agreement in February 2003, the Company reclassified the remaining accumulated derivative loss of approximately $372,000 to interest expense, net, on the accompanying consolidated statements of operations.

Income Taxes

        The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

        Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first fiscal year beginning after June 15, 2003. The Company does not have any interests qualifying as a variable interest entity as of December 31, 2003. As a result, FIN No. 46 will not have an impact on the consolidated financial statements.

        In April 2002, the FASB issued FASB Statement No. 145, Rescission of Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 were effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item should be reclassified. The Company adopted the provisions of this Statement as of January 1, 2003. Accordingly, the loss on early extinguishment of debt in 2003 was included in the other expenses section of the consolidated statement of operations and the loss on early extinguishment of debt in 2001 was reclassified from an extraordinary item to the other expenses section of the consolidated statements of operations.

        In July 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FASB Statement No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under FASB Statement No. 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. FASB Statement No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of FASB Statement No. 146 in the December 31, 2003 consolidated financial statements. The adoption of FASB No. 146 did not have an effect on the Company's consolidated financial position, but may impact the timing of recognition of costs associated with future exit and disposal activities.

3.    Goodwill and Other Identifiable Intangible Assets

        As of December 31, 2003 and 2002, the Company had the following acquired intangible assets:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Database	$11,445,000	$10,002,399	$1,442,601	$11,445,000	$7,692,129	$3,752,871
Hospital relations	6,422,750	1,253,417	5,169,333	3,988,750	813,402	3,175,348
Non-compete agreements	2,603,000	635,140	1,967,860	503,000	318,556	184,444

	$20,470,750	$11,890,956	$8,579,794	$15,936,750	$8,824,087	$7,112,663

Intangible assets not subject to amortization:
Goodwill	$328,405,168	$20,873,294	$307,531,874	$246,988,940	$20,873,294	$226,115,646
Trademarks	17,150,000	1,401,169	15,748,831	17,150,000	1,401,169	15,748,831

	$345,555,168	$22,274,463	$323,280,705	$264,138,940	$22,274,463	$241,864,477

        Aggregate amortization expense for intangible assets subject to amortization was approximately $3,067,000, $2,709,000 and $2,626,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated annual amortization expense is approximately as follows:

Year ending December 31:
2004	$1,658,000
2005	1,446,000
2006	1,416,000
2007	991,000
2008	750,000
Thereafter	2,319,000

$8,580,000

        The changes in the carrying amount of goodwill by segment are as follows:

	Healthcare Staffing Segment	Other Human Capital Management Services	Unamortized Goodwill
Balance as of December 31, 2002	$205,541,484	$20,574,162	$226,115,646
Goodwill acquired	77,974,571	—	77,974,571
Earnouts paid	—	3,194,776	3,194,776
Net working capital adjustment	—	246,881	246,881

Balance as of December 31, 2003	$283,516,055	$24,015,819	$307,531,874

        The following reconciliation adjusts net income to exclude amortization expense related to intangible assets that would not have been amortized, under the provisions of FASB Statement No. 142, if the Company adopted the standard as of January 1, 2001:

Year Ended December 31, 2001
Net income, as reported	$8,672,042
Goodwill amortization, net of tax	6,763,799
Trademark amortization, net of tax	399,245

Adjusted net income	$15,835,086

Basic earnings per share:
Net income, as reported	$0.35
Goodwill amortization, net of tax	0.27
Trademark amortization, net of tax	0.02

Adjusted net income	$0.64

Diluted earnings per share:
Net income, as reported	$0.34
Goodwill amortization, net of tax	0.27
Trademark amortization, net of tax	0.02

Adjusted net income	$0.63

Basic weighted average shares outstanding	24,881,218
Diluted weighted average shares outstanding	25,222,936

4.    Acquisitions

        On June 5, 2003, the Company acquired substantially all of the assets of Med-Staff, Inc. for $104,000,000 in cash. The consideration for this acquisition was $104,000,000 in cash paid at closing, of which $8,000,000 was held in escrow to cover the post-closing net working capital adjustment and any post-closing liabilities that occurred before December 31, 2003. The purchase price was subject to a post-closing adjustment based on changes in the net working capital of the acquired company. In the fourth quarter of 2003, a post-closing net working capital adjustment of approximately $1,762,000 was calculated and allocated to goodwill as a reduction to the purchase price. The final purchase price of the transaction, as adjusted for the net working capital adjustment, was $102,238,250.

        In addition, the asset purchase agreement provided for potential earnout payments up to a maximum of $37,500,000 based on adjusted earnings before interest, taxes, depreciation and amortization (as defined in the asset purchase agreement) of Med-Staff for the one year period ending December 31, 2003. Med-Staff did not qualify to receive any earnout payments.

        Med-Staff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals operating across a wide geographic and client base in all 50 states. The Company believes that Med-Staff's differentiated compensation program will allow it to further segment the travel nurse population. Med-Staff also enables the Company to extend its nurse staffing services in the per diem and military staffing sectors.

        The acquisition has been included in the healthcare staffing segment and the results of Med-Staff's operations have been included in the consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

        The purchase price, as adjusted for the net working capital adjustment, has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. These estimates were revised subsequent to the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

June 5, 2003
Current assets:
Accounts receivable, net	$23,070,298
Other current assets	1,139,718

Total current assets	24,210,016
Property and equipment	717,319
Other identifiable intangible assets	4,534,000
Goodwill	77,455,648

Total assets acquired	106,916,983
Current liabilities:
Accounts payable and accrued expenses	336,841
Accrued employee compensation and benefits	4,237,495
Other current liabilities	104,397

Total liabilities assumed	4,678,733

Net assets acquired	$102,238,250

        Of the total other identifiable intangible assets of $4,534,000, $2,434,000 was assigned to hospital relations and $2,100,000 was assigned to non-compete agreements, based on an independent third-party appraisal. These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill, which is expected to be deductible for tax purposes. The purchase price allocation is based on preliminary information that could be changed based on the ultimate resolution of initial assessments. Additional direct acquisition costs of approximately $519,000 were incurred during the year ended December 31, 2003 and are included as goodwill in the consolidated balance sheets.

        The following unaudited pro forma summary approximates the consolidated results of operations as if the Med-Staff acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles, incremental ongoing expenses, incremental interest expense and related income tax effects. These pro forma results include a pretax reduction to net income for a loss on early extinguishment of debt of approximately $1,105,000 and $1,390,000 for the years ended December 31, 2003 and 2002, respectively. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

	Year ended December 31,
	2003	2002
Revenue from services	$757,900,000	$801,318,000

Net income	$27,735,000	$35,278,000

Net income per common share—basic	$0.86	$1.09

Net income per common share—diluted	$0.85	$1.05

        In March 2002, the Company acquired all of the outstanding stock of Jennings Ryan & Kolb, Inc. (JRK), a healthcare management consulting company, for approximately $1,800,000 in cash and the assumption of $300,000 in debt. Approximately $700,000 was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142. In addition, the agreement provides for potential earnout payments of approximately $1,800,000, of which approximately $530,000 was earned in 2002 and paid in 2003, and approximately $882,000 was earned in 2003 and paid in 2004. Subsequent to the acquisition, JRK was combined with the Company's other consulting operations to form Cross Country Consulting, Inc.

        In January 2002, the Company acquired substantially all of the assets of NovaPro, the healthcare staffing division of HR Logic Holdings, Inc., a professional employer organization, for approximately $7,100,000 in cash and a post-closing adjustment of approximately $544,000. Approximately $4,668,000 was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142. NovaPro targets nurses seeking more customized benefits package.

        Both acquisitions were accounted for as a purchase in accordance with FASB Statement No. 141 and, accordingly, their results of operations have been included in the consolidated statement of operations from their respective dates of acquisition.

        In May 2001, Cejka acquired substantially all of the assets of Gill/Balsano Consulting, L.L.C. (Gill/Balsano), a Delaware limited liability company. Gill/Balsano provides management consulting services to the healthcare industry. The acquisition met the accounting criteria of a purchase, and, accordingly, the accompanying consolidated financial statements include the results of Gill/Balsano from the acquisition date. The consideration for this acquisition was $1,831,000 in cash. The excess of the aggregate purchase price over the fair market value of the assets acquired of approximately $1,674,000 was allocated to goodwill and, prior to the adoption of FASB Statement No. 142, in January 2002, was being amortized over 25 years. In addition, the asset purchase agreement provides for potential earnout payments of approximately $1,995,000 based on adjusted EBITDA (as defined in the asset purchase agreement) of Gill/Balsano over a three-year period ending March 31, 2004. This contingent consideration is not related to the seller's employment. Upon payment, the earnouts will be allocated to goodwill as additional purchase price. To date, earnout payments were $1,828,750, of which $498,750 was paid in 2002 and $665,000 was paid in both 2003 and 2004.

        On December 15, 2000, the Company entered into a stock purchase agreement to acquire substantially all of the outstanding stock of two subsidiaries that comprise ClinForce, Inc., a Delaware corporation that provides temporary staffing and permanent placement of clinical trials support services personnel. The acquisition was consummated on March 16, 2001 and met the accounting criteria of a purchase. Accordingly, the accompanying consolidated financial statements include the results of ClinForce from the acquisition date. The transaction was primarily funded through the issuance of additional debt. The purchase price of approximately $31,400,000 exceeded the fair value of assets acquired less liabilities assumed by approximately $28,000,000 of which $3,400,000 was allocated to certain identifiable intangible assets ($2,100,000—trademark, $890,000—workforce, and $410,000—hospital relations). The remaining $24,600,000 was allocated to goodwill and, prior to the adoption of FASB Statement No. 142, was being amortized over 25 years. Subsequent to the adoption of FASB Statement No. 142, workforce was reclassified to goodwill. The purchase price was subject to a post-closing adjustment based on changes in the net working capital of the acquired companies between October 31, 2000 and March 16, 2001. The post closing adjustment of approximately $1,415,000 was calculated and allocated to goodwill as additional purchase price.

        Earnout payments relating to the Company's acquisition of Heritage Professional Education, LLC (Heritage) on December 26, 2000 were $3,500,000, of which $1,500,000 was paid in 2002 and $2,000,000 was paid in 2003. These payments were allocated to goodwill as additional purchase price in their respective periods of payments. As of December 31, 2003, no further payments of earnouts are applicable relating to this purchase agreement.

5.    Property and Equipment

        At December 31, 2003 and 2002, property and equipment consist of the following:

	December 31,
	2003	2002
Computer equipment	$9,854,173	$8,494,676
Computer software	13,080,438	10,853,523
Office equipment	1,871,170	1,462,272
Furniture and fixtures	3,064,795	2,739,264
Leasehold improvements	1,980,078	1,773,038

	29,850,654	25,322,773
Less accumulated depreciation and amortization	(17,248,084)	(12,928,611)

	$12,602,570	$12,394,162

6.    Accrued Employee Compensation and Benefits

        At December 31, 2003 and 2002, accrued employee compensation and benefits consist of the following:

	December 31,
	2003	2002
Salaries	$10,102,869	$12,873,362
Bonuses	7,072,807	9,238,079
Accrual for workers' compensation claims	3,572,084	3,190,833
Accrual for health care benefits	2,082,581	1,822,202
Accrual for professional liability insurance	6,318,875	2,023,331
Accrual for vacation	844,695	742,240

	$29,993,911	$29,890,047

7.    Long-Term Debt and Notes Payable

        At December 31, 2003 and 2002, long-term debt consists of the following:

	December 31,
	2003	2002
Term Loan, interest at 6.25% on principal of $93,196,202, at December 31, 2003 and 3.05% and 3.03% on principal of $33,266,444 and $9,308,962, respectively, at December 31, 2002	$93,196,202	$42,575,406
Other	541,344	239,114

	93,737,546	42,814,520
Less current portion	(4,943,777)	(14,361,917)

	$88,793,769	$28,452,603

        On July 29, 1999, the Company entered into a $105,000,000 senior secured credit facility consisting of a $75,000,000 term loan and a $30,000,000 revolving loan facility. This senior secured credit facility was amended and restated as of December 16, 1999 and March 16, 2001. In June 2003, the Company again amended and restated the agreement in conjunction with its acquisition of Med-Staff. The new senior secured credit facility consists of a $125,000,000 term loan and a $75,000,000 revolving credit facility. The Company repaid $31,803,798 of the principal on its term loan balance related to the new credit facility during 2003. The Company is required to pay a quarterly commitment fee at a rate of 0.50% per year on unused commitments under the revolving loan facility. The term loan balance under the new senior credit facility bears interest based on an alternative base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%. The revolving loan facility as of December 31, 2003 bears interest based on an alternate base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The term loan balance and the revolving loan facility at December 31, 2002 bear interest based on an alternate base rate plus a margin of 0.63% or LIBOR plus a margin of 1.63% (each as defined in the senior secured credit facility). The Company has pledged all of the assets of the Company as collateral for the senior credit facility.

        The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25,000,000 at December 31, 2003. Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10,000,000 are available under the senior credit facility. As of December 31, 2003, $11,639,004 was outstanding under the letter of credit facility leaving $63,360,996 available under the revolving credit facility.

        The senior credit facility requires that the Company meet certain covenants, including the maintenance of certain debt and interest expense ratios and capital expenditure limits. It also includes a mandatory prepayment provision, which, beginning in 2004, requires the Company to make mandatory prepayments subsequent to the completion of a fiscal year using a portion of its excess cash flow, as defined in the agreement. The dividends and distribution covenant limits the Company's ability to repurchase its common stock and declare and pay cash dividends on its common stock. As of December 31, 2003, the Company was limited to $18,700,000 to be used for either dividends and/or stock repurchases. This limitation increases each year, beginning January 1, 2004, by 25% of net income provided that the Company's Debt/EBITDA ratio (as defined in the Agreement) is less than 1.5 to 1.0 and the Company has $25,000,000 in cash or available cash under the revolving credit facility. The Company is also required to obtain consent of it's lenders to complete any acquisition which exceeds $25,000,000. At December 31, 2003, the Company was in compliance with all of its debt covenants.

        Other long-term debt includes capitalized lease obligations and notes payable.

        The aggregate scheduled maturities of long-term debt and notes payable as of December 31, 2003 are as follows:

Year ending December 31:
2004	$4,943,777
2005	4,947,560
2006	4,870,854
2007	4,811,276
2008	38,265,253
Thereafter	35,898,826

$93,737,546

        On August 30, 2001, the Company issued notes payable to a third-party. The proceeds from the notes payable were used to pay the Company's insurance premiums. Principal and interest on these notes are payable over an 11-month period at an interest rate of 5.75%. At December 31, 2001, the outstanding balance on these notes was $1,247,000. The entire balance was repaid during 2002.

8.    Employee Benefit Plans

        The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant's elective deferral, which the Company, at its sole discretion, determines from year to year. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $2,826,000, $3,030,000 and $2,467,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

        Med-Staff employees were covered under a separate benefit plan for 2003. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan documents. Eligible employees who elect to participate in the plan are generally fully vested in any matching contribution after six years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $66,000 from the date of acquisition through December 31, 2003.

9.    Commitments and Contingencies

        The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. The rent escalations have been reflected in the table below. Future minimum lease payments associated with these agreements with terms of one year or more are approximately as follows:

Year ending December 31:
2004	$4,465,000
2005	4,367,000
2006	3,477,000
2007	2,488,000
2008	1,838,000
Thereafter	6,595,000

$23,230,000

        Total operating lease expense included in selling, general, and administrative expenses was approximately $5,517,000, $3,833,000 and $2,758,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company's Cross Country TravCorps and Cross Country Nurses, Inc. subsidiaries are the subjects of a class action lawsuit filed in the Superior Court of California in Orange County alleging, among other things, violations of certain sections of the California Labor Code, unfair competition and breach of contract. This lawsuit is currently in the very early stages, it has not been certified by the court as a class action, and no monetary damages have been specified. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

        In a separate matter, Cross Country Healthcare, Inc. and its affiliates have reached an amicable resolution of two disputes with the National League for Nursing, Inc. (NLN) entitled National League for Nursing, Inc. v. Cross Country Healthcare, Inc. et al., 03 Civ. 9948 (VM) (S.D.N.Y.) and National League for Nursing, Inc. v. Med-Staff,  Inc., et al., Civil Action No. 03-2497 (JCL) (D. N.J.). Cross

Country Healthcare, Inc. and its affiliates did not make any monetary payment to NLN and admitted no liability.

        The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

10.    Estimated Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying amount of the revolving credit note and term loan approximates fair value because the interest rate is tied to a quoted variable index.

        The Company's interest rate swap agreement was carried at fair value in accordance with FASB Statement No. 133 as discussed in Note 14—Interest Rate Swap.

11.    Income Taxes

        The components of the Company's income tax expense (benefit) are as follows:

	Year ended December 31,
	2003	2002	2001
Continuing operations:
Current
Federal	$10,382,551	$15,061,237	$6,308,855
State	1,542,457	2,214,552	1,506,738

	11,925,008	17,275,789	7,815,593
Deferred	4,600,370	3,978,365	(169,137)

	16,525,378	21,254,154	7,646,456
Discontinued operations—current
Tax benefit on loss from discontinued operations	(224,165)	(2,451,696)	(498,134)
Tax benefit on loss on disposal	—		(330,961)

	(224,165)	(2,451,696)	(829,095)

	$16,301,213	$18,802,458	$6,817,361

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Current deferred tax assets and (liabilities):
Accrued and prepaid expenses	$2,201,012	$1,726,154
Allowance for doubtful accounts	1,387,460	980,562
Other	(1,655,171)	(2,061,539)

	1,933,301	645,177
Non-current deferred tax assets and (liabilities):
Depreciation and amortization	(14,829,053)	(7,911,383)
Identifiable intangibles	(2,917,336)	(3,099,297)
Interest rate swap	—	231,931
Other	96,841	—

	(17,649,548)	(10,778,749)

Net deferred taxes	$(15,716,247)	$(10,133,572)

        FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2003 and 2002 is not necessary.

        The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense is as follows:

	December 31,
	2003	2002
Tax at U.S. statutory rate	$14,945,432	$19,222,103
State taxes, net of federal benefit	1,387,790	1,784,910
Non-deductible meals and entertainment	51,740	43,579
Non-deductible other	6,625	39,415
Other	133,791	164,147

Income taxes on continuing operations	16,525,378	21,254,154
Benefit from discontinued operations	(224,165)	(2,451,696)

Total income tax expense	$16,301,213	$18,802,458

12.    Stockholders' Equity

        Effective April 27, 2001, 760,284 issued and outstanding shares of the Company's Class B common stock were converted to an equal number of shares of Class A common stock of the Company. All common stock data in these consolidated financial statements have been adjusted to give retroactive effect to the conversion.

        Effective August 23, 2001, the Company amended and restated its certificate of incorporation to provide for, among other things: 1) the reclassification of the common stock of the Company, whereby, each share of Class A common stock was converted into 5.80135 shares of common stock, par value $0.0001 per share; 2) authorization of 100,000,000 shares of common stock; and 3) authorization of 10,000,000 shares of preferred stock of the Company, par value $0.01 per share. All common stock data in these consolidated financial statements have been adjusted to give retroactive effect to the stock split.

        On October 30, 2001, the Company completed its initial public offering of 7,812,500 shares of common stock at $17.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375.

        In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Costs associated with this secondary offering of $902,209 are included in non-recurring secondary offering costs in the 2002 and 2003 consolidated statement of operations.

        On November 5, 2002, the Company's Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1,500,000 of its common shares at an aggregate price not to exceed $25,000,000. As of December 31, 2003, the Company purchased and retired 1,001,400 shares of its common stock at an average cost of $13.70 per share pursuant to the current authorization. The cost of such purchases was approximately $13,724,000. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

Stock Options

        On December 16, 1999, the Company's Board of Directors approved the 1999 Stock Option Plan and Equity Participation Plan (collectively, the Plans), which was amended and restated on October 25, 2001 and provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. Non-qualified stock options may also be issued to consultants. The Plans were approved by the security holders at the Company's 2002 Annual Meeting of Stockholders. Under the Plans, the exercise price of options granted is determined by the compensation committee of the Company's Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of such fair market. Options granted during 2003, 2002 and 2001 under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years. Options granted during 2002 and 2001 under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant.

        Changes under these stock option plans for 2003, 2002 and 2001 were as follows:

	December 31, 2003			December 31, 2002			December 31, 2001
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Options outstanding at beginning of year	2,974,983	$ 7.75-$37.13	$13.50	3,520,068	$ 7.75-$37.13	$13.00	3,121,252	$ 7.75-$32.35	$11.93
Granted	187,747	$10.38-$14.50	$10.66	53,279	$12.31-$26.15	$17.89	527,915	$10.13-$37.13	$18.19
Canceled	(60,924)	$ 7.75-$26.15	$13.67	(145,443)	$ 7.75-$26.15	$14.74	(107,027)	$ 7.75-$17.00	$ 8.11
Exercised	(122,403)	$ 7.75-$15.50	$ 8.27	(452,921)	$ 7.75-$23.25	$ 9.72	(22,072	$ 7.75-$10.13	$ 9.31

Options outstanding at end of year	2,979,403	$ 7.75-$37.13	$13.53	2,974,983	$ 7.75-$37.13	$13.50	3,520,068	$ 7.75-$37.13	$13.00

Options exercisable at end of year	2,515,785	$ 7.75-$37.13	$13.24	1,856,412	$ 7.75-$37.13	$12.97	1,535,826	$ 7.75-$32.35	$12.02

        The following table represents information about stock options granted in each year:

	Year Ended December 31,
	2003	2002	2001
Weighted average exercise price of options granted during the year:
Issued at market price	$10.66	$17.89	$16.69
Issued above market price	N/A	N/A	21.95
Issued below market price	N/A	N/A	15.08
Weighted average fair value of options granted during the year:
Issued at market price	$6.21	$10.71	$10.12
Issued above market price	N/A	N/A	11.43
Issued below market price	N/A	N/A	6.03

        The following table describes outstanding options as of December 31, 2003:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 7.75	767,351	5.96	767,351
10.13	31,540	6.50	22,588
10.38	166,784	9.28	0
10.78	25,386	6.77	18,532
11.62	561,144	5.96	561,144
12.05	9,000	9.41	0
12.31	29,700	8.61	7,425
12.38	37,358	7.27	26,068
14.50	7,400	9.58	0
15.19	11,724	6.50	8,793
15.50	563,425	5.96	563,425
16.17	25,404	6.75	19,053
17.00	286,579	7.55	143,890
19.37	123,250	5.96	123,250
18.57	56,670	7.27	35,419
20.26	11,724	6.50	8,793
21.56	25,404	6.75	19,053
23.25	123,250	5.96	123,250
24.76	56,670	7.27	35,419
25.32	2,565	6.50	1,924
26.15	18,600	8.23	4,650
26.96	5,557	6.75	4,168
30.39	2,567	6.50	1,926
30.95	12,397	7.27	7,748
32.35	5,557	6.75	4,168
37.13	12,397	7.27	7,748

$13.53	2,979,403	6.47	2,515,785

        The fair value of options granted used to compute pro forma net income disclosures here and within Note 2 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31,
	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.00	60.00	60.00
Risk-free interest rate	3.22	4.29	5.19
Expected life	6 years	6 years	6 years

        The effect of applying FASB Statement No. 123 for providing pro forma disclosures is not likely to be representative of the effect on reported net income in future years.

13.    Earnings Per Share

        In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the 2003, 2002 and 2001 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,375,977, 429,912 and 1,839,798 during the years ending December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002, and 2001, respectively, 439,832, 1,221,407, and 341,718 incremental shares of common stock were included in diluted weighted average shares outstanding.

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

        The interest rate swap originally matured on February 7, 2003 and had an underlying notional amount of $45,000,000. The floating interest rate to be paid to the Company was based on the three-month U.S. dollar London Interbank Offered Rate (LIBOR), which was reset quarterly. Effective January 1, 2001, the Agreement was amended to change the fixed rate to be paid by the Company to 6.705%. In addition, the maturity date of the Agreement was extended to February 28, 2003. Any differences paid or received under the terms of the Agreement were recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying debt obligation.

        The fair value of the interest rate swap approximated a $606,000 net payable based on quoted market prices for similar instruments at December 31, 2002. The estimated fair value of the swap fluctuated over time based on changes in floating interest rates; however, these fair value amounts should not be viewed in isolation but rather in relation to the overall reduction in the Company's exposure to adverse fluctuations in floating interest rates. The Company recorded the fair value of the interest rate swap transaction at January 1, 2001, which resulted in a reduction in consolidated stockholders' equity of approximately $910,000. To test effectiveness of the interest rate swap, the Company compared the present value of the cumulative change in the fair value of the interest rate swap with the present value of the cumulative change in the expected variable interest payments.

        The Company was exposed to credit loss in the event of nonperformance by the counterparty to the Agreement. The amount of such exposure was limited to the unpaid portion of amounts due to the Company, if any, pursuant to the Agreement. However, management believed that this exposure was mitigated by provisions in the Agreement that allow for the legal right of offset of any amounts due to the Company from the counterparty with any amounts payable to the counterparty by the Company. As a result, management considered the risk of counterparty default to be minimal. At December 31, 2002 and 2001, the Company expected to reclassify approximately $606,000 and $1,939,000, respectively, of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the twelve months following December 31, 2002 and 2001, respectively. On February 28, 2003, the maturity date, the Company paid the last payment on the Agreement.

15.    Related Party Transactions

        The Company provides services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $6,863,000, $6,186,000, and $8,671,000 in 2003, 2002 and 2001, respectively. Accounts receivable due from these hospitals at December 31, 2003 and 2002 were approximately $736,000 and $703,000, respectively.

16.    Discontinued Operations

        In August 2001, the FASB issued Statement No. 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of FASB Statement No. 144 as of January 1, 2002.

        In March 2002, the Company committed itself to a formal plan to dispose of its subsidiary, E-Staff, a Delaware corporation, through a sale of this business. E-Staff was previously included in the Company's other human capital management services segment. The Company had acquired substantially all of the assets of E-Staff, effective July 31, 2000, for $1,500,000. The asset purchase agreement provided for potential earnout payments of up to $3,750,000 based on achievement of a defined development milestone and the profits of E-Staff over a three-year period ending July 31, 2003. This contingent consideration was not related to the seller's employment. The Company paid $500,000 upon achievement of the developmental milestone in the first quarter of 2002. The amount was recorded to assets from discontinued operations, net. Due to the discontinuance of the E-Staff business, the Company made no additional earnout payments.

        E-Staff was an application service provider that had developed an Internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. As an application service provider E-Staff was to maintain the database of the client's employees on E-Staff's servers. Prospective E-Staff clients were concerned about placing their healthcare employees' names and credentials on servers owned or controlled by one of the nation's largest healthcare staffing companies. Accordingly, the Company decided to sell this subsidiary. Pursuant to FASB Statement No. 144, the consolidated financial statements of the Company were reclassified to reflect the discontinuance of E-Staff. Accordingly certain costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations.

        In September 2002, the Company decided to retain a portion of the E-Staff software and related equipment for internal use. As a result, in September 2002, approximately $436,000 of related software and equipment were reclassified from assets from discontinued operations, net, to property and equipment, net. These assets and the related depreciation expense have been reclassified to continuing operations for all periods presented in the accompanying consolidated balance sheets and statements of operations. These reclassifications did not have a material impact on the Company's consolidated financial position or results of operations. Based on discussions with potential buyers of the E-Staff technology during the third quarter of 2002, the Company evaluated the ongoing value of E-Staff and determined that approximately $4,143,000 of the carrying amount of the net assets from discontinued operations was impaired. The Company wrote down the assets from discontinued operations to $302,000, which, when combined with liabilities from discontinued operations of $168,000 approximated their estimated fair value of approximately $134,000. Fair value, at that time, was based on the latest offer received for the sale and included the estimated cash flows from the sale of E-Staff to a potential buyer, adjusted for the estimated probability of the sale. The impairment charge of $2,539,506, net of income tax benefit of $1,603,244, is included in the accompanying consolidated statement of operations as loss from discontinued operations for the year ended December 31, 2002.

        As a result of the difficulty encountered in selling the business, the Company abandoned its efforts to sell the E-staff business during the first quarter of 2003 and decided to dispose of the subsidiary by winding down its operations. E-staff operations ceased as of March 31, 2003. The Company determined that approximately $302,000 of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was taken during the first quarter of 2003 and is included in the accompanying consolidated statements of operations as loss from discontinued operations for the year ended December 31, 2003. There are no remaining assets or liabilities at December 31, 2003.

        On December 20, 2000, the Company committed itself to a formal plan to dispose of its wholly-owned subsidiary, HospitalHub, through a sale or liquidation of this business segment. Under the provisions of FASB Statement No. 144, disposal activities that were initiated prior to the initial application of the Statement should continue to be accounted for in accordance with the prior pronouncement. Pursuant to APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company reflect the discontinuance of HospitalHub. Accordingly, the revenue and costs and expenses of HospitalHub have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations. There were no assets or liabilities relating to HospitalHub at December 31, 2003 or 2002. The divestiture was completed in the second quarter of 2001.

17.    Segment Information

        The Company has two reportable operating segments: healthcare staffing and other human capital management services. The healthcare staffing operating segment includes travel staffing, clinical research and trials staffing and per diem staffing. This segment provides temporary staffing services of healthcare professionals primarily to hospitals, laboratories and pharmaceutical and biotechnology companies. The other human capital management services segment includes the combined results of our education and training, healthcare consulting services, physician search and resource management services.

        The Company's management evaluates performance of each segment primarily based on revenues and contribution income (which is defined as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reported segment). The Company's management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. (See Footnote 3—Goodwill and Other Identifiable Intangible Assets). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2—Summary of Significant Accounting Policies). The information in the following table is derived from the segments' internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments. Information on operating segments and a reconciliation of such information to income from continuing operations for the periods indicated are as follows:

	Year ended December 31,
	2003	2002	2001
Revenue from unaffiliated customers:
Healthcare staffing	$636,393,844	$588,743,378	$466,985,416
Other human capital management services	50,535,800	51,209,537	37,378,221

	$686,929,644	$639,952,915	$504,363,637

Contribution income(a):
Healthcare staffing	$76,061,308	$81,159,968	$70,852,551
Other human capital management services	4,659,354	6,520,861	4,701,442
Unallocated corporate overhead	24,645,754	21,449,824	18,314,805
Depreciation	4,529,591	3,524,004	2,699,916
Amortization	3,548,338	3,147,952	14,851,382
Non-recurring secondary offering costs	16,173	886,036	—
Interest expense, net	4,319,579	3,752,718	14,422,170
Loss on early extinguishment of debt	959,991	—	7,999,506

Income from continuing operations before income taxes	$42,701,236	$54,920,295	$17,266,214

(a)
The Company defines contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is not a measure of financial performance under generally accepted accounting principles and is only used by management when assessing segment performance. During the year ended December 31, 2002, the Company refined its methodology for identifying corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Upon review, certain individuals' salaries and related benefits were more specifically identified to the healthcare staffing segment. In addition, certain direct mail expenses were more specifically identified. Prior year segment data has been reclassified to reflect this improvement in its methodology.

18.   Quarterly Financial Data (Unaudited)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue from services	$161,002,905	$165,911,567	$184,389,467	$175,625,705
Gross profit	39,521,610	40,984,088	44,877,399	41,586,916
Income from continuing operations(a)	7,422,081	6,813,437	6,803,877	5,136,463
(Loss) income from discontinued operations(a)	(371,120)	16,973	(944)	18

Net income	$7,050,961	$6,830,410	$6,802,933	$5,136,481

Net income (loss) per common share-basic(a):
Income from continuing operations	$0.23	$0.21	$0.21	$0.16
(Loss) income from discontinued operations	(0.01)	0.00	(0.00)	0.00

Net income	$0.22	$0.21	$0.21	$0.16

Net income (loss) per common share-diluted(a):
Income from continuing operations	$0.23	$0.21	$0.21	$0.16
(Loss) income from discontinued operations	(0.01)	0.00	(0.00)	0.00

Net income	$0.22	$0.21	$0.21	$0.16

2002
Revenue from services	$158,165,456	$158,738,288	$160,152,688	$162,896,483
Gross profit	38,010,786	40,670,059	40,702,880	42,019,555
Income from continuing operations(a)	7,213,226	8,452,414	8,753,302	9,247,199
Loss from discontinued operations(a)	(216,404)	(420,643)	(2,881,396)	(364,993)

Net income	$6,996,822	$8,031,771	$5,871,906	$8,882,206

Net income (loss) per common share-basic(a):
Income from continuing operations	$0.23	$0.26	$0.27	$0.28
Loss from discontinued operations	(0.01)	(0.01)	(0.09)	(0.01)

Net income	$0.22	$0.25	$0.18	$0.27

Net income (loss) per common share-diluted(a):
Income from continuing operations	$0.21	$0.25	$0.26	$0.28
Loss from discontinued operations	(0.00)	(0.01)	(0.09)	(0.01)

Net income	$0.21	$0.24	$0.17	$0.27

(a)
Pursuant to FASB Statement No. 144, the consolidated financial statements of the Company have been reclassified in all periods presented to reflect the discontinuance of E-Staff.

Schedule II

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Other Changes		Balance at End of Period
	Valuation and Qualifying Accounts (for continuing operations)
Allowance for Doubtful Accounts
Year ended December 31, 2001	$2,087,747	$1,273,656	$(989,037)	$—	$52,499	(a)	$2,424,865
Year ended December 31, 2002	2,424,865	242,230	(599,332)	105,743	76,541	(b)	2,250,047
Year ended December 31, 2003	2,250,047	1,594,020	(949,703)	52,178	667,292	(c)	3,613,834

(a)
Allowance for doubtful accounts for receivables acquired in ClinForce acquisition.

(b)
Allowance for doubtful accounts for receivables acquired in NovaPro acquisition.

(c)
Allowance for doubtful accounts for receivables acquired in Med-Staff acquisition.

II-1

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures
Exhibit Index
INDEX TO FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
Cross Country Healthcare, Inc. Consolidated Balance Sheets
Cross Country Healthcare, Inc. Consolidated Statements of Operations
Cross Country Healthcare, Inc. Consolidated Statement of Stockholders' Equity
Cross Country Healthcare, Inc. Consolidated Statements of Cash Flows
Cross Country Healthcare, Inc. Notes to Consolidated Financial Statements December 31, 2003
Schedule II