Form 10-Q
period 2004-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2004-05-10
CIK 1141103

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number 0-33169

CROSS COUNTRY HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-4066229 (I.R.S. Employer Identification Number)
6551 Park of Commerce Blvd, N.W. Boca Raton, Florida (Address of principal executive offices)	33487 (Zip Code)
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

The registrant had outstanding 31,962,881 shares of Common Stock, par value $0.0001 per share, as of April 30, 2004.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

MARCH 31, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$17	$—
Accounts receivable, net	112,656	112,407
Income taxes receivable	—	2,310
Other current assets	12,826	12,572

Total current assets	125,499	127,289
Property and equipment, net	12,568	12,602
Goodwill, net	309,110	307,532
Trademarks, net	15,749	15,749
Other identifiable intangible assets, net	8,048	8,580
Other assets, net	2,906	2,972

Total assets	$473,880	$474,724

Current liabilities:
Accounts payable and accrued expenses	$4,228	$9,462
Accrued employee compensation and benefits	32,740	29,994
Current portion of long-term debt and notes payable	4,668	4,944
Other current liabilities	4,502	3,358

Total current liabilities	46,138	47,758
Deferred income taxes	17,649	17,649
Long-term debt and notes payable	82,823	88,794

Total liabilities	146,610	154,201
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	254,139	251,988
Other stockholders' equity	73,128	68,532

Total stockholders' equity	327,270	320,523

Total liabilities and stockholders' equity	$473,880	$474,724

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Income
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue from services	$172,612	$161,003
Operating expenses:
Direct operating expenses	132,436	121,481
Selling, general and administrative expenses	28,095	25,013
Bad debt expense	626	—
Depreciation	1,593	1,068
Amortization	692	747

Total operating expenses	163,442	148,309

Income from operations	9,170	12,694
Other expenses:
Interest expense, net	1,247	586

Income from continuing operations before income taxes	7,923	12,108
Income tax expense	3,066	4,686

Income from continuing operations	4,857	7,422
Discontinued operations, net of income taxes	—	(371)

Net income	$4,857	$7,051

Net income/(loss) per common share-basic:
Income from continuing operations	$0.15	$0.23
Discontinued operations, net of income taxes	—	(0.01)

Net income	$0.15	$0.22

Net income/(loss) per common share-diluted:
Income from continuing operations	$0.15	$0.23
Discontinued operations, net of income taxes	—	(0.01)

Net income	$0.15	$0.22

Weighted average common shares outstanding-basic	31,861	32,247
Weighted average common shares outstanding-diluted	32,570	32,607

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income	$4,857	$7,051
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,593	1,068
Amortization	692	747
Bad debt expense	626	—
Amortization of deferred compensation	16	—
Loss from discontinued operations	—	371
Changes in operating assets and liabilities:
Accounts receivable	(875)	1,143
Income tax receivable and other current assets	2,057	1,819
Accounts payable and accrued expenses	(2,488)	478
Other current liabilities	1,701	3,490

Net cash provided by continuing operations	8,179	16,167
Loss from discontinued operations, net	—	(371)
Loss on impairment of discontinued operations	—	302
Change in net assets from discontinued operations	—	(225)

Net cash used in discontinued operations	—	(294)

Net cash provided by operating activities	8,179	15,873
Investing activities
Acquisitions and earnout payments	(1,578)	(3,195)
Purchases of property and equipment	(1,559)	(573)
Other investing activities	—	(47)

Net cash used in investing activities	(3,137)	(3,815)
Financing activities
Repayment of debt	(79,872)	(15,320)
Proceeds from issuance of debt	73,625	—
Other financing activities	1,222	273

Net cash used in financing activities	(5,025)	(15,047)
Change in cash and cash equivalents	17	(2,989)
Cash and cash equivalents at beginning of period	—	17,210

Cash and cash equivalents at end of period	$17	$14,221

Supplemental disclosures of noncash financing activities:
Tax benefit from stock option exercises	$557	$28

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

        On May 8, 2003, the name of the corporation was changed to Cross Country Healthcare, Inc. from Cross Country, Inc. The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its subsidiaries, all of which are wholly-owned (collectively, the "Company"). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2.     RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     EARNINGS PER SHARE

        In accordance with the requirements of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding including the vested portion of restricted shares. The denominator used to calculate diluted earnings per share reflects the dilutive effects of stock options and nonvested restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive. Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three month periods ended March 31, 2004 and 2003, were 708,788 and 359,179, respectively.

4.     STOCK-BASED COMPENSATION

        The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the average market value of the underlying stock on the date of grant.

        The Company issued a total of 16,216 shares of restricted stock to certain key employees in the first quarter of 2003. The restricted stock vests based on continued employment in three equal annual installments on the first, second and third anniversary of the grant date. Under APB Opinion No. 25, compensation expense related to grants of restricted stock is recognized over the period in which services are performed. The fair market value of the shares on the grant date approximated $0.2 million. On the date of grant, deferred compensation of $0.2 million was recorded as a contra-equity account in additional paid-in capital and is being amortized to operations over the related vesting period.

        The pro-forma disclosure of stock based compensation required by FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, is shown below.

        The Company's consolidated net income during the three month periods ended March 31, 2004 and 2003, would have changed to the pro forma amounts set forth below had the Company's stock option grants been accounted for under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2004	2003
	(Unaudited, amounts in thousands, except per share data)
Net income as reported	$4,857	$7,051
Stock based employee compensation included in reported net income	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(216)	(592)

Pro forma net income applying FASB Statement No. 123	$4,641	$6,459

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.15	$0.22

Net income per common share-diluted	$0.15	$0.22

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.15	$0.20

Pro forma net income per common share-diluted	$0.14	$0.20

5.     ACQUISITIONS

        On June 5, 2003, the Company acquired substantially all of the assets of Med-Staff, Inc. (Med-Staff) for $102.2 million in cash, net of a post-closing working capital adjustment. The Company made the strategic acquisition to broaden its travel nurse recruiting and placement efforts, to provide a sizable platform in per diem nurse staffing, and to gain a direct presence in nurse staffing at military hospitals and clinics. The consideration for this acquisition was $104.0 million in cash paid at closing, of which $7.5 million is being held in escrow to cover any post-closing liabilities that may occur before December 5, 2004. The purchase price was subject to a post-closing adjustment based on changes in the net working capital of the acquired company. In the fourth quarter of 2003, the post-closing net working capital adjustment of approximately $1.8 million was calculated and allocated to goodwill as a reduction to the purchase price.

        In addition, the related asset purchase agreement provided for potential earnout payments up to a maximum of $37.5 million based on adjusted earnings before interest, taxes, depreciation and amortization (as defined in the asset purchase agreement) of Med-Staff for the one year period ending December 31, 2003. Med-Staff did not qualify to receive any earnout payments.

        The acquisition has been included in the healthcare staffing segment and the results of Med-Staff's operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

        Had the Company purchased Med-Staff on January 1, 2003, on a pro forma basis revenue, net income, and basic and diluted earnings per share, would have been $203.5 million, $7.7 million, and $0.24, respectively. These pro forma amounts give effect to certain adjustments, including amortization of specifically identifiable intangibles, incremental ongoing expenses, incremental interest expense and related income tax effects. These pro forma results include a pre-tax reduction to net income for a loss on early extinguishment of debt of approximately $1.1 million. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place on January 1, 2003 or of future results of operations.

        As of March 31, 2004, the Company is contingently liable for additional earnout payments of approximately $0.6 million in the aggregate relating to its acquisitions of Gill/Balsano Consulting, LLC (Gill/Balsano), and Jennings Ryan & Kolb (JRK). Each of these contingent payments is based on profitability measures as defined by their respective purchase agreements (earnout payments). Upon payment, the amounts are allocated to goodwill as additional purchase price. During the three month period ended March 31, 2004, the Company paid approximately $0.7 million and $0.9 million in earnout payments for Gill/Balsano and JRK, respectively, in accordance with their purchase agreements. During the three month period ended March 31, 2003, the Company paid approximately $2.0 million, $0.7 million and $0.5 million in earnout payments for Heritage Professional Education, LLC, Gill/Balsano, and JRK, respectively.

6.     DISPOSAL OF BUSINESS

        The Company abandoned its efforts to sell the E-staff business during the first quarter of 2003 and decided to dispose of this subsidiary by winding down its operations. E-staff operations ceased as of March 31, 2003. The Company determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was taken during the first quarter of 2003 and is included in the accompanying condensed consolidated statements of income as loss from discontinued operations for the three month period ending March 31, 2003.

7.     COMPREHENSIVE INCOME

        The Company was party to an interest rate swap agreement which effectively fixed the interest rate paid on $45.0 million of borrowings under the Company's prior amended credit facility at 6.71%, effective January 1, 2001, plus an applicable margin. The Company recorded the fair value of this instrument in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In February 2003, the Company paid the last payment on the interest rate swap agreement in accordance with the maturity date of the instrument. Upon maturity of the interest rate swap agreement, the Company reclassified the remaining accumulated derivative loss of $0.4 million to interest expense, net, on the accompanying condensed consolidated statements of income. There are no other components of comprehensive income other than the Company's consolidated net income and the accumulated derivative change during the three month periods ending March 31, 2004 and 2003.

8.     DEBT

        During the three month period ended March 31, 2004, the Company repaid $6.2 million on the term loan portion of its credit facility, of which $5.0 million was an optional prepayment. The aggregate scheduled maturities of all of the Company's long-term debt are as follows, including amounts due for the remainder of 2004:

Year Ending December 31:	(Unaudited, amounts in thousands)
2004	$3,390
2005	4,520
2006	4,520
2007	4,519
2008	36,156
Thereafter	33,896

$87,001

9.     STOCKHOLDERS' EQUITY

        On November 1, 2002, the Company's Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the three month period ended March 31, 2004, the Company purchased 16,400 shares of common stock at an average cost of $15.94 per share pursuant to its current authorization. The cost of such purchases was approximately $0.3 million. Substantially all of these shares were retired as of March 31, 2004.

        The Company can purchase up to an additional 482,200 shares at an aggregate price not to exceed approximately $11.0 million under the previously authorized stock repurchase program. This repurchase program is within the limits of the Company's current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At March 31, 2004, the Company had approximately 32.0 million shares outstanding.

10.   SEGMENT DATA

        Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended March 31,
	2004	2003
	(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$158,960	$148,243
Other human capital management services	13,652	12,760

	$172,612	$161,003

Contribution income (a):
Healthcare staffing	$15,574	$18,902
Other human capital management services	1,682	1,427
Unallocated corporate overhead	5,801	5,820
Depreciation	1,593	1,068
Amortization	692	747
Interest expense, net	1,247	586

Income from continuing operations before income taxes	$7,923	$12,108

(a)
The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance.

11.   CONTINGENCIES

        The Company's Cross Country TravCorps, Inc. and Cross Country Nurses, Inc. subsidiaries are the subjects of a class action lawsuit filed in the Superior Court of California in Orange County alleging, among other things, violations of certain sections of the California Labor Code, unfair competition and breach of contract. This lawsuit is currently in the very early stages, it has not been certified by the court as a class action, and no monetary damages have been specified. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

        The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company's consolidated financial position or results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K, filed for the year ended December 31, 2003, and is intended to assist the reader in understanding the financial results and condition of the Company.

        Certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

        The following table summarizes, for the periods indicated, selected statements of income data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenue from services	100.0%	100.0%
Direct operating expenses	76.7	75.5
Selling, general and administrative expenses	16.3	15.5
Bad debt expense	0.4	—
Depreciation and amortization	1.3	1.1

Income from operations	5.3	7.9
Interest expense, net	0.7	0.4

Income from continuing operations before income taxes	4.6	7.5
Income tax expense	1.8	2.9

Income from continuing operations	2.8	4.6
Discontinued operations, net of income taxes	—	(0.2)

Net income	2.8%	4.4%

RESULTS OF OPERATIONS—Three months ended March 31, 2004 compared to three months ended
March 31, 2003

        REVENUE FROM SERVICES increased $11.6 million, or 7.2%, to $172.6 million for the three months ended March 31, 2004 as compared to $161.0 million for the three months ended March 31, 2003. The increase was primarily due to the acquisition of Med-Staff, Inc. (Med-Staff) on June 5, 2003. Excluding the effect of this acquisition, revenue decreased $21.9 million, or 13.6%. This decrease was primarily due to a decrease in revenue from other healthcare staffing businesses partially offset by an increase in our other human capital management businesses. The organic decrease in other healthcare staffing was mostly from our travel staffing operations but was partially offset by an increase in our clinical trials, international recruitment and organic per diem business. The increase in other human capital management was primarily due to an increase in our educational seminars business. See Segment Information below for further analysis.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $132.4 million for the three months ended March 31, 2004 as compared to $121.5 million for the three months ended March 31, 2003. As a percentage of revenue, direct operating expenses represented 76.7% of revenue for the three months ended March 31, 2004 and 75.5% for the three months ended March 31, 2003. This increase is primarily attributable to the higher mix of healthcare staffing businesses, which operate at higher direct cost structures than our other human capital management services businesses, as well as higher housing and insurance costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $28.1 million for the three months ended March 31, 2004 as compared to $25.0 million for the three months ended March 31, 2003. This increase is primarily due to the added selling, general and administrative expenses of the Med-Staff organization. As a percentage of revenue, selling, general and administrative expenses were 16.3% and 15.5% for the three months ended March 31, 2004 and 2003, respectively, reflecting negative operating leverage resulting from an organic decline in volume.

        BAD DEBT EXPENSE totaled $0.6 million for the three months ended March 31, 2004, which represented 0.4% of revenue. The amount primarily represents an increase in the allowance for doubtful accounts to cover the increased aging on certain accounts in the three months ended March 31, 2004. We experienced a shift in relative mix of our business towards the Northeast where we tend to have slower-paying customers. We did not record bad debt expense for the three months ended March 31, 2003 primarily due to improved collections and a decrease in write-offs.

        DEPRECIATION AND AMORTIZATION EXPENSE totaled $2.3 million for the three months ended March 31, 2004 and included a $0.2 million write-off of certain software the Company will not be using in the future. This compared to depreciation and amortization of $1.8 million for the three months ended March 31, 2003. As a percentage of revenue, depreciation and amortization expense was 1.3% of revenue for the three months ended March 31, 2004 as compared to 1.1% for the three months ended March 31, 2003.

        NET INTEREST EXPENSE totaled $1.2 million for the three months ended March 31, 2004 as compared to $0.6 million for the three months ended March 31, 2003. This increase was primarily due to an increase in interest expense relating to higher average borrowings outstanding during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, partially offset by lower average interest rate charges in the three months ended March 31, 2004 relating, in part, to the expiration in February 2003 of our interest rate swap agreement. Average borrowings outstanding were higher in the three months ending March 31, 2004 due to the incremental financing for the acquisition of Med-Staff partially offset by repayments of debt. The effective interest rate for the three months ended March 31, 2004 was 5.3% compared to a rate of 8.4% for the three months ended March 31, 2003.

        INCOME TAX EXPENSE totaled $3.1 million for the three months ended March 31, 2004 as compared to $4.7 million for the three months ended March 31, 2003. The effective tax rate was 38.7% for both the three month periods ending March 31, 2004 and 2003.

        DISCONTINUED OPERATIONS for the three months ended March 31, 2003 was a loss of $0.4 million relating to the discontinued E-Staff business which included an impairment charge of $0.3 million after taxes, relating to the E-Staff technology, a web-enabled business. In the first quarter of 2003, E-Staff operations ceased.

SEGMENT INFORMATION

        The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended March 31,
	2004	2003
	(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$158,960	$148,243
Other human capital management services	13,652	12,760

	$172,612	$161,003

Contribution income (a):
Healthcare staffing	$15,574	$18,902
Other human capital management services	1,682	1,427
Unallocated corporate overhead	5,801	5,820
Depreciation	1,593	1,068
Amortization	692	747
Interest expense, net	1,247	586

Income from continuing operations before income taxes	$7,923	$12,108

(a)
We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance.

HEALTHCARE STAFFING

        Revenue from our healthcare staffing business segment increased $10.7 million, or 7.2%, to $159.0 million for the three months ended March 31, 2004 from $148.2 million for the three months ended March 31, 2003. This increase was primarily attributable to the acquisition of Med-Staff on June 5, 2003, as well as increases in revenue from our international nurse recruitment and clinical trials staffing businesses, and partially offset by a decrease in other healthcare staffing businesses. Excluding the effect of the Med-Staff acquisition, revenue decreased $22.8 million, or 15.4%. This decrease was due to a decrease in the average number of full time equivalents (FTEs), representing $19.8 million of the decrease; a decrease in the average hourly bill rate, contributing $1.7 million to the decrease; and an increase in the percentage of FTEs working under mobile contracts, representing $1.3 million of the decrease.

        On a combined basis, the number of full time equivalents (FTEs) increased 9% over the prior year quarter. Excluding the FTEs from the Med-Staff acquisition, the average number of FTEs on contract, decreased 15% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our travel staffing operations and partially offset by higher FTEs in our clinical trials staffing, per diem and international recruitment businesses. Demand for our travel nurse operations had weakened throughout 2003 due to a more cautious buying process on the part of acute care hospital customers. We believe the cautious buying process will continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages. However, there may be a change in direction in this dynamic based on the number of orders for contract nurses we have been receiving, although, our contract bookings remain well below prior year's levels. We believe nurses have become more reluctant to seek travel assignments when the demand for contract employment weakens. We believe that demand for outsourced travel nursing services will increase in the long term, driven by an aging population and an increasing shortage of nurses, but we cannot predict when that will happen.

        The average bill rates in our core travel nurse staffing business during the three months ended March 31, 2004, were 1% lower than the three months ended March 31, 2003. Fees relating to the co-marketing arrangements we have with group purchasing organizations in which we have exclusive or preferred provider status and third-party administrative fees relating to vendor managed programs we provide services under, are included as an offset to revenue. As we have seen an increase in co-marketing expenses dispersed to secure more preferred provider relationships and an increase in vendor management services being utilized by our customers, these fees have impacted our average bill rates to a greater extent in the three months ended March 31, 2004.

        Mobile contracts, where the nurse is on the hospital payroll, accounted for 3% of our volume in our core travel nursing operations in the three months ended March 31, 2004 as compared to 2% of our volume in our core travel nursing operations in the three months ended March 31, 2003.

        For the three months ended March 31, 2004, nurse staffing operations generated 88.3% of healthcare staffing revenue and 11.7% was generated by other operations. For the three month period ended March 31, 2003, 88.2% of healthcare staffing revenue was generated from nursing operations and 11.8% was generated by other operations.

        Contribution income from our healthcare staffing segment for the quarter ended March 31, 2004 decreased 17.6% or $3.3 million from $18.9 million to $15.6 million. Contribution income was impacted by relatively higher housing and insurance costs, partially offset by the contribution from the Med-Staff acquisition. As a percentage of healthcare staffing revenue, contribution income was 9.8% for the three months ended March 31, 2004 compared to 12.8% for the three months ended March 31, 2003. As mentioned above, our revenue for the three months ended March 31, 2004 was impacted by third-party vendor management fees and co-marketing expenses. In addition, the increase in direct costs in our travel staffing businesses was not offset by an increase in pricing to our customers. All of these factors combined with less leverage on our overhead contributed to this decrease in contribution income as a percentage of revenues.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

        Revenue from other human capital management services increased 7.0% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was primarily due to higher revenue from our educational training business reflecting higher seminar attendance than the prior year's quarter.

        Contribution income from other human capital management services for the quarter ended March 31, 2004 increased 17.9% to $1.7 million from $1.4 million for the three months ended March 31, 2003. This increase was primarily due to the increase in revenues from our educational seminars business. Contribution income as a percentage of other human capital management services revenue for the three months ended March 31, 2004 was 12.3% compared to 11.2% for the three months ended March 31, 2003.

UNALLOCATED CORPORATE OVERHEAD

        Unallocated corporate overhead was $5.8 million in both the three months ended March 31, 2004 and 2003. As a percentage of consolidated revenue, unallocated corporate overhead was 3.4% during the three months ended March 31, 2004 compared to 3.6% during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2004 and December 31, 2003, we had a current ratio, the amount of current assets divided by current liabilities, of 2.7 to 1.0. Working capital was $79.4 as of March 31, 2004 compared to $79.5 million as of December 31, 2003.

        Net cash provided by operating activities for the three months ended March 31, 2004 was $8.2 million compared to $15.9 million for the three months ended March 31, 2003. This decrease was primarily due to a relatively large decrease in working capital in the three months ended March 31, 2003 compared to only a slight decrease in working capital in the three months ended March 31, 2004. While Day's Sales Outstanding (DSO) improved from 60 days as of December 31, 2003 to 59 days at March 31, 2004, the increased revenue contributed to an increase in accounts receivable in the three months ended March 31, 2004. Conversely, during the three months ended March 31, 2003, there was an improvement in DSO of 2 days and a related decrease in accounts receivable. Additionally, timing of vendor and employee compensation payments affected the comparisons between the two periods.

        Investing activities used $3.1 million of cash in the three months ended March 31, 2004 compared to $3.8 million during the three months ended March 31, 2003. Investing activities in both the three months ended March 31, 2004 and 2003 were primarily attributable to earnout payments relating to previous acquisitions and capital expenditures.

        Net cash used in financing activities in the three months ended March 31, 2004 was $5.0 million compared to $15.0 million in the three months ended March 31, 2003. During the three months ended March 31, 2004 we repaid $6.2 million of the term loan portion of debt, including prepayments on our term loan of $5.0 million. The use of cash in the three months ended March 31, 2004 was partially offset by net proceeds from other financing activities. Other financing activities included the proceeds from the exercise of stock options and the purchase of our common stock pursuant to our stock repurchase program.

        On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. During the three month period ended March 31, 2004, we purchased 16,400 shares of common stock at an average cost of $15.94 per share pursuant to its current authorization. The cost of such purchases was approximately $0.3 million. As of March 31, 2004, we purchased 1,017,800 shares of our common stock at an average cost of $13.74 per share pursuant to the current authorization. Substantially all of the common stock was retired. The cost of such purchases was approximately $14.0 million. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

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

COMMITMENTS

        The following table and discussion reflects our remaining significant contractual obligations and other commitments as of March 31, 2004:

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
Term Loan (a)	$87,001	$3,390	$4,520	$4,520	$4,519	$36,156	$33,896
Operating Leases	23,483	3,230	4,524	3,884	2,851	2,211	6,783

	$110,484	$6,620	$9,044	$8,404	$7,370	$38,367	$40,679

(a)
Under the credit facility we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such a default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared to be immediately due and payable.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

        Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

        No new standards have been issued that impact Cross Country Healthcare, Inc.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients' ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2003.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Theodora Cossack, et. al. v. Cross Country TravCorps, Inc. and Cross Country Nurses, Inc.

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

        Cross Country demurred to all causes alleged by one of the plaintiffs, Barry Phillips, on the grounds that he lacks standing to sue. On December 12, 2003, the court sustained the demurrer as to all causes of action brought by that plaintiff, except his representative claim under §17200 of the California statutes. On or about December 15, 2003, plaintiffs filed an amended complaint. Cossack remains a plaintiff on all causes of action. On or about January 14, 2004, the Company filed its answer to the amended complaint.

        The lawsuit is currently in its very early stages and has not yet been certified by the court as a class action. As a result, we are unable at this time to determine our potential exposure. We intend to vigorously defend this matter.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended March 31, 2004, we purchased 16,400 shares of common stock at an average cost of $15.94 per share pursuant to its current authorization. A summary of the repurchase activity for the Company's first quarter of 2004 follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2004	-	NA	NA	498,600
February 1—February 29, 2004	-	NA	NA	498,600
March 1—March 31, 2004	16,400	$15.94	16,400	482,200

Total January 1—March 31, 2004	16,400	$15.94	16,400	482,200

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a)    See Exhibit Index immediately following signature page.

        b)    On January 9, 2004, the Company filed a Report on Form 8-K announcing a presentation the Company was going to make. This information was filed under items 7, 9 and 12.

        On January 27, 2004, the Company filed a Report on Form 8-K to announce the dates of its quarterly earning release and teleconference call and another presentation it will be making. This information was filed under items 5, 7, 9 and 12.

        On February 20, 2004, the Company filed a Report on Form 8-K under items 7 and 12 announcing the Company's fourth quarter results with related financial information.

        On February 24, 2004, the Company filed a Report on Form 8-K under items 7, 9 and 12 announcing a presentation that the Company was making at a conference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
By:	/s/ EMIL HENSEL Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
By:	/s/ DANIEL J. LEWIS Daniel J. Lewis Corporate Controller (Principal Accounting Officer)
Date: May 10, 2004

EXHIBIT INDEX

No.	Description
10.1	Second Amendment to Lease by and between Canterbury Hall 1C, LLC (successor-in-interest to Petula Associates, Ltd.), and Principal Life Insurance Company as tenants-in-common, and Clinforce, Inc. (successor by name change to Clinical Trials Support Services, Inc.), dated October 10, 2003, including Commencement Letter.
10.2	Lease Agreement by and between the Goldberg Brothers Real Estate LLC, Steven J. Goldberg and William H. Goldberg, Co-Managers as Landlords and TVCM, Inc. as Tenant, dated January 30, 2004.
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer