Form 10-Q
period 2004-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2004-08-09
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

Or

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________ to ___________

Commission file number 0-33169

CROSS COUNTRY HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-4066229 (I.R.S. Employer Identification Number)

6551 Park of Commerce Blvd, N.W.

Boca Raton, Florida 33487

(Address of principal executive offices)(Zip Code)

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

The registrant had outstanding 32,032,438 shares of Common Stock, par value $0.0001 per share, as of July 31, 2004.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

JUNE 30, 2004

ii

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2004	December 31, 2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	102,846	112,407
Income taxes receivable	2,153	2,310
Other current assets	12,305	12,572
Total current assets	117,304	127,289
Property and equipment, net	12,582	12,602
Goodwill, net	309,110	307,532
Trademarks, net	15,749	15,749
Other identifiable intangible assets, net	7,673	8,580
Other assets, net	2,755	2,972
Total assets	$465,173	$474,724

Current liabilities:
Accounts payable and accrued expenses	$6,466	$9,462
Accrued employee compensation and benefits	33,788	29,994
Current portion of long-term debt and notes payable	3,671	4,944
Other current liabilities	4,450	3,358
Total current liabilities	48,375	47,758

Deferred income taxes	17,649	17,649
Long-term debt and notes payable	65,880	88,794
Total liabilities	131,904	154,201
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	254,779	251,988
Other stockholders' equity	78,487	68,532
Total stockholders' equity	333,269	320,523
Total liabilities and stockholders' equity	$465,173	$474,724

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue from services	$167,305	$165,912	$339,917	$326,915
Operating expenses:
Direct operating expenses	127,195	124,928	259,631	246,409
Selling, general and administrative expenses	28,426	26,383	56,521	51,396
Bad debt expense	530	—	1,156	—
Depreciation	1,352	1,038	2,945	2,106
Amortization	527	818	1,219	1,565
Non-recurring secondary offering costs	—	16	—	16
Total operating expenses	158,030	153,183	321,472	301,492
Income from operations	9,275	12,729	18,445	25,423
Other expenses:
Loss on early extinguishment of debt	—	960	—	960
Interest expense, net	1,012	655	2,259	1,241
Income from continuing operations before income taxes	8,263	11,114	16,186	23,222
Income tax expense	3,166	4,301	6,232	8,987
Income from continuing operations	5,097	6,813	9,954	14,235
Discontinued operations, net of income taxes	—	17	—	(354)
Net income	$5,097	$6,830	$9,954	$13,881

Net income/(loss) per common share - basic:
Income from continuing operations	$0.16	$0.21	$0.31	$0.44
Discontinued operations, net of income taxes	—	0.00	—	(0.01)
Net income	$0.16	$0.21	$0.31	$0.43

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.16	$0.21	$0.31	$0.44
Discontinued operations, net of income taxes	—	0.00	—	(0.01)
Net income	$0.16	$0.21	$0.31	$0.43

Weighted average common shares outstanding-basic	31,974	32,225	31,918	32,236
Weighted average common shares outstanding-diluted	32,584	32,581	32,578	32,593

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2004	2003

Operating activities
Net income	$9,954	$13,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,945	2,106
Amortization	1,219	1,565
Bad debt expense	1,156	—
Amortization of deferred compensation	32	15
Loss on early extinguishment of debt	—	960
Loss from discontinued operations	—	354
Changes in operating assets and liabilities:
Accounts receivable	8,405	7,822
Income taxes receivable and other current assets	1,117	(405)
Accounts payable and accrued expenses	798	(698)
Other current liabilities	1,092	2,943
Net cash provided by continuing operations	26,718	28,543

Loss from discontinued operations, net	—	(354)
Loss on impairment of discontinued operations	—	302
Change in net assets from discontinued operations	—	(221)
Net cash used in discontinued operations	—	(273)
Net cash provided by operating activities	26,718	28,270

Investing activities
Acquisitions and earnout payments	(1,578)	(107,586)
Purchases of property and equipment	(2,925)	(1,496)
Other investing activities	—	(7)
Net cash used in investing activities	(4,503)	(109,089)

Financing activities
Repayment of debt	(103,613)	(42,623)
Proceeds from issuance of debt	79,425	125,000
Other financing activities	1,973	(4,485)
Net cash (used in) provided by financing activities	(22,215)	77,892

Change in cash and cash equivalents	—	(2,927)
Cash and cash equivalents at beginning of period	—	17,210
Cash and cash equivalents at end of period	$—	$14,283

Supplemental disclosures of noncash financing activities:
Tax benefit from stock option exercises	$692	$45

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

        On May 8, 2003, the name of the corporation was changed to Cross Country Healthcare, Inc. from Cross Country, Inc. The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its subsidiaries, all of which are wholly-owned (collectively, the “Company”). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

2.     RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     EARNINGS PER SHARE

        In accordance with the requirements of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding including the vested portion of restricted shares. The denominator used to calculate diluted earnings per share reflects the dilutive effects of stock options and nonvested restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would have been anti-dilutive. Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and six month periods ended June 30, 2004 were 610,018 and 660,694, respectively.  Incremental shares of common stock included in the diluted weighted average shares outstanding calculation for the three and six month periods ended June 30, 2003 were 355,308 and 357,362, respectively.

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

        The Company’s consolidated net income during the three and six month periods ended June 30, 2004 and 2003, would have changed to the pro forma amounts set forth below had the Company’s stock option grants been accounted for under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited, amounts in thousands, except per share data)

Net income as reported	$5,097	$6,830	$9,954	$13,881

Stock based employee compensation included in reported net income	—	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(236)	(637)	(453)	(1,229)
Pro forma net income applying FASB Statement No. 123	$4,861	$6,193	$9,501	$12,652

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.16	$0.21	$0.31	$0.43
Net income per common share-diluted	$0.16	$0.21	$0.31	$0.43

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.15	$0.19	$0.30	$0.39
Pro forma net income per common share-diluted	$0.15	$0.19	$0.29	$0.39

5.     ACQUISITIONS

        On June 5, 2003, the Company acquired substantially all of the assets of Med-Staff, Inc. (Med-Staff) for $102.2 million in cash, net of a post-closing working capital adjustment. The Company made the strategic acquisition to broaden its travel nurse recruiting and placement efforts, to provide a sizable platform in per diem nurse staffing, and to gain a direct presence in nurse staffing at military hospitals and clinics. The consideration for this acquisition was $104.0 million in cash paid at closing, of which currently $7.5 million is being held in escrow to cover any post-closing liabilities that may occur before December 5, 2004. The purchase price was subject to a post-closing adjustment based on changes in the net working capital of the acquired company. In the fourth quarter of 2003, the post-closing net working capital adjustment of approximately $1.8 million was calculated and allocated to goodwill as a reduction to the purchase price.

        In addition, the related asset purchase agreement provided for potential earnout payments up to a maximum of $37.5 million based on adjusted earnings before interest, taxes, depreciation and amortization (as defined in the asset purchase agreement) of Med-Staff for the one year period ending December 31, 2003. Med-Staff did not qualify to receive any earnout payments.

        The acquisition has been included in the healthcare staffing segment and the results of Med-Staff’s operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

        The following unaudited pro forma summary presents the consolidated results of operations as if the Med-Staff acquisition had occurred on January 1, 2003. These pro forma amounts give effect to certain adjustments, including amortization of specifically identifiable intangibles, incremental ongoing expenses, incremental interest expense and related income tax effects. These pro forma results include a pre-tax reduction to net income for a loss on early extinguishment of debt of approximately $1.1 million. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place on January 1, 2003 or of future results of operations.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Unaudited, amounts in thousands, except per share data)

Revenue from services	$194,373	$397,885

Net income	$8,098	$15,792

Net income per share-basic	$0.25	$0.49

Net income per share-diluted	$0.25	$0.48

        As of June 30, 2004, the Company is contingently liable for additional earnout payments of approximately $0.6 million in the aggregate relating to its acquisitions of Gill/Balsano Consulting, LLC (Gill/Balsano), and Jennings Ryan & Kolb (JRK). Each of these contingent payments is based on profitability measures as defined by their respective purchase agreements (earnout payments). Upon payment, the amounts are allocated to goodwill as additional purchase price. During the six month period ended June 30, 2004, the Company paid approximately $0.7 million and $0.9 million in earnout payments for Gill/Balsano and JRK, respectively, in accordance with their purchase agreements. During the six month period ended June 30, 2003, the Company paid approximately $2.0 million, $0.7 million and $0.5 million in earnout payments for Heritage Professional Education, LLC, Gill/Balsano, and JRK, respectively.

6.     DISPOSAL OF BUSINESS

        The Company abandoned its efforts to sell the E-Staff business during the first quarter of 2003 and decided to dispose of this subsidiary by winding down its operations. E-Staff operations ceased as of March 31, 2003. The Company determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was taken during the first quarter of 2003 and is included in the accompanying condensed consolidated statements of income as loss from discontinued operations for the three and six month period ending June 30, 2003.

7.     COMPREHENSIVE INCOME

        The Company was party to an interest rate swap agreement which effectively fixed the interest rate paid on $45.0 million of borrowings under the Company’s prior amended credit facility at 6.71%, effective January 1, 2001, plus an applicable margin. The Company recorded the fair value of this instrument in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In February 2003, the Company paid the last payment on the interest rate swap agreement in accordance with the maturity date of the instrument. Upon maturity of the interest rate swap agreement, the Company reclassified the remaining accumulated derivative loss of $0.4 million to interest expense, net, on the accompanying condensed consolidated statements of income. There are no other components of comprehensive income other than the Company’s consolidated net income and the accumulated derivative change during the three and six month periods ending June 30, 2004 and 2003.

8.     DEBT

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

        Debt issuance costs related to the new credit facility totaled $2.8 million, net, and $3.0 million, net, as of June 30, 2004, and December 31, 2003, respectively.  Debt issuance costs are recorded in other assets on the condensed consolidated balance sheets.  These costs are being amortized over the life of the credit facility.  Debt issuance costs of $1.0 million, net, relating to the prior amended credit facility, were written off during the six months ended June 30, 2003 and are included in loss on early extinguishment of debt in the condensed consolidated statements of income.

        The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25.0 million as of June 30, 2004.  Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10.0 million are available under the senior credit facility.  As of June 30, 2004, $2.1 million was outstanding under the revolving credit facility and $11.6 million was outstanding under the letter of credit facility leaving $61.3 million available under the revolving credit facility.

        During the six month period ended June 30, 2004, the Company repaid $26.2 million on the term loan portion of its credit facility, of which $24.0 million was an optional prepayment. The aggregate scheduled maturities of the term loan portion of the Company’s long-term debt are as follows, including amounts due for the remainder of 2004:

Year Ending December 31:	(Unaudited, amounts in thousands)

2004	$1,763
2005	3,526
2006	3,526
2007	3,527
2008	28,211
Thereafter	26,448

$67,001

9.     STOCKHOLDERS’ EQUITY

        On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the six month period ended June 30, 2004, the Company purchased 16,400 shares of common stock at an average cost of $15.94 per share pursuant to its current authorization. The cost of such purchases was approximately $0.3 million. All of these shares were retired as of June 30, 2004.

        The Company can purchase up to an additional 482,200 shares at an aggregate price not to exceed approximately $11.0 million under the previously authorized stock repurchase program. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At June 30, 2004, the Company had approximately 32.0 million shares outstanding.

10.   SEGMENT DATA

        Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$153,015	$153,483	$311,975	$301,726
Other human capital management services	14,290	12,429	27,942	25,189
	$167,305	$165,912	$339,917	$326,915

Contribution income (a):
Healthcare staffing	$15,033	$19,383	$30,607	$38,285
Other human capital management services	2,264	1,224	3,946	2,651
Unallocated corporate overhead	6,143	6,006	11,944	11,826
Depreciation	1,352	1,038	2,945	2,106
Amortization	527	818	1,219	1,565
Non-recurring secondary offering costs	—	16	—	16
Loss on early extinguishment of debt	—	960	—	960
Interest expense, net	1,012	655	2,259	1,241
Income from continuing operations before income taxes	$8,263	$11,114	$16,186	$23,222

———————

(a)

The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance.

11.   CONTINGENCIES

        The Company’s Cross Country TravCorps, Inc. and Cross Country Nurses, Inc. (now Med-Staff) subsidiaries are the subjects of a class action lawsuit filed in the Superior Court of California in Orange County alleging, among other things, violations of certain sections of the California Labor Code, unfair competition and breach of contract. This lawsuit has not been certified by the court as a class action, and no monetary damages have been specified. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

        The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

        The Company, Joseph Boshart (the Company’s President, Chief Executive Officer and a Director) and Emil Hensel (the Company’s Chief Financial Officer and a Director) are the subject of a class action lawsuit filed on or about August 5, 2004 in the United States District Court, Southern District of Florida. The lawsuit alleges, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and that defendants knew or recklessly disregarded that hospitals were hiring fewer of the Company’s nurses. This lawsuit is currently in the very early stages, it has not been certified by the court as a class action, and no monetary damages have been specified. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, filed for the year ended December 31, 2003, and is intended to assist the reader in understanding the financial results and condition of the Company.

        Certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

        The following table summarizes, for the periods indicated, selected statements of income data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	76.0	75.3	76.4	75.4
Selling, general and administrative expenses	17.0	15.9	16.6	15.7
Bad debt expense	0.3	—	0.4	—
Depreciation and amortization	1.1	1.1	1.2	1.1
Non-recurring secondary offering costs	—	0.0	—	0.0
Income from operations	5.6	7.7	5.4	7.8
Loss on early extinguishment of debt	—	0.6	—	0.3
Interest expense, net	0.6	0.4	0.7	0.4
Income from continuing operations before income taxes	5.0	6.7	4.7	7.1
Income tax expense	1.9	2.6	1.8	2.7
Income from continuing operations	3.1	4.1	2.9	4.4
Discontinued operations, net of income taxes	—	0.0	—	(0.1)
Net income	3.1%	4.1%	2.9%	4.3%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

        REVENUE FROM SERVICES increased $1.4 million, or 0.8%, to $167.3 million for the three months ended June 30, 2004 as compared to $165.9 million for the three months ended June 30, 2003. The increase was primarily due to the acquisition of Med-Staff, Inc. (Med-Staff) on June 5, 2003. Excluding the effect of this acquisition, revenue decreased $19.3 million, or 12.4%. This decrease was primarily due to a decrease in revenue from our healthcare staffing businesses partially offset by an increase in our other human capital management services. The organic decrease in healthcare staffing was mostly from our travel staffing operations but was partially offset by an increase in our clinical trials staffing and international nurse recruitment business. The increase in other human capital management services was primarily due to an increase in our educational seminars business and our retained search business. See Segment Information below for further analysis.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $127.2 million for the three months ended June 30, 2004 as compared to $124.9 million for the three months ended June 30, 2003. As a percentage of revenue, direct operating expenses represented 76.0% of revenue for the three months ended June 30, 2004 and 75.3% for the three months ended June 30, 2003. This increase is primarily attributable to higher compensation, housing and insurance costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $28.4 million for the three months ended June 30, 2004 as compared to $26.4 million for the three months ended June 30, 2003. This increase is primarily due to the added selling, general and administrative expenses of the Med-Staff organization as well as higher legal expenses and higher public company expenses related to our efforts towards complying with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases were lower selling expenses in our healthcare staffing segment as a result of lower volumes. As a percentage of revenue, selling, general and administrative expenses were 17.0% and 15.9% for the three months ended June 30, 2004 and 2003, respectively, reflecting negative operating leverage resulting from an organic decline in volume.

        BAD DEBT EXPENSE totaled $0.5 million for the three months ended June 30, 2004, which represented 0.3% of revenue. The amount primarily represents an increase in the allowance for doubtful accounts to reflect an increase in the aging on certain accounts as well as write-offs in the three months ended June 30, 2004. We did not record bad debt expense for the three months ended June 30, 2003, primarily due to improved collections and a decrease in write-offs.

        LOSS ON EARLY EXTINGUISHMENT OF DEBT totaled $1.0 million for the three months ended June 30, 2003 and represented the write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the Med-Staff acquisition.

        NET INTEREST EXPENSE totaled $1.0 million for the three months ended June 30, 2004 as compared to $0.7 million for the three months ended June 30, 2003. This increase was primarily due to an increase in interest expense relating to higher average borrowings outstanding during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Average borrowings outstanding were higher in the three months ending June 30, 2004 due to the incremental financing for the acquisition of Med-Staff partially offset by repayments of debt. The effective interest rate for the three months ended June 30, 2004 was 5.3% compared to a rate of 5.0% for the three months ended June 30, 2003.

        INCOME TAX EXPENSE totaled $3.2 million for the three months ended June 30, 2004 as compared to $4.3 million for the three months ended June 30, 2003. The effective tax rate was 38.3% for the three months ended June 30, 2004 compared to 38.7% in the three months ended June 30, 2003.  The change in rate is due to a revision in the Company’s estimated tax rate for the full year.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

        REVENUE FROM SERVICES increased $13.0 million, or 4.0%, to $339.9 million for the six months ended June 30, 2004 as compared to $326.9 million for the six months ended June 30, 2003. The increase was primarily due to the acquisition of Med-Staff on June 5, 2003. Excluding the effect of this acquisition, revenue decreased $41.2 million, or 13.0%. This decrease was primarily due to a decrease in revenue from other healthcare staffing businesses partially offset by an increase in our other human capital management businesses. The organic decrease in other healthcare staffing was mostly from our travel staffing operations but was partially offset by an increase in our clinical trials staffing and international recruitment businesses. The increase in other human capital management was primarily due to an increase in our educational seminars business and our search business. See Segment Information below for further analysis.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $259.6 million for the six months ended June 30, 2004 as compared to $246.4 million for the six months ended June 30, 2003. As a percentage of revenue, direct operating expenses represented 76.4% of revenue for the six months ended June 30, 2004 and 75.4% for the six months ended June 30, 2003. This increase is primarily attributable to higher housing, compensation, and insurance costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $56.5 million for the six months ended June 30, 2004 as compared to $51.4 million for the six months ended June 30, 2003. This increase is primarily due to the added selling, general and administrative expenses of the Med-Staff organization, as well as higher legal fess and higher public company expenses related to our efforts towards complying with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases were lower selling expenses in our healthcare staffing segment as a result of lower volumes. As a percentage of revenue, selling, general and administrative expenses were 16.6% and 15.7% for the six months ended June 30, 2004 and 2003, respectively, reflecting negative operating leverage resulting from an organic decline in volume.

        BAD DEBT EXPENSE totaled $1.2 million for the six months ended June 30, 2004, which represented approximately 0.4% of revenue. The amount primarily represents an increase in the allowance for doubtful accounts to reflect an increase in the aging on certain accounts as well as write-offs in the six months ended June 30, 2004. We did not record bad debt expense for the six months ended June 30, 2003 primarily due to improved collections and a decrease in write-offs.

        LOSS ON EARLY EXTINGUISHMENT OF DEBT totaled $1.0 million for the six months ended June 30, 2003 and represented the write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the Med-Staff acquisition.

        NET INTEREST EXPENSE totaled $2.3 million for the six months ended June 30, 2004 as compared to $1.2 million for the six months ended June 30, 2003. This increase was primarily due to an increase in interest expense relating to higher average borrowings outstanding during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, partially offset by lower average interest rate charges in the six months ended June 30, 2004 due, in part to the expiration in February 2003 of our interest rate swap agreement. Average borrowings outstanding were higher in the six months ending June 30, 2004 due to the incremental financing for the acquisition of Med-Staff partially offset by repayments of debt. The effective interest rate for the six months ended June 30, 2004 was 5.3% compared to a rate of 6.3% for the six months ended June 30, 2003.

        INCOME TAX EXPENSE totaled $6.2 million for the six months ended June 30, 2004 as compared to $9.0 million for the six months ended June 30, 2003. The effective tax rate was 38.5% for the six months ended June 30, 2004 compared to 38.7% in the six months ended June 30, 2003. The change in rate is due to a revision in the Company’s estimated tax rate for the full year.

SEGMENT INFORMATION

        The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$153,015	$153,483	$311,975	$301,726
Other human capital management services	14,290	12,429	27,942	25,189
	$167,305	$165,912	$339,917	$326,915

Contribution income (a):
Healthcare staffing	$15,033	$19,383	$30,607	$38,285
Other human capital management services	2,264	1,224	3,946	2,651
Unallocated corporate overhead	6,143	6,006	11,944	11,826
Depreciation	1,352	1,038	2,945	2,106
Amortization	527	818	1,219	1,565
Non-recurring secondary offering costs	—	16	—	16
Loss on early extinguishment of debt	—	960	—	960
Interest expense, net	1,012	655	2,259	1,241
Income from continuing operations before income taxes	$8,263	$11,114	$16,186	$23,222

———————

(a)

We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

HEALTHCARE STAFFING

        Revenue from our healthcare staffing business segment decreased slightly from $153.5 million in the three months ended June 30, 2003 to $153.0 million for the three months ended June 30, 2004. Revenue comparisons are impacted by the acquisition of Med-Staff on June 5, 2003.  Excluding the effect of the Med-Staff acquisition, revenue decreased $21.1 million, or 14.8%. This decrease was due to a decrease in the average number of full time equivalents (FTEs), representing $18.7 million of the decrease while the remainder was due to price and mix. For comparison purposes only, on a stand alone basis, Med-Staff’s revenue for the second quarter of 2004 decreased by $7.8 million or 19.8% from the prior year quarter.

        On a combined basis, the number of full time equivalents (FTEs) increased 1.2% over the prior year quarter. Excluding the FTEs from the Med-Staff acquisition, the average number of FTEs on contract, decreased 13.7% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our travel staffing operations and partially offset by higher FTEs in our clinical trials staffing and international recruitment businesses. Demand for our travel nurse operations weakened throughout 2003 due to a more cautious buying process on the part of acute care hospital customers. We believe the cautious buying process will continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages. However, there may be a change in direction in this dynamic based on the number of orders for contract nurses we have been receiving, although, our contract bookings remain below the  prior year’s levels. We believe nurses have become more reluctant to seek travel assignments when the demand for contract employment weakens. We believe that demand for outsourced travel nursing services will increase in the long term, driven by an aging population and an increasing shortage of nurses, but we cannot predict when that will happen.

        The average bill rates, excluding hospital sponsored pass-through bonuses and administrative and co-marketing expenses, in our organic nurse staffing business during the three months ended June 30, 2004, were 0.4% lower than the three months ended June 30, 2003. In addition, our pricing was negatively impacted by co-marketing and third party administrative fees as well as a reduction in hospital sponsored pass-through bonuses that are accounted for in revenue. Fees relating to the co-marketing arrangements we have with group purchasing organizations in which we have exclusive or preferred provider status and third-party administrative fees relating to vendor managed programs we provide services under, are included as an offset to revenue. We have seen an increase in co-marketing expenses dispersed to secure more preferred provider relationships and an increase in vendor management services being utilized by our customers.

        Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 2% of our volume in our healthcare staffing business segment in the three months ended June 30, 2004 and 2003.

        For the three months ended June 30, 2004, nurse staffing operations generated 87.2% of healthcare staffing revenue and 12.8% was generated by other operations. For the three month period ended June 30, 2003, 88.2% of healthcare staffing revenue was generated from nursing operations and 11.8% was generated by other operations.

        Contribution income from our healthcare staffing segment for the quarter ended June 30, 2004 decreased 22.4% or $4.4 million from $19.4 million to $15.0 million. As a percentage of healthcare staffing revenue, contribution income was 9.8% for the three months ended June 30, 2004 compared to 12.6% for the three months ended June 30, 2003. Our profitability was negatively impacted by a decline in the bill-pay spread and higher housing and insurance costs. The increase in direct costs in our travel staffing businesses was not offset by an increase in pricing to our customers. These factors, combined with less leverage on our overhead, contributed to this decrease in contribution income as a percentage of revenue.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

        Revenue from other human capital management services increased 15.0% or $1.9 million from $12.4 million in the three months ended June 30, 2003 to $14.3 million for the three months ended June 30, 2004. This increase was primarily due to higher revenue from our educational training and search businesses.  Higher revenues from our educational training business resulted from an increase in seminar attendance.

        Contribution income from other human capital management services for the quarter ended June 30, 2004 increased 85.0% to $2.3 million from $1.2 million for the three months ended June 30, 2003. This increase was primarily due to the increase in revenues from our educational seminars business as well as increases in all other businesses in this segment. Contribution income as a percentage of other human capital management services revenue for the three months ended June 30, 2004 was 15.8% compared to 9.8% for the three months ended June 30, 2003 reflecting expense controls and more leverage primarily on our educational training business as we experienced an increase in average attendees per seminar.

UNALLOCATED CORPORATE OVERHEAD

        Unallocated corporate overhead was $6.1 million in the three months ended June 30, 2004 compared to $6.0 million in the three months ended June 30, 2003. Corporate cost saving measures offset increases in legal and public company expenses related to our efforts towards complying with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of consolidated revenue, unallocated corporate overhead was 3.7% during the three months ended June 30, 2004 compared to 3.6% during the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

HEALTHCARE STAFFING

        Revenue from our healthcare staffing business segment increased $10.2 million or 3.4% from $301.7 million in the six months ended June 30, 2003 to $312.0 million for the six months ended June 30, 2004. Revenue comparisons are impacted by the acquisition of Med-Staff on June 5, 2003. Excluding the effect of the Med-Staff acquisition, revenue decreased $43.9 million, or 15.1%. This decrease was due to a decrease in the FTEs, representing $37.6 million of the decrease while the remainder was due to price and mix. For comparison purposes only, on a stand alone basis, Med-Staff’s revenue for the six months ended June 30, 2004 decreased by $16.8 million or 20.5% compared to the three months ended June 30, 2003.

        On a combined basis, the number of full time equivalents (FTEs) increased 5.0% over the prior year. Excluding the FTEs from the Med-Staff acquisition, the average number of FTEs on contract, decreased 14.4% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our travel staffing operations and partially offset by higher FTEs in our clinical trials staffing and international recruitment businesses. Demand for our travel nurse operations weakened throughout 2003 due to a more cautious buying process on the part of acute care hospital customers. We believe the cautious buying process will continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages. However, there may be a change in direction in this dynamic based on the number of orders for contract nurses we have been receiving, although, our contract bookings remain below the prior year’s levels. We believe nurses have become more reluctant to seek travel assignments when the demand for contract employment weakens. We believe that demand for outsourced travel nursing services will increase in the long term, driven by an aging population and an increasing shortage of nurses, but we cannot predict when that will happen.

        The average bill rates, excluding hospital sponsored pass-through bonuses and administrative and co-marketing expenses, in our organic nurse staffing business during the six months ended June 30, 2004, were 0.1% lower than the six months ended June 30, 2003. In addition, our pricing was negatively impacted by co-marketing and third party administrative fees as well as a reduction hospital sponsored pass-through bonuses that are accounted for in revenue. Fees relating to the co-marketing arrangements we have with group purchasing organizations in which we have exclusive or preferred provider status and third-party administrative fees relating to vendor managed programs we provide services under, are included as an offset to revenue. We have seen an increase in co-marketing expenses dispersed to secure more preferred provider relationships and an increase in vendor management services being utilized by our customers.

        Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 2% of our volume in our healthcare staffing business segment in the six months ended June 30, 2004 and 2003.

        For the six months ended June 30, 2004, nurse staffing operations generated 87.7% of healthcare staffing revenue and 12.3% was generated by other operations. For the six month period ended June 30, 2003, 88.2% of healthcare staffing revenue was generated from nursing operations and 11.8% was generated by other operations.

        Contribution income from our healthcare staffing segment for the six months ended June 30, 2004 decreased 20.1% or $7.7 million from $38.3 million to $30.6 million. As a percentage of healthcare staffing revenue, contribution income was 9.8% for the six months ended June 30, 2004 compared to 12.7% for the six months ended June 30, 2003. Our profitability was negatively impacted by a decline in the bill-pay spread and higher housing and insurance costs. The increase in direct costs in our travel staffing businesses was not offset by an increase in pricing to our customers. All of these factors, combined with less leverage on our overhead, contributed to this decrease in contribution income as a percentage of revenues.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

        Revenue from other human capital management services increased 10.9% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was primarily due to higher revenue from our educational training and search businesses.  The increase in revenues from our educational training business primarily reflects higher seminar attendance than the prior year’s quarter.

        Contribution income from other human capital management services for the six months ended June 30, 2004 increased 48.8% to $3.9 million from $2.7 million for the six months ended June 30, 2003. This increase was primarily due to the increase in revenues from our educational seminars business. Contribution income as a percentage of other human capital management services revenue for the six months ended June 30, 2004 was 14.1% compared to 10.5% for the six months ended June 30, 2003 reflecting expense controls and more leverage on our educational training business as we experienced an increase in average seminars attendees per seminar.

UNALLOCATED CORPORATE OVERHEAD

        Unallocated corporate overhead was $11.9 million in the six months ended June 30, 2004 compared to $11.8 million in the six months ended June 30, 2003. Corporate cost saving measures offset increases in legal and public company expenses related to our efforts towards complying with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of consolidated revenue, unallocated corporate overhead was 3.5% during the six months ended June 30, 2004 compared to 3.6% during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2004, we had a current ratio, the amount of current assets divided by current liabilities, of 2.4 to 1.0 compared to 2.7 to 1.0 as of December 31, 2003. Working capital decreased by $10.6 million to $68.9 as of June 30, 2004, compared to $79.5 million as of December 31, 2003. This decrease in working capital was primarily due to a decrease in accounts receivable. During the six months ended June 30, 2004, net cash provided by operating activities was used primarily to repay long-term debt as described below.

        Net cash provided by operating activities for the six months ended June 30, 2004 was $26.7 million compared to $28.3 million for the six months ended June 30, 2003. This decrease is primarily due to lower net income excluding noncash items partially offset by a decrease in working capital in the six month period ending June 30, 2004 compared to the six months ended June 30, 2003. The working capital decrease was primarily due to a decrease in accounts receivable, partially offset by the timing of payments.  Day’s sales outstanding improved 5 days from 60 days as of December 31, 2003 to 55 days for the six months period ending June 30, 2004.

        Investing activities used $4.5 million of cash in the six months ended June 30, 2004 compared to $109.1 million during the six months ended June 30, 2003. Investing activities in the six months ended June 30, 2004 were primarily attributable to capital expenditures and earnout payments relating to previous acquisitions.  During the six months ended June 30, 2003, investing activities included the purchase of Med-Staff.

        Net cash used in financing activities in the six months ended June 30, 2004 was $22.2 million compared to a net source of funds of $77.9 million in the six months ended June 30, 2003. During the six months ended June 30, 2004, we repaid $26.2 million of the term loan portion of debt, which included optional prepayments on our term loan of $24.0 million. This use of cash in the six months ending June 30, 2004 was offset by net proceeds of $2.1 million provided by our revolving credit facility, and by other financing activities. Other financing activities included the proceeds from the exercise of stock options and the purchase of our common stock pursuant to our stock repurchase program.

        On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. During the six month period ended June 30, 2004, we purchased 16,400 shares of common stock at an average cost of $15.94 per share pursuant to the current authorization. The cost of such purchases was approximately $0.3 million. As of June 30, 2004, we purchased 1,017,800 shares of our common stock at an average cost of $13.74 per share pursuant to the current authorization. All of the common stock was retired. The cost of such purchases was approximately $14.0 million. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

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

COMMITMENTS

        The following table and discussion reflects our remaining significant contractual obligations and other commitments as of June 30, 2004:

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(Unaudited, amounts in thousands)

Term Loan (a)	$67,001	$1,763	$3,526	$3,526	$3,527	$28,211	$26,448

Operating Leases	23,312	2,413	4,841	4,115	3,024	2,358	6,561

	$90,313	$4,176	$8,367	$7,641	$6,551	$30,569	$33,009

———————

(a)

Under the credit facility, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared to be immediately due and payable.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, in order to allow timely decisions regarding any required disclosure.

        There have been no changes in the Company’s internal controls or in other factors that occurred during the last fiscal quarter that has materially affected or that is reasonably likely to materially affect our internal controls over financial reporting.

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

        Plaintiffs seek (among other things) an order enjoining defendants from engaging in the practices challenged in the complaint; for an order for full restitution of all monies Defendants allegedly failed to pay Plaintiffs (and their purported class); for pre-judgment interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs.

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

        The lawsuit has not yet been certified by the court as a class action. As a result, we are unable at this time to determine our potential exposure. We intend to vigorously defend this matter.

City of Ann Arbor Employees’ Retirement System, et. al. v. Cross Country Healthcare, Inc., Joseph Boshart and Emil Hensel

        The City of Ann Arbor Employees’ Retirement System has brought a lawsuit in the United States District Court for the Southern District of Florida against the Company, Joseph Boshart (the Company’s President and Chief Executive Officer and a Director) and Emil Hensel (the Company’s Chief Financial Officer and a Director) purporting to sue on its own behalf and on behalf of all other persons who acquired the Company’s Common Stock during the period October 25, 2001 through August 6, 2002. The complaint was filed on or about August 5, 2004. The Company has not received service of process yet, however, Messrs. Boshart and Hensel have received process.

         Plaintiffs allege, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by, among other things, issuing public documents and statements that were materially false and misleading concerning the Company’s business, operations and prospects which artificially inflated the price of the Company’s Common Stock. The complaint further alleges that defendants knew or recklessly disregarded that hospitals were hiring fewer of the Company’s nurses; the shortage of nurses was no longer creating as strong a demand for temporary nurses; and the Company had problems with staffing orders being received from hospitals and then abruptly cancelled.

        Plaintiffs seek, among other things, an order declaring the action to be a proper class action and declaring the plaintiffs to be a proper representative of the class as well as an award of damages in an amount to be determined.

        A lawsuit is currently in the very early stages and as a result, the Company is unable at this time to determine its potential exposure. The Company intends to vigorously defend this matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)        The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders on May 11, 2004.

        (b)        Not applicable.

        (c)        (i)        A proposal to reelect the current directors to serve for a one year term ending in  2005 and until their successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Withheld
Joseph A. Boshart	26,544,967	413,203
Emil Hensel	26,530,670	427,500
Eric T. Fry	26,534,487	423,683
W. Larry Cash	26,411,090	547,080
Thomas C. Dircks	26,523,707	434,463
C. Taylor Cole Jr.	26,534,537	423,633
M. Fazle Husain	26,534,887	423,283
Joseph Swedish	26,394,452	563,718
Joseph Trunfio	26,394,452	563,718

                     (ii)        A proposal to ratify Ernst & Young as the Company’s independent accountants for the fiscal year ending December 31, 2004 was approved with 26,673,498 votes for, 270,652 against and 14,020 abstentions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a)        See Exhibit Index immediately following signature page.

        b)        On April 8, 2004, the Company filed a Report on Form 8-K to announce the date of its quarterly earnings release. This information was filed under items 5 and 7.

        On May 11, 2004, the Company filed a Report on Form 8-K under items 7 and 12 announcing the Company’s first quarter results with related financial information.

        On May 18, 2004, the Company filed a Report on Form 8-K under items 7, 9 and 12 announcing two investor presentations the Company was making.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: August 9, 2004	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: August 9, 2004	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer