Form 10-Q
period 2004-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2004-11-09
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

The registrant had outstanding 32,058,963 shares of Common Stock, par value $0.0001 per share, as of October 31, 2004.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2004

ii

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	101,537	112,407
Income taxes receivable	—	2,310
Other current assets	11,832	12,572
Total current assets	113,369	127,289
Property and equipment, net	12,632	12,602
Goodwill, net	309,276	307,532
Trademarks, net	15,749	15,749
Other identifiable intangible assets, net	7,297	8,580
Other assets, net	2,603	2,972
Total assets	$460,926	$474,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,834	$9,462
Accrued employee compensation and benefits	32,634	29,994
Short-term debt	6,208	4,944
Income taxes payable	520	—
Other current liabilities	4,391	3,358
Total current liabilities	50,587	47,758

Deferred income taxes	17,649	17,649
Long-term debt and notes payable	54,212	88,794
Total liabilities	122,448	154,201

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	254,854	251,988
Other stockholders’ equity	83,621	68,532
Total stockholders’ equity	338,478	320,523
Total liabilities and stockholders’ equity	$460,926	$474,724

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue from services	$165,070	$184,389	$504,987	$511,304
Operating expenses:
Direct operating expenses	126,614	139,512	386,245	385,921
Selling, general and administrative expenses	27,588	29,198	84,109	80,594
Bad debt expense	—	787	1,156	787
Depreciation	1,024	1,230	3,969	3,336
Amortization	526	991	1,745	2,556
Non-recurring secondary offering costs	—	—	—	16
Total operating expenses	155,752	171,718	477,224	473,210
Income from operations	9,318	12,671	27,763	38,094
Other expenses:
Loss on early extinguishment of debt	—	—	—	960
Interest expense, net	970	1,571	3,229	2,812
Income from continuing operations before income taxes	8,348	11,100	24,534	34,322
Income tax expense	3,214	4,296	9,446	13,283
Income from continuing operations	5,134	6,804	15,088	21,039
Discontinued operations, net of income taxes	—	(1)	—	(355)
Net income	$5,134	$6,803	$15,088	$20,684

Net income/(loss) per common share - basic:
Income from continuing operations	$0.16	$0.21	$0.47	$0.65
Discontinued operations, net of income taxes	—	(0.00)	—	(0.01)
Net income	$0.16	$0.21	$0.47	$0.64

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.16	$0.21	$0.46	$0.64
Discontinued operations, net of income taxes	—	(0.00)	—	(0.01)
Net income	$0.16	$0.21	$0.46	$0.63

Weighted average common shares outstanding-basic	32,025	32,037	31,954	32,169
Weighted average common shares outstanding-diluted	32,504	32,581	32,554	32,588

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2004	2003

Operating activities
Net income	$15,088	$20,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,969	3,336
Amortization	1,745	2,556
Bad debt expense	1,156	787
Amortization of deferred compensation	48	31
Loss on early extinguishment of debt	—	960
Loss from discontinued operations	—	355
Changes in operating assets and liabilities:
Accounts receivable	9,616	10,419
Income tax receivable and other current assets	3,797	1,561
Accounts payable and accrued expenses	12	(650)
Income tax payable and other current liabilities	1,553	3,405
Net cash provided by continuing operations	36,984	43,444

Loss from discontinued operations, net	—	(355)
Loss on impairment of discontinued operations	—	302
Change in net assets from discontinued operations	—	(221)
Net cash used in discontinued operations	—	(274)
Net cash provided by operating activities	36,984	43,170

Investing activities
Acquisitions and earnout payments	(1,646)	(107,694)
Purchases of property and equipment	(3,998)	(2,329)
Other investing activities	—	(5)
Net cash used in investing activities	(5,644)	(110,028)

Financing activities
Repayment of debt	(127,243)	(48,890)
Proceeds from issuance of debt	93,925	125,000
Other financing activities	1,978	(8,323)
Net cash (used in) provided by financing activities	(31,340)	67,787

Change in cash and cash equivalents	—	929
Cash and cash equivalents at beginning of period	—	17,210
Cash and cash equivalents at end of period	$—	$18,139

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

        On May 8, 2003, the name of the corporation was changed to Cross Country Healthcare, Inc. from Cross Country, Inc. The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the “Company”). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

2.     RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     EARNINGS PER SHARE

        In accordance with the requirements of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding including the vested portion of restricted shares. The denominator used to calculate diluted earnings per share reflects the dilutive effects of stock options and nonvested restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from per share calculations because their effect would have been anti-dilutive.

4.     STOCK-BASED COMPENSATION

        The Company, from time to time, grants stock options for a fixed number of common shares to employees, and annually to members of its Audit Committee. The Company accounts for these stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the average market value of the underlying stock on the date of grant.

        The Company issued a total of 16,216 shares of restricted stock to certain key employees in the first quarter of 2003. The restricted stock vests based on continued employment in three equal annual installments on the first, second and third anniversary of the grant date. Under APB Opinion No. 25, compensation expense related to grants of restricted stock is recognized over the period in which services are performed. The aggregate fair market value of the shares on the grant date approximated $0.2 million. On the date of grant, deferred compensation of $0.2 million was recorded as a contra-equity account in additional paid-in capital and is being amortized to operations over the related vesting period.

        The pro-forma disclosure of stock based compensation required by FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, is shown below.

      The Company’s consolidated net income during the three and nine month periods ended September  30, 2004 and 2003, would have changed to the pro forma amounts set forth below had the Company’s stock option grants been accounted for under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

(Unaudited, amounts in thousands, except per share data)

Net income as reported	$5,134	$6,803	$15,088	$20,684

Stock based employee compensation included in reported net income	—	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(224)	(636)	(677)	(1,865)
Pro forma net income applying FASB Statement No. 123	$4,910	$6,167	$14,411	$18,819

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.16	$0.21	$0.47	$0.64
Net income per common share-diluted	$0.16	$0.21	$0.46	$0.63

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.15	$0.19	$0.45	$0.59
Pro forma net income per common share-diluted	$0.15	$0.19	$0.44	$0.58

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

Nine Months Ended September 30, 2003

(Unaudited, amounts in thousands)

Revenue from services	$582,274

Net income	$22,597

Net income per share-basic	$0.70

Net income per share-diluted	$0.69

        The Company has been liable for certain contingent payments which are based on profitability measures as defined by the respective purchase agreements of prior acquisitions (earnout payments). Upon payment of these earnout payments, the amount paid is allocated to goodwill as additional purchase price. During the nine month period ended September 30, 2004, the Company paid approximately $0.8 million and $0.9 million in earnout payments for Gill/Balsano Consulting, LLC (Gill/Balsano) and Jennings Ryan & Kolb (JRK), respectively, in accordance with their purchase agreements. During the nine month period ended September 30, 2003, the Company paid approximately $2.0 million, $0.7 million and $0.5 million in earnout payments for Heritage Professional Education, LLC, Gill/Balsano, and JRK, respectively, in accordance with their respective purchase agreements.

        As of September 30, 2004, the Company was contingently liable for additional earnout payments of approximately $0.4 million relating to its acquisition of JRK. In October 2004, in connection with the sale of the assets of JRK, the Company paid the remaining $0.4 million in earnout payments (see Subsequent Events footnote).

6.     DISPOSAL OF BUSINESS

        The Company abandoned its efforts to sell the E-Staff business during the first quarter of 2003 and decided to dispose of this subsidiary by winding down its operations. E-Staff operations ceased as of March 31, 2003. The Company determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was taken during the first quarter of 2003 and is included in the accompanying condensed consolidated statements of income as loss from discontinued operations for the three and nine month periods ending September 30, 2003.

7.     COMPREHENSIVE INCOME

        The Company was party to an interest rate swap agreement which effectively fixed the interest rate paid on $45.0 million of borrowings under the Company’s prior amended credit facility at 6.71%, effective January 1, 2001, plus an applicable margin. The Company recorded the fair value of this instrument in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In February 2003, the Company paid the last payment on the interest rate swap agreement in accordance with the maturity date of the instrument. Upon maturity of the interest rate swap agreement, the Company reclassified the remaining accumulated derivative loss of $0.4 million to interest expense, net, on the accompanying condensed consolidated statements of income. There are no other components of comprehensive income other than the Company’s consolidated net income and the accumulated derivative change during the three and nine month periods ending September 30, 2004 and 2003.

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

        Debt issuance costs related to the new credit facility totaled $2.6 million, net, and $3.0 million, net, as of September 30, 2004, and December 31, 2003, respectively. Debt issuance costs are recorded in other assets on the condensed consolidated balance sheets.  These costs are being amortized over the life of the credit facility. Debt issuance costs of $1.0 million, net, relating to the prior amended credit facility, were written off during the nine months ended September 30, 2003 and are included in loss on early extinguishment of debt in the condensed consolidated statements of income.

        The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25.0 million as of September 30, 2004. Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10.0 million are available under the senior credit facility.  As of September 30, 2004, $3.0 million was outstanding under the revolving credit facility and $11.6 million was outstanding under the letter of credit facility leaving $60.4 million available under the revolving credit facility.

        During the nine month period ended September 30, 2004, the Company repaid $36.2 million on the term loan portion of its credit facility, of which $33.2 million were optional prepayments. The aggregate scheduled maturities of the term loan portion of the Company’s long-term debt, as of September 30, 2004, are as follows, including amounts due for the remainder of 2004:

Year Ending December 31:	(Unaudited, amounts in thousands)

2004	$760
2005	3,040
2006	3,040
2007	3,040
2008	24,321
Thereafter	22,800

$57,001

9.     STOCKHOLDERS’ EQUITY

        On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the nine month period ended September 30, 2004, the Company purchased 29,000 shares of common stock at an average cost of $15.37 per share pursuant to this program. The cost of such purchases was approximately $0.4 million. All of these shares were retired as of September 30, 2004.

        The Company can purchase up to an additional 469,600 shares at an aggregate price not to exceed approximately $10.8 million under the previously authorized stock repurchase program. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At September 30, 2004, the Company had approximately 32.0 million shares outstanding.

10.   SEGMENT DATA

        Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$151,492	$172,357	$463,467	$474,083
Other human capital management services	13,578	12,032	41,520	37,221
	$165,070	$184,389	$504,987	$511,304

Contribution income (a):
Healthcare staffing	$15,295	$20,351	$45,902	$58,636
Other human capital management services	1,379	631	5,325	3,282
	16,674	20,982	51,227	61,918

Unallocated corporate overhead	5,806	6,090	17,750	17,916
Depreciation	1,024	1,230	3,969	3,336
Amortization	526	991	1,745	2,556
Non-recurring secondary offering costs	—	—	—	16
Loss on early extinguishment of debt	—	—	—	960
Interest expense, net	970	1,571	3,229	2,812
Income from continuing operations before income taxes	$8,348	$11,100	$24,534	$34,322

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

        The Company, Joseph Boshart (the Company’s President, Chief Executive Officer and a Director) and Emil Hensel (the Company’s Chief Financial Officer and a Director) are the subject of three class action lawsuits filed in August 2004 in the United States District Court, Southern District of Florida. The lawsuits allege, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by, among other things, issuing public documents and statements that were materially false and misleading concerning the Company’s business, operations and prospects which artificially inflated the price of the Company’s common stock. This lawsuit is currently in the very early stages, it has not been certified by the court as a class action, and no monetary damages have been specified. As a result, the Company is unable to determine its potential exposure, and intends to vigorously defend this matter.

        On or about September 7, 2004, two individuals filed identical lawsuits derivatively on behalf of Cross Country Healthcare, Inc. naming Messrs. Boshart, Hensel, Cash, Cerullo, Dircks, Fagan, Husain, Swedish and Trunfio and Karen Bechtel as defendants. Both claims were filed in the United States District Court, Southern District of Florida.  The lawsuits allege, among other things, that the defendants violated state laws, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These lawsuits are currently in the very early stages, have not been certified by the court as a class action, and no monetary damages have been specified. As a result, the Company is unable to determine its potential exposure, and intends to vigorously defend these matters.

        The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

12.   SUBSEQUENT EVENTS

        On October 4, 2004, the Company sold assets of its Jennings Ryan & Kolb and Gill/Balsano Consulting practices to Mitretek Systems, Inc. (Mitretek) for $12.3 million in cash plus a working capital adjustment. The net assets sold consisted primarily of goodwill and other intangibles with a carrying amount of $6.6 million. Net proceeds from this transaction were used to pay down $10.4 million of term loan debt. As of September 30, 2004, in accordance with FASB Statement No. 142, the Company performed an interim impairment test on the reporting unit that included the assets that were sold. The Company determined that no impairment existed for that reporting unit based on the results of the test.

        Separately, in October 2004, the Company’s Board of Directors approved a plan to pursue a sale with respect to its Cejka Consulting practice that was not acquired by Mitretek. Cejka Consulting was a part of TravCorps Corporation, which was acquired by Cross Country Healthcare in December 1999. Cejka Consulting, along with the aforementioned disposed practices comprised the Company’s Cross Country Consulting, Inc. subsidiary, which is a component of the Company’s other human capital management services business segment. Cross Country Consulting, Inc. will be accounted for as discontinued operations beginning in the fourth quarter of 2004.

        Subsequent to September 30, 2004, the Company made prepayments on its term loan debt totaling $14.4 million and including the amount discussed above.

        On November 3, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of approximately 11.4 million shares of common stock by three of its existing shareholders. No members of management are registering shares pursuant to this registration statement. The Company will not receive any of the proceeds from the sale of these shares. All net proceeds from the sale will go to the selling stockholders. The Company will incur all fees and expenses relating to the registration statement.

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

        Certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

        The following table summarizes, for the periods indicated, selected statements of income data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	76.7	75.7	76.5	75.5
Selling, general and administrative expenses	16.7	15.8	16.7	15.8
Bad debt expense	—	0.4	0.2	0.1
Depreciation and amortization	0.9	1.2	1.1	1.1
Non—recurring secondary offering costs	—	—	—	0.0
Income from operations	5.7	6.9	5.5	7.5
Loss on early extinguishment of debt	—	—	—	0.2
Interest expense, net	0.6	0.9	0.6	0.6
Income from continuing operations before income taxes	5.1	6.0	4.9	6.7
Income tax expense	2.0	2.3	1.9	2.6
Income from continuing operations	3.1	3.7	3.0	4.1
Discontinued operations, net of income taxes	—	(0.0)	—	(0.1)
Net income	3.1%	3.7%	3.0%	4.0%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

        REVENUE FROM SERVICES decreased $19.3 million, or 10.5%, to $165.1 million for the three months ended September 30, 2004 as compared to $184.4 million for the three months ended September 30, 2003. This decrease was primarily due to a decrease in revenue from our healthcare staffing businesses partially offset by an increase in our other human capital management services. The decrease in healthcare staffing was primarily from our travel staffing operations and was partially offset by an increase in our clinical trials staffing and international nurse recruitment businesses. The increase in other human capital management services was primarily due to an increase in our educational seminars business and our retained search business. See Segment Information below for further analysis.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $126.6 million for the three months ended September 30, 2004 as compared to $139.5 million for the three months ended September 30, 2003. As a percentage of revenue, direct operating expenses represented 76.7% of revenue for the three months ended September 30, 2004 and 75.7% for the three months ended September 30, 2003. This increase is primarily attributable to higher insurance and compensation costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $27.6 million for the three months ended September 30, 2004 as compared to $29.2 million for the three months ended September 30, 2003. This decrease is primarily due to lower selling expenses in our healthcare staffing segment as a result of lower volumes, a reduction in corporate general and administrative expenses, and lower selling expenses in our educational seminars business.  Partially offsetting these decreases were higher public company expenses related to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, selling, general and administrative expenses were 16.7% and 15.8% for the three months ended September 30, 2004 and 2003, respectively, reflecting negative operating leverage resulting from an organic decline in volume.

        BAD DEBT EXPENSE totaled $0.8 million for the three months ended September 30, 2003, which represented 0.4% of revenue. The amount represented an increase in the allowance for doubtful accounts to reflect slower collections and write-offs in the three months ended September 30, 2003. We did not accrue bad debt expense for the three months ended September 30, 2004, primarily due to improved collections.

        NET INTEREST EXPENSE totaled $1.0 million for the three months ended September 30, 2004 as compared to $1.6 million for the three months ended September 30, 2003. This decrease was primarily due to lower average borrowings outstanding during the three months ended September 30, 2004 compared to the three months ended September 30, 2003; partially offset by a higher effective interest rate in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Average borrowings outstanding were lower in the three months ending September 30, 2004 due to repayments of debt. The effective interest rate for the three months ended September 30, 2004 was 5.8% compared to a rate of 5.0% for the three months ended September 30, 2003.

        INCOME TAX EXPENSE totaled $3.2 million for the three months ended September 30, 2004 as compared to $4.3 million for the three months ended September 30, 2003. The effective tax rate was 38.5% for the three months ended September 30, 2004 compared to 38.7% in the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

        REVENUE FROM SERVICES decreased $6.3 million, or 1.2%, to $505.0 million for the nine months ended September 30, 2004 as compared to $511.3 million for the nine months ended September 30, 2003. Excluding the effect of the Med-Staff acquisition, revenue decreased $54.4 million, or 11.7%. This decrease was primarily due to a decrease in revenue from our organic healthcare staffing businesses partially offset by an increase in our other human capital management businesses. The organic decrease in other healthcare staffing was mostly from our travel staffing operations but was partially offset by an increase in our clinical trials staffing and international recruitment businesses. The increase in other human capital management was primarily due to an increase in our educational seminars business and our search business. See Segment Information below for further analysis.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $386.2 million for the nine months ended September 30, 2004 as compared to $385.9 million for the nine months ended September 30, 2003. As a percentage of revenue, direct operating expenses represented 76.5% of revenue for the nine months ended September 30, 2004 and 75.5% for the nine months ended September 30, 2003. This increase is primarily attributable to higher insurance and compensation costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $84.1 million for the nine months ended September 30, 2004 as compared to $80.6 million for the nine months ended September 30, 2003. This increase is primarily due to the added selling, general and administrative expenses of the Med-Staff organization, as well as higher legal fees and higher public company expenses related to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases were lower selling expenses in our healthcare staffing segment as a result of lower volumes. As a percentage of revenue, selling, general and administrative expenses were 16.7% and 15.8% for the nine months ended September 30, 2004 and 2003, respectively, reflecting negative operating leverage resulting from an organic decline in volume.

        BAD DEBT EXPENSE totaled $1.2 million for the nine months ended September 30, 2004 as compared to $0.8 million for the nine months ended September 30, 2003. Bad debt expense represented approximately 0.2% of revenue and 0.1% of revenue for the nine month periods ended September 30, 2004 and 2003, respectively.

        LOSS ON EARLY EXTINGUISHMENT OF DEBT totaled $1.0 million for the nine months ended September 30, 2003 and represented the write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the Med-Staff acquisition.

        NET INTEREST EXPENSE totaled $3.2 million for the nine months ended September 30, 2004 as compared to $2.8 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in interest expense relating to higher average borrowings outstanding during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was partially offset by slightly lower average interest rate charges in the nine months ended September 30, 2004 due, in part, to the expiration in February 2003 of our interest rate swap agreement. Average borrowings outstanding were higher in the nine months ended September 30, 2004 due to the incremental financing for the acquisition of Med-Staff partially offset by repayments of debt. The effective interest rate for the nine months ended September 30, 2004 was 5.4% compared to a rate of 5.5% for the nine months ended September 30, 2003.

        INCOME TAX EXPENSE totaled $9.4 million for the nine months ended September 30, 2004 as compared to $13.3 million for the nine months ended September 30, 2003. The effective tax rate was 38.5% for the nine months ended September 30, 2004 compared to 38.7% in the nine months ended September 30, 2003.

SEGMENT INFORMATION

        The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$151,492	$172,357	$463,467	$474,083
Other human capital management services	13,578	12,032	41,520	37,221
	$165,070	$184,389	$504,987	$511,304

Contribution income (a):
Healthcare staffing	$15,295	$20,351	$45,902	$58,636
Other human capital management services	1,379	631	5,325	3,282
	16,674	20,982	51,227	61,918

Unallocated corporate overhead	5,806	6,090	17,750	17,916
Depreciation	1,024	1,230	3,969	3,336
Amortization	526	991	1,745	2,556
Non-recurring secondary offering costs	—	—	—	16
Loss on early extinguishment of debt	—	—	—	960
Interest expense, net	970	1,571	3,229	2,812
Income from continuing operations before income taxes	$8,348	$11,100	$24,534	$34,322

———————

(a)  We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

HEALTHCARE STAFFING

        Revenue from our healthcare staffing business segment decreased $20.9 million or 12.1% from $172.4 million in the three months ended September 30, 2003 to $151.5 million for the three months ended September 30, 2004. This decrease was due to a decrease in the average number of full time equivalents (FTEs), representing $18.9 million of the decrease while the remainder was due to price and mix.

        The average number of FTEs on contract decreased 11.8% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our travel staffing operations and partially offset by higher FTEs in our clinical trials staffing and international recruitment businesses. Our travel nurse operations have weakened throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services and resulted in a decline in the number of nurses applying with us for contract travel assignments. We believe the cautious buying process will continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages. Although our number of orders for contract nurses has improved from the low point in mid-2003, the level of our contract bookings for future assignments remain below the prior year. In the near term, we believe these dynamics would be favorably impacted by higher than expected in-patient hospital admission trends. Longer term, improvement in overall job creation in the economy would provide many staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provided directly to hospital employers during the last two years. We believe this would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses, although we cannot predict when that will happen.

        The average bill rates, excluding hospital sponsored pass-through bonuses and administrative and co-marketing expenses, in our staffing business during the three months ended September 30, 2004, were 0.6% lower than the three months ended September 30, 2003. Our pricing was negatively impacted by co-marketing and third party administrative fees as well as a reduction in hospital sponsored pass-through bonuses that are accounted for in revenue. Fees relating to the co-marketing arrangements we have with group purchasing organizations in which we have exclusive or preferred provider status, and third-party administrative fees relating to vendor managed programs, are included as an offset to revenue. We have experienced an increase in co-marketing expenses dispersed to secure more preferred provider relationships and an increase in vendor management services being utilized by our customers.

        Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 2% of our volume in our healthcare staffing business segment in the three months ended September 30, 2004 and 2003.

        For the three months ended September 30, 2004, nurse staffing operations generated 86.8% of healthcare staffing revenue and 13.2% was generated by other operations. For the three month period ended September 30, 2003, 89.8% of healthcare staffing revenue was generated from nursing operations and 10.2% was generated by other operations.

        Contribution income from our healthcare staffing segment for the quarter ended September 30, 2004 decreased 24.8% or $5.1 million from $20.4 million to $15.3 million. As a percentage of healthcare staffing revenue, contribution income was 10.1% for the three months ended September 30, 2004 compared to 11.8% for the three months ended September 30, 2003. Our profitability was negatively impacted by a decline in the bill-pay spread and higher insurance costs. The increase in direct costs in our travel staffing businesses was not offset by an increase in pricing to our customers. These factors, combined with less leverage on our overhead, contributed to this decrease in contribution income as a percentage of revenue.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

        Revenue from other human capital management services increased 12.8% or $1.5 million from $12.0 million in the three months ended September 30, 2003 to $13.6 million for the three months ended September 30, 2004. This increase was primarily due to higher revenue from our educational seminars and search businesses. Higher revenues from our educational seminars business resulted primarily from an increase in seminar attendance.

        Contribution income from other human capital management services for the quarter ended September 30, 2004 increased 118.5% to $1.4 million from $0.6 million for the three months ended September 30, 2003. This increase was primarily due to the increase in revenues from our educational seminars business as well as increases in all other businesses in this segment. Contribution income as a percentage of other human capital management services revenue for the three months ended September 30, 2004 was 10.2% compared to 5.2% for the three months ended September 30, 2003 reflecting expense controls and improved operating leverage in our educational training business resulting from an increase in average attendees per seminar.

UNALLOCATED CORPORATE OVERHEAD

        Unallocated corporate overhead was $5.8 million in the three months ended September 30, 2004 compared to $6.1 million in the three months ended September 30, 2003. Corporate cost saving measures offset an increase in public company expenses related to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of consolidated revenue, unallocated corporate overhead was 3.5% during the three months ended September 30, 2004 compared to 3.3% during the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

HEALTHCARE STAFFING

        Revenue from our healthcare staffing business segment decreased $10.6 million or 2.2% from $474.1 million in the nine months ended September 30, 2003 to $463.5 million for the nine months ended September 30, 2004. Revenue comparisons are impacted by the acquisition of Med-Staff on June 5, 2003. Excluding the effect of the Med-Staff acquisition, revenue decreased $58.7 million, or 13.8%. This decrease was due to a decrease in the FTEs, representing $51.1 million of the decrease while the remainder was due to price and mix. For comparison purposes only, on a stand alone basis, Med-Staff’s revenue for the nine months ended September 30, 2004 decreased by $22.9 million or 19.2% compared to the nine months ended September 30, 2003.

        On a combined basis, the number of full time equivalents (FTEs) decreased by 1.0% over the prior year. Excluding the FTEs from the Med-Staff acquisition, the average number of FTEs on contract decreased 13.2% from the prior year. This decrease in volume was due to a decrease in FTEs from our travel staffing operations and partially offset by higher FTEs in our clinical trials staffing and international recruitment businesses. Our travel nurse operations have weakened throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services and resulted in a decline in the number of nurses applying with us for contract travel assignments. We believe the cautious buying process will continue in the short term and is primarily due to current economic conditions that enable hospitals to meet more of their nurse staffing needs internally at prevailing wages. Although our number of orders for contract nurses has improved from the low point in mid-2003, the level of our contract bookings for future assignments remain below the prior year. In the near term, we believe these dynamics would be favorably impacted by higher than expected in-patient hospital admission trends. Longer term, improvement in overall job creation in the economy would provide many staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provided directly to hospital employers during the last two years. We believe this would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us.  In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses, although we cannot predict when that will happen.

        The average bill rates, excluding hospital sponsored pass-through bonuses and administrative and co-marketing expenses, in our organic nurse staffing business during the nine months ended September 30, 2004, were 0.4% lower than the nine months ended September 30, 2003. In addition, our pricing was negatively impacted by co-marketing and third party administrative fees as well as a reduction in hospital sponsored pass-through bonuses that are accounted for in revenue. Fees relating to the co-marketing arrangements we have with group purchasing organizations in which we have exclusive or preferred provider status, and third-party administrative fees relating to vendor managed programs are included as an offset to revenue. We have experienced an increase in co-marketing expenses dispersed to secure more preferred provider relationships and an increase in vendor management services being utilized by our customers.

        Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 2% of our volume in our healthcare staffing business segment in both the nine months ended September 30, 2004 and 2003.

        For the nine months ended September 30, 2004, nurse staffing operations generated 87.4% of healthcare staffing revenue and 12.6% was generated by other operations. For the nine month period ended September 30, 2003, 88.8% of healthcare staffing revenue was generated from nursing operations and 11.2% was generated by other operations.

        Contribution income from our healthcare staffing segment for the nine months ended September 30, 2004 decreased 21.7% or $12.7 million from $58.6 million to $45.9 million. As a percentage of healthcare staffing revenue, contribution income was 9.9% for the nine months ended September 30, 2004 compared to 12.4% for the nine months ended September 30, 2003. Our profitability was negatively impacted by a decline in the bill-pay spread and higher insurance costs. The increase in direct costs in our travel staffing businesses was not offset by an increase in pricing to our customers. All of these factors, combined with less leverage on our overhead, contributed to this decrease in contribution income as a percentage of revenues.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

        Revenue from other human capital management services increased 11.6% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was primarily due to higher revenue from our educational training and search businesses. The increase in revenues from our educational training business primarily reflects higher seminar attendance in the nine month period ending September 30, 2004 compared to the nine month period ending September 30, 2003.

        Contribution income from other human capital management services for the nine months ended September 30, 2004 increased 62.2% to $5.3 million from $3.3 million in the nine months ended September 30, 2003. This increase was primarily due to the increase in revenues from our educational seminars business. Contribution income as a percentage of other human capital management services revenue for the nine months ended September 30, 2004 was 12.8% compared to 8.8% for the nine months ended September 30, 2003 reflecting expense controls and improved operating leverage on our educational training business resulting from an increase in average attendees per seminar.

UNALLOCATED CORPORATE OVERHEAD

        Unallocated corporate overhead was $17.8 million in the nine months ended September 30, 2004 compared to $17.9 million in the nine months ended September 30, 2003. Corporate cost saving measures offset increases in legal and public company expenses related to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of consolidated revenue, unallocated corporate overhead was 3.5% during both the nine months ended September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2004, we had a current ratio, the amount of current assets divided by current liabilities, of 2.2 to 1.0 compared to 2.7 to 1.0 as of December 31, 2003. Working capital decreased by $16.7 million to $62.8 as of September 30, 2004, compared to $79.5 million as of December 31, 2003. This decrease in working capital was primarily due to a decrease in accounts receivable. During the nine months ended September 30, 2004, net cash provided by operating activities was used primarily to repay long-term debt as described below.

        Net cash provided by operating activities for the nine months ended September 30, 2004 was $37.0 million compared to $43.2 million for the nine months ended September 30, 2003. This decrease is primarily due to lower net income excluding non-cash items in the nine month period ending September 30, 2004 compared to the nine month period ending September 30, 2003. Days sales outstanding improved 2 days from 59 days for the three month period ended December 31, 2003 to 57 days for the three month period ended September 30, 2004.

        Investing activities used $5.6 million of cash in the nine months ended September 30, 2004 compared to $110.0 million during the nine months ended September 30, 2003. Investing activities in the nine months ended September 30, 2004 were primarily attributable to capital expenditures and earnout payments relating to previous acquisitions.  During the nine months ended September 30, 2003, investing activities included the purchase of Med-Staff.

        Net cash used in financing activities in the nine months ended September 30, 2004 was $31.3 million compared to a net source of funds of $67.8 million in the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we repaid $36.2 million of the term loan portion of debt, which included optional prepayments on our term loan of $33.2 million. This use of cash in the nine months ending September 30, 2004 was offset by net proceeds of $3.0 million provided by our revolving credit facility, and by other financing activities. Other financing activities included the proceeds from the exercise of stock options and the purchase of our common stock pursuant to our stock repurchase program.

        On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. During the nine month period ended September 30, 2004, we purchased 29,000 shares of common stock at an average cost of $15.37 per share pursuant to the current authorization. The cost of such purchases was approximately $0.4 million. As of September 30, 2004, we had purchased 1,030,400 shares of our common stock at an average cost of $13.75 per share pursuant to the current authorization. All of the common stock was retired. The cost of such purchases was approximately $14.2 million. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

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

SUBSEQUENT EVENTS

        On October 4, 2004, we sold assets of our Jennings Ryan & Kolb and Gill/Balsano Consulting practices to Mitretek Systems, Inc. (Mitretek) for $12.3 million in cash plus a working capital adjustment. The net assets sold consisted primarily of goodwill and other intangibles with a carrying amount of $6.6 million. Net proceeds from this transaction were used to pay down $10.4 million of term loan debt. As of September 30, 2004, in accordance with FASB Statement No. 142, we performed an interim impairment test on the reporting unit that included the assets that were sold. We determined that no impairment existed for that reporting unit based on the results of the test.

        Separately, in October 2004, the Board of Directors approved a plan to pursue a sale with respect to our Cejka Consulting practice that was not acquired by Mitretek. Cejka Consulting was a part of TravCorps Corporation, which was acquired by Cross Country Healthcare in December 1999. Cejka Consulting, along with the aforementioned disposed practices constituted the Company’s Cross Country Consulting, Inc. subsidiary, which is a component of our other human capital management services business segment. Cross Country Consulting, Inc. will be accounted for as discontinued operations beginning in the fourth quarter of 2004.

        On November 3, 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of approximately 11.4 million shares of common stock by three of our existing shareholders. No members of management are registering shares pursuant to this registration statement. The Company will not receive any of the proceeds from the sale of these shares. All net proceeds from the sale will go to the selling stockholders. We will incur all fees and expenses relating to the registration statement.

COMMITMENTS

        The following table and discussion reflects our remaining significant contractual obligations and other commitments as of September 30, 2004:

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(Unaudited, amounts in thousands)

Term Loan (a)	$57,001	$760	$3,040	$3,040	$3,040	$24,321	$22,800

Operating Leases	22,827	1,286	5,060	4,307	3,164	2,432	6,578

	$79,828	$2,046	$8,100	$7,347	$6,204	$26,753	$29,378

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

As of October 29, 2004, the Company made additional prepayments of $14.4 million which adjusted the remaining scheduled payments. The adjusted amounts for the term loan, in thousands, are: 2004 - $568; 2005- $2,273; 2006 - $2,273; 2007 - $2,273; 2008 - $18,185; and thereafter - $17,049.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

        Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

        No new standards have been issued that impact Cross Country Healthcare, Inc.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, the outcome of any litigation, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption “Risk Factors” in the Company’s Registration Statement on Form S-3  filed on November 3, 2004.

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

ITEM 4.    CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

        There have been no changes in the Company’s internal controls or in other factors that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal controls over financial reporting.

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

        Plaintiffs, who purport to sue on behalf of themselves and all others similarly situated, allege that Defendants failed to pay plaintiffs, and the class they purport to represent, properly under California law. Plaintiffs claim that defendants failed to pay nurses hourly overtime as required by California law; failed to calculate correctly their employees’ regular rate of pay used to calculate the rate at which overtime hours are to be compensated; failed to calculate correctly and pay a double time premium for all hours worked in excess of 12 in a workday; scheduled some of its employees on an alternative workweek schedule, but failed to pay them additional compensation when those employees did not work such alternative workweek, as scheduled; failed to pay for missed meal and rest breaks; failed to pay wages due upon termination of employment within the time prescribed by California law; and failed to pay employees for the minimum hours defendants had promised them.

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

        The lawsuit has not yet been certified by the court as a class action. At this time we are unable to determine our potential exposure. We intend to vigorously defend this matter.

City of Ann Arbor Employees Retirement System v. Cross Country Healthcare, Inc., Joseph A. Boshart and Emil Hensel; Peter A. Cohen, individually and on behalf of all other similarly situated v. Cross Country Healthcare, Inc., Joseph Boshart and Emil Hensel; and Robert Husted and Marcella Husted, individually and on behalf of all other similarly situated v. Cross Country Healthcare, Inc., Joseph Boshart and Emil Hensel

        On or about August 9, 2004, August 19, 2004 and August 24, 2004 individual lawsuits were filed by City of Ann Arbor Employees Retirement System, Peter Cohen, and Robert Husted and Marcella Husted, on behalf of themselves and all other persons who acquired the Company’s Common Stock during the period October 25, 2001 through August 6, 2002, respectively.  Each lawsuit was brought in the United States District Court Southern District of Florida. Each lawsuit alleges the Company, Joseph A. Boshart (President and CEO of Cross Country and a Director) and Emil Hensel (Chief Financial Officer of Cross Country and a Director) violated certain sections of 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, 15 U.S.C Sections 78j (b) and 78t (a) and Rule 10b-5 promulgated by the Securities and Exchange Commission, 17 C.F.R, Section 240.10b-5, by, among other things, issuing public documents and statements that were materially false and misleading concerning the Company’s business, operations and prospects which artificially inflated the price of the Company’s common stock.

        Plaintiffs seek, among other things, an order declaring the action to be a class action and declaring the plaintiffs to be a representative of the class as well as an award of damages in an amount to be determined.

        This lawsuit is in its very early stages and has not yet been certified by the court as a class action. The various complaints have not yet been consolidated, and the Company has not yet responded. We are unable at this time to determine our potential exposure. We intend to vigorously defend this matter.

William Marcus, Derivatively On Behalf of Cross Country Healthcare, Inc. v. Joseph A. Boshart, Emil Hensel, Karen H. Bechtel, W. Larry Cash, Bruce A. Cerullo, Thomas C. Dircks, A. Lawrence Fagan, M. Fazle Husain, Joseph Swedish and Joseph Trunfio; and David Steiner, Derivatively On Behalf of Cross Country Healthcare, Inc. v. Joseph A. Boshart, Emil Hensel, Karen H. Bechtel, W. Larry Cash, Bruce A. Cerullo, Thomas C. Dircks, A. Lawrence Fagan, M. Fazle Husain, Joseph Swedish and Joseph Trunfio

        On or about September 7, 2004, each of William Marcus and David Steiner filed identical lawsuits derivatively on behalf of Cross Country Healthcare, Inc. (the “Company”) naming Joseph A. Boshart, Emil Hensel, Karen H. Bechtel, W. Larry Cash, Bruce A. Cerullo, Thomas C. Dircks, A. Lawrence Fagan, M. Fazle Husain, Joseph Swedish and Joseph Trunfio (each a member of the Board of Directors of the Company from October 25, 2001 to August 6, 2002) as defendants. Both claims were filed in the United States District Court, Southern District of Florida.

        Plaintiffs allege, among other things, that the defendants violated state laws, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment from October 25, 2001 to August 6, 2002, which plaintiffs allege resulted in substantial losses to the Company and other damages, such as to its reputation and goodwill.

        Plaintiffs seek, among other things, a judgment against all of the defendants in favor of the Company for monetary damages, equitable and/or injunctive relief, restitution, and the costs and disbursements of the action (including reasonable attorneys fees, accountants’ and experts’ fees, costs and expenses).

        This lawsuit is in its very early stages. The two complaints have not been consolidated, and the Company has not yet responded. At this time we are unable to determine our potential exposure. We intend to vigorously defend this matter.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended September 30, 2004, we purchased 12,600 shares of common stock at an average cost of $14.64 per share pursuant to its current authorization. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	—	NA	NA	482,200
August 1 – August 31, 2004	12,100	$14.63	12,100	470,100
September 1 – September 30, 2004	500	$14.97	500	469,600
Total July 1 – September 30, 2004	12,600	$14.64	12,600	469,600

ITEM 6.    EXHIBITS.

        See Exhibit Index immediately following signature page.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: November 8, 2004	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: November 8, 2004	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer