Form 10-K
period 2004-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2005-03-16
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-33169

——————

Cross Country Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4066229 (I.R.S. Employer Identification No.)

6551 Park of Commerce Boulevard, N.W.

Boca Raton, Florida 33487

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (561) 998-2232

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the act:

Common Stock, $0.0001 Par Value Per Share

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2004 of $18.15 as reported on the Nasdaq National Market, was $368,031,942. This calculation does not reflect a determination that persons are affiliated for any other purpose.

    As of February 28, 2005, 32,224,277 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s definitive proxy statement, for the 2005 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in the section entitled “Business-Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2005.

PART I

Item 1. Business.

Overview of Our Company

We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment represented approximately 94% of our 2004 revenue and was comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented approximately 76% of our healthcare staffing revenue. Our other human capital management services business segment represented approximately 6% of our 2004 revenue and consisted of education and training, and retained physician and healthcare executive search services.

We believe we are well positioned in the current environment for healthcare staffing services to take advantage of longer-term industry and demographic dynamics that include a growing shortage and aging of registered nurses (RNs), an aging U.S. population expected to result in growth of hospital admissions, state and federal legislation regarding minimum nurse staffing levels and maximum allowable overtime, and the long-term secular trend among hospitals toward outsourcing to provide variable cost structure for flexibility in meeting their staffing requirements. For the year ended December 31, 2004, our revenue was $654.1 million and our net income was $20.7 million, or $0.63 per diluted share. During 2004, we generated $43.3 million in cash flow from operations and we reduced our debt to $42.3 million, resulting in a debt to total capitalization ratio of 11% as of December 31, 2004.

During the fourth quarter of 2004, we sold two of our healthcare consulting practices and have a plan of sale for the remaining practice. Accordingly, our healthcare consulting business has been reclassified as a discontinued operation. Previously, these operations were included in our other human capital management services segment. In June 2003, we acquired the assets of Med-Staff, Inc. (MedStaff), a large privately-held travel and per diem nurse staffing company.

Nurse and Allied Health Staffing

We are a leading provider of travel nurse staffing services in the U.S. We also provide per diem nurse staffing and allied health professional staffing services. We market our healthcare staffing services to hospitals and healthcare facilities through our Cross Country Staffing and MedStaff brands to provide our clients with fixed-term travel and flexible-term per diem staffing solutions. We provide credentialed nurses for travel and per diem staffing assignments at public and private healthcare facilities, and for-profit and not-for-profit facilities located predominantly throughout the U.S. The vast majority of our assignments are at acute care hospitals, including teaching institutions, trauma centers and community hospitals located in major metropolitan areas. We also provide other healthcare professionals, in a wide range of specialties, which include operating room technicians, therapists, and other allied health professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. We also fill a small number of staffing assignments in non-acute care settings, including nursing homes, skilled nursing facilities and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools. Together, our client base includes approximately 3,000 hospitals and other healthcare providers across all 50 states. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

In January 2005, Cross Country Staffing’s travel staffing business received certification by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) under its Health Care Staffing Services Certification Program. The JCAHO certification program offers an independent, comprehensive evaluation of a staffing agency’s ability to provide quality staffing services. We believe this certification program is the most important quality initiative in the history of our industry and one that we believe addresses certain quality concerns held by hospitals about healthcare staffing agencies.

Cross Country Staffing is our core staffing brand that markets its staffing services to hospitals and healthcare facilities as well as operates differentiated recruiting brands to recruit registered nurses and allied healthcare professionals on a domestic and international basis. In addition to staffing nurses and allied professionals at healthcare facilities throughout the U.S., Cross Country Staffing is pursuing and implementing exclusive and preferred provider relationships with hospital clients and group purchasing organizations. Cross Country Staffing provides clients with an integrated suite of solutions to facilitate the efficient management of their temporary workforce while decreasing overall staffing costs. These solutions include vendor management, interview servicing and technology.

We also market our nurse staffing services at numerous national, regional and local conferences and meetings, including the Johnson & Johnson “Campaign for Nursing’s Future,” the National Association of Health Care Recruiters, Association of Critical Care Nurses, American Organization of Nurse Executives, American Society for Healthcare Human Resource Administration, American College of Healthcare Executives and Medical Group Management Association.

Our centralized travel nurse staffing services are provided to clients in all 50 states from our headquarters in Boca Raton, Florida as well as offices in Malden, Massachusetts, Tampa, Florida and Newtown Square, Pennsylvania. In addition to providing travel nurse staffing services, our MedStaff brand also provides per diem nurse staffing solutions through a network of branch offices serving major metropolitan markets as well as provides nurse staffing services to military hospitals and clinics.

Recruiting and Retention

We operate differentiated nurse recruiting brands consisting of Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local and Assignment America to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe that these professionals are attracted to us because we offer them high levels of customer service, competitive compensation and benefits packages, as well as a wide range of diverse assignments at attractive locations primarily throughout the U.S.

In 2004, thousands of healthcare professionals applied with us through our differentiated recruitment brands. Historically, more than half of our field employees have been referred to us by other healthcare professionals, with the remainder attracted by advertisements in trade publications and our Internet websites. Our Internet sites allow potential applicants to review our business profile, apply on-line, view our company-provided housing and participate in on-line forums.

In our travel staffing business, our recruiters are an important component of our business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our nurse recruiters work with the candidates throughout their initial placement process as well as on subsequent assignments. We believe our strong retention rate is a direct result of these relationships. Recruiters match the supply of qualified candidates in our database with the demand of positions from our hospital clients. At year-end 2004, we had 134 recruiters and believe we have an adequate number of nurse recruiters to support the present level of demand.

Our educational and training services give us a competitive advantage by enhancing both the quality of our nurses and the effectiveness of our recruitment efforts. Through Cross Country University, a unit of Cross Country TravCorps, we can also further develop the capabilities of our recruiters and working nurses by:

•

Offering training opportunities;

•

Enabling our nurses to easily complete state licensing requirements for continuing education; and

•

Providing professional development opportunities to our nurses.

Our recruiters utilize our computerized databases of positions to match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, our account managers review the candidate’s application package before submitting it to the client for review. Account managers are knowledgeable about the specific requirements and operating environment in the hospitals that they service. Our databases are kept up-to-date by our account managers as well as through StaffingOffice.com, a component of Cross Country Staffing’s suite of services that provides hospitals with an online tool for managing their supplemental healthcare staffing needs. This technology solution utilizes the hospital’s existing Internet connection and requires no infrastructure or software purchase on the part of the client.

Contracts with Field Employees and Hospital Clients

Each of our traveling field employees works for us under a contract. Travel assignments are typically 13 weeks in duration. Our traveling field employees that are on payroll contracts are hourly employees whose contract specifies the hourly rate they will be paid and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration, or OSHA, requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments we lease and travel services. Our contract with the healthcare professional obligates us to provide these services to the healthcare professional. We are compensated for the services we provide at a predetermined rate negotiated with our hospital client, without regard to our cost of providing these services. Currently, approximately 98% of our employees work for us under payroll contracts. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Operations

We operate our travel nurse staffing business from a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operations centers located in Boca Raton, Florida, Malden, Massachusetts, Tampa, Florida and Newtown Square, Pennsylvania. These centers perform key support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, client care and risk management. Our per diem staffing services are provided through a network of branch offices serving major metropolitan markets predominantly located along the East and West coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automated Data Processing (ADP) for payroll processing. Biweekly client billings are generated automatically once the payroll information is complete. Our payroll department also provides customer support services for field employees who have questions.

During 2004, we leased an average of approximately 2,450 apartments throughout the U.S. Our housing departments typically secure leases and arrange for furniture rental and utilities for field employees at their assignment locations. Generally, we provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices, with lease terms that usually correspond to the length of the assignment. We believe that our economies of scale help us secure preferred pricing and favorable lease terms.

Clinical Trials Staffing

Our ClinForce subsidiary provides clinical research professionals for in-sourced and out-sourced fixed-term contract assignments and permanent placement services to many of the world’s leading companies in the pharmaceutical, biotechnology, medical device, contract research organization and related clinical research organization clients in North America. Many of our research trials professionals are also RNs. We provide professionals in such areas as clinical research and clinical data sciences, medical review and writing, and pharmacoeconomics and regulatory affairs. Our understanding of the clinical research process enables us to provide responsive services to our clients and to offer greater opportunities to our research professionals.

Education and Training Services

Our Cross Country Education (CCE) subsidiary (formerly known as Cross Country Seminars) provides continuing education programs to the healthcare industry. CCE holds one-day seminars, as well as national conferences, on topics relevant to nurses and other healthcare professionals. In 2004, CCE held 5,270 seminars and conferences that were attended by approximately 180,000 registrants in more than 230 cities across the U.S. In addition, we extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Retained Search

Our Cejka Search subsidiary, a nationally recognized retained search organization, provides physician and executive search services throughout the U.S. exclusively to the healthcare industry, including hospitals, pharmaceutical companies, insurance companies and physician groups.

Overview of the Nurse Staffing Industry

Increasing Utilization of Healthcare Services

There are a number of factors driving an increase in the utilization of healthcare services, including:

•

Population and aging of Americans – A projected 18% increase in overall U.S. population between the year 2000 and 2020, will result in an additional 50 million people who will require health care – 19 million of which will be in the 65 and over age group (U.S. Department of Health and Human Services report – July 2002). People age 65 and older accounted for 13% of the population and $144 billion, or 37%, of hospital spending in 1999, according to the most recent data available from the Centers for Medicare & Medicaid Services (CMS). The CMS projects that annual growth in spending on hospital services will remain relatively constant at about 6% throughout the next decade while total healthcare expenditures are expected to grow by an average of 7.1% annually from 2001 through 2010.

•

Advances in medical technology and healthcare treatment methods that attract a greater number of patients with complex medical conditions requiring higher intensity care.

Industry Dynamics

Over the coming decades, demand for healthcare services is expected to increase due to an aging U.S. population while the national supply of RNs is projected to decline. The expected result is a pronounced shortage of RNs. Contributing to this shortage is a rapidly aging population of working RNs, lower overall enrollment in nursing schools over the past decade, and a nurse education system strained by a lack of teaching facilities as well as an aging faculty with fewer doctoral candidates as potential replacement educators. Hospitals and other healthcare facilities utilize outsourced nurse staffing as a means of supplementing their own recruiting and retention programs, and benefit from the flexibility and variable cost that outsourcing provides in managing their changing nurse staffing requirements. Similarly, RNs have turned to outsourced nurse staffing for greater job flexibility and better working conditions.

Temporary Nurses

The most common temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses. Travel nurse staffing involves placement of RNs on a contracted, fixed-term basis typically for a 13 week assignment, although assignments may range from several weeks to one year. Travel assignments usually involve temporary relocation to the geographic area of the assignment. Travel nurses provide hospitals and other healthcare facilities with the flexibility and variable cost to manage changes in their staffing needs due to shifts in demand, represent a pool of potential full-time job candidates, and enable healthcare facilities to provide their patients with continuity of care. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements. Per diem nurse staffing comprises the majority of temporary healthcare staffing and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice of assignments by the client.

Demand Dynamics

During the five-year period from 1997 through 2002, outsourced labor used by hospitals increased by 72% according to a study by Shoemaker and Howell (August 2004). However, since mid-2002, we believe several factors have combined to reduce demand for outsourced nurse staffing services:

•

Our nurse staffing business has weakened due to budgetary actions taken by acute care hospital customers resulting in a more cautious buying process that reduced the level of demand for our nurse staffing services and resulted in a decline in the number of nurses applying with us for contract travel assignments. During this time, hospitals have relied more on staff nurse overtime, expanded nurse patient ratios, and increased wages and compensation to attract more nurses to their workforce. We believe the reduction in the use of outsourced labor is an expected temporary pull-back following an extended period of rapid growth and does not signify a change in the long-term secular trend towards outsourcing. A recent study co-authored by Peter Buerhaus, Associate Dean of Vanderbilt University’s School of Nursing that was published in Health Affairs (November 2004), reported that 205,000 full-time RNs entered the nursing workforce during the 2001 to 2003 period representing the largest two-year growth in nursing employment since the early 1980s. Most of the growth occurred in hospitals which added 183,000 RNs. Of this increase, nurses over age 50 and, to a lesser extent, foreign-born RNs accounted for the largest share of employment growth. We believe this increase is a function of a slow recovery of the U.S. job market since the recession ended in fourth quarter of 2001. The result has been an increase in the number of hours worked by full-time and part-time nurses. These nurses are working directly for hospital employers at prevailing wages in order to supplement family income due to their spouses being unemployed, under-employed or just concerned about the future. For example, in 2002, hospital employment of RNs over the age of 50 rose 15.8%, and most of these RNs were married and lived in states where the unemployment rate had risen faster than the national average. More specifically, employment rose more than 14% among married RNs (nearly three-quarters of all RNs are married) between 2001 and 2003, compared to 4.8% among unmarried RNs suggesting that continued job security among RNs’ spouses may have contributed to these RNs’ increased presence in the workforce. In addition to economic factors, higher wages also resulted in older nurses re-entering the workforce and younger nurses being attracted into the profession.

•

Relatively low in-patient hospital admissions starting in 2003 and continuing through 2004 further decreased demand for temporary nurse staffing services. As admission rates increase, temporary employees are often added before full-time employees are hired. As admission rates decrease, hospitals tend to reduce their use of temporary employees before undertaking layoffs of their staff nurses. While hospitals were unable to explain the decline in admissions, it affected the degree to which they were willing to bring outsourced nurse staffing labor into their facilities. We believe this created a purchasing psychology where hospitals were more willing to be understaffed than overstaffed. During 2004, hospitals continued to be cautious purchasers of nurse staffing services based on relatively low expectations for in-patient admissions growth that were realized and their utilization of internal and external resources to staff to the level of their expectations.

•

Many travel nurses have been disappointed by the decline in the amount and diversity of staffing opportunities. This has heightened their perceived risk in the ability of nurse staffing companies to keep them working contract after contract in a geographic location and clinical setting they desire. Some have chosen to stop traveling to take full-time or part-time staff positions with hospitals. While we believe this may not be their first choice, they may delay returning to travel nursing until they become more assured in being able to be consistently employed by nurse staffing companies.

In 2004, when looking at these factors, we believe nurses’ willingness to engage in the travel employment model was most responsible for continued declines in volumes in our nurse staffing business. While the number of orders for contract nurses improved substantially during 2004 from the low point in mid-2003, the level of our contract bookings for future assignments remained below the prior year. In the near term, we believe these metrics would be favorably impacted by higher than expected in-patient hospital admission trends. Longer term, improvement in overall job creation in the economy would provide many staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provided directly to hospital employers during the last two years. We believe this would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses, although we cannot predict when that will happen.

Shortage of Nurses

There are approximately 2.7 million licensed RNs in the U.S. Of this total, approximately 2.2 million are employed in nursing of which approximately 1.7 million full-time and part-time RNs work in acute care hospital settings, according to the most recent data available from the U.S. Department of Health and Human Services (February 2001).

Notwithstanding the recent two-year increase in the nurse workforce, the nursing shortage is expected to grow over the coming decades. The nursing workforce is projected to shrink to 2.2 million by 2020, yet the latest government forecast reflects that 2.8 million FTE RNs will be required by 2020. A U.S. Bureau of Labor Statistics report (February 2004) stated that, for the first time, nurses represented the largest projected 10-year job growth occupation, putting the demand for RNs at 2.9 million in 2012, up from 2.3 million in 2002. A study by the U.S. Department of Health and Human Services (July 2002) estimated there will be a 20% shortage of nurses by 2015 and 29% by 2020 that equates to a vacancy of 810,000 RNs. A similar report in 2002 to JCAHO quantified this shortage to be at least 400,000 fewer nurses available to provide care than will be needed by 2020. Meanwhile, the current national nurse vacancy rate is estimated to be approximately 7%. A year earlier, the vacancy rate was 13.9% according to a survey conducted by Bernard Hodes Group. The 2004 Health Affairs study, however, stated that despite the recent increase in nurses in the workforce, there is no empirical evidence that the nursing shortage has ended, citing a national survey of RNs and physicians conducted in 2004 which found that a majority of RNs (82%) and doctors (81%) perceived shortages of RNs in the hospitals where they worked or admitted most of their patients. Further, the national shortage of RNs is not evenly distributed across the country. The 2003 Nursing Shortage Update by Fitch, Inc. (Fitch) estimates that thirty states are currently experiencing a shortage, and by 2020, 44 states and the District of Columbia are projected to have shortages. Several factors are expected to contribute to the decline in the supply of RNs:

•

The RN population is getting older and approaching retirement age. The average age of working RNs continues to advance from 42.1 years in 2002 toward 45.4 years projected by 2010. The Fitch report projects that by 2011 the number of retiring nurses will equal the number of new nurses entering the profession. According to the Department of Health and Human Services, the late 1990s was the slowest period of nursing population growth in the past 20 years, slowing to 1.3% compared with 2% to 3% in prior years. However, the more recent 2004 Health Affair study reflects significant increases to the nurse workforce, primarily by older nurses where employment of nurses older than age 50 grew faster than any other age group. The study suggests that older RNs are sensitive to economic incentives, particularly to changes affecting their spouses’ incomes and job security. It is likely that older RNs will remain in the workforce as long as job creation nationally runs below historically normal levels and hospitals continue to raise RN wages. It is unclear whether RN wage increases alone will be enough to retain many recently employed older RNs, particularly as they approach retirement due to the physically demanding nature of the job. The number of RNs retiring from the workforce is projected to exceed the number of new entrants to the nursing workforce between 2012 and 2016.

Another Health Affairs article published in 2003 co-authored by Peter Buerhaus estimated that nursing school enrollment would have to increase 40% annually over the next decade to put enough RNs in the pipeline to replace the number of nurses expected to retire. Following six straight years of decline, the number of domestically trained nurses sitting for the NCLEX exam, which is required for all new nurses entering the profession in the U. S., increased in the last three years. There were 17,000 more nurses taking this exam in 2004 than at the low point in 2001. Despite the recent increases, the number of NCLEX takers in 2004 was still 9% lower than in 1995 and falls well short of the required increase estimated by Buerhaus mentioned above.

•

The capacity of U.S. nursing schools is also constraining the supply of domestically trained nurses. Nursing schools turned away more than 26,000 qualified applicants in 2004 according to the American Association of Colleges of Nursing (AACN) due to insufficient numbers of faculty and limited clinical placement sites and classroom space. In 2003, approximately 11,000 applicants were declined admittance to entry-level baccalaureate programs. The shortage of nurses is mirrored by a corresponding shortage of nursing faculty, which are even older than the average age of RNs. In addition, the Honor Society of Nursing reported a 7% vacancy rate for nursing faculty positions. Part of the challenge is that the minimum credential to educate nurses at the associate degree level is a master’s degree, and a baccalaureate degree is required to get a master’s degree. The constraint in the baccalaureate training programs is expected to exacerbate the future shortage of nurse educators. The AACN believes that baccalaureate-degreed RNs are five times more likely to pursue a higher degree than associate-degreed nurses. The AACN reported a 10% drop in nurses graduating with doctoral degrees in 2004 from the prior year.

•

Many RNs are leaving the hospital workforce through retirement, death or by choosing careers outside of acute care hospitals or in professions other than nursing. There are approximately 500,000 licensed nurses not employed in nursing. According to a Peter D. Hart Research Associates study (April 2001), the top reasons nurses leave patient care, besides retirement, are to seek a job that is less stressful and less physically demanding (56%), to seek more regular hours (22%) and a desire for more compensation (18%).

Outsourcing of Staffing Services

The use of temporary workers by hospitals increased by 72% from 1997 to 2002, rising from 4.7% of personnel expenses to 8.1% over that period, according to a recent study by Shoemaker and Howell (August 2004). Using temporary personnel enables healthcare providers to vary their staffing levels to match the changes in demand for their permanent staff caused by both planned and unplanned vacancies as well as variability in patient admissions.

Healthcare providers also use temporary personnel to address budgeted shortfalls due to vacancy rates and use temporary staffing to manage seasonal fluctuations in demand for their services. The following factors create seasonal fluctuations in demand for healthcare personnel:

•

Seasonal population swings, in the sun-belt states of Florida, Arizona and California in the winter months and the Northeast and other geographical areas in the summer months; and

•

Seasonal changes in occupancy rates that tend to increase during the winter months and decrease during the summer months.

The Staffing Industry Report, an independent staffing industry publication, estimates that in 2004 $10.1 billion in revenue was generated in the U.S. healthcare staffing market and that this represented an overall decline of approximately 3% from $10.4 billion in 2003 and $11.4 billion in 2002. We believe approximately $60.0 billion is spent on nursing labor by acute care hospitals. We estimate that historically about 8% to 10% of hospital nurse staffing was outsourced with utilization of about 25% travel nurse staffing and 75% per diem nurse staffing. However, as a result of the overall decrease in demand, we estimate about 7% to 8% of hospital nurse staffing is currently outsourced, representing approximately $4.5 to $5.0 billion of the total.

Legislative Changes Expected To Increase Demand

In response to concerns made by consumer groups about the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures on nurses, a number of states have either passed or introduced legislation addressing nurse to patient ratios and/or limiting mandatory nurse overtime. The federal government has taken, and is also contemplating, legislative action on these issues. The passage of such legislation is expected to increase the demand for nurses.

•

Nurse Staffing Plans and Nurse to Patient Ratio Legislation

The California Safe Hospital Staffing law went into effect January 1, 2004, which requires all hospitals in the state to have enough nurses to provide each patient with safe and quality care. These ratios set a cap on the number of patients for which any one nurse can be responsible, recognizing that the standard for patient care remains staffing based on patient acuity. This ratio legislation incorporated phased-in implementation dates of January 1, 2004, 2005, and 2008. According to a recent review of hospital data by the L.A. Times, only about 36% of hospitals in California were able to comply with the 2004 patient ratio requirements. In November 2004, however, certain state governmental actions occurred that may keep ratios at 2004 levels until 2008 rather than tighten in January 2005 as initially set by the legislation. The outcome of this matter is currently unresolved.

During 2004, the following states introduced legislation that would require healthcare facilities to develop nurse staffing plans and/or nurse to patient ratios: Florida, Hawaii, Massachusetts, Rhode Island and Washington. In addition to California, in prior years, the states of Nevada, Texas, Oregon, Kentucky, and Virginia adopted similar legislation that has not yet been implemented.

In January 2005, the U.S. Senate introduced the Registered Nurse Safe Staffing Act of 2005 that would require Medicare providers to disclose staffing levels and patient outcomes. A companion bill has been introduced in the U.S. House of Representatives.

•

Mandatory Overtime

During 2004, legislation was enacted in West Virginia and Connecticut prohibiting or limiting the use of mandatory nurse overtime. Similar legislation was also introduced in the states of Florida, Georgia, Hawaii, Iowa, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, Rhode Island, Tennessee, Vermont and Washington. In prior years, the states of California, Louisiana, Maine, Maryland, Minnesota, Nevada, New Jersey, Oregon and Texas enacted or introduced similar legislation.

In February 2005, a bill was introduced in the U.S. House of Representatives that is similar to laws passed in several states and would limit mandatory overtime for nurses to 12 hours in a 24-hour period and 80 hours over 14 days. Companion legislation is expected to be introduced in the U.S. Senate.

Additional Information About Our Business

Competitive Strengths

•

Recognition in the Nurse Staffing Industry. We have operated in the travel nurse staffing industry since the 1970s and have a leading nurse recruitment brand based on revenue. Our Cross Country Staffing brand is well recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and MedStaff brands are well recognized by RNs and other healthcare professionals. We believe that through our existing relationships with travel nurse staffing clients, we are positioned to effectively market our complementary per diem nurse, allied health and clinical research trial staffing services. In our non-staffing businesses, we believe our retained physician search business has one of the highest levels of recognition in its industry and our education and training business provides its services to a wide range of healthcare managers and professionals, including some healthcare professionals currently working for us on assignments or considering us for a future assignment.

•

Strong and Diverse Client Relationships. We provide staffing solutions to a client base of approximately 3,000 hospitals, pharmaceutical companies and other healthcare providers across all 50 states. No single client accounted for more than 3% of our revenue. We worked with 88% of the nation’s top “Honor Roll” hospitals and 65% of the top hospitals as identified by U.S. News & World Report in its most recently published study.

•

Vendor Management Capabilities. Our Cross Country Staffing brand has the ability to provide acute care facilities with comprehensive vendor management services. By leveraging proprietary technology and its single-point of contact service model, Cross Country can manage all job orders, credential verification, candidate testing, invoicing, and management reporting.

•

JCHAO Certification. In January 2005, our Cross Country Staffing travel business received certification by the Joint Commission on Accreditation for Healthcare Organizations under its Health Care Staffing Services Certification Program. We are one of the first healthcare staffing companies and the first publicly traded company to receive this new certification. The JCAHO certification program offers independent, comprehensive evaluation of a staffing agency’s abilities to provide quality staffing services. While this JCAHO program is voluntary for healthcare staffing companies, we believe it will result in differentiation among healthcare staffing providers and expect that hospitals will increasingly look for JCAHO certification when selecting a nurse staffing company to meet their temporary staffing needs.

•

Recruiting and Employee Retention. We are a leader in recruiting and retaining highly qualified healthcare professionals. We recruit healthcare professionals from all 50 states and Canada. We also recruit RNs from English-speaking foreign countries, assist them in obtaining U.S. nursing licenses, sponsor them for U.S. permanent residency visas, and then place them in domestic acute care hospitals. In 2004, thousands of healthcare professionals applied with us through our differentiated recruitment brands. Referrals generated a majority of our new candidates. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits.

•

Continuing Education. In 1996, we established Cross Country University, the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center. This accreditation enables us to provide continuing education credits to our healthcare professionals. Cross Country University provides accreditation and continuing education to other healthcare professionals.

•

Scalable and Efficient Operating Structure. At year-end 2004, the databases for our travel and per diem staffing businesses included approximately 200,000 RNs and other healthcare professionals who completed job applications with us. Our size and centralized travel nurse staffing structure provide us with operating efficiencies in key areas such as recruiting, advertising, marketing, training, housing and insurance benefits. Our proprietary information systems enable us to manage virtually all aspects of our travel nurse staffing operations. Our systems are designed to accommodate significant future growth.

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

Growth Strategy

Despite the reduction in overall demand for outsourced healthcare staffing, there still remains unmet demand for our nurse staffing services. We are striving to meet a greater portion of this demand by pursuing and implementing exclusive and preferred provider relationships with new and existing hospital and health system clients that are large users of nurse staffing services. We also continue to recruit additional licensed nurses and other healthcare professionals, and manage our internal capacity to efficiently and effectively meet the changing supply and demand requirements of the healthcare staffing marketplace. We intend to continue to grow our businesses by:

•

Exclusive and Preferred Provider Relationships. We plan to establish more exclusive and preferred provider relationships with our existing hospital clients and healthcare organizations as well as at hospitals and healthcare organizations for which we do not presently provide staffing services. We also plan to utilize our relationships with existing travel staffing clients to more effectively market our complementary services, including staffing of clinical trials and allied health professionals, search and recruitment, and education and training.

•

Enhancing Our Recruitment Efforts to Increase Our Supply of RNs and Other Healthcare Professionals. Our recruitment strategy is focused on:

−

Utilizing a multi-brand approach to recruit nurses and other healthcare professionals on a domestic and international basis while segmenting the nurse marketplace with differentiated brand offerings;

−

Increasing the number of recruiters and improving the productivity of staff dedicated to the recruitment of new nurses;

−

Using the Internet to accelerate the recruitment-to-placement cycle;

−

Expanding our advertising presence to reach more nursing professionals; and

−

Increasing the number of referrals from existing field employees by providing them with superior service.

•

Increasing Our Market Presence in the Flexible-Term Per Diem Staffing Market. We intend to use our existing brand recognition, client relationships and database of nurses who have expressed an interest in flexible-term assignments to expand our per diem services to the acute care hospital market. While we have not historically had a significant presence in per diem staffing services, MedStaff provides us with a more substantial platform for growth.

•

Acquiring Complementary Businesses. We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence.

Competitive Environment

The nurse staffing industry is highly competitive. While barriers to entry are relatively low, achieving substantial scale is more challenging. Of the market for outsourced nurse staffing services used by hospitals, we believe that approximately 25% is fixed-term travel nurse staffing and approximately 75% is flexible-term per diem nurse staffing. Our principal competitor in the travel nurse staffing sector is AMN Healthcare Services, Inc. We also compete with a number of nationally and regionally focused temporary nurse staffing companies that have the capabilities to relocate nurses geographically. The per diem nurse staffing sector is highly fragmented and comprised of numerous local temporary nurse agencies across the nation as well as some national providers such as, Medical Staffing Network Holdings, Inc. and InteliStaf Healthcare, Inc. In addition, the markets for our clinical trials and allied staffing services and for our healthcare-oriented human capital management services are highly competitive and highly fragmented, with limited barriers to entry.

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

The principal competitive factors in attracting and retaining temporary healthcare staffing clients include the ability to fill client needs, price, quality assurance and screening capabilities, compliance with regulatory requirements, an understanding of the client’s work environment, risk management policies and coverages, and general industry reputation. In addition, the level of demand for outsourced nurse staffing is influenced by in-patient admissions, national healthcare spending and spending on hospital care, general economic conditions and its impact on national, regional and local labor markets, and the corresponding supply of full-time and part-time hospital-based nurses willing to work at prevailing hospital wages.

Regulatory Issues

In order to service our client facilities and to comply with OSHA and JCAHO standards, we have a risk management program. The program is designed to, among other things, protect against the risk of negligent hiring. In addition, we have a claims-made professional liability insurance policy pursuant to which we provide primary coverage of $2 million for each occurrence through a self-insured retention program that is guaranteed by a $2 million irrevocable letter of credit held by our excess insurance provider. We also have up to $10 million in umbrella liability insurance coverage after the $2 million primary coverage has been exhausted.

Professional Licensure

Nurses and most other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff are frequently required to have been certified to provide certain medical care, such as CPR and ACLS, depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, comply with all applicable state laws.

Business Licenses

A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide services on-site at hospitals and other healthcare facilities to support or supplement the hospitals’ or healthcare facilities’ workforce. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses can result in injunctions against operating, cease and desist orders, and/or fines. We endeavor to maintain in effect all required state licenses.

Regulations Affecting Our Clients

Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Such limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

Immigration

Changes in immigration law and procedures following September 11, 2001 have slowed down our ability to recruit foreign nurses to meet demand, and changes to such procedures in the future could further hamper our overseas recruiting efforts. In addition, our use of foreign nurses may entail greater difficulty in ensuring that each professional has the proper credentials and licensure.

Regulations Applicable to Our Business

Our business is subject to extensive regulation by numerous governmental authorities in the United States. These complex federal and state laws and regulations govern, among other things, the validity of our foreign nurses working in the U.S., the licensure of professionals, the payment of our employees (e.g. wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. We conduct business in 50 states and are subject to the laws and regulations applicable to our business therein, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Employees

As of December 31, 2004, we had approximately 1,000 corporate employees and during 2004 had an average of 5,756 full-time equivalent field employees. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

Available Information

Financial reports and filings with the Securities and Exchange Commission (SEC), including this report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our Internet website, www.crosscountry.com.

Risk Factors

Although demand for outsourced nurse staffing has declined from the historically high levels reached during the peak years of 2000 and 2001, industry dynamics are such that we are still unable to recruit enough nurses to meet our clients’ demands for our nurse staffing services, limiting the potential growth of our nurse staffing business.

We rely significantly on our ability to attract, develop and retain nurses and other healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. Although demand from our clients has slowed down, at this time we still do not have enough nurses to meet our clients’ demands for our nurse staffing services. This shortage of nurses limits our ability to grow our nurse staffing business. Furthermore, we believe that the aging of the existing nurse population and lower enrollments in nursing schools from levels seen in the mid 1990s will further exacerbate the existing nurse shortage.

Terrorist attacks or armed conflict could adversely affect our normal business activity and results of operations.

In the aftermath of the terrorist attacks on September 11, 2001, we experienced a temporary interruption of normal business activity. Similar events in the future or armed conflicts involving the United States could result in additional temporary or longer-term interruptions of our normal business activity and our results of operations. Future terrorist attacks could also result in a disinclination of nurses to travel to staffing assignments by airplane or otherwise. The vast majority of nurses travel to assignments by car.

The costs of attracting and retaining qualified nurses and other healthcare professionals may rise more than we anticipate.

We compete with hospitals and other healthcare staffing companies for qualified nurses and other healthcare professionals. Because there is currently a shortage of qualified healthcare professionals, competition for these employees is intense. To induce healthcare professionals to sign on with them, our competitors may increase hourly wages or other benefits. If we do not raise wages or other benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages in response to our competitors’ wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

Our costs of providing housing for nurses and other healthcare professionals may be higher than we anticipate and, as a result, our margins could decline.

At any given time, we have a few thousand apartments on lease throughout the U.S. Typically, the length of an apartment lease is coterminous with the length of the assignment of the nurse or other healthcare professional. If the costs of renting apartments and furniture for our nurses and other healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s housing lease exceeds the term of the nurse’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, typically 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

Our clients may terminate or not renew their staffing contracts with us.

Our travel staffing arrangements with clients are generally terminable upon 30 or 90 days’ notice. We may have fixed costs, including housing costs, associated with terminated arrangements that we will be obligated to pay post-termination.

Our clinical trials staffing business is conducted under long-term contracts with individual clients that may conduct numerous clinical trials. Some of these long-term contracts are terminable by the clients without cause upon 30 to 60 days’ notice.

Health systems may develop their own in-house staffing capabilities that may replace their need to outsource staffing to us.

Decreases in in-patient admissions at our clients’ facilities may adversely affect the profitability of our business.

The general level of in-patient admissions at our clients’ facilities significantly affects demand for our temporary healthcare staffing services. When a hospital’s admissions increase, temporary employees are often added before full-time employees are hired. As admissions decrease, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of in-patient admissions downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, in-patient admissions at our clients’ facilities could decline. This reduction in admissions could adversely affect the demand for our services and our profitability.

We are dependent on the proper functioning of our information systems.

Our Company is dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting effectively.

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

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. This process for 2004 required us to hire additional personnel and outside advisory services and resulted in additional accounting and legal expenses.

Future changes in reimbursement trends could hamper our clients’ ability to pay us.

While in most cases our fees are paid directly by our clients rather than by third-party payors, many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry and other human capital management services through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisition or could raise the prices of acquisitions and make them less accretive to our earnings. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain lender’s approval for any acquisition over $25.0 million, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

•

diversion of management attention from existing operations; and

•

assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare or tax regulations.

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

Our industry is subject to many complex federal and state laws and regulations related to, among other things, the validity of our foreign nurses working in the U.S., the licensure of professionals, the payment of our employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. If we do not comply with the laws and regulations that are applicable to our business, we could incur civil and/or criminal penalties or be subject to equitable remedies.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, negligent hiring, product liability or related legal theories. Our Company may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks; relevant client policies and guidelines; or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

A key component of our business is the credentialing process. Ultimately, any hospital or other healthcare provider is responsible for its own internal credentialing process, and the provider makes the hiring decision. Nevertheless, in many situations, the provider will be relying upon the reputation and screening process of our Company. Errors in this process, or failure to detect a poor or incorrect history, could have a material effect on our reputation. In addition, we do not have access to all of the resources that are available to hospitals to check credentials.

To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage is, in part, self-insured and accordingly, we could incur significant costs with respect thereto. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

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

If we become subject to material liabilities under our self-insurance programs, our financial results may be adversely affected.

We provide workers compensation coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. A portion of our medical malpractice coverage is also through a partially self-insured program. If we become subject to substantial uninsured workers compensation, medical coverage or medical malpractice liabilities, our financial results may be adversely affected.

We are subject to litigation, which could result in substantial judgment or settlement costs.

The Company is a defendant in a purported class action captioned Theodora Cossack, et. al. v. Cross Country TravCorps, Inc. and Cross Country Nurses, Inc., pending in the Superior Court of the State of California, Orange County, alleging, among other things, that the defendants failed to pay plaintiffs, and the class they purport to represent, properly under California law. MedStaff, Inc. is a defendant in a purported class action captioned Maureen Petray and Carina Higareda, et al. v. MedStaff, Inc. filed in the Superior Court of the State of California, for the County of Riverside, alleging among other things, that that defendant failed to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to pay plaintiffs and the class they purport to represent for all hours worked; failed to compensate the employees for overtime worked; and failed to keep appropriate records to keep track of time worked. The defense of these lawsuits may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business. In addition, an adverse determination or a substantial settlement in either case could have a material adverse effect on our business, financial condition, results of operations, cash flow or future prospects.

Our indemnity from W. R. Grace, in connection with our acquisition of the assets of Cross Country Staffing, may be materially impaired by Grace’s financial condition.

In connection with our acquisition from W. R. Grace & Co. (“Grace”) of the assets of Cross Country Staffing, our predecessor, Grace agreed to indemnify us against damages arising out of the breach of certain representations or warranties of Grace, as well as against any liabilities retained by Grace. In March 2001, Grace filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. This bankruptcy filing could materially impair Grace’s obligations to indemnify us.

Until the sale by certain selling stockholders of a significant portion of the shares offered by the prospectus filed in November 2004, those selling stockholders will be able to substantially influence the outcome of all matters submitted to our stockholders for approval, regardless of the preferences of other stockholders.

Charterhouse Equity Partners III, (“CEP III”), CHEF Nominees Limited (“CHEF”, and together with CEP III, the “CEP Investors”) and investment funds affiliated with Morgan Stanley Dean Witter Capital Partners, IV, L.P. and Morgan Stanley Venture Partners III, L.P. (collectively, the “Morgan Stanley Funds”) together own approximately 35% of our outstanding common stock. Accordingly, acting together, they will be able to substantially influence:

•

the election of directors;

•

management and policies; and

•

the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Currently, our Board of Directors is comprised of nine members, two of whom are designees of the CEP Investors and two of whom are designees of the Morgan Stanley Funds. Under our stockholders’ agreement, the CEP Investors and the Morgan Stanley Funds each have the right to designate two directors for nomination to our Board of Directors. This number decreases (i) to one director for each group of investors if either the CEP Investors or the Morgan Stanley Funds reduce their respective ownership by more than 50% of their holdings prior to our initial public offering and (ii) to zero for each group of investors upon a reduction of ownership by more than 90% of their holdings prior to our initial public offering. Their interests may conflict with the interests of the other holders of Common Stock.

On November 3, 2004, the Company filed Registration Statement (File No. 333-120189) on Form S-3 pursuant to Rule 415 under the Securities Act of 1933 with the SEC relating to 11,403,455 of common stock owned by the CEP Investors and the Morgan Stanley funds. To date no such shares have been sold.

If provisions in our corporate documents and Delaware law delay or prevent a change in control of our Company, we may be unable to consummate a transaction that our stockholders consider favorable.

Our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of “blank check” preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

CEP III and investment funds managed by Morgan Stanley Private Equity each have demand rights to cause us to file a registration statement under the Securities Act covering resales of their stock and sales of this stock could cause our stock price to decline.

CEP III and investment funds managed by Morgan Stanley Private Equity each have demand rights to cause us to file, at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 35% of our outstanding common stock. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and are subject to significant restrictions in the case of shares held by persons deemed to be our affiliates. On November 3, 2004, the Company filed Registration Statement

(File No. 333-120189) on Form S-3 pursuant to Rule 415 under the Securities Act of 1933 with the SEC relating to 11,403,455 of common stock owned by the CEP Investors and the Morgan Stanley funds. To date, no such shares have been sold.

In addition, we registered 4,398,001 shares of common stock for issuance under our stock option plans. Options to purchase 2,689,963 shares of common stock were issued and outstanding as of February 28, 2005, of which, options to purchase 2,146,652 shares were vested. Common stock issued upon exercise of stock options, under our benefit plans, is eligible for resale in the public market without restriction.

We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 2. Properties.

We do not own any real property. Our principal leases as of December 31, 2004 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters	70,406	May 1, 2013
Newtown Square, Pennsylvania	Staffing administration and general office use	35,000	July 31, 2006
Malden, Massachusetts	Staffing administration and general office use	31,662	June 30, 2009
Clayton, Missouri	Search and recruitment headquarters	20,539	November 30, 2008
Durham, North Carolina	Clinical research and trials staffing headquarters	21,400	September 30, 2013
Tampa, Florida	Staffing administration and general office use	15,698	December 31, 2007
Nashville, Tennessee	Education training corporate office	9,070	August 31, 2007

Item 3. Legal Proceedings.

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

Peter A. Cohen, individually and on behalf of all other similarly situated v. Cross Country Healthcare, Inc., Joseph Boshart and Emil Hensel; and City of Ann Arbor Employees Retirement System v. Cross Country Healthcare, Inc., Joseph A. Boshart and Emil Hensel; and Robert Husted and Marcella Husted, individually and on behalf of all other similarly situated v. Cross Country Healthcare, Inc., Joseph Boshart and Emil Hensel.

In August 2004, the lawsuits described above were filed on behalf of the plaintiffs in those lawsuits and all other persons who acquired the Company’s Common Stock during the period October 25, 2001 through August 6, 2002.

The lawsuits were brought against Messrs. Boshart (President and CEO of Cross Country and a director) and Hensel (Chief Financial Officer of Cross Country and a director) and the Company. All three lawsuits were filed in the United States District Court, Southern District of Florida.

Plaintiffs in these lawsuits alleged, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by, among other things, issuing public documents and statements that were materially false and misleading concerning the Company’s business, operations and prospects which artificially inflated the price of the Company’s Common Stock. The complaints further alleged that defendants knew or recklessly disregarded that hospitals were hiring fewer of the Company’s nurses; the shortage of nurses was no longer creating as strong a demand for temporary nurses; and the Company had problems with staffing orders being received from hospitals and then abruptly cancelled.

All three of these lawsuits were voluntarily dismissed without prejudice by the respective plaintiffs. No consideration was paid by the Company.

William Marcus, Derivatively On Behalf of Cross Country Healthcare, Inc. v. Joseph A. Boshart, Emil Hensel, Karen H. Bechtel, W. Larry Cash, Bruce A. Cerullo, Thomas C. Dircks, A. Lawrence Fagan, M. Fazle Husain, Joseph Swedish and Joseph Trunfio; and David Steiner, Derivatively On Behalf of Cross Country Healthcare, Inc. v. Joseph A. Boshart, Emil Hensel, Karen H. Bechtel, W. Larry Cash, Bruce A. Carlo, Thomas C. Dircks, A. Lawrence Fagan, M. Fazle Husain, Joseph Swedish and Joseph Trunfio.

In September 2004, each of William Marcus and David Steiner filed identical lawsuits derivatively on behalf of the Company v. Joseph A. Boshart, Emil Hensel, Karen H. Bechtel, W. Larry Cash, Bruce A. Cerullo, Thomas C. Dircks, A. Lawrence Fagan, M. Fazle Husain, Joseph Swedish and Joseph Trunfio (each a member of the Board of Directors of the Company from October 25, 2001 to August 6, 2002). Plaintiffs alleged, among other things, that the defendants violated state laws, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment from October 25, 2001 to August 6, 2002 which allegedly resulted in substantial losses to the Company and other damages, such as to its reputation and goodwill.  The complaints further alleged that defendants misrepresented its financial results during that period.

Both of these lawsuits were voluntarily dismissed without prejudice by the respective plaintiffs. No consideration was paid by the Company.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, Maureen Petray and Carina Higareda, two former MedStaff, Inc. corporate employees, filed suit in the Superior Court of the State of California, for the County of Riverside, naming MedStaff, Inc. as defendant. Plaintiffs plead causes of action for (1) Violations of California Labor Code Sections 200, et seq.; (2) Recovery of Unpaid Wages and Penalties; (3) Violation of California Business and Professions Code Sections 17200, et seq; (4) Conversion; and (5) Accounting.

Plaintiffs, who purport to sue on behalf of themselves and all others similarly situated, allege that Defendant failed to pay plaintiffs, and the class they purport to represent, properly under California law. Plaintiffs claim that defendant failed to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for overtime worked more than eight hours in a day or forty hours in a week; and failed to keep appropriate records to keep track of time worked.

Plaintiffs seek, among other things, an order enjoining defendant from engaging in the practices challenged in the complaint; for an order for full restitution of all monies Defendants allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs.

At December 31, 2004, there were less than 50 corporate employees working at MedStaff, Inc. in California. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, we are unable at this time to determine our potential exposure. We intend to vigorously defend this matter.

Item 4. Submission Of Matters To A Vote Of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the Nasdaq National Market under the symbol “CCRN” on October 25, 2001. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of common stock on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Sale Prices
Calendar Period	High	Low

2004
Quarter Ended March 31, 2004	$19.31	$15.72
Quarter Ended June 30, 2004	$18.44	$16.09
Quarter Ended September 30, 2004	$17.63	$13.92
Quarter Ended December 31, 2004	$19.35	$14.83

2003
Quarter Ended March 31, 2003	$16.25	$9.75
Quarter Ended June 30, 2003	$13.91	$10.33
Quarter Ended September 30, 2003	$16.00	$13.00
Quarter Ended December 31, 2003	$15.47	$13.05

As of March 1, 2005, there were approximately 148 stockholders of record of our common stock. In addition, there are approximately 3,800 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

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

During 2004, we granted options to purchase a total of 88,700 shares of common stock to employees, including certain senior managers, at a weighted average exercise price of approximately $17.85 per share. Such grants were deemed exempt from registration under the Securities Act in reliance on either: (1) Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701; or (2) Section 4(2) of the Securities Act, including Regulation D there under, as transactions by an issuer not involving any public offering.

With respect to equity compensation plans as of December 31, 2004, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,413,722	$ 13.63	955,708
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	2,413,722	$ 13.63	955,708

Item 6. Selected Financial Data.

The selected consolidated financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc. included elsewhere in this report. The selected consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000, are derived from the consolidated financial statements of Cross Country Healthcare, Inc. that have been audited but not included in this report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Years Ended December 31,
	2004 (a)	2003 (a) (b)	2002 (a)	2001 (a)	2000 (a)
	(Dollars in thousands, except share and per share data)

Consolidated Statements of Income Data
Revenue from services	$654,111	$673,102	$626,109	$504,364	$368,332
Operating expenses:
Direct operating expenses	509,571	519,840	478,550	377,291	273,094
Selling, general and administrative expenses	99,535	95,736	82,465	68,560	49,594
Bad debt expense	957	1,350	162	1,274	433
Depreciation	5,140	4,371	3,397	2,700	1,324
Amortization	2,345	3,470	3,083	14,851	13,624
Non-recurring secondary offering costs (c)	—	16	886	—	—
Non-recurring indirect transaction costs (d)	—	—	—	—	1,289
Total operating expenses	617,548	624,783	568,543	464,676	339,358
Income from operations	36,563	48,319	57,566	39,688	28,974
Other expenses:
Interest expense, net	4,025	4,317	3,733	14,422	15,435
Loss on early extinguishment of debt (e)	—	960	—	8,000	—
Income from continuing operations before income taxes	32,538	43,042	53,833	17,266	13,539
Income tax expense	(11,935)	(16,657)	(20,833)	(7,646)	(6,807)
Income from continuing operations	20,603	26,385	33,000	9,620	6,732
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations (f)	56	(564)	(3,217)	(741)	(1,680)
Loss on disposal (f)	—	—	—	(207)	(454)
Net income	$20,659	$25,821	$29,783	$8,672	$4,598
Net income (loss) per common share - basic:
Income from continuing operations	$0.65	$0.82	$1.02	$0.39	$0.29
Discontinued operations	0.00	(0.02)	(0.10)	(0.04)	(0.09)
Net income	$0.65	$0.80	$0.92	$0.35	$0.20
Net income (loss) per common share - diluted :
Income from continuing operations	$0.63	$0.81	$0.98	$0.38	$0.29
Discontinued operations	0.00	(0.02)	(0.10)	(0.04)	(0.09)
Net income	$0.63	$0.79	$0.88	$0.34	$0.20
Weighted-average common shares outstanding:
Basic	31,992,752	32,090,731	32,432,026	24,881,218	23,205,388
Diluted	32,578,319	32,530,563	33,653,433	25,222,936	23,205,388
Other Operating Data
FTE’s (g)	5,756	5,917	5,535	4,816	4,167
Weeks worked (h)	299,312	307,684	287,820	250,432	216,684
Average healthcare staffing revenue per FTE per week (i)	$2,045	$2,069	$2,046	$1,865	$1,619
Net cash flow provided by operating activities	$43,268	$51,799	$42,690	$19,795	$11,594
Net cash flow provided by (used in) investing activities	$4,007	$(109,477)	$(19,834)	$(42,321)	$(10,781)
Net cash flow (used in) provided by financing activities	$(47,275)	$40,468	$(8,382)	$25,262	$(5,641)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Consolidated Balance Sheet Data
Working Capital	$71,929	$79,532	$78,148	$72,732	$36,436
Cash and cash equivalents	—	—	17,210	2,736	—
Total assets (j)	455,995	474,724	390,827	361,980	317,626
Total debt	42,274	93,738	42,815	48,865	157,272
Stockholders’ equity	346,374	320,523	300,832	269,927	123,340

———————

(a)

In the fourth quarter of 2004, the Company reclassified its Cross Country Consulting, Inc. subsidiary (CCC Inc.) to discontinued operations. Accordingly, the results of operations have been reclassified to the discontinued line item on the income statement for the respective periods ended December 31, 2004, 2003, and 2002. The Company participated in the consulting business in 2001 and 2000 but at that time did not segregate their results separately and the results were immaterial to the total consolidated results. Accordingly, the income statements for the years ended December 31, 2001 and December 31, 2000 have not been reclassified.

(b)

Includes results of operations of MedStaff, from June 5, 2003, the date of its acquisition.

(c)

Non-recurring secondary offering costs were $0.9 million, all relating to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

(d)

Non-recurring indirect transaction costs consist of non-capitalizable transition bonuses and integration costs related to the TravCorps acquisition and expenses related to this transaction.

(e)

Loss on early extinguishment of debt in the year ended December 31, 2003 relates to the write-off of loan fees associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the MedStaff acquisition. Loss on early extinguishment of debt recorded in the period ended December 31, 2001 represents the write-off of loan fees relating to a repayment of $134.5 million of debt and a prepayment penalty relating to the early termination of $38.8 million of subordinated debt. The debt was repaid with proceeds from our initial public offering of common stock in October 2001.

(f)

Reflects the operating results of CCC Inc. (see footnote (a) above), E-Staff, Inc. (E-Staff), and HospitalHub, Inc (HospitalHub). These amounts also include: 1) a $3.7 million pretax ($0.7 million after tax) gain recognized in the year ending December 31, 2004 relating to the sale of assets of our Jennings Ryan & Kolb and Gill/Balsano Consulting businesses to a third party; and 2) impairment charges relating to our valuation of discontinued net assets of $0.8 million and $4.1 million in the years ended December 31, 2004 and 2002, respectively. In March 2002, we committed to a formal plan to dispose of E-Staff. E-Staff ceased operations in the first quarter of 2003. HospitalHub began operations in 1999. We completed the divestiture of HospitalHub, Inc. during the second quarter of 2001.

(g)

FTE’s represent the average number of contract staffing personnel on a full-time equivalent basis.

(h)

Weeks worked is calculated by multiplying the FTE’s by the number of weeks during the respective period.

(i)

Average healthcare staffing revenue per FTE per week is calculated by dividing the healthcare staffing revenue by the number of weeks worked in the respective periods. Healthcare staffing revenue includes revenue from permanent placement of nurses.

(j)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Financial Data, and our consolidated financial statements and the accompanying notes and other data, all of which appear elsewhere in this annual report on Form 10-K.

Certain prior year information has been reclassified to conform to the current year’s presentation including the reclassification of our Cross Country Consulting, Inc. operations to discontinued operations.

Overview

We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment represented approximately 94% of our 2004 revenue and was comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented approximately 76% of this business segment’s revenue. Other staffing services include the placement of allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, and the placement of clinical research professionals. Our other human capital management services business segment represented approximately 6% of our 2004 revenue and consisted of education and training, and retained physician and healthcare executive search services. For the year ended December 31, 2004, our revenue and net income as shown on the accompanying consolidated statements of income were $654.1 million and $20.7 million, respectively.

In general we evaluate the Company’s financial condition and operating results by monitoring several key volume and profitability indicators such as number of orders, contract bookings, average FTEs, price, mix and contribution income (see Segment Data where defined). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition.

Our healthcare staffing revenue and earnings are impacted by the relative supply of and demand for nurses at healthcare facilities. We rely significantly on our ability to recruit and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare personnel could limit our ability to fill open assignments and grow our revenue and net income. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment, such as what we have experienced since mid-2002. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses, although we cannot predict when that will happen.

We operate differentiated nurse recruiting brands consisting of Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local and Assignment America to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe that these professionals are attracted to us because we offer them high levels of customer service, competitive compensation and benefits packages, as well as a wide range of diverse assignments at attractive locations primarily throughout the U.S.

Notwithstanding the most recent two-year increase in the nurse workforce, the nursing shortage is expected to grow over the coming decades. Several factors are expected to contribute to the decline in the supply of RNs:

•

The RN population is getting older and approaching retirement age.

•

It is estimated that nursing school enrollment would have to increase 40% annually over the next decade to put enough RNs in the pipeline to replace the number of nurses expected to retire.

•

The capacity of U.S. nursing schools is also constraining the supply of domestically trained nurses.

•

Many RNs are leaving the hospital workforce through retirement, death or by choosing careers outside of acute care hospitals or in professions other than nursing.

The relative demand for our services at clients’ facilities may also affect the profitability of our business. Since the later part of 2002, many hospitals have taken nurse staffing actions that have decreased demand, some of which have been due to budgetary initiatives, which have contracted our revenue. We believe these decisions have resulted in increased reliance on staff nurse overtime, increased patient-to-nurse ratios and high wage and compensation increases, including sign-on bonuses, by the hospitals. We also believe that, due to recent economic conditions, where many nurse’s spouses have been laid off and severance and unemployment benefits have ended, many part-time nurses employed directly by hospitals who would have typically worked two shifts or less per week have increased the number of shifts worked at their hospitals and are doing so at the prevailing hospital wage. Other factors that affect the demand for our services are patient occupancy rates. As occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. Additionally, we may experience more competitive pricing pressure during these periods of decreased demand.

In 2004, when looking at these factors, we believe nurses’ reduced willingness to engage in the travel employment model was most responsible for continued declines in volumes in our nurse staffing business. While the number of orders for contract nurses improved substantially during 2004 from the low point in mid-2003, the level of our contract bookings for future assignments remained below the prior year. In the near term, we believe these metrics would be favorably impacted by higher than expected in-patient hospital admission trends. Longer term, improvement in overall job creation in the economy would provide many staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provided directly to hospital employers during the last two years. We believe this would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us.

Cross Country Staffing is our core staffing brand that markets its staffing services to hospitals and healthcare facilities as well as operates differentiated recruiting brands to recruit registered nurses and allied healthcare professionals on a domestic and international basis. In addition to staffing nurses and allied professionals at healthcare facilities throughout the U.S., Cross Country Staffing is pursuing and implementing exclusive and preferred provider relationships with hospital clients and group purchasing organizations. Cross Country Staffing provides clients with an integrated suite of solutions to facilitate the efficient management of their temporary workforce while decreasing overall staffing costs. These solutions include vendor management, interview servicing and technology.

Refer to Item 1. Business, for discussion of the Company’s Risk Factors.

History

In July 1999, an affiliate of Charterhouse Group International, Inc. and certain members of management acquired the assets of Cross Country Staffing, our predecessor, from W. R. Grace & Co. Upon the closing of this transaction, we changed from a partnership to a C corporation form of ownership. In December 1999, we acquired TravCorps Corporation (TravCorps), which was owned by investment funds managed by Morgan Stanley Private Equity and certain members of TravCorps’ management and subsequently changed our name to Cross Country TravCorps, Inc. Subsequent acquisitions and dispositions were made as discussed below. In May 2001, we changed our name to Cross Country, Inc. Subsequently, in May 2003, we changed our name to Cross Country Healthcare, Inc.

Revenue

Our travel and per diem nurse staffing and allied healthcare staffing revenue is received primarily from acute care hospitals. Our clinical trials staffing revenue is received primarily from pharmaceutical and biotechnology companies, medical device companies as well as contract research organizations. Revenue from allied health staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, sports medicine clinics and schools. Revenue from our search and recruitment, education and training and our discontinued consulting services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients rather than by third-party payors.

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees’ time worked but not yet paid. Each of our field employees on travel assignment works for us under a contract. These contracts typically last 13 weeks. Payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration, or OSHA, requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. For mobile contract employees, we provide recruitment, housing in apartments leased by us and travel reimbursement. Our contract with the healthcare professional obligates us to provide these services to the healthcare professional. We are compensated for the services we provide at a predetermined rate negotiated with our hospital client, without regard to our cost of providing these services. Approximately 98% of our employees work under payroll contracts and 2% under mobile contracts.

Acquisitions

On June 5, 2003, we acquired the assets of Med-Staff, Inc. (MedStaff) for $102.2 million in cash, net of a post closing working capital adjustment, plus an earnout provision up to a maximum of $37.5 million based on 2003 performance. MedStaff did not qualify to receive any earnout payments. MedStaff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals that operates across a wide geographic and client base in all 50 states.

The acquisition has been included in the healthcare staffing segment and the results of MedStaff’s operations have been included in the consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. Other identifiable intangible assets were valued at $4.5 million, of which $2.4 million was assigned to hospital relations and $2.1 million was assigned to non-compete agreements, based on a third-party appraisal. These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years. Approximately $77.5 million has been recorded to goodwill as the excess of purchase price over the fair value of net tangible and intangible assets acquired. Additional direct acquisition costs of $0.5 million are included as goodwill as of December 31, 2004. Goodwill is expected to be deductible for tax purposes over a 15 year life.

In connection with the acquisition, we entered into a $200.0 million senior secured credit facility consisting of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. The proceeds from the term loan, along with cash on hand of $9.6 million, were used to finance the purchase of MedStaff, to repay the term loan balance on the prior credit facility, and to pay fees and expenses incurred in connection with the financing.

The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price (a)	Potential Earnout	Earnout Earned to Date
Med-Staff	June 2003	Healthcare staffing— travel nurse, per diem nurse, military nurse staffing	$102.2 million	$37.5 million for full year 2003 (b)	—
Jennings Ryan & Kolb, Inc. (Sold in 2004)	March 2002	Healthcare management consulting services	$2.1 million	$1.8 million over 34 months	$1.8 million
NovaPro	January 2002	Nurse staffing	$7.6 million	—	—
Gill/Balsano Consulting, LLC (Sold in 2004)	May 2001	Healthcare management consulting services	$1.8 million	$2.0 million over 3 years	$2.0 million
ClinForce, Inc.	March 2001	Clinical trials staffing	$32.8 million	—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$6.6 million	$6.5 million over 3 years (c)	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$1.5 million	$3.8 million(d) over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing-nurse and allied professionals	$77.1 million	—	—

———————

(a)

Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The TravCorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of TravCorps—$32.1 million, plus the assumption of $45.0 million of debt.

(b)

The earnout period relating to MedStaff ended December 31, 2003. MedStaff did not qualify to receive any earnout payments.

(c)

The earnout period relating to the Heritage Professional Education business ended December 31, 2003. Accordingly, we do not have any additional obligations.

(d)

Due to the discontinuance of the E-Staff business, we do not have any additional earnout payments.

Discontinued Operations

On October 4, 2004, Cross Country sold assets of its Jennings Ryan & Kolb (JRK) and Gill/Balsano Consulting (GBC) practices to Mitretek Systems, Inc. (Mitretek) for $12.3 million in cash plus a working capital adjustment. The carrying amount of net assets sold was $7.0 million and consisted primarily of goodwill and other intangibles with a carrying amount of $6.8 million. Mitretek had approached us with interest in expanding its healthcare consulting presence. We had been evaluating our commitment to our consulting businesses as a result of significant volatility in these businesses in 2003. We recognized a pre-tax gain on this transaction of $3.7 million ($0.7 million after taxes) which is included in discontinued operations in the consolidated statement of income for the year ended December 31, 2004. Net proceeds from this transaction were used to pay down $10.4 million of term loan debt.

Separately, in the fourth quarter of 2004, Cross Country’s Board of Directors approved a plan to pursue a sale with respect to our Cejka Consulting practice that was not acquired by Mitretek. Cejka Consulting was a part of TravCorps Corporation, which was acquired by Cross Country Healthcare in December 1999. Cejka Consulting, along with the aforementioned disposed practices and some subsidiary level infrastructure costs comprised our Cross Country Consulting, Inc. (CCC Inc.) subsidiary, which was a component of our other human capital management services business segment. We determined that as of December 31, 2004 the CCC Inc. subsidiary met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has accounted for CCC Inc. as such within the consolidated financial statement of income and cash flows and notes to the consolidated financial statements included in this Form 10-K filing.

The Company conducted an assessment of the tangible and intangible net assets of the Cejka Consulting practice as a result of the above reclassification in accordance with FASB Statement No. 144 and FASB Statement No. 142, Goodwill and Other Intangible Assets. Based on this assessment, the Company determined that the carrying amount of the net assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value. In accordance with the assessment, the Company recorded a pretax charge of $0.8 million to discontinued operations. The charge represents the impairment of goodwill in the amount of $0.4 million and a reduction in value of other tangible assets in the amount of $0.4 million.

In March 2002, we committed to a formal plan to dispose of our subsidiary, E-Staff, through a sale of this business. E-Staff was previously included in our other human capital management services segment. E-Staff was an application service provider that had developed an Internet subscription-based communication, scheduling, credentialing and training service business for healthcare providers. As an application service provider, E-Staff maintained a database of the client’s employees on E-Staff’s servers. However, prospective E-Staff clients were concerned about placing their health care employees names and credentials on servers owned or controlled by one of the nation’s largest healthcare staffing companies. Pursuant to FASB Statement No. 144, our consolidated financial statements have been reclassified to reflect the discontinuance of E-Staff. The costs and expenses, assets and liabilities of E-Staff have been segregated and reported as discontinued operations in the consolidated balance sheets and statements of income.

During the first quarter of 2003, we abandoned our efforts to sell the E-Staff business and decided to dispose of the subsidiary by winding down its operations. E-Staff ceased operations as of March 31, 2003. At that time, we determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was taken as a loss from discontinued operations during the year ended December 31, 2003.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $302.9 million and $22.3 million, at December 31, 2004. We adopted the provisions of FASB No. 142 as of January 1, 2002. Accordingly, goodwill and certain other identifiable intangible assets are no longer subject to amortization. Instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. Goodwill and other intangible assets represented 94% of our stockholders’ equity as of December 31, 2004.

Results of Operations

The following table summarizes, for the periods indicated, selected statement of income data expressed as a percentage of revenue:

	Year Ended December 31,
	2004	2003	2002
	(Unaudited)
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	77.9	77.2	76.4
Selling, general and administrative expenses	15.2	14.2	13.2
Bad debt expense	0.2	0.2	0.0
Depreciation and amortization	1.1	1.2	1.1
Non-recurring secondary offering costs	—	0.0	0.1
Income from operations	5.6	7.2	9.2
Loss on early extinguishment of debt	—	0.1	—
Interest expense, net	0.6	0.7	0.6
Income from continuing operations before income taxes	5.0	6.4	8.6
Income tax expense	1.8	2.5	3.3
Income from continuing operations	3.2	3.9	5.3
Discontinued operations, net of income taxes	0.0	(0.1)	(0.5)
Net income	3.2%	3.8%	4.8%

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenue from services decreased $19.0 million, or 2.8%, to $654.1 million for the year ended December 31, 2004 as compared to $673.1 million for the year ended December 31, 2003. Excluding the effect of the MedStaff acquisition, revenue decreased $64.3 million, or 10.9%. This decrease was primarily due to a decrease in revenue from our organic healthcare staffing businesses partially offset by a slight increase in our other human capital management businesses. The organic decrease in other healthcare staffing was mostly from our travel staffing operations, but was partially offset by an increase in our clinical trials staffing and international recruitment businesses. The increase in other human capital management was primarily due to an increase in our educational seminars business and our search business. See Segment Information below for further analysis.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $509.6 million for the year ended December 31, 2004 as compared to $519.8 million for the year ended December 31, 2003. As a percentage of revenue, direct operating expenses represented 77.9% of revenue for the year ended December 31, 2004 and 77.2% for year ended December 31, 2003. As a percent of revenue this increase is primarily attributable to higher compensation and insurance costs.

Selling, general and administrative expenses totaled $99.5 million for the year ended December 31, 2004 as compared to $95.7 million for the year ended December 31, 2003. This increase is primarily due to the added selling, general and administrative expenses of the MedStaff organization, as well as higher legal fees and higher public company expenses amounting to $2.1 million in 2004 relating to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases were lower selling expenses in our healthcare staffing segment as a result of lower volumes. As a percentage of revenue, selling, general and administrative expenses were 15.2% and 14.2% for the years ended December 31, 2004 and 2003, respectively, reflecting negative operating leverage resulting from an organic decline in volume.

Bad debt expense totaled $1.0 million for the year ended December 31, 2004 as compared to $1.4 million for the year ended December 31, 2003. This slight decrease reflects recoveries of previously reserved accounts that we had success in collecting. Bad debt expense represented approximately 0.2% of revenue for both the years ended December 31, 2004 and 2003.

Depreciation and amortization expense for the year ended December 31, 2004 totaled $7.5 million as compared to $7.8 million for the year ended December 31, 2003. As a percentage of revenue, depreciation and amortization expense was 1.1% for the year ended December 31, 2004 and 1.2% for the year ended December 31, 2003.

Net interest expense totaled $4.0 million for the year ended December 31, 2004 as compared to $4.3 million for the year ended December 31, 2003. This decrease was primarily due to lower average borrowings outstanding during the year ended December 31, 2004 compared to the year ended December 31, 2003. This decrease was partially offset by slightly higher interest rates in the year ended December 31, 2004. The effective interest rate for the year ended December 31, 2004 was 5.7% compared to a rate of 5.4% for the year ended December 31, 2003.

Income tax expense totaled $11.9 million for the year ended December 31, 2004 as compared to $16.7 million for the year ended December 31, 2003. The effective tax rate on continuing operations was 36.7% for the year ended December 31, 2004 compared to 38.7% in the year ended December 31, 2003 primarily due to certain nonrecurring items relating to state tax refunds.

Discontinued operations, net of income taxes, amounted to income of $0.1 million in the year ended December 31, 2004 compared to a loss of $0.6 million in the year ended December 31, 2003. Discontinued operations in the year ended December 31, 2004 includes the gain on the sale of our JRK and GBC businesses as discussed previously, which amounted to $0.7 million after taxes. Discontinued operations also includes impairment and valuation charges relating to the net assets of the Cejka business held for sale, amounting to $0.8 million, pretax, net losses from operations of $0.3 million pretax, and related income taxes.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 totaled $673.1 million as compared to $626.1 million for the year ended December 31, 2002. Revenue increased $47.0 million or 7.5% for the year ended December 31, 2003 from the prior year. The increase was primarily attributable to the acquisition of MedStaff on June 5, 2003, partially offset by a decrease in revenue from other healthcare staffing businesses. Excluding the effects of this acquisition, revenue for the year ended December 31, 2003 decreased 5.6% from the year ended December 31, 2002. (See—Segment Information.)

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $519.8 million for the year ended December 31, 2003 as compared to $478.5 million for the year ended December 31, 2002. As a percentage of revenue, direct operating expenses represented 77.2% of revenue for the year ended December 31, 2003 compared to 76.4% for the year ended December 31, 2002. This increase is primarily attributable to a higher mix of healthcare staffing businesses, which operate at higher direct cost structures than our other human capital management services as well as higher housing and insurance costs in our healthcare staffing segment.

Selling, general and administrative expenses for the year ended December 31, 2003 totaled $95.7 million as compared to $82.5 million for the year ended December 31, 2002. As a percentage of revenue, selling, general and administrative expenses represented 14.2% of revenue for the year ended December 31, 2003 compared with 13.2% for the year ended December 31, 2002. This increase is primarily due to increased expenses in our healthcare staffing business related to the acquisition of MedStaff, and to the expansion of our sales and marketing activities to support our strategy of pursuing and implementing exclusive and preferred provider relationships with hospital customers.

Bad debt expense for the year ended December 31, 2003 totaled $1.4 million as compared to $0.2 million for the year ended December 31, 2002. As a percentage of revenue, bad debt expense represented 0.2% of revenue for the year ended December 31, 2003 compared with less than 0.1% for the year ended December 31, 2002. During the year ended December 31, 2003, we increased the allowance for doubtful accounts to cover the increased aging on certain accounts. We experienced a shift in relative mix of our business more towards the Northeast where we tend to have slower-paying customers.

Depreciation and amortization expense for the year ended December 31, 2003 totaled $7.8 million as compared to $6.5 million for the year ended December 31, 2002. As a percentage of revenue, depreciation and amortization expense was 1.2% for the year ended December 31, 2003 compared to 1.1% for the year ended December 31, 2002. This was due to the implementation of system enhancements and the additional amortization from certain specifically identifiable intangible assets related to the acquisition of MedStaff.

Non-recurring secondary offering costs were $0.9 million for the year ended December 31, 2002. These costs are all related to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

Net interest expense for the year ended December 31, 2003 totaled $4.3 million as compared to $3.7 million for the year ended December 31, 2002. The increase was primarily related to higher average borrowings resulting from the financing for the acquisition of MedStaff. This increase was partially offset by a reduction in the effective interest rate due mainly to the expiration of our interest rate swap agreement in February 2003. The effective interest rate for the year ended December 31, 2003 was 5.4% compared to 9.3% during the year ended December 31, 2002.

Income tax expense for the year ended December 31, 2003 was $16.7 million as compared to $20.8 million for the year ended December 31, 2002. Our effective tax rate was 38.7% for the years ended December 31, 2003 and 2002.

Discontinued operations, net of income taxes, for the years ended December 31, 2003 and December 31, 2002, were a loss of $0.6 million and $3.2 million, respectively. These losses from discontinued operations included results of operations from our discontinued consulting businesses and E-Staff business. The consulting businesses’ pretax operating results included in discontinued operations were $(0.3) million and $1.1 million, respectively, for the years ended December 31, 2003 and 2002. Estaff’s pretax operating losses included in discontinued operations amounted to $0.6 million and $2.2 million pretax for the years ended December 31, 2003 and 2002, respectively. An impairment charge of $4.1 million related to the development of our E-Staff technology, a web-based scheduling business was included in discontinued operations in the year ended December 31, 2002.

Segment Information

The following table presents, for the periods indicated, selected statement of income data by segment:

	Year Ended December 31,
	2004	2003(a)	2002(a)
Revenue from unaffiliated customers:
Healthcare staffing	$612,076	$636,735	$588,743
Other human capital management services	42,035	36,367	37,366
	$654,111	$673,102	$626,109
Contribution income (b):
Healthcare staffing	$62,035	$75,934	$81,160
Other human capital management services	7,090	4,761	5,222
Unallocated corporate overhead	25,077	24,519	21,450
Depreciation	5,140	4,371	3,397
Amortization	2,345	3,470	3,083
Non-recurring secondary offering costs	—	16	886
Loss on early extinguishment of debt	—	960	—
Interest expense, net	4,025	4,317	3,733
Income from continuing operations before income taxes	$32,538	$43,042	$53,833

———————

(a)

Prior periods have been reclassified to conform to the current 2004 presentation, primarily the reclassification of Cross Country Consulting, Inc.’s results from continuing operations to discontinued operations. Cross Country Consulting, Inc. was previously included in the other human capital management services business segment.

(b)

We define contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Healthcare Staffing

Revenue from our healthcare staffing business segment decreased $24.7 million or 3.9% from $636.7 million in the year ended December 31, 2003 to $612.1 million for the year ended December 31, 2004. Revenue comparisons are impacted by the acquisition of MedStaff on June 5, 2003. Excluding the effect of the MedStaff acquisition, revenue decreased $70.0 million, or 12.6%. This decrease was due to a decrease in FTEs, representing $60.3 million of the decrease while the remainder was due to price and mix. For comparison purposes only, on a stand alone basis, MedStaff’s revenue for the year ended December 31, 2004 decreased by $25.7 million or 16.8% compared to the year ended December 31, 2003.

On a combined basis, the number of full time equivalents (FTEs) decreased by 2.7% over the prior year. Excluding the FTEs from the MedStaff acquisition, the average number of FTEs on contract decreased 12.0% from the prior year. This decline in volume was due to a decrease in FTEs from our travel staffing operations and partially offset by higher FTEs in our clinical trials staffing and international recruitment businesses. As discussed above, our travel nurse operations have weakened throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services and resulted in a decline in the number of nurses applying with us for contract travel assignments.

Revenue per FTE decreased 1.2% during the year ended December 31, 2004 compared to the year ended December 31, 2003. The average bill rates, excluding hospital sponsored pass-through bonuses and administrative and co-marketing expenses, in our organic nurse staffing business during the year ended December 31, 2004, were 0.7% lower than the year ended December 31, 2003. Our pricing was negatively impacted by co-marketing and third party administrative fees as well as a reduction in hospital sponsored pass-through bonuses that are accounted for in revenue. Fees relating to the co-marketing arrangements we have with group purchasing organizations in which we have exclusive or preferred provider status, and third-party administrative fees relating to vendor managed programs are included as an offset to revenue. We have experienced an increase in co-marketing expenses as we secure more preferred provider relationships and an increase in vendor management services being utilized by our customers. In addition, the mix of business also contributed to the decrease in revenue per FTE as the incremental per diem business from MedStaff in 2004 had lower average bill rates than our organic travel nurse business.

Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 2% of our volume in our healthcare staffing business segment in both the year ended December 31, 2004 and 2003.

For the year ended December 31, 2004, nurse staffing operations generated 87.1% of healthcare staffing revenue and 12.9% was generated by other operations. For the year ended December 31, 2003, 88.8% of healthcare staffing revenue was generated from nursing operations and 11.2% was generated by other operations.

Contribution income from our healthcare staffing segment for the year ended December 31, 2004 decreased 18.3% or $13.9 million from $75.9 million to $62.0 million. As a percentage of healthcare staffing revenue, contribution income was 10.1% for the year ended December 31, 2004 compared to 11.9% for the year ended December 31, 2003. Our profitability was negatively impacted by a decline in the bill-pay spread and higher insurance costs. The increase in direct costs in our travel staffing businesses was not offset by an increase in pricing to our customers. All of these factors, combined with less leverage on our overhead, contributed to this decrease in contribution income as a percentage of revenue.

Other Human Capital Management Services

Revenue from other human capital management services for the year ended December 31, 2004 increased 15.6% to $42.0 million from $36.4 million in the year ended December 31, 2003. This increase was due to higher revenue from both our educational training and search businesses. The increase in revenues from our educational training business primarily reflects higher seminar attendance in the year ended December 31, 2004 compared to the year ending December 31, 2003.

Contribution income from other human capital management services for the year ended December 31, 2004 increased 48.9% to $7.1 million from $4.8 million in the year ended December 31, 2003. This increase was primarily due to the increased revenues from both our educational training business and our search business combined with improved operating leverage. Contribution income as a percentage of other human capital management services revenue for the year ended December 31, 2004 was 16.9% compared to 13.1% for the year ended December 31, 2003 reflecting expense controls and improved operating leverage on our educational training business resulting from an increase in average attendees per seminar.

Unallocated Corporate Overhead

Unallocated corporate overhead was $25.1 million in the year ended December 31, 2004 compared to $24.5 million in the year ended December 31, 2003. Increases in legal and public company expenses related to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002 were partially offset by corporate cost saving measures. As a percentage of consolidated revenue, unallocated corporate overhead was 3.8% during both year ended December 31, 2004 and 3.6% during the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Healthcare Staffing

Revenue from our healthcare staffing segment for the year ended December 31, 2003 totaled $636.7 million as compared to $588.7 million for the year ended December 31, 2002. This increase was primarily attributable to the acquisition of MedStaff on June 5, 2003 along with increases in revenue from our developmental centralized per diem and international recruitment businesses. This increase was partially offset by a decrease in our other healthcare staffing businesses. Including MedStaff, the number of FTEs increased 6.9% over the prior year. Excluding the effects of the MedStaff acquisition, revenue decreased $34.2, million or 5.8%, from 2002 revenue. This decrease was due to a decrease in the average number of FTEs, representing $(46.0) million; an increase in the percentage of FTEs working under mobile contracts, representing $(4.5) million; partially offset by an increase in the average hourly bill rate, contributing $16.3 million. The average number of FTEs on contract, excluding the FTEs from the MedStaff acquisition, decreased 7.6%. This decline in FTEs was due to a decrease in FTEs from our travel nurse staffing operations and clinical research trials business, partially offset by higher FTEs in our centralized per diem and international recruitment businesses. Demand for our travel nurse staffing operations continued to decrease during 2003 due to a more cautious buying process on the part of acute care hospital customers and full-time and part-time nurses offering more hours of service directly to hospital employers. Mobile contracts, where the nurse is on the hospital payroll accounted for 2% of our volume in the healthcare staffing business segment in the year ended December 31, 2003 as compared to 1% in the year ended December 31, 2002.

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

Contribution income from our healthcare staffing segment for the year ended December 31, 2003 was $75.9 million compared to $81.2 million for the year ended December 31, 2002. Contribution income was impacted by relatively higher housing and insurance costs and less leverage on overhead, partially offset by the contribution from the MedStaff acquisition. As a percentage of revenue, contribution income was 11.9% for the year ended December 31, 2003 compared to 13.8% for the year ended December 31, 2002.

Other Human Capital Management Services

Revenue from our other human capital management services segment for the year ended December 31, 2003 totaled $36.4 million as compared to $37.4 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in revenues from our search business partially offset by an increase in revenues from our educational training business. During 2003, there was a reduction in demand for our physician search business. Revenue from the educational training business increased due to an increase in the number of seminars conducted partially offset by a lower number of attendees and average price per seminar.

Contribution income from other human capital management services was $4.8 million for the year ended December 31, 2003 as compared to $5.2 million for the year ended December 31, 2002. This decrease in contribution income was primarily due to the same factors that impacted revenue.

Unallocated Corporate Overhead

Unallocated corporate overhead was $24.5 million in the year ended December 31, 2003 compared to $21.4 million in the year ended December 31, 2002. This increase was primarily due to an increase in the cost of employee benefits, higher legal fees, certain organizational costs related to the acquisition of MedStaff and higher insurance costs. As a percentage of consolidated revenue, unallocated corporate overhead was 3.6% for the year ended December 31, 2003 compared to 3.4% in the prior year.

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $8.2 million, $6.9 million, and $6.2 million in 2004, 2003 and 2002, respectively. Accounts receivable due from these hospitals at December 31, 2004 and 2003 were approximately $0.8 million and $0.9 million, respectively.

Liquidity and Capital Resources

As of December 31, 2004, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.6 to 1.0. Working capital decreased by $7.6 million to $71.9 million as of December 31, 2004, compared to $79.5 million as of December 31, 2003. The decrease in working capital is primarily due to a decrease in accounts receivable, partially offset by an increase in other current assets and decreases in accounts payable and accrued expenses and current portion of long term debt in the year ended December 31, 2004. Accounts receivable, less allowance for doubtful accounts, decreased $17.0 million in the year ended December 31, 2004 as compared to the prior year due to lower revenue and an improvement in days’ sales outstanding. Including acquisitions, days’ sales outstanding decreased 4 days to 55 days at December 31, 2004 compared to 59 days at December 31, 2003.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service including our commitments as described in the Commitments table. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service, and any additional stock repurchases from a combination of operating cash flows and funds available under our credit facility. We also continue to evaluate acquisition opportunities that may require additional funding. In addition to those amounts then available under our existing credit agreement, we are limited, by such agreement, to incur an additional $25.0 million in indebtedness.

Stockholders’ Equity

On October 30, 2001, we completed our initial public offering of 7,812,500 shares of common stock at $17.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by us, net of expenses related to the initial public offering, were $138.8 million. The proceeds were used to repay $89.6 million of our outstanding balance under the term loan portion of our senior secured credit facility, $6.1 million of our outstanding balance under the revolver portion of our senior secured credit facility, and $40.3 million to redeem our outstanding senior subordinated pay-in-kind notes, including the associated redemption premium. The remainder of the proceeds was used for general corporate purposes.

On March 20, 2002, an aggregate of 9,000,000 shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission. The Company and no member of management sold any shares or received any of the proceeds from the sale of these shares, but the Company paid $0.9 million of expenses for such registration in 2002.

On November 5, 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1,500,000 of our common shares at an aggregate cost not to exceed $25.0 million. In November 2002, we amended our credit facility to increase our limitation on repurchases of capital stock in order to allow us to proceed with this program. During the year ended December 31, 2004, we purchased 29,000 shares of common stock at an average cost of $15.37 per share pursuant to the current authorization. The cost of such purchases was approximately $0.4 million. As of December 31, 2004, we had purchased 1,030,400 shares of our common stock at an average cost of $13.75 per share pursuant to the current authorization. All of the common stock was retired. The cost of such purchases was approximately $14.2 million. Under the remainder of the current authorization we can purchase up to an additional 469,600 shares at an aggregate cost not to exceed $10.8 million. The shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at our discretion.

On November 3, 2004, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of approximately 11,403,455 shares of common stock owned by three of our existing stockholders. No members of management are registering shares pursuant to this registration statement. The Company has and will incur all fees and expenses relating to the registration statement. To date no such shares have been sold.

Credit Facility

The current credit facility is provided by a lending syndicate comprised of Citicorp Global Markets, Inc., Wachovia Securities LLC, SunTrust Bank, Key Corporate Capital, LaSalle Bank, N.A., GE Capital Corp., and Merrill Lynch Capital Corp. We amended and restated our credit facility in June 2003 in conjunction with our acquisition of MedStaff. As of December 31, 2004, the amended credit facility was comprised of (i) a revolving credit facility of up to $75.0 million, including a swing-line sub-facility of $10.0 million and a letter of credit sub-facility of $25.0 million, and (ii) a $42.1 million term loan facility. The revolving credit facility matures on June 5, 2008 and the term loan facility has staggered maturities through 2009.

Borrowings under the amended credit facility bear interest at variable rates based, at our option, on LIBOR or the prime rate plus various applicable margins that are determined by the amended credit facility. At December 31, 2004, the weighted average effective interest rate under the amended credit facility was 5.64%. We are required to pay a quarterly commitment fee at a rate of 0.50% per annum on unused commitments under the revolving loan facility. As of December 31, 2004, we had no borrowings outstanding under our revolving credit facility and $11.6 million of outstanding letters of credit, leaving availability under our revolving credit facility of $63.4 million.

The terms of the credit facility include customary covenants and events of default. Aside from customary mandatory prepayment covenants, beginning in 2004, we are required to make mandatory prepayments subsequent to the completion of a fiscal year using a portion of our excess cash flow, as defined in the agreement. We are required to obtain the consent of our lenders to complete any acquisition which exceeds $25.0 million. The Agreement also includes a provision that limits our ability to pay dividends and make stock repurchases. As of December 31, 2004, the remainder of our current stock repurchase authorization is within the covenant limit of $23.4 million for dividend and/or stock purchases. The covenant limitation can increase each year by 25% of cumulative net income from January 1, 2004, provided that our Debt/EBITDA Ratio (as defined in the Agreement) is 1.5 to 1.0 and, after the repayment, we have either $25.0 million of cash or $25.0 million of availability under the revolver. In the event of a default, our lenders may terminate their lending commitments to us and declare our outstanding indebtedness under the credit facility due and payable, together with accrued but unpaid interest and fees. Borrowings under the amended credit facility are collateralized by substantially all our assets and the assets of our subsidiaries.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash provided by operating activities during 2004 was $43.3 compared to $51.8 million during 2003. This decrease in operating cash flow is primarily due to lower net income excluding non-cash items in the year ended December 31, 2004 compared to the year ended December 31, 2003. Investing activities provided $4.0 million during 2004 compared to a use of $109.5 million during 2003. Investing activities during the year ended December 31, 2004 included $10.6 million of net proceeds from the disposal of our discontinued JRK and GBC consulting practices. These proceeds were offset by $2.0 million of remaining earnout payments on the purchase of these businesses, capital expenditures of $4.6 million and other investing activities. In 2003, the primary use of cash in investing activities was for the acquisition of MedStaff using $102.8 million, including professional fees. The remainder of cash used by investing activities in 2003 was primarily for capital expenditures and earnout payments relating to previous acquisitions. Net cash used in financing activities in 2004 was $47.3 million as opposed to a use of $40.5 million in 2003. During the year ended December 31, 2004, we utilized cash flow from operations and investing activities to repay $51.3 million, net, of debt and repurchase $0.5 million of our common stock. These repayments were partially offset by the proceeds received from the exercise of stock options and other financing activities. Net cash provided by financing activities in 2003 was primarily attributable to increased borrowings associated with the acquisition of MedStaff. In connection with the acquisition, we borrowed $125.0 million under our new term loan facility, which we used to fund the purchase of MedStaff and to prepay approximately $27.3 million of our term debt. Subsequent to the acquisition of MedStaff, we also repaid $31.8 million of the new term loan, of which $28.7 million was an optional prepayment. In addition, we continued to repurchase shares under our current authorization.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net cash provided by operating activities during 2003 was $51.8 compared to $42.7 million during 2002. The increase in operating cash flow is primarily due to higher collections of receivables in 2003 and cash flow provided by discontinued operations in 2003 of $1.1 million compared to cash flow used in discontinued operations in 2002 of $4.2 million. This was primarily due to the discontinuance of E-Staff operations in March 2003. Investing activities used $109.5 million during 2003 compared to $19.8 million during 2002. In 2003, the primary use of cash in investing activities was for the acquisition of MedStaff using $102.8 million, including professional fees. The remainder of cash used by investing activities in 2003 was for capital expenditures and earnout payments relating to previous acquisitions. Investing activities in 2002 were primarily attributable to the acquisitions of NovaPro, JRK and capital expenditures relating to upgrading our information systems. NovaPro and JRK were acquired in the first quarter of 2002 using cash of approximately $9.8 million during the year ended December 31, 2002. The remainder of cash used in 2002 was primarily for earnout payments relating to previous acquisitions. Net cash provided by financing activities in 2003 was primarily attributable to increased borrowings associated with the acquisition of MedStaff. In connection with the acquisition, we borrowed $125.0 million under our new term loan facility, which we used to fund the purchase of MedStaff and to prepay approximately $27.3 million of our term debt. Subsequent to the acquisition of MedStaff, we also repaid $31.8 million of the new term loan, of which $28.7 million was an optional prepayment. In addition, we continued to repurchase shares under our current authorization. In 2002, we used $6.4 million, net, to repay debt and $6.0 million to repurchase shares of our common stock in accordance with the approved program described above. These uses were offset by cash received from the exercise of stock options in 2002.

Commitments

The following table reflects our contractual obligations and other commitments as of December 31, 2004:

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$42,053	$2,273	$2,273	$2,273	$18,185	$17,049	$—
Capital lease obligations	222	135	69	10	8	—	—
Operating leases obligations	20,305	4,475	3,812	3,019	2,421	1,608	4,970
Purchase obligations (b)	1,814	1,814	—	—	—	—	—
	$64,394	$8,697	$6,154	$5,302	$20,614	$18,657	$4,970

———————

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

(b)

Other contractual obligations include contracts for information systems consulting services.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2004, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We have recorded goodwill and intangibles resulting from our acquisitions through December 31, 2004. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and certain other intangible assets with indefinite lives and performed a transitional impairment analysis as of January 1, 2002, to assess the recoverability of these intangibles, in accordance with the provisions of FASB Statement No. 142. We also completed the annual impairment test of goodwill and indefinite lived intangible assets during the fourth quarters of 2004, 2003 and 2002. Based on the results of the tests, we determined that there was no impairment of continuing operations goodwill or indefinite lived intangible assets as of December 31, 2004, December 31, 2003, December 31, 2002 and January 1, 2002. The calculation of fair value used in these impairment assessments included a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. We periodically evaluate the recovery of the carrying amount of net assets held for sale to determine if the net assets are impaired. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. In the fourth quarter of 2004, we recognized an impairment charge on goodwill reported as discontinued operations of $0.4 million relating to the Cejka consulting business classified as held for sale. An additional impairment charge of $0.4 million was also recorded in discontinued operations related to the Cejka consulting net assets. Fair value was based on the latest offer received for the sale of the Cejka consulting net assets. During the year ended December 31, 2002, an impairment charge of approximately $2.5 million net of a $1.6 million income tax benefit, was recorded relating to the net assets of E-Staff and is included in our consolidated statement of income as loss from discontinued operations. At December 31, 2002, fair value was based on the latest offer received for the sale of E-Staff at that time and included the estimated cash flows from the sale to a potential buyer, adjusted for the estimated probability of the sale. In 2003, when we determined that we would wind down operations of the business without a buyer, a further impairment of $0.3 million was recognized and included in the loss from discontinued operations. As of December 31, 2004, we had total goodwill and intangible assets not subject to amortization of $318.4 million, net of accumulated amortization.

•

We maintain accruals for our health, workers’ compensation and professional liability policies that are partially self-insured and are classified as accrued employee compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Historically, our accruals for insurance have been adequate to provide for incurred claims. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment and increases in national healthcare costs. As of December 31, 2004 and December 31, 2003, we had $2.7 million and $2.1 million accrued, respectively, for incurred but not reported health insurance claims. Prior to 2004, only our field employees were covered through a partially self-insured health plan; corporate employees were covered through a fully insured plan. Beginning in 2004, the corporate employees were also covered through a partially self-insured health plan. At December 31, 2004, $0.6 million of the incurred but not reported claim health insurance accrual related to corporate employees. Workers’ compensation and professional liability insurance accruals have generally increased over time due to the lag times associated with the settlement of claims as well as additional exposures arising from the current policy year. As of December 31, 2004, we had $4.1 million accrued for incurred but not reported workers’ compensation claims and retentions, an increase of $0.5 million over the amount accrued at December 31, 2003. As of December 31, 2004 and 2003, we had $8.7 million and $6.3 million accrued, respectively, for incurred but not reported professional liability claims and retentions. The accrual for professional liability is based on an independent actuarial study, which estimated the required professional liability accrual at December 31, 2004 to be in the range of $7.2 million to $10.2 million.

•

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2004, our allowance for doubtful accounts was $3.7 million.

•

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company, other than ordinary routine litigation incidental to the business, is described in Item 3. Legal Proceedings above. Neither Cossack, et al. v. Cross Country TravCorps and Cross Country Nurses, Inc. nor Maureen Petray and Carina Higareda v. MedStaff, Inc. have been certified by a court as a class action. In addition, the lawsuit brought by Maureen Petray and Carina Higareda against MedStaff, Inc. is in its very early stages. As a result, we are unable to determine our potential exposure regarding these two lawsuits at this time. We will continue to evaluate the probability of an adverse outcome and provide accruals for such contingencies as required. We are currently not aware of any other such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us. If we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals at that time.

Recent Accounting Pronouncements

On December 16, 2004, FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FASB Statement 123(R) is similar to the approach described in FASB Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. We will adopt FASB Statement No. 123(R) on July 1, 2005 using the modified prospective transition method. We have disclosed the pro forma impact of adopting FASB Statement No. 123(R) on net income and earnings per share for the years ended December 31, 2004, 2003, and 2002 in Note 2-Summary of Significant Accounting Policies, which includes all share-based payment transactions to date. We expect the impact of the current share-based payments outstanding as of December 31, 2004, not to exceed $0.3 million of compensation expense in 2005. This estimate does not include the impact of any share-based compensation issued in 2005. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. We currently use the Black-Scholes method for disclosures and will be evaluating the binomial lattice model as an alternative. At this point, we have not decided on which model to use and we do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Inflation

During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. This inflation has increased our direct operating costs. We are also impacted by fluctuations in housing costs and recently by increases in costs of professional, general and healthcare insurance. Depending on the demand environment, we may be able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments of healthcare reimbursements by federal and state governments as well as private insurers.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.7 million in 2004, $0.8 million in 2003, and $0.5 million for 2002.

Item 8.  Financial Statements and Supplementary Data.

See—Item 15 of Part IV of this Report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As a result of the evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Cross Country’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2004 is effective. Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included in the Annual Report on Form 10-K and shown below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cross Country Healthcare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cross Country Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cross Country Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Cross Country Healthcare, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 14, 2005

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to directors and executive officers is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information with respect to executive compensation is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information with respect to our common stock is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information with respect to principal accounting fees and services is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of the report.

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(2) Financial Statements Schedule
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002
(3) Exhibits
See Exhibit Index immediately following signatures.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ JOSEPH A. BOSHART
Name: Joseph A. Boshart Title: Chief Executive Officer and President Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART	President, Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2005
Joseph A. Boshart

/s/ EMIL HENSEL	Chief Financial Officer and Director (Principal Financial Officer)	March 16, 2005
Emil Hensel

/s/ DANIEL J. LEWIS	Chief Accounting Officer	March 16, 2005
Daniel J. Lewis

/s/ THOMAS C. DIRCKS	Director	March 16, 2005
Thomas C. Dircks

/s/ W. LARRY CASH	Director	March 16, 2005
W. Larry Cash

/s/ C. TAYLOR COLE	Director	March 16, 2005
C. Taylor Cole

/s/ ERIC FRY	Director	March 16, 2005
Eric Fry

/s/ FAZLE HUSAIN	Director	March 16, 2005
Fazle Husain

/s/ JOSEPH SWEDISH	Director	March 16, 2005
Joseph Swedish

/s/ JOSEPH TRUNFIO	Director	March 16, 2005
Joseph Trunfio

Exhibit Index

No.	Description

2.1+

Cross Country Staffing Asset Purchase Agreement, dated June 24, 1999, by and among W. R. Grace & Co.-Conn., a Connecticut corporation, Cross Country Staffing, a Delaware general partnership, and the Registrant, a Delaware corporation

2.2+

Agreement and Plan of Merger, dated as of October 29, 1999, by and among the Registrant, CCTC Acquisition, Inc. and Certain Stockholders of Cross Country Staffing, Inc. and TravCorps Corporation and the Stockholders of TravCorps Corporation

2.3+	Stock Purchase Agreement, dated as of December 15, 2000, by and between Edgewater Technology, Inc. and the Registrant
2.4p

Asset Purchase Agreement dated as of May 8, 2003, by and among Cross Country Nurses, Inc., the Registrant, Med-Staff, Inc., William G. Davis, Davis Family Electing Small Business Trust and Timothy Rodden

3.1+	Amended and Restated Certificate of Incorporation of the Registrant
3.2+	Amended and Restated By-laws of the Registrant
4.1+	Form of specimen common stock certificate
4.2+	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors
4.3+	Registration Rights Agreement, dated as of July 29, 1999, among the Registrant, a Delaware corporation, and the DB Capital Investors, L.P. and The Northwestern Mutual Life Insurance Company
4.4+	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors
4.5+	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors
4.6+	Stockholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors
10.1+	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant
10.2+	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant
10.3+	Lease Agreement, dated April 28, 1997, between Meridian Properties and the Registrant
10.4+	Lease Agreement, dated October 31, 2000, by and between Trustees of the Goldberg Brothers Trust, a Massachusetts Nominee Trust and TVCM, Inc.
10.5+	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company
10.6*	Amended and Restated 1999 Stock Option Plan of the Registrant
10.7*	Amended and Restated Equity Participation Plan of the Registrant
10.8p

Third Amended and Restated Credit Agreement, dated as of June 5, 2003, among Cross Country Healthcare, Inc., The Lenders Party Hereto, Citigroup Global Markets Inc., as Sole Bookrunner and Joint Lead Arranger, Wachovia Securities LCC, as Joint Lead Arranger, Citigroup USA, Inc., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, Wachovia Bank, National Association, as Syndication Agent, and General Electric Capital Corporation, Key Corporate Capital, Inc., LaSalle Bank N.A., and SunTrust Bank, as Documentation Agents

Exhibit Index—(Continued)

No.	Description

10.9+	Waiver and Amendment No. 1 dated as of May 3, 2001, to the Credit Agreement dated as of July 29, 1999, as amended and by and among Registrant, and CitiCorp USA, as collateral agent for the Obligees
10.10+

Form of Subsidiary Guarantee Agreement, dated as of July 29, 1999, as amended and restated as of December 16, 1999 and March 16, 2001, among the Registrant’s subsidiary guarantors and Citicorp USA, Inc., as collateral agent for the Obligees

10.11+	Form of Security Agreement, dated as of July 29, 1999, as amended and restated as of December 16, 1999, among the Registrant and CitiCorp USA, Inc. as collateral agent for the Obligees
10.12+	Form of Pledge Agreement, dated as of July 29, 1999, as amended and restated as of December 16, 1999, among the Registrant and CitiCorpUSA, Inc., as collateral agent for the Obligees
10.13+

Form of Indemnity, Subrogation and Contribution Agreement, dated as of December 16, 1999, among the Registrant, the subsidiaries of the Registrant and CitiCorp USA, Inc., as collateral agent for the Obligees

10.14^	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002
10.15#	Cross Country, Inc. Deferred Compensation plan
10.16#	Restricted Stock Agreement between Company and Joseph A. Boshart
10.17#	Restricted Stock Agreement between Company and Emil Hensel
10.18#	Restricted Stock Agreement between Company and Vickie Anenberg
10.19#	Restricted Stock Agreement between Company and Jonathan Ward
10.20^	Amendment to Lease Agreement, as of May 1, 2002, by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc.
10.21x	Lease Agreement by and between Edgewood General Partnership and HR Logic, dated July 6, 2000
10.22x	First Amendment to Lease Agreement by and between Edgewood General Partnership and HR Logic, dated December 7, 2000
10.23x	Second Amendment to Lease Agreement by and between Edgewood General Partnership and Cross Country TravCorps, dated April 29, 2002
10.24x	Lease Agreement between Corners Realty Corporation, Inc. and Cejka & Company dated May 11, 2001
10.25x	Lease Agreement between Corners Realty Corporation, Inc and Cross Country Consulting, Inc., dated March 21, 2002
10.26x	Lease Agreement by and between Petula Associates, Ltd. And Principal Life Insurance Company and Clinical Trials Support Services, Inc. dated November 3, 1999
10.27x	First Amendment to Lease Agreement by and between Petula Associates, Ltd. And Principal Life Insurance Company and Clinical Trials Support Services, Inc., dated December 20, 1999
10.28x	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 21, 2001.
10.29x	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 23, 1998
10.30y	Second Amendment to Lease, dated October 10, 2003, between Canterbury Hall IC, LLC and ClinForce, Inc.

Exhibit Index—(Continued)

No.	Description

10.31y	Lease Agreement, dated January 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc.
10.32

Reaffirmation of Guarantee and Security Documents, dated as of June 5, 2003, among Cross Country Healthcare, Inc., its subsidiary guarantors, The Lenders Party Thereto, Citigroup Global Markets Inc., as Sole Bookrunner and Joint Lead Arranger, Wachovia Securities LLC, as Joint Lead Arranger, CitiCorp USA, Inc., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender, Wachovia Bank, National Association, as Syndication Agent, and General Electric Capital Corporation Key Corporate Capital, Inc., LaSalle Bank N.A., and SunTrust Bank, as Documentation Agents

10.33	Subsidiary Guarantee Agreement, dated as of June 5, 2003, between Cross Country Capital, Inc. and CitiCorp USA, Inc., as Collateral Agent
10.34	Security Agreement, dated as of June 5, 2003, between Cross Country Capital, Inc. and CitiCorp USA Inc., as Collateral Agent
10.35	Pledge Agreement, dated as of June 5, 2003, between Cross Country Capital, Inc. and CitiCorp USA Inc., as Collateral Agent
10.36	Indemnity, Subrogation and Contribution Agreement, dated as of June 5, 2003, between Cross Country Capital, Inc. and CitiCorp USA, Inc., as Collateral Agent
10.37	Subsidiary Guarantee Agreement, dated as of June 5, 2003, between MCVT, Inc. and CitiCorp USA, Inc., as Collateral Agent
10.38	Security Agreement, dated as of June 5, 2003, between MCVT, Inc. and CitiCorp USA Inc., as Collateral Agent
10.39	Pledge Agreement, dated as of June 5, 2003, between MCVT, Inc. and CitiCorp USA Inc., as Collateral Agent
10.40	Indemnity, Subrogation and Contribution Agreement, dated as of June 5, 2003, between MCVT, Inc. and CitiCorp USA, Inc., as Collateral Agent
10.41	Subsidiary Guarantee Agreement, dated as of June 5, 2003, between HealthStaffers, Inc. and CitiCorp USA, Inc., as Collateral Agent
10.42	Security Agreement, dated as of June 5, 2003, between HealthStaffers, Inc. and CitiCorp USA Inc., as Collateral Agent
10.43	Pledge Agreement, dated as of June 5, 2003, between HealthStaffers, Inc. and CitiCorp USA Inc.., as Collateral Agent
10.44	Indemnity, Subrogation and Contribution Agreement, dated as of June 5, 2003, between HealthStaffers, Inc. and CitiCorp USA, Inc., as Collateral Agent
10.45	First Amendment to Lease Agreement, dated December 11, 2001, between Clayton Investors Associates LLC and Cejka & Company
10.46	First Amendment to Lease Agreement, dated December 22, 1999, between Newtown Street Road Associates and MedStaff, Inc.
10.47	Second Amendment to Lease Agreement, dated June 21, 2001 between Newtown Street Road Associates and MedStaff, Inc.
10.48	Lease Agreement between Corporex Key Limited Partnership No. 8 and Cross Country Seminars, Inc.
10.49	Form of Incentive Stock Option Agreement
14.1	Code of Ethics

Exhibit Index—(Continued)

No.	Description

21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer

——————

+	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-74403, and incorporated by reference herein.
*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-83450, and incorporated by reference herein.
^	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q filings during the year ended December 31, 2002, and incorporated by reference herein.
#	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.
p	Previously filed as an exhibit in the Company’s Form 8-K dated June 5, 2003, and incorporated by reference herein.
x	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003, and incorporated by reference herein.
y	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated by reference herein.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 14, 2005

Cross Country Healthcare, Inc.

Consolidated Balance Sheets

	December 31,
.	2004	2003
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance for doubtful accounts of $3,741,955 in 2004 and $3,613,834 in 2003	95,438,605	112,406,934
Deferred income taxes	4,949,450	1,933,301
Income taxes receivable	3,099,678	2,310,236
Prepaid rent on field employees’ apartments	3,407,932	3,523,241
Deposits on field employees’ apartments, net of allowance of $450,483 in 2004 and $411,160 in 2003	618,259	886,679
Assets held for sale, net	820,500	—
Other current assets	8,353,044	6,229,152
Total current assets	116,687,468	127,289,543
Property and equipment, net of accumulated depreciation and amortization of $10,510,343 in 2004 and $17,248,084 in 2003	11,839,592	12,602,570
Trademarks, net of accumulated amortization of $1,401,169 in 2004 and 2003	15,498,831	15,748,831
Goodwill, net of accumulated amortization of $20,617,670 in 2004 and $20,873,294 in 2003	302,853,504	307,531,874
Other identifiable intangible assets, net of accumulated amortization of $13,328,005 in 2004 and $11,890,956 in 2003	6,813,995	8,579,794
Debt issuance costs, net of accumulated amortization of $1,100,676 in 2004 and $335,991 in 2003	2,301,385	2,971,070
Other assets	—	528
Total assets	$455,994,775	$474,724,210
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,993,159	$9,461,986
Accrued employee compensation and benefits	32,031,385	29,993,911
Current portion of long-term debt and note payable	2,407,644	4,943,777
Other current liabilities	4,326,114	3,357,950
Total current liabilities	44,758,302	47,757,624
Deferred income taxes	24,995,782	17,649,548
Long-term debt and note payable	39,866,753	88,793,769
Total liabilities	109,620,837	154,200,941
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 32,204,060 and 31,801,885 shares issued and outstanding at December 31, 2004 and 2003, respectively	3,220	3,180
Additional paid-in capital	257,179,760	251,987,826
Retained earnings	89,190,958	68,532,263
Total stockholders’ equity	346,373,938	320,523,269
Total liabilities and stockholders’ equity	$455,994,775	$474,724,210

See accompanying notes.

Cross Country Healthcare, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2004	2003	2002
Revenue from services	$654,110,876	$673,102,146	$626,109,198
Operating expenses:
Direct operating expenses	509,570,451	519,839,563	478,549,635
Selling, general and administrative expenses	99,535,378	95,736,078	82,465,017
Bad debt expense	957,300	1,350,314	162,734
Depreciation	5,139,984	4,370,857	3,397,394
Amortization	2,344,582	3,470,422	3,083,022
Non-recurring secondary offering costs	—	16,173	886,036
Total operating expenses	617,547,695	624,783,407	568,543,838
Income from operations	36,563,181	48,318,739	57,565,360
Other expenses:
Interest expense, net	4,024,791	4,317,024	3,732,601
Loss on early extinguishment of debt	—	959,991	—
Income from continuing operations before income taxes	32,538,390	43,041,724	53,832,759
Income tax expense	(11,935,770)	(16,657,147)	(20,833,278)
Income from continuing operations	20,602,620	26,384,577	32,999,481
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	56,075	(563,792)	(3,216,776)
Net income	$20,658,695	$25,820,785	$29,782,705
Net income (loss) per common share—basic:
Income from continuing operations	$0.65	$0.82	$1.02
Discontinued operations	0.00	(0.02)	(0.10)
Net income	$0.65	$0.80	$0.92
Net income (loss) per common share—diluted:
Income from continuing operations	$0.63	$0.81	$0.98
Discontinued operations	0.00	(0.02)	(0.10)
Net income	$0.63	$0.79	$0.88
Weighted average common shares outstanding—basic	31,992,752	32,090,731	32,432,026
Weighted average common shares outstanding—diluted	32,578,319	32,530,563	33,653,433

See accompanying notes.

Cross Country Healthcare, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2001	32,211,745	$3,221	$258,151,811	$(1,156,736)	$12,928,773	$269,927,069
Exercise of stock options	452,921	45	4,401,717	—	—	4,401,762
Tax benefit from stock option exercises	—	—	2,158,863	—	—	2,158,863
Stock repurchase and retirement	(435,000)	(43)	(6,014,790)	—	—	(6,014,833)
Other	—	—	(208,828)	—	—	(208,828)
Net income	—	—	—	—	29,782,705	29,782,705
Comprehensive gain:
Net change in hedging transaction	—	—	—	785,049	—	785,049
Balance at December 31, 2002	32,229,666	3,223	258,488,773	(371,687)	42,711,478	300,831,787
Exercise from stock options	122,403	12	1,012,449	—	—	1,012,461
Tax benefit from stock option exercises	—	—	148,485	—	—	148,485
Stock repurchase and retirement	(566,400)	(57)	(7,708,905)	—	—	(7,708,962)
Issuance of restricted shares to employees	16,216	2	188,104	—	—	188,106
Unearned compensation under restricted stock plan, net of amortization	—	—	(141,080)	—	—	(141,080)
Net income	—	—	—	—	25,820,785	25,820,785
Comprehensive gain:
Net change in hedging transaction	—	—	—	371,687	—	371,687
Balance at December 31, 2003	31,801,885	3,180	251,987,826	—	68,532,263	320,523,269
Exercise of stock options	431,175	43	4,579,069	—	—	4,579,112
Tax benefit from stock option exercises	—	—	996,012	—	—	996,012
Stock repurchase and retirement	(29,000)	(3)	(445,849)	—	—	(445,852)
Amortization of unearned compensation under restricted stock plan	—	—	62,702	—	—	62,702
Net income	—	—	—	—	20,658,695	20,658,695
Balance at December 31, 2004	32,204,060	$3,220	$257,179,760	$—	$89,190,958	$346,373,938

See accompanying notes.

Cross Country Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$20,658,695	$25,820,785	$29,782,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,139,984	4,370,857	3,397,394
Amortization	2,344,582	3,470,422	3,083,022
Bad debt expense	957,300	1,350,314	162,734
Deferred income tax expense	5,513,405	4,628,964	3,921,244
Amortization of unearned compensation	62,702	47,026	—
(Income) loss from discontinued operations	(56,075)	563,792	3,216,776
Loss on early extinguishment of debt	—	959,991	—
Changes in operating assets and liabilities:
Accounts receivable	13,532,571	6,017,664	(3,277,712)
Prepaid rent, deposits, and other current assets	(2,301,065)	1,336,003	4,756,310
Accounts payable and accrued expenses	(1,421,084)	1,612,641	1,556,936
Other current liabilities and income taxes payable	957,369	531,132	331,486
Net cash provided by continuing operations	45,388,384	50,709,591	46,930,895
Income (loss) from discontinued operations, net	56,075	(563,792)	(3,216,776)
Gain on sale of consulting business, net	(728,833)	—	—
Loss on impairment of discontinued operations	844,649	302,205	4,142,750
Depreciation, amortization and bad debt expense	305,045	480,356	271,036
Deferred income tax (benefit) expense	(508,279)	(28,595)	57,123
Change in net assets of discontinued operations	(2,088,680)	898,801	(5,495,398)
Net cash (used in) provided by discontinued operations	(2,120,023)	1,088,975	(4,241,265)
Net cash provided by operating activities	43,268,361	51,798,566	42,689,630
Investing activities
Acquisition of assets of Med-Staff, Inc.	(30,388)	(102,757,172)	—
Acquisition of assets of Heritage Professional Education, LLC	—	(2,000,000)	(1,500,000)
Acquisition of NovaPro assets	—	—	(7,906,527)
Purchases of property and equipment, net	(4,615,679)	(3,507,998)	(6,749,388)
Other	—	44,652	72,794
Investing activities of discontinued operations:
Acquisition and earn out payments related to discontinued businesses	(1,969,154)	(1,194,776)	(2,874,758)
Net proceeds from sale of discontinued operations	10,633,970	—	—
Other investing activities of discontinued operations	(11,554)	(61,153)	(876,412)
Net cash provided by (used in) investing activities	4,007,195	(109,476,447)	(19,834,291)
Financing activities
Debt issuance costs	(95,000)	(3,307,061)	(153,747)
Exercise of stock options	4,579,112	1,012,461	4,401,762
Stock repurchase and retirement	(445,852)	(7,708,962)	(6,014,833)
Initial public offering costs		—	(208,828)
Repayment of debt and note payable	(154,762,016)	(74,506,103)	(30,188,986)
Proceeds from issuance of debt	103,465,000	125,000,000	23,750,000
Financing activities of discontinued operations	(16,800)	(22,400)	33,279
Net cash (used in) provided by financing activities	(47,275,556)	40,467,935	(8,381,353)
Change in cash and cash equivalents	—	(17,209,946)	14,473,986
Cash and cash equivalents at beginning of year	—	17,209,946	2,735,960
Cash and cash equivalents at end of year	$—	$—	$17,209,946
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock in exchange for employee services	$—	$188,106	$—
Equipment purchased through capital lease obligations	$—	$451,529	$—
Supplemental disclosure of cash flow information
Interest paid	$3,784,366	$4,776,102	$3,785,670
Income taxes paid	$11,009,845	$11,158,128	$11,683,839

See accompanying notes.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

1.   Organization and Basis of Presentation

On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the Partnership). The acquisition included certain identifiable intangible assets primarily related to proprietary databases and contracts. The Partnership was engaged in the business of providing nurses and other allied health personnel to healthcare providers primarily on a contract basis. CCS recorded the assets and certain assumed liabilities, as defined in the asset purchase agreement, at fair market value. The purchase price of approximately $189,000,000 exceeded the fair market value of the assets less the assumed liabilities by approximately $167,537,000, which, was recorded as goodwill and other identifiable intangible assets.

On December 16, 1999, CCS entered into a Plan of Merger with TravCorps Corporation (TravCorps). TravCorps and its wholly-owned subsidiary, Cejka & Company (Cejka), provide flexible staffing, search, consulting, and related outsourced services to healthcare providers throughout the United States. Pursuant to the Plan of Merger on December 16, 1999, all outstanding shares of TravCorps’ common stock were exchanged for common stock in CCS and TravCorps became a wholly-owned subsidiary of CCS. The fair value of the shares of common stock issued to the stockholders of TravCorps, as determined by a valuation of the common stock as of December 16, 1999, was $32,102,000. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $66,575,000, of which $10,243,000 was allocated to certain identifiable intangible assets ($5,800,000—trademark, $2,910,000—databases, $630,000—workforce, $900,000—hospital relations, and $3,000—covenant not to compete). The remaining $56,332,000 was allocated to goodwill. Subsequent to the adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, the amount originally recorded as workforce was reclassified to goodwill.

Effective October 1, 2000, TravCorps changed its name to TVCM, Inc. Effective October 10, 2000, CCS changed its name to Cross Country TravCorps, Inc. Subsequent to December 31, 2000, Cross Country TravCorps, Inc. changed its name to Cross Country, Inc. In May 2003, Cross Country, Inc. changed its name to Cross Country Healthcare, Inc. (the Company). The Company is primarily engaged in the business of providing temporary healthcare staffing services to acute and sub acute care facilities nationwide.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., Cross Country TravCorps, Inc. Ltd. (NZ), TVCM, Inc. (f/k/a TravCorps), MCVT, Inc., Cross Country Local, Inc. (f/k/a Flexstaff, Inc.), Med-Staff, Inc. (MedStaff)(f/k/a Cross Country Nurses, Inc.), Cejka Search, Inc. (f/k/a Cejka & Company), E-Staff, Inc. (E-Staff), CFRC, Inc., HospitalHub, Inc. (f/k/a Ashley One, Inc.) (HospitalHub), NovaPro, Inc., Cross Country Consulting, Inc., Cross Country Education, Inc. (f/k/a CCS/Heritage Acquisition Corp.), ClinForce, Inc. (ClinForce), Cross Country Capital, Inc., HealthStaffers, Inc., and Assignment America, Inc. In December 2003, the legal entity E-Staff was merged into MedStaff. At December 31, 2002, CFRC, Inc. and HospitalHub were dissolved. All material intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are healthcare providers and accounts receivable represent amounts due from these providers. The Company performs

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

2.   Summary of Significant Accounting Policies (Continued)

ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as management’s past experience with the customer. The Company’s contract terms are typically between 30 to 60 days and will be considered past due based on the particular negotiated contract terms.

Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single client accounted for more than 3% of our revenue. An aggregate of approximately 11% and 12% of the Company’s outstanding accounts receivable as of December 31, 2004 and 2003, respectively, were due from six customers.

Cash and Cash Equivalents

The Company considers all investments with original maturities of less than three months to be cash and cash equivalents.

Prepaid Rent and Deposits

The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Expenses relating to these leases are included in direct operating expenses in the accompanying consolidated statements of income. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits shown on the consolidated balance sheets relate to these short-term agreements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are depreciated over the shorter of their useful life or the term of the individual lease.

Certain software development costs are capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include charges for consulting services and costs for personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of income. Software development costs are being amortized using the straight-line method over five years.

Reserves for Claims

Workers’ compensation, professional liability and health care benefits are provided under partially self-insured plans. We provide our eligible temporary healthcare professionals with individual professional liability insurance policies. The Company records its estimate of the ultimate cost of, and reserves for, workers’ compensation and professional liability benefits based on actuarial computations reviewed by an independent actuary using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The health care insurance accrual is for claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns.

The ultimate cost of workers’ compensation and professional liability costs will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

2.   Summary of Significant Accounting Policies (Continued)

In August 2001, the Company changed its professional liability coverage from an occurrence to a claims-made basis. The professional liability policy provided for coverage on a claims-made basis in the amount of $1,000,000 per claim and $3,000,000 in the aggregate as well as excess coverage in the amount of $10,000,000 per claim and $10,000,000 in the aggregate. In addition, there was a $100,000 deductible per occurrence.

In August 2002, the Company changed its professional and general liability policy to include a self-insured limit of $2,000,000 per claim through a self-insured retention. Separately the Company’s MedStaff subsidiary has a claims-made professional liability policy with a limit of $2,000,000 per occurrence and $4,000,000 in the aggregate and a $25,000 deductible. The Company also has excess liability coverage in the amount of $10,000,000 in the aggregate on top of these policies.

In November 2003, the FASB issued Emerging Issues Task Force (EITF) No. 03-8, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity. EITF No. 03-8 codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. The Company had previously offset in its consolidated balance sheets its liability for known and incurred but not reported professional liability and worker’s compensation losses with a corresponding receivable for such estimated losses from its commercial insurance companies under policies in effect for such periods. Such prior accounting treatment was pursuant to industry practice under the interpretative guidance under the American Institute of Certified Public Accountant’s Audit and Accounting Guide for Health Care Organizations. EITF No. 03-8 concluded that, under circumstances such as in the Company’s insured professional liability and worker’s compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, (the insured, the insurer and the claimant), the related liability should be classified separately on a gross basis with a separate related receivable recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2004, and 2003, reflect the provisions of EITF No. 03-8 for the receivable portion in other current assets and for the related liability in accrued employee compensation and benefits.

Accruals for workers’ compensation claims, health care benefits and professional liability insurance are included in accrued employee compensation and benefits in the consolidated balance sheets.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. FASB Statement No. 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets with indefinite lives not be amortized. Instead, these assets are reviewed for impairment annually with any related losses recognized in earnings when incurred. Other identifiable intangible assets continue to be amortized, under the provisions of this Statement, using the straight-line method over their estimated useful lives ranging from 3 to 15 years.

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in accordance with FASB Statement No. 142. The impairment test requires the Company to determine the fair value of each reporting unit, as defined, and compare it to the reporting unit’s carrying amount. The Company estimated the fair value of its reporting units using a discounted cash flow methodology. Based on the results of the annual impairment test during the fourth quarters of 2004 and 2003, the Company determined that there was no impairment of goodwill or indefinite-lived intangible assets related to assets held and used as of December 31, 2004 or December 31, 2003. See Note 16- Discontinued Operations for disclosure related to assets held for sale.

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this Statement, long-lived assets are reviewed for impairment whenever events or changes in circumstances

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

2.   Summary of Significant Accounting Policies (Continued)

indicate that the carrying amount may not be recoverable. The Company periodically reviews long-lived assets, including identifiable intangible assets, to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company. Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At December 31, 2004 and 2003, the Company believes that no impairment of long-lived assets or identifiable intangible assets related to assets held and used existed. See Note 16 - Discontinued Operations for disclosure related to assets held for sale.

Debt Issuance Costs

Deferred costs related to the issuance of debt have been capitalized and are being amortized using the effective interest method over the six-year term of the debt. In June 2003, in conjunction with the acquisition of MedStaff, the Company amended its credit facility. Related debt issuance costs of approximately $960,000, net of amortization, relating to the prior amended credit facility were written off during the second quarter of 2003 and are included in loss on early extinguishment of debt in the other expenses section of the consolidated statements of income. See Note 7 – Long Term Debt and Note Payable for a further discussion.

Revenue Recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ time worked but not yet invoiced. At December 31, 2004 and 2003, the amounts accrued are approximately $11,404,000 and $18,450,000, respectively.

Revenue on permanent placements are recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a short period of time (i.e., one month), it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2004, 2003 and 2002, such losses were not material and, accordingly, related allowances were not recorded.

Revenue from the Company’s education and training services is recognized as the instructor-led seminars are performed and the related learning materials are delivered.

Stock-Based Compensation

The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the close of business on the date of grant.

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

FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requires disclosure of comparable information regardless of whether, when, or how an entity adopts the preferable, fair-value based method of accounting. The pro forma disclosure of stock-based compensation required by this Statement is shown below.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

2.   Summary of Significant Accounting Policies (Continued)

The Company’s consolidated net income would have changed to the pro forma amounts set forth below had compensation cost for stock options granted during 2004, 2003 and 2002 been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Year ended December 31,
	2004	2003	2002
Net income as reported	$20,658,695	$25,820,785	$29,782,705
Stock based employee compensation included in as-reported net income	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(845,552)	(2,432,669)	(2,774,445)
Pro forma net income applying FASB Statement No. 123	$19,813,143	$23,388,116	$27,008,260
Basic and diluted earnings per share as reported:
Net income per common share—basic	$0.65	$0.80	$0.92
Net income per common share—diluted	$0.63	$0.79	$0.88
Pro forma basic and diluted earnings per share:
Pro forma net income—basic	$0.62	$0.73	$0.83
Pro forma net income—diluted	$0.61	$0.72	$0.81

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $4,601,000, $6,065,000 and $5,875,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized and expensed when the related event takes place. At December 31, 2004 and 2003, approximately $1,314,000 and $976,000, respectively, of these costs are included in other current assets in the consolidated balance sheets.

Derivative Financial Instruments

The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company had one derivative financial instrument, an interest rate swap agreement, which matured in February 2003 and is more fully disclosed in Note 14 – Interest Rate Swap.

Comprehensive Income

FASB Statement No. 130, Comprehensive Income, requires that an enterprise: (a) classify items of other comprehensive income by their nature in the financial statements; and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There are no other components of comprehensive income or loss other than the Company’s consolidated net income and the accumulated derivative gain or loss for the years ended December 31, 2004, 2003 and 2002.

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

2.   Summary of Significant Accounting Policies (Continued)

relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. As the Company’s derivative instrument was designated and qualified as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Any ineffective portion of the derivative instrument’s change in fair value was immediately recognized in earnings.

During 2002, the Company reclassified to interest expense, net, approximately $1,720,000 of the net amount recorded in other comprehensive loss. Upon maturity of the interest rate swap agreement in February 2003, the Company reclassified the remaining accumulated derivative loss of approximately $372,000 to interest expense, net, in the accompanying consolidated statements of income.

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation. See Note 18 – Quarterly Financial Data.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. FASB Statement 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FASB Statement 123(R) is similar to the approach described in FASB Statement 123. However, FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. The Company will adopt FASB Statement No. 123(R) on July 1, 2005 using the modified prospective transition method. The Company has disclosed the pro forma impact of adopting FASB Statement No. 123(R) on net income and earnings per share for the years ended December 31, 2004, 2003, and 2002 in Note 2 – Summary of Significant Accounting Policies.

The Company expects the impact of the current share-based payments outstanding as of December 31, 2004 not to exceed $300,000 of compensation expense in 2005. This estimate does not include the impact of any share-based compensation issued in 2005. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The Company currently uses the Black-Scholes method for disclosures and will be evaluating the binomial lattice model as an alternative. The Company has not yet decided on which model to use and does not yet know the impact that any future share-based payment transactions will have on its financial position or results of operations.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

3.   Goodwill and Other Identifiable Intangible Assets

As of December 31, 2004 and 2003, the Company had the following acquired intangible assets:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Database	$11,425,000	$10,582,047	$842,953	$11,445,000	$10,002,399	$1,442,601
Hospital relations	6,314,000	1,803,041	4,510,959	6,422,750	1,253,417	5,169,333
Non-compete agreements	2,403,000	942,917	1,460,083	2,603,000	635,140	1,967,860
	$20,142,000	$13,328,005	$6,813,995	$20,470,750	$11,890,956	$8,579,794
Intangible assets not subject to amortization:
Goodwill	$323,471,174	$20,617,670	$302,853,504	$328,405,168	$20,873,294	$307,531,874
Trademarks	16,900,000	1,401,169	15,498,831	17,150,000	1,401,169	15,748,831
	$340,371,174	$22,018,839	$318,352,335	$345,555,168	$22,274,463	$323,280,705

Aggregate amortization expense for intangible assets subject to amortization was approximately $1,580,000, $2,989,000 and $2,644,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated annual amortization expense is approximately as follows:

Year ending December 31:
2005	$1,424,000
2006	1,405,000
2007	983,000
2008	743,000
2009	563,000
Thereafter	1,696,000
$6,814,000

The changes in the carrying amount of goodwill by segment are as follows:

	Healthcare Staffing Segment	Other Human Capital Management Services Segment	Total
Balance as of December 31, 2003	$283,516,055	$24,015,819	$307,531,874
Discontinued operations:
Earnouts for discontinued operations	—	2,067,371	2,067,371
Sale of consulting practices	—	(6,377,533)	(6,377,533)
Impairment of goodwill	—	(398,596)	(398,596)
Other	30,388	—	30,388
Balance as of December 31, 2004	$283,546,443	$19,307,061	$302,853,504

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

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

4.   Acquisitions (Continued)

In addition, the asset purchase agreement provided for potential earnout payments up to a maximum of $37,500,000 based on adjusted earnings before interest, taxes, depreciation and amortization (as defined in the asset purchase agreement) of MedStaff for the one year period ended December 31, 2003. MedStaff did not qualify to receive any earnout payments.

MedStaff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals operating across a wide geographic and client base in all 50 states. The Company believes that MedStaff’s differentiated compensation program will allow it to further segment the travel nurse population. MedStaff also enables the Company to extend its nurse staffing services in the per diem and military staffing sectors.

The acquisition has been included in the healthcare staffing segment and the results of MedStaff’s operations have been included in the consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

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

Of the total other identifiable intangible assets of $4,534,000, $2,434,000 was assigned to hospital relations and $2,100,000 was assigned to non-compete agreements, based on an independent third-party appraisal. These identifiable intangible assets have been assigned useful lives with a weighted-average of 6.6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill, and is deductible for tax purposes. Additional direct acquisition costs of approximately $549,000 were incurred primarily during the year ended December 31, 2003 and are included as goodwill in the consolidated balance sheets.

The following unaudited pro forma summary approximates the consolidated results of operations as if the MedStaff acquisition had occurred as of the beginning of the period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles, incremental ongoing expenses, incremental interest expense and related income tax effects. These pro forma results include a pre-tax reduction to net income for a loss

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

4.   Acquisitions (Continued)

on early extinguishment of debt of $1,105,000. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

Year Ended
December 31, 2003
Revenue from services	$744,072,000
Net income	$27,735,000
Net income per common share—basic	$0.86
Net income per common share—diluted	$0.85

In March 2002, the Company acquired all of the outstanding stock of Jennings, Ryan & Kolb, Inc. (JRK), a healthcare management consulting company, for approximately $1,800,000 in cash and the assumption of $300,000 in debt. Approximately $700,000 was allocated to goodwill, which was not subject to amortization under the provisions of FASB Statement No. 142. In addition, the agreement provided for potential earnout payments of approximately $1,766,000, of which approximately $530,000 was paid in 2003 and approximately $1,236,000 was paid in 2004. Subsequent to the acquisition, JRK was combined with the Company’s other consulting operations to form Cross Country Consulting, Inc. This business was subsequently sold in 2004. See Note 16 - Discontinued Operations.

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

Both acquisitions were accounted for as a purchase in accordance with FASB Statement No. 141 and, accordingly, their results of operations have been included in the consolidated statements of income from their respective dates of acquisition.

Earnout payments relating to the Company’s acquisition of Gill/Balsano Consulting, L.L.C. (Gill/Balsano or GBC), in May 2001, were $1,995,000 based on adjusted EBITDA (as defined in the asset purchase agreement) over a three-year period ending March 31, 2004. This contingent consideration was not related to the seller’s employment. Upon payment, the earnouts were allocated to goodwill as additional purchase price. To date, all earnout payments were paid, of which, $831,250, $665,000 and $498,750 was paid in 2004, 2003 and 2002, respectively. This business was subsequently sold in 2004. See Note 16 - Discontinued Operations.

Earnout payments relating to the Company’s acquisition of Heritage Professional Education, LLC on December 26, 2000 were $3,500,000, of which $2,000,000 was paid in 2003 and $1,500,000 was paid in 2002. These payments were allocated to goodwill as additional purchase price in their respective periods of payments. As of December 31, 2003, no further payments of earnouts were applicable relating to this purchase agreement.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

5.  Property and Equipment

At December 31, 2004 and 2003, property and equipment consist of the following:

	December 31,
	2004	2003
Computer equipment	$4,382,965	$9,854,173
Computer software	14,102,365	13,080,438
Office equipment	1,079,536	1,871,170
Furniture and fixtures	1,720,930	3,064,795
Leasehold improvements	1,064,139	1,980,078
	22,349,935	29,850,654
Less accumulated depreciation and amortization	(10,510,343)	(17,248,084)
	$11,839,592	$12,602,570

During the year ended December 31, 2004, the Company wrote off approximately $9,375,000 of fully depreciated property and equipment.

6.   Accrued Employee Compensation and Benefits

At December 31, 2004 and 2003, accrued employee compensation and benefits consist of the following:

	December 31,
	2004	2003
Salaries	$9,575,677	$10,102,869
Bonuses	5,844,055	7,072,807
Accrual for workers’ compensation claims	4,092,461	3,572,084
Accrual for health care benefits	2,665,227	2,082,581
Accrual for professional liability insurance	8,656,475	6,318,875
Accrual for vacation	1,197,490	844,695
	$32,031,385	$29,993,911

7.   Long-Term Debt and Note Payable

At December 31, 2004 and 2003, long-term debt and note payable consist of the following:

	December 31,
	2004	2003
Term Loan, interest at 5.65% on principal of $32,620,887, 5.59% on principal of $5,000,000, and 5.67% on principal of $4,431,721 at December 31, 2004 and interest at 6.25% on principal of $93,196,202, at December 31, 2003	$42,052,608	$93,196,202
Other	221,789	541,344
	42,274,397	93,737,546
Less current portion	(2,407,644)	(4,943,777)
	$39,866,753	$88,793,769

On July 29, 1999, the Company entered into a $105,000,000 senior secured credit facility consisting of a $75,000,000 term loan and a $30,000,000 revolving loan facility. This senior secured credit facility was amended and restated as of December 16, 1999 and again on March 16, 2001. In June 2003, the Company amended and restated the agreement in conjunction with its acquisition of MedStaff. The new senior secured credit facility consists of a $125,000,000 term loan and a $75,000,000 revolving credit facility. The Company repaid $51,143,594 and $31,803,798 of the principal on its term loan balance related to the new credit facility during 2004 and 2003, respectively. The Company is required to pay a quarterly commitment fee at a rate of 0.50% per year on unused

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

7.   Long-Term Debt and Note Payable (Continued)

commitments under the revolving loan facility. The term loan balance under the new senior credit facility bears interest based on an alternative base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%. The revolving loan facility as of December 31, 2004 bears interest based on an alternate base rate plus a margin of 1.50% or LIBOR plus a margin of 2.50%. The revolving loan facility as of December 31, 2003 bears interest based on an alternate base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75% (each as defined in the senior secured credit facility). The Company has pledged all of the assets of the Company as collateral for the senior credit facility.

At December 31, 2004, the senior credit facility allowed for the issuance of letters of credit in an aggregate face amount not to exceed $25,000,000. Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10,000,000 are available under the senior credit facility. As of December 31, 2004, $11,639,004 was outstanding under the letter of credit facility leaving $63,360,996 available under the revolving credit facility.

The senior credit facility requires that the Company meet certain covenants, including the maintenance of certain debt and interest expense ratios and capital expenditure limits. It also includes a mandatory prepayment provision, which, beginning in 2004, requires the Company to make mandatory prepayments subsequent to the completion of a fiscal year using a portion of its excess cash flow, as defined in the agreement. The dividends and distribution covenant limits the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock. As of December 31, 2004, the Company was limited to $23,404,518 to be used for either dividends and/or stock repurchases. This limitation increases each year by 25% of net income provided that the Company’s Debt/EBITDA ratio (as defined in the agreement) is less than 1.5 to 1.0 and the Company has $25,000,000 in cash or available cash under the revolving credit facility. The Company is also required to obtain the consent of its lenders to complete any acquisition which exceeds $25,000,000. At December 31, 2004, the Company was in compliance with all of its debt covenants.

The aggregate scheduled maturities of long-term debt and capitalized lease obligations as of December 31, 2004 are as follows:

Year ending December 31:
2005	$2,407,644
2006	2,342,276
2007	2,282,697
2008	18,193,425
2009	17,048,355
Thereafter	—
$42,274,397

Other long-term debt includes capitalized lease obligations and a note payable as of December 31, 2003.

8.   Employee Benefit Plans

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant’s elective deferral, which the Company, at its sole discretion, determines from year to year. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $2,347,000, $2,826,000, and $3,030,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

8.   Employee Benefit Plans (Continued)

Certain MedStaff employees were covered under a separate benefit plan for 2004 and 2003. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan documents. Effective April 1, 2004, eligible employees who elected to participate in the plan were generally fully vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $63,000 and $66,000 for the years ended December 31, 2004 and 2003, respectively.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other current liabilities and approximated $658,000 and $322,000 at December 31, 2004 and 2003, respectively.

9.   Commitments and Contingencies

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. The rent escalations have been reflected in the table below. Future minimum lease payments associated with these agreements with terms of one year or more are approximately as follows:

Year ending December 31:
2005	$4,475,000
2006	3,812,000
2007	3,019,000
2008	2,421,000
2009	1,608,000
Thereafter	4,970,000
$20,305,000

Total operating lease expense from continuing operations included in selling, general, and administrative expenses was approximately $5,390,000, $4,662,000 and $3,045,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Total operating lease expense included in discontinued operations was approximately $595,000, $861,000 and $788,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Subsequent to December 31, 2004, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit filed on February 18, 2005 in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges certain sections of the California Labor Code, the California Business and Professions Code, conversion and accounting, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

9.   Commitments and Contingencies (Continued)

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

11.   Income Taxes

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2004	2003	2002
Continuing operations:
Current
Federal	$5,896,338	$10,344,821	$14,414,257
State	526,027	1,683,362	2,497,777
	6,422,365	12,028,183	16,912,034
Deferred	5,513,405	4,628,964	3,921,244
	11,935,770	16,657,147	20,833,278
Discontinued operations-current
Tax benefit on loss from discontinued operations	(58,124)	(327,339)	(2,086,944)
Tax expense on gain on disposal	3,072,970	—	—
Discontinued operations-deferred	—	—	—
Tax (benefit) expense from discontinued operations	(371,534)	(28,595)	57,123
Tax benefit on gain on disposal	(136,745)	—	—
Total operating expenses	2,506,567	(355,934)	(2,029,821)
	$14,442,337	$16,301,213	$18,803,457

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Current deferred tax assets and (liabilities):
Accrued and prepaid expenses	$4,622,147	$2,201,012
Allowance for doubtful accounts	1,357,644	1,387,460
Other	(1,030,341)	(1,655,171)
	4,949,450	1,933,301
Non-current deferred tax assets and (liabilities):
Depreciation and amortization	(22,260,406)	(14,829,053)
Identifiable intangibles	(2,735,376)	(2,917,336)
Other	—	96,841
	(24,995,782)	(17,649,548)
Net deferred taxes	$(20,046,332)	$(15,716,247)

FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

11.   Income Taxes (Continued)

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2004 and 2003 is not necessary.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense is as follows:

	December 31,
	2004	2003
Tax at U.S. statutory rate	$11,510,793	$15,064,603
State taxes, net of federal benefit	831,525	1,397,245
Non-deductible meals and entertainment	39,593	51,734
Non-deductible other	36,390	6,625
Other	(482,531)	136,940
Income taxes on continuing operations	11,935,770	16,657,147
Benefit from discontinued operations	(429,658)	(355,934)
Expense from gain on disposal	2,936,225	—
Total income tax expense	$14,442,337	$16,301,213

12.   Stockholders’ Equity

On November 3, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 11,403,455 shares of common stock by three of its existing shareholders. No members of management registered shares pursuant to this registration statement. The Company has and will incur all fees and expenses relating to the registration statement. To date no such shares have been sold.

On November 5, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1,500,000 of its common shares at an aggregate price not to exceed $25,000,000. As of December 31, 2004, the Company purchased and retired 1,030,400 shares of its common stock at an average cost of $13.75 per share pursuant to the current authorization. The cost of such purchases was approximately $14,170,000. Under this program, the shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Costs associated with this secondary offering of $902,209 are included in non-recurring secondary offering costs in the 2003 and 2002 consolidated statements of income.

Stock Options

On December 16, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and Equity Participation Plan (collectively, the Plans), which was amended and restated on October 25, 2001 and provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. Non-qualified stock options may also be issued to consultants. The Plans were approved by the security holders at the Company’s 2002 Annual Meeting of Stockholders. Under the Plans, the exercise price of options granted is determined by the compensation committee of the Company’s Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of such fair market. Options granted during 2004, 2003, and 2002 under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years. Options granted during 2002 and 2001 under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

12.   Stockholders’ Equity (Continued)

Changes under these stock option plans for 2004, 2003 and 2002 were as follows:

	December 31, 2004			December 31, 2003			December 31, 2002
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price

Options outstanding at beginning of year	2,979,403	$ 7.75-$37.13	$13.53	2,974,983	$ 7.75-$37.13	$13.50	3,520,068	$ 7.75-$37.13	$13.00
Granted	88,700	$15.33-$18.47	$17.85	187,747	$10.38-$14.50	$10.66	53,279	$12.31-$26.15	$17.89
Canceled	(431,275)	$ 7.75-$37.13	$18.05	(60,924)	$ 7.75-$26.15	$13.67	(145,443)	$ 7.75-$26.15	$14.74
Exercised	(223,106)	$ 7.75-$17.00	$10.62	(122,403)	$ 7.75-$15.50	$ 8.27	(452,921)	$ 7.75-$23.25	$ 9.72

Options outstanding at end of year	2,413,722	$ 7.75-$37.13	$13.63	2,979,403	$ 7.75-$37.13	$13.53	2,974,983	$ 7.75-$37.13	$13.50
Options exercisable at end of year	2,154,342	$ 7.75-$37.13	$13.49	2,515,785	$ 7.75-$37.13	$13.24	1,856,412	$ 7.75-$37.13	$12.97

The following table represents information about stock options granted in each year:

	Year Ended December 31,
	2004	2003	2002
Weighted average exercise price of options granted during the year:
Issued at market price	$17.85	$10.66	$17.89
Issued above market price	N/A	N/A	N/A
Issued below market price	N/A	N/A	N/A

Weighted average fair value of options granted during the year:
Issued at market price	$10.46	$6.21	$10.71
Issued above market price	N/A	N/A	N/A
Issued below market price	N/A	N/A	N/A

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

12.   Stockholders’ Equity (Continued)

The following table describes outstanding options as of December 31, 2004:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 7.75	535,008	4.96	535,008
10.13	19,455	5.50	19,455
10.38	123,568	8.28	29,858
10.78	7,395	5.79	7,395
11.62	523,463	4.96	523,463
12.05	9,000	8.41	2,250
12.31	20,925	7.61	9,575
12.38	13,496	6.25	11,809
14.50	5,075	8.58	1,325
15.19	11,724	5.50	11,724
15.33	9,950	9.58	0
15.50	534,259	4.96	534,259
16.60	11,000	9.42	0
17.00	211,485	6.82	158,842
18.47	56,200	9.10	0
18.57	25,404	6.25	22,229
19.37	116,871	4.96	116,871
20.26	11,724	5.50	11,724
23.25	116,870	4.96	116,870
24.76	25,404	6.25	22,229
25.32	2,565	5.50	2,565
26.15	9,200	7.23	4,600
30.39	2,567	5.50	2,567
30.95	5,557	6.25	4,862
37.13	5,557	6.25	4,862
$13.63	2,413,722	5.51	2,154,342

The fair value of options granted used to compute pro forma net income disclosures here and within Note 2 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31,
	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.00	60.00	60.00
Risk-free interest rate	3.49%	3.22%	4.29%
Expected life	6 years	6 years	6 years

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

13.   Earnings Per Share

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the 2004, 2003 and 2002 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 589,334, 1,375,977, and 429,912 during the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003, and 2002, respectively, 585,567, 439,832, and 1,221,407 incremental shares of common stock were included in diluted weighted average shares outstanding.

14.   Interest Rate Swap

The Company had an interest rate swap agreement (the Agreement) with a financial institution that matured on February 7, 2003. The Company entered into the Agreement to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation as required by the senior credit facility and not for trading purposes. The interest rate swap agreements specified that the Company would make floating interest rate payments based on the three month U.S. dollar London Interbank Offered Rate (LIBOR), in exchange for fixed interest rate payments of 6.705%, effective January 1, 2001, over the life of the agreement without an exchange of the underlying notional amount of $45,000,000. Any differences paid or received under the terms of the Agreement were recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying debt obligation. To test effectiveness of the interest rate swap, the Company compared the present value of the cumulative change in the fair value of the interest rate swap with the present value of the cumulative change in the expected variable interest payments. On February 28, 2003, the maturity date, the Company paid the last payment on the Agreement.

15.   Related Party Transactions

The Company provides services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $8,172,000, $6,863,000 and $6,186,000 in 2004, 2003 and 2002, respectively. Accounts receivable due from these hospitals at December 31, 2004 and 2003 were approximately $760,000 and $904,000, respectively.

16.   Discontinued Operations

In August 2001, the FASB issued Statement No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted the provisions of FASB Statement No. 144 as of January 1, 2002.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

16.   Discontinued Operations (Continued)

The following chart details amounts of revenue and pretax profit or loss reported in discontinued operations for the years ended December 31, 2004, 2003, and 2002:

	Year Ended December 31,
	2004	2003	2002
Revenues	$11,683,690	$14,168,344	$13,843,717

Pretax (loss) profit - CCC Inc.	$(257,767)	$(340,488)	$1,087,536
Pretax loss - E-Staff	—	(579,238)	(2,191,383)

Gain on sale of JRK and GBC business	3,665,058	—	—

Impairment of net assets - CCC Inc.	(844,649)	—	—
Impairment of net assets - E-Staff	—	—	(4,142,750)

Taxes on discontined operations - CCC, Inc.	429,658	131,769	(420,876)
Taxes on sale of JRK and GBC business	(2,936,225)	—	—
Taxes on discontined operations - E-Staff	—	224,165	2,450,697
	$56,075	$(563,792)	$(3,216,776)

Cross Country Consulting, Inc.

The Company’s investment philosophy on non-nurse staffing businesses is that the businesses should provide strategic synergy to the Company’s core activity and deliver consistent profitability so that the Company does not apply disproportionate management attention to a relatively small component of its business mix. The Company had been evaluating its commitment to its consulting businesses as a result of significant volatility in these businesses in 2003 when the Company was approached by a third party, Mitretek Systems, Inc. (Mitretek), who was interested in expanding its healthcare consulting presence. Mitretek viewed two of the three practices as fits to their strategy and offered to purchase them. On October 4, 2004, the Company sold assets of its JRK and Gill/Balsano consulting practices to Mitretek for $12,250,000 in cash less a working capital payment of $1,616,000, in lieu primarily of accounts receivable retained by the Company. The carrying amount of the net assets sold was approximately $6,962,000 and consisted primarily of goodwill and other intangibles with a carrying amount of approximately $6,755,000 ($6,378,000 - goodwill, net of accumulated amortization and $377,000 - other intangible assets, net of accumulated amortization). The Company recognized a pre-tax gain on this transaction of $3,665,058 ($728,833 after taxes) which is included in discontinued operations in the consolidated statement of income for the year ended December 31, 2004. Proceeds from this transaction were used to pay down $10,400,000 of the term loan portion of the Company’s debt.

As of September 30, 2004, in accordance with FASB Statement No. 142 the Company performed an interim impairment test on the reporting unit that included the assets that were sold. The Company determined that no impairment existed for that reporting unit based on the results of the test.

Separately, in the fourth quarter of 2004, the Company’s Board of Directors approved a plan to pursue a sale with respect to its Cejka Consulting practice that was not acquired by Mitretek. Cejka Consulting was a part of TravCorps, which was acquired by the Company in December 1999. Cejka Consulting, along with the aforementioned disposed practices and some subsidiary level infrastructure costs comprised the Company’s Cross Country Consulting, Inc. (CCC Inc.) subsidiary, which was a component of the Company’s other human capital management services business segment. The Company determined that as of December 31, 2004 the CCC Inc. subsidiary met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with FASB Statement No. 144. The Company has accounted for the CCC Inc. as such within the consolidated statements of income and cash flows and notes to the consolidated financial statements included in this Form 10-K.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

16.   Discontinued Operations (Continued)

Upon reclassification the Company reallocated goodwill between the remaining Cejka consulting business and the other business included in the same reporting unit for FASB Statement No. 142 purposes. The Company then conducted an assessment of the tangible and intangible net assets of the Cejka Consulting practice as a result of the above reclassification in accordance with FASB Statement No. 144 and FASB Statement No. 142. Based on this assessment, the Company determined that the carrying amount of the net assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value. In accordance with the assessment, the Company recorded a pretax charge of approximately $845,000 to discontinued operations. The charge represents the impairment of goodwill in the amount of $399,000 and a reduction in value of other tangible assets in the amount of $446,000. The Company used the most recent offer price as the fair value. The following chart details the major classes of assets held for sale and the comparative amounts classified as held and used in the prior year:

	December 31,
	2004	2003
Accounts receivable, net	$1,182,702	$730,246
Other current assets	14,049	4,180
Property and equipment, net	69,803	130,024
Total assets	1,266,554	864,450

Valuation allowance as of December 31, 2004	446,054	—
Net assets held for sale	$820,500	$864,450

Liabilities related to assets held for sale were not considered material for separate disclosure and are included in other current liabilities on the consolidated balance sheet as of December 31, 2004. The Company does not anticipate any involvement in the Cejka consulting business subsequent to the sale of the remaining business and expects any related cash outflows to discontinue shortly after the sale is completed.

E-Staff

In March 2002, the Company committed itself to a formal plan to dispose of its subsidiary, E-Staff, a Delaware corporation, through a sale of this business. E-Staff was previously included in the Company’s other human capital management services segment. The Company had acquired substantially all of the assets of E-Staff, effective July 31, 2000, for $1,500,000. The asset purchase agreement provided for potential earnout payments of up to $3,750,000 based on achievement of a defined development milestone and the profits of E-Staff over a three-year period ending July 31, 2003. This contingent consideration was not related to the seller’s employment. The Company paid $500,000 upon achievement of the developmental milestone in the first quarter of 2002. Due to the discontinuance of the E-Staff business, the Company made no additional earnout payments.

E-Staff was an application service provider that had developed an Internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. As an application service provider, E-Staff was to maintain the database of the client’s employees on E-Staff’s servers. Prospective E-Staff clients were concerned about placing their healthcare employees’ names and credentials on servers owned or controlled by one of the nation’s largest healthcare staffing companies. Accordingly, the Company decided to sell this subsidiary. Pursuant to FASB Statement No. 144, the consolidated financial statements of the Company were reclassified to reflect the discontinuance of E-Staff. Accordingly, certain costs and expenses have been segregated and reported as discontinued operations in the accompanying statements of income.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

16.   Discontinued Operations (Continued)

In September 2002, the Company decided to retain a portion of the E-Staff software and related equipment for internal use. As a result, in September 2002, approximately $436,000 of related software and equipment were reclassified from assets from discontinued operations, net, to property and equipment, net. These assets and the related depreciation expense have been reclassified to continuing operations for all periods presented in the accompanying consolidated balance sheets and statements of income. These reclassifications did not have a material impact on the Company’s consolidated financial position or results of operations. Based on discussions with potential buyers of the E-Staff technology during the third quarter of 2002, the Company evaluated the ongoing value of E-Staff and determined that approximately $4,143,000 of the carrying amount of the net assets from discontinued operations was impaired. The Company wrote down the assets from discontinued operations to $302,000, which, when combined with liabilities from discontinued operations of $168,000 approximated their estimated fair value of approximately $134,000. Fair value, at that time, was based on the latest offer received for the sale and included the estimated cash flows from the sale of E-Staff to a potential buyer, adjusted for the estimated probability of the sale. The impairment charge of $2,539,506, net of income tax benefit of $1,603,244, is included in the accompanying consolidated statements of income as loss from discontinued operations for the year ended December 31, 2002.

As a result of the difficulty encountered in selling the business, the Company abandoned its efforts to sell the E-staff business during the first quarter of 2003 and decided to dispose of the subsidiary by winding down its operations. E-staff operations ceased as of March 31, 2003. The Company determined that approximately $302,000 of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was recognized during the first quarter of 2003 and is included in the accompanying consolidated statements of income as loss from discontinued operations for the year ended December 31, 2003. There are no remaining assets or liabilities at December 31, 2003.

17.   Segment Information

The Company has two reportable operating segments: healthcare staffing and other human capital management services. The healthcare staffing operating segment includes travel staffing, clinical research and trials staffing and per diem staffing. This segment provides temporary staffing services of healthcare professionals primarily to hospitals, laboratories and pharmaceutical and biotechnology companies. The other human capital management services segment includes the combined results of the Company’s education and training, physician search and resource management services.

The Company’s management evaluates performance of each segment primarily based on revenues and contribution income (which is defined as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reported segment). The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. See Note 3 – Goodwill and Other Identifiable Intangible Assets. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

17.   Segment Information (Continued)

Information on operating segments and a reconciliation of such information to income from continuing operations before income taxes for the periods indicated are as follows:

	Year Ended December 31,
	2004	2003(a)	2002(a)
Revenue from unaffiliated customers:
Healthcare staffing	$612,075,464	$636,734,690	$588,743,378
Other human capital management services	42,035,412	36,367,456	37,365,820
	$654,110,876	$673,102,146	$626,109,198
Contribution income (b):
Healthcare staffing	$62,035,055	$75,934,407	$81,159,968
Other human capital management services	7,089,343	4,760,637	5,221,668
Unallocated corporate overhead	25,076,651	24,518,853	21,449,824
Depreciation	5,139,984	4,370,857	3,397,394
Amortization	2,344,582	3,470,422	3,083,022
Non-recurring secondary offering costs	—	16,173	886,036
Loss on early extinguishment of debt	—	959,991	—
Interest expense, net	4,024,791	4,317,024	3,732,601
Income from continuing operations before income taxes	$32,538,390	$43,041,724	$53,832,759

(a)

Prior periods have been reclassified to conform to current 2004 presentation, primarily the reclassification of Cross Country Consulting Inc.’s results from operations from continuing operations to discontinued operations. Cross Country Consulting was previously included in the other human capital management services business segment.

(b)

The Company defines contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information.

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

18.   Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
2004
Revenue from services (b)(c)	$168,866,979	$163,795,063	$161,961,987	$159,486,847
Gross profit (b)(c)	$36,422,841	$36,579,400	$35,341,880	$36,196,304
Income from continuing operations (c)	$4,724,102	$4,928,244	$5,167,294	$5,782,980
Income (loss) from discontinued operations (c)	133,009	169,096	(33,306)	(212,724)
Net income	$4,857,111	$5,097,340	$5,133,988	$5,570,256
Net income (loss) per common share—basic (c):
Income from continuing operations	$0.15	$0.15	$0.16	$0.18
Discontinued operations	0.00	0.01	(0.00)	(0.01)
Net income	$0.15	$0.16	$0.16	$0.17
Net income (loss) per common share—diluted (c):
Income from continuing operations	$0.15	$0.15	$0.16	$0.18
Discontinued operations	0.00	0.01	(0.00)	(0.01)
Net income	$0.15	$0.16	$0.16	$0.17

	First Quarter	Second Quarter(d)	Third Quarter	Fourth Quarter
2003
Revenue from services (b)(c)	$157,045,117	$162,111,720	$181,121,977	$172,823,332
Gross profit (b)(c)	$35,563,821	$37,328,386	$41,604,774	$38,765,602
Income from continuing operations (c)	$7,281,500	$6,680,880	$6,962,093	$5,460,104
(Loss) income from discontinued operations (c)	(230,539)	149,529	(159,159)	(323,623)
Net income	$7,050,961	$6,830,409	$6,802,934	$5,136,481
Net income (loss) per common share—basic (c):
Income from continuing operations	$0.23	$0.21	$0.22	$0.17
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income	$0.22	$0.21	$0.21	$0.16
Net income (loss) per common share—diluted (c):
Income from continuing operations	$0.23	$0.21	$0.21	$0.17
Discontinued operations	(0.01)	0.00	(0.00)	(0.01)
Net income	$0.22	$0.21	$0.21	$0.16

———————

(a)

In the fourth quarter of 2004, the Company refined its estimate of incurred but not yet reported claims on its corporate health insurance and, as a result, reversed approximately $760,000, pretax, of expenses. The policy was self-insured since the beginning of 2004, and as a result, the Company did not have a history of claims until the fourth quarter was completed. Additionally, the Company revised its annual effective tax rate for the full year from 38.5% in the first, second and third quarters of 2004 to 36.7% in the fourth quarter of 2004. The effective tax rate was impacted by certain non-recurring adjustments.

(b)

Certain 2004 and 2003 quarterly amounts have been reclassified to conform to 2004 fourth quarter presentation. The quarterly impact of these reclassifications are as follows:

	First Quarter	Second Quarter(c)	Third Quarter	Fourth Quarter

Increase in revenue from services	$169,677	$172,330	$192,370	$—
Increase in gross profit	$161,517	$151,512	$186,789	$—
2003
Increase in revenue from services	$—	$—	$158,581	$182,265
Increase in gross profit	$—	$144,146	$153,446	$163,323

Cross Country Healthcare, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2004

18.   Quarterly Financial Data (Unaudited) (Continued)

(c)

Pursuant to FASB Statement No. 144, the consolidated financial statements of the Company have been reclassified in all periods presented to reflect the discontinued operations of Cross Country Consulting. Discontinued operations in the fourth quarter of 2004 included a $3,665,058 pretax ($728,833 after tax) gain relating to the sale of assets of the JRK and GBC businesses to a third party, and impairment charges relating to the valuation of discontinued net assets of approximately $845,000.

(d)

In the second quarter of 2003 the Company recorded $960,000 of loss on early extinguishment of debt. Refer to discussion in Note 2 – Summary of Significant Accounting Policies.

Schedule II

Cross Country Healthcare, Inc.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003, and 2002

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Write-offs	Recoveries	Other Changes		Balance at End of Period

Year ended December 31, 2004	$3,613,834	$1,060,291	$(963,518)	$91,348	$(60,000)	(b)	$3,741,955
Year ended December 31, 2003	2,250,047	1,594,020	(949,703)	52,178	667,292	(c)	3,613,834
Year ended December 31, 2002	2,424,865	242,230	(599,332)	105,743	76,541	(d)	2,250,047

———————

(a)

Includes charges relating to the consulting businesses, which are included in discontinued operations on the consolidated statements of income, of $102,991, $243,706, and $79,496 for the years ending December 31, 2004, 2003, and 2002, respectively.

(b)

Allowance for doubtful accounts for receivables that were reclassified to assets held for sale, net.

(c)

Allowance for doubtful accounts for receivables acquired in MedStaff acquisition.

(d)

Allowance for doubtful accounts for receivables acquired in NovaPro acquisition.

II-1