Form 10-K/A
period 2004-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2005-04-14
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————————
FORM 10-K/A

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _________________________

Commission file number 0-33169

—————————————

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, for the 2005 Annual Meeting of Stockholders, which statement was filed pursuant to Regulation 14A on April 11, 2005, are incorporated by reference in Part III hereof.

Exhibit 23.1 of Part IV, Item 15 of the Form 10-K for the fiscal year ended December 31, 2004 is hereby amended and restated in its entirety as follows:

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-74862) pertaining to the Cross Country, Inc. Amended and Restated 1999 Stock Option Plan and the Cross Country, Inc. Amended and Restated Equity Participation Plan, and in the Registration Statement (Form S-3 No. 333-120189) and in the related Prospectus of our reports dated March 14, 2005, with respect to the consolidated financial statements and schedule of Cross Country Healthcare, Inc., Cross Country Healthcare, Inc.’s management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Cross Country Healthcare, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/JOSEPH A. BOSHART
Name: Joseph A. Boshart
Title: Chief Executive Officer and President

Dated: April 14, 2005

3