Form 10-Q
period 2005-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2005-05-10
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

The registrant had outstanding 32,235,329 shares of Common Stock, par value $0.0001 per share, as of April 30, 2005.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

MARCH 31, 2005

ii

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	100,109	95,439
Income taxes receivable	2,637	3,100
Deferred taxes	5,439	4,949
Assets held for sale, net	762	820
Other current assets	12,410	12,379
Total current assets	121,357	116,687
Property and equipment, net	12,780	11,840
Goodwill, net	302,854	302,854
Trademarks, net	15,499	15,499
Other identifiable intangible assets, net	6,458	6,814
Other assets, net	1,769	2,301
Total assets	$460,717	$455,995

Current liabilities:
Accounts payable and accrued expenses	$5,923	$5,993
Accrued employee compensation and benefits	31,242	32,031
Current portion of long-term debt	1,661	2,408
Other current liabilities	4,619	4,326
Total current liabilities	43,445	44,758

Deferred income taxes	26,963	24,996
Long-term debt	39,912	39,867
Total liabilities	110,320	109,621
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	257,567	257,180
Retained earnings	92,827	89,191
Total stockholders' equity	350,397	346,374
Total liabilities and stockholders' equity	$460,717	$455,995

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenue from services	$158,036	$168,867
Operating expenses:
Direct operating expenses	123,456	132,444
Selling, general and administrative expenses	25,524	24,626
Bad debt expense	402	616
Depreciation	1,130	1,556
Amortization	356	512
Total operating expenses	150,868	159,754
Income from operations	7,168	9,113
Other expenses:
Interest expense, net	917	1,406
Income from continuing operations before income taxes	6,251	7,707
Income tax expense	2,419	2,983
Income from continuing operations	3,832	4,724
Discontinued operations, net of income taxes	(196)	133
Net income	$3,636	$4,857

Net income/(loss) per common share - basic:
Income from continuing operations	$0.12	$0.15
Discontinued operations, net of income taxes	(0.01)	0.00
Net income	$0.11	$0.15

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.12	$0.15
Discontinued operations, net of income taxes	(0.01)	0.00
Net income	$0.11	$0.15

Weighted average common shares outstanding-basic	32,207	31,861
Weighted average common shares outstanding-diluted	32,680	32,570

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2005	2004

Operating activities
Net income	$3,636	$4,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,130	1,556
Amortization	356	512
Bad debt expense	402	616
Deferred income tax expense	1,478	1,309
Other non-cash charges	548	177
(Loss) income from discontinued operations	(196)	133
Changes in operating assets and liabilities:
Accounts receivable	(5,171)	(854)
Income tax receivable and other current assets	491	1,400
Accounts payable and accrued expenses	128	(1,938)
Income tax payable and other current liabilities	578	965
Net cash provided by continuing operations	3,380	8,733

Loss (income) from discontinued operations	196	(133)
Depreciation, amortization and bad debt expense	—	66
Change in net assets from discontinued operations	(250)	(487)
Net cash used in discontinued operations	(54)	(554)
Net cash provided by operating activities	3,326	8,179

Investing activities
Acquisitions and earnout payments	—	(30)
Purchases of property and equipment	(2,099)	(1,552)
Investing activities of discontinued operations:
Earn out payments related to discontinued business	—	(1,548)
Other investing activities of discontinued operations	(816)	(6)
Net cash used in investing activities	(2,915)	(3,136)

Financing activities
Repayment of debt	(55,512)	(79,866)
Proceeds from issuance of debt	54,810	73,625
Other financing activities	291	1,222
Financing activities of discontinued operations	—	(6)
Net cash used in financing activities	(411)	(5,025)

Change in cash and cash equivalents	—	18
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$18

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the “Company”). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

4.     STOCK-BASED COMPENSATION

        The Company, from time to time, grants stock options for a fixed number of common shares to employees, and annually to members of its Board of Directors who are not members of the Company’s management or designees of its private equity sponsor stockholders. In the three month period ending March 31, 2005, the Company granted 299,450 stock options to its employees. The Company accounts for these stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the average market value of the underlying stock on the date of grant.

        The pro-forma disclosure of stock based compensation required by FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, is shown below.

      The Company’s consolidated net income during the three month periods ended March 31, 2005 and 2004, would have changed to the pro forma amounts set forth below had the Company’s stock option grants been accounted for under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2005	2004
	(Unaudited, amounts in thousands, except per share data)

Net income as reported	$3,636	$4,857

Stock based employee compensation included in reported net income	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(209)	(216)
Pro forma net income applying FASB Statement No. 123	$3,427	$4,641

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.11	$0.15
Net income per common share-diluted	$0.11	$0.15

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.11	$0.15
Pro forma net income per common share-diluted	$0.10	$0.14

5.     DISCONTINUED OPERATIONS

        The Company has adopted the provisions of FASB Statement No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

        The following details amounts of revenue and loss from discontinued operations before income taxes for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Unaudited, amounts in thousands)

Revenue	$546	$3,915

Loss from discontinued operations before income taxes	$(320)	$(217)

Income taxes on discontinued operations	124	84

Loss from discontinued operations	$(196)	$(133)

        The Company’s investment philosophy on non-nurse staffing businesses is that the businesses should provide strategic synergy to the Company and deliver consistent profitability so that the Company does not apply disproportionate management attention to a relatively small component of its business mix. The Company had been evaluating its commitment to its consulting businesses as a result of significant volatility in these businesses in 2003 when the Company was approached by Mitretek Systems, Inc. (Mitretek), which was interested in expanding its healthcare consulting presence. Mitretek viewed two of the three practices as fits to its strategy and offered to purchase them. On October 4, 2004, the Company sold assets of its Gill/Balsano Consulting, LLC (Gill/Balsano) and Jennings Ryan & Kolb (JRK) consulting practices to Mitretek for $12.3 million in cash less a working capital payment of $1.6 million, in lieu primarily of accounts receivable retained by the Company.

        Separately, in the fourth quarter of 2004, the Company’s Board of Directors approved a plan to pursue a sale with respect to its Cejka Consulting practice that was not acquired by Mitretek. Cejka Consulting was a part of TravCorps, which was acquired by the Company in December 1999. Cejka Consulting, along with the aforementioned disposed practices and some subsidiary level infrastructure costs comprised the Company’s Cross Country Consulting, Inc. (CCC Inc.) subsidiary, which was a component of the Company’s other human capital management services business segment. The Company determined that, as of March 31, 2005 and December 31, 2004, the CCC Inc. subsidiary met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with FASB Statement No. 144. The Company has accounted for CCC Inc. as such within the condensed consolidated statements of income and cash flows and notes to the condensed consolidated financial statements included in this Form 10-Q.

        Upon reclassification in the fourth quarter of 2004, the Company reallocated goodwill between the remaining Cejka consulting business and the other business included in the same reporting unit for FASB Statement No. 142 purposes. The Company then conducted an assessment of the tangible and intangible net assets of the Cejka Consulting practice as a result of the above reclassification in accordance with FASB Statement No. 144 and FASB Statement No. 142. Based on this assessment, the Company determined that the carrying amount of the net assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value. In accordance with the assessment, the Company recorded an impairment of other tangible assets in the amount of $0.4 million. The Company used the most recent indication of interest as the basis for determining fair value. During the three month period ending March 31, 2005, the Company determined that no further adjustment to the valuation allowance was necessary.

        The following chart details the major classes of assets held for sale and the comparative amounts at December 31, 2004:

	March 31, 2005	December 31, 2004
(Amounts in thousands)	(Unaudited)

Accounts receivable, net	$1,102	$1,183
Other assets	106	84
Total assets	1,208	1,267
Valuation allowance	(446)	(446)
Net assets held for sale	$762	$821

        Liabilities related to assets held for sale were not considered material for separate disclosure and are included in other current liabilities on the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. The Company does not anticipate any involvement in the Cejka consulting business subsequent to the sale of the remaining business and expects any related cash outflows to discontinue shortly after the sale is completed.

        During the three month period ended March 31, 2004, the Company paid approximately $0.7 million and $0.9 million in earnout payments for Gill/Balsano and JRK, respectively, in accordance with their purchase agreements.

6.     DEBT

        The Company has a $200.0 million senior secured credit facility which consists of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. Debt issuance costs related to the credit facility totaled $1.8 million, net, and $2.3 million, net, as of March 31, 2005, and December 31, 2004, respectively. Debt issuance costs are recorded in other assets on the condensed consolidated balance sheets. These costs are being amortized using the effective interest rate method over the life of the credit facility.

        The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25.0 million as of March 31, 2005. Additionally, Swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10.0 million, are available under the senior credit facility. As of March 31, 2005, $4.3 million was outstanding under the revolving credit facility and $11.6 million was outstanding under the letter of credit facility leaving $59.1 million available under the revolving credit facility.

        During the three month period ended March 31, 2005, the Company repaid $4.9 million on the term loan portion of its credit facility, of which $4.4 million were optional prepayments. The aggregate scheduled maturities of the term loan portion of the Company’s senior credit facility, as of March 31, 2005, are as follows, including amounts due for the remainder of 2005:

Year ending December 31:	(Unaudited, amounts in thousands)
2005	$1,525
2006	2,034
2007	2,034
2008	16,268
2009	15,252
Thereafter	—
$37,113

7.     STOCKHOLDERS’ EQUITY

        On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the three month period ended March 31, 2004, the Company purchased 16,400 shares of common stock at an average cost of $15.94 per share pursuant to this program. The cost of such purchases was approximately $0.3 million. Substantially all of these shares were retired as of March 31, 2004. There were no stock repurchases during the three month period ending March 31, 2005.

        The Company can purchase up to an additional 469,600 shares at an aggregate price not to exceed approximately $10.8 million under the previously authorized stock repurchase program. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At March 31, 2005, the Company had approximately 32.2 million shares outstanding.

        On November 3, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of approximately 11.4 million shares of common stock owned by its private equity sponsor stockholders. No members of management registered shares pursuant to this registration statement. On April 14, 2005, the Company announced a public offering of approximately 4.2 million shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, the Company incurred all fees and expenses relating to the registration statement.

8.     SEGMENT DATA

        Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended March 31,
	2005	2004(a)
	(Unaudited, amounts in thousands)

Revenue from unaffiliated customers
Healthcare staffing	$146,786	$159,130
Other human capital management services	11,250	9,737
	$158,036	$168,867

Contribution income (b):
Healthcare staffing	$13,009	$15,572
Other human capital management services	2,049	1,408

Unallocated corporate overhead	6,404	5,799
Depreciation	1,130	1,556
Amortization	356	512
Interest expense, net	917	1,406
Income from continuing operations before income taxes	$6,251	$7,707

———————

(a)

The prior period has been reclassified to conform to the 2005 presentation, primarily the reclassification of Cross Country Consulting Inc.’s results from operations from continuing operations to discontinued operations. Cross Country Consulting Inc. was previously included in the other human capital management services business segment.

(b)

The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information.

9.     CONTINGENCIES

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

        In the three month period ending March 31, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit filed on February 18, 2005 in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges violations of certain sections of the California Labor Code, the California Business and Professions Code, conversion and demands on accounting, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

        The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

10.     RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2005, the Securities and Exchange Commission announced that FASB Statement No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred for certain public companies. FASB Statement No. 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company intends to adopt this standard on January 1, 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, filed for the year ended December 31, 2004, and is intended to assist the reader in understanding the financial results and condition of the Company.

        Certain prior period information has been reclassified to conform to the current period presentation.

OVERVIEW

        In the first quarter of 2005, our healthcare staffing business segment represented approximately 93% of our revenue and was comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented approximately 74% of this business segment’s revenue. Our other human capital management services business segment represented approximately 7% of our first quarter 2005 revenue and consisted of education and training, and retained physician and healthcare executive search services.

        Our results from operations for the three month period ended March 31, 2005, compared to the three month period ended March 31, 2004 were primarily impacted by lower volume and less operating leverage in our travel nurse business partially offset by improved volumes in our clinical trials staffing business and other human capital management businesses. The number of orders for contract bookings for future assignments and number of applications received have increased from the fourth quarter of 2004 and compared to the prior year’s quarter. Despite this increase in orders from our hospital clients, the number of contract bookings for future assignments did not increase compared to the fourth quarter or prior year’s first quarter. We believe that this was a result of a lack of urgency to fill orders on the part of our hospital clients due to relatively weak patient census during December and January, as well as the delay in the implementation of the more stringent nurse-patient ratio regulations in California. Longer term, improvement in overall job creation in the economy would provide many staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provided directly to hospital employers during the last two years. We believe this would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses.

RESULTS OF OPERATIONS

        The following table summarizes, for the periods indicated, selected statements of income data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

Revenue from services	100.0%	100.0%
Direct operating expenses	78.1	78.4
Selling, general and administrative expenses	16.2	14.6
Bad debt expense	0.3	0.4
Depreciation and amortization	0.9	1.2
Income from operations	4.5	5.4
Interest expense, net	0.6	0.8
Income from continuing operations before income taxes	3.9	4.6
Income tax expense	1.5	1.8
Income from continuing operations	2.4	2.8
Discontinued operations, net of income taxes	(0.1)	0.1
Net income	2.3%	2.9%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

        REVENUE FROM SERVICES decreased $10.8 million, or 6.4%, to $158.0 million for the three months ended March 31, 2005 as compared to $168.9 million for the three months ended March 31, 2004. This decrease was primarily due to a decrease in revenue from our healthcare staffing businesses partially offset by an increase in our other human capital management services. The decrease in healthcare staffing was primarily from our domestic travel nurse staffing operations and was partially offset by an increase in our clinical trials staffing and international nurse recruitment businesses. The increase in other human capital management services was due to an increase in our educational seminars and retained search businesses. See Segment Information below for further analysis.

        DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $123.5 million for the three months ended March 31, 2005 as compared to $132.4 million for the three months ended March 31, 2004. As a percentage of revenue, direct operating expenses represented 78.1% of revenue for the three months ended March 31, 2005 and 78.4% for the three months ended March 31, 2004. This decline in direct operating expenses as a percentage of revenue is a result of a higher relative mix of business from our other human capital management services business segment that operates with relatively lower direct costs and lower compensation cost in our healthcare staffing business segment. Higher professional liability insurance costs in our healthcare staffing business segment partially offset this decline in direct operating costs as a percentage of revenue in the three months ended March 31, 2005.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $25.5 million for the three months ended March 31, 2005 as compared to $24.6 million for the three months ended March 31, 2004. This increase is primarily due to higher public company expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, selling, general and administrative expenses were 16.2% and 14.6% for the three months ended March 31, 2005 and 2004, respectively, reflecting negative operating leverage resulting from a decline in volume.

        BAD DEBT EXPENSE totaled $0.4 million for the three months ended March 31, 2005, which represented 0.3% of revenue compared to $0.6 million for the three months ended March 31, 2004, which represented 0.4% of revenue.

        NET INTEREST EXPENSE totaled $0.9 million for the three months ended March 31, 2005 as compared to $1.4 million for the three months ended March 31, 2004. This decrease was primarily due to lower average borrowings outstanding during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, partially offset by a higher effective interest rate in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Average borrowings outstanding were lower in the three months ended March 31, 2005 due to repayments of debt. The effective interest rate, excluding the amortization of debt issuance costs, for the three months ended March 31, 2005 was 7.5% compared to a rate of 5.3% for the three months ended March 31, 2004.

        INCOME TAX EXPENSE totaled $2.4 million for the three months ended March 31, 2005 as compared to $3.0 million for the three months ended March 31, 2004. The effective tax rate was 38.7% for the three months ended March 31, 2005 and March 31, 2004.

SEGMENT INFORMATION

        The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended March 31,
	2005	2004(a)
	(Unaudited, amounts in thousands)

Revenue from unaffiliated customers:
Healthcare staffing	$146,786	$159,130
Other human capital management services	11,250	9,737
	$158,036	$168,867

Contribution income (b):
Healthcare staffing	$13,009	$15,572
Other human capital management services	2,049	1,408

Unallocated corporate overhead	6,404	5,799
Depreciation	1,130	1,556
Amortization	356	512
Interest expense, net	917	1,406
Income from continuing operations before income taxes	$6,251	$7,707

——————

(a)

The prior period has been reclassified to conform to the 2005 presentation, primarily the reclassification of Cross Country Consulting Inc.’s results from operations from continuing operations to discontinued operations. Cross Country Consulting Inc. was previously included in the other human capital management services business segment.

(b)

We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

HEALTHCARE STAFFING

        Revenue from our healthcare staffing business segment decreased $12.3 million or 7.8% from $159.1 million in the three months ended March 31, 2004 to $146.8 million for the three months ended March 31, 2005. This decrease was due to a decrease in the average number of full time equivalents (FTEs), representing $11.5 million of the decrease while the remainder was due to price and mix.

        The average number of FTEs on contract decreased 6.7% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our nurse staffing operations and partially offset by higher FTEs in our clinical trials staffing, allied staffing and international recruitment businesses. Our nurse operations have weakened throughout 2003, 2004 and the first quarter of 2005 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services.

        Revenue per FTE decreased 1.1% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This decrease is due to one more day in the three months ended March 31, 2004 compared to the three months ended March 31, 2005. Average bill rates in our healthcare staffing businesses were essentially flat.

        Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in the three months ended March 31, 2005 and 2% of our volume in the three month period ending March 31, 2004.

        For the three months ended March 31, 2005, nurse staffing operations generated 85.3% of healthcare staffing revenue and 14.7% was generated by other operations. For the three month period ended March 31, 2004, 88.3% of healthcare staffing revenue was generated from nursing operations and 11.7% was generated by other operations. This change in mix is due to a decrease in revenue from nurse staffing operations compared to the increase in revenue generated by other operations.

        Contribution income from our healthcare staffing segment for the quarter ended March 31, 2005 decreased 16.5% or $2.6 million from $15.6 million to $13.0 million. As a percentage of healthcare staffing revenue, contribution income was 8.9% for the three months ended March 31, 2005 compared to 9.8% for the three months ended March 31, 2004. Our profitability was negatively impacted by higher insurance costs and less leverage on our overhead.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

        Revenue from other human capital management services increased 15.5% or $1.5 million from $9.7 million in the three months ended March 31, 2004 to $11.3 million for the three months ended March 31, 2005. This increase was primarily due to higher revenue from both our educational seminars and retained search businesses. Higher revenue from our educational seminars business resulted primarily from an increase in seminar attendance.

        Contribution income from other human capital management services for the quarter ended March 31, 2005 increased 45.5% to $2.0 million from $1.4 million for the three months ended March 31, 2004. This increase was primarily due to the increase in revenue from our educational seminars and search businesses. Contribution income as a percentage of other human capital management services revenue for the three months ended March 31, 2005 also increased to 18.2% from 14.5% primarily due to improved operating leverage in our search business.

UNALLOCATED CORPORATE OVERHEAD

        Unallocated corporate overhead was $6.4 million in the three months ended March 31, 2005 compared to $5.8 million in the three months ended March 31, 2004. This increase was primarily due to an increase in public company expenses related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% during the three months ended March 31, 2005 compared to 3.4% during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2005, we had a current ratio, the amount of current assets divided by current liabilities, of 2.8 to 1.0 compared to 2.6 to 1.0 as of December 31, 2004. Working capital increased by $6.0 million to $77.9 as of March 31, 2005, compared to $71.9 million as of December 31, 2004. This increase in working capital was primarily due to an increase in accounts receivable. During the three months ended March 31, 2005, net cash provided by operating activities was used primarily to purchase property and equipment and repay debt.

        Net cash provided by operating activities for the three months ended March 31, 2005 was $3.3 million compared to $8.2 million for the three months ended March 31, 2004. This decrease is primarily due an increase in accounts receivable in the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. Day’s sales outstanding increased 2 days from 55 days for the three month period ended December 31, 2004 to 57 days for the three month period ended March 31, 2005.

        Investing activities used $2.9 million of cash in the three months ended March 31, 2005 compared to $3.1 million during the three months ended March 31, 2004. Investing activities in the three months ended March 31, 2005 were attributable to capital expenditures and the completion of contractually obligated net working capital payments pertaining to the sale of two of our consulting practices included in discontinued operations. During the three months ended March 31, 2004, investing activities included capital expenditures but also included earnout payments relating to previous acquisitions.

        Net cash used in financing activities in the three months ended March 31, 2005 was $0.4 million compared to $5.0 million in the three months ended March 31, 2004. During the three months ended March 31, 2005, we repaid $4.9 million of the term loan portion of debt, which included optional prepayments on our term loan of $4.4 million. This use of cash in the three months ending March 31, 2005 was offset by net proceeds of $4.5 million provided by our revolving credit facility, and by other financing activities. Other financing activities included the proceeds from the exercise of stock options.

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

Stockholders’ Equity

        On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. There were no stock repurchases during the three month period ended March 31, 2005.

      We can purchase up to an additional 469,600 shares at an aggregate price not to exceed approximately $10.8 million under the previously authorized stock repurchase program. This repurchase program is within the limits of our current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at our discretion. In the three month period ending March 31, 2005, we granted 299,450 stock options to our employees.

        On November 3, 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of approximately 11.4 million shares of common stock owned by our private equity sponsor stockholders. No members of management registered shares pursuant to this registration statement. On April 14, 2005, we announced a public offering of approximately 4.2 million shares of common stock by certain of our private equity stockholders pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, we incurred all fees and expenses relating to the registration statement.

COMMITMENTS

        The scheduled maturities of the term loan portion of our senior credit facility have been recalculated subsequent to the optional prepayment of $4.4 million in the three months ended March 31, 2005. The revised aggregate scheduled maturities, including amounts due for the remainder of 2005, are shown below:

Year ending December 31:	(Unaudited, amounts in thousands)
2005	$1,525
2006	2,034
2007	2,034
2008	16,268
2009	15,252
Thereafter	—
$37,113

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

        Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2005, the Securities and Exchange Commission announced that FASB Statement No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred for certain public companies. FASB Statement No. 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We intend to adopt this standard January 1, 2006.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, the outcome of any litigation, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

        There have been no changes in the Company’s internal controls or in other factors that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

 PART II.     OTHER INFORMATION

ITEM 6.     EXHIBITS

        See Exhibit Index immediately following signature page.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: May 9, 2005	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: May 9, 2005	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	Third Amendment to Lease, dated October 6, 2004, between Canterbury Hall IC, LLC and ClinForce, Inc.
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer