Form 10-Q
period 2005-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2005-08-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________

FORM 10-Q

______________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                to

Commission file number 0-33169

______________

CROSS COUNTRY HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

______________

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

The registrant had outstanding 32,290,041 shares of Common Stock, par value $0.0001 per share, as of July 31, 2005.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

JUNE 30, 2005

PART I.     FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	101,494	95,439
Income taxes receivable	6,583	3,100
Deferred income taxes	5,889	4,949
Other current assets	23,438	13,199
Total current assets	137,404	116,687
Property and equipment, net	15,209	11,840
Goodwill, net	302,854	302,854
Trademarks, net	15,499	15,499
Other identifiable intangible assets, net	6,102	6,814
Other assets, net	1,632	2,301
Total assets	$478,700	$455,995

Current liabilities:
Accounts payable and accrued expenses	$5,553	$5,993
Accrued employee compensation and benefits	49,238	32,031
Current portion of long-term debt and note payable	2,600	2,408
Other current liabilities	4,305	4,326
Total current liabilities	61,696	44,758

Deferred income taxes	28,835	24,996
Long-term debt	35,770	39,867
Total liabilities	126,301	109,621

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	258,320	257,180
Other stockholders' equity	94,076	89,191
Total stockholders' equity	352,399	346,374
Total liabilities and stockholders' equity	$478,700	$455,995

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue from services	$159,000	$163,795	$317,036	$332,662
Operating expenses:
Direct operating expenses	127,714	127,216	251,170	259,660
Selling, general and administrative expenses	26,562	25,278	52,086	49,904
Bad debt expense	37	483	439	1,099
Depreciation	1,215	1,318	2,345	2,874
Amortization	356	356	712	868
Total operating expenses	155,884	154,651	306,752	314,405
Income from operations	3,116	9,144	10,284	18,257
Other expenses:
Interest expense, net	952	1,157	1,869	2,563
Income from continuing operations before income taxes	2,164	7,987	8,415	15,694
Income tax expense	838	3,059	3,257	6,042
Income from continuing operations	1,326	4,928	5,158	9,652
Discontinued operations, net of income taxes	(77)	169	(273)	302
Net income	$1,249	$5,097	$4,885	$9,954

Net income/(loss) per common share - basic:
Income from continuing operations	$0.04	$0.15	$0.16	$0.30
Discontinued operations, net of income taxes	(0.00)	0.01	(0.01)	0.01
Net income	$0.04	$0.16	$0.15	$0.31

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.04	$0.15	$0.16	$0.30
Discontinued operations, net of income taxes	(0.00)	0.01	(0.01)	0.01
Net income	$0.04	$0.16	$0.15	$0.31

Weighted average common shares outstanding-basic	32,253	31,974	32,230	31,918
Weighted average common shares outstanding-diluted	32,775	32,584	32,728	32,578

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$4,885	$9,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,345	2,874
Amortization	712	868
Bad debt expense	439	1,099
Deferred income tax expense	2,899	3,743
Other non-cash charges	700	343
Loss (income) from discontinued operations	273	(302)
Changes in operating assets and liabilities:
Accounts receivable	(6,592)	8,914
Income tax receivable and other current assets	(13,552)	(2,650)
Accounts payable and accrued expenses	17,747	1,145
Income tax payable and other current liabilities	239	1,037
Net cash provided by continuing operations	10,095	27,025
(Loss) income from discontinued operations, net	(273)	302
Depreciation, amortization and bad debt expense	—	167
Change in net assets from discontinued operations	(170)	(776)
Net cash used in discontinued operations	(443)	(307)
Net cash provided by operating activities	9,652	26,718
Investing activities
Acquisitions and earnout payments	—	(30)
Purchases of property and equipment	(4,023)	(2,913)
Investing activites of discontinued operations:
Earn out payments related to discontinued business	—	(1,548)
Other investing activities of discontinued operations	(816)	(12)
Net cash used in investing activities	(4,839)	(4,503)
Financing activities
Repayment of debt	(85,300)	(103,602)
Proceeds from issuance of debt	79,570	79,425
Other financing activities	917	1,973
Financing activities of discontinued operations:
Other financing activities of discontinued operations	—	(11)
Net cash used in financing activities	(4,813)	(22,215)
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Equipment purchased through financing agreements	$1,719	$—

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the “Company”). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2004 unaudited condensed consolidated balance sheet included herein was derived from the December 31, 2004 audited consolidated balance sheet included in the Company’s Form 10-K.

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

4.

STOCK-BASED COMPENSATION

The Company, from time to time, grants stock options for a fixed number of common shares to employees, and annually to members of its Board of Directors who are neither members of the Company’s management nor designees of its private equity sponsor stockholders. In the six month period ending June 30, 2005, the Company granted 314,450 stock options to its eligible employees and non-employee directors. The Company accounts for these stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the average market value of the underlying stock on the date of grant.

The pro-forma disclosure of stock based compensation required by FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, is shown below.

The Company’s consolidated net income during the three and six month periods ended June 30, 2005 and 2004, would have changed to the pro forma amounts set forth below had the Company’s stock option grants been accounted for under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited, amounts in thousands, except per share data)

Net income as reported	$1,249	$5,097	$4,885	$9,954

Stock based employee compensation included in reported net income	—	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(252)	(237)	(461)	(453)
Pro forma net income applying FASB Statement No. 123	$997	$4,860	$4,424	$9,501

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.04	$0.16	$0.15	$0.31
Net income per common share-diluted	$0.04	$0.16	$0.15	$0.31

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.03	$0.15	$0.14	$0.30
Pro forma net income per common share-diluted	$0.03	$0.15	$0.14	$0.29

5.

DISCONTINUED OPERATIONS

The Company has adopted the provisions of FASB Statement No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

The following details amounts of revenue and (loss) income from discontinued operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited, amounts in thousands)

Revenue	$648	$3,682	$1,194	$7,597

(Loss) income from discontinued operations before income taxes	$(126)	$274	$(446)	$491
Income taxes on discontinued operations	49	(105)	173	(189)
(Loss) income from discontinued operations	$(77)	$169	$(273)	$302

The Company’s investment philosophy with respect to its non-nurse staffing businesses is that the businesses should provide strategic synergy to the Company and deliver consistent profitability so that the Company does not apply disproportionate management attention to a relatively small component of its business mix. The Company had been evaluating its commitment to its consulting businesses as a result of significant volatility in these businesses when the Company was approached by Mitretek Systems, Inc. (Mitretek), which was interested in expanding its healthcare consulting presence. Mitretek viewed two of the three practices as fits to its strategy and offered to purchase them. On October 4, 2004, the Company sold assets of its Gill/Balsano Consulting, LLC (Gill/Balsano) and Jennings Ryan & Kolb (JRK) consulting practices to Mitretek for $12.3 million in cash less a working capital payment of $1.6 million, in lieu primarily of accounts receivable retained by the Company.

Separately, in the fourth quarter of 2004, the Company’s Board of Directors approved a plan to pursue a sale with respect to its Cejka Consulting practice that was not acquired by Mitretek. Cejka Consulting was previously a part of TravCorps, which was acquired by the Company in December 1999. Cejka Consulting, along with the aforementioned disposed practices and some subsidiary level infrastructure costs comprised the Company’s Cross Country Consulting, Inc. (CCC Inc.) subsidiary, which was a component of the Company’s other human capital management services business segment. The Company determined that, as of June 30, 2005 and December 31, 2004, the CCC Inc. subsidiary substantially met the criteria to report the pending sale as “Assets Held for Sale” and the subsidiary as “Discontinued Operations” in accordance with FASB Statement No. 144. The Company has accounted for CCC Inc. as such within the condensed consolidated statements of income and cash flows and notes to the condensed consolidated financial statements included in this Form 10-Q.

Upon reclassification in the fourth quarter of 2004, the Company reallocated goodwill between the remaining Cejka consulting business and the other business included in the same reporting unit for FASB Statement No. 142 purposes. The Company then conducted an assessment of the tangible and intangible net assets of the Cejka Consulting practice as a result of the above reclassification in accordance with FASB Statement No. 144 and FASB Statement No. 142. Based on this assessment, the Company determined that the carrying amount of the net assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value. In accordance with the assessment, the Company recorded an impairment of other tangible assets in the amount of $0.4 million. The Company used the then most recent indication of interest as the basis for determining fair value. During the three month period ending June 30, 2005, the Company determined that no further adjustment to the valuation allowance was necessary.

The following chart details the major classes of assets held for sale and the comparative amounts at December 31, 2004:

	June 30, 2005	December 31, 2004
	(Unaudited, amounts in thousands)

Accounts receivable, net	$1,043	$1,183
Other assets	99	83
Total assets	1,142	1,266
Valuation allowance	(446)	(446)
Net assets held for sale	$696	$820

Net assets held for sale are included in other current assets in the condensed consolidated balance sheets. Liabilities related to assets held for sale were not considered material for separate disclosure and are included in other current liabilities on the condensed consolidated balance sheets as of December 31, 2004. There were no liabilities held for sale as of June 30, 2005. The Company does not anticipate any involvement in the Cejka consulting business subsequent to the sale of the remaining business and expects any related cash outflows to discontinue shortly after the sale is completed.

During the six month period ended June 30, 2004, the Company paid approximately $0.7 million and $0.9 million in earnout payments for Gill/Balsano and JRK, respectively, in accordance with their purchase agreements.

6.

DEBT

The Company has a $200.0 million senior secured credit facility which consists of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. Debt issuance costs related to the credit facility totaled $1.6 million, net, and $2.3 million, net, as of June 30, 2005, and December 31, 2004, respectively. Debt issuance costs are recorded in other assets on the condensed consolidated balance sheets. These costs are being amortized using the effective interest rate method over the life of the credit facility.

The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25.0 million as of June 30, 2005. Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10.0 million, are available under the senior credit facility. As of June 30, 2005, $11.4 million was outstanding under the letter of credit facility leaving $63.6 million available under the revolving credit facility.

During the six month period ended June 30, 2005, the Company repaid $5.4 million on the term loan portion of its credit facility, of which $4.4 million were optional prepayments. The aggregate scheduled maturities of the term loan portion of the Company’s senior credit facility, as of June 30, 2005, are as follows, including amounts due for the remainder of 2005:

Year ending December 31:	(Unaudited, amounts in thousands)

2005	$1,016
2006	2,034
2007	2,034
2008	16,268
2009	15,252
Thereafter	—
$36,604

At June 30, 2005 and December 31, 2004, the Company had $1.6 million and $0.2 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets. Subsequent to June 30, 2005, the Company made an optional prepayment of $2.0 million on the term loan portion of its credit facility.

7.

STOCKHOLDERS’ EQUITY

On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. There were no stock repurchases during the six month period ending June 30, 2005. During the six month period ended June 30, 2004, the Company purchased 16,400 shares of common stock at an average cost of $15.94 per share pursuant to this program. The cost of such purchases was approximately $0.3 million. All of these shares were retired as of June 30, 2004.

The Company can purchase up to an additional 469,600 shares at an aggregate price not to exceed approximately $10.8 million under the previously authorized stock repurchase program. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At June 30, 2005, the Company had approximately 32.3 million shares outstanding.

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

8.

SEGMENT DATA

Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (a)	2005	2004 (a)
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$147,172	$153,187	$293,958	$312,317
Other human capital management services	11,828	10,608	23,078	20,345
	$159,000	$163,795	$317,036	$332,662

Contribution income (b):
Healthcare staffing	$9,531	$15,015	$22,540	$30,587
Other human capital management services	2,112	1,928	4,161	3,336
Unallocated corporate overhead	6,956	6,125	13,360	11,924
Depreciation	1,215	1,318	2,345	2,874
Amortization	356	356	712	868
Interest expense, net	952	1,157	1,869	2,563
Income from continuing operations before income taxes	$2,164	$7,987	$8,415	$15,694

———————

(a)

The prior period has been reclassified to conform to the 2005 presentation, primarily the reclassification of Cross Country Consulting, Inc.’s results from operations from continuing operations to discontinued operations. Cross Country Consulting, Inc. was previously included in the other human capital management services business segment.

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

In the six month period ending June 30, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit filed on February 18, 2005 in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of two medical malpractice lawsuits filed in December 2002 and March 2003, respectively, in the Circuit Court of Cook County, Illinois. Both lawsuits relate to nursing services provided by nurses supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurses supplied by Cross Country TravCorps were negligent in their care and treatment of Plaintiffs who were maternity patients at the facility in Chicago. The nurses’ alleged negligent failure to appropriately monitor each Plaintiff in their labor and delivery allegedly caused the minor Plaintiffs to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct defendants in the lawsuits. The Company intends to vigorously defend these matters. During the three months ended June 30, 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on unfavorable developments relating to these cases. The Company records an insurance recovery receivable related to professional liability claims in accordance with Emerging Issues Task Force No. 03-08, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity. At June 30, 2005, and December 31, 2004, the Company had recorded $25.0 million and $8.7 million of accrued professional liability which are included in accrued employee compensation and benefits on the unaudited condensed consolidated balance sheets. The Company has estimated recoveries available from its insurance carriers of $10.3 million and $1.1 million, respectively as of June 30, 2005 and December 31, 2004, which are included in other current assets on the unaudited condensed consolidated balance sheets.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principle Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FASB No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

OVERVIEW

During the first six months ended June 30, 2005, our healthcare staffing business segment represented approximately 93% of our revenue and was comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented approximately 74% of this business segment’s revenue. Our other human capital management services business segment represented approximately 7% of our year to date 2005 revenue and consisted of education and training, and retained physician and healthcare executive search services.

In the three months ended June 30, 2005, our revenue decreased 2.9% or $4.8 million, to $159.0 million compared to $163.8 million in the three months ended June 30, 2004. Net income decreased $3.8 million, or 75.5%, to $1.2 million in the three months ended June 30, 2005, from $5.1 million in the three months ended June 30, 2004. Our revenue and net income were negatively impacted by lower volumes in our nurse staffing businesses, and a significant increase in insurance related costs in our travel nurse business. These impacts were partially offset by improved volumes in our clinical trials staffing, allied staffing, international recruitment, and other human capital management services businesses. The second quarter volume trends were similar to the first quarter trends, although the rate of decline in nurse staffing volumes had moderated.

Contract bookings weakened throughout 2003 and 2004, in part, due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services. Concurrently, we believe this reduced the level of interest of nursing professionals in pursing temporary employment opportunities. For the three months ended March 31, 2005, volume in our nurse staffing business was negatively impacted by this dynamic. Additionally, we believe that there was a lack of urgency to fill orders on the part of our hospital clients due to relatively weak patient census during December 2004 and January 2005, as well as the delay in the implementation of the more stringent nurse-patient ratio regulations in California that impacted the first quarter. The number of orders from hospitals and number of applications received from nurses have been steadily increasing since the fourth quarter of 2004.

For the three months ended June 30, 2005, contract bookings for future assignments increased compared to the three months ended June 30, 2004 and the first quarter of 2005. We believe this may translate into sequentially higher staffing volumes in the third quarter as contract bookings for future assignments are a leading indicator of future volume in our nurse staffing operations. We have made investments in our nursing recruitment capacity during 2005 to allow us to grow our nurse staffing business as demand and supply increase.

Longer term, improvement in overall job creation in the economy would provide many staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provide directly to hospital employers compared to the last two years. We believe that the perception of increased demand will give nurses confidence to seek alternative employment opportunities which could increase staff turnover in hospitals as implied by recent U.S. Bureau Labor of Statistics data. We believe these dynamics would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statement of income data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	80.3	77.7	79.2	78.1
Selling, general and administrative expenses	16.7	15.4	16.4	15.0
Bad debt expense	0.0	0.3	0.1	0.3
Depreciation and amortization	1.0	1.0	1.0	1.1
Income from operations	2.0	5.6	3.3	5.5
Interest expense, net	0.6	0.7	0.6	0.8
Income from continuing operations before income taxes	1.4	4.9	2.7	4.7
Income tax expense	0.5	1.9	1.0	1.8
Income from continuing operations	0.9	3.0	1.7	2.9
Discontinued operations, net of income taxes	(0.1)	0.1	(0.1)	0.1
Net income	0.8%	3.1%	1.6%	3.0%

Three months ended June 30, 2005 compared to three months ended June 30, 2004

REVENUE FROM SERVICES decreased $4.8 million, or 2.9%, to $159.0 million for the three months ended June 30, 2005 as compared to $163.8 million for the three months ended June 30, 2004. This decrease was primarily due to a decrease in revenue from our healthcare staffing businesses partially offset by an increase in revenue from our other human capital management services. The decrease in healthcare staffing was primarily from our domestic travel nurse staffing operations and was partially offset by an increase in our clinical trials staffing and international nurse recruitment businesses. The increase in other human capital management services was due to increases in both our educational seminars and retained search businesses. See Segment Information below for further analysis.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and various insurance expenses associated with our field employees. Direct operating expenses totaled $127.7 million for the three months ended June 30, 2005 as compared to $127.2 million for the three months ended June 30, 2004. As a percentage of revenue, direct operating expenses represented 80.3% of revenue for the three months ended June 30, 2005 and 77.7% for the three months ended June 30, 2004. This increase in direct operating expenses as a percentage of revenue is due to significantly higher insurance reserves in the nurse staffing business, which accounted for 332 basis points of the increase. We increased our insurance reserves in the three months ended June 30, 2005 by approximately $5.3 million based on recent unfavorable developments as described in the legal proceedings section herein. This increase was partially offset by a higher relative mix of business from our other human capital management services business segment that operates with relatively lower direct costs than our healthcare staffing business segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $26.6 million for the three months ended June 30, 2005 as compared to $25.3 million for the three months ended June 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 16.7% and 15.4% for the three months ended June 30, 2005 and 2004, respectively, reflecting a combination of negative operating leverage resulting from a decline in volume, higher relative mix of business from our other human capital management services business segment, increased investments in recruitment capacity and higher corporate healthcare insurance expenses. Our other human capital management services businesses operate at a higher selling, general and administrative costs than our healthcare staffing business segment.

BAD DEBT EXPENSE was less than $0.1 million in the three months ended June 30, 2005, which represented less than 0.1% of revenue compared to $0.5 million for the three months ended June 30, 2004, which represented 0.3% of revenue. The Company reversed certain reserves relating to accounts that were collected in the three months ended June 30, 2005.

INTEREST EXPENSE, NET totaled $1.0 million for the three months ended June 30, 2005 as compared to $1.2 million for the three months ended June 30, 2004. This decrease was primarily due to lower average borrowings outstanding during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, partially offset by a higher effective interest rate in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Average borrowings outstanding were lower in the three months ended June 30, 2005 due to repayments of debt. The effective interest rate, excluding the amortization of debt issuance costs, for the three months ended June 30, 2005 was 8.2% compared to a rate of 5.3% for the three months ended June 30, 2004.

INCOME TAX EXPENSE totaled $0.8 million for the three months ended June 30, 2005 as compared to $3.1 million for the three months ended June 30, 2004. The effective tax rate was 38.7% for the three months ended June 30, 2005 and 38.3% for the three months ended June 30, 2004.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES totaled $(0.1) million for the three months ended June 30, 2005 as compared to $0.2 million for the three months ended June 30, 2004. We have accounted for Cross Country Consulting, Inc. as discontinued operations since December 31, 2004. On October 4, 2004, we sold assets two of our three consulting practices to a third party. Accordingly, the three months ended June 30, 2005 do not include the results of the sold operations.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

REVENUE FROM SERVICES decreased $15.6 million, or 4.7%, to $317.0 million for the six months ended June 30, 2005 as compared to $332.7 million for the six months ended June 30, 2004. This decrease was primarily due to a decrease in revenue from our healthcare staffing businesses partially offset by an increase in our other human capital management services. The decrease in healthcare staffing was primarily from our domestic travel nurse staffing operations and was partially offset by an increase in our clinical trials staffing and international nurse recruitment businesses. The increase in other human capital management services was due to increases in both our educational seminars and retained search businesses. See Segment Information below for further analysis.

DIRECT OPERATING EXPENSES totaled $251.2 million for the six months ended June 30, 2005 as compared to $259.7 million for the six months ended June 30, 2004. As a percentage of revenue, direct operating expenses represented 79.2% of revenue for the six months ended June 30, 2005 and 78.1% for the six months ended June 30, 2004. This increase in direct operating expenses as a percentage of revenue is due to significantly higher insurance reserves in the nurse staffing business which accounted for 167 basis points of the increase. We increased our insurance reserves in the six months ended June 30, 2005 by approximately $5.3 million based on recent unfavorable developments as described in the legal proceedings section herein. This increase was partially offset by a higher relative mix of business from our other human capital management services business segment that operates with relatively lower direct costs than our healthcare staffing business segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $52.1 million for the six months ended June 30, 2005 as compared to $49.9 million for the six months ended June 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 16.4% and 15.0% for the six months ended June 30, 2005 and 2004, respectively, reflecting a combination of negative operating leverage resulting from a decline in volume, higher relative mix of business from our other human capital management services business segment, increased investments in recruitment capacity and higher corporate healthcare insurance expenses. Our other human capital management services businesses operate at a higher selling, general and administrative costs than our healthcare staffing business segment.

BAD DEBT EXPENSE totaled $0.4 million for the six months ended June 30, 2005, which represented approximately 0.1% of revenue compared to $1.1 million for the six months ended June 30, 2004, which represented 0.3% of revenue. The Company reversed certain reserves relating to accounts that were collected in the six months ended June 30, 2005.

NET INTEREST EXPENSE totaled $1.9 million for the six months ended June 30, 2005 as compared to $2.6 million for the six months ended June 30, 2004. This decrease was primarily due to lower average borrowings outstanding during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, partially offset by a higher effective interest rate in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Average borrowings outstanding were lower in the six months ended June 30, 2005 due to repayments of debt. The effective interest rate, excluding the amortization of debt issuance costs, for the six months ended June 30, 2005 was 7.9% compared to a rate of 5.3% for the six months ended June 30, 2004.

INCOME TAX EXPENSE totaled $3.3 million for the six months ended June 30, 2005 as compared to $6.0 million for the six months ended June 30, 2004. The effective tax rate was 38.7% for the six months ended June 30, 2005 and 38.5% for the six months ended June 30, 2004.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES totaled $(0.3) million for the six months ended June 30, 2005 as compared to $0.3 million for the six months ended June 30, 2004. We have accounted for Cross Country Consulting, Inc. as discontinued operations since December 31, 2004. On October 4, 2004, we sold assets of two of our three consulting practices to a third party. Accordingly, the six months ended June 30, 2005 do not include the results of the sold operations.

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (a)	2005	2004 (a)
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$147,172	$153,187	$293,958	$312,317
Other human capital management services	11,828	10,608	23,078	20,345
	$159,000	$163,795	$317,036	$332,662

Contribution income (b):
Healthcare staffing	$9,531	$15,015	$22,540	$30,587
Other human capital management services	2,112	1,928	4,161	3,336
Unallocated corporate overhead	6,956	6,125	13,360	11,924
Depreciation	1,215	1,318	2,345	2,874
Amortization	356	356	712	868
Interest expense, net	952	1,157	1,869	2,563
Income from continuing operations before income taxes	$2,164	$7,987	$8,415	$15,694

——————

(a)

The prior period has been reclassified to conform to the 2005 presentation, primarily the reclassification of Cross Country Consulting, Inc.’s results from operations from continuing operations to discontinued operations. Cross Country Consulting, Inc. was previously included in the other human capital management services business segment.

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

Three months ended June 30, 2005 compared to three months ended June 30, 2004

HEALTHCARE STAFFING

Revenue from our healthcare staffing business segment decreased $6.0 million, or 3.9%, from $153.2 million in the three months ended June 30, 2004 to $147.2 million for the three months ended June 30, 2005. This decrease was due to a decline in the average number of full time equivalents (FTEs), representing $6.6 million of the decrease, partially offset by a favorable change in price and mix.

The average number of FTEs on contract decreased 4.3% from the prior year. This decrease in FTEs was attributable to a decrease in FTEs from our nurse staffing operations and partially offset by higher FTEs in our clinical trials staffing, allied staffing and international recruitment businesses. Our nurse staffing operations experienced a weakening throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers, which reduced the level of demand for our nurse staffing services and also reduced the level of interest of nursing professionals in pursuing temporary employment opportunities.

Revenue per FTE and average bill rates were essentially flat in the three months ended June 30, 2005 compared to the three month period ended June 30, 2004. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in the three months ended June 30, 2005 and 2% of our volume in the three month period ending June 30, 2004.

For the three months ended June 30, 2005, nurse staffing operations generated 85.0% of healthcare staffing revenue and 15.0% was generated by all other operations. For the three month period ended June 30, 2004, 87.2% of healthcare staffing revenue was generated from nursing operations and 12.8% was generated by all other operations. This change in mix is due to the combined effects of a decrease in revenue from nurse staffing operations and an increase in revenue generated by other operations.

Contribution income from our healthcare staffing segment for the quarter ended June 30, 2005 decreased 36.5%, or $5.5 million, from $15.0 million to $9.5 million. As a percentage of healthcare staffing revenue, contribution income was 6.5% for the three months ended June 30, 2005 compared to 9.8% for the three months ended June 30, 2004. Our profitability was negatively impacted by significantly higher insurance costs due to the increase in reserves recorded in the three months ended June 30, 2005, which reduced contribution margins by 359 basis points.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services increased 11.5%, or $1.2 million, from $10.6 million in the three months ended June 30, 2004 to $11.8 million for the three months ended June 30, 2005. This increase was primarily due to higher revenue from both our educational seminars and retained search businesses. Higher revenue from our educational seminars business resulted primarily from an increase in the number of seminars and average price per seminar partially offset by lower attendance per seminar.

Contribution income from other human capital management services for the quarter ended June 30, 2005 increased 9.5% to $2.1 million from $1.9 million for the three months ended June 30, 2004. This increase was primarily due to the increase in revenue from our search businesses. Contribution income as a percentage of other human capital management services revenue for the three months ended June 30, 2005 decreased to 17.9% from 18.2% in the year earlier period. Operating margins in our educational seminars business were negatively impacted by higher costs primarily due to lower attendance per seminar combined with an increase in the number of seminars. This decrease offset the positive impact of improved operating leverage in our search business.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $7.0 million in the three months ended June 30, 2005 compared to $6.1 million in the three months ended June 30, 2004. This increase was primarily due to higher compensation and insurance costs. As a percentage of consolidated revenue, unallocated corporate overhead was 4.4% during the three months ended June 30, 2005 compared to 3.7% during the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

HEALTHCARE STAFFING

Revenue from our healthcare staffing business segment decreased $18.3 million, or 5.9%, from $312.3 million in the six months ended June 30, 2004 to $294.0 million for the six months ended June 30, 2005. This decrease was due to a decrease in the average number of full time equivalents (FTEs), representing $17.8 million of the decrease, and the remainder due to price and mix.

The average number of FTEs on contract decreased 5.5% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our nurse staffing operations and partially offset by higher FTEs in our clinical trials staffing, allied staffing and international recruitment businesses. Our nurse staffing operations have experienced a weakening throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services, and subsequently reduced the level of interest of nursing professionals in pursuing temporary employment opportunities.

Revenue per FTE and average bill rates for the six months ended June 30, 2005 were essentially flat compared to the six months ended June 30, 2004. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in the six months ended June 30, 2005 and 2% of our volume in the six month period ending June 30, 2004.

For the six months ended June 30, 2005, nurse staffing operations generated 85.1% of healthcare staffing revenue and 14.9% was generated by all other operations. For the six month period ended June 30, 2004, 87.8% of healthcare staffing revenue was generated from nursing operations and 12.2% was generated by all other operations. This change in mix is due to the combined effects of a decrease in revenue from nurse staffing operations and an increase in revenue generated by other operations.

Contribution income from our healthcare staffing segment for the six months ended June 30, 2005 decreased 26.3%, or $8.0 million, from $30.6 million to $22.5 million. As a percentage of healthcare staffing revenue, contribution income was 7.7% for the six months ended June 30, 2005 compared to 9.8% for the six months ended June 30, 2004. Our profitability was negatively impacted by  the significantly higher insurance reserves recorded in the six months ended June 30, 2005, which reduced contribution margins by 180 basis points. In addition, increased investments in recruitment capacity in 2005 negatively impacted contribution margins.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services increased 13.4%, or $2.7 million, from $20.3 million in the six months ended June 30, 2004 to $23.1 million for the six months ended June 30, 2005. This increase was due to higher revenue from both our educational seminars and retained search businesses. Higher revenue from our educational seminars business resulted from an increase in the number of seminars and average price per seminar partially offset by lower attendance per seminar.

Contribution income from other human capital management services for the six months ended June 30, 2005 increased 24.7% to $4.2 million from $3.3 million for the six months ended June 30, 2004. This increase was primarily due to the increase in revenue from our search businesses. Contribution income as a percentage of other human capital management services revenue for the six months ended June 30, 2005 increased to 18.0% from 16.4% due to improved operating leverage in our search business.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $13.4 million in the six months ended June 30, 2005 compared to $11.9 million in the six months ended June 30, 2004. This increase was primarily due to higher corporate compensation, higher public company expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and higher health insurance costs. As a percentage of consolidated revenue, unallocated corporate overhead was 4.2% during the six months ended June 30, 2005 compared to 3.6% during the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had a current ratio (the amount of current assets divided by current liabilities) of 2.2 to 1.0 compared to 2.6 to 1.0 as of December 31, 2004. Working capital increased by $3.8 million to $75.7 as of June 30, 2005, compared to $71.9 million as of December 31, 2004. This increase in working capital was primarily due to an increase in accounts receivable. During the six months ended June 30, 2005, net cash provided by operating activities was used primarily to purchase property and equipment and repay debt.

Net cash provided by operating activities for the six months ended June 30, 2005 was $9.7 million compared to $26.7 million for the six months ended June 30, 2004. This decrease is primarily due to an increase in accounts receivable in the six month period ended June 30, 2005 compared to a decrease in  the six month period ended June 30, 2004. Days sales outstanding increased 3 days from 55 days for the three month period ended December 31, 2004 to 58 days for the three month period ended June 30, 2005. This compares to an improvement in days sales outstanding of 3 days in the prior year’s comparable period.

Investing activities used $4.8 million of cash in the six months ended June 30, 2005 compared to $4.5 million during the six months ended June 30, 2004. Investing activities in the six months ended June 30, 2005 were attributable to capital expenditures and the completion of contractually obligated net working capital payments made by us pertaining to the sale of two of our consulting practices included in discontinued operations. During the six months ended June 30, 2004, investing activities included capital expenditures but also included earnout payments relating to previous acquisitions.

Net cash used in financing activities in the six months ended June 30, 2005 was $4.8 million compared to $22.2 million in the six months ended June 30, 2004. During the six months ended June 30, 2005, we repaid $5.4 million of the term loan portion of debt, which included optional prepayments on our term loan of $4.4 million. Other financing activities included the proceeds from the exercise of stock options.

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

Stockholders’ Equity

On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. There were no stock repurchases during the six month period ended June 30, 2005.

We can purchase up to an additional 469,600 shares at an aggregate price not to exceed approximately $10.8 million under the previously authorized stock repurchase program. This repurchase program is within the limits of our current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at our discretion. As of June 30, 2005, we had 32.3 million shares of our common stock outstanding. In the six month period ending June 30, 2005, we granted 314,450 stock options to our eligible employees and non-employee directors.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FASB No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, the outcome of any litigation, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004.

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

The evaluation has not identified any changes in the Company’s internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

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

In the six month period ending June 30, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit filed on February 18, 2005 in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of two medical malpractice lawsuits filed in December 2002 and March 2003, respectively, in the Circuit Court of Cook County, Illinois. Both lawsuits relate to nursing services provided by nurses supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurses supplied by Cross Country TravCorps were negligent in their care and treatment of Plaintiffs who were maternity patients at the facility in Chicago. The nurses’ alleged negligent failure to appropriately monitor each Plaintiff in their labor and delivery allegedly caused the minor Plaintiffs to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct defendants in the lawsuits. The Company intends to vigorously defend these matters.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders on May 11, 2005.

(b)

Not applicable.

(c)

(i)

A proposal to reelect the current directors to serve for a one year term ending in  2006 and until their successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Withheld
Joseph A. Boshart	26,838,100	380,969
Emil Hensel	26,650,747	568,322
Eric T. Fry*	26,771,003	448,066
W. Larry Cash	26,452,917	766,152
Thomas C. Dircks	26,591,594	627,475
C. Taylor Cole Jr.	26,765,303	453,766
M. Fazle Husain	26,774,488	444,581
Joseph Swedish	26,562,449	656,620
Joseph Trunfio	26,562,449	656,620

———————

* Mr. Fry resigned from the Board on May 12, 2005. The Company does not currently intend to fill this vacancy.

(ii)

A proposal to ratify Ernst & Young LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2005 was approved with 27,196,769 votes for, 21,900 against and 400 abstentions.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: August 9, 2005	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: August 9, 2005	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	First Amendment To Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P. and Cross Country Seminars, Inc.
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer