Form 10-Q/A
period 2005-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2005-11-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________

AMENDMENT NO. 1

TO

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant had outstanding 32,163,686 shares of Common Stock, par value $0.0001 per share, as of October 31, 2005.

EXPLANATORY NOTE

The Company hereby files a revised Exhibit 32.1 and Exhibit 32.2 to correct a typographical error in the certifications filed in its 10-Q for the period ended June 30, 2005.

CROSS COUNTRY HEALTHCARE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: November 9, 2005	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: November 9, 2005	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	First Amendment To Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P. and Cross Country Seminars, Inc.*
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

____________

*

Previously filed.