Form 10-Q
period 2005-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2005-11-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________

FORM 10-Q

______________

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2005

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	September 30, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	104,431	95,439
Income taxes receivable	4,959	3,100
Deferred income taxes	6,795	4,949
Other current assets	22,562	13,199
Total current assets	138,747	116,687
Property and equipment, net	16,413	11,840
Goodwill, net	302,854	302,854
Trademarks, net	15,499	15,499
Other identifiable intangible assets, net	5,746	6,814
Other assets, net	1,397	2,301
Total assets	$480,656	$455,995

Current liabilities:
Accounts payable and accrued expenses	$9,464	$5,993
Accrued employee compensation and benefits	48,393	32,031
Current portion of long-term debt and note payable	2,440	2,408
Other current liabilities	4,958	4,326
Total current liabilities	65,255	44,758

Deferred income taxes	30,707	24,996
Long-term debt	28,836	39,867
Total liabilities	124,798	109,621

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	256,797	257,180
Other stockholders' equity	99,058	89,191
Total stockholders' equity	355,858	346,374
Total liabilities and stockholders' equity	$480,656	$455,995

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue from services	$162,571	$161,962	$479,607	$494,624
Operating expenses:
Direct operating expenses	124,662	126,620	375,832	386,280
Selling, general and administrative expenses	26,686	24,487	78,772	74,391
Bad debt expense	144	(6)	583	1,093
Depreciation	1,206	993	3,551	3,867
Amortization	356	356	1,068	1,224
Total operating expenses	153,054	152,450	459,806	466,855
Income from operations	9,517	9,512	19,801	27,769
Other expenses:
Interest expense, net	953	1,109	2,822	3,672
Income from continuing operations before income taxes	8,564	8,403	16,979	24,097
Income tax expense	3,314	3,235	6,571	9,277
Income from continuing operations	5,250	5,168	10,408	14,820
Discontinued operations, net of income taxes	(268)	(34)	(541)	268
Net income	$4,982	$5,134	$9,867	$15,088

Net income/(loss) per common share - basic:
Income from continuing operations	$0.16	$0.16	$0.32	$0.46
Discontinued operations, net of income taxes	(0.01)	(0.00)	(0.01)	0.01
Net income	$0.15	$0.16	$0.31	$0.47

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.16	$0.16	$0.32	$0.45
Discontinued operations, net of income taxes	(0.01)	(0.00)	(0.02)	0.01
Net income	$0.15	$0.16	$0.30	$0.46

Weighted average common shares outstanding-basic	32,290	32,025	32,250	31,954
Weighted average common shares outstanding-diluted	32,943	32,504	32,800	32,554

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$9,867	$15,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,551	3,867
Amortization	1,068	1,224
Bad debt expense	583	1,093
Deferred income tax expense	3,866	3,558
Other non-cash charges	922	510
Loss (income) from discontinued operations	541	(268)
Changes in operating assets and liabilities:
Accounts receivable	(9,674)	10,102
Income taxes receivable and other current assets	(10,987)	727
Accounts payable and accrued expenses	20,937	(14)
Income taxes payable and other current liabilities	740	936
Net cash provided by continuing operations	21,414	36,823
(Loss) income from discontinued operations, net	(541)	268
Depreciation, amortization and bad debt expense	327	287
Other non-cash items	(358)	—
Change in net assets from discontinued operations	24	(394)
Net cash (used in) provided by discontinued operations	(548)	161
Net cash provided by operating activities	20,866	36,984
Investing activities
Acquisitions and earnout payments	—	(30)
Additions of property and equipment	(5,956)	(3,987)
Other investing activities	18	—
Investing activities of discontinued operations:
Earn out payments related to discontinued business	—	(1,616)
Other investing activities of discontinued operations	(816)	(11)
Net cash used in investing activities	(6,754)	(5,644)
Financing activities
Repayment of debt	(93,129)	(127,226)
Proceeds from issuance of debt	79,820	93,925
Exercise of stock options	1,537	2,519
Stock repurchase and retirement	(2,340)	(446)
Other financing activities	—	(95)
Financing activities of discontinued operations:
Other financing activities of discontinued operations	—	(17)
Net cash used in financing activities	(14,112)	(31,340)
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental disclosures of noncash investing and financing activities:
Equipment purchased through financing agreements	$2,204	$—

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

There are no other components of other comprehensive income other than the Company’s consolidated net income during the three and nine month periods ended September 30, 2005 and 2004.

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

4.

STOCK-BASED COMPENSATION

The Company, from time to time, grants stock options for a fixed number of common shares to employees, and annually to members of its Board of Directors who are neither members of the Company’s management nor designees of its private equity sponsor stockholders. In the nine month period ended September 30, 2005, the Company granted 319,000 stock options to its eligible employees and non-employee directors. The Company accounts for these stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the average market value of the underlying stock on the date of grant.

The pro-forma disclosure of stock based compensation required by FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, is shown below.

The Company’s consolidated net income during the three and nine month periods ended September 30, 2005 and 2004, would have changed to the pro forma amounts set forth below had the Company’s stock option grants been accounted for under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited, amounts in thousands, except per share data)

Net income as reported	$4,982	$5,134	$9,867	$15,088

Stock based employee compensation included in reported net income	—	—	—	—
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(193)	(224)	(654)	(677)
Pro forma net income applying FASB Statement No. 123	$4,789	$4,910	$9,213	$14,411

Basic and diluted earnings per share as reported:
Net income per common share-basic	$0.15	$0.16	$0.31	$0.47
Net income per common share-diluted	$0.15	$0.16	$0.30	$0.46

Pro forma basic and diluted earnings per share:
Pro forma net income per common share-basic	$0.15	$0.15	$0.29	$0.45
Pro forma net income per common share-diluted	$0.15	$0.15	$0.28	$0.44

5.

DISCONTINUED OPERATIONS

The Company has adopted the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal or Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

The following details amounts of revenue and (loss) income from discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited, amounts in thousands)

Revenue	$323	$3,301	$1,517	$10,898

(Loss) income from discontinued operations before income taxes	$(436)	$(54)	$(882)	$437

Income tax benefit (expense) on discontinued operations	168	20	341	(169)

(Loss) income from discontinued operations	$(268)	$(34)	$(541)	$268

Discontinued operations in the three and nine month periods ended September 30, 2004 and 2005 include the results of operations of the Company’s healthcare consulting business that was previously classified in its other human capital management service business segment. On October 4, 2004, the Company sold assets of its Gill/Balsano Consulting, LLC (Gill/Balsano) and Jennings Ryan & Kolb (JRK) consulting practices to Mitretek Systems, Inc. (Mitretek) for $12.3 million in cash less a working capital payment of $1.6 million, in lieu primarily of accounts receivable retained by the Company. The Company’s investment philosophy with respect to its non-nurse staffing businesses is that the businesses should provide strategic synergy to the Company and deliver consistent profitability so that the Company does not apply disproportionate management attention to a relatively small component of its business mix. The Company had been evaluating its commitment to its healthcare consulting businesses as a result of significant volatility in these businesses when the Company was approached by Mitretek, which was interested in expanding its healthcare consulting presence. Mitretek viewed two of the three practices as fits to its strategy and offered to purchase them. The remaining consulting practice was held for sale until the third quarter of 2005.

In the fourth quarter of 2004, the Company determined that the carrying amount of the net assets of the remaining consulting practice exceeded its estimated fair value. In accordance with the assessment, the Company recorded an impairment of other tangible assets in the amount of $0.4 million. The Company used the then most recent indication of interest as the basis for determining fair value.

During the three months ended September 30, 2005, the Company abandoned its efforts to sell the remaining consulting practice and shut down the remaining operations. The Company has continued to account for the consulting practice as discontinued operations within the condensed consolidated statements of income and cash flows and notes to the condensed consolidated financial statements included in this Form 10-Q. The Company has estimated the remaining costs associated with the shut down of the business and has recorded these costs in loss from discontinued operations in the three and nine month periods ended September 30, 2005. These costs were allocated to the impairment valuation previously recorded in the fourth quarter of 2004. In accordance with FASB Statement No. 144, any adjustments to these estimated amounts will be recorded to discontinued operations in subsequent periods. The Company does not expect these final adjustments to be material and expects all final adjustments to be completed by the first quarter of 2006.

During the nine month period ended September 30, 2004, the Company paid approximately $0.8 million and $0.9 million in earnout payments for Gill/Balsano and JRK, respectively, in accordance with their purchase agreements.

6.

DEBT

The Company has a $200.0 million senior secured credit facility which consists of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. Debt issuance costs, net of accumulated amortization, related to the credit facility totaled $1.4 million and $2.3 million, as of September 30, 2005, and December 31, 2004, respectively. Debt issuance costs are recorded in other assets on the condensed consolidated balance sheets. These costs are being amortized using the effective interest rate method over the life of the credit facility.

The senior credit facility allows for the issuance of letters of credit in an aggregate face amount at any time outstanding not in excess of $25.0 million. Additionally, swingline loans, as defined in the senior credit facility, not to exceed an aggregate principal amount at any time outstanding of $10.0 million, are available under the senior credit facility. As of September 30, 2005, $11.4 million was outstanding under the letter of credit facility leaving $63.6 million available under the revolving credit facility.

During the nine month period ended September 30, 2005, the Company repaid $12.8 million on the term loan portion of its credit facility, of which $11.4 million were optional prepayments. In October 2005, the Company repaid the term loan portion of this facility using its revolving credit facility. The Company expects to enter into a new senior secured revolving credit facility, during the fourth quarter of 2005, consisting of a 5-year $75.0 million revolving credit instrument, which is expandable up to an additional $50.0 million in borrowings under certain circumstances. The Company expects the borrowings on the new facility to be classified as long-term and, accordingly, has not reclassified its long-term borrowings under the current facility to short-term as of September 30, 2005. This new credit facility will be used to refinance all of the Company’s existing senior secured debt, for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. The Company anticipates this new credit facility will provide a reduction in interest expense. Additionally, the Company also expects to write off its existing debt issuance costs related to the repayment of its current credit facility. The refinancing is subject to certain conditions and no assurances can be made that such conditions will be met.

At September 30, 2005 and December 31, 2004, the Company had $2.0 million and $0.2 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

7.

STOCKHOLDERS’ EQUITY

On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the three and nine month periods ended September 30, 2005, the Company purchased 125,728 shares of common stock at an average cost of $18.61 per share pursuant to this program. The cost of such purchases was approximately $2.3 million. All of these shares were retired as of September 30, 2005. During the nine month period ended September 30, 2004, the Company purchased 29,000 shares of common stock at an average cost of $15.37 per share pursuant to this program. The cost of such purchases was approximately $0.4 million. All of these shares were retired as of September 30, 2004.

The Company can purchase up to an additional 343,872 shares at an aggregate price not to exceed approximately $8.5 million under the previously authorized stock repurchase program. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At September 30, 2005, the Company had approximately 32.2 million shares outstanding.

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

8.

SEGMENT DATA

Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (a)	2005	2004 (a)
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)

Revenue from unaffiliated customers:
Healthcare staffing	$150,842	$151,684	$444,800	$464,001
Other human capital management services	11,729	10,278	34,807	30,623
	$162,571	$161,962	$479,607	$494,624
Contribution income (b):
Healthcare staffing	$15,960	$15,326	$38,500	$45,913
Other human capital management services	2,197	1,372	6,358	4,708
	18,157	16,698	44,858	50,621
Unallocated corporate overhead	7,078	5,837	20,438	17,761
Depreciation	1,206	993	3,551	3,867
Amortization	356	356	1,068	1,224
Interest expense, net	953	1,109	2,822	3,672
Income from continuing operations before income taxes	$8,564	$8,403	$16,979	$24,097

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

The Company’s MedStaff subsidiary became the subject of a purported class action lawsuit originally filed on February 18, 2005 in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit filed on June 21, 2005 in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for breach of contract, unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nationwide (rather than a California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods, suffered employees to work in excess of 16 hours per day, and breached employment contracts as to the terms of compensation for all hours worked and the provision of compensated meal and rest periods. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of two medical malpractice lawsuits filed in December 2002 and March 2003, respectively, in the Circuit Court of Cook County, Illinois. Both lawsuits relate to nursing services provided by nurses supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurses supplied by Cross Country TravCorps were negligent in their care and treatment of Plaintiffs who were maternity patients at the facility in Chicago. The nurses’ alleged negligent failure to appropriately monitor each Plaintiff in their labor and delivery allegedly caused the minor Plaintiffs to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct defendants in the lawsuits. The Company intends to vigorously defend these matters. During the nine months ended September 30, 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on unfavorable developments relating to these cases. The Company records an insurance recovery receivable related to professional liability claims in accordance with Emerging Issues Task Force No. 03-08, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity. At September 30, 2005, and December 31, 2004, respectively, the Company had recorded $23.2 million and $8.7 million of accrued professional liability which is included in accrued employee compensation and benefits on the unaudited condensed consolidated balance sheets. The Company has estimated recoveries available from its insurance carriers of $8.1 million and $1.1 million, respectively as of September 30, 2005 and December 31, 2004, which are included in other current assets on the unaudited condensed consolidated balance sheets.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

10.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission announced that FASB Statement No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred for certain public companies. FASB Statement No. 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company intends to adopt this standard, using the modified prospective transition method, on January 1, 2006.

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

11.

SUBSEQUENT EVENT

The Company’s operations at its corporate headquarters in Boca Raton, Florida were impacted by Hurricane Wilma on October 24, 2005. Due to power outages resulting from the hurricane, the Company temporarily shifted the nexus of its operations to its Malden, Massachusetts and Tampa, Florida offices using redundant systems, until power was restored at its Boca Raton headquarters. Consequently, the Company did lose some productivity from its employees in the Boca Raton office that were impacted by the hurricane. The Boca Raton office did not suffer material property damage and operations were restored on October 31, 2005.

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

OVERVIEW

During the nine months ended September 30, 2005, our healthcare staffing business segment represented approximately 93% of our revenue and was comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented approximately 75% of this business segment’s revenue. Our other human capital management services business segment represented approximately 7% of our year to date 2005 revenue and consisted of education and training, and retained physician and healthcare executive search services.

In the three months ended September 30, 2005, our revenue increased slightly to $162.6 million from $162.0 million in the three months ended September 30, 2004. During the period, net income decreased slightly to $5.0 million from $5.1 million in the three months ended September 30, 2004. Our revenue and net income were negatively impacted by lower volumes in our per diem nurse staffing businesses, but were more than offset at the revenue line by improvements in our clinical trials staffing and other human capital management services businesses. Contribution income as a percentage of revenue from our healthcare staffing and other human capital management services segments both improved in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due in large measure to improvements in the bill-pay spread as a result of pricing increases and lower health care insurance costs. However, these improvements were offset by an increase in unallocated corporate overhead as a percentage of revenue due primarily to higher compensation and legal expenses. See Segment Information.

The number of orders from hospitals and the number of applications received from nurses have been steadily increasing since the fourth quarter of 2004. In the three months ended September 30, 2005, contract bookings for future assignments increased sequentially and compared to the three months ended September 30, 2004. These increases were consistent with the trends seen in the second quarter of 2005. Based on historical patterns, this could translate into sequentially higher staffing volumes in the fourth quarter as contract bookings for future assignments are a leading indicator of future volume in our nurse staffing operations. However, contract bookings were negatively impacted in the fourth quarter by the loss of productivity in our Boca Raton office as a result of Hurricane Wilma.

Longer term, improvement in overall job creation in the economy would provide many staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provide directly to hospital employers. We believe that the perception of increased demand will give nurses confidence to seek alternative employment opportunities which could increase staff turnover in hospitals as implied by recent U.S. Bureau Labor of Statistics data related to Job Openings and Labor Turnover (JOLTS). We believe these dynamics would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statement of income data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	76.7	78.2	78.4	78.1
Selling, general and administrative expenses	16.4	15.1	16.4	15.1
Bad debt expense	0.1	(0.0)	0.1	0.2
Depreciation and amortization	0.9	0.8	1.0	1.0
Income from operations	5.9	5.9	4.1	5.6
Interest expense, net	0.6	0.7	0.6	0.7
Income from continuing operations before income taxes	5.3	5.2	3.5	4.9
Income tax expense	2.1	2.0	1.3	1.9
Income from continuing operations	3.2	3.2	2.2	3.0
Discontinued operations, net of income taxes	(0.1)	(0.0)	(0.1)	0.1
Net income	3.1%	3.2%	2.1%	3.1%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

REVENUE FROM SERVICES increased $0.6 million, or 0.4%, to $162.6 million for the three months ended September 30, 2005 as compared to $162.0 million for the three months ended September 30, 2004. This increase was primarily due to an increase in revenue from our other human capital management services businesses partially offset by a decrease in revenue from our healthcare staffing businesses. The increase in other human capital management services was due to increases in both our educational seminars and retained search businesses. The decrease in healthcare staffing was primarily due to lower volumes in our per diem staffing businesses partially offset by an increase in clinical trials staffing revenue. See Segment Information for further analysis.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and various insurance expenses associated with our field employees. Direct operating expenses totaled $124.7 million for the three months ended September 30, 2005 as compared to $126.6 million for the three months ended September 30, 2004. As a percentage of revenue, direct operating expenses represented 76.7% of revenue for the three months ended September 30, 2005 and 78.2% for the three months ended September 30, 2004. This decrease is due to a higher relative mix of business from our other human capital management services business segment that operates with relatively lower direct costs than our healthcare staffing business segment as well as lower insurance costs in our healthcare staffing businesses and a widening of our bill-pay spread in our travel nurse staffing businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $26.7 million for the three months ended September 30, 2005 as compared to $24.5 million for the three months ended September 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 16.4% and 15.1% for the three months ended September 30, 2005 and 2004, respectively, reflecting a combination of higher compensation expenses including increased investments in recruitment capacity, higher legal expenses, and, higher relative mix of business from our other human capital management services business segment. Our other human capital management services businesses operate with higher selling, general and administrative costs than our healthcare staffing business segment.

BAD DEBT EXPENSE was $0.1 million in the three months ended September 30, 2005, which represented less than 0.1% of revenue. In the three months ended September 30, 2004, we did not accrue bad debt expense primarily due to improved collections.

INTEREST EXPENSE, NET totaled $1.0 million for the three months ended September 30, 2005 as compared to $1.1 million for the three months ended September 30, 2004. This decrease was primarily due to lower average borrowings outstanding during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, partially offset by a higher effective borrowing cost in the three months ended

September 30, 2005 compared to the three months ended September 30, 2004. Average borrowings outstanding were lower in the three months ended September 30, 2005 due to repayments of debt. The effective borrowing cost, excluding the amortization of debt issuance costs, for the three months ended September 30, 2005 was 8.8% compared to a rate of 5.8% for the three months ended September 30, 2004.

INCOME TAX EXPENSE totaled $3.3 million for the three months ended September 30, 2005 as compared to $3.2 million for the three months ended September 30, 2004. The effective tax rate was 38.7% for the three months ended September 30, 2005 and 38.5% for the three months ended September 30, 2004.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES was a loss of $0.3 million for the three months ended September 30, 2005 as compared to a loss of less than $0.1 million for the three months ended September 30, 2004. We have accounted for our healthcare consulting practices as discontinued operations since December 31, 2004. On October 4, 2004, we sold the assets of two of our three consulting practices to a third party. Accordingly, the three months ended September 30, 2005 do not include the results of the sold operations. During the three months ended September 30, 2005, the operations of the remaining consulting practice were shut down and ceased as of September 30, 2005.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

REVENUE FROM SERVICES decreased $15.0 million, or 3.0%, to $479.6 million for the nine months ended September 30, 2005 as compared to $494.6 million for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in revenue from our healthcare staffing businesses partially offset by an increase in our other human capital management services businesses. The decrease in healthcare staffing was primarily from our travel nurse staffing operations and was partially offset by an increase in our clinical trials allied health, and per diem staffing businesses. The increase in other human capital management services was due to increases in both our educational seminars and retained search businesses. See Segment Information for further analysis.

DIRECT OPERATING EXPENSES totaled $375.8 million for the nine months ended September 30, 2005 as compared to $386.3 million for the nine months ended September 30, 2004. As a percentage of revenue, direct operating expenses represented 78.4% of revenue for the nine months ended September 30, 2005 and 78.1% for the nine months ended September 30, 2004. This increase in direct operating expenses as a percentage of revenue is primarily due to significantly higher insurance reserves in the nurse staffing business. Based on specific unfavorable developments as described in the legal proceedings section herein, we increased our insurance reserves in the second quarter of 2005 by approximately $5.3 million. This increase accounted for approximately 110 basis points of the increase in direct operating expenses as a percentage of revenue and was largely offset by a higher relative mix of business from our other human capital management services business segment that operates with relatively lower direct costs than our healthcare staffing business segment as well as a widening of our bill-pay spread in our travel nurse staffing business and lower field health insurance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $78.8 million for the nine months ended September 30, 2005 as compared to $74.4 million for the nine months ended September 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 16.4% and 15.1% for the nine months ended September 30, 2005 and 2004, respectively, reflecting a combination of higher compensation expenses including investments in recruitment capacity, higher expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, largely due to work performed in the first quarter of 2005 related to the 2004 audit, and a higher relative mix of business from our other human capital management services business segment. Our other human capital management services businesses operate with higher selling, general and administrative costs than our healthcare staffing business segment.

BAD DEBT EXPENSE totaled $0.6 million for the nine months ended September 30, 2005, which represented approximately 0.1% of revenue compared to $1.1 million for the nine months ended September 30, 2004, which represented 0.2% of revenue.

NET INTEREST EXPENSE totaled $2.8 million for the nine months ended September 30, 2005 as compared to $3.7 million for the nine months ended September 30, 2004. This decrease was primarily due to lower average borrowings outstanding during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, partially offset by a higher effective borrowing cost in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Average borrowings outstanding were lower in the nine months ended September 30, 2005 due to repayments of debt. The effective borrowing cost, excluding the amortization of debt issuance costs, for the nine months ended September 30, 2005 was 8.2% compared to a rate of 5.4% for the nine months ended September 30, 2004.

INCOME TAX EXPENSE totaled $6.6 million for the nine months ended September 30, 2005 as compared to $9.3 million for the nine months ended September 30, 2004. The effective tax rate was 38.7% for the nine months ended September 30, 2005 and 38.5% for the nine months ended September 30, 2004.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES was a loss of $0.5 million for the nine months ended September 30, 2005 as compared to income of $0.3 million for the nine months ended September 30, 2004. We have accounted for our healthcare consulting practices as discontinued operations since December 31, 2004. On October 4, 2004, we sold the assets of two of our three consulting practices to a third party. Accordingly, the nine months ended September 30, 2005 do not include the results of the sold operations. During the three months ended September 30, 2005, the operations of the remaining consulting practice were shut down and ceased as of September 30, 2005.

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (a)	2005	2004 (a)
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)

Revenue from unaffiliated customers:
Healthcare staffing	$150,842	$151,684	$444,800	$464,001
Other human capital management services	11,729	10,278	34,807	30,623
	$162,571	$161,962	$479,607	$494,624
Contribution income (b):
Healthcare staffing	$15,960	$15,326	$38,500	$45,913
Other human capital management services	2,197	1,372	6,358	4,708
	18,157	16,698	44,858	50,621
Unallocated corporate overhead	7,078	5,837	20,438	17,761
Depreciation	1,206	993	3,551	3,867
Amortization	356	356	1,068	1,224
Interest expense, net	953	1,109	2,822	3,672
Income from continuing operations before income taxes	$8,564	$8,403	$16,979	$24,097

____________

(a)

The prior period has been reclassified to conform to the 2005 presentation, primarily the reclassification of Cross Country Consulting, Inc.’s results from operations from continuing operations to discontinued operations. Cross Country Consulting, Inc. was previously included in the other human capital management services business segment.

(b)

We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

HEALTHCARE STAFFING

Revenue from our healthcare staffing business segment decreased $0.8 million, or 0.6%, from $151.7 million in the three months ended September 30, 2004 to $150.8 million for the three months ended September 30, 2005. This decrease was due to a decline in the average number of full time equivalents (FTEs), representing $2.6 million of the decrease, partially offset by favorable price and mix factors as described below.

The average number of FTEs on contract decreased 1.2% from the prior year. This decrease was attributable to a decrease in FTEs from our nurse staffing operations and partially offset by higher FTEs in our clinical trials staffing, allied staffing and international recruitment businesses. Our nurse staffing operations experienced a weakening throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers, which reduced the level of demand for our nurse staffing services and also reduced the level of interest of nursing professionals in pursuing temporary employment opportunities.

Revenue per FTE and average bill rates were up slightly in the three months ended September 30, 2005, compared to the three month period ended September 30, 2004. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in the three months ended September 30, 2005, and 2% of our volume in the three month period ended September 30, 2004.

For the three months ended September 30, 2005, nurse staffing operations generated 86.1% of healthcare staffing revenue and 13.9% was generated by all other operations. For the three month period ended September 30, 2004, 86.8% of healthcare staffing revenue was generated from nursing operations and 13.2% was generated by all other operations. This change in mix is due to the combined effects of a decrease in revenue from nurse staffing operations and an increase in revenue generated by other operations.

Contribution income from our healthcare staffing segment for the quarter ended September 30, 2005, increased 4.1%, or $0.6 million, from $15.3 million for the three months ended September 30, 2004, to $16.0 million. As a percentage of healthcare staffing revenue, contribution income was 10.6% for the three months ended September 30, 2005 compared to 10.1% for the three months ended September 30, 2004. This increase in contribution income as a percentage of revenue is primarily due to a widening in the bill-pay spread and lower insurance costs in our healthcare staffing businesses.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services increased 14.1%, or $1.5 million, from $10.3 million in the three months ended September 30, 2004, to $11.7 million for the three months ended September 30, 2005 due to higher revenue from both our educational seminars and retained search businesses. Higher revenue from our educational seminars business resulted primarily from an increase in the number of seminars and average price per seminar partially offset by lower attendance per seminar.

Contribution income from other human capital management services for the quarter ended September 30, 2005, increased 60.1% to $2.2 million from $1.4 million for the three months ended September 30, 2004. This increase was due to increased revenue in both the search and education and training businesses and improved gross margins in the education and training business. Contribution income as a percentage of other human capital management services revenue for the three months ended September 30, 2005 increased to 18.7% from 13.3% in the prior year period. This increase was due primarily to improved operating leverage in both businesses.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $7.1 million in the three months ended September 30, 2005, compared to $5.8 million in the three months ended September 30, 2004. This increase was primarily due to higher corporate compensation, consulting, and legal expenses. Higher compensation and consulting expenses are primarily due to investments in our information technology, and expansion of our internal audit department. As a percentage of consolidated revenue, unallocated corporate overhead was 4.4% during the three months ended September 30, 2005 compared to 3.6% during the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

HEALTHCARE STAFFING

Revenue from our healthcare staffing business segment decreased $19.2 million, or 4.1%, from $464.0 million in the nine months ended September 30, 2004, to $444.8 million for the nine months ended September 30, 2005. This decrease was primarily due to a decrease in the FTEs, representing $19.8 million of the decrease, and was partially offset by price and mix factors as described below.

The average number of FTEs on contract decreased 4.1% from the prior year. This decrease in FTEs was due to a decrease in FTEs from our nurse staffing operations and partially offset by higher FTEs in our clinical trials staffing, allied staffing and international recruitment businesses. Our nurse staffing operations have experienced a weakening throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services, and subsequently reduced the level of interest of nursing professionals in pursuing temporary employment opportunities.

Revenue per FTE for the nine months ended September 30, 2005, was essentially flat compared to the nine months ended September 30, 2004. Average bill rates were up slightly in the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in the nine months ended September 30, 2005, and 2% of our volume in the nine month period ending September 30, 2004.

For the nine months ended September 30, 2005, nurse staffing operations generated 85.5% of healthcare staffing revenue and 14.5% was generated by all other operations. For the nine month period ended September 30, 2004, 87.5% of healthcare staffing revenue was generated from nursing operations and 12.5% was generated by all other operations. This change in mix is due to the combined effects of a decrease in revenue from nurse staffing operations and an increase in revenue generated by other operations.

Contribution income from our healthcare staffing segment for the nine months ended September 30, 2005 decreased 16.1%, or $7.4 million, from $45.9 million to $38.5 million. As a percentage of healthcare staffing revenue, contribution income was 8.7% for the nine months ended September 30, 2005 compared to 9.9% for the nine months ended September 30, 2004. Our profitability was negatively impacted by the significantly higher insurance reserves recorded in the nine months ended September 30, 2005, which reduced contribution income as a percent of healthcare staffing revenue by 119 basis points. In addition, increased investments in recruitment capacity in 2005 negatively impacted contribution income as a percent of healthcare staffing revenue.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services increased 13.7%, or $4.2 million, from $30.6 million in the nine months ended September 30, 2004 to $34.8 million for the nine months ended September 30, 2005. This increase was due to higher revenue from both our educational seminars and retained search businesses. Higher revenue from our educational seminars business resulted from an increase in the number of seminars and average price per seminar partially offset by lower attendance per seminar.

Contribution income from other human capital management services for the nine months ended September 30, 2005 increased 35.0% to $6.4 million from $4.7 million for the nine months ended September 30, 2004. This increase was primarily due to the increase in revenue from our search businesses. Contribution income as a percentage of other human capital management services revenue for the nine months ended September 30, 2005 increased to 18.3% from 15.4% due to improved operating leverage in our search business.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $20.4 million in the nine months ended September 30, 2005 compared to $17.8 million in the nine months ended September 30, 2004. This increase was primarily due to higher corporate compensation and consulting costs, higher expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, largely due to work performed in the first quarter of 2005 related to the 2004 audit, and higher health insurance costs. Higher corporate compensation and consulting costs are primarily due to the expansion of our internal audit staff and increased investments in information technology. As a percentage of consolidated revenue, unallocated corporate overhead was 4.3% during the nine months ended September 30, 2005 compared to 3.6% during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a current ratio (the amount of current assets divided by current liabilities) of 2.1 to 1.0 compared to 2.6 to 1.0 as of December 31, 2004. Working capital increased by $1.6 million to $73.5 as of September 30, 2005, compared to $71.9 million as of December 31, 2004. This increase in working capital was primarily due to an increase in accounts receivable and other current assets partially offset by an increase in accrued employee compensation and benefits. During the nine months ended September 30, 2005, net cash provided by operating activities was used primarily to purchase property and equipment and repay debt.

Net cash provided by operating activities for the nine months ended September 30, 2005, was $20.9 million compared to $37.0 million for the nine months ended September 30, 2004. This decrease is primarily due to an increase in accounts receivable in the nine month period ended September 30, 2005 compared to a decrease in the nine month period ended September 30, 2004. Days’ sales outstanding (DSO) increased 4 days to 59 days for the three month period ended September 30, 2005 from 55 days for the three month period ended December 31, 2004. This compares to an improvement in days sales outstanding of 2 days in the prior year’s comparable period. Our range of DSO is typically in the mid 50s to low 60s.

Investing activities used $6.8 million of cash in the nine months ended September 30, 2005, compared to $5.6 million during the nine months ended September 30, 2004. Investing activities in the nine months ended September 30, 2005, were attributable to capital expenditures and the completion of contractually obligated net working capital payments made by us pertaining to the 2004 sale of two of our consulting practices included in discontinued operations. During the nine months ended September 30, 2004, investing activities included capital expenditures but also included earnout payments relating to previous acquisitions.

Net cash used in financing activities in the nine months ended September 30, 2005 was $14.1 million compared to $31.3 million in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we repaid $12.8 million of the term loan portion of debt, which included optional prepayments on our term loan of $11.4 million. Other financing activities included the proceeds from the exercise of stock options and stock repurchase and retirements.

Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service and any additional stock repurchases from a combination of operating cash flows and funds available under our current credit facility. We also continue to evaluate acquisition opportunities that may require additional funding.

We expect to enter into a new senior secured revolving credit facility, during the fourth quarter of 2005, consisting of a 5-year $75.0 million revolving credit instrument, which is expandable up to an additional $50.0 million in borrowings under certain circumstances. We expect the borrowings on the new facility to be classified as long-term, and accordingly, have not reclassified our long-term borrowings under the current facility to short-term as of September 30, 2005. This new credit facility will be used to refinance all of our existing senior secured credit facility, for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. We anticipate this new credit facility will provide a reduction in interest expense. Additionally, we also expect to write off the existing debt issuance costs related to the current credit facility. The refinancing is subject to certain conditions and no assurances can be made that such conditions will be met.

Stockholders’ Equity

On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. We repurchased 125,728 shares at an average price of $18.61 during the three and nine month period ended September 30, 2005.

We can purchase up to an additional 343,872 shares at an aggregate price not to exceed approximately $8.5 million under the previously authorized stock repurchase program. This repurchase program is within the limits of our current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at our discretion. As of September 30, 2005, we had 32.2 million shares of our common stock outstanding. In the nine month period ended September 30, 2005, we granted 319,000 stock options to our eligible employees and non-employee directors.

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

COMMITMENTS

During the nine month period ended September 30, 2005, we repaid $12.8 million on the term loan portion of our credit facility, of which $11.4 million were optional prepayments. In October 2005, we repaid the term loan portion of this facility using our current revolving credit facility. We expect to refinance these borrowings in the fourth quarter under a new facility which is discussed above, using the revolving credit feature on the facility.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2005, the Securities and Exchange Commission announced that FASB Statement No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred for certain public companies. FASB Statement No. 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We intend to adopt this standard, using the modified prospective transition method, on January 1, 2006.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, the outcome of any litigation, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth under the caption “Risk Factors” in the Company’s Prospectus Supplement filed pursuant to Rule 424(b)(2) on April 15, 2005.

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

ITEM 4.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

The evaluation has not identified any changes in the Company’s internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

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

The Company’s MedStaff subsidiary became the subject of a purported class action lawsuit originally filed on February 18, 2005 in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit filed on June 21, 2005 in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for breach of contract, unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nation wide (rather than a California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods, suffered employees to work in excess of 16 hours per day, and breached employment contracts as to the terms of compensation for all hours worked and the provision of compensated meal and rest periods. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three and nine month periods ended September 30, 2005, we purchased 125,728 shares of common stock at an average cost of $18.61 per share pursuant to its current authorization. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2005	—	NA	NA	469,600
August 1 – August 31, 2005	38,500	$18.81	38,500	431,100
September 1 – September 30, 2005	87,228	$18.52	87,228	343,872
Total July 1 – September 30, 2005	125,728	$18.61	125,728	343,872

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