Form 10-K
period 2005-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2006-03-09
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:  Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2005 of $17.00 as reported on the Nasdaq National Market, was $433,235,327. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 28, 2006, 32,147,189 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2006 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Item 1A. – Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2006.

PART I

Item 1.

Business.

Overview of Our Company

We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment represented approximately 93% of our 2005 revenue and is comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented 74% of our healthcare staffing revenue. Our other human capital management services business segment represented approximately 7% of our 2005 revenue and consists of education and training as well as retained search services related to physicians and healthcare executives.

We believe we are well positioned in the current environment for healthcare staffing services to take advantage of longer-term industry and demographic dynamics. These dynamics include a growing shortage and aging of registered nurses (RNs), an aging U.S. population expected to result in greater demand for in-patient hospital services, state and federal legislation relating to minimum nurse staffing levels and maximum allowable overtime, and the trend among hospitals toward outsourcing to provide flexibility and a variable cost structure to meet their staffing requirements. For the year ended December 31, 2005, our revenue was $645.4 million, our income from continuing operations was $15.3 million, or $0.47 per diluted share, and our net income was $14.8 million, or $0.45 per diluted share. During 2005, we generated $30.8 million in cash flow from operations and we reduced our total debt to $25.4 million at year-end, resulting in a debt to total capitalization ratio of 7% as of December 31, 2005.

Healthcare Staffing

Nurse and Allied Health Staffing

We are a leading provider of travel nurse staffing services in the U.S. We also provide travel allied health professional staffing and per diem nurse staffing services. We market our healthcare staffing services to hospitals and healthcare facilities through our Cross Country Staffing and MedStaff brands to provide these clients with travel and per diem staffing solutions. We provide credentialed RNs for travel and per diem staffing assignments at public and private healthcare facilities, and at for-profit and not-for-profit facilities located throughout the U.S. The vast majority of our assignments are at acute care hospitals, including teaching institutions, trauma centers and community hospitals located in major metropolitan areas. We also provide other healthcare professionals in a wide range of specialties that include operating room technicians and other allied health professionals, such as rehabilitation therapists, radiology technicians and respiratory therapists. We also fill a small number of staffing assignments in non-acute care settings such as skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools. Together, our national client base includes approximately 3,000 hospitals and other healthcare providers. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

In January 2005, Cross Country Staffing’s travel staffing business received certification by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) under its Health Care Staffing Services Certification Program. The JCAHO certification program offers an independent, comprehensive evaluation of a staffing agency’s ability to provide quality staffing services. We believe this certification program, which is subject to annual review, is a very important quality initiative in our industry.

Our centralized travel staffing services are provided to hospital clients on a national basis from our headquarters in Boca Raton, Florida, as well as secondary offices in Malden, Massachusetts, Tampa, Florida and Newtown Square, Pennsylvania.

Our per diem staffing services are provided through a network of branch offices serving certain major metropolitan markets. We also provide nurse staffing services to military hospitals and clinics.

Sales and Marketing

Cross Country Staffing is our core staffing brand that markets its staffing services to hospitals and healthcare facilities throughout the U.S., as well as operates differentiated recruiting brands to recruit registered nurses and allied healthcare professionals on a domestic and international basis. As a part of its business strategy, Cross Country Staffing is pursuing and implementing exclusive and preferred provider relationships with hospital clients and group purchasing organizations. Cross Country Staffing provides clients with a suite of solutions to facilitate the efficient management of their temporary workforce while decreasing overall operating costs. These solutions range from efficiency-enhancing technology to full vendor management solutions.

MedStaff markets both its travel nurse staffing services and per diem nurse staffing of healthcare professionals to public and private hospitals and healthcare facilities across the United States. It primarily focuses on high levels of customized service to its clientele on a national basis and in those local markets where it maintains branch offices. Through its HealthStaffers affiliate, MedStaff markets its services to government and military treatment facilities.

Recruiting and Retention

We operate differentiated nurse recruiting brands consisting of Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local and Assignment America to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe that these professionals are attracted to us because we offer a wide range of diverse assignments at attractive locations, competitive compensation and benefit packages, as well as high levels of customer service.

In 2005, thousands of healthcare professionals applied with us through our differentiated recruitment brands. Historically, more than half of our field employees have been referred to us by other healthcare professionals, with the remainder attracted by advertisements in trade publications and our websites. Our websites allow potential applicants to review our business profile, apply online, view our company-provided housing and participate in online forums.

Our recruiters are an important component of our travel staffing business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our recruiters work with candidates throughout their initial placement process as well as on subsequent assignments. We believe our strong retention rate is a direct result of these relationships. Recruiters match the supply of qualified candidates in our database with the demand of positions from our hospital clients. At year-end 2005, we had 163 recruiters in our travel staffing business, which represented a net increase of 21% over the prior year.

We also have internal educational and training capabilities through Cross Country University, a unit of Cross Country Staffing, that we believe gives us a competitive advantage by enhancing both the quality of our working nurses and the effectiveness of our recruitment efforts. Cross Country University offers our RNs and other healthcare professionals opportunities for additional training, professional development and assistance in completing state licensing requirements for continuing education.

Our recruiters utilize our computerized databases of positions to match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, our account managers review the candidate’s application package before submitting it to the hospital client for review. Account managers are knowledgeable about the specific requirements and operating environment in the hospitals that they service. Our databases are kept updated by our account managers, through our online staffing management tool, as well as other internal and external methods.

Contracts with Field Employees and Hospital Clients

Each of our traveling field employees works for us under a contract. Travel assignments are typically 13 weeks in duration. Our traveling field employees that are on payroll contracts are hourly employees whose contract specifies the hourly rate they will be paid and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. We recruit mobile contract employees for our hospital clients and provide those employees with company-leased apartments and travel-related support. We are compensated for the services we provide at a predetermined rate negotiated with our hospital clients. Approximately 99% of our field personnel are directly employed by us. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Operations

We operate our travel nurse staffing business from a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida, Malden, Massachusetts, Tampa, Florida and Newtown Square, Pennsylvania. These centers perform key support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, customer service and risk management. Our per diem staffing services are provided through a relatively small network of branch offices serving major metropolitan markets predominantly located along the east and west coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automated Data Processing (ADP) for payroll processing. Biweekly client billings are generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

During 2005, we had an average of approximately 2,500 apartments open under lease throughout the U.S. Our housing staff typically secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Apartment leases are typically three months in duration to match the assignment length of our field employees; beyond the initial term, leases can be extended on a month-to-month basis. Generally, we provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices. We believe that our economies of scale help us secure competitive pricing and favorable lease terms.

Clinical Trials Staffing

Our ClinForce subsidiary, headquartered in Research Triangle Park, North Carolina, provides clinical research professionals for both in-sourced and out-sourced fixed-term contract assignments and permanent placement services to many of the world’s leading pharmaceutical, biotechnology and medical device companies as well as contract research organizations in North America. Many of our research trials professionals are also RNs. We provide professionals in such areas as clinical research and clinical data sciences, medical review and writing, and regulatory affairs. Our understanding of the clinical research process enables us to provide responsive services to our clients and to offer greater opportunities to our research professionals.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Nashville, Tennessee, provides continuing education programs to the healthcare industry. CCE holds one-day seminars, as well as national conferences, on topics relevant to nurses and other healthcare professionals. In 2005, CCE held 5,543 seminars and conferences that were attended by approximately 180,000 registrants in more than 210 cities across the U.S. In addition, we extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Retained Search

Our Cejka Search subsidiary, headquartered in St. Louis, Missouri, is a nationally recognized retained search organization that provides physician and executive search services throughout the U.S. exclusively to the healthcare industry, including hospitals, pharmaceutical companies, insurance companies and physician groups.

Overview of the Nurse Staffing Industry

Industry Dynamics

Demographics are the primary long-term driver of growth opportunities in our core travel staffing business. Over the coming decades, demand for healthcare services is expected to increase due to an aging U.S. population while the national supply of RNs also ages and is projected to decline.

•

The U.S. life expectancy recently hit an all-time high of 77.6 years. A projected 18% increase in overall U.S. population between the year 2000 and 2020 is expected to result in an additional 50 million people who will require health care – 19 million of which will be in the 65 and over age group (U.S. Department of Health and Human Services report – July 2002). People age 65 and older accounted for 13% of the population and $144 billion, or 37%, of hospital spending in 1999, according to the most recent data available from the Centers for Medicare & Medicaid Services (CMS). By 2020, the percentage of people over age 65 is projected to increase to approximately 17%, according to a study published in Health Affairs (May/June 2000). Hospital utilization is significantly higher among older people. According to a 2005 report published by the U.S. Department of Health and Human Services, the 2002 discharge rate for people over the age of 65 was approximately three times higher than for the population as a whole.

•

The 55-to-64 age group is expected to increase from 29 million Americans in 2004 to 40 million in 2014. One-half of people in this age group – which includes the oldest baby boomers – have high blood pressure, and two in five are obese. They are, in general, in worse medical condition than Americans born a decade earlier were when they were in this age group.

•

Healthcare spending for public and private payors increased 7.9% in 2004, according to the latest CMS data where hospital spending represented about one-third of the total and increased 8.6% compared to 8.2% in recent years.

An expected outcome of an expanding older population, anticipated to increasingly require hospital services, is a pronounced shortage of RNs. Contributing to this shortage is a rapidly aging population of working RNs and a nurse education system constrained by a lack of teaching facilities as well as an aging faculty. Hospitals and other healthcare facilities utilize outsourced nurse staffing as a means to supplement their own recruitment and retention efforts, and in the process gain flexibility and a variable cost structure in managing their changing nurse staffing requirements. Similarly, RNs have turned to outsourced nurse staffing for greater job flexibility and better working conditions.

Temporary Nurses

The most common temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses. Travel nurse staffing involves placement of RNs on a contract basis typically for a 13 week assignment, although assignments may range from several weeks to one year. Travel assignments usually involve temporary relocation to the geographic area of the assignment. Travel nurses provide hospitals and other healthcare facilities with the flexibility and variable cost to manage changes in their staffing needs due to shifts in demand, represent a pool of potential full-time job candidates, and enable healthcare facilities to provide their patients with a greater degree of continuity of care than per diem nurses. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements. Per diem nurse staffing comprises the majority of outsourced temporary nurse staffing and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice of assignments by the hospital client.

Demand Dynamics

The market for our healthcare staffing services is typically influenced by the level of demand for our healthcare staffing services by hospital customers, and the available supply of RNs and other healthcare professionals. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long-term by an aging population and an increasing shortage of nurses.

Currently, the market for our healthcare staffing services reflects a substantially higher level of demand, as measured by the average monthly number of open orders from our hospital clients, compared to a year ago. We believe this is due to improved labor dynamics that have created increased nurse turnover at hospitals, which has led to a greater supply of RNs seeking travel assignments with us and modest price increases for our nurse staffing services. Despite this more favorable environment for our core nurse staffing business, hospital in-patient admissions trends remain relatively flat with low near-term expectations for growth. We are encouraged by the favorable shift in market conditions during 2005. We also believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment were present during 2005, particularly the improvement in pricing.

From approximately mid-2002 through 2004, we believe several factors combined to reduce demand for outsourced nurse staffing services. These factors included: (1) a business cycle where hospitals were more focused on increasing staff nurse productivity and reducing their utilization of outsourced nurse staffing; (2) the effects of a soft national job market that resulted in more full-time and part-time RNs working more shifts directly for hospital employers at prevailing wages as well as pushing nurses not working in the healthcare workforce back into hospitals; (3) relatively low hospital admissions growth; and (4) a corresponding reduction in RNs seeking travel assignments due to a decline in the amount and diversity of staffing opportunities. This decline followed a five-year period from 1997 through 2002 where outsourced labor used by hospitals increased by 72%, according to a study by Shoemaker and Howell (August 2004).

Using temporary personnel enables healthcare providers to vary their staffing levels to match the changes in demand for their permanent staff caused by both planned and unplanned vacancies as well as variability in patient admissions. Healthcare providers also use temporary personnel to address budgeted shortfalls due to vacancy rates and to manage seasonal fluctuations in demand for their services. The following factors create seasonal fluctuations in demand for healthcare personnel:

•

Seasonal population swings in the sun-belt states of Florida, Arizona and California in the winter months and the Northeast and other geographical areas in the summer months; and

•

Seasonal changes in occupancy rates that tend to increase during the winter months and decrease during the summer months.

The Staffing Industry Report, an independent staffing industry publication, estimates that $11.7 billion in revenue was generated in the total U.S. healthcare staffing market in 2005, a 5% increase from 2004. It also projects that in 2006 healthcare staffing will increase 7% to $12.5 billion – returning to the same level that was generated in 2002. The U.S. healthcare staffing market includes temporary staffing of travel nurses, per diem nurses, allied health professionals and locum tenens (physicians). We believe that approximately $60 to $65 billion is spent annually on nursing labor by acute care hospitals. We estimate that historically about 8% to 10% of hospital nurse staffing is outsourced where utilization reflects approximately 25% travel nurse staffing and 75% per diem nurse staffing. However, as a result of lower overall demand during the past few years, we estimate about 7% to 8% of hospital nurse staffing is currently outsourced, representing approximately $4.5 billion to $5.0 billion of the total.

Hospital Construction

The United States is in the midst of the largest hospital construction expansion cycle in a half-century, which industry experts estimate began in 2002. The hospital industry has spent approximately $100 billion in the past five years on new facilities, up 47% from the previous five years, according to the Census Bureau. Total spending on healthcare facilities is expected to increase to a record high of approximately $40.2 billion in 2006, a continuation of the estimated $23.7 billion spent in 2005. Over the next four years, construction spending is forecast to rise sharply in each year, reaching a projected $57.2 billion in 2010. We believe initial staffing of new and expanded facilities drives greater utilization of contract labor.

Supply Dynamics

There are approximately 2.9 million licensed RNs in the U.S. according to information published in December 2005 by the U.S. Department of Health and Human Services (HRSA) based on survey findings from March 2004. Of this total, approximately 2.4 million (83%) are employed in nursing and 17% were not employed in nursing. Of the total RN population, 1.7 million (58%) RNs work full-time, 725,000 (25%) work part-time. With respect to employment settings, the largest and most significant is hospitals where nearly 1.4 million RNs of the 2.4 million RNs in the nursing workforce are employed.

The nursing shortage is expected to grow over the coming decades due to the demographics of an aging population and an aging RN workforce that is approaching retirement age. A Fitch Ratings report (May 2003) projects that by 2012 the number of retiring nurses will exceed the number of new nurses entering the profession. According to the recently published HRSA survey, the average age of RNs is approximately 47 years, up from the average age of 45 in 2000 and more than four years older than in 1996. In addition, the percent of RNs over 54 years of age increased to 26% in 2004 from 17% in 1980. The largest group of RNs in 1980 was age 25 to 29, in 1992 the largest group was 35 to 39 years of age, in 2000 it was 40 to 44 years of age, and in 2004 it was the 45 to 49 age group. We believe age 50 is approximately when full-time RNs typically consider retiring from the workforce or switch to part-time status and significantly reduce the number of hours worked directly for hospital employers, because of the physical demands of the job in acute care hospitals.

There is no empirical evidence that the nursing shortage improved, according to a national survey of RNs and physicians conducted in 2004 and published later that year in Health Affairs. This study found that a majority of RNs (82%) and doctors (81%) perceived shortages of RNs in the hospitals where they worked or admitted most of their patients. Similarly, hospitals nationwide report feeling pressed by rising demand and limited capacity as they continue to experience nursing shortages, according to a 2005 survey of hundreds of hospital CEOs by the American Hospital Association. The respondents reported that hospital caregivers – particularly nurses – continue to fall far short of the demand for care. Hospitals had an average 8% nurse vacancy rate and 40% of hospital CEOs said that recruiting nurses has become more difficult in the past year.

More recently, one-third of the older RNs said they intend to leave their jobs within the next three years and nearly half will retire, according the findings of a recent study published in the November-December 2005 issue of Nursing Economics. Longer term, the nursing workforce is projected to shrink to 2.2 million by 2020 according to a U.S. Bureau of Labor

Statistics report (February 2004),  putting the demand for RNs at 2.9 million in 2012, up from 2.3 million in 2002. Reflecting this imbalance, a 2003 Nursing Shortage Update by Fitch, Inc. (Fitch) estimates that thirty states are currently experiencing a shortage, and by 2020, 44 states and the District of Columbia are projected to have shortages.

Educating Nurses

The shortage of nurses is mirrored by a corresponding shortage of nursing faculty, which is even older than the average age of RNs. In addition, the Honor Society of Nursing reported a 7% vacancy rate for nursing faculty positions. Part of the challenge is that the minimum credential to educate nurses at the associate degree level is a master’s degree, and a baccalaureate degree is required to get a master’s degree. The constraint in the baccalaureate training programs is expected to exacerbate the future shortage of nurse educators. The American Association of Colleges of Nursing (AACN) believes that baccalaureate-degreed RNs are five times more likely to pursue a higher degree than associate-degreed nurses. The AACN reported a 10% drop in nurses graduating with doctoral degrees in 2004 from the prior year.

According to a Health Affairs article (November/December 2003), nursing school enrollment would have to increase 40% annually over the next decade to put enough RNs in the pipeline to replace the number of nurses expected to retire. In 2005, enrollment in bachelor-degree nursing programs increased 13% and graduations from entry-level baccalaureate programs increased 19%. However, the AACN believes these gains are still not enough to avert a federally projected shortfall of 800,000 nurses by 2020. It estimates that in 2005, nursing colleges and universities turned away more than 32,000 qualified applications for nursing bachelor’s programs. Similarly, the National League for Nursing, which also accredits nursing degree programs, estimates that schools rejected approximately 33,300 qualified applications for bachelor’s degree nursing programs and another 110,500 rejected qualified applications for associate nursing degrees.

Similarly, in 2005 the number of domestically trained nurses sitting for the National Council of State Boards of Nursing (NCLEX) licensing exam, which is required for all new nurses entering the profession in the U.S., increased 14% to 99,200 from the number of RNs that took this exam a year earlier. This represents the fifth consecutive year of growth since the most recent low point in 2001 and surpasses the previous peak in 1995 when approximately 94,500 RNs took this exam.

Overall, we believe that moderate increases in enrollment and graduations from bachelor and associate degree nursing programs as well as corresponding increases in RNs taking and passing the NCLEX exam are positive dynamics for the nursing profession, as a whole, representing an expansion in the future supply of younger and mobile RNs. Based on our historical experience, we anticipate that, over time, this dynamic will lead to increases in our applicant activity of RNs seeking travel assignments with us. This is particularly relevant as the nurse staffing industry transitions toward what is for us a more favorable environment, and the next phase of the nursing shortage is exacerbated by more RNs retiring from the nursing workforce than younger RNs entering the profession.

Legislative Dynamics

In the context of a worsening nursing shortage and legislation enacted in California mandating minimum hospital patient-to-nurse ratios, a study published in the Journal of the American Medical Association (JAMA – October 23/30, 2002) researched hospital patient-to-nurse ratios that ranged from 4:1 to 8:1 and found that the odds of patient mortality within 30 days of admission increased by 7% for every additional patient in the average nurse’s workload in the hospital as well as an identical outcome among patients who experienced complications (failure-to-rescue). The study concluded that, all else being equal, substantial decreases in mortality rates could result from increasing registered nurse staffing, especially for patients who develop complications.

A more recent Health Affairs article (January 2006), suggested that approximately 6,700 deaths and 70,400 complications could be avoided each year if U.S. hospitals were to adopt nurse staffing strategies, which in part included increasing the size and skill level of their nursing workforce.

These studies join a growing body of research and concerns raised by consumer groups about the quality of care provided in healthcare facilities and by nursing organizations about the increased workloads and pressures on nurses. Legislation addressing patient-to-nurse ratios and limiting mandatory nurse overtime has already been passed or introduced at federal and state levels. The passage of such legislation is expected to increase the demand for nurses.

Federal Legislation

Nurse Staffing Plans and Nurse-to-Patient Ratio Legislation

•

During 2005, the U.S. Senate introduced the Registered Nurse Safe Staffing Act of 2005 that would require Medicare providers to disclose staffing levels and patient outcomes. A companion bill was introduced in the U.S. House of Representatives. H.R. 1372 (Quality Nursing Care Act) and seeks to establish nurse staffing level requirements for Medicare-participating hospitals. H.R. 4349 (Patient Safety Act) and seeks to require Medicare providers to report, among other things, the number of nurses and unlicensed professionals who provide direct care, and the average number of patients per nurse or unlicensed professionals who provide direct care.

Mandatory Overtime

•

During 2005, companion bills were introduced in the U.S. House of Representatives and the U.S. Senate that would limit mandatory overtime for nurses. H.R. 791 and S. 351 (Safe Nursing and Patient Care Act) seek to prohibit a hospital receiving Medicare payments from requiring a nurse to work beyond a predetermined work schedule, more than 12 hours during a 24-hour period, or more than 80 hours during a 14-day period except during an emergency.

State Legislation

Nurse Staffing Plans and Nurse-to-Patient Ratio Legislation

•

The California Safe Hospital Staffing law went into effect January 1, 2004, requiring all hospitals in the state to have enough nurses to provide each patient with safe and quality care. These ratios set a cap on the number of patients for which any one nurse can be responsible, recognizing that the standard for patient care remains staffing based on patient acuity. This ratio legislation incorporated phased-in implementation dates of January 1, 2004, 2005, and 2008. In 2004, California state regulators found that more than half the hospitals they reviewed were in violation of the ratios, most commonly in emergency rooms, medical-surgical units and telemetry units. Certain state governmental actions and related legal matters served to delay the next legislated phase-in of even tighter patient ratios until approximately March 2005.

•

In January 2006, legislation to establish nurse staffing requirements was prefiled in the Florida House of Representatives and the Florida Senate. During 2005, legislation/regulation related to nurse staffing plans and minimum nurse-to-patient ratios was enacted in New Jersey, Oregon and Rhode Island. Similar legislation related to nurse staffing plans and minimum nurse-to-patient ratios was introduced in California, Connecticut, Florida, Hawaii, Iowa, Illinois, Indiana, Kansas, Massachusetts, Maryland, Michigan, Missouri, New York, Pennsylvania, Rhode Island, Vermont, Washington and West Virginia.

•

During prior years, the states of Connecticut, Hawaii, Missouri and Tennessee introduced legislation requiring healthcare facilities to institute minimum nurse-to-patient ratios. The states of California, Kentucky, Nevada, Oregon, Texas and Virginia enacted legislation requiring healthcare facilities to develop nurse staffing plans while the states of Hawaii, Illinois, Massachusetts,  Rhode Island and Washington introduced similar legislation. The state of Maine enacted legislation requiring healthcare facilities to institute both nurse staffing plans and minimum nurse-to-patient ratios while the states of Illinois, Massachusetts, Michigan, New York, Pennsylvania, Rhode Island and Tennessee introduced similar legislation.

Mandatory Overtime

•

During 2005, legislation was introduced in Alaska, Florida, Hawaii, Iowa, Michigan, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island, Tennessee and Wisconsin prohibiting or limiting the use of mandatory nurse overtime. During prior years, the states of California, Connecticut, Maryland, Maine, Minnesota, New Jersey, Oregon, Texas and West Virginia enacted legislation prohibiting or limiting the use of mandatory nurse overtime. Similar legislation was also introduced in the states of Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Jersey, Oregon, Texas, Vermont and Washington.

Additional Information About Our Business

Competitive Strengths

•

Brand Recognition. We have operated in the travel nurse staffing industry since the 1970s and have the leading nurse recruitment brand based on revenue. Our Cross Country Staffing brand is well recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and MedStaff brands are well recognized by RNs and other healthcare professionals. We believe that through our existing relationships with travel nurse staffing clients, we are positioned to effectively market our complementary per diem nurse, allied health and clinical trials staffing services. We believe our retained search business has one of the highest levels of brand recognition in its industry.

•

Strong and Diverse Client Relationships. We provide staffing solutions to a national client base of approximately 3,000 hospitals, pharmaceutical companies and other healthcare providers. No single client accounted for more than 3% of our revenue. We worked with a vast majority of the nation’s top “Honor Roll” hospitals as identified by U.S. News & World Report in its most recently published study.

•

Vendor Management Capabilities. Our Cross Country Staffing brand has the ability to provide acute care facilities with comprehensive vendor management services. By leveraging technology and its single-point of contact service model, Cross Country Staffing can manage all job orders, credential verification, candidate testing, invoicing, and management reporting.

•

JCAHO Certification. In January 2005, our Cross Country Staffing travel business received certification by the Joint Commission on Accreditation for Healthcare Organizations under its Health Care Staffing Services Certification Program. We were one of the first healthcare staffing companies and the first publicly traded company to receive this new certification. The JCAHO certification program offers independent, comprehensive evaluation of a staffing agency’s abilities to provide quality staffing services. While this JCAHO program is voluntary for healthcare staffing companies, we believe it will result in differentiation among healthcare staffing providers and expect that hospitals will increasingly look for JCAHO certification when selecting a nurse staffing company to meet their temporary staffing needs.

•

Recruiting and Employee Retention. We are a leader in recruiting and retaining highly qualified healthcare professionals. We recruit healthcare professionals from all 50 states and Canada. We also recruit RNs from certain other English-speaking foreign countries, assist them in obtaining U.S. nursing licenses, sponsor them for U.S. permanent residency visas, and then place them in domestic acute care hospitals. In 2005, thousands of healthcare professionals applied with us through our differentiated recruitment brands. Referrals generated a majority of our new candidates. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits.

•

Continuing Education. Cross Country University, the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center, enables us to provide continuing education credits to our RN field employees. Our Cross Country Education subsidiary provides accredited continuing education to other healthcare professionals.

•

Scalable and Efficient Operating Structure. At year-end 2005, the databases for our travel and per diem staffing businesses included more than 200,000 RNs and other healthcare professionals who completed job applications with us. Our size and centralized travel nurse staffing structure provide us with operating efficiencies in key areas such as recruiting, advertising, marketing, training, housing and insurance benefits. Our proprietary information systems enable us to manage virtually all aspects of our travel nurse staffing operations. Our systems are designed to accommodate significant future growth.

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

Growth Strategy

While the level of demand for outsourced healthcare staffing improved during 2005, it grew more rapidly than the available supply of RNs willing to travel. We believe this favorable demand dynamic is being driven primarily by an increase in turnover of staff nursing positions in hospitals reflecting a stronger national labor market. However, tempering demand in the nurse staffing market is, what appears to be, a continuation of flat admissions trends at acute care hospitals, which is the principal market we serve. On the demand side, we are striving to increase our market share at the hospitals we currently provide our nurse staffing services to as well as continuing to pursue prospective large users of nurse staffing services as preferred or exclusive relationships. On the supply side, we continue to recruit additional RNs and other healthcare professionals, and manage our internal capacity to efficiently and effectively meet the changing supply and demand requirements of the healthcare staffing marketplace. We intend to continue to grow our businesses by:

•

Exclusive and Preferred Provider Relationships. Exclusive vendor managed hospital customers currently represent the majority of our top ten customers nationally. We plan to continue to evaluate the optimum number of vendor managed customers and our ability to meet their nurse staffing requirements in order to achieve greater market share within such hospital customers and/or establish exclusive and preferred provider relationships with hospitals and healthcare organizations that we do not presently provide nurse staffing services to. We also plan to utilize our relationships with existing travel staffing clients to more effectively market our complementary services, including staffing of clinical trials and allied health professionals, retained search, and education and training.

•

Enhancing Our Recruitment Efforts to Increase Our Supply of RNs and Other Healthcare Professionals. Our recruitment strategy is focused on:

-

Utilizing a multi-brand approach to recruit nurses and other healthcare professionals on a domestic and international basis while segmenting the nurse marketplace with differentiated brand offerings;

-

Increasing the number of recruiters and improving the productivity of staff dedicated to the recruitment of new nurses;

-

Using the Internet to accelerate the recruitment-to-placement cycle;

-

Expanding our advertising presence to reach more nursing professionals; and

-

Increasing the number of referrals from existing field employees by providing them with superior service.

•

Increasing Our Market Presence in the Per Diem Staffing Sector. We intend to use our existing brand recognition, client relationships and database of nurses who have expressed an interest in flexible-term assignments to expand our per diem services to the acute care hospital market. Our MedStaff subsidiary provides the vast majority of our presence in per diem staffing services.

•

Acquiring Complementary Businesses. We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence.

Competitive Environment

The nurse staffing industry is highly competitive. While barriers to entry are relatively low, achieving substantial scale is more challenging. Of the market for outsourced nurse staffing services used by hospitals, we believe that approximately 25% is travel nurse staffing and approximately 75% is per diem nurse staffing. We compete with a number of nationally and regionally focused travel nurse staffing companies that have the capabilities to relocate nurses. The per diem nurse staffing sector is highly fragmented and comprised of numerous temporary nurse staffing agencies that are typically small local providers, as well as providers with regional or national focus. National competitors in nurse staffing include AMN Healthcare Services, Inc., Medical Staffing Network Holdings, Inc. and InteliStaf Healthcare, Inc. In addition, the markets for our clinical trials, allied staffing services and healthcare-oriented human capital management services are highly competitive and highly fragmented, with limited barriers to entry.

The principal competitive factors in attracting qualified candidates for temporary employment include a large national pool of desirable assignments, salaries and benefits, quality of accommodations, speed of placements, quality of service and recruitment teams, as well as reputation. We believe that healthcare professionals seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing firms, and that multiple staffing companies have the opportunity to place employees with many of our clients. Therefore, the ability to respond to candidate inquiries and submit candidates to clients more quickly than our competitors is an important factor in our ability to fill assignments. We focus on retaining field employees by providing long-term benefits, such as 401(k) plans and bonuses. Although we believe that the relative size of our database and economies of scale derived from the size of our operations make us an attractive employer for nurses seeking travel opportunities, we expect competition for candidates to continue.

The principal competitive factors in attracting and retaining temporary healthcare staffing clients include the ability to fill client needs, price, quality assurance and screening capabilities, compliance with regulatory requirements, an understanding of the client’s work environment, risk management policies and coverages, and general industry reputation. In addition, the level of demand for outsourced nurse staffing is influenced by in-patient admissions, national healthcare spending on hospital care, general economic conditions and its impact on national, regional and local labor markets, and the corresponding supply of full-time and part-time hospital-based nurses willing to work at prevailing hospital wages.

Regulatory and Professional Liability

In order to service our client facilities and to comply with OSHA and JCAHO standards, we have a risk management program. The program is designed to, among other things, protect against the risk of negligent hiring. Effective October 2004, we implemented for the majority of our working nurses and other healthcare professionals individual occurrence-based professional liability insurance policies with no deductible, which substantially replaced a $2.0 million per-claim layer of self-insured exposure. For our remaining working nurses and other healthcare professionals we provide primary coverage through insurance policies that contain a $2.0 million per-claim self-insured retention layer, which also provides us coverage related to other risks, such as negligent hiring. Separately our MedStaff subsidiary has a claims-made professional liability policy with a limit of $2.0 million per occurrence and $4.0 million in the aggregate and a $25,000 deductible. Subject to certain limitations, we also have up to $10.0 million in umbrella liability insurance coverage after the individual policies, MedStaff’s policy and the $2.0 million primary coverage has been exhausted. While the implementation of the individual policies has substantially reduced our self-insured exposure and is expected to gradually reduce our professional liability expense going forward, the potential exists for other claims to emerge under the old claims-made policies, although the likelihood diminishes over time.

Professional Licensure

Nurses and most other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff are frequently required to have been certified to provide certain medical care, such as CPR (cardiopulmonary resuscitation) and ACLS (Advanced Cardiac Life Support), depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, comply with all applicable state laws.

Business Licenses

A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide services on-site at hospitals and other healthcare facilities to support or supplement the hospitals’ or healthcare facilities’ workforces. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses can result in injunctions against operating, cease and desist orders, and/or fines. We endeavor to maintain in effect all required state licenses.

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

Immigration

Changes in immigration law and procedures following September 11, 2001, have slowed down our ability to recruit foreign nurses to meet demand, and changes to such procedures in the future could further hamper our overseas recruiting efforts. In addition, our use of foreign nurses may entail greater difficulty in ensuring that each professional has the proper credentials and licensure.

Regulations Applicable to Our Business

Our business is subject to extensive regulation by numerous governmental authorities in the United States. These complex federal and state laws and regulations govern, among other things, the validity of our foreign nurses working in the U.S., the licensure of professionals, the payment of our employees (e.g. wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. We conduct business on a national basis and are subject to the laws and regulations applicable to our business in such states, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Employees

As of December 31, 2005, we had approximately 1,025 corporate employees and during 2005 had an average of 5,573 full-time equivalent field employees. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

Available Information

Financial reports and filings with the Securities and Exchange Commission (SEC), including this report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our Internet website, www.crosscountry.com.

Item 1A.

Risk Factors.

You should carefully consider the following risk factors, as well as the other information contained in this Annual Report on Form 10-K.

Although demand for outsourced nurse staffing has declined from the historically high levels reached during the peak years of 2000 and 2001, industry dynamics are such that we are still unable to recruit enough nurses to meet our clients’ demands for our nurse staffing services, limiting the potential growth of our nurse staffing business.

We rely significantly on our ability to attract, develop and retain nurses and other healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. Although demand by our clients has slowed down, at this time we still do not have enough nurses to meet our clients’ demands for our nurse staffing services. This shortage of nurses limits our ability to grow our nurse staffing business. Furthermore, we believe that the aging of the existing nurse population and lower enrollments in nursing schools will further exacerbate the existing nurse shortage.

The costs of attracting and retaining qualified nurses and other healthcare professionals may rise more than we anticipate.

We compete with hospitals and other healthcare staffing companies for qualified nurses and other healthcare professionals. Because there is currently a shortage of qualified healthcare professionals, competition for these employees is intense. To induce healthcare professionals to sign on with them, our competitors may increase hourly wages or other benefits. If we do not raise wages or other benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

Our costs of providing housing for nurses and other healthcare professionals may be higher than we anticipate and, as a result, our margins could decline.

At any given time, we have several thousand apartments on lease throughout the U.S. Typically the length of an apartment lease is coterminous with the length of the assignment of the nurse or other healthcare professional. If the costs of renting apartments and furniture for our nurses and other healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s housing lease exceeds the term of the nurse’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, typically 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing, or, to avoid such risk, we may forego otherwise profitable opportunities.

Our clients may terminate or not renew their staffing contracts with us.

Our travel staffing arrangements with hospital clients are generally terminable upon 30 or 90 days’ notice. We may have fixed costs, including housing costs, associated with terminated arrangements that we will be obligated to pay post-termination.

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

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting efficiently.

Losses caused by natural disasters, such as hurricanes could cause us to suffer material financial losses.

Catastrophes can be caused by various events, including, but not limited to, hurricanes and other severe weather. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure and the severity of the event. While the Company is insured for certain catastrophes, there can be no assurance that any such exposure would not exceed the insured amount and, therefore, the Company could suffer material financial losses as a result of such catastrophe.

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

We are spending an increased amount of management’s time and resources, since the inception of the Sarbanes-Oxley Act of 2002, to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. The compliance requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. If we are not able to timely comply with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

Future changes in reimbursement trends could hamper our clients’ ability to pay us.

While in most cases our fees are paid directly by our clients rather than by governmental or third-party payors, many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry and other human capital management services through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisition or could raise the prices of acquisitions and make them less accretive to our earnings. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain lender’s approval for any acquisition over $25.0 million, or any acquisition that would put us over $75.0 million in aggregate payments during the term of the agreement, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, negligent hiring, product liability or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

A key component of our business is the credentialing process. Ultimately, any hospital or other health care provider is responsible for its own internal credentialing process, and the provider typically makes the hiring decision for travel assignments. Nevertheless, in many situations, the provider will be relying upon the reputation and screening process of our Company. Errors in this process, or failure to detect a poor or incorrect history, could have a material effect on our reputation. In addition, we may not have access to all of the resources that are available to hospitals to check credentials.

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

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those estimated by our current assessments. New or adverse developments in existing litigation claims or legal proceedings involving our Company could also require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results for future periods.

Our indemnity from W. R. Grace & Co. (Grace), in connection with our acquisition of the assets of Cross Country Staffing, may be materially impaired by Grace’s financial condition.

In connection with our acquisition from Grace of the assets of Cross Country Staffing in July 1999, our predecessor, Grace agreed to indemnify us against damages arising out of the breach of certain representations or warranties of Grace, as well as against any liabilities retained by Grace. In March 2001, Grace filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. This bankruptcy filing could materially impair Grace’s obligations to indemnify us.

Until the sale by certain selling stockholders of a significant portion of their shares, those selling stockholders will be able to substantially influence the outcome of all matters submitted to our stockholders for approval, regardless of the preferences of other stockholders.

Charterhouse Equity Partners III, (CEP III) and CHEF Nominees Limited (CHEF) own approximately 20% of our outstanding common stock. Accordingly, they will be able to substantially influence:

•

the election of directors;

•

management and policies; and

•

the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Currently, our Board of Directors is comprised of eight members, two of whom are designees of the CEP Investors. Under our stockholders’ agreement, the CEP Investors have the right to designate two directors for nomination to our board of directors. This number decreases (i) to one director if CEP reduces its ownership by more than 50% of their holdings prior to our initial public offering and (ii) to zero upon a reduction of ownership by more than 90% of their holdings prior to our initial public offering. Their interests may conflict with the interests of the other holders of Common Stock.

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

In the aftermath of the terrorist attacks on September 11, 2001, we experienced a temporary interruption of normal business activity. Similar events in the future or armed conflicts involving the United States could result in additional temporary or longer-term interruptions of our normal business activity and our results of operations. Future terrorist attacks could also result in reduced willingness of nurses to travel to staffing assignments by airplane or otherwise.

CEP III has demand rights to cause us to file a registration statement under the Securities Act covering resales of its stock and sales of this stock could cause our stock price to decline.

CEP III has demand rights to cause us to file, at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 20% of our outstanding common stock. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and are subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

In addition, we registered 4,398,001 shares of common stock for issuance under our stock option plans. Options to purchase 2,498,230 shares of common stock were issued and outstanding as of February 28, 2006, of which, options to purchase 2,488,730 shares were vested. Common stock issued upon exercise of stock options, under our benefit plans, is eligible for resale in the public market without restriction.

We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 2.

Properties.

We do not own any real property. Our principal leases as of December 31, 2005 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters	70,406	May 1, 2013
Newtown Square, Pennsylvania (a)	Staffing administration and general office use	35,000	July 31, 2006
Malden, Massachusetts	Staffing administration and general office use	31,662	June 30, 2009
Clayton, Missouri	Retained search headquarters	20,539	November 30, 2008
Durham, North Carolina	Clinical research and trials staffing headquarters	34,635	September 30, 2013
Tampa, Florida	Staffing administration and general office use	15,698	December 31, 2007
Nashville, Tennessee	Education training corporate office	12,514	August 31, 2007

———————

(a)

We executed a lease for office space in Newtown Square, PA, in February 2006, to replace this property. The new lease is for 7 years and 5 months (with an option to renew for 5 years) and the size of the space is 31,959 square feet. The commencement date of the lease has not been determined as of the date of this filing.

Item 3.

Legal Proceedings.

On August 26, 2003, a purported class action lawsuit (Theodora Cossack, et. Al. v. Cross Country TravCorps and Cross Country Nurses, Inc.) was filed in the Superior Court of the State of California, for the County of Orange, naming Cross Country TravCorps, Inc. and Cross Country Nurses, Inc. as defendants. Plaintiffs plead causes of action for (1) Violation of California Business and Professions Code §§ 17200, et. Seq; (2) Violations of California Labor Code §§ 200, et. Seq; (3) Recovery of Unpaid Wages and Penalties; (4) Conversion; (5) Breach of Contract; (6) Common Counts – Work, Labor, Services Provided; and (7) Common Counts – Money Had and Received.

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

On February 10, 2006, the Superior Court of the State of California granted plaintiff leave to amend the complaint to add causes of actions alleging defendant’s failure to pay for missed meal periods and rest breaks.

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

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for breach of contract, unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nation wide (rather than a California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods, suffered employees to work in excess of 16 hours per day, and breached employment contracts as to the terms of compensation for all hours worked and the provision of compensated meal and rest periods. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs. On February 27, 2006, the United States District Court for the Central District of California filed an order denying plaintiff’s certification of a collective action pursuant to 29 U.S.C. Section 216(b) (Fair Labor Standards Act claims) without prejudice and holding on submission plaintiff’s Rule 23 motion for certification of a class action solely with respect to California employees based on California law. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of two medical malpractice lawsuits filed in December 2002 and March 2003 (Nika Yarandi, by her parents, Fereidoon Yarandi & Victoria Yarandi, and Fereidoon Yarandi & Victoria Vahdani, individually vs. Cross Country TravCorps, Inc., et al.; and Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.), respectively, in the Circuit Court of Cook County, Illinois. Both lawsuits relate to nursing services provided by nurses supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurses supplied by Cross Country TravCorps were negligent in their care and treatment of Plaintiffs who were maternity patients at the facility in Chicago. The nurses’ alleged negligent failure to appropriately monitor each Plaintiff in their labor and delivery allegedly caused the minor Plaintiffs to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct defendants in the lawsuits. During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to these cases. The Company is currently engaged in settlement discussions and expects to settle these matters consistent with the previously established accrual range.

Item 4.

Submission Of Matters To A Vote Of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

	Closing Sale Prices
Calendar Period	High	Low
2005
Quarter Ended March 31, 2005	$17.46	$15.09
Quarter Ended June 30, 2005	$18.25	$15.80
Quarter Ended September 30, 2005	$20.17	$17.67
Quarter Ended December 31, 2005	$19.12	$16.72

2004
Quarter Ended March 31, 2004	$19.31	$15.72
Quarter Ended June 30, 2004	$18.44	$16.09
Quarter Ended September 30, 2004	$17.63	$13.92
Quarter Ended December 31, 2004	$19.35	$14.83

As of March 2, 2006, there were 127 stockholders of record of our common stock. In addition, there are approximately 5,000 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. We currently intend to use available cash from operations for use in the operation and expansion of our business or to retire debt, to repurchase our common stock or to possibly pay cash dividends. Covenants in our credit facility limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. As of December 31, 2005, we were limited to $24.3 million to be used for either dividend and/or stock repurchases.

During 2005, we granted options to purchase a total of 319,000 shares of common stock to employees, including certain senior managers, at a weighted average exercise price of approximately $15.75 per share. Such grants were deemed exempt from registration under the Securities Act in reliance on either: (1) Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701; or (2) Section 4(2) of the Securities Act, including Regulation D thereunder, as transactions by an issuer not involving any public offering.

With respect to equity compensation plans as of December 31, 2005, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,512,266	$ 14.01	692,477
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	2,512,266	$ 14.01	692,477

On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended December 31, 2005, we purchased 110,100 shares of common stock at an average cost of $17.73 per share pursuant to its current authorization. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2005	56,100	$17.22	56,100	287,772
November 1 – November 30, 2005	7,500	$18.27	7,500	280,272
December 1 – December 31, 2005	46,500	$18.25	46,500	233,772
Total October 1 – December 31, 2005	110,100	$17.73	110,100	233,772

Item 6.

Selected Financial Data.

The selected consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this report. The selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Year Ended December 31,
	2005 (a)	2004 (b)	2003 (b) (c)	2002 (b)	2001 (b)
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Income Data
Revenue from services	$645,393	$654,111	$673,102	$626,109	$504,364
Operating expenses:
Direct operating expenses	503,103	509,571	519,840	478,550	377,291
Selling, general and administrative expenses	104,798	99,535	95,736	82,465	68,560
Bad debt expense	1,177	957	1,350	162	1,274
Depreciation	5,159	5,140	4,371	3,397	2,700
Amortization	1,424	1,580	2,990	2,644	13,088
Non-recurring secondary offering costs (d)	—	—	16	886	—
Total operating expenses	615,661	616,783	624,303	568,104	462,913
Income from operations	29,732	37,328	48,799	58,005	41,451
Other expenses:
Interest expense, net	3,458	4,789	4,797	4,172	16,185
Loss on early extinguishment of debt (e)	1,359	—	960	—	8,000
Income from continuing operations before income taxes	24,915	32,539	43,042	53,833	17,266
Income tax expense	(9,575)	(11,936)	(16,657)	(20,833)	(7,646)
Income from continuing operations	15,340	20,603	26,385	33,000	9,620
Discontinued operations, net of income taxes:
(Loss) income from discontinued operations (f)	(588)	56	(564)	(3,217)	(741)
Loss on disposal (f)	—	—	—	—	(207)
Net income	$14,752	$20,659	$25,821	$29,783	$8,672
Net income (loss) per common share – basic:
Income from continuing operations	$0.48	$0.65	$0.82	$1.02	$0.39
Discontinued operations	(0.02)	0.00	(0.02)	(0.10)	(0.04)
Net income	$0.46	$0.65	$0.80	$0.92	$0.35
Net income (loss) per common share – diluted:
Income from continuing operations	$0.47	$0.63	$0.81	$0.98	$0.38
Discontinued operations	(0.02)	0.00	(0.02)	(0.10)	(0.04)
Net income	$0.45	$0.63	$0.79	$0.88	$0.34
Weighted-average common shares outstanding:
Basic	32,228,978	31,992,752	32,090,731	32,432,026	24,881,218
Diluted	32,773,634	32,578,319	32,530,563	33,653,433	25,222,936

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Net cash dollars in thousands)
Other Operating Data
FTE’s (g)	5,573	5,756	5,917	5,535	4,816
Weeks worked (h)	289,796	299,312	307,684	287,820	250,432
Average healthcare staffing revenue per FTE per week (i)	$2,068	$2,045	$2,069	$2,046	$1,865
Net cash provided by operating activities	$30,790	$43,268	$51,799	$42,690	$19,795
Net cash (used in) provided by investing activities	$(8,412)	$4,007	$(109,477)	$(19,834)	$(42,321)
Net cash (used in) provided by financing activities	$(22,378)	$(47,275)	$40,468	$(8,382)	$25,262

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Consolidated Balance Sheet Data
Working Capital	$70,870	$71,929	$79,532	$78,148	$72,732
Cash and cash equivalents	$—	$—	$—	$17,210	$2,736
Total assets (j)	$481,661	$455,995	$474,724	$390,827	$361,980
Total debt	$25,429	$42,274	$93,738	$42,815	$48,865
Stockholders’ equity	$359,286	$346,374	$320,523	$300,832	$269,927

———————

(a)

During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to certain professional liability cases. Refer to discussion in Legal Proceedings and the footnotes to our financial statements (Note 9 – Commitments and Contingencies).

(b)

Certain prior year data has been reclassified to conform to the current year presentation.

(c)

Includes results of operations of MedStaff, from June 5, 2003, the date of its acquisition.

(d)

Non-recurring secondary offering costs were $0.9 million, all relating to expenses incurred as a result of our secondary offering in March 2002. We did not receive any proceeds from this offering and, accordingly, did not capitalize any of the associated costs.

(e)

Loss on early extinguishment of debt in the year ended December 31, 2005 relates to the write-off of debt issuance costs associated with the prior credit facility, which was refinanced in the fourth quarter of 2005. Loss on early extinguishment of debt in the year ended December 31, 2003 relates to the write-off of debt issuance costs associated with the early termination of our prior amended credit facility as a result of our refinancing in connection with the MedStaff acquisition. Loss on early extinguishment of debt recorded in the period ended December 31, 2001 represents the write-off of debt issuance costs relating to a repayment of $134.5 million of debt and a prepayment penalty relating to the early termination of $38.8 million of subordinated debt. The debt was repaid with proceeds from our initial public offering of common stock in October 2001.

(f)

Reflects the operating results of Cross Country Consulting, Inc., E-Staff, Inc. (E-Staff), and HospitalHub, Inc (HospitalHub). Cross Country Consulting, Inc. results are included in the years ended December 31, 2005, 2004, 2003, and 2002. The Company participated in the consulting business in 2001 but at that time did not segregate their results separately and the results were immaterial to the total consolidated results. Accordingly, the consolidated income statement for the year ended December 31, 2001 has not been reclassified. In March 2002, we committed to a formal plan to dispose of E-Staff. E-Staff ceased operations in the first quarter of 2003. HospitalHub began operations in 1999. We completed the divestiture of HospitalHub, Inc. during the second quarter of 2001.

These amounts also include: 1) a $3.7 million pretax ($0.7 million after tax) gain recognized in the year ending December 31, 2004 relating to the sale of assets of our Jennings Ryan & Kolb and Gill/Balsano Consulting businesses to a third party; and 2) impairment charges relating to our valuation of discontinued net assets of $0.8 million and $4.1 million in the years ended December 31, 2004 and 2002, respectively. The remaining consulting practice was shut down in the third quarter of 2005 and, as a result, the shut-down costs were allocated to the impairment charge related to that business.

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

(j)

The Company has classified its consolidated balance sheet for the years ended December 31, 2005 through 2002, in accordance with the provisions of EITF 03-08, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts, as explained in the notes to the consolidated financial statements. This reclassification was not made for the year ended December 31, 2001, as the amount of reclassification would be immaterial to total assets.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Financial Data, Risk Factors, Forward-Looking Statements and our consolidated financial statements and the accompanying notes and other data, all of which appear elsewhere in this annual report on Form 10-K.

Certain prior year information has been reclassified to conform to the current year’s presentation.

Overview

We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment represented approximately 93% of our 2005 revenue and is comprised of travel and per diem nurse staffing, allied health staffing, as well as clinical research trials staffing. Travel nurse staffing represented approximately 74% of this business segment’s revenue. Other staffing services include the placement of allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, and the placement of clinical research professionals. Our other human capital management services business segment represented approximately 7% of our 2005 revenue and consists of education and training and retained search services. For the year ended December 31, 2005, our revenue was $645.4 million, income from continuing operations was $15.3 million, or $0.47 per diluted share, and net income was $14.8 million, or $0.45 per diluted share. During 2005, we generated $30.8 million in cash flow from operations and we reduced our total debt to $25.4 million at year-end, resulting in a debt to total capitalization ratio of 7% as of December 31, 2005.

In general, we evaluate the Company’s financial condition and operating results by monitoring several key volume and profitability indicators such as number of orders, contract bookings, number of FTEs, price, and contribution income (see Segment Data). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition.

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

We operate differentiated nurse recruiting brands consisting of Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local and Assignment America to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe that these professionals are attracted to us because we offer a wide range of diverse assignments at attractive locations, competitive compensation and benefit packages, as well as high levels of customer service.

Currently, the market for our healthcare staffing services reflects a substantially higher level of demand, as measured by the average monthly number of open orders from our hospital clients, compared to a year ago. We believe this is due to improved labor dynamics that have created increased nurse turnover at hospitals, which has led to a greater supply of RNs seeking travel assignments with us and to modest price increases for our nurse staffing services. Despite this more favorable environment for our core nurse staffing business, hospital in-patient admissions trends remain relatively flat with low near-term expectations for growth. Typically, as admissions increase, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. We believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment were present during 2005, particularly the more favorable pricing environment.

From approximately mid-2002 through 2004, we believe several factors combined to reduce demand for outsourced nurse staffing services. These factors included: (1) a business cycle where hospitals were more focused on increasing staff nurse productivity and reducing their utilization of outsourced nurse staffing; (2) the effects of a soft national job market that resulted in more full-time and part-time RNs working more shifts directly for hospital employers at prevailing wages, as well as pushing nurses not working in the healthcare workforce back into hospitals; (3) relatively low hospital admissions growth; and (4) a corresponding reduction in RNs seeking travel assignments due to a decline in the amount and diversity of staffing opportunities. This decline followed a five-year period from 1997 through 2002 where outsourced labor used by hospitals had increased. During periods of decreased demand, we tend to experience more competitive pricing pressure.

Cross Country Staffing is our core staffing brand that markets its staffing services to hospitals and healthcare facilities throughout the U.S. as well as operates differentiated recruiting brands to recruit registered nurses and allied healthcare professionals on a domestic and international basis. As a part of its business strategy, Cross Country Staffing is pursuing and implementing exclusive and preferred provider relationships with hospital clients and group purchasing organizations. Cross Country Staffing provides clients with a suite of solutions to facilitate the efficient management of their temporary workforce while decreasing overall operating costs. These range from efficiency-enhancing technology to full vendor management solutions.

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

Revenue

Our travel and per diem nurse staffing revenue is received primarily from acute care hospitals. Our clinical trials staffing revenue is received primarily from pharmaceutical and biotechnology companies, medical device companies as well as contract research organizations. Revenue from allied health staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, sports medicine clinics and schools. Revenue from our retained search and our education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients rather than by third-party payors.

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees’ time worked but not yet paid. Each of our field employees on travel assignment works for us under a contract. These contracts typically last 13 weeks. Payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration, or OSHA, requirements, as well as any travel and housing arrangements. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. We recruit mobile contract employees for our hospital clients and provide those employees with company-leased apartments and travel-related support. We are compensated for the services we provide at a predetermined rate negotiated with our hospital clients. Approximately 99% of our field personnel are directly employed by us. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

We have also entered into certain contracts with acute care facilities to provide comprehensive vendor management services. Under these contract arrangements, we use our nurses primarily along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by us for our vendor management services.

Acquisitions

On June 5, 2003, we acquired the assets of Med-Staff, Inc. (MedStaff) for $102.2 million in cash, net of a post closing working capital adjustment, plus an earnout provision up to a maximum of $37.5 million based on 2003 performance. MedStaff did not qualify to receive any earnout payments. MedStaff is headquartered in Newtown Square, Pennsylvania, and provides travel nurse staffing services and per diem staffing of healthcare professionals to clients across the United States.

The acquisition has been included in the healthcare staffing segment and the results of MedStaff’s operations have been included in the consolidated statements of income since the date of acquisition, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. Other identifiable intangible assets were valued at $4.5 million, of which $2.4 million was assigned to hospital relations and $2.1 million was assigned to non-compete agreements, based on a third-party appraisal. These identifiable intangible assets have been assigned useful lives with a weighted-average range of 6.6 years. Approximately $77.5 million has been recorded to goodwill as the excess of purchase price over the fair value of net tangible and intangible assets acquired. Additional direct acquisition costs of $0.5 million are included as goodwill. Goodwill is expected to be deductible only for tax purposes over a 15 year life.

In connection with the acquisition, we entered into a $200.0 million senior secured credit facility consisting of a $125.0 million term loan with staggered maturities through June 2009, and a five year $75.0 million revolving credit facility. The proceeds from the term loan, along with cash on hand of $9.6 million, were used to finance the purchase of MedStaff, to repay the term loan balance on the prior credit facility, and to pay fees and expenses incurred in connection with the financing. In the fourth quarter of 2005, the Company entered into a new credit agreement that replaced this facility. Refer to Liquidity and Capital Resources for a further discussion.

The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price (a)	Potential Earnout (b)	Earnout Earned
Med-Staff	June 2003	Healthcare staffing – travel, per diem nurse, and military nurse staffing	$102.2 million	$37.5 million for full year 2003	—
Jennings Ryan & Kolb, Inc. (Sold in 2004)	March 2002	Healthcare management consulting services	$2.1 million	$1.8 million over 34 months	$1.8 million
NovaPro	January 2002	Nurse staffing	$7.6 million	—	—
Gill/Balsano Consulting, LLC (Sold in 2004)	May 2001	Healthcare management consulting services	$1.8 million	$2.0 million over 3 years	$2.0 million
ClinForce, Inc.	March 2001	Clinical trials staffing	$32.8 million	—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$6.6 million	$6.5 million over 3 years	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$1.5 million	$3.8 million over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing – nurse and allied professionals, retained search	$77.1 million	—	—

———————

(a)

Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The TravCorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of TravCorps – $32.1 million, plus the assumption of $45.0 million of debt.

(b)

All earnout periods have ended. Accordingly, we do not have any additional obligations on these earnouts.

Discontinued Operations

Discontinued operations during the years ended December 31, 2005, 2004, and 2003 include results from operations of the healthcare consulting business that was previously classified in our other human capital management services business segment. On October 4, 2004, Cross Country Healthcare sold assets of its Jennings Ryan & Kolb (JRK) and Gill/Balsano Consulting (GBC) practices to Mitretek Systems, Inc. (Mitretek) for $12.3 million in cash plus a working capital adjustment. The carrying amount of net assets sold was $7.0 million and consisted primarily of goodwill and other intangibles with a carrying amount of $6.8 million. We recognized a pre-tax gain on this transaction of $3.7 million ($0.7 million after taxes) which is included in discontinued operations in the consolidated statement of income for the year ended December 31, 2004. Net proceeds from this transaction were used to pay down $10.4 million of term loan debt. The remaining consulting practice was held for sale until the third quarter of 2005.

In the fourth quarter of 2004, we conducted an assessment of the tangible and intangible net assets of the remaining consulting practice in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Statement No. 142, Goodwill and Other Intangible Assets. Based on this assessment, we determined that the carrying amount of the net assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value. In accordance with the assessment, the Company recorded a pretax charge of $0.8 million to discontinued operations. The charge represented the impairment of goodwill in the amount of $0.4 million and a reduction in value of other tangible assets in the amount of $0.4 million.

During the third quarter of 2005, we abandoned our efforts to sell the remaining consulting practice and shut down the residual operations. We continue to account for the consulting practice as discontinued operations within the consolidated statements of income and cash flows and in the notes to the consolidated financial statements included in this Form 10-K. We estimated the remaining costs associated with the shut down of the business and recorded these costs in loss from discontinued operations in the third quarter of 2005. These costs were allocated to the impairment valuation previously recorded in the fourth quarter of 2004. In accordance with FASB Statement No. 144, any adjustments to these estimated amounts will be recorded to discontinued operation in subsequent periods. We do not expect final adjustments to be material and we expect all adjustments to be complete by the first quarter of 2006. We do not anticipate any further involvement in the consulting business going forward.

Discontinued operations during the year ended December 31, 2003, include results from operations of our E-Staff business previously included in our other human capital management services segment. E-Staff was an application service provider that had developed an Internet subscription-based communication, scheduling, credentialing and training service business for healthcare providers. During the first quarter of 2003, we abandoned our efforts to sell the E-Staff business and decided to dispose of the subsidiary by winding down its operations. E-Staff ceased operations as of March 31, 2003. At that time, we determined that approximately $0.3 million of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was taken as a loss from discontinued operations during the year ended December 31, 2003.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $302.9 million and $20.9 million, respectively, net of accumulated amortization, at December 31, 2005. We adopted the provisions of FASB No. 142 as of January 1, 2002. Accordingly, goodwill and certain other identifiable intangible assets are no longer subject to amortization. Instead, we review impairment annually. See Critical Accounting Principles and Estimates where discussed further. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. Goodwill and other intangible assets represented 90% of our stockholders’ equity as of December 31, 2005.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of income data expressed as a percentage of revenue:

	Year Ended December 31,
	2005	2004	2003
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	78.0	77.9	77.2
Selling, general and administrative expenses	16.2	15.2	14.2
Bad debt expense	0.2	0.2	0.2
Depreciation and amortization	1.0	1.0	1.1
Non-recurring secondary offering costs	—	—	0.0
Income from operations	4.6	5.7	7.3
Interest expense, net	0.5	0.7	0.7
Loss on early extinguishment of debt	0.2	—	0.2
Income from continuing operations before income taxes	3.9	5.0	6.4
Income tax expense	(1.5)	(1.8)	(2.5)
Income from continuing operations	2.4	3.2	3.9
Discontinued operations, net of income taxes	(0.1)	0.0	(0.1)
Net income	2.3%	3.2%	3.8%

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenue from services decreased $8.7 million, or 1.3%, to $645.4 million for the year ended December 31, 2005 as compared to $654.1 million for the year ended December 31, 2004. This decrease was primarily due to a decline in revenue from our healthcare staffing businesses partially offset by an increase in our revenue from other human capital management businesses. The decrease in our healthcare staffing business was mostly from our travel nurse staffing and per diem operations, but was partially offset by an increase in our allied health, clinical trials staffing, and international recruitment businesses. The increase in other human capital management business was primarily due to an increase in both our educational seminars and our retained search businesses. See Segment Information which follows for further analysis.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $503.1 million for the year ended December 31, 2005 as compared to $509.6 million for the year ended December 31, 2004. As a percentage of revenue, direct operating expenses represented 78.0% of revenue for the year ended December 31, 2005 and 77.9% for the year ended December 31, 2004. Based on specific unfavorable developments in certain professional liability cases, we increased our insurance reserves in the second quarter of 2005 by approximately $5.3 million. Refer to Legal Proceedings for a more comprehensive discussion of this litigation. Excluding this charge to direct operating expenses, our direct operating expense as a percentage of revenue would have decreased primarily due to a widening of our bill-pay spread in our travel nurse staffing business, a higher relative mix of business from our other human capital management services business segment (which operates with relatively lower direct costs than our healthcare staffing business segment), and lower field health insurance expenses.

Selling, general and administrative expenses totaled $104.8 million for the year ended December 31, 2005 as compared to $99.5 million for the year ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses were 16.2% and 15.2% for the years ended December 31, 2005 and 2004, respectively, reflecting higher compensation costs (including investments in recruitment capacity), higher health insurance costs, and a higher relative mix of business from our other human capital services business segment. Our other human capital management services businesses operate with higher selling, general and administrative expenses as a percentage of revenue than our healthcare staffing business segment.

Bad debt expense totaled $1.2 million for the year ended December 31, 2005, which represented approximately 0.2% of revenue compared to $1.0 million for the year ended December 31, 2004, which also represented approximately 0.2% of revenue.

Depreciation and amortization expense for the year ended December 31, 2005, totaled $6.6 million as compared to $6.7 million for the year ended December 31, 2004. As a percentage of revenue, depreciation and amortization expense was 1.0% for both the years ended December 31, 2005 and 2004.

Loss on early extinguishment of debt included in the consolidated statement of income for the year ended December 31, 2005, results from the write-off of debt issuance costs related to our prior senior secured credit facility that was terminated on November 10, 2005, as a result of our refinancing of this facility. Refer to Liquidity and Capital Resources for a further discussion.

Net interest expense totaled $3.5 million for the year ended December 31, 2005, as compared to $4.8 million for the year ended December 31, 2004. This decrease was primarily due to lower average borrowings outstanding during the year ended December 31, 2005 compared to the year ended December 31, 2004 partially offset by slightly higher effective borrowing cost in the year ended December 31, 2005. The effective borrowing cost for the year ended December 31, 2005 was 7.9% compared to a rate of 5.7% for the year ended December 31, 2004.

Income tax expense totaled $9.6 million for the year ended December 31, 2005, as compared to $11.9 million for the year ended December 31, 2004. The effective tax rate on continuing operations was 38.4% for the year ended December 31, 2005 compared to 36.7% in the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2004 was lower, in part, due to certain favorable adjustments relating to state tax refunds.

Discontinued operations, net of income taxes, resulted in a loss of $0.6 million in the year ended December 31, 2005 compared to income of $0.1 million in the year ended December 31, 2004. Discontinued operations in the year ended December 31, 2004 included a gain on the sale of our JRK and GBC businesses as discussed previously, which amounted to $0.7 million after taxes. Discontinued operations during the year ended December 31, 2004, also included impairment and valuation charges relating to the net assets of the remaining consulting practice that was previously held for sale, amounting to $0.8 million, pretax; net losses from operations of $0.3 million, pretax; and related income taxes.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenue from services decreased $19.0 million, or 2.8%, to $654.1 million for the year ended December 31, 2004 as compared to $673.1 million for the year ended December 31, 2003. Excluding the effect of the MedStaff acquisition, revenue decreased $64.3 million, or 10.9%. This decrease was primarily due to a decrease in revenue from our organic healthcare staffing businesses partially offset by a slight increase in our other human capital management businesses. The organic decrease in other healthcare staffing was mostly from our travel staffing operations, but was partially offset by an increase in our clinical trials staffing and international recruitment businesses. The increase in other human capital management was primarily due to an increase in our educational seminars business and our retained search business. See Segment Information which follows for further analysis.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $509.6 million for the year ended December 31, 2004 as compared to $519.8 million for the year ended December 31, 2003. As a percentage of revenue, direct operating expenses represented 77.9% of revenue for the year ended December 31, 2004 and 77.2% for year ended December 31, 2003. As a percent of revenue, this increase is primarily attributable to higher compensation and insurance costs.

Selling, general and administrative expenses totaled $99.5 million for the year ended December 31, 2004 as compared to $95.7 million for the year ended December 31, 2003. This increase is primarily due to the added selling, general and administrative expenses of MedStaff, as well as higher legal fees and higher public company expenses amounting to $2.1 million in 2004 relating to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases were lower selling expenses in our healthcare staffing segment as a result of lower volumes. As a percentage of revenue, selling, general and administrative expenses were 15.2% and 14.2% for the years ended December 31, 2004 and 2003, respectively, reflecting negative operating leverage resulting from an organic decline in volume.

Bad debt expense totaled $1.0 million for the year ended December 31, 2004 as compared to $1.4 million for the year ended December 31, 2003. This slight decrease reflects recoveries of previously reserved accounts that we had success in collecting. Bad debt expense represented approximately 0.2% of revenue for both the years ended December 31, 2004 and 2003.

Depreciation and amortization expense for the year ended December 31, 2004 totaled $6.7 million as compared to $7.4 million for the year ended December 31, 2003. As a percentage of revenue, depreciation and amortization expense was 1.0% for the year ended December 31, 2004 and 1.1% for the year ended December 31, 2003.

Net interest expense totaled $4.8 million for the years ended December 31, 2004 and 2003. Lower average borrowings outstanding during the year were offset by slightly higher interest rates and loan fee amortization in the year ended December 31, 2004 compared to the year ended December 31, 2003. The effective borrowing cost, excluding loan fee amortization, for the year ended December 31, 2004, was 5.7% compared to a rate of 5.4% for the year ended December 31, 2003.

Income tax expense totaled $11.9 million for the year ended December 31, 2004 as compared to $16.7 million for the year ended December 31, 2003. The effective tax rate on continuing operations was 36.7% for the year ended December 31, 2004 compared to 38.7% in the year ended December 31, 2003 primarily due to certain adjustments relating to state tax refunds.

Discontinued operations, net of income taxes, amounted to income of $0.1 million in the year ended December 31, 2004 compared to a loss of $0.6 million in the year ended December 31, 2003. Discontinued operations in the year ended December 31, 2004 included the gain on the sale of our JRK and GBC businesses as discussed previously, which amounted to $0.7 million after taxes. Discontinued operations during the year ended December 31, 2004, also included impairment and valuation charges relating to the net assets of the remaining consulting practice that was held for sale, amounting to $0.8 million, pretax; net losses from operations of $0.3 million pretax; and related income taxes.

Segment Information

The following table presents, for the periods indicated, selected consolidated statements of income data by segment:

	Year ended December 31,
	2005	2004(a)	2003(a)
	(Amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$599,346	$612,076	$636,735
Other human capital management services	46,047	42,035	36,367
	$645,393	$654,111	$673,102
Contribution income (b):
Healthcare staffing	$55,279	$61,397	$75,334
Other human capital management services	8,116	7,090	4,761
Unallocated corporate overhead	27,080	24,439	23,919
Depreciation	5,159	5,140	4,371
Amortization	1,424	1,580	2,990
Non-recurring secondary offering costs	—	—	16
Interest expense, net	3,458	4,789	4,797
Loss on early extinguishment of debt	1,359	—	960
Income from continuing operations before income taxes	$24,915	$32,539	$43,042

———————

(a)

Prior periods have been reclassified to conform to the current 2005 presentation

(b)

We define contribution income as earnings before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Healthcare Staffing

Revenue from our healthcare staffing business segment decreased $12.7 million or 2.1% from $612.1 million in the year ended December 31, 2004 to $599.3 million for the year ended December 31, 2005. This decrease was due to a decrease in FTEs, representing $19.4 million of the decrease, partially offset by price and mix factors as described below.

The average number of FTEs on contract decreased 3.2% from the prior year. This decline in volume was due to a decrease in FTEs from our travel staffing operations partially offset by higher FTEs in our clinical trials staffing, allied staffing and international recruitment businesses. Our nurse staffing operations experienced a weakening throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services along with a reduced level of interest of nursing professionals in pursuing temporary employment opportunities. Despite a more favorable demand and supply environment in our core nurse staffing business in 2005, as discussed above, our staffing volume decreased year over year due, in part, to hospital in-patient admissions trends that remained relatively flat during 2005. Furthermore, we believe staffing volumes would have been higher absent the impact of Hurricane Wilma on the productivity of our recruiters in October 2005. We estimated the impact of Hurricane Wilma on our fourth quarter’s results was approximately $2.0 million of revenue and $0.01 per diluted share. While the Hurricane occurred in the fourth quarter of 2005, we will experience the majority of its impact on our field FTE count in the first quarter of 2006.

Revenue per FTE and average bill rates increased 1.1% during the year ended December 31, 2005 compared to the year ended December 31, 2004, as discussed above. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in year ended December 31, 2005 compared to 2% of volume in the year ended December 31, 2004.

For the year ended December 31, 2005, nurse staffing operations generated 85.9% of healthcare staffing revenue and 14.1% was generated by other operations. For the year ended December 31, 2004, 87.1% of healthcare staffing revenue was generated from nursing operations and 12.9% was generated by other operations.

Contribution income from our healthcare staffing segment for the year ended December 31, 2005 decreased 10.0% or $6.1 million to $55.3 million from $61.4 million in the year ended December 31, 2004. As a percentage of healthcare staffing revenue, contribution income was 9.2% for the year ended December 31, 2005 compared to 10.0% for the year ended December 31, 2004. Our profitability was negatively impacted by the significantly higher insurance reserves recorded in the year ended December 31, 2005. Excluding the $5.3 million charge discussed previously, contribution income as a percentage of revenue would have increased slightly due to a widening of our bill-pay spread and lower field health insurance expenses.

Other Human Capital Management Services

Revenue from other human capital management services for the year ended December 31, 2005 increased 9.5% to $46.0 million from $42.0 million in the year ended December 31, 2004. Both our educational training and retained search businesses contributed to the revenue increase. The increase in revenue from our educational training business primarily reflects a higher number of seminars in the year ended December 31, 2005 compared to the year ending December 31, 2004.

Contribution income from other human capital management services for the year ended December 31, 2005 increased 14.5% to $8.1 million from $7.1 million in the year ended December 31, 2004. This increase was primarily due to the increased revenue combined with improved operating leverage. Contribution income as a percentage of other human capital management services revenue for the year ended December 31, 2005 was 17.6% compared to 16.9% for the year ended December 31, 2004 reflecting improved operating leverage in our retained search business.

Unallocated Corporate Overhead

Unallocated corporate overhead was $27.1 million in the year ended December 31, 2005 compared to $24.4 million in the year ended December 31, 2004. This increase was primarily due to higher corporate compensation and consulting costs and higher health insurance costs. This increase was partially offset by lower legal expenses. As a percentage of consolidated revenue, unallocated corporate overhead was 4.2% during the year ended December 31, 2005 and 3.7% during the year ended December 31, 2004.

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

On a combined basis, the number of FTEs decreased by 2.7% over the prior year. Excluding the FTEs from the MedStaff acquisition, the average number of FTEs on contract decreased 12.0% from the prior year. This decline in volume was due to a decrease in FTEs from our travel staffing operations and partially offset by higher FTEs in our clinical trials staffing and international recruitment businesses. As discussed above, our travel nurse operations have weakened throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services and resulted in a decline in the number of nurses applying with us for contract travel assignments.

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

Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 2% of our volume in our healthcare staffing business segment in both the years ended December 31, 2004 and 2003.

For the year ended December 31, 2004, nurse staffing operations generated 87.1% of healthcare staffing revenue and 12.9% was generated by other operations. For the year ended December 31, 2003, 88.8% of healthcare staffing revenue was generated from nursing operations and 11.2% was generated by other operations.

Contribution income from our healthcare staffing segment for the year ended December 31, 2004 decreased 18.5% or $13.9 million from $75.3 million to $61.4 million. As a percentage of healthcare staffing revenue, contribution income was 10.0% for the year ended December 31, 2004 compared to 11.8% for the year ended December 31, 2003. Our profitability was negatively impacted by a decline in the bill-pay spread and higher insurance costs. The increase in direct costs in our travel staffing businesses was not offset by an increase in pricing to our customers. All of these factors, combined with less leverage on our overhead, contributed to this decrease in contribution income as a percentage of revenue.

Other Human Capital Management Services

Revenue from other human capital management services for the year ended December 31, 2004 increased 15.6% to $42.0 million from $36.4 million in the year ended December 31, 2003. This increase was due to higher revenue from both our educational training and retained search businesses. The increase in revenue from our educational training business primarily reflects higher seminar attendance in the year ended December 31, 2004 compared to the year ending December 31, 2003.

Contribution income from other human capital management services for the year ended December 31, 2004 increased 48.9% to $7.1 million from $4.8 million in the year ended December 31, 2003. This increase was primarily due to the increased revenues from both our educational training business and our retained search business combined with improved operating leverage. Contribution income as a percentage of other human capital management services revenue for the year ended December 31, 2004 was 16.9% compared to 13.1% for the year ended December 31, 2003 reflecting expense controls and improved operating leverage on our educational training business resulting from an increase in average attendees per seminar.

Unallocated Corporate Overhead

Unallocated corporate overhead was $24.4 million in the year ended December 31, 2004 compared to $23.9 million in the year ended December 31, 2003. Increases in legal and public company expenses related to our efforts toward complying with Section 404 of the Sarbanes-Oxley Act of 2002 were partially offset by corporate cost saving measures. As a percentage of consolidated revenue, unallocated corporate overhead was 3.7% during the year ended December 31, 2004 and 3.6% during the year ended December 31, 2003.

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $6.9 million, $8.2 million, and $6.9 million in 2005, 2004 and 2003, respectively. Accounts receivable due from these hospitals at both December 31, 2005 and 2004 was approximately $0.8 million.

Liquidity and Capital Resources

As of December 31, 2005, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.0 to 1.0. Working capital decreased by $1.1 million to $70.9 million as of December 31, 2005, compared to $71.9 million as of December 31, 2004. The decrease in working capital is primarily due to an increase in accrued expenses partially offset by an increase in accounts receivable and other current assets. Accounts receivable, less allowance for doubtful accounts, increased $12.3 million in the year ended December 31, 2005 as compared to the prior year due to higher days’ sales outstanding as of December 31, 2005. Days’ sales outstanding was 61 days, 55 days, and 59 days, at December 31, 2005, 2004, and 2003, respectively, consistent with historical ranges.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service including our commitments as described in the Commitments table which follows. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service, and any additional stock repurchases from a combination of operating cash flows and funds available under our current credit agreement. We also continue to evaluate acquisition opportunities that may require additional funding. In addition to those amounts available under our existing credit agreement, we are limited, by such agreement, to incur an additional $35.0 million in Indebtedness (as defined by the credit agreement). We also may, at our option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities.

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

In March 2002, an aggregate of 9,000,000 shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the Securities and Exchange Commission (SEC). Additionally, in April 2002, the underwriters of the offering exercised their over-allotment option with respect to an aggregate of 700,000 shares. The Company and no member of management sold any shares or received any of the proceeds from the sale of these shares, but the Company paid $0.9 million of expenses for such registration in 2002 and 2003.

In November 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1,500,000 of our common shares at an aggregate cost not to exceed $25.0 million. During the year ended December 31, 2005, we purchased 235,828 shares of common stock at an average cost of $18.20 per share pursuant to the current authorization. The cost of such purchases was approximately $4.3 million. As of December 31, 2005, we had purchased 1,266,228 shares of our common stock at an average cost of $14.58 per share pursuant to the current authorization. All of the common stock was retired. The cost of such purchases was approximately $18.5 million. Under the remainder of the current authorization we can purchase up to an additional 233,772 shares at an aggregate cost not to exceed $6.5 million. The shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at our discretion.

In November 2004, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of approximately 11,403,455 shares of common stock owned by three of our existing stockholders. No members of management registered shares pursuant to this registration statement. In April 2005, we announced a public offering of 4,172,868 shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, we incurred all fees and expenses relating to the registration statement which were approximately $0.2 million.

Credit Facility

We entered into a credit agreement on November 10, 2005 (“the 2005 Credit Agreement”), consisting of a 5-year $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. We may, at our option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. This facility is provided by a syndicate led by Wachovia Bank, National Association, and comprised of General Electric Capital Corporation, Bank of America, N.A., LaSalle Bank National Association, Carolina First Bank, National City Bank of Kentucky, Comerica Bank, and U.S. Bank, N.A. The revolving credit facility was used to refinance all of our existing senior secured debt and will be used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.

Borrowings under the 2005 Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) or the Base Rate plus an Applicable Margin as defined by the Credit Agreement. As of December 31, 2005, interest on this facility was based on LIBOR plus a margin of 1.50% or Base Rate plus a margin of 0.25%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the facility, which, as of December 31, 2005, was 0.25%. As of December 31, 2005, the Company had $23.6 million of borrowings outstanding and $7.7 million of standby letters of credit outstanding under this facility, leaving $43.7 available for additional borrowings.

The terms of the 2005 Credit Agreement include customary covenants and events of default. The agreement includes a mandatory prepayment provision, which requires us to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of our Company’s debt or equity. The dividends and distribution covenant limits our ability to repurchase our common stock and declare and pay cash dividends on our common stock. As of December 31, 2005, we were limited to $24.3 million to be used for either dividends and/or stock repurchases. This limitation increases each year by 25% of net income provided that our Debt/EBITDA ratio (as defined in the 2005 Credit Agreement) is less than 1.5 to 1.0 and we have $15.0 million in cash or available cash under the revolving credit facility. We are also required to obtain the consent of the lenders to complete any acquisition which exceeds $25.0 million or would cause the Company to exceed $75.0 million in aggregate payments during the term of the agreement. The commitments under the 2005 Credit Agreement are secured by substantially all of the assets of the Company.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash provided by operating activities during 2005 was $30.8 compared to $43.3 million during 2004. This decrease in operating cash flow is primarily due to lower net income excluding non-cash items and slower collections. Investing activities used $8.4 million during 2005, primarily for capital expenditures. During the year ended December 31, 2004, investing activities provided net cash of $4.0 million primarily relating to the receipt of $10.6 million of net proceeds from the disposal of our discontinued JRK and GBC consulting practices. These proceeds were offset by $2.0 million of remaining earnout payments on the original purchase of these later discontinued businesses, capital expenditures of $4.6 million and other investing activities. Net cash used in financing activities in 2005 was $22.4 million compared to $47.3 million during the year ended December 31, 2004. In both years, we utilized net cash flow from operations and investing activities to repay debt and repurchase our common stock. These repayments were partially offset by the proceeds received from the exercise of stock options and other financing activities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash provided by operating activities during 2004 was $43.3 compared to $51.8 million during 2003. This decrease in operating cash flow is primarily due to lower net income excluding non-cash items in the year ended December 31, 2004 compared to the year ended December 31, 2003. Investing activities provided $4.0 million during 2004 compared to a use of $109.5 million during 2003. Investing activities during the year ended December 31, 2004 included $10.6 million of net proceeds from the disposal of our discontinued JRK and GBC consulting practices. These proceeds were offset by $2.0 million of remaining earnout payments on the purchase of these businesses, capital expenditures of $4.6 million and other investing activities. In 2003, the primary use of cash in investing activities was for the acquisition of MedStaff using $102.8 million, including professional fees. The remainder of cash used by investing activities in 2003 was primarily for capital expenditures and earnout payments relating to previous acquisitions. Net cash used in financing activities in 2004 was $47.3 million as opposed to a use of $40.5 million in 2003. During the year ended December 31, 2004, we utilized cash flow from operations and investing activities to repay $51.3 million, net, of debt and repurchase $0.5 million of our common stock. These repayments were partially offset by the proceeds received from the exercise of stock options and other financing activities. Net cash provided by financing activities in 2003 was primarily attributable to increased borrowings associated with the acquisition of MedStaff. In connection with the acquisition, we borrowed $125.0 million under our new term loan facility, which we used to fund the purchase of MedStaff and to prepay approximately $27.3 million of our term debt. Subsequent to the acquisition of MedStaff, we also repaid $31.8 million of the term loan, of which $28.7 million was an optional prepayment. In addition, we continued to repurchase shares under our current authorization.

Commitments and Off-Balance Sheet Arrangements

The following table reflects our contractual obligations and other commitments as of December 31, 2005:

Commitments	Total	2006	2007	2008	2009	2010	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$23,580	$4,830	$—	$—	$—	$18,750	$—
Capital lease obligations	1,849	653	291	336	352	217	—
Operating leases obligations (b)	18,316	4,128	3,535	2,827	1,948	1,676	4,202
Purchase obligations (c)	221	221	—	—	—	—	—
	$43,966	$9,832	$3,826	$3,163	$2,300	$20,643	$4,202

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

(b)

Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

(c)

Other contractual obligations include contracts for information systems consulting services.

The Company executed a lease in February 2006 for office space to replace the current space leased by its MedStaff subsidiary. The new lease is for 7 years and 5 months (with an option to renew for 5 years). Total future minimum rental payments are $5.6 million. The commencement date of the lease has not been determined as of the date of this filing.

The Company does not have any off-balance sheet arrangements.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2005, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We have recorded goodwill and intangibles resulting from our acquisitions through December 31, 2005. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and certain other intangible assets with indefinite lives and performed a transitional impairment analysis as of January 1, 2002, to assess the recoverability of these intangibles, in accordance with the provisions of FASB Statement No. 142. We also completed the annual impairment test of goodwill and indefinite lived intangible assets during the fourth quarters of 2005, 2004 and 2003. Based on the results of the tests, we determined that there was no impairment of continuing operations goodwill or indefinite lived intangible assets as of December 31, 2005, 2004, and 2003. The calculation of fair value used in these impairment assessments included a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. We periodically evaluate the recovery of the carrying amount of net assets held for sale to determine if the net assets are impaired. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. In the fourth quarter of 2004, we recognized an impairment charge on goodwill reported as discontinued operations of $0.4 million relating to the remaining consulting practice classified as held for sale at that time. An additional impairment charge of $0.4 million was also recorded in discontinued operations related to these net assets. Fair value was based on the latest offer received for the sale of the net assets of the remaining consulting practice. During the third quarter of 2005, we abandoned our efforts to sell the remaining consulting practice and shut down the remaining operations. We estimated the remaining costs associated with the shut down of the business and recorded these costs in loss from discontinued operations in the third quarter of 2005. These costs were allocated to the impairment valuation previously recorded. Any adjustments to these estimated amounts will be recorded to discontinued operations in subsequent periods. We do not expect these final adjustments to be material and we expect all final adjustments to be completed by the first quarter of 2006. When we determined that we would wind down operations of the E-Staff business without a buyer, an impairment of $0.3 million was recognized and included in the loss from discontinued operations in the year ended December 31, 2003. As of December 31, 2005, we had total goodwill and intangible assets not subject to amortization of $318.4 million, net of accumulated amortization.

•

We maintain accruals for our health, workers’ compensation and professional liability policies that are partially self-insured and are classified as accrued employee compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Historically, our accruals for insurance have been adequate to provide for incurred claims. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment and increases in national healthcare costs. As of December 31, 2005 and 2004, we had $2.2 million and $2.7 million accrued, respectively, for incurred but not reported health insurance claims. Prior to 2004, only our field employees were covered through a partially self-insured health plan; corporate employees were covered through a fully insured plan. Beginning in 2004, the corporate employees were also covered through a partially self-insured health plan. At December 31, 2005, and 2004, $0.6 million, respectively, of the incurred but not reported health insurance claims accrual related to corporate employees. Workers’ compensation and professional liability insurance accruals have generally increased over time due to the lag times associated with the settlement of claims as well as additional exposures arising from the current policy year. As of December 31, 2005, we had $4.2 million accrued for incurred but not reported workers’ compensation claims and retentions, net of related insurance recovery receivables, an increase of $0.5 million over the amount accrued at December 31, 2004. The accrual for workers’ compensation is based on an independent actuarial study, which estimated the required net workers’ compensation accrual at December 31, 2005 to be in the range of $3.7 million to $4.7 million. As of December 31, 2005 and 2004, we had $15.2 million and $7.5 million accrued, respectively, for incurred but not reported professional liability claims and retentions net of related insurance recovery receivables. The accrual for professional liability is based on an independent actuarial study, which estimated the required net professional liability accrual at December 31, 2005 to be in the range of $13.1 million to $17.7 million. Refer to Legal Proceedings for more information about specific material litigation.

•

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectibility as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2005, our allowance for doubtful accounts was $4.2 million.

•

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company, other than ordinary routine litigation incidental to the business, is described in Item 3. Legal Proceedings. Neither Cossack, et al. v. Cross Country TravCorps and Cross Country Nurses, Inc. nor Maureen Petray and Carina Higareda v. MedStaff, Inc. has been certified by a court as a class action. In addition, the lawsuit brought by Maureen Petray and Carina Higareda against MedStaff, Inc. is in its very early stages. As a result, we are unable to determine our potential exposure regarding these two lawsuits at this time. On February 27, 2006, the United States District Court for the Central District of California filed an order denying certification of a collective action pursuant to 29 U.S.C. Section 216(b) (Fair Labor Standards Act claims) without prejudice and holding on submission plaintiff’s Rule 23 motion for certification of a class action solely with respect to California employees based on California law for Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick. We are unable to determine our potential exposure regarding this lawsuit at this time. During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to two lawsuits in the Circuit Court of Cook County, Illinois. The Company is currently engaged in settlement discussions and expects to settle the Cook County matters consistent with the previously established accrual range. We will continue to evaluate the probability of an adverse outcome and provide accruals for such contingencies as required. We are currently not aware of any other such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us. If we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals at that time.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised) (FASB Statement No. 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123. FASB Statement 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FASB Statement 123(R) is similar to the approach described in FASB Statement 123. However, FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission adopted a rule deferring the compliance date for FAS 123(R) to the first annual reporting period that begins after June 15, 2005. We intend to adopt FASB Statement No. 123(R) in the first quarter of 2006 using the modified prospective transition method. We have disclosed the pro forma impact of adopting FASB Statement No. 123(R) on net income and earnings per share for the years ended December 31, 2005, 2004, and 2003 in our footnotes to the consolidated financial statements (Note 2 – Summary of Significant Accounting Policies).

We expect there to be no further impact on our consolidated statements of income related to the current share-based payments outstanding at December 31, 2005 due to the acceleration of the vesting of all unvested options in the fourth quarter of 2005 (See Note 2 – Summary of Significant Accounting Policies and in Note 12 – Stockholder’s Equity for further discussion). We cannot predict the earnings impact of awards that may be granted in the future.

In adopting FAS 123(R), companies must choose from alternative valuation models. We currently use the Black-Scholes method for disclosures and expect to continue to use this method. We will consider using another model if additional information becomes available in the future that indicates another model would be more appropriate for our Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes. In prior periods we did not estimate forfeitures when valuing options (as permitted by FASB Statement 123) but we have revised our accounting policy to estimate forfeitures in accordance with the provisions of FASB Statement No. 123(R), effective January 1, 2006.

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

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million in 2005, $0.7 million in 2004, and $0.8 million in 2003.

Item 8.

Financial Statements and Supplementary Data.

See – Item 15 of Part IV of this Report.

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

As a result of the evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Cross Country Healthcare’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2005 is effective. Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included in the Annual Report on Form 10-K and follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cross Country Healthcare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cross Country Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cross Country Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Cross Country Healthcare, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 3, 2006

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

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(2) Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003

(3) Exhibits
See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ JOSEPH A. BOSHART
Name: Joseph A. Boshart Title: Chief Executive Officer and President Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART	President, Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2006
Joseph A. Boshart

/s/ EMIL HENSEL	Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2006
Emil Hensel

/s/ DANIEL J. LEWIS	Chief Accounting Officer	March 9, 2006
Daniel J. Lewis

/s/ THOMAS C. DIRCKS	Director	March 9, 2006
Thomas C. Dircks

/s/ W. LARRY CASH	Director	March 9, 2006
W. Larry Cash

/s/ C. TAYLOR COLE	Director	March 9, 2006
C. Taylor Cole

/s/ FAZLE HUSAIN	Director	March 9, 2006
Fazle Husain

/s/ JOSEPH SWEDISH	Director	March 9, 2006
Joseph Swedish

/s/ JOSEPH TRUNFIO	Director	March 9, 2006
Joseph Trunfio

EXHIBIT INDEX

No.	Description
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

3.1+	Amended and Restated Certificate of Incorporation of the Registrant
3.2+	Amended and Restated By-laws of the Registrant
4.1+	Form of specimen common stock certificate
4.2+	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors
4.3+	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors
4.4+	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors
4.5+	Stockholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors
10.1+	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant
10.2+	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant
10.3+	Lease Agreement, dated April 28, 1997, between Meridian Properties and the Registrant
10.4+	Lease Agreement, dated October 31, 2000, by and between Trustees of the Goldberg Brothers Trust, a Massachusetts Nominee Trust and TVCM, Inc.
10.5+	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company
10.6*	Amended and Restated 1999 Stock Option Plan of the Registrant
10.7*	Amended and Restated Equity Participation Plan of the Registrant
10.8^	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002
10.9#	Cross Country, Inc. Deferred Compensation plan
10.10#	Restricted Stock Agreement between Company and Joseph A. Boshart
10.11#	Restricted Stock Agreement between Company and Emil Hensel
10.12#	Restricted Stock Agreement between Company and Vickie Anenberg
10.13#	Restricted Stock Agreement between Company and Jonathan Ward
10.14^	Amendment to Lease Agreement, as of May 1, 2002, by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc.
10.15x	Lease Agreement by and between Edgewood General Partnership and HR Logic, dated July 6, 2000
10.16x	First Amendment to Lease Agreement by and between Edgewood General Partnership and HR Logic, dated December 7, 2000
10.17x	Second Amendment to Lease Agreement by and between Edgewood General Partnership and Cross Country TravCorps, dated April 29, 2002

EXHIBIT INDEX (CONTINUED)

No.	Description
10.18x	Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc. dated November 3, 1999
10.19x	First Amendment to Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc., dated December 20, 1999
10.20x	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 21, 2001.
10.21x	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 23, 1998
10.22y	Second Amendment to Lease, dated October 10, 2003, between Canterbury Hall IC, LLC and ClinForce, Inc.
10.23y	Lease Agreement, dated January 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc.
10.24z	First Amendment to Lease Agreement, dated December 11, 2001, between Clayton Investors Associates LLC and Cejka & Company
10.25z	First Amendment to Lease Agreement, dated December 22, 1999, between Newtown Street Road Associates and MedStaff, Inc.
10.26z	Second Amendment to Lease Agreement, dated June 21, 2001 between Newtown Street Road Associates and MedStaff, Inc.
10.27z	Lease Agreement between Corporex Key Limited Partnership No. 8 and Cross Country Seminars, Inc.
10.28z	Form of Incentive Stock Option Agreement
10.29Δ	Third Amendment to Lease, dated October 6, 2004, between Canterbury Hall IC, LLC and ClinForce, Inc.
10.30o	First Amendment to Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P., and Cross Country Seminars, Inc.
10.31	Fourth Amendment to Lease Agreement, dated December 15, 2005, by and between Canterbury Hall, IC, LLC, and Clinforce, Inc.
10.32	Lease Agreement, dated February 24, 2006, between MedStaff, Inc. and Campus Investors D Building, L.P.
10.33	Lease Guaranty Agreement by and between Cross Country Healthcare, Inc. and Campus Investors D Building, L.P. dated February 17, 2006.
10.34

Credit Agreement, dated November 10, 2005, with the Lenders referenced therein, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, General Electric Capital Corporation, as Syndication Agent, Bank of America, N.A., as Co-Documentation Agent, LaSalle Bank National Association, as Co-Documentation Agent, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Manager

10.35

Subsidiary Guarantee Agreement, dated as of November 10, 2005, by and among certain subsidiaries of Cross Country Healthcare, Inc., as Subsidiary Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent

10.36

Collateral Agreement, dated as of November 10, 2005, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries as grantors, in favor of Wachovia Bank, National Association, as Administrative Agent

10.37

Joinder Agreement, dated as of January 18, 2006, to the Subsidiary Guaranty Agreement and the Collateral Agreement by and among Cross Country Healthcare, Inc., ClinForce, LLC, Cross Country Education, LLC and Wachovia Bank, National Association, as Administrative Agent

14.1z	Code of Ethics
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer

EXHIBIT INDEX (CONTINUED)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer

———————
+	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-74403, and incorporated by reference herein.
*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-83450, and incorporated by reference herein.
^	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q filings during the year ended December 31, 2002, and incorporated by reference herein.
#	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.
p	Previously filed as an exhibit in the Company’s Form 8-K dated June 5, 2003, and incorporated by reference herein.
x	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003, and incorporated by reference herein.
y	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated by reference herein.
z	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
Δ	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.
o	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005, and incorporated by reference herein.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 3, 2006

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance for doubtful accounts of $4,206,162 in 2005 and $3,741,955 in 2004	107,787,418	95,438,605
Deferred tax assets	7,642,205	4,949,450
Income taxes receivable	2,751,743	3,099,678
Prepaid rent on field employees’ apartments	3,417,413	3,407,932
Deposits on field employees' apartments, net of allowance of $380,862 in 2005 and $450,483 in 2004	624,331	618,259
Estimated receivable for insurance recoveries	9,115,382	1,543,835
Other current assets	9,413,710	7,629,709
Total current assets	140,752,202	116,687,468
Property and equipment, net of accumulated depreciation and amortization of $15,391,384 in 2005 and $10,510,343 in 2004	16,477,240	11,839,592
Trademark, net	15,498,831	15,498,831
Goodwill, net	302,853,504	302,853,504
Other identifiable intangible assets, net	5,390,366	6,813,995
Debt issuance costs, net of accumulated amortization of $23,763 in 2005 and $1,100,676 in 2004	689,114	2,301,385
Total assets	$481,661,257	$455,994,775
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,081,732	5,993,159
Accrued employee compensation and benefits	47,940,247	32,031,385
Current portion of long-term debt and notes payable	5,482,762	2,407,644
Other current liabilities	4,377,830	4,326,114
Total current liabilities	69,882,571	44,758,302
Non-current deferred tax liabilities	32,546,179	24,995,782
Long-term debt and notes payable	19,946,463	39,866,753
Total liabilities	122,375,213	109,620,837
Commitments and contingencies
Stockholders’ equity:
Common stock – $0.0001 par value; 100,000,000 shares authorized; 32,132,959 and 32,204,060 shares issued and outstanding at December 31, 2005 and 2004, respectively	3,213	3,220
Additional paid-in capital	255,339,487	257,179,760
Retained earnings	103,943,344	89,190,958
Total stockholders’ equity	359,286,044	346,373,938
Total liabilities and stockholders’ equity	$481,661,257	$455,994,775

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
Revenue from services	$645,392,586	$654,110,876	$673,102,146
Operating expenses:
Direct operating expenses	503,102,978	509,570,451	519,839,563
Selling, general and administrative expenses	104,797,808	99,535,378	95,736,078
Bad debt expense	1,176,840	957,300	1,350,314
Depreciation	5,158,513	5,139,984	4,370,857
Amortization	1,423,629	1,579,896	2,989,825
Non-recurring secondary offering costs	—	—	16,173
Total operating expenses	615,659,768	616,783,009	624,302,810
Income from operations	29,732,818	37,327,867	48,799,336
Other expenses:
Interest expense, net	3,457,579	4,789,477	4,797,621
Loss on early extinguishment of debt	1,359,394	—	959,991
Income from continuing operations before income taxes	24,915,845	32,538,390	43,041,724
Income tax expense	(9,575,426)	(11,935,770)	(16,657,147)
Income from continuing operations	15,340,419	20,602,620	26,384,577
Discontinued operations, net of income taxes:
(Loss) income from discontinued operations	(588,033)	56,075	(563,792)
Net income	$14,752,386	$20,658,695	$25,820,785
Net income (loss) per common share – basic:
Income from continuing operations	$0.48	$0.65	$0.82
Discontinued operations	(0.02)	0.00	(0.02)
Net income	$0.46	$0.65	$0.80
Net income (loss) per common share – diluted:
Income from continuing operations	$0.47	$0.63	$0.81
Discontinued operations	(0.02)	0.00	(0.02)
Net income	$0.45	$0.63	$0.79
Weighted average common shares outstanding – basic	32,228,978	31,992,752	32,090,731
Weighted average common shares outstanding – diluted	32,773,634	32,578,319	32,530,563

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2002	32,229,666	$3,223	$258,488,773	$(371,687)	$42,711,478	$300,831,787
Exercise of stock options	122,403	12	1,012,449	—	—	1,012,461
Tax benefit of stock option exercises	—	—	148,485	—	—	148,485
Stock repurchase and retirement	(566,400)	(57)	(7,708,905)	—	—	(7,708,962)
Issuance of restricted shares to employees	16,216	2	188,104	—	—	188,106
Unearned compensation under restricted stock plan, net of amortization	—	—	(141,080)	—	—	(141,080)
Net income	—	—	—	—	25,820,785	25,820,785
Comprehensive gain:
Net change in hedging transaction	—	—	—	371,687	—	371,687
Balance at December 31, 2003	31,801,885	3,180	251,987,826	—	68,532,263	320,523,269
Exercise of stock options	431,175	43	4,579,069	—	—	4,579,112
Tax benefit of stock option exercises	—	—	996,012	—	—	996,012
Stock repurchase and retirement	(29,000)	(3)	(445,849)	—	—	(445,852)
Amortization of unearned compensation under restricted stock plan	—	—	62,702	—	—	62,702
Net income	—	—	—	—	20,658,695	20,658,695
Balance at December 31, 2004	32,204,060	3,220	257,179,760	—	89,190,958	346,373,938
Exercise of stock options	164,727	17	1,781,547	—	—	1,781,564
Tax benefit of stock option exercises	—	—	491,115	—	—	491,115
Stock repurchase and retirement	(235,828)	(24)	(4,291,300)	—	—	(4,291,324)
Amortization of unearned compensation under restricted stock plan	—	—	62,702	—	—	62,702
Equity compensation	—	—	115,663	—	—	115,663
Net income	—	—	—	—	14,752,386	14,752,386
Balance at December 31, 2005	32,132,959	$3,213	$255,339,487	$—	$103,943,344	$359,286,044

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$14,752,386	$20,658,695	$25,820,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,158,513	5,139,984	4,370,857
Amortization	1,423,629	1,579,896	2,989,825
Bad debt expense	1,176,840	957,300	1,350,314
Loss on early extinguishment of debt	1,359,394	—	959,991
Deferred income tax expense	4,645,908	4,638,894	5,611,269
Amortization of debt issuance costs	965,754	764,686	480,597
Equity compensation	115,663	—	—
Other noncash charges	38,007	62,702	47,026
Loss (income) from discontinued operations	588,033	(56,075)	563,792
Changes in operating assets and liabilities:
Accounts receivable	(13,623,664)	13,532,571	6,017,664
Prepaid rent, deposits, and other current assets	(9,129,062)	(1,426,554)	353,697
Accounts payable and accrued expenses	23,102,558	(1,421,084)	1,612,641
Other current liabilities	285,000	957,369	531,132
Net cash provided by continuing operations	30,858,959	45,388,384	50,709,590
(Loss) income from discontinued operations, net	(588,033)	56,075	(563,792)
Noncash items	186,565	(87,418)	753,966
Change in net assets from discontinued operations	332,839	(2,088,680)	898,801
Net cash (used in) provided by discontinued operations	(68,629)	(2,120,023)	1,088,975
Net cash provided by operating activities	30,790,330	43,268,361	51,798,565
Investing activities
Purchases of property and equipment, net	(7,627,184)	(4,615,679)	(3,507,998)
Acquisition of assets of Med-Staff, Inc.	—	(30,388)	(102,757,172)
Acquisition of assets of Heritage Professional Education, LLC	—	—	(2,000,000)
Other	30,695	—	44,652
Investing activities of discontinued operations:
Acquisition and earn out payments related to discontinued businesses	—	(1,969,154)	(1,194,776)
Net proceeds from sale of discontinued operations	—	10,633,970	—
Other investing activities of discontinued operations	(816,030)	(11,554)	(61,153)
Net cash (used in) provided by investing activities	(8,412,519)	4,007,195	(109,476,447)
Financing activities
Debt issuance costs	(712,877)	(95,000)	(3,307,061)
Exercise of stock options	1,781,564	4,579,112	1,012,461
Stock repurchase and retirement	(4,291,324)	(445,852)	(7,708,962)
Repayment of debt and note payable	(169,863,869)	(154,762,016)	(74,506,103)
Proceeds from issuance of debt	150,708,695	103,465,000	125,000,000
Financing activities of discontinued operations	—	(16,800)	(22,400)
Net cash (used in) provided by financing activities	(22,377,811)	(47,275,556)	40,467,935
Change in cash and cash equivalents	—	—	(17,209,946)
Cash and cash equivalents at beginning of year	—	—	17,209,946
Cash and cash equivalents at end of year	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities
Equipment purchased through capital lease obligations	$2,203,622	$—	$451,529
Issuance of common stock in exchange for employee services	$—	$—	$188,106
Supplemental disclosure of cash flow information
Interest paid	$2,463,064	$3,784,366	$4,776,102
Income taxes paid	$3,768,174	$11,009,845	$11,158,128

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On December 16, 1999, CCS entered into a Plan of Merger with TravCorps Corporation (TravCorps). TravCorps and its wholly-owned subsidiary, Cejka & Company (Cejka), provided travel nurse and allied health staffing, retained search, consulting, and related outsourced services to healthcare providers throughout the United States. Pursuant to the Plan of Merger on December 16, 1999, all outstanding shares of TravCorps’ common stock were exchanged for common stock in CCS and TravCorps became a wholly-owned subsidiary of CCS. The fair value of the shares of common stock issued to the stockholders of TravCorps, as determined by a valuation of the common stock as of December 16, 1999, was $32,102,000. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $66,575,000, of which $10,243,000 was allocated to certain identifiable intangible assets ($5,800,000 – trademark, $2,910,000 – databases, $630,000 – workforce, $900,000 – hospital relations, and $3,000 – covenant not to compete). The remaining $56,332,000 was allocated to goodwill. Subsequent to the adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, the amount originally recorded as workforce was reclassified to goodwill.

Effective October 1, 2000, TravCorps changed its name to TVCM, Inc. Effective October 10, 2000, CCS changed its name to Cross Country TravCorps, Inc. Subsequent to December 31, 2000, Cross Country TravCorps, Inc. changed its name to Cross Country, Inc. In May 2003, Cross Country, Inc. changed its name to Cross Country Healthcare, Inc. (the Company). The Company is a leading provider of healthcare staffing services nationwide.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., TVCM, Inc. (f/k/a TravCorps), Cross Country Travcorps, Inc. Ltd., (NZ), MCVT, Inc., Cross Country Local, Inc. (f/k/a Flexstaff, Inc.), Med-Staff, Inc. (MedStaff) (f/k/a Cross Country Nurses, Inc.), Cejka Search, Inc. (f/k/a Cejka & Company), E-Staff, Inc. (E-Staff), NovaPro, Inc., Cross Country Consulting, Inc.,  Cross Country Education, LLC (f/k/a  Cross Country Education, Inc. and CCS/Heritage Acquisition Corp.), ClinForce, LLC (ClinForce)( f/k/a Clinforce, Inc.), Cross Country Capital, Inc., HealthStaffers, Inc., and Assignment America, Inc. In December 2003, the legal entity E-Staff was merged into MedStaff. In March 2005, the legal entity Cross Country Travcorps, Inc. Ltd., (NZ) was dissolved. In December 2005, Cross Country Consulting, Inc. was dissolved and Cross Country Infotech, Pvt. Ltd. (India) was formed. All material intercompany transactions and balances have been eliminated in consolidation.

2.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are healthcare providers and accounts receivable represent amounts due from these providers. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as management’s past experience with the customer. The Company’s contract terms are typically between 30 to 60 days and will be considered past due based on the particular negotiated contract terms.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

2.

Summary of Significant Accounting Policies (Continued)

Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single client accounted for more than 3% of the Company’s revenue during 2005, 2004, or 2003. An aggregate of approximately 11% and 10% of the Company’s outstanding accounts receivable as of December 31, 2005 and 2004, respectively, were due from five customers.

Cash and Cash Equivalents

The Company considers all investments with original maturities of less than three months to be cash and cash equivalents.

Prepaid Rent and Deposits

The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses in the accompanying consolidated statements of income. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits shown on the consolidated balance sheets relate to these short-term agreements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are depreciated over the shorter of their useful life or the term of the individual lease. Depreciation related to assets recorded under capital lease obligations is included in depreciation expense on the consolidated statements of income and calculated using the straight-line method over the term of the related capital lease.

Certain software development costs are capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include charges for consulting services and costs for personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense on the accompanying consolidated statements of income. Software development costs are being amortized using the straight-line method over five years.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of FASB Statement No. 13, Accounting for Leases, any incentives or rent escalations are recorded as deferred rent and amortized as rent expense over the respective lease term.

Reserves for Claims

Workers’ compensation, professional liability and health care benefits are provided under partially self-insured plans. The Company provides its eligible temporary healthcare professionals with individual professional liability insurance policies. The Company records its estimate of the ultimate cost of, and reserves for, workers’ compensation and professional liability benefits based on actuarial computations by an independent actuary using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers’ compensation and professional liability costs will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. The health care insurance accrual is for claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns.

The workers’ compensation insurance carrier requires the Company to fund a reserve for payment of claims. These funds are maintained by the insurance carrier. The Company had approximately $4,223,000 and $1,674,000 recorded as prepaid workers’ compensation expense included in other current assets at December 31, 2005 and 2004, respectively.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

2.

Summary of Significant Accounting Policies (Continued)

Effective October 2004, the Company implemented, for the majority of its working nurses and other healthcare professionals, individual occurrence-based professional liability insurance policies with no deductible, which substantially replaced a $2,000,000 per-claim layer of self-insured exposure. For its remaining working nurses and other healthcare professionals, the Company provides primary coverage through insurance policies that contain a $2,000,000 per-claim self-insured retention layer, as well as coverage related to other risks, such as negligent hiring. Separately the Company’s MedStaff subsidiary has a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible. Subject to certain limitations, the Company also has up to $10,000,000 in umbrella liability insurance coverage, after the individual policies, MedStaff’s policy and the $2,000,000 self-insured primary coverage has been exhausted.

In August 2002, the Company had changed its professional and general liability policy to include a self-insured limit of $2,000,000 per claim through a self-insured retention. Prior to that, in August 2001, the Company had changed its professional liability coverage from an occurrence to a claims-made basis. The professional liability policy provided for coverage on a claims-made basis in the amount of $1,000,000 per claim and $3,000,000 in the aggregate as well as excess coverage in the amount of $10,000,000 per claim and $10,000,000 in the aggregate. In addition, there was a $100,000 deductible per occurrence.

Emerging Issues Task Force (EITF) No. 03-8, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity, codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. EITF No. 03-8 concluded that, under circumstances such as in the Company’s insured professional liability and worker’s compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, (the insured, the insurer and the claimant), the related liability should be classified separately on a gross basis with a separate related receivable recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2005 and 2004 reflect the provisions of EITF No. 03-8 for the receivable portion as estimated receivable for insurance recoveries and for the related liability in accrued employee compensation and benefits.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. FASB Statement No. 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets with indefinite lives not be amortized. Instead, these assets are reviewed for impairment annually with any related losses recognized in earnings when incurred. Other identifiable intangible assets continue to be amortized, under the provisions of FASB Statement No. 142, using the straight-line method over their estimated useful lives which ranged from 3 to 15 years (See Note 3 – Goodwill and Identifiable Intangible Assets).

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in accordance with FASB Statement No. 142. The impairment test requires the Company to determine the fair value of each reporting unit, as defined, and compare it to the reporting unit’s carrying amount. The Company estimates the fair value of its reporting units using a discounted cash flow methodology. Based on the results of the annual impairment test during the fourth quarters of 2005 and 2004, the Company determined there was no impairment of goodwill or indefinite-lived intangible assets related to assets held and used as of December 31, 2005 or 2004. See Note 16 – Discontinued Operations for disclosure related to assets of discontinued operations.

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with FASB Statement No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company periodically reviews long-lived assets, including identifiable intangible assets, to determine if any impairment exists based upon projected, undiscounted net cash flows of the Company.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

2.

Summary of Significant Accounting Policies (Continued)

Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At December 31, 2005 and 2004, the Company believes no impairment of long-lived assets or identifiable intangible assets related to assets held and used existed. See Note 16 – Discontinued Operations for disclosure related to assets of discontinued operations.

Debt Issuance Costs

Deferred costs related to the issuance of the Company’s new senior secured credit facility in 2005 (see Note 7 – Long Term Debt)  have been capitalized and are being amortized using the straight line method, which approximates the effective interest method, over the five-year term of the debt. Deferred costs related to the prior credit facility had been capitalized and amortized using the effective interest method over the respective six-year term of the debt. However, in the fourth quarter of 2005, the Company terminated this facility. Related debt issuance costs of approximately $1,359,000, net of amortization, relating to this prior facility were written off in the fourth quarter of 2005 and are included in loss on early extinguishment of debt in the other expenses section of the consolidated statements of income. In June 2003, in conjunction with the acquisition of MedStaff, the Company amended its prior credit facility. Related debt issuance costs of approximately $960,000, net of amortization, relating to that facility were written off during the second quarter of 2003 and are also included in loss on early extinguishment of debt in the other expenses section of the consolidated statements of income.

Revenue Recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ time worked but not yet invoiced. At December 31, 2005 and 2004, the amounts accrued are approximately $12,449,000 and $11,404,000, respectively.

The Company has entered into certain contracts with acute care facilities to provide comprehensive vendor management services. Under these contract arrangements, the Company uses its nurses along with third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the acute care facility.

Revenue on permanent placements is recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a short period of time (i.e., one month), it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2005, 2004 and 2003, such losses were nominal.

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

2.

Summary of Significant Accounting Policies (Continued)

FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires disclosure of comparable information regardless of whether, when, or how an entity adopts the preferable, fair-value based method of accounting. The pro forma disclosures of stock-based compensation required by FASB Statement No. 148 are shown below. Prior year data has been recalculated to reflect a change in the estimated tax benefit from stock-based compensation.

In the fourth quarter of 2005, all unvested and outstanding options at December 31, 2005 were modified to accelerate vesting effective December 31, 2005. See Note 12 – Stockholder’s Equity for further discussion. In conjunction with the acceleration, the Company recorded a pre-tax charge of $115,663 in the fourth quarter of 2005 related to the acceleration of in-the-money options the Company estimated would not have otherwise vested. This charge is included in selling, general, and administrative expenses on its consolidated statements of income.

The Company’s consolidated net income would have changed to the pro forma amounts set forth below had compensation cost for stock options granted during 2005, 2004 and 2003 been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. The accounting for the acceleration of vesting under FASB Statement No. 123 results in the recognition of the remaining amount of compensation cost of those options and is included in the pro forma amounts in the following table for the year ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003
Net income as reported	$14,752,386	$20,658,695	$25,820,785
Stock based employee compensation, net of related tax effects, included in the determination of net income as reported	109,819	39,839	30,187
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(3,565,084)	(1,298,735)	(3,600,193)
Pro forma net income applying FASB Statement No. 123	$11,297,121	$19,399,799	$22,250,779
Basic and diluted earnings per share as reported:
Net income per common share – basic	$0.46	$0.65	$0.80
Net income per common share – diluted	$0.45	$0.63	$0.79
Pro forma basic and diluted earnings per share:
Pro forma net income – basic	$0.35	$0.61	$0.69
Pro forma net income – diluted	$0.34	$0.60	$0.69

In December 2004, the FASB issued Statement No. 123 (revised) (FASB Statement No. 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123. FASB Statement 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FASB Statement 123(R) is similar to the approach described in FASB Statement 123. However, FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (SEC) adopted a rule deferring the compliance date for FAS 123 (R) to the first annual reporting period that begins after June 15, 2005. The Company intends to adopt FASB Statement No. 123(R) in the first quarter of 2006 using the modified prospective transition method. The Company has disclosed the pro forma impact of adopting FASB Statement No. 123(R) on net income and earnings per share for the years ended December 31, 2005, 2004, and 2003 in the preceding table.

The Company expects there to be no further impact on its consolidated statements of income related to the current share-based payments outstanding at December 31, 2005 as discussed above and in Note 12 – Stockholder’s Equity. The Company cannot predict the earnings impact of awards that may be granted in the future.

In adopting FAS 123(R), companies must choose from alternative valuation models. The Company currently uses the Black-Scholes method for disclosures and expects to continue using this method. The Company will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

2.

Summary of Significant Accounting Policies (Continued)

Scholes. In prior periods, the Company did not estimate forfeitures when valuing options (as permitted under FASB Statement 123) but has revised its accounting policy to estimate forfeitures in accordance with the provisions of FASB Statement No. 123(R), effective January 1, 2006.

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $4,846,000, $4,601,000 and $6,065,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized and expensed when the related event takes place. At December 31, 2005 and 2004, approximately $1,316,000 and $1,314,000, respectively, of these costs are included in other current assets in the consolidated balance sheets.

Derivative Financial Instruments

The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company had one derivative financial instrument, an interest rate swap agreement, which matured in February 2003 and is more fully disclosed in Note 14 – Interest Rate Swap.

Comprehensive Income

FASB Statement No. 130, Comprehensive Income, requires that an enterprise: (a) classify items of other comprehensive income by their nature in the financial statements; and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There are no other components of comprehensive income or loss other than the Company’s consolidated net income and the net change in hedging transaction for the years ended December 31, 2005, 2004 and 2003.

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

2.

Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation. See Note 18 – Quarterly Financial Data.

3.

Goodwill and Other Identifiable Intangible Assets

As of December 31, 2005 and 2004, the Company had the following acquired intangible assets:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Database	$11,425,000	$11,012,757	$412,243	$11,425,000	$10,582,047	$842,953
Hospital relations	6,314,000	2,365,959	3,948,041	6,314,000	1,803,041	4,510,959
Non-compete agreements	2,403,000	1,372,918	1,030,082	2,403,000	942,917	1,460,083
	$20,142,000	$14,751,634	$5,390,366	$20,142,000	$13,328,005	$6,813,995
Intangible assets not subject to amortization:
Goodwill	$323,471,174	$20,617,670	$302,853,504	$323,471,174	$20,617,670	$302,853,504
Trademarks	16,900,000	1,401,169	15,498,831	16,900,000	1,401,169	15,498,831
	$340,371,174	$22,018,839	$318,352,335	$340,371,174	$22,018,839	$318,352,335

Estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2006	$1,405,000
2007	983,000
2008	743,000
2009	563,000
2010	563,000
Thereafter	1,133,000
$5,390,000

The carrying amount of goodwill was approximately $283,546,000 for the healthcare staffing segment and $19,307,000 for the other human capital management services segment as of both December 31, 2005 and 2004.

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

MedStaff is headquartered in Newtown Square, Pennsylvania, and is a national provider of travel and per diem healthcare professionals operating across a wide geographic and client base. MedStaff’s differentiated compensation program allows the Company to further segment the travel nurse population. MedStaff also enabled the Company to further extend its nurse staffing services in the per diem and military staffing sectors.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

4.

Acquisitions (Continued)

The acquisition has been included in the healthcare staffing segment and the results of MedStaff’s operations have been included in the consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

As a result of the acquisition, the Company recorded other identifiable intangible assets of approximately $4,534,000, of which $2,434,000 was assigned to hospital relations and $2,100,000 was assigned to non-compete agreements, based on an independent third-party appraisal. These identifiable intangible assets were assigned useful lives with a weighted-average of 6.6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired which approximated $77,456,000 was recorded as goodwill, and is deductible for tax purposes. Additional direct acquisition costs of approximately $549,000 were incurred primarily during the year ended December 31, 2003 and were included as goodwill in the consolidated balance sheets.

The following unaudited pro forma summary approximates the consolidated results of operations as if the MedStaff acquisition had occurred as of the beginning of the period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles, incremental ongoing expenses, incremental interest expense and related income tax effects. These pro forma results include a pre-tax reduction to net income for a loss on early extinguishment of debt of $1,105,000. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

Year Ended December 31, 2003

Revenue from services	$744,072,000
Net income	$27,735,000
Net income per common share – basic	$0.86
Net income per common share – diluted	$0.85

Earnout payments relating to the Company’s prior acquisition of Jennings, Ryan & Kolb, Inc. (JRK), in March 2002, were approximately $1,766,000, of which approximately $1,236,000 and $530,000 were paid in 2004 and 2003, respectively. Upon payment, the earnouts were allocated to goodwill as additional purchase price. Subsequent to the acquisition, JRK was combined with the Company’s other consulting operations to form Cross Country Consulting, Inc. This business was subsequently sold in 2004. See Note 16 – Discontinued Operations.

Earnout payments relating to the Company’s prior acquisition of Gill/Balsano Consulting, L.L.C. (Gill/Balsano or GBC), in May 2001, were $1,995,000 based on adjusted EBITDA (as defined in the asset purchase agreement) over a three-year period ending March 31, 2004. This contingent consideration was not related to the seller’s employment. Upon payment, the earnouts were allocated to goodwill as additional purchase price. All earnout payments were paid including $831,250 and $665,000 in 2004 and 2003, respectively. This business was subsequently sold in 2004. See Note 16 – Discontinued Operations.

Earnout payments relating to the Company’s prior acquisition of Heritage Professional Education, LLC on December 26, 2000, were $3,500,000, of which $2,000,000 was paid in 2003. These payments were allocated to goodwill as additional purchase price in the period of the payments. No further payments of earnouts are applicable relating to this purchase agreement.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

5.

Property and Equipment

At December 31, 2005 and 2004, property and equipment consist of the following:

	December 31,
	2005	2004
Computer equipment	$5,827,440	$4,382,965
Computer software	20,269,418	14,102,365
Office equipment	2,691,874	1,079,536
Furniture and fixtures	1,997,941	1,720,930
Leasehold improvements	1,081,951	1,064,139
	31,868,624	22,349,935
Less accumulated depreciation and amortization	(15,391,384)	(10,510,343)
	$16,477,240	$11,839,592

During the year ended December 31, 2004, the Company wrote off approximately $9,375,000 of fully depreciated property and equipment.

6.

Accrued Employee Compensation and Benefits

At December 31, 2005 and 2004, accrued employee compensation and benefits consist of the following:

	December 31,
	2005	2004
Salaries and payroll taxes	$10,239,174	$9,575,677
Bonuses	5,848,346	5,844,055
Accrual for workers’ compensation claims	5,075,482	4,092,461
Accrual for health care benefits	2,189,580	2,665,227
Accrual for professional liability insurance	23,454,000	8,656,475
Accrual for vacation	1,133,665	1,197,490
	$47,940,247	$32,031,385

See Note 2 – Summary of Significant Accounting Policies and Note 9 – Commitments and Contingencies for more information about the Company’s professional liability accrual and related estimated insurance recovery receivable.

7.

Long-Term Debt

At December 31, 2005 and 2004, long-term debt consists of the following:

	December 31,
	2005	2004
Revolving Loan Facility, weighted average interest rate of 5.82%	$23,580,000	$—
Term Loan, weighted average interest rate of 5.65%	—	42,052,608
Capital lease obligations	1,849,225	221,789
	25,429,225	42,274,397
Less current portion	(5,482,762)	(2,407,644)
	$19,946,463	$39,866,753

The Company entered into a new senior secured revolving credit facility on November 10, 2005 (the 2005 Credit Agreement), consisting of a 5-year $75,000,000 revolving credit facility, with a $10,000,000 sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35,000,000 sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50,000,000 via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. The new credit facility was used to refinance the Company’s existing senior secured debt and will be used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

7.

Long-Term Debt (Continued)

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of December 31, 2005, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $18,750,000 of borrowings under this facility is classified as long-term as of December 31, 2005. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these consolidated financial statements.

Borrowings under the 2005 Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (LIBOR) or the Base Rate plus an Applicable Margin as defined by the 2005 Credit Agreement. As of December 31, 2005, interest on this facility was based on LIBOR plus a margin of 1.50% or Base Rate plus a margin of 0.25%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the facility, which, as of December 31, 2005, was 0.25%. As of December 31, 2005, the Company had $7,703,000 of standby letters of credit under this facility outstanding, leaving $43,717,000 available for borrowings. The commitments under the 2005 Credit Agreement are secured by substantially all of the assets of the Company.

The 2005 Credit Agreement requires that the Company meet certain financial covenants, including the maintenance of certain debt and interest expense ratios and capital expenditure limits. The 2005 Credit Agreement also includes a mandatory prepayment provision, which requires the Company to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of Company debt or equity. The dividends and distribution covenant limits the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock. As of December 31, 2005, the Company was limited to $24,259,772 to be used for either dividends and/or stock repurchases. This limitation increases each year by 25% of net income provided that the Company’s Debt/EBITDA ratio (as defined in the 2005 Credit Agreement) is less than 1.5 to 1.0, and the Company has $15,000,000 in cash or available cash under the revolving credit facility. The Company is also required to obtain the consent of its lenders to complete any acquisition which exceeds $25,000,000 or would cause the Company to exceed $75,000,000 in aggregate payments during the term of the agreement. At December 31, 2005, the Company was in full compliance with all of its debt covenants.

The prior amended senior secured credit facility consisted of a $125,000,000 term loan and a $75,000,000 revolving credit facility. The Company repaid $42,052,608 and $51,143,594 of the principal on the term loan balance related to this credit facility during 2005 and 2004, respectively. The Company terminated its commitments under this credit agreement on November 10, 2005, the date of issuance of the 2005 Credit Agreement as described above. As of December 31, 2005, a $100,000 standby letter of credit was outstanding with the Administrative Agent of the prior facility. See Note 2 – Summary of Significant Accounting Policies for a further discussion on the related write-off of debt issuance costs.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2005, the Company’s capital lease obligations shown in the preceding table totaled $1,849,225 and mature serially through 2010.

Consolidated scheduled maturities of long-term debt for the next five years are approximately as follows: 2006 – $5,483,000; 2007 – $291,000; 2008 – $336,000; 2009 – $352,000; and 2010 – $18,967,000.

8.

Employee Benefit Plans

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant’s elective deferral, which the Company, at its sole discretion, determines from year to year. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $2,407,000, $2,347,000, and $2,826,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

8.

Employee Benefit Plans (Continued)

Certain MedStaff employees are covered under a separate benefit plan. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan documents. Eligible employees who elected to participate in the plan are generally fully vested in any matching contribution after six years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $72,000, $63,000 and $66,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other current liabilities and approximated $609,000 and $658,000 at December 31, 2005 and 2004, respectively.

9.

Commitments and Contingencies

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments associated with these agreements with terms of one year or more are approximately as follows:

Year Ending December 31:
2006	$4,128,000
2007	3,535,000
2008	2,827,000
2009	1,948,000
2010	1,676,000
Thereafter	4,202,000
$18,316,000

Total operating lease expense from continuing operations included in selling, general, and administrative expenses was approximately $5,567,000, $5,390,000 and $4,662,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Total operating lease expense included in discontinued operations was approximately $235,000, $595,000 and $861,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Subsequent to December 31, 2005, in February 2006, the Company executed a lease for office space to replace the current property leased by its MedStaff subsidiary. The new lease is for 7 years and 5 months (with an option to renew for 5 years). Total minimum rental payments are approximately $5,649,000. The commencement date of the lease has not been determined as of the date of this filing.

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

On August 26, 2003, a purported class action lawsuit (Theodora Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.) was filed in the Superior Court of the State of California, for the County of Orange, naming Cross Country TravCorps, Inc. and Cross Country Nurses, Inc. as defendants. Plaintiffs plead causes of action for (1) Violation of California Business and Professions Code §§ 17200, et. seq; (2) Violations of California Labor Code §§ 200, et. seq; (3) Recovery of Unpaid Wages and Penalties; (4) Conversion; (5) Breach of Contract; (6) Common Counts-Work, Labor, Services Provided; and (7) Common Counts-Money Had and Received.

Plaintiffs, who purport to sue on behalf of themselves and all others similarly situated, allege that Defendants failed to pay plaintiffs, and the class they purport to represent, properly under California law. Plaintiffs claim that defendants failed to pay nurses hourly overtime as required by California law; failed to calculate correctly their employees’ regular rate of pay used to calculate the rate at which overtime hours are to be compensated; failed to calculate correctly and pay a double time premium

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

9.

Commitments and Contingencies (Continued)

for all hours worked in excess of 12 in a workday; scheduled some of its employees on an alternative workweek schedule, but failed to pay them additional compensation when those employees did not work such alternative workweek, as scheduled; and failed to pay employees for the minimum hours defendants had promised them.

On February 10, 2006, the Superior Court of the State of California granted plaintiff leave to amend the complaint to add causes of actions alleging defendant’s failure to pay for missed meal periods and rest breaks.

Plaintiffs seek (among other things) an order enjoining defendants from engaging in the practices challenged in the complaint; for an order for full restitution of all monies Defendants allegedly failed to pay Plaintiffs (and their purported class); for pre-judgment interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs.

The lawsuit has not yet been certified by the court as a class action. As a result, the Company is unable at this time to determine our potential exposure. The Company intends to vigorously defend this matter.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for an order for full restitution of all monies MedStaff allegedly failed to pay plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for breach of contract, unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nation wide (rather than a California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods, suffered employees to work in excess of 16 hours per day, and breached employment contracts as to the terms of compensation for all hours worked and the provision of compensated meal and rest periods. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs.

On February 27, 2006, the United States District Court for the Central District of California filed an order denying plaintiff’s certification of a collective action pursuant to 29 U.S.C. Section 216(b) (Fair Labor Standards Act claims) without prejudice and holding for submission plaintiff’s Rule 23 motion for certification of a class action solely with respect to California employees based on California law.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

9.

Commitments and Contingencies (Continued)

The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of two medical malpractice lawsuits filed in December 2002 and March 2003 (Nika Yarandi, by her parents, Fereidoon Yarandi & Victoria Yarandi, and Fereidoon Yarandi & Victoria Vahdani, individually vs. Cross Country TravCorps, Inc., et al.; and Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.), respectively, in the Circuit Court of Cook County, Illinois . Both lawsuits relate to nursing services provided by nurses supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurses supplied by Cross Country TravCorps were negligent in their care and treatment of Plaintiffs who were maternity patients at the facility in Chicago. The nurses’ alleged negligent failure to appropriately monitor each Plaintiff in their labor and delivery allegedly caused the minor Plaintiffs to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct defendants in the lawsuits. During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5,283,000, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to these cases. The Company is engaged in settlement discussions and expects to settle these matters consistent with the previously established accrual range.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

10.

Estimated Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of their short maturity. The carrying amount of the revolving credit facility and term loan approximates fair value because the interest rate is tied to a quoted variable index.

11.

Income Taxes

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
Continuing operations:
Current
Federal	$3,311,478	$6,770,849	$9,362,516
State	1,618,040	526,027	1,683,362
	4,929,518	7,296,876	11,045,878
Deferred	4,645,908	4,638,894	5,611,269
	9,575,426	11,935,770	16,657,147
Discontinued operations – current
Tax benefit on loss from discontinued operations	(553,329)	(58,124)	(327,339)
Tax expense on gain on disposal	—	3,072,970	—
Discontinued operations – deferred
Tax expense(benefit) from discontinued operations	217,777	(371,534)	(28,595)
Tax benefit on gain on disposal	—	(136,745)	—
	(335,552)	2,506,567	(355,934)
	$9,239,874	$14,442,337	$16,301,213

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

11.

Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Current deferred tax assets and (liabilities):
Accrued and prepaid expenses	$7,707,726	$4,622,147
Allowance for doubtful accounts	1,599,431	1,357,644
Other	(1,664,952)	(1,030,341)
	7,642,205	4,949,450
Non-current deferred tax liabilities:
Depreciation and amortization	(29,984,086)	(22,260,406)
Identifiable intangibles	(2,562,093)	(2,735,376)
	(32,546,179)	(24,995,782)
Net deferred taxes	$(24,903,974)	$(20,046,332)

FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2005 and 2004 was not necessary.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense is as follows:

	December 31,
	2005	2004
Tax at U.S. statutory rate	$8,720,546	$11,510,793
State taxes, net of federal benefit	842,155	831,525
Non-deductible meals and entertainment	48,477	39,593
Non-deductible other	8,632	36,390
Other	(44,384)	(482,531)
Income taxes on continuing operations	9,575,426	11,935,770
Benefit from discontinued operations	(335,552)	(429,658)
Expense from gain on disposal	—	2,936,225
Total income tax expense	$9,239,874	$14,442,337

12.

Stockholders’ Equity

In November 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 11,403,455 shares of common stock held by three of its existing shareholders. No members of management registered shares pursuant to this registration statement. On April 14, 2005, the Company announced a public offering of 4,172,868 shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, the Company incurred all fees and expenses relating to the registration statement which were approximately $155,000.

In November 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1,500,000 of its common shares at an aggregate price not to exceed $25,000,000. Under this program, the shares may be purchased from time to time on the open market. As of December 31, 2005, the Company purchased and retired 1,266,228 shares of its common stock at an average cost of $14.58 per share pursuant to the current authorization. The cost of such purchases was approximately $18,461,000. The repurchase program may be discontinued at any time at the discretion of the Company.

In March 2002, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 9,000,000 shares of common stock by existing shareholders. Additionally, the underwriters exercised the over-allotment option to purchase 700,000 shares from the selling stockholders. The Company did not receive any of the proceeds from the sale of these shares. Costs associated with this secondary offering of $902,209 were included in non-recurring secondary offering costs in the 2003 and 2002 consolidated statements of income.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

12.

Stockholders’ Equity (Continued)

Stock Options

On December 16, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and Equity Participation Plan (collectively, the Plans), which was amended and restated on October 25, 2001 and provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. Non-qualified stock options may also be issued to consultants. The Plans were approved by the security holders at the Company’s 2002 Annual Meeting of Stockholders. Under the Plans, the exercise price of options granted is determined by the compensation committee of the Company’s Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. Originally, options granted under the Amended and Restated 1999 Stock Option Plan generally vested ratably over 4 years and options granted under the Amended and Restated 1999 Equity Participation Plan vested 25% on the first anniversary of the date of grant and then vested 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant.

On December 30, 2005, the members of the Committee (the Committee) established under the Amended and Restated 1999 Stock Option Plan (Option Plan) approved the acceleration of the vesting of all unvested options to purchase the Company’s common stock held by employees, officers and directors of the Company issued under the Option Plan prior to December 31, 2005. All other terms and conditions applicable to the outstanding stock options remained in effect. A total of 436,368 options, with a weighed average exercise price of $15.25 per share, were accelerated. Of these options, 90% had exercise prices below market value (“in-the-money options”) as of December 28, 2005. The Committee members approved such acceleration of all unvested stock options pursuant to their authority under the Option Plan, effective December 31, 2005.

The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily upon the issuance of FASB Statement No. 123 (R), which requires the Company to treat unvested stock options as compensation expense effective January 1, 2006. See Note 2 – Summary of Significant Accounting Policies. The acceleration of the vesting of these options enabled the Company to avoid recognizing the associated stock-based compensation expense in future periods’ consolidated statements of income. The Company estimates the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2,900,000 (excluding the impact of forfeitures). The impact of this acceleration will be reported by the Company on a pro forma basis in future periods in accordance with FASB Statement No. 123 (R). In conjunction with the acceleration, the Company recorded a pre-tax charge of $115,663 in the fourth quarter of 2005 related to the acceleration of in-the-money options the Company estimated would not have otherwise vested. This charge is included in selling, general, and administrative expenses on the consolidated statements of income.

Changes under these stock option plans for 2005, 2004 and 2003 were as follows:

	December 31, 2005			December 31, 2004			December 31, 2003
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Options outstanding at beginning of year	2,413,722	$ 7.75-$37.13	$13.63	2,979,403	$ 7.75-$37.13	$13.53	2,974,983	$ 7.75-$37.13	$13.50
Granted	319,000	$15.60-$19.76	$15.75	88,700	$15.33-$18.47	$17.85	187,747	$10.38-$14.50	$10.66
Canceled	(55,729)	$ 7.75-$30.39	$17.15	(431,275)	$ 7.75-$37.13	$18.05	(60,924)	$ 7.75-$26.15	$13.67
Exercised	(164,727)	$ 7.75-$17.00	$10.82	(223,106)	$ 7.75-$17.00	$10.62	(122,403)	$ 7.75-$15.50	$ 8.27

Options outstanding at end of year	2,512,266	$ 7.75-$37.13	$14.01	2,413,722	$ 7.75-$37.13	$13.63	2,979,403	$ 7.75-$37.13	$13.53
Options exercisable at end of year	2,512,266	$ 7.75-$37.13	$14.01	2,154,342	$ 7.75-$37.13	$13.49	2,515,785	$ 7.75-$37.13	$13.24

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

12.

Stockholders’ Equity (Continued)

The following table represents information about stock options granted in each year:

	Year Ended December 31,
	2005	2004	2003
Weighted average exercise price of options granted during the year:
Issued at market price	$15.75	$17.85	$10.66

Weighted average fair value of options granted during the year:
Issued at market price	$ 9.06	$10.46	$ 6.21

During the years ended December 31, 2005, 2004 and 2003, the Company did not issue any options above or below market price.

The following table describes outstanding options as of December 31, 2005:

Exercise Price	Options Outstanding	Remaining Contractual life	Options Exercisable
$7.75	445,826	3.96	445,826
10.13	15,898	4.50	15,898
10.38	114,575	7.28	114,575
10.78	4,485	4.79	4,485
11.62	504,069	3.96	504,069
12.05	9,000	7.41	9,000
12.31	18,000	6.61	18,000
12.38	13,496	5.25	13,496
14.50	4,175	7.58	4,175
15.19	7,816	4.50	7,816
15.33	8,462	8.58	8,462
15.50	504,069	3.96	504,069
15.60	292,550	9.13	292,550
16.60	11,000	8.42	11,000
17.00	186,205	5.56	186,205
17.50	15,000	9.42	15,000
18.47	51,525	8.10	51,525
18.57	25,404	5.25	25,404
19.37	110,266	3.96	110,266
19.76	3,650	9.57	3,650
20.26	7,816	4.50	7,816
23.25	110,265	3.96	110,265
24.76	25,404	5.25	25,404
25.32	1,710	4.50	1,710
26.15	8,775	6.23	8,775
30.39	1,711	4.50	1,711
30.95	5,557	5.25	5,557
37.13	5,557	5.25	5,557
$14.01	2,512,266	5.08	2,512,266

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

12.

Stockholders’ Equity (Continued)

The fair value of options granted used to compute pro forma net income disclosures here and within Note 2 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.92	60.00	60.00
Risk-free interest rate	3.86%	3.49%	3.22%
Expected life	6 years	6 years	6 years

13.

Earnings Per Share

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the 2005, 2004 and 2003 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 404,462, 589,334 and 1,375,977 during the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004, and 2003, respectively, 544,656, 585,567 and 439,832 incremental shares of common stock were included in diluted weighted average shares outstanding.

14.

Interest Rate Swap

The Company had an interest rate swap agreement (the Agreement) with a financial institution that matured on February 7, 2003. The Company entered into the Agreement to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation as required by the senior credit facility and not for trading purposes. The interest rate swap agreement specified that the Company would make floating interest rate payments based on the three month U.S. dollar LIBOR, in exchange for fixed interest rate payments of 6.705%, effective January 1, 2001, over the life of the Agreement without an exchange of the underlying notional amount of $45,000,000. Any differences paid or received under the terms of the Agreement were recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying debt obligation. To test the effectiveness of the interest rate swap, the Company compared the present value of the cumulative change in the fair value of the interest rate swap with the present value of the cumulative change in the expected variable interest payments. On February 28, 2003, the maturity date, the Company paid the last payment on the Agreement.

15.

Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Revenue related to these transactions amounted to approximately $6,895,000, $8,172,000 and $6,863,000 in 2005, 2004 and 2003, respectively. Accounts receivable due from these hospitals at December 31, 2005 and 2004 were approximately $842,000 and $760,000, respectively.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

16.

Discontinued Operations

The following chart details amounts of revenue and pretax profit or loss reported in discontinued operations for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31,
	2005	2004	2003
Revenue	$1,532,521	$11,683,690	$14,168,344

Pretax loss – CCC, Inc.	$(923,585)	$(257,767)	$(340,488)
Pretax loss - E-Staff	—	—	(277,033)

Gain on sale of JRK and GBC businesses	—	3,665,058	—

Impairment of net assets – CCC, Inc.	—	(844,649)	—
Impairment of net assets - E-Staff	—	—	(302,205)
Discontinued operations pretax	(923,585)	2,562,642	(919,726)

Tax benefit on discontinued operations - CCC, Inc.	335,552	429,658	131,769
Tax expense on sale of JRK and GBC businesses	—	(2,936,225)	—
Tax benefit on discontinued operations - E-Staff	—	—	224,165
	$(588,033)	$56,075	$(563,792)

Cross Country Consulting, Inc.

Discontinued operations during the years ended December 31, 2005, 2004, and 2003 include results from operations of the Company’s healthcare consulting business (CCC, Inc.) that was previously classified in its other human capital management service business segment. On October 4, 2004, the Company sold assets of its JRK and Gill/Balsano consulting practices to Mitretek Systems, Inc. (Mitretek) for $12,250,000 in cash less a working capital payment of $1,616,000, in lieu primarily of accounts receivable retained by the Company. The carrying amount of the net assets sold was approximately $6,962,000 and consisted primarily of goodwill and other intangibles with a carrying amount of approximately $6,755,000 ($6,378,000 - goodwill, net of accumulated amortization and $377,000 – other intangible assets, net of accumulated amortization). In the third quarter of 2004, in accordance with FASB Statement No. 142 the Company performed an interim impairment test on the reporting unit that included the assets that were sold. The Company determined that no impairment existed for that reporting unit based on the results of the test. The Company recognized a pre-tax gain on this transaction of $3,665,058 ($728,833 after taxes) which is included in discontinued operations in the consolidated statement of income for the year ended December 31, 2004. Proceeds from this transaction were used to pay down $10,400,000 of the term loan portion of the Company’s debt. The remaining consulting practice was held for sale until the third quarter of 2005.

In the fourth quarter of 2004, the Company reallocated goodwill between the remaining consulting practice that, at that time, was classified as held for sale, and the other business included in the same reporting unit for FASB Statement No. 142 purposes. The Company then conducted an assessment of the tangible and intangible net assets of the remaining consulting practice as a result of the above reclassification in accordance with FASB Statements No. 144 and 142. Based on this assessment, the Company determined that the carrying amount of the net assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value. In accordance with the assessment, the Company recorded a pretax charge of approximately $845,000 to discontinued operations. The charge represents the impairment of goodwill in the amount of $399,000 and a reduction in value of other tangible assets in the amount of $446,000. The Company used the then most recent offer price as the fair value.

During the third quarter of 2005, the Company abandoned its efforts to sell the remaining consulting practice and shut down the remaining operations. The Company has continued to account for the consulting practice as discontinued operations within the consolidated financial statements and notes included in this Form 10-K. The Company has estimated the remaining costs associated with the shut down of the business and recorded these costs in loss from discontinued operations in the third quarter of 2005. These costs were allocated to the impairment valuation previously recorded in the fourth quarter of 2004. In accordance with FASB Statement No. 144, any adjustments to these estimated amounts are recorded to discontinued

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

16.

Discontinued Operations (Continued)

operations in subsequent periods. The Company does not expect these final adjustments to be material and expects all final adjustments to be completed by the first quarter of 2006. Remaining assets and liabilities of this business were not material for separate disclosure and are included in other current assets and other current liabilities in the consolidated balance sheets. The Company does not anticipate any involvement in the shutdown consulting practice going forward and expects any remaining cash inflows and outflows to be substantially resolved by the end of the first quarter of 2006.

E-Staff

In March 2002, the Company committed itself to a formal plan to dispose of its subsidiary, E-Staff, a Delaware corporation, through a sale of this business. E-Staff was previously included in the Company’s other human capital management services segment. E-Staff was an application service provider that had developed an Internet subscription based communication, scheduling, credentialing and training service business for healthcare providers. As an application service provider, E-Staff was to maintain the database of the client’s employees on E-Staff’s servers. Prospective E-Staff clients were concerned about placing their healthcare employees’ names and credentials on servers owned or controlled by one of the nation’s largest healthcare staffing companies. Accordingly, the Company decided to sell this subsidiary. Pursuant to FASB Statement No. 144, the consolidated financial statements of the Company were reclassified to reflect the discontinuance of E-Staff. Accordingly, certain costs and expenses were segregated and reported as discontinued operations in the accompanying consolidated statements of income.

As a result of the difficulty encountered in selling the business, the Company abandoned its efforts to sell the E-Staff business during the first quarter of 2003 and decided to dispose of the subsidiary by winding down its operations. E-staff operations ceased as of March 31, 2003. The Company determined that approximately $302,000 of the net carrying amount of the assets from discontinued operations was impaired. This impairment charge was recognized during the first quarter of 2003 and is included in the accompanying consolidated statement of income as loss from discontinued operations for the year ended December 31, 2003. There are no remaining assets or liabilities.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

17.

Segment Information

The Company has two reportable operating segments: healthcare staffing and other human capital management services. The healthcare staffing operating segment is the Company’s predominant business and includes travel staffing, per diem staffing and clinical research trials staffing. This segment provides temporary staffing services of healthcare professionals primarily to hospitals, laboratories and pharmaceutical and biotechnology companies. The other human capital management services segment includes the combined results of the Company’s education and training and retained search businesses.

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

Information on operating segments and a reconciliation of such information to income from continuing operations before income taxes for the periods indicated are as follows:

	Year Ended December 31,
	2005	2004(a)	2003(a)
Revenue from unaffiliated customers:
Healthcare staffing	$599,345,902	$612,075,464	$636,734,690
Other human capital management services	46,046,684	42,035,412	36,367,456
	$645,392,586	$654,110,876	$673,102,146
Contribution income (b):
Healthcare staffing	$55,278,792	$61,397,449	$75,334,163
Other human capital management services	8,116,062	7,089,343	4,760,637
Unallocated corporate overhead	27,079,894	24,439,045	23,918,609
Depreciation	5,158,513	5,139,984	4,370,857
Amortization	1,423,629	1,579,896	2,989,825
Non-recurring secondary offering costs	—	—	16,173
Interest expense, net	3,457,579	4,789,477	4,797,621
Loss on early extinguishment of debt	1,359,394	—	959,991
Income from continuing operations before income taxes	$24,915,845	$32,538,390	$43,041,724

———————

(a)

Prior periods have been reclassified to conform to 2005 presentation.

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

18.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter(b)
2005
Revenue from services(c)	$158,804,671	$159,724,641	$163,143,704	$163,719,570
Gross profit	$34,580,023	$31,285,188	$37,909,836	$38,514,561
Income from continuing operations	$3,831,621	$1,326,861	$5,249,405	$4,932,532
Loss from discontinued operations	(195,901)	(77,641)	(267,045)	(47,446)
Net income	$3,635,720	$1,249,220	$4,982,360	$4,885,086
Net income (loss) per common share – basic:
Income from continuing operations	$0.12	$0.04	$0.16	$0.15
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Net income	$0.11	$0.04	$0.15	$0.15
Net income (loss) per common share – diluted:
Income from continuing operations	$0.12	$0.04	$0.16	$0.15
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Net income	$0.11	$0.04	$0.15	$0.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(d)(e)
2004
Revenue from services	$168,866,979	$163,795,063	$161,961,987	$159,486,847
Gross profit	$36,422,841	$36,579,400	$35,341,880	$36,196,304
Income from continuing operations	$4,724,102	$4,928,244	$5,167,294	$5,782,980
Income (loss) from discontinued operations	133,009	169,096	(33,306)	(212,724)
Net income	$4,857,111	$5,097,340	$5,133,988	$5,570,256
Net income (loss) per common share – basic:
Income from continuing operations	$0.15	$0.15	$0.16	$0.18
Discontinued operations	0.00	0.01	(0.00)	(0.01)
Net income	$0.15	$0.16	$0.16	$0.17
Net income (loss) per common share – diluted:
Income from continuing operations	$0.15	$0.15	$0.16	$0.18
Discontinued operations	0.00	0.01	(0.00)	(0.01)
Net income	$0.15	$0.16	$0.16	$0.17

———————

(a)

During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5,283,000, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to certain professional liability cases. Refer to discussion in Note 9 – Commitments and Contingencies.

(b)

During the fourth quarter of 2005, the Company recorded approximately $1,359,000, pretax, of loss on early extinguishment of debt. Refer to discussion in Note 2 – Summary of Significant Accounting Policies.

(c)

Certain 2005 quarterly amounts have been reclassified to conform to the 2005 fourth quarter presentation. The quarterly impact of these reclassifications is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Increase in revenue from services	$768,645	$725,080	$572,173	$—
Increase in direct operating expenses	768,645	725,080	572,173	—
Impact on gross profit	$—	$—	$—	$—

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005

18.

Quarterly Financial Data (Unaudited) (Continued)

(d)

In the fourth quarter of 2004, the Company refined its estimate of incurred but not yet reported claims on its corporate health insurance and, as a result, reversed approximately $760,000, pretax, of expenses. The policy was self-insured since the beginning of 2004, and as a result, the Company did not have a history of claims until the fourth quarter was completed. Additionally, the Company revised its annual effective tax rate for the full year from 38.5% in the first, second and third quarters of 2004 to 36.7% in the fourth quarter of 2004. The effective tax rate was impacted by certain adjustments.

(e)

Discontinued operations in the fourth quarter of 2004 included a $3,665,058 pretax ($728,833 after tax) gain relating to the sale of assets of the JRK and GBC businesses to a third party, and impairment charges relating to the valuation of discontinued net assets of approximately $845,000. See Note 16 – Discontinued Operations for a further discussion.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Write-offs		Recoveries	Other Changes		Balance at End of Period
Year ended December 31, 2005	$3,741,955	$1,504,306	$(798,045)	(b)	$54,743	$(296,797)	(c)	$4,206,162
Year ended December 31, 2004	3,613,834	1,060,291	(963,518)		91,348	(60,000)	(c)	3,741,955
Year ended December 31, 2003	2,250,047	1,594,020	(949,703)		52,178	667,292	(d)	3,613,834

———————

(a)

Includes charges relating to the consulting businesses, which are included in discontinued operations on the consolidated statements of income, of $327,466, $102,991 and $243,706 for the years ended December 31, 2005, 2004, and 2003, respectively.

(b)

Includes write-offs of approximately $31,000 relating to the consulting businesses.

(c)

Change in the allowance for doubtful accounts on receivables included in discontinued operations.

(d)

Allowance for doubtful accounts on receivables acquired in MedStaff acquisition.

II-1