Form 10-Q
period 2006-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2006-05-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

Or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _________ to _________

Commission file number 0-33169

______________

CROSS COUNTRY HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

———————

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The registrant had outstanding 32,098,420 shares of Common Stock, par value $0.0001 per share, as of April 30, 2006.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

March 31, 2006

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$1,555	$—
Accounts receivable, net	103,072	107,787
Deferred tax assets	7,597	7,642
Income taxes receivable	2,436	2,752
Other current assets	22,148	22,571
Total current assets	136,808	140,752
Property and equipment, net	16,494	16,477
Trademarks, net	15,499	15,499
Goodwill, net	302,854	302,854
Other identifiable intangible assets, net	5,034	5,390
Debt issuance costs, net	662	689
Total assets	$477,351	$481,661

Current liabilities:
Accounts payable and accrued expenses	$8,620	$12,082
Accrued employee compensation and benefits	46,738	47,940
Current portion of long-term debt	3,598	5,483
Other current liabilities	4,881	4,378
Total current liabilities	63,837	69,883

Non-current deferred tax liabilities	34,924	32,546
Long-term debt	15,144	19,946
Total liabilities	113,905	122,375
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	254,929	255,340
Retained earnings	108,514	103,943
Total stockholders’ equity	363,446	359,286
Total liabilities and stockholders’ equity	$477,351	$481,661

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue from services	$159,834	$158,805
Operating expenses:
Direct operating expenses	122,445	124,225
Selling, general and administrative expenses	28,173	25,524
Bad debt expense	(128)	402
Depreciation	1,322	1,130
Amortization	356	356
Total operating expenses	152,168	151,637
Income from operations	7,666	7,168
Other expenses:
Interest expense, net	386	917
Income from continuing operations before income taxes	7,280	6,251
Income tax expense	2,817	2,419
Income from continuing operations	4,463	3,832
Discontinued operations, net of income taxes	107	(196)
Net income	$4,570	$3,636

Net income/(loss) per common share - basic:
Income from continuing operations	$0.14	$0.12
Discontinued operations, net of income taxes	0.00	(0.01)
Net income	$0.14	$0.11

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.14	$0.12
Discontinued operations, net of income taxes	0.00	(0.01)
Net income	$0.14	$0.11

Weighted average common shares outstanding-basic	32,127	32,207
Weighted average common shares outstanding-diluted	32,821	32,680

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$4,570	$3,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,322	1,130
Amortization	356	356
Bad debt expense	(128)	402
Deferred income tax expense	2,423	1,478
Other noncash charges	265	548
(Income) loss from discontinued operations, net	(107)	196
Changes in operating assets and liabilities:
Accounts receivable	4,843	(5,171)
Income taxes receivable and other current assets	609	491
Accounts payable and accrued expenses	(4,664)	128
Other current liabilities	609	578
Net cash provided by continuing operations	10,098	3,772

Income (loss) from discontinued operations, net	107	(196)
Other noncash items	(174)	—
Change in net assets from discontinued operations	199	(250)
Net cash provided by (used in) discontinued operations	132	(446)
Net cash provided by operating activities	10,230	3,326

Investing activities
Additions of property and equipment	(1,550)	(2,099)
Investing activities of discontinued operations:
Other investing activities of discontinued operations	—	(816)
Net cash used in investing activities	(1,550)	(2,915)

Financing activities
Repayment of debt	(8,862)	(55,512)
Proceeds from issuance of debt	2,175	54,810
Exercise of stock options	221	291
Stock repurchase and retirement	(666)	—
Other financing activities	7	—
Net cash used in financing activities	(7,125)	(411)

Change in cash and cash equivalents	1,555	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$1,555	$—

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the “Company”). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2005, unaudited condensed consolidated balance sheet included herein was derived from the December 31, 2005, audited consolidated balance sheet included in the Company’s Form 10-K.

There were no other components of other comprehensive income other than the Company’s consolidated net income during the three month periods ended March 31, 2006 and 2005.

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

4.

STOCK-BASED COMPENSATION

The Company’s Amended and Restated 1999 Stock Option and Equity Participation Plans (collectively, the Plans), provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. As of March 31, 2006, 687,743 options were available for future issuance. Non-qualified stock options may also be issued to consultants. Under the Plans, the exercise price of options granted is determined by the compensation committee of the Company’s Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. Options granted under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years and options granted under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant. Upon exercise, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding.

Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (Revised 2004), Share-Based Payment, (FASB 123(R)) using the modified prospective approach. FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under the modified prospective approach, the recognition provisions of FASB 123(R) are applied prospectively. For prior periods, companies are required to disclose the pro forma impact of adopting the standard for prior periods.

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

The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily upon the issuance of FASB Statement No. 123(R). The acceleration of the vesting of these options enabled the Company to avoid recognizing the associated stock-based compensation expense in future periods’ consolidated statements of income. The Company estimates the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2.9 million (excluding the impact of forfeitures). In conjunction with the acceleration, the Company recorded a pre-tax charge of $0.1 million in the fourth quarter of 2005 related to the acceleration of in-the-money options the Company estimated would not have otherwise vested. This charge was included in selling, general, and administrative expenses on the consolidated statements of income. The Company expects there to be no further impact, from the share-based payments that were outstanding as of December 31, 2005, on its consolidated statements of income. However, stock-based compensation expense could become material to the Company depending on the number of options that are granted in the future.

In adopting FASB 123(R), companies must choose from alternative valuation models. The Company had used the Black-Scholes method for disclosures and will continue to use this method. After reviewing alternative valuation methods, the Company has selected the Black-Scholes method based on its prior experience with it, and its wide use by other issuers comparable to the Company. The Company will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes.

The Company has selected to recognize compensation expense on a straight-line basis over the service period of the entire award. In prior periods, the Company did not estimate forfeitures when recognizing compensation expense of share-based payments (as permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation”) but has revised its accounting policy to estimate forfeitures in accordance with the provisions of FASB Statement No. 123(R). The Company uses historical data of options with similar characteristics to estimate forfeitures for new grants as it believes that historical behavior patterns are the best indicators of future behavior patterns.

The number of options granted in the three month period ended March 31, 2006 was immaterial. Accordingly, the impact of the adoption of FASB 123(R), on the condensed consolidated statement of income is immaterial. FASB 123(R) also requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as cash flows from financing activities. Prior to the adoption of FASB 123(R), these excess tax benefits were reported as an offset in cash flow from operating activities. The impact of this change on the consolidated statement of cash flows was not material for the three months ended March 31, 2006.

Prior period pro forma disclosures have been recalculated to reflect a change in the estimated tax benefit from stock-based compensation. The Company’s consolidated net income would have changed to the following pro forma amounts set forth below had the fair-value-based method been applied to all awards in the three month period ended March 31, 2005.

Three Months Ended March 31, 2005

(Unaudited, amounts in thousands, except per share data)

Net income as reported	$3,636
Share-based employee compensation, net of related tax effects, included in the determination of net income, as reported	9
Share-based employee compensation expense, net of tax, that would have been included in net income if the fair-value-based method had been applied to all awards	(359)

Pro forma net income as if the fair-value based method had been applied to all awards	$3,286

Basic and diluted earnings per share, as reported:
Net income per common share – basic	$0.11
Net income per common share – diluted	$0.11

Pro forma basic and diluted earnings per share, as if the fair-value-based method had been applied to all awards:
Pro forma net income per common share – basic	$0.10
Pro forma net income per common share – diluted	$0.10

Option activity under the Plans for three months ended March 31, 2006 is as follows:

	March 31, 2006
	Shares	Option Price	Weighted Average Exercise Price
Options outstanding at beginning of quarter	2,512,266	$7.75-$37.13	$14.01
Granted	9,500	$19.27	$19.27
Canceled	(4,806)	$10.13-$26.15	$16.26
Exercised	(22,121)	$7.75-$15.60	$ 9.99
Options outstanding at end of quarter	2,494,839	$7.75-$37.13	$14.06

Options exerciseable at end of quarter	2,485,539	$7.75-$37.13	$14.04

The following table describes information about share-based payments granted, exercised and vested in the three month periods ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
(Unaudited, amounts in thousands, except per share data)

Weighted average grant date fair value of options granted during the period	$9.33	$8.98

Total intrinsic value of options exercised	$194	$205

Total fair value of options vested during the period	—	$148

The Company has revised its methodology of estimating the expected life in conjunction with the adoption of the new standard. The Company has been able to refine its estimate of expected life due to a greater amount of Company historical data being available. In prior periods, the Company had estimated expected life based only on the vesting and expiration dates of the options. Effective January 1, 2006, the expected life of the options is based on historical exercise behavior. The Company continues to compute expected volatility using the historical volatility of the market price of the Company’s common stock.

Significant valuation assumptions used to value options granted in the three months ended March 31, 2006 were: expected term – 4.5 years, expected volatility – 53.0%, expected dividend rate – 0%, and risk-free rate – 4.6%. The assumptions used to value options granted in the three month period ended March 31, 2005 were: expected term – 6 years, expected volatility – 58.0%, expected dividend -0%, and risk-free rate – 3.9%.

The following table describes fully-vested options and options expected to vest as of March 31, 2006:

	Options Outstanding (a)			Options Exercisable
Exercise Price	Number	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Number	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
$ 7.75	430,980	$5,003,678	3.71	430,980	$5,003,678	3.71
10.13	14,718	135,847	7.03	14,718	135,847	7.03
10.38	114,150	1,025,067	7.03	114,150	1,025,067	7.03
10.78	4,485	38,481	4.55	4,485	38,481	4.55
11.62	504,069	3,901,494	3.71	504,069	3,901,494	3.71
12.05	9,000	65,790	7.16	9,000	65,790	7.16
12.31	17,450	123,023	6.36	17,450	123,023	6.36
12.38	13,496	94,202	5.00	13,496	94,202	5.00
14.50	3,225	15,674	7.33	3,225	15,674	7.33
15.19	7,816	32,593	4.25	7,816	32,593	4.25
15.33	8,062	32,490	8.33	8,062	32,490	8.33
15.50	504,069	1,945,706	3.71	504,069	1,945,706	3.71
15.60	287,300	1,080,248	8.88	287,300	1,080,248	8.88
16.60	11,000	30,360	8.17	11,000	30,360	8.17
17.00	184,029	434,308	5.32	184,029	434,308	5.32
17.50	15,000	27,900	9.17	15,000	27,900	9.17
18.47	50,750	45,421	7.85	50,750	45,421	7.85
18.57	25,404	20,069	5.00	25,404	20,069	5.00
19.27	7,440	670	9.86	—	—	—
19.37	110,266	(1,103)	3.71	110,266	(1,103)	3.71
19.76	3,550	(1,420)	9.33	3,550	(1,420)	9.33
20.26	7,816	(7,034)	4.25	7,816	(7,034)	4.25
23.25	110,265	(428,931)	3.71	110,265	(428,931)	3.71
24.76	25,404	(137,182)	5.00	25,404	(137,182)	5.00
25.32	1,710	(10,192)	4.25	1,710	(10,192)	4.25
26.15	8,700	(59,073)	5.99	8,700	(59,073)	5.99
30.39	1,711	(18,872)	4.25	1,711	(18,872)	4.25
30.95	5,557	(64,406)	5.00	5,557	(64,406)	5.00
37.13	5,557	(98,748)	5.00	5,557	(98,748)	5.00
$14.06	2,492,979	$13,226,060	4.86	2,485,539	$13,225,390	4.85

———————

(a)

Includes options outstanding of 2,494,839, less 1,860 estimated forfeitures of unvested options.

5.

DISCONTINUED OPERATIONS

The following details revenue and income (loss) from discontinued operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
(Unaudited, amounts in thousands)

Revenue	$—	$546

Income (loss) from discontinued operations before income taxes	$175	$(320)

Income tax (benefit) expense on discontinued operations	(68)	124
Income (loss) from discontinued operations	$107	$(196)

Discontinued operations for the three month periods ended March 31, 2006 and 2005 include the results of operations of the Company’s healthcare consulting business that was previously classified in its other human capital management service business segment. On October 4, 2004, the Company sold assets of its Gill/Balsano Consulting, LLC and Jennings Ryan & Kolb consulting practices to Mitretek Systems, Inc. The remaining consulting practice was held for sale until the third quarter of 2005.

In the third quarter of 2005, the Company abandoned its efforts to sell the remaining consulting practice and shut down the remaining operations. The Company has continued to account for final adjustments related to the shutdown as discontinued operations within the condensed consolidated statements of income and cash flows and notes to the condensed consolidated financial statements included in this Form 10-Q.

6.

DEBT

The Company entered into a new senior secured revolving credit facility on November 10, 2005 (the 2005 Credit Agreement), consisting of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. The new credit facility was used to refinance the Company’s existing senior secured debt and will be used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.  As of March 31, 2006, the Company had $17.0 million of borrowings and $7.6 million of standby letters of credit under this facility outstanding, leaving $50.4 million available for borrowings.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of March 31, 2006, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $14.0 million of borrowings under this facility is classified as long-term as of March 31, 2006. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

The prior amended senior secured credit facility consisted of a $125.0 million term loan and a $75.0 million revolving credit facility. During the three month period ended March 31, 2005, the Company repaid $4.9 million of the principal on the term loan balance related to this credit facility, of which $4.4 million were optional prepayments. The Company terminated its commitments under this credit agreement on November 10, 2005, the date of issuance of the 2005 Credit Agreement described above.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.  At March 31, 2006 and December 31, 2005, the Company had $1.7 million and $1.8 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

7.

STOCKHOLDERS’ EQUITY

On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the three month period ended March 31, 2006, the Company purchased 38,500 shares of common stock at an average cost of $17.31 per share pursuant to this program. The cost of such purchases was approximately $0.7 million. All of these shares were retired as of March 31, 2006. There were no stock repurchases during the three month period ended March 31, 2005.

The Company can purchase up to an additional 195,272 shares at an aggregate price not to exceed approximately $5.9 million under the previously authorized stock repurchase program. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At March 31, 2006, the Company had approximately 32.1 million shares outstanding.

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

8.

SEGMENT DATA

Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended March 31,
	2006	2005
	(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$147,600	$147,555
Other human capital management services	12,234	11,250
	$159,834	$158,805

Contribution income (a):
Healthcare staffing	$13,874	$12,415
Other human capital management services	2,589	2,049

Unallocated corporate overhead	7,119	5,810
Depreciation	1,322	1,130
Amortization	356	356
Interest expense, net	386	917
Income from continuing operations before income taxes	$7,280	$6,251

———————

(a)

The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information. During the three month period ended March 31, 2006, the Company refined its methodology for identifying corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Prior year segment data has been reclassified to conform to the current presentation.

9.

CONTINGENCIES

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

On February 10, 2006, the Superior Court of the State of California granted Plaintiffs leave to amend the complaint to add causes of actions alleging Defendant’s failure to pay for missed meal periods and rest breaks. Although Cross Country Nurses, Inc. was previously dismissed from the action upon Defendants’ motion for summary judgment, Plaintiffs have erroneously included Cross Country Nurses, Inc. in the caption and allegations of the amended complaint they filed.

On March 10, 2006, Defendants removed this putative class action lawsuit to the United States District Court for the Central District of California in Orange County. Plaintiffs filed a motion requesting that the case be remanded to state court, which was granted on April 28, 2006. Defendants intend to file an appeal by May 5, 2006, to the United States Court of Appeal for the Ninth Circuit, appealing the decision to remand.

Plaintiffs seek (among other things) an order enjoining Defendants from engaging in the practices challenged in the complaint; for an order for full restitution of all monies Defendants allegedly failed to pay Plaintiffs (and their purported class); for pre-judgment interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs.

The lawsuit has not yet been certified by the court as a class action. As a result, the Company is unable at this time to determine the potential exposure. The Company intends to vigorously defend this matter.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order: enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nation wide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and suffered employees to work in excess of 16 hours per day, Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs. On February 27, 2006, the United States District Court for the Central District of California filed an order denying plaintiff’s certification of a collective action pursuant to 29 U.S.C. Section 216(b) (Fair Labor Standards Act claims) without prejudice and holding on submission plaintiff’s Rule 23 motion for certification of a class action solely with respect to California employees based on California law.

On April 24, 2006, the United States District Court of California filed an order to preliminarily certify a collective action based on the Fair Labor Standards Acts claims, subject to Defendants ability to move for decertification at a later stage in the proceedings. The Court, however, limited the scope of the preliminarily certified collective action to encompass claims occurring within a 2-year statute of limitations and limited to 90 days the period of time within which putative members of the preliminarily certified collective action group may opt-into the action. The Court has indicated that it is inclined to limit the exercise of supplemental jurisdiction as to any California law claims under Federal Rule 23 to those individuals who opt into the Fair Labor Standards Act claims (thus limiting the size of the Federal Rule 23 class), but has not filed its formal ruling on this issue. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of two medical malpractice lawsuits filed in December 2002 and March 2003 (Nika Yarandi, by her parents, Fereidoon Yarandi & Victoria Yarandi, and Fereidoon Yarandi & Victoria Vahdani, individually vs. Cross Country TravCorps, Inc., et al.; and Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.), respectively, in the Circuit Court of Cook County, Illinois. Both lawsuits relate to nursing services provided by nurses supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurses supplied by Cross Country TravCorps were negligent in their care and treatment of Plaintiffs who were maternity patients at the facility in Chicago. The nurses’ alleged negligent failure to appropriately monitor each Plaintiff in their labor and delivery allegedly caused the minor Plaintiffs to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct Defendants in the lawsuits. During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to these cases. During the first quarter of 2006, the Company settled both matters consistent with the previously established accrual range.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements present a consolidation of all its operations. Certain prior period information has been reclassified to conform to the current period presentation. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, filed for the year ended December 31, 2005, and is intended to assist the reader in understanding the financial results and condition of the Company.

OVERVIEW

During the three months ended March 31, 2006, our healthcare staffing business segment represented approximately 92% of our revenue and was comprised of travel and per diem nurse staffing, allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented approximately 76% of this business segment’s revenue. Our other human capital management services business segment represented approximately 8% of our year to date 2006 revenue and consisted of education and training, and retained physician and healthcare executive search services.

In the three months ended March 31, 2006, our revenue increased slightly to $159.8 million from $158.8 million in the three months ended March 31, 2005. The increase in revenue was primarily due to an increase in revenue from our other human capital management services business segment. Revenue from our healthcare staffing segment was essentially flat. During the period, net income increased to $4.6 million from $3.6 million in the three months ended March 31, 2005. The combined effects of an increase in revenue and improving margins from our healthcare staffing and other human capital management services segments, as well as lower interest expense and bad debt expense, contributed to the increase in net income.  The increase in our contribution margin from our healthcare staffing business segment was largely due to lower insurance expense and improvements in our bill-pay spread as a result of pricing increases. These factors were partially offset by higher housing costs. The margin improvements were partially offset by an increase in unallocated corporate overhead as a percentage of revenue due primarily to higher compensation and legal expenses. See Segment Information.

Currently, the market for our healthcare staffing services reflects a substantially higher level of demand, as measured by the average monthly number of open orders from our hospital clients, compared to a year ago. We believe this is due to improved labor dynamics that have created increased nurse turnover at hospitals, which has led to a greater supply of RNs seeking travel assignments with us and to modest price increases for our nurse staffing services. Despite this more favorable environment for our core nurse staffing business, hospital in-patient admissions trends remain relatively flat with low near-term expectations for growth. Typically, as admissions increase, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. We believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment continued to be present during the three months ended March 31, 2006, particularly the more favorable pricing environment.

Longer term, improvement in the labor market should provide many hospital staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provide directly to hospital employers. We believe that the perception of increased demand will give nurses confidence to seek alternative employment opportunities which could increase staff turnover in hospitals as implied by U.S. Bureau Labor of Statistics data related to Job Openings and Labor Turnover (JOLTS).  The most recent JOLTS data reflects a slowdown in the rate of turnover, although it remains relatively high. We believe these dynamics would lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected consolidated statement of income data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenue from services	100.0%	100.0%
Direct operating expenses	76.6	78.2
Selling, general and administrative expenses	17.6	16.1
Bad debt expense	(0.1)	0.3
Depreciation and amortization	1.1	0.9
Income from operations	4.8	4.5
Interest expense, net	0.2	0.6
Income from continuing operations before income taxes	4.6	3.9
Income tax expense	1.8	1.5
Income from continuing operations	2.8	2.4
Discontinued operations, net of income taxes	0.1	(0.1)
Net income	2.9%	2.3%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

REVENUE FROM SERVICES increased $1.0 million, or 0.6%, to $159.8 million for the three months ended March 31, 2006 as compared to $158.8 million for the three months ended March 31, 2005. This increase was primarily due to an increase in revenue from our other human capital management services while revenue from our healthcare staffing business segment remained essentially flat. The increase in other human capital management services was due to an increase in our retained search businesses, partially offset by a decrease in revenue from our educational seminars business. See Segment Information for further analysis.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and various insurance expenses associated with our field employees. Direct operating expenses totaled $122.4 million for the three months ended March 31, 2006 as compared to $124.2 million for the three months ended March 31, 2005. As a percentage of revenue, direct operating expenses represented 76.6% of revenue for the three months ended March 31, 2006 and 78.2% for the three months ended March 31, 2005. This decrease is primarily due to lower insurance expense in our healthcare staffing businesses, a higher relative mix of business from our other human capital management services business segment, and a widening of our bill-pay spread in our travel nurse staffing businesses. Our other human capital management services business segment operates with relatively lower direct costs than our healthcare staffing business segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $28.2 million for the three months ended March 31, 2006 as compared to $25.5 million for the three months ended March 31, 2005. As a percentage of revenue, selling, general and administrative expenses were 17.6% and 16.1% for the three months ended March 31, 2006 and 2005, respectively, reflecting a combination of higher compensation expenses including increased investments in recruitment capacity, higher legal expenses and, a higher relative mix of business from our other human capital management services business segment. Our other human capital management services businesses operate with higher selling, general and administrative costs than our healthcare staffing business segment.

BAD DEBT EXPENSE was negative $0.1 million in the three months ended March 31, 2006 compared to $0.4 million in the three months ended March 31, 2005. During the three month period ended March 31, 2006, we reversed reserves for bad debt due to recoveries and improved collections.

INTEREST EXPENSE, NET totaled $0.4 million for the three months ended March 31, 2006 as compared to $0.9 million for the three months ended March 31, 2005. This decrease was primarily due to lower average borrowings outstanding during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, and a lower effective borrowing cost in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Average borrowings outstanding were lower in the three months ended March 31, 2006 due to repayments of debt. The effective borrowing cost, excluding the amortization of debt issuance costs, for the three months ended March 31, 2006 was 7.0% compared to a rate of 7.5% for the three months ended March 31, 2005. We entered into a new credit facility in November 2005 and were able to reduce our interest expense despite rising interest rates due to more favorable pricing margins on the new facility.

INCOME TAX EXPENSE totaled $2.8 million for the three months ended March 31, 2006, as compared to $2.4 million for the three months ended March 31, 2005. The effective tax rate was 38.7% for both the three months ended March 31, 2006 and 2005.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES was $0.1 million in income for the three months ended March 31, 2006 as compared to a loss of $0.2 million for the three months ended March 31, 2005. We have accounted for our healthcare consulting practices as discontinued operations since December 31, 2004. On October 4, 2004, we sold the assets of two of our three consulting practices to a third party. The operations of the remaining consulting practice are reflected in the three months ended March 31, 2005 results. These remaining operations were shut down and ceased as of September 30, 2005. Discontinued operations for the three months ended March 31, 2006 reflect adjustments to the previously estimated shut-down costs.

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended March 31,
	2006	2005
	(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$147,600	$147,555
Other human capital management services	12,234	11,250
	$159,834	$158,805

Contribution income (a):
Healthcare staffing	$13,874	$12,415
Other human capital management services	2,589	2,049

Unallocated corporate overhead	7,119	5,810
Depreciation	1,322	1,130
Amortization	356	356
Interest expense, net	386	917
Income from continuing operations before income taxes	$7,280	$6,251

———————

(a)

We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131. During the three month period ended March 31, 2006, we refined our methodology for identifying corporate overhead expenses to our segments to more accurately reflect the profitability of each segment. Prior year segment data has been reclassified to conform to the current presentation.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

HEALTHCARE STAFFING

Revenue from our healthcare staffing business segment for the three months ended March 31, 2006 was $147.6 million, essentially flat compared to the three months ended March 31, 2005. A slight increase in revenue from our travel staffing businesses was partially offset by a decrease in revenue from our clinical trials staffing business.

The average number of FTEs on contract decreased 3.3% from the prior year. This was primarily attributable to a decrease in FTEs from our per diem staffing and clinical trials staffing business.

Revenue per FTE was up 3.4% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Average bill rates in our core travel nurse staffing business was up approximately 4% in the three months ended March 31, 2006, compared to the three month period ended March 31, 2005. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in both the three months ended March 31, 2006 and 2005.

For the three months ended March 31, 2006, nurse staffing operations generated 85.9% of healthcare staffing revenue and 14.1% was generated by all other operations. For the three month period ended March 31, 2005, 85.4% of healthcare staffing revenue was generated from nursing operations and 14.6% was generated by all other operations.

Contribution income from our healthcare staffing segment for the quarter ended March 31, 2006, increased 11.8%, or $1.5 million, from $12.4 million for the three months ended March 31, 2005, to $13.9 million. As a percentage of healthcare staffing revenue, contribution income was 9.4% for the three months ended March 31, 2006 compared to 8.4% for the three months ended March 31, 2005. This increase in contribution income as a percentage of revenue is primarily due to lower insurance expense and a widening in the bill-pay spread, partially offset by higher housing costs.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services increased 8.7%, or $1.0 million, from $11.2 million in the three months ended March 31, 2005, to $12.2 million for the three months ended March 31, 2006 due to higher revenue from our retained search business partially offset by lower revenue from our educational seminars business.

Contribution income from other human capital management services for the quarter ended March 31, 2006, increased 26.4% to $2.6 million from $2.0 million for the three months ended March 31, 2005. This increase was due to increased revenue and operating leverage in the retained search business as well as lower expenses in the seminars business. Contribution income as a percentage of other human capital management services revenue for the three months ended March 31, 2006 increased to 21.2% from 18.2% in the prior year period. This increase was due primarily to improved operating leverage in both businesses.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $7.1 million in the three months ended March 31, 2006, compared to $5.8 million in the three months ended March 31, 2005. This increase was primarily due to higher corporate compensation and legal expenses. As a percentage of consolidated revenue, unallocated corporate overhead was 4.5% during the three months ended March 31, 2006 compared to 3.7% during the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had a current ratio (the amount of current assets divided by current liabilities) of 2.1 to 1.0 compared to 2.0 to 1.0 as of December 31, 2005. Working capital increased by $2.1 million to $73.0 as of March 31, 2006, compared to $70.9 million as of December 31, 2005. This increase in working capital was primarily due to decreases in short-term debt and accounts payable and accrued expenses, partially offset by a decrease in accounts receivable. During the three months ended March 31, 2006, net cash provided by operating activities was used primarily to purchase property and equipment and repay debt.

Net cash provided by operating activities for the three months ended March 31, 2006, was $10.2 million compared to $3.3 million for the three months ended March 31, 2005. This increase is primarily due to a decrease in accounts receivable in the three month period ended March 31, 2006 compared to an increase in the three month period ended March 31, 2005. Days’ sales outstanding (DSO) decreased 3 days to 58 days for the three month period ended March 31, 2006 from 61 days for the three month period ended December 31, 2005, reflecting improved collections. This compares to an increase of 2 days in the prior year’s comparable period.

Investing activities used $1.5 million of cash in the three months ended March 31, 2006, compared to $2.9 million during the three months ended March 31, 2005. Investing activities in the three months ended March 31, 2006 were attributable only to capital expenditures. Investing activities in the three months ended March 31, 2005, were attributable to capital expenditures and the completion of contractually obligated net working capital payments made by us pertaining to the 2004 sale of two of our consulting practices included in discontinued operations.

Net cash used in financing activities in the three months ended March 31, 2006 was $7.1 million compared to $0.4 million in the three months ended March 31, 2005. During the three months ended March 31, 2006, we repaid a net of $6.6 million on our credit facility as compared to a net repayment on the prior credit facility of $0.7 million in the three months ended March 31, 2005. Other financing activities included the proceeds from the exercise of stock options and stock repurchases and retirements.

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

STOCKHOLDERS’ EQUITY

In November 2002, the Company’s Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. We repurchased 38,500 shares at an average price of $17.31 during the three month period ended March 31, 2006. All shares were retired. We did not make any repurchases during the three month period ended March 31, 2005.

As of March 31, 2006, under the remainder of the current authorization, we can purchase up to an additional 195,272 shares at an aggregate price not to exceed approximately $5.9 million under the previously authorized stock repurchase program. This repurchase program is within the limits of our current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at our discretion. As of March 31, 2006, we had 32.1 million shares of our common stock outstanding.

In November 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of approximately 11.4 million shares of common stock owned by our private equity sponsor stockholders. No members of management registered shares pursuant to this registration statement. In April 2005, we announced a public offering of approximately 4.2 million shares of common stock by certain of our private equity stockholders pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, we incurred all fees and expenses relating to the registration statement.

ADOPTION OF FASB STATEMENT NO. 123 (REVISED 2004)

On January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. FASB Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under the modified prospective approach, the recognition provisions of FASB Statement No. 123 (R) are applied prospectively. For prior periods, companies are required to disclose the pro forma impact of adopting the standard for prior periods. All of our options outstanding as of December 31, 2005 were fully vested as a result of the decision to accelerate the vesting of any unvested options as of December 31, 2005. A total of 436,368 options, with a weighed average exercise price of $15.25 per share, were accelerated. Of these options, 90% had exercise prices below market value (“in-the-money options”) as of December 28, 2005. The reason for the acceleration was to avoid recognizing associated stock-based compensation for these options in future periods’ consolidated statements of income. We estimate the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2.9 million (excluding the impact of forfeitures). In conjunction with the acceleration, we recorded a pre-tax charge of $0.1 million in the fourth quarter of 2005 related to the acceleration of in-the-money options we estimated would not have otherwise vested. This charge was included in selling, general, and administrative expenses on the consolidated statements of income. The Company expects there to be no further impact, from the share-based payments that were outstanding as of

December 31, 2005, on its consolidated statements of income. However, stock-based compensation expense could become material to the Company depending on the number of options that are granted in the future.

We will continue to use the Black-Scholes method to compute fair value of share-based payments granted in future periods. After reviewing alternative valuation methods, we selected the Black-Scholes method based on our prior experience with it and its wide use by other issuers comparable to the Company. We will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes.

There is no material impact on the condensed consolidated financial statements resulting from the adoption of FASB 123(R) for the period ended March 31, 2006.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

We executed a lease in February 2006 for office space to replace the current space leased by our MedStaff subsidiary. The new lease term is 7 years and 5 months (with an option to renew for 5 years). Total future minimum rental payments are $5.6 million. The commencement date of the lease has not been determined as of the date of this filing.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K. However, we have updated the specific details within the critical accounting policy relating to legal matters as stated below.

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

•

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

•

On April 24, 2006, the United States District Court of California filed an order to preliminarily certify a nation wide collective action based on the Fair Labor Standards Acts claims in Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick, subject to Defendants ability to move for decertification at a later stage in the proceedings. The Court, however, limited the scope of the preliminarily certified collective action to encompass claims occurring within a 2-year statute of limitations and limited to 90 days the period of time within which putative members of the preliminarily certified collective action group may opt-into the action. The Court is currently holding on submission plaintiff’s Federal Rule 23 motion for certification of a class action solely with respect to California employees based on California law. The Court has indicated that it is inclined to limit the exercise of supplemental jurisdiction as to any California law claims under Federal Rule 23 to those individuals who opt into the Fair Labor Standards Act claims (thus limiting the size of the Federal Rule 23 class), but has not filed its formal ruling on this issue.  We are unable to determine our potential exposure regarding this lawsuit at this time.

•

During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to two lawsuits in the Circuit Court of Cook County, Illinois. The Company has settled both matters consistent with the previously established accrual range.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, the outcome of any litigation, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 9, 2006.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On February 10, 2006, the Superior Court of the State of California granted Plaintiffs leave to amend the complaint to add causes of actions alleging Defendant’s failure to pay for missed meal periods and rest breaks. Although Cross Country Nurses, Inc. was previously dismissed from the action upon Defendants’ motion for summary judgment, Plaintiffs have erroneously included Cross Country Nurses, Inc. in the caption and allegations of the amended complaint they filed.

On March 10, 2006, Defendants removed this putative class action lawsuit to the United States District Court for the Central District of California in Orange County. Plaintiffs filed a motion requesting that the case be remanded to state court, which was granted on April 28, 2006. Defendants intend to file an appeal by May 5, 2006, to the United States Court of Appeal for the Ninth Circuit, appealing the decision to remand.

Plaintiffs seek (among other things) an order enjoining Defendants from engaging in the practices challenged in the complaint; for an order for full restitution of all monies Defendants allegedly failed to pay Plaintiffs (and their purported class); for pre-judgment interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs.

The lawsuit has not yet been certified by the court as a class action. As a result, the Company is unable at this time to determine the potential exposure. The Company intends to vigorously defend this matter.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal period and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order: enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nation wide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and suffered employees to work in excess of 16 hours per day, Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs. On February 27, 2006, the United States District Court for the Central District of California filed an order denying plaintiff’s certification of a collective action pursuant to 29 U.S.C. Section 216(b) (Fair Labor Standards Act claims) without prejudice and holding on submission plaintiff’s Rule 23 motion for certification of a class action solely with respect to California employees based on California law.

On April 24, 2006, the United States District Court of California filed an order to preliminarily certify a collective action based on the Fair Labor Standards Acts claims, subject to Defendants ability to move for decertification at a later stage in the proceedings. The Court, however, limited the scope of the preliminarily certified collective action to encompass claims occurring within a 2-year statute of limitations and limited to 90 days the period of time within which putative members of the preliminarily certified collective action group may opt-into the action. The Court has indicated that it is inclined to limit the exercise of supplemental jurisdiction as to any California law claims under Federal Rule 23 to those individuals who opt into the Fair Labor Standards Act claims (thus limiting the size of the Federal Rule 23 class), but has not filed its formal ruling on this issue. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of two medical malpractice lawsuits filed in December 2002 and March 2003 (Nika Yarandi, by her parents, Fereidoon Yarandi & Victoria Yarandi, and Fereidoon Yarandi & Victoria Vahdani, individually vs. Cross Country TravCorps, Inc., et al.; and Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.), respectively, in the Circuit Court of Cook County, Illinois. Both lawsuits relate to nursing services provided by nurses supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurses supplied by Cross Country TravCorps were negligent in their care and treatment of Plaintiffs who were maternity patients at the facility in Chicago. The nurses’ alleged negligent failure to appropriately monitor each Plaintiff in their labor and delivery allegedly caused the minor Plaintiffs to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct Defendants in the lawsuits. During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to these cases. During the first quarter of 2006, the Company settled both matters consistent with the previously established accrual range.

ITEM 1A.

RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended March 31, 2006, we purchased 38,500 shares of common stock at an average cost of $17.31 per share pursuant to its current authorization. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2006	5,000	$17.45	5,000	228,772
February 1 – February 28, 2006	—	—	—	228,772
March 1 – March 31, 2006	33,500	$17.28	33,500	195,272
Total January 1 – March 31, 2006	38,500	$17.31	38,500	195,272

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: May 9, 2006	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: May 9, 2006	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer