Form 10-Q
period 2006-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2006-08-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

The registrant had outstanding 32,079,692 shares of Common Stock, par value $0.0001 per share, as of July 31, 2006.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

June 30, 2006

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$58	$—
Accounts receivable, net	97,144	107,787
Deferred tax assets	6,703	7,642
Income taxes receivable	4,483	2,752
Other current assets	14,229	22,571
Total current assets	122,617	140,752
Property and equipment, net	17,495	16,477
Trademarks, net	15,499	15,499
Goodwill, net	302,854	302,854
Other identifiable intangible assets, net	4,678	5,390
Other assets	633	689
Total assets	$463,776	$481,661

Current liabilities:
Accounts payable and accrued expenses	$7,700	$12,082
Accrued employee compensation and benefits	36,709	47,940
Current portion of long-term debt	2,288	5,483
Other current liabilities	4,685	4,378
Total current liabilities	51,382	69,883

Non-current deferred tax liabilities	37,032	32,546
Long-term debt	8,144	19,946
Total liabilities	96,558	122,375
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	254,269	255,340
Other stockholders' equity	112,946	103,943
Total stockholders' equity	367,218	359,286
Total liabilities and stockholders' equity	$463,776	$481,661

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue from services	$156,697	$159,724	$316,531	$318,529
Operating expenses:
Direct operating expenses	120,455	128,439	242,900	252,664
Selling, general and administrative expenses	26,816	26,562	54,989	52,086
Bad debt expense	150	36	22	438
Depreciation	1,383	1,215	2,705	2,345
Amortization	356	356	712	712
Total operating expenses	149,160	156,608	301,328	308,245
Income from operations	7,537	3,116	15,203	10,284
Other expenses:
Interest expense, net	320	952	706	1,869
Income from continuing operations before income taxes	7,217	2,164	14,497	8,415
Income tax expense	2,793	838	5,610	3,257
Income from continuing operations	4,424	1,326	8,887	5,158
Discontinued operations, net of income taxes	9	(77)	116	(273)
Net income	$4,433	$1,249	$9,003	$4,885

Net income/(loss) per common share - basic:
Income from continuing operations	$0.14	$0.04	$0.28	$0.16
Discontinued operations, net of income taxes	0.00	(0.00)	0.00	(0.01)
Net income	$0.14	$0.04	$0.28	$0.15

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.14	$0.04	$0.27	$0.16
Discontinued operations, net of income taxes	0.00	(0.00)	0.00	(0.01)
Net income	$0.14	$0.04	$0.27	$0.15

Weighted average common shares outstanding-basic	32,092	32,253	32,109	32,230
Weighted average common shares outstanding-diluted	32,726	32,775	32,773	32,728

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2006	2005

Operating activities
Net income	$9,003	$4,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,705	2,345
Amortization	712	712
Bad debt expense	22	438
Deferred income tax expense	5,426	2,900
Other noncash charges	308	700
(Income) loss from discontinued operations	(116)	273
Changes in operating assets and liabilities:
Accounts receivable	10,621	(6,592)
Income taxes receivable and other current assets	6,466	(13,552)
Accounts payable and accrued expenses	(15,613)	17,747
Other current liabilities	413	239
Net cash provided by continuing operations	19,947	10,095

Income (loss) from discontinued operations, net	116	(273)
Other noncash items	(195)	—
Change in net assets from discontinued operations	233	(170)
Net cash provided by (used in) discontinued operations	154	(443)
Net cash provided by operating activities	20,101	9,652

Investing activities
Additions of property and equipment	(3,845)	(4,023)
Other investing activities	(2)	—
Investing activities of discontinued operations:
Other investing activities of discontinued operations	—	(816)
Net cash used in investing activities	(3,847)	(4,839)

Financing activities
Repayment of debt	(17,260)	(85,300)
Proceeds from issuance of debt	2,175	79,570
Exercise of stock options	326	917
Stock repurchase and retirement	(1,464)	—
Other financing activities	27	—
Net cash used in financing activities	(16,196)	(4,813)

Change in cash and cash equivalents	58	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$58	$—

Supplemental disclosures of noncash financing activities:
Equipment purchased through financing agreements	$113	$1,719

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

There were no other components of other comprehensive income other than the Company’s consolidated net income during the three and six month periods ended June 30, 2006 and 2005.

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

4.

STOCK-BASED COMPENSATION

The Company’s Amended and Restated 1999 Stock Option and Equity Participation Plans (collectively, the Plans), provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. As of June 30, 2006, 683,803 options were available for future issuance. Non-qualified stock options may also be issued to consultants. Under the Plans, the exercise price of options granted is determined by the Compensation Committee of the Company’s Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. Options granted under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years and options granted under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant. Upon exercise, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding.

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

In adopting FASB 123(R), companies must choose from alternative valuation models. The Company used the Black-Scholes method for disclosures prior to adoption. After reviewing alternative valuation methods, the Company has selected to continue using the Black-Scholes method based on its prior experience with it, and its wide use by other issuers comparable to the Company. The Company will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes.

The Company has elected to recognize compensation expense on a straight-line basis over the service period of the entire award. In prior periods, the Company did not estimate forfeitures when recognizing compensation expense of share-based payments (as permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation”) but has revised its accounting policy to estimate forfeitures in accordance with the provisions of FASB Statement No. 123(R). The Company uses historical data of options with similar characteristics to estimate forfeitures for new grants as it believes that historical behavior patterns are the best indicators of future behavior patterns.

The number of options granted in the three and six month periods ended June 30, 2006 was immaterial. Accordingly, the impact of the adoption of FASB 123(R), on the condensed consolidated statements of income is immaterial. FASB 123(R) also requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as cash flows from financing activities. Prior to the adoption of FASB 123(R), these excess tax benefits were reported as an offset in cash flow from operating activities. The impact of this change on the consolidated statement of cash flows was not material for the three and six months ended June 30, 2006.

Prior period pro forma disclosures have been recalculated to reflect a change in the estimated tax benefit from stock-based compensation. The Company’s consolidated net income would have changed to the following pro forma amounts set forth below had the fair-value-based method been applied to all awards in the three and six month periods ended June 30, 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
(Unaudited, amounts in thousands, except per share data)
Net income as reported	$1,249	$4,885
Share-based employee compensation, net of related tax effects, included in the determination of net income, as reported	10	19
Share-based employee compensation expense, net of tax, that would have been included in net income if the fair-value-based method had been applied to all awards	(322)	(681)
Pro forma net income as if the fair-value based method had been applied to all awards	$937	$4,223
Basic and diluted earnings per share, as reported:
Net income per common share - basic	$0.04	$0.15
Net income per common share - diluted	$0.04	$0.15
Pro forma basic and diluted earnings per share, as if the fair-value-based method had been applied to all awards:
Pro forma net income per common share - basic	$0.03	$0.13
Pro forma net income per common share - diluted	$0.03	$0.13

Option activity under the Plans during the six month period ended June 30, 2006 is as follows:

	June 30, 2006
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	2,512,266	$14.01
Granted	19,500	$18.73
Canceled	(10,866)	$16.67
Exercised	(31,233)	$10.42
Options outstanding at June 30, 2006	2,489,667	$14.08

Options exercisable at June 30, 2006	2,470,967	$14.04

As of June 30, 2006, the Company had outstanding 2,488,016 options that were fully vested or expected to vest at a weighted average exercise price of $14.07, aggregate intrinsic value of $11.4 million, and weighted average contractual life of 4.6 years.  As of June 30, 2006, 99.2% of options outstanding, or 2,470,967 options were fully exercisable at a weighted average exercise price of $14.04, an aggregate intrinsic value of $11.4 million, and a remaining contractual life of 4.6 years.

The following table describes information about share-based payments granted, exercised and vested during the three and six month periods ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Weighted average grant date fair value of options granted during the period	$10.80	$9.97	$10.08	$9.03

Total intrinsic value of options exercised (in $000s)	$59	$304	$252	$509

The Company revised its methodology of estimating the expected life in conjunction with the adoption of the new standard in the first quarter of 2006. The Company has been able to refine its estimate of expected life due to a greater amount of Company historical data being available. In prior periods, the Company had estimated expected life based only on the vesting and expiration dates of the options. Effective January 1, 2006, the expected life of the options is based on historical exercise behavior. The Company continues to compute expected volatility using the historical volatility of the market price of the Company’s common stock.

The weighted average of significant valuation assumptions used to value options granted in the six months ended June 30, 2006 were: expected term – 6 years, expected volatility – 52%, expected dividend rate – 0%, and risk-free rate – 4.9%. The weighted average assumptions used to value options granted in the six month period ended June 30, 2005 were: expected term – 6 years, expected volatility – 58%, expected dividend – 0%, and risk-free rate – 3.9%.

5.

DISCONTINUED OPERATIONS

The following details revenue and income (loss) from discontinued operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(Unaudited, amounts in thousands)

Revenue	$—	$648	$—	$1,194

Income (loss) from discontinued operations before income taxes	$14	$(126)	$189	$(446)

Income tax (expense) benefit on discontinued operations	(5)	49	(73)	173

Income (loss) from discontinued operations	$9	$(77)	$116	$(273)

Discontinued operations for the three and six month periods ended June 30, 2006 and 2005 include the results of operations of the Company’s healthcare consulting business that was previously classified in its other human capital management service business segment. On October 4, 2004, the Company sold assets of its Gill/Balsano Consulting, LLC and Jennings Ryan & Kolb consulting practices to Mitretek Systems, Inc. The remaining consulting practice was held for sale until the third quarter of 2005, at which time the Company abandoned its efforts to sell the remaining consulting practice and shut down the remaining operations. The Company has continued to account for final adjustments related to the shutdown as discontinued operations within the condensed consolidated statements of income and cash flows and notes to the condensed consolidated financial statements included in this Form 10-Q.

6.

DEBT

The Company entered into a new senior secured revolving credit facility on November 10, 2005 (the 2005 Credit Agreement), consisting of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. The new credit facility was used to refinance the Company’s existing senior secured debt and will be used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.  As of June 30, 2006, the Company had $9.0 million of borrowings and $7.6 million of standby letters of credit outstanding under this facility, leaving $58.4 million available for borrowings under the current facility.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of June 30, 2006, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of

FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $7.0 million of borrowings under this facility is classified as long-term as of June 30, 2006. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

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

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.  At June 30, 2006 and December 31, 2005, the Company had $1.4 million and $1.8 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

7.

STOCKHOLDERS’ EQUITY

On May 10, 2006, the Company’s Board of Directors authorized a new stock repurchase program whereby the Company may purchase up to an additional 1.5 million of its common shares, subject to the constraints of the Company's current credit agreement. The shares may be repurchased from time-to-time in the open market and may be discontinued at any time at the discretion of the Company.  This new stock repurchase authorization will commence upon the completion, if any, of the previously authorized 1.5 million share stock repurchase program discussed below.

On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the six month period ended June 30, 2006, the Company purchased 84,500 shares of common stock at an average cost of $17.33 per share pursuant to this program. The cost of such purchases was approximately $1.5 million. All of these shares were retired as of June 30, 2006. There were no stock repurchases during the six month period ended June 30, 2005.

The Company can purchase up to an additional 149,272 shares at an aggregate price not to exceed approximately $5.1 million under the stock repurchase program authorized on November 4, 2002. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At June 30, 2006, the Company had approximately 32.1 million shares outstanding.

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

8.

SEGMENT DATA

Healthcare staffing revenue includes travel and per diem nurse staffing, allied health as well as clinical research trials staffing.  Other human capital management services include the combined results of the Company’s education and training and retained search businesses.  Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$144,927	$147,897	$292,527	$295,452
Other human capital management services	11,770	11,827	24,004	23,077
	$156,697	$159,724	$316,531	$318,529

Contribution income (a):
Healthcare staffing	$13,435	$8,969	$27,309	$21,384
Other human capital management services	2,327	2,112	4,916	4,161
	15,762	11,081	32,225	25,545
Unallocated corporate overhead	6,486	6,394	13,605	12,204
Depreciation	1,383	1,215	2,705	2,345
Amortization	356	356	712	712
Interest expense, net	320	952	706	1,869
Income from continuing operations before income taxes	$7,217	$2,164	$14,497	$8,415

———————

(a)

The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information. In 2006, the Company refined its methodology for identifying corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Prior year segment data has been reclassified to conform to the current presentation.

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

On March 10, 2006, Defendants removed this putative class action lawsuit to the United States District Court for the Central District of California in Orange County. Plaintiffs filed a motion requesting that the case be remanded to state court, which was granted on April 28, 2006. Defendants filed an appeal to the United States Court of Appeal for the Ninth Circuit, appealing the decision to remand, however, the appeal was denied.

Plaintiffs seek (among other things) an order enjoining Defendants from engaging in the practices challenged in the complaint; for an order for full restitution of all monies Defendants allegedly failed to pay Plaintiffs (and their purported class); for pre-judgment interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs.

On July 28, 2006, Plaintiff filed a Motion for Class Certification.  The Company intends to oppose this Motion.  Discovery in this case is ongoing.

The lawsuit has not yet been certified by the court as a class action. As a result, the Company is unable at this time to determine the potential exposure. The Company intends to vigorously defend this matter.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nation wide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and suffered employees to work in excess of 16 hours per day. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs. On February 27, 2006, the United States District Court for the Central District of California filed an order denying plaintiff’s certification of a collective action pursuant to 29 U.S.C. Section 216(b) (Fair Labor Standards Act claims) without prejudice and holding on submission plaintiff’s Rule 23 motion for certification of a class action solely with respect to California employees based on California law.

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

10.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 creates a single model to address uncertainty in tax positions.  FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

11.  SUBSEQUENT EVENT

On July 13, 2006, the Company announced that it had entered into a definitive agreement to acquire the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively "Metropolitan Research") for $18.6 million in cash, plus a potential earn-out of up to approximately $6.4 million based on 2006 and 2007 performance. Finalization of this transaction is subject to, among other things, completion of due diligence and the delivery of certain third-party consents. The Company intends to finance this acquisition using its revolving credit facility and expects to close this transaction during the third quarter of 2006.

Based in New York City, Metropolitan Research is a full-service pharmaceutical consulting firm providing clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities.

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

OVERVIEW

During the six months ended June 30, 2006, our healthcare staffing business segment represented approximately 92% of our revenue and was comprised of travel and per diem nurse staffing, travel allied health staffing as well as clinical research trials staffing. Travel nurse staffing represented approximately 76% of this business segment’s revenue and approximately 70% of the Company’s total revenue. Our other human capital management services business segment represented approximately 8% of the remaining total Company revenue and consisted of education and training, and retained search businesses.

Revenue and net income in the three months ended June 30, 2006, were impacted by lower volumes in our healthcare staffing business, higher revenue from our other human capital management services segment, and improving margins in both segments.  Lower interest expense in the three month period ended June 30, 2006 compared to the three months ended June 30, 2005, also impacted the net income comparisons. In the three months ended June 30, 2006, our revenue decreased to $156.7 million from $159.7 million in the three months ended June 30, 2005. This change was primarily due to a decrease in revenue from our healthcare staffing segment, partially offset by an increase in our other human capital management services business segment. In our healthcare staffing segment, lower revenue from our per diem nurse and clinical research trials staffing operations more than offset revenue growth in our travel staffing operations.  In our other human capital management services business segment, revenue growth from our retained search business more than offset a decline in revenues from our educational seminars business. During the three month period ended June 30, 2006, net income increased to $4.4 million from $1.2 million in the three months ended June 30, 2005, which included an after-tax charge of $3.2 million related to an increase in reserves for professional liability insurance. Excluding the impact of this charge, net income in the three months ended June 30, 2006 would have been down slightly compared to the three months ended June 30, 2005.

The market for our healthcare staffing services during the second quarter of 2006 reflects a modestly higher level of demand, as measured by the average monthly number of open orders from our hospital clients, compared to a year ago. However, acute care hospital in-patient admissions trends remain essentially flat with low near-term expectations for growth. While the percentage of growth or decline in admissions trends is important to our hospital clients, what ultimately drives the utilization of temporary nurses is how admissions compare relative to expectations. This year, and in the past several years, we believe admissions have generally fallen below expectations. Typically, as admissions increase relative to expectations, temporary employees are often added before full-time employees are hired. As admissions decline or are flat relative to expectations, clients tend to reduce their use of temporary nurses before undertaking layoffs of their regular employees. Our applicant activity in the first quarter of 2006 was weak, which led to unfavorable booking trends in the second quarter, compared to the prior year. However, we have experienced sequential improvement in applicant activity in the second quarter of 2006.

Longer term, improvement in the labor market should provide many hospital staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provide directly to hospital employers. We believe that the perception of increased demand will give nurses confidence to seek alternative employment opportunities which could increase staff turnover in hospitals as implied by U.S. Bureau Labor of Statistics data related to Job Openings and Labor Turnover (JOLTS). The most recent JOLTS data reflects a slowdown in the rate of turnover, although it remains relatively high. We believe these dynamics could lead to an increase in the demand for our services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected consolidated statement of income data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	76.9	80.4	76.7	79.3
Selling, general and administrative expenses	17.1	16.6	17.4	16.4
Bad debt expense	0.1	0.0	0.0	0.1
Depreciation and amortization	1.1	1.0	1.1	1.0
Income from operations	4.8	2.0	4.8	3.2
Interest expense, net	0.2	0.6	0.2	0.6
Income from continuing operations before income taxes	4.6	1.4	4.6	2.6
Income tax expense	1.8	0.6	1.8	1.0
Income from continuing operations	2.8	0.8	2.8	1.6
Discontinued operations, net of income taxes	0.0	(0.0)	0.0	(0.1)
Net income	2.8%	0.8%	2.8%	1.5%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

REVENUE FROM SERVICES decreased $3.0 million, or 1.9%, to $156.7 million for the three months ended June 30, 2006 from revenue of $159.7 million for the three months ended June 30, 2005. This decline was primarily due to a decrease in revenue from our healthcare staffing segment, partially offset by an increase in our other human capital management services business segment.  The decrease in revenue from our healthcare staffing business segment was primarily due to lower staffing volume that was partially offset by higher bill rates.  The increase in other human capital management services revenue was due to higher volume from our retained search business, partially offset by a decrease in revenue from our educational seminars business due to reduced seminar attendance. See Segment Information for further analysis.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and various insurance expenses associated with our field employees. Direct operating expenses totaled $120.5 million for the three months ended June 30, 2006 as compared to $128.4 million for the three months ended June 30, 2005. As a percentage of revenue, direct operating expenses represented 76.9% of revenue for the three months ended June 30, 2006 and 80.4% for the three months ended June 30, 2005. During the three month period ended June 30, 2005, we increased our professional liability insurance reserves in the nurse staffing business by $5.3 million, pretax, based on unfavorable developments in two specific cases, as discussed in the legal proceedings section herein.  The 350 basis point decrease in direct operating expenses as a percentage of revenue is primarily due to significantly lower professional liability insurance expense in our healthcare staffing businesses, representing 331 basis points.  The remaining decrease is primarily due to a widening of our bill-pay spread in our travel nurse staffing businesses and a slightly higher relative mix or business from our other human capital services business segment, partially offset by higher health insurance and housing expenses. Our other human capital management services businesses operate with relatively lower direct costs than our healthcare staffing business segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $26.8 million for the three months ended June 30, 2006 as compared to $26.6 million for the three months ended June 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 17.1% and 16.6% for the three months ended June 30, 2006 and 2005, respectively, primarily due to increased compensation and advertising expenses in our physician and healthcare executive search business.

BAD DEBT EXPENSE was $0.2 million for the three months ended June 30, 2006 compared to less than $0.1 million for the three months ended June 30, 2005.

INTEREST EXPENSE, NET totaled $0.3 million for the three months ended June 30, 2006 as compared to $1.0 million for the three months ended June 30, 2005. This decrease was primarily due to lower average borrowings outstanding, partially offset by a higher effective borrowing cost in the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Average borrowings outstanding were lower during the three months ended June 30, 2006, due to repayments of debt. The effective borrowing cost, excluding the amortization of debt issuance costs, for the three months ended June 30, 2006 was 8.6% compared to a rate of 8.2% for the three months ended June 30, 2005.

INCOME TAX EXPENSE totaled $2.8 million for the three months ended June 30, 2006 as compared to $0.8 million for the three months ended June 30, 2005. The effective tax rate was 38.7% for both the three months ended June 30, 2006 and 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

REVENUE FROM SERVICES decreased $2.0 million, or 0.6%, to $316.5 million for the six months ended June 30, 2006 as compared to $318.5 million for the six months ended June 30, 2005. This decrease was primarily due to a decrease in revenue from our healthcare staffing segment, partially offset by an increase in revenue from our other human capital management services business segment.  The decrease in revenue from our healthcare staffing segment was primarily due to lower staffing volume that was partially offset by improved pricing. The increase in other human capital management services revenue was due to an increase in our retained search business, partially offset by a decrease in revenue from our educational seminars business. See Segment Information for further analysis.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and various insurance expenses associated with our field employees. Direct operating expenses totaled $242.9 million for the six months ended June 30, 2006 as compared to $252.7 million for the six months ended June 30, 2005. As a percentage of revenue, direct operating expenses represented 76.7% of revenue for the six months ended June 30, 2006 and 79.3% for the six months ended June 30, 2005, a 260 basis point decrease. In the six month period ended June 30, 2005, we increased our professional liability insurance reserves in the nurse staffing business by $5.3 million, pretax, based on unfavorable developments in two specific cases, as described in the legal proceedings section herein.  The 260 basis point decrease in direct operating expenses as a percentage of revenue is primarily due to the significantly lower professional liability insurance expense in our healthcare staffing businesses, representing 166 basis points.  The remaining decrease is primarily attributable to a widening of our bill-pay spread in our travel nurse staffing operations, and a higher relative mix of business from our other human capital management services business segment partially offset by higher housing expenses. Our other human capital management services businesses operate with relatively lower direct costs than our healthcare staffing business segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $55.0 million for the six months ended June 30, 2006 as compared to $52.1 million for the six months ended June 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 17.4% and 16.4% for the six months ended June 30, 2006 and 2005, respectively, reflecting a combination of higher compensation expenses including increased investments in recruitment capacity, higher legal expenses, and a higher relative mix of business from our other human capital management services business segment. Our other human capital management services businesses operate with higher selling, general and administrative costs than our healthcare staffing business segment.

BAD DEBT EXPENSE was less than $0.1 million for the six months ended June 30, 2006 compared to $0.4 million for the six months ended June 30, 2005 reflecting improved collections.

INTEREST EXPENSE, NET totaled $0.7 million for the six months ended June 30, 2006 as compared to $1.9 million for the six months ended June 30, 2005. This decrease was primarily due to lower average borrowings outstanding, and a slightly lower effective borrowing cost in the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Average borrowings outstanding were lower during the six months ended June 30, 2006, due to repayments of debt. The effective borrowing cost, excluding the amortization of debt issuance costs, for the six months ended June 30, 2006, was 7.8% compared to a rate of 7.9% for the six months ended June 30, 2005.

INCOME TAX EXPENSE totaled $5.6 million for the six months ended June 30, 2006 as compared to $3.3 million for the six months ended June 30, 2005. The effective tax rate was 38.7% for both the six months ended June 30, 2006 and 2005.

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited, amounts in thousands)		(Unaudited, amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$144,927	$147,897	$292,527	$295,452
Other human capital management services	11,770	11,827	24,004	23,077
	$156,697	$159,724	$316,531	$318,529

Contribution income (a):
Healthcare staffing	$13,435	$8,969	$27,309	$21,384
Other human capital management services	2,327	2,112	4,916	4,161
	15,762	11,081	32,225	25,545
Unallocated corporate overhead	6,486	6,394	13,605	12,204
Depreciation	1,383	1,215	2,705	2,345
Amortization	356	356	712	712
Interest expense, net	320	952	706	1,869
Income from continuing operations before income taxes	$7,217	$2,164	$14,497	$8,415

———————

(a)

We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131. In 2006, we refined our methodology for identifying corporate overhead expenses to our segments to more accurately reflect the profitability of each segment. Prior year segment data has been reclassified to conform to the current presentation.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

HEALTHCARE STAFFING

Healthcare staffing revenue includes travel and per diem nurse staffing, travel allied health staffing, as well as clinical research trials staffing.  Revenue from our healthcare staffing business segment for the three months ended June 30, 2006 decreased 2.0% to $144.9 million, from $147.9 million in the three months ended June 30, 2005. This decrease was primarily due to a decline in staffing volume that was partially offset by improved pricing. A decline in revenue from our per diem nurse and clinical research trials staffing operations was partially offset by revenue growth in our travel staffing operations due to improved pricing  The average number of full time equivalents (FTEs) on contract decreased 5.7% from the prior year. The majority of the year-over-year decline in field FTEs was attributable to our per diem nurse and clinical research trials staffing operations.

Revenue per FTE was up 3.9% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Average bill rates in our core travel nurse staffing business were up approximately 5% in the three months ended June 30, 2006, compared to the three month period ended June 30, 2005. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of volume in our healthcare staffing business segment in both the three months ended June 30, 2006 and 2005.

For the three months ended June 30, 2006, nurse staffing operations generated 84.8% of healthcare staffing revenue and 15.2% was generated by all other operations. For the three month period ended June 30, 2005, 83.6% of healthcare staffing revenue was generated from nursing operations and 16.4% was generated by all other operations.

Contribution income from our healthcare staffing segment increased 49.8% or $4.5 million, to $13.4 million in the three month period ended June 30, 2006 compared to $9.0 million in the three month period ended June 30, 2005. As a percentage of healthcare staffing revenue, contribution income was 9.3% for the three months ended June 30, 2006 compared to 6.1% for the three months ended June 30, 2005, an increase of 320 basis points. This increase is primarily due to the significantly lower insurance expense previously discussed, representing 357 basis points, and a widening in the bill-pay spread, partially offset by higher health insurance and housing costs.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services remained relatively flat at $11.8 million for the three month periods ended June 30, 2006 and 2005. Higher revenue from our physician and executive retained search business was offset by lower revenue from our educational seminars business due to lower seminar attendance.

Contribution income from our other human capital management services segment increased $0.2 million, or 10.2%, to $2.3 million in the three month period ended June 30, 2006 compared to $2.1 million in the three month period ended June 30, 2005. This increase was due to strong placement activity in our physician and executive search business. Contribution income as a percentage of other human capital management services revenue for the three months ended June 30, 2006 increased to 19.8% from 17.9% in the prior year period. This increase was due to improved operating margins in both businesses.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $6.5 million in the three months ended June 30, 2006, compared to $6.4 million in the three months ended June 30, 2005. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% during the three months ended June 30, 2006 compared to 4.0% during the three months ended June 30, 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

HEALTHCARE STAFFING

Revenue from our healthcare staffing business segment for the six months ended June 30, 2006 decreased 1.0% to $292.5 million, from $295.5 million in the six months ended June 30, 2005. This decrease was due primarily to a decrease in the average number of FTEs, representing $10.2 million of the decrease that was partially offset by a favorable change in price and mix.

The average number of FTEs on contract decreased 4.5% from the prior year. This was primarily attributable to a decrease in FTEs from our per diem staffing and clinical trials staffing businesses.

Revenue per FTE was up 3.7% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Average bill rates in our core travel nurse staffing business were up approximately 5% in the six months ended June 30, 2006, compared to the six month period ended June 30, 2005. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of volume in our healthcare staffing business segment in both the six months ended June 30, 2006 and 2005.

For the six months ended June 30, 2006, nurse staffing operations generated 84.9% of healthcare staffing revenue and 15.1% was generated by all other operations. For the six month period ended June 30, 2005, 83.8% of healthcare staffing revenue was generated from nursing operations and 16.2% was generated by all other operations.

Contribution income from our healthcare staffing segment increased 27.7% or $5.9 million, to $27.3 million in the six month period ended June 30, 2006 compared to $21.4 million in the six month period ended June 30, 2005. As a percentage of healthcare staffing revenue, contribution income was 9.3% for the six months ended June 30, 2006 compared to 7.2% for the six months ended June 30, 2005. This increase is primarily due to the significantly lower professional liability insurance expense previously discussed, representing 179 basis points, and a widening in the bill-pay spread that was partially offset by higher housing costs.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services increased $0.9 million, or 4.0%, to $24.0 million in the six month period ended June 30, 2006 from $23.1 million in the six month period ended June 30, 2005. Higher revenue from our retained search business was partially offset by lower revenue from our educational and training business.

Contribution income from our other human capital management services segment increased $0.8 million, or 18.1%, to $4.9 million in the six month period ended June 30, 2006 compared to $4.2 million in the six month period ended June 30, 2005. This increase was due to increased revenue and operating leverage in the retained search business, as well as lower expenses in the education and training business. Contribution income as a percentage of other human capital management services revenue for the six months ended June 30, 2006 increased to 20.5% from 18.0% in the prior year period. Both the retained search and education and training businesses registered improved operating margins compared to the prior year period.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $13.6 million in the six months ended June 30, 2006, compared to $12.2 million in the six months ended June 30, 2005. This increase was primarily due to higher legal fees.  As a percentage of consolidated revenue, unallocated corporate overhead was 4.3% during the six months ended June 30, 2006 compared to 3.8% during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a current ratio (the amount of current assets divided by current liabilities) of 2.4 to 1.0 compared to 2.0 to 1.0 as of December 31, 2005. Working capital increased by $0.4 million to $71.2 million as of June 30, 2006, compared to $70.9 million as of December 31, 2005. This increase in working capital was primarily due to decreases in accounts payable and accrued expenses and short term debt, partially offset by a decrease in accounts receivable. During the six months ended June 30, 2006, net cash provided by operating activities was used to repay debt, purchase property and equipment, and repurchase shares of our common stock.

Net cash provided by operating activities for the six months ended June 30, 2006, was $20.1 million compared to $9.7 million for the six months ended June 30, 2005. This increase is primarily due to a net decrease in working capital, an increase in net income and positive net cash flow from discontinued operations in the six month period ended June 30, 2006, as compared to a net outflow from discontinued operations in the six months ended June 30, 2005. Accounts receivable decreased in the six month period ended June 30, 2006 compared to an increase in the six month period ended June 30, 2005. Days’ sales outstanding (DSO) decreased 5 days to 56 days for the three month period ended June 30, 2006 from 61 days for the three month period ended December 31, 2005, reflecting improved collections. This compares to an increase of 3 days in the prior year’s comparable period.

Investing activities used $3.8 million of cash in the six months ended June 30, 2006, compared to $4.8 million during the six months ended June 30, 2005. Investing activities in the six months ended June 30, 2006 were primarily attributable to capital expenditures. Investing activities in the six months ended June 30, 2005 were attributable to capital expenditures and the completion of contractually obligated net working capital payments made by us pertaining to the 2004 sale of two of our consulting practices included in discontinued operations.

Net cash used in financing activities in the six months ended June 30, 2006 was $16.2 million compared to $4.8 million in the six months ended June 30, 2005. During the six months ended June 30, 2006, we repaid a net of $15.1 million on our total debt as compared to a net repayment of $5.7 million in the six months ended June 30, 2005. Other financing activities included the proceeds from the exercise of stock options and stock repurchases and retirements.

Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, and internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service and any additional stock repurchases from a combination of operating cash flows and funds available under our current credit facility. We also continue to evaluate acquisition opportunities that may require additional funding.  See Subsequent Events for further discussion of our planned acquisition.

STOCKHOLDERS’ EQUITY

On May 10, 2006, the Company’s Board of Directors authorized a new stock repurchase program whereby we may purchase up to an additional 1.5 million of our common shares, subject to the constraints of our current credit agreement. The shares may be repurchased from time-to-time in the open market and may be discontinued at any time at our discretion.  This new stock repurchase authorization will commence upon the completion, if any, of the previously authorized 1.5 million share stock repurchase program discussed below.

In November 2002, the Company’s Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. We repurchased 84,500 shares at an average price of $17.33 during the six month period ended June 30, 2006. All shares were retired. We did not make any repurchases during the six month period ended June 30, 2005.

As of June 30, 2006, under the remainder of the current authorization, we can purchase up to an additional 149,272 shares at an aggregate price not to exceed approximately $5.1 million under the previously authorized stock repurchase program. This repurchase program is within the limits of our current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at our discretion. As of June 30, 2006, we had 32.1 million shares of our common stock outstanding.

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

ADOPTION OF FASB STATEMENT NO. 123 (REVISED 2004)

On January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under the modified prospective approach, the recognition provisions of FASB Statement No. 123(R) are applied prospectively. For prior periods, companies are required to disclose the pro forma impact of adopting the standard for prior periods. All of our options outstanding as of December 31, 2005 were fully vested as a result of the decision to accelerate the vesting of any unvested options as of December 31, 2005. A total of 436,368 options, with a weighed average exercise price of $15.25 per share, were accelerated. Of these options, 90% had exercise prices below market value (“in-the-money options”) as of December 28, 2005. The reason for the acceleration was to avoid recognizing associated stock-based compensation for these options in future periods’ consolidated statements of income. We estimate the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2.9 million (excluding the impact of forfeitures). In conjunction with the acceleration, we recorded a pre-tax charge of $0.1 million in the fourth quarter of 2005 related to the acceleration of in-the-money options we estimated would not have otherwise vested. This charge was included in selling, general, and administrative expenses on the consolidated statements of income. The Company expects there to be no further impact, from the share-based payments that were outstanding as of December 31, 2005, on its consolidated statements of income. However, stock-based compensation expense could become material to the Company depending on the number of options that are granted in the future.

We used the Black-Scholes method for disclosures prior to adoption. After reviewing alternative valuation methods, we selected to continue using the Black-Scholes method based on our prior experience with it, and its wide use by other issuers comparable to the Company. We will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes.

There is no material impact on the condensed consolidated financial statements resulting from the adoption of FASB 123(R) for the three and six month periods ended June 30, 2006.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

We executed a lease in February 2006 for approximately 32,000 square feet of office space to replace some of the current space leased by our MedStaff subsidiary. The new lease term is 7 years and 5 months (with an option to renew for 5 years). Total future minimum rental payments are approximately $5.6 million. The commencement date of the lease is expected to be in the third quarter of 2006. However, the commencement date is subject to substantial completion of the new office space and has not been determined as of the date of this filing.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K. However, we have updated the specific details within the critical accounting policy relating to legal matters as stated below.

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company, other than ordinary routine litigation incidental to the business, is described in Legal Proceedings.

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

•

During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to two lawsuits in the Circuit Court of Cook County, Illinois. The Company has settled both matters during the first quarter of 2006, consistent with the previously established accrual range.

RECENTLY ISSUED ACCOUNTING STANDARD

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 creates a single model to address uncertainty in tax positions.  FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

SUBSEQUENT EVENT

On July 13, 2006, we announced that we entered into a definitive agreement to acquire the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively "Metropolitan Research") for $18.6 million in cash, plus a potential earn-out of up to $6.4 million based on 2006 and 2007 performance. Finalization of this transaction is subject to, among other things, completion of due diligence and the delivery of certain third-party consents. We intend to finance this acquisition using our revolving credit facility and expect to close this transaction during the third quarter of 2006.

Based in New York City, Metropolitan Research is a full-service pharmaceutical consulting firm providing clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities.

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

On July 28, 2006, Plaintiff filed a Motion for Class Certification. The Company intends to oppose this Motion.  Discovery in this case is ongoing.

The lawsuit has not yet been certified by the court as a class action. As a result, the Company is unable at this time to determine the potential exposure. The Company intends to vigorously defend this matter.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country

Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees purportedly employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nation wide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and suffered employees to work in excess of 16 hours per day. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs. On February 27, 2006, the United States District Court for the Central District of California filed an order denying plaintiff’s certification of a collective action pursuant to 29 U.S.C. Section 216(b) (Fair Labor Standards Act claims) without prejudice and holding on submission plaintiff’s Rule 23 motion for certification of a class action solely with respect to California employees based on California law.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

On May 10, 2006, our Board of Directors authorized a new stock repurchase program whereby we may purchase up to and additional 1.5 million of our common shares, subject to the constraints of our current credit agreement. The shares may be repurchased from time-to-time in the open market and may be discontinued at any time at our discretion.  This new stock repurchase authorization will commence upon the completion of the previously authorized 1.5 million share stock repurchase program discussed below.

On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended June 30, 2006, we purchased 46,000 shares of common stock at an average cost of $17.34 per share pursuant to its current authorization. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	20,000	$17.49	20,000	175,272
May 1- May 31, 2006	26,000	17.23	26,000	1,649,272
June 1, 2006 – June 30, 2006	—	—	—	1,649,272
Total April 1 – June 30, 2006	46,000	$17.34	46,000	1,649,272

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders on May 10, 2006.

(b)

Not applicable.

(c)

(i)        A proposal to reelect the current directors to serve for a one year term ending in  2007 and until their successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Withheld
Joseph A. Boshart	28,124,836	296,415
Emil Hensel	27,048,025	1,373,226
W. Larry Cash	27,591,162	830,089
Thomas C. Dircks	27,048,125	1,373,126
C. Taylor Cole Jr.	28,106,695	314,556
Joseph Trunfio	27,591,262	829,989

(ii)        A proposal to ratify Ernst & Young, LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2006 was approved with 28,358,426 votes for, 58,384 against and 3,441 abstentions.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: August 7, 2006	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: August 7, 2006	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1*

Asset Purchase Agreement, dated July 13, 2006, by and among ARM Acquisition, Inc. and ARMS Acquisition, Inc., and Metropolitan Research Associates, LLC, and Metropolitan Research Staffing Associates, LLC, and The Members of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC

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

———————

* Previously filed as an exhibit of the Company’s Form 8-K dated July 18, 2006, and incorporated by reference herein.