Form 10-Q
period 2006-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2006-11-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _________ to _________

Commission file number 0-33169

———————

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

The registrant had outstanding 32,001,502 shares of Common Stock, par value $0.0001 per share, as of October 31, 2006.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

September 30, 2006

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	September 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	107,343	107,787
Deferred tax assets	7,444	7,642
Income taxes receivable	5,030	2,752
Other current assets	17,310	22,571
Total current assets	137,127	140,752
Property and equipment, net	19,108	16,477
Trademarks, net	17,199	15,499
Goodwill, net	307,749	302,854
Other identifiable intangible assets, net	10,450	5,390
Debt issuance costs, net	600	689
Total assets	$492,233	$481,661

Current liabilities:
Accounts payable and accrued expenses	$12,998	$12,082
Accrued employee compensation and benefits	40,259	47,940
Current portion of long-term debt	2,619	5,483
Other current liabilities	13,816	4,378
Total current liabilities	69,692	69,883

Non-current deferred tax liabilities	38,331	32,546
Long-term debt	18,062	19,946
Total liabilities	126,085	122,375
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	253,503	255,340
Other stockholders' equity	112,642	103,943
Total stockholders' equity	366,148	359,286
Total liabilities and stockholders' equity	$492,233	$481,661

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue from services	$162,876	$163,144	$479,407	$481,673
Operating expenses:
Direct operating expenses	125,083	125,234	367,983	377,898
Selling, general and administrative expenses	26,790	26,686	81,779	78,772
Bad debt expense	—	145	22	583
Depreciation	1,315	1,206	4,020	3,551
Amortization	418	356	1,130	1,068
Legal settlement charge	8,827	—	8,827	—
Total operating expenses	162,433	153,627	463,761	461,872
Income from operations	443	9,517	15,646	19,801
Other expenses:
Interest expense, net	273	953	979	2,822
Income from continuing operations before income taxes	170	8,564	14,667	16,979
Income tax expense	50	3,314	5,660	6,571
Income from continuing operations	120	5,250	9,007	10,408
Discontinued operations, net of income taxes	2	(268)	118	(541)
Net income	$122	$4,982	$9,125	$9,867

Net income/(loss) per common share - basic:
Income from continuing operations	$0.00	$0.16	$0.28	$0.32
Discontinued operations, net of income taxes	0.00	(0.01)	0.00	(0.01)
Net income	$0.00	$0.15	$0.28	$0.31

Net income/(loss) per common share - diluted:
Income from continuing operations	$0.00	$0.16	$0.28	$0.32
Discontinued operations, net of income taxes	0.00	(0.01)	0.00	(0.02)
Net income	$0.00	$0.15	$0.28	$0.30

Weighted average common shares outstanding-basic	32,067	32,290	32,095	32,250
Weighted average common shares outstanding-diluted	32,618	32,943	32,721	32,800

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2006	2005

Operating activities
Net income	$9,125	$9,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,020	3,551
Amortization	1,130	1,068
Bad debt expense	22	583
Legal settlement charge	8,827	—
Deferred income tax expense	8,234	3,866
Other noncash charges	356	922
(Income) loss from discontinued operations	(118)	541
Changes in operating assets and liabilities:
Accounts receivable	4,118	(9,674)
Income tax receivable and other current assets	828	(10,987)
Accounts payable and accrued expenses	(7,700)	20,937
Other current liabilities	714	740
Net cash provided by continuing operations	29,556	21,414

Income (loss) from discontinued operations, net	118	(541)
Other noncash items	(196)	(31)
Change in net assets from discontinued operations	233	24
Net cash provided by (used in) discontinued operations	155	(548)
Net cash provided by operating activities	29,711	20,866

Investing activities
Acquisitions	(16,132)	—
Additions of property and equipment	(6,424)	(5,956)
Other investing activities	—	18
Investing activities of discontinued operations:
Other investing activities of discontinued operations	—	(816)
Net cash used in investing activities	(22,556)	(6,754)

Financing activities
Repayment of debt	(26,586)	(93,129)
Proceeds from issuance of debt	21,750	79,820
Exercise of stock options	337	1,537
Stock repurchase and retirement	(2,680)	(2,340)
Other financing activities	24	—
Net cash used in financing activities	(7,155)	(14,112)

Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosures of noncash financing activities:
Equipment purchased through financing agreements	$113	$2,204

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2005, unaudited condensed consolidated balance sheet included herein was derived from the December 31, 2005, audited consolidated balance sheet included in the Company’s Form 10-K.

There were no other components of other comprehensive income other than the Company’s consolidated net income during the three and nine month periods ended September 30, 2006 and 2005.

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

4.

STOCK-BASED COMPENSATION

The Company’s Amended and Restated 1999 Stock Option and Equity Participation Plans (collectively, the Plans), provide for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. As of September 30, 2006, 679,643 options were available for future issuance. Non-qualified stock options may also be issued to consultants. Under the Plans, the exercise price of options granted is determined by the Compensation Committee of the Company’s Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. Options granted under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years and options granted under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant. Upon exercise, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding.

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

On December 30, 2005, the members of the Committee established under the Amended and Restated 1999 Stock Option Plan (Option Plan) approved the acceleration of the vesting of all unvested options to purchase the Company’s common stock held by employees, officers and directors of the Company issued under the Option Plan prior to December 31, 2005. All other terms and conditions applicable to the outstanding stock options remained in effect. A total of 436,368 options, with a weighed average exercise price of $15.25 per share, were accelerated. Of these options, 90% had exercise prices below market value (in-the-money options) as of December 28, 2005. The Committee members approved such acceleration of all unvested stock options pursuant to their authority under the Option Plan, effective December 31, 2005.

The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily upon the issuance of FASB 123(R). The acceleration of the vesting of these options enabled the Company to avoid recognizing the associated stock-based compensation expense in future periods’ consolidated statements of income. The Company estimates the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2.9 million (excluding the impact of forfeitures). In conjunction with the acceleration, the Company recorded a pre-tax charge of $0.1 million in the fourth quarter of 2005 related to the acceleration of in-the-money options the Company estimated would not have otherwise vested. This charge was included in selling, general, and administrative expenses on the consolidated statements of income. The Company expects there to be no further impact, from the share-based payments that were outstanding as of December 31, 2005, on its consolidated statements of income. However, stock-based compensation expense could become material to the Company depending on the number of options that are granted in the future.

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

The Company has elected to recognize compensation expense on a straight-line basis over the service period of the entire award. In prior periods, the Company did not estimate forfeitures when recognizing compensation expense of share-based payments (as permitted under FASB Statement No. 123, Accounting for Stock-Based Compensation) but has revised its accounting policy to estimate forfeitures in accordance with the provisions of FASB Statement No. 123(R). The Company uses historical data of options with similar characteristics to estimate forfeitures for new grants as it believes that historical behavior patterns are the best indicators of future behavior patterns.

The number of options granted in the three and nine month periods ended September 30, 2006 was immaterial. Accordingly, the impact of the adoption of FASB 123(R), on the condensed consolidated statements of income is immaterial. FASB 123(R) also requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as cash flows from financing activities. Prior to the adoption of FASB 123(R), these excess tax benefits were reported as an offset in cash flow from operating activities. The impact of this change on the condensed consolidated statement of cash flows was not material for the nine month period ended September 30, 2006.

Prior period pro forma disclosures have been recalculated to reflect a change in the estimated tax benefit from stock-based compensation. The Company’s consolidated net income would have changed to the following pro forma amounts set forth below had the fair-value-based method been applied to all awards in the three and nine month periods ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
(Unaudited, amounts in thousands, except per share data)
Net income as reported	$4,982	$9,867
Share-based employee compensation, net of related tax effects, included in the determination of net income, as reported	10	29
Share-based employee compensation expense, net of tax, that would have been included in net income if the fair-value-based method had been applied to all awards	(272)	(953)
Pro forma net income as if the fair-value based method had been applied to all awards	$4,720	$8,943
Basic and diluted earnings per share, as reported:
Net income per common share - basic	$0.15	$0.31
Net income per common share - diluted	$0.15	$0.30
Pro forma basic and diluted earnings per share, as if the fair-value-based method had been applied to all awards:
Pro forma net income per common share - basic	$0.15	$0.28
Pro forma net income per common share - diluted	$0.14	$0.27

Option activity under the Plans during the nine month period ended September 30, 2006 is as follows:

	Nine months ended September 30, 2006
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	2,512,266	$14.01
Granted	27,650	$17.80
Canceled	(14,856)	$16.97
Exercised	(32,443)	$10.38
Options outstanding at September 30, 2006	2,492,617	$14.08

Options exercisable at September 30, 2006	2,468,167	$14.04

As of September 30, 2006, the Company had outstanding 2,487,488 options that were fully vested or expected to vest at a weighted average exercise price of $14.07, aggregate intrinsic value of $8.9 million, and weighted average contractual life of 4.4 years. As of September 30, 2006, 99.0% of options outstanding, or 2,468,167 options were fully exercisable at a weighted average exercise price of $14.04, an aggregate intrinsic value of $8.9 million, and a remaining contractual life of 4.3 years.

The following table describes information about share-based payments granted, exercised and vested during the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005

Weighted average grant date fair value of options granted during the period	$9.26	$9.06

Total intrinsic value of options exercised (in $000s)	$261	$989

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

The weighted average of significant valuation assumptions used to value options granted in the nine months ended September 30, 2006 were: expected term – 5 years, expected volatility – 52%, expected dividend rate – 0%, and risk-free rate – 4.8%. The weighted average assumptions used to value options granted in the nine month period ended September 30, 2005 were: expected term – 6 years, expected volatility – 58%, expected dividend – 0%, and risk-free rate – 3.9%.

5.

ACQUISITIONS

On August 31, 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively "Metropolitan Research") for a purchase price of $18.6 million. The consideration for this acquisition was $16.1 million in cash paid at closing, of which $1.0 million is being held in escrow to cover any post-closing liabilities. The remaining $2.5 million of the purchase price was held back for potential milestone payments, as defined by the asset purchase agreement, which will be paid if certain milestones are obtained. If milestone payments are made, they will be allocated to goodwill as additional purchase price. The Company financed this transaction using its revolving credit facility.

In addition, the asset purchase agreement provides for potential earnout payments up to a maximum of $6.4 million based on 2006 and 2007 performance, as defined by the asset purchase agreement. This contingent consideration is not related to the sellers’ employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price.

Metropolitan Research is headquartered in New York City, New York and provides clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities. The Company believes that the addition of Metropolitan Research will enhance the breadth of the service offerings in its ClinForce clinical trials staffing business.

The acquisition has been allocated to the healthcare staffing segment and the results of Metropolitan Research’s operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

August 31, 2006

(Unaudited, amounts in thousands)
Current assets:
Accounts receivable, net	$3,696
Other current assets	242
Total current assets	3,938
Property and equipment, net	349
Trademarks, net	1,700
Goodwill, net	4,871
Other identifiable intangible assets, net	6,190
Total assets acquired	17,048

Current liabilities:
Accounts payable and accrued expenses	187
Accrued employee compensation and benefits	748
Other current liabilities	7
Total liabilities assumed	942

Net assets acquired	$16,106

Based on a third-party appraisal, total other identifiable intangible assets were approximately $6.2 million. Of the total, $4.8 million was assigned to customer relations with a weighted-average useful life of 23 years, $1.0 million to database with a useful life of 15 years and $0.4 million was assigned to non-compete agreements with a useful life of 5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill, which is expected to be deductible for tax purposes. The initial purchase price allocation is based on preliminary information that could change based on the ultimate resolution of initial assessments and the completion of a third-party audit of the beginning balances. The independent audit of the beginning balances is expected to be finalized in the fourth quarter. Additional direct acquisition costs of approximately $25,000 were incurred in the three month period ended September 30, 2006 and is included as goodwill in the condensed consolidated balance sheets.

6.

DISCONTINUED OPERATIONS

The following details revenue and income (loss) from discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Unaudited, amounts in thousands)
Revenue	$—	$323	$—	$1,517

Income (loss) from discontinued operations before income taxes	$3	$(436)	$192	$(882)

Income taxes on discontinued operations	(1)	168	(74)	341

Income (loss) from discontinued operations	$2	$(268)	$118	$(541)

Discontinued operations for the three and nine month periods ended September 30, 2006 and 2005 include the results of operations of the Company’s healthcare consulting business that was previously classified in its other human capital management service business segment. On October 4, 2004, the Company sold assets of its Gill/Balsano Consulting, LLC and Jennings Ryan & Kolb consulting practices to Mitretek Systems, Inc. The remaining consulting practice was held for sale until the third quarter of 2005, at which time the Company abandoned its efforts to sell the remaining consulting practice and shut down the remaining operations. The Company has continued to account for final adjustments related to the shutdown as discontinued operations within the condensed consolidated statements of income and cash flows and notes to the condensed consolidated financial statements included in this Form 10-Q.

7.

DEBT

The Company entered into a new senior secured revolving credit facility on November 10, 2005 (the 2005 Credit Agreement), consisting of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. The new credit facility was used to refinance the Company’s existing senior secured debt and will be used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. During the nine month period ended September 30, 2006, the Company purchased the assets of Metropolitan Research using $16.0 million of proceeds under the revolving commitment. See Note 5 - Acquisitions for further discussion. Excluding this incremental borrowing, during the nine months ended September 30, 2006, the Company repaid a net of $20.3 million of borrowings under this facility. As of September 30, 2006, the Company had $19.3 million of borrowings and $7.6 million of standby letters of credit outstanding under this facility, leaving $48.1 million available for borrowings under the current facility.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of September 30, 2006, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $17.0 million of borrowings under this facility is classified as long-term as of September 30, 2006. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

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

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. At September 30, 2006 and December 31, 2005, the Company had $1.4 million and $1.8 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

8.

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

On November 4, 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million of its common shares at an aggregate price not to exceed $25.0 million. During the nine month period ended September 30, 2006, the Company purchased 158,900 shares of common stock at an average cost of $16.87 per share pursuant to this program. The cost of such purchases was approximately $2.7 million. As of the date of this filing all of these shares were retired. During the nine month period ended September 30, 2005, the Company purchased 125,728 shares of common stock at an average cost of $18.61 per share pursuant to this program.

The Company can purchase up to an additional 74,872 shares at an aggregate price not to exceed approximately $3.9 million under the stock repurchase program authorized on November 4, 2002. This repurchase program is within the limits of the Company’s current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At September 30, 2006, the Company had approximately 32.0 million shares outstanding.

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

9.

SEGMENT DATA

Healthcare staffing revenue includes travel and per diem nurse staffing, travel allied health as well as clinical research staffing. Other human capital management services include the combined results of the Company’s education and training and retained search businesses. Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Unaudited, amounts in thousands)

Revenue from unaffiliated customers:
Healthcare staffing	$151,401	$151,414	$443,928	$446,866
Other human capital management services	11,475	11,730	35,479	34,807
	$162,876	$163,144	$479,407	$481,673

Contribution income (a):
Healthcare staffing	$15,213	$15,310	$42,522	$36,694
Other human capital management services	2,181	2,197	7,097	6,358
	17,394	17,507	49,619	43,052
Unallocated corporate overhead	6,391	6,428	19,996	18,632
Depreciation	1,315	1,206	4,020	3,551
Amortization	418	356	1,130	1,068
Legal settlement charge	8,827	—	8,827	—
Interest expense, net	273	953	979	2,822
Income from continuing operations before income taxes	$170	$8,564	$14,667	$16,979

———————

(a)

The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization, legal settlement charge and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure About Segments of an Enterprise and Related Information. In 2006, the Company refined its methodology for identifying corporate overhead expenses to its segments to more accurately reflect the profitability of each segment. Prior year segment data has been reclassified to conform to the current presentation.

10.

CONTINGENCIES.

Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc

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

On February 10, 2006, the Superior Court of the State of California granted Plaintiffs leave to amend the complaint to add causes of actions alleging Defendant’s failure to pay for missed meal periods and rest breaks. Although Cross Country Nurses, Inc. was previously dismissed from the action upon Defendants’ motion for summary judgment, Plaintiffs erroneously included Cross Country Nurses, Inc. in the caption and allegations of the amended complaint they filed.

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

On September 5, 2006, Plaintiff filed the Third Amended Complaint alleging a Fourth Cause of Action for violation of the Fair Labor Standards Act and failure to pay the amount of premium pay required under the FLSA when putative class members worked more than 40 hours in a week. On September 7, 2006, Defendants filed to remove the lawsuit from the Superior Court of the State of California for the County of Orange to the United States District Court Central District of California.

The case was tentatively settled in August for $10.0 million and on August 23, 2006, Plaintiff filed a Motion for Preliminary Approval of a settlement pursuant to which Defendants would pay up to $10.0 million, including payments to eligible nurses, the named plaintiff, plaintiff's attorney fees and administrative costs. Payments to eligible nurses would be on a "claims made" basis, which means that the Company's total liability could be reduced to the extent that nurses who are eligible to participate in the settlement do not submit claims through the settlement administration process. On October 30, 2006, the Court issued an order granting the Motion for Preliminary Approval of the settlement and ordering, among other things, that the class be preliminarily certified under Federal Rule of Civil Procedure 23(b)(3) for settlement purposes. The Company anticipates a final approval on or about February 26, 2007.

Based on the Company’s best estimate of participation in the settlement, the Company accrued a pre-tax charge of approximately $8.8 million in the third quarter of 2006 which is included in other current liabilities on the condensed consolidated balance sheet. After taxes, the charge equates to approximately $5.4 million.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

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

The Superior Court of the State of California ordered Plaintiffs to file a motion for class certification by September 5, 2006. On July 21, 2006, the Company filed a motion seeking a stay of all proceedings until the conditionally certified collective action in the Henry v. MedStaff, Inc. et al. matter has been either decertified or granted final certification. On August 25, 2006, the court granted in part the Company’s motion and prohibited Plaintiffs from filing a motion for class certification prior to October 16, 2006. A joint stipulation was subsequently filed prohibiting Plaintiffs’ from moving for class certification prior to October 25, 2006 in order to allow for the completion of pre-certification discovery and to allow for the completion of the opt-in period in the Henry v. MedStaff, Inc. et al. matter. On October 27, 2006, Plaintiffs filed a Motion for Class Certification.

The lawsuit has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nationwide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and suffered employees to work in excess of 16 hours per day. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs.

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

On April 24, 2006, the United States District Court of California filed an order to preliminarily certify a collective action based on the Fair Labor Standards Acts claims, subject to Defendants ability to move for decertification at a later stage in the proceedings. The Court, however, limited the scope of the preliminarily certified collective action to encompass claims occurring within a 2-year statute of limitations and limited to 90 days the period of time within which putative members of the preliminarily certified collective action group may opt-into the action. The Court denied certification of a class action pursuant to Fed. R. Civ. P. 23 for claims made under California state law, but indicated that it will exercise supplemental jurisdiction as to the California law claims of those individuals who opt into the Fair Labor Standards Act claims.

On June 9, 2006, stipulated notices and consent to join forms were sent by a mutually agreed upon third party administrator to the putative members of the collective action group, thus triggering the start of the 90 day opt-in period. Additional notices were sent out to certain putative members of the collective action group on August 31, 2006, which provided a potential extension of the opt-in period.

The opt-in period has ended for all putative members of the collective action group. A total of only fifteen (15) individuals (including Plaintiff) have opted-into the conditionally certified collective action and have timely filed consent to join forms. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

Nika Yarandi, by her parents, Fereidoon Yarandi & Victoria Yarandi, and Fereidoon Yarandi & Victoria Vahdani, individually vs. Cross Country TravCorps, Inc., et al.; and Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.

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

11.

NON-CANCELABLE OPERATING LEASE AGREEMENTS

The Company executed a lease in February 2006 for approximately 32,000 square feet of office space to replace some of the current space leased by its MedStaff subsidiary. The new lease term is 7 years and 5 months (with an option to renew for 5 years). Total future minimum rental payments are approximately $5.6 million. The commencement date of the lease was August 2006. The Company also assumed leases for three offices in conjunction with its acquisition of Metropolitan Research.

Including these leases, remaining total future minimum lease payments associated with the Company’s non-cancelable operating lease agreements for the rental of office space and equipment as of September 30, 2006, in thousands, are as follows: $2006 - $1,218; 2007 - $5,467; 2008 - $4,763 ; 2009 - $3,714; 2010 - $2,806; and thereafter - $6,806.

12.

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

OVERVIEW

During the nine months ended September 30, 2006, our healthcare staffing business segment represented approximately 93% of our revenue and was comprised of travel and per diem nurse staffing, travel allied health staffing as well as clinical research staffing. Travel nurse staffing represented approximately 76% of this business segment’s revenue and approximately 71% of the Company’s total revenue. Our other human capital management services business segment represented approximately 7% of the remaining total Company revenue and consisted of education and training, and retained search businesses.

On August 31, 2006, we acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively "Metropolitan Research") for a purchase price of $18.6 million. Based in New York City, Metropolitan Research provides clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities. The acquisition has been allocated to the healthcare staffing segment and the results of Metropolitan Research’s operations have been included in our condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141, Business Combinations.  Goodwill of $4.9 million, trademarks of $1.7 million and other identifiable intangible assets of $6.2 million were recorded at the time of the acquisition based on a third party appraisal.

We financed the Metropolitan Research transaction by drawing on our revolving credit facility for the upfront cash payment of $16.1 million paid at closing. The remaining $2.5 million of the purchase price was held back for potential milestone payments, as defined by the asset purchase agreement, which will be paid if certain milestones are obtained. In addition, the asset purchase agreement provides for potential earnout payments up to a maximum of $6.4 million based on 2006 and 2007 performance, as defined by the asset purchase agreement. This contingent consideration is not related to the sellers’ employment. If milestone and/or earnout payments are made, they will be allocated to goodwill as additional purchase price.

Revenue in the three months ended September 30, 2006, compared to the three months ended September 30, 2005 remained relatively flat. Higher revenue from our retained search business and additional healthcare staffing revenue from the acquisition of Metropolitan Research, as well as higher bill rates in our healthcare staffing business segment were more than offset by the lower organic volume.

Net income during the third quarter of 2006 was reduced by an accrual for an estimated legal settlement of $5.4 million after taxes. Excluding the impact of this reduction, net income increased primarily due to lower interest expense and the favorable impact of the discontinuance of our consulting businesses.

The market for our healthcare staffing services during the third quarter of 2006 reflects a somewhat higher level of demand, as measured by the average monthly number of open orders from our hospital clients, compared to a year ago. In addition, we believe acute care hospital in-patient admissions trends have improved from the comparable period declines experienced in the first half of 2006. Typically, as admissions increase relative to expectations, temporary employees are often added before full-time employees are hired. Accordingly, we expect sequential improvement in volume in our fourth quarter.

Longer term, improvement in the labor market should provide many hospital staff nurses with increased household income and greater confidence in being able to reduce the amount of regular and overtime hours they provide directly to hospital employers. We believe that the perception of increased demand will give nurses confidence to seek alternative employment opportunities which could increase staff turnover in hospitals as implied by U.S. Bureau Labor of Statistics data related to Job Openings and Labor Turnover (JOLTS). The most recent JOLTS data reflects a slowdown in the rate of turnover, although it remains relatively high. We believe these dynamics could lead to an increase in the demand for our healthcare staffing services and encourage more nurses to actively seek travel assignments and apply with us. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long term by an aging population and an increasing shortage of nurses.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected consolidated statement of income data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	76.8	76.8	76.8	78.5
Selling, general and administrative expenses	16.4	16.4	17.0	16.3
Bad debt expense	—	0.1	0.0	0.1
Depreciation and amortization	1.1	0.9	1.1	1.0
Legal settlement charge	5.4	—	1.8	—
Income from operations	0.3	5.8	3.3	4.1
Interest expense, net	0.2	0.6	0.2	0.6
Income from continuing operations before income taxes	0.1	5.2	3.1	3.5
Income tax expense	0.0	2.0	1.2	1.4
Income from continuing operations	0.1	3.2	1.9	2.1
Discontinued operations, net of income taxes	0.0	(0.1)	0.0	(0.1)
Net income	0.1%	3.1%	1.9%	2.0%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

REVENUE FROM SERVICES decreased $0.3 million, or 0.2%, to $162.9 million for the three months ended September 30, 2006 from revenue of $163.1 million for the three months ended September 30, 2005. This decline was due to lower revenue from both of our healthcare staffing and our other human capital management services business segments. The decrease in revenue from our healthcare staffing business segment was primarily due to lower staffing volume that was partially offset by higher bill rates and an additional $2.0 million of revenue from the acquisition of the assets of Metropolitan Research. The decrease in other human capital management services revenue was due to a decline in revenue from our educational seminars business due to reduced seminar attendance partially offset by higher volume from our retained search business. See Segment Information for further analysis.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and various insurance expenses associated with our field employees. Direct operating expenses totaled $125.1 million for the three months ended September 30, 2006 as compared to $125.2 million for the three months ended September 30, 2005. As a percentage of revenue, direct operating expenses represented 76.8% of revenue for both the three months ended September 30, 2006 and 2005. Direct expenses as a percentage of revenue in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 reflect a continued widening of our bill-pay spread in our travel nurse staffing business offset primarily by higher housing and health insurance expenses in our healthcare staffing business segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $26.8 million for the three months ended September 30, 2006 as compared to $26.7 million for the three months ended September 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 16.4% for both the three months ended September 30, 2006 and 2005.

BAD DEBT EXPENSE was not recorded in the three months ended September 30, 2006, reflecting improved collections, compared to $0.1 million recorded in the three months ended September 30, 2005.

LEGAL SETTLEMENT CHARGE was $8.8 million for the three months ended September 30, 2006. In the third quarter of 2006, we reached an agreement in principle to settle the California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003. See Legal Proceedings for more information. The $8.8 million represents our best estimate of costs to settle this lawsuit. On October 30, 2006, the Court issued an order granting plaintiff’s Motion for Preliminary Approval of the lawsuit. We anticipate final approval by the Court on or about February 26, 2007.

INTEREST EXPENSE, NET totaled $0.3 million for the three months ended September 30, 2006 as compared to $1.0 million for the three months ended September 30, 2005. This decrease was primarily due to lower average borrowings outstanding, partially offset by a higher effective borrowing cost in the three months ended September 30, 2006, compared to the three months ended September 30, 2005.  Average borrowings outstanding were lower during the three months ended September 30, 2006, despite the additional borrowings to fund the acquisition of Metropolitan Research, due to repayments of debt. The effective borrowing cost, excluding the amortization of debt issuance costs, for the three months ended September 30, 2006 was 9.4% compared to a rate of 8.8% for the three months ended September 30, 2005.

INCOME TAXES were less than $0.1 million for the three months ended September 30, 2006 as compared to a $3.3 million expense for the three months ended September 30, 2005. In the three months ended September 30, 2006, we accrued a benefit of approximately $3.4 million relating to the legal settlement charge. In addition, we benefited from reconciliation adjustments to actual expense. Excluding these reconciliation adjustments, the estimated effective tax rate was 38.7% for both the three months ended September 30, 2006 and 2005.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES was negligible in the three months ended September 30, 2006 and a loss of $0.3 million in the three months ended September 30, 2005. We have accounted for our healthcare consulting practices as discontinued operations since the fourth quarter of 2004. On October 4, 2004, we sold the assets of two of the three consulting practices to a third party. During the three months ended September 30, 2005, the operations of the remaining consulting practice were shut down and ceased as of September 30, 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

REVENUE FROM SERVICES decreased $2.3 million, or 0.5%, to $479.4 million for the nine months ended September 30, 2006 as compared to $481.7 million for the nine months ended September 30, 2005. This decrease was primarily due to a decline in revenue from our healthcare staffing segment, partially offset by an increase in revenue from our other human capital management services business segment. The decrease in revenue from our healthcare staffing segment was primarily due to lower staffing volume that was partially offset by improved pricing and an additional $2.0 million of revenue from the acquisition of the assets of Metropolitan Research. The increase in other human capital management services revenue was due to an increase in our retained search business, partially offset by a decrease in revenue from our educational seminars business. See Segment Information for further analysis.

DIRECT OPERATING EXPENSES are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and various insurance expenses associated with our field employees. Direct operating expenses totaled $368.0 million for the nine months ended September 30, 2006 as compared to $377.9 million for the nine months ended September 30, 2005. As a percentage of revenue, direct operating expenses represented 76.8% of revenue for the nine months ended September 30, 2006 and 78.5% for the nine months ended September 30, 2005, a 170 basis point decrease. In the nine month period ended September 30, 2005, we increased our professional liability insurance reserves in the nurse staffing business by $5.3 million, pretax, based on unfavorable developments in two specific cases, as described in the legal proceedings section herein. The 170 basis point decrease in direct operating expenses as a percentage of revenue is primarily due to the significantly lower professional liability insurance expense in our healthcare staffing businesses, representing approximately 110 basis points. The remaining decrease is primarily attributable to a widening of our bill-pay spread in our travel nurse staffing operations, and a higher relative mix of business from our other human capital management services business segment partially offset by higher housing expenses. Our other human capital management services businesses operate with relatively lower direct costs than our healthcare staffing business segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES totaled $81.8 million for the nine months ended September 30, 2006 as compared to $78.8 million for the nine months ended September 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 17.0% and 16.3% for the nine months ended September 30, 2006 and 2005, respectively, reflecting a combination of higher compensation expenses, higher legal expenses, and a higher relative mix of business from our other human capital management services business segment. Our other human capital management services businesses operate with higher selling, general and administrative costs than our healthcare staffing business segment.

BAD DEBT EXPENSE was less than $0.1 million for the nine months ended September 30, 2006 compared to $0.6 million for the nine months ended September 30, 2005 reflecting improved collections.

LEGAL SETTLEMENT CHARGE was $8.8 million for the nine months ended September 30, 2006. In the third quarter of 2006, we reached an agreement in principle to settle the California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003.  See Legal Proceedings for more information. The $8.8 million represents our best estimate of costs to settle this lawsuit. On October 30, 2006, the Court issued an order granting plaintiff’s Motion for Preliminary Approval of the lawsuit. We anticipate final approval by the Court on or about February 26, 2007.

INTEREST EXPENSE, NET totaled $1.0 million for the nine months ended September 30, 2006 as compared to $2.8 million for the nine months ended September 30, 2005. This decrease was primarily due to lower average borrowings outstanding, partially offset by a slightly higher effective borrowing cost in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Average borrowings outstanding were lower during the nine months ended September 30, 2006, despite the additional borrowings to fund the acquisition of Metropolitan Research, due to repayments of debt. The effective borrowing cost, excluding the amortization of debt issuance costs, for the nine months ended September 30, 2006, was 8.2% compared to a rate of 8.1% for the nine months ended September 30, 2005.

INCOME TAX EXPENSE totaled $5.7 million for the nine months ended September 30, 2006 as compared to $6.6 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we accrued a benefit of approximately $3.4 million relating to the legal settlement charge. In addition, we benefited from reconciliation adjustments to actual expense. Excluding these reconciliation adjustments, the estimated effective tax rate was 38.7% for both the nine months ended September 30, 2006 and 2005.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES was $0.1 million in the nine months ended September 30, 2006 reflecting better than expected collections on accounts receivable related to our discontinued operations, compared to a loss of $0.5 million in the nine months ended September 30, 2005. We have accounted for our healthcare consulting practices as discontinued operations since the fourth quarter of 2004. On October 4, 2004, we sold the assets of two of the three consulting practices to a third party. During the nine months ended September 30, 2005, the operations of the remaining consulting practice were shut down and ceased as of September 30, 2005.

SEGMENT INFORMATION

The following table presents, for the periods indicated, selected statements of income data by segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Unaudited, amounts in thousands)

Revenue from unaffiliated customers:
Healthcare staffing	$151,401	$151,414	$443,928	$446,866
Other human capital management services	11,475	11,730	35,479	34,807
	$162,876	$163,144	$479,407	$481,673

Contribution income (a):
Healthcare staffing	$15,213	$15,310	$42,522	$36,694
Other human capital management services	2,181	2,197	7,097	6,358
	17,394	17,507	49,619	43,052
Unallocated corporate overhead	6,391	6,428	19,996	18,632
Depreciation	1,315	1,206	4,020	3,551
Amortization	418	356	1,130	1,068
Legal settlement charge	8,827	—	8,827	—
Interest expense, net	273	953	979	2,822
Income from continuing operations before income taxes	$170	$8,564	$14,667	$16,979

———————

(a)

We define contribution income as income from continuing operations before interest, income taxes, depreciation, amortization, legal settlement charge and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB No. 131. In 2006, we refined our methodology for identifying corporate overhead expenses to our segments to more accurately reflect the profitability of each segment. Prior year segment data has been reclassified to conform to the current presentation.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

HEALTHCARE STAFFING

Healthcare staffing revenue includes travel and per diem nurse staffing, travel allied health staffing, as well as clinical research staffing. Revenue from our healthcare staffing business segment was $151.4 million for both the three months ended September 30, 2006 and 2005. Excluding the revenue from the acquisition of Metropolitan Research, revenue decreased $2.0 million or 1.3% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decline in revenue was primarily due to a decrease in the average number of full time equivalents (FTEs), representing $9.7 million of the decrease that was partially offset by a favorable change in price and mix.  A decline in revenue from our per diem nurse and clinical research staffing operations was partially offset by revenue growth in our travel staffing operations due to improved pricing.

FTEs on contract, excluding Metropolitan Research, decreased 5.0% from the prior year. A decline in volume from our nurse staffing and clinical research staffing operations was partially offset by an increase in volume from allied health staffing.

Revenue per FTE, excluding Metropolitan Research, was up 3.9% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Average bill rates in our core travel nurse staffing business were up approximately 5% in the three months ended September 30, 2006, compared to the three month period ended September 30, 2005. Mobile contracts, where the nurse is on the hospital payroll, accounted for less than 1% of volume in our healthcare staffing business segment in three months ended September 30, 2006 compared to approximately 1% in the three months ended September 30, 2005.

For the three months ended September 30, 2006, nurse staffing operations generated 83.9% of healthcare staffing revenue and 16.1% was generated by all other operations. For the three month period ended September 30, 2005, 85.0% of healthcare staffing revenue was generated from nurse staffing operations and 15.0% was generated by all other operations.

Contribution income from our healthcare staffing segment decreased 0.6% or $0.1 million, to $15.2 million in the three month period ended September 30, 2006 compared to $15.3 million in the three month period ended September 30, 2005. As a percentage of healthcare staffing revenue, contribution income was 10.0% for the three months ended September 30, 2006 compared to 10.1% for the three months ended September 30, 2005. This slight decline primarily reflects higher housing and health insurance expenses partially offset by lower professional liability expense and a continued widening of our bill-pay spread in our travel nurse staffing business.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services in the three months ended September 30, 2006 decreased $0.2 million, or 2.2%, to $11.5 million from $11.7 million in the three month periods ended September 30, 2005. Higher revenue from our physician and executive retained search business was offset by lower revenue from our educational seminars business due to lower seminar attendance.

Contribution income from our other human capital management services segment was relatively flat at $2.2 million for both the three month periods ended September 30, 2006 and 2005. Contribution income as a percentage of other human capital management services revenue for the three months ended September 30, 2006 increased to 19.0% from 18.7% in the prior year period.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $6.4 million in the three month periods ended September 30, 2006 and 2005. As a percentage of consolidated revenue, unallocated corporate overhead was 3.9% during both the three months ended September 30, 2006 and 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

HEALTHCARE STAFFING

Revenue from our healthcare staffing business segment for the nine months ended September 30, 2006 decreased 0.7% to $443.9 million, from $446.9 million in the nine months ended September 30, 2005. Excluding the revenue from the acquisition of Metropolitan Research, revenue decreased $4.9 million or 1.1% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease was due primarily to a decrease in the average number of FTEs, representing $25.6 million of the decrease, partially offset by a favorable change in price and mix.

The average number of FTEs on contract, excluding Metropolitan Research FTEs, decreased 4.7% from the prior year.

Revenue per FTE, excluding Metropolitan Research, was up 3.8% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Average bill rates in our core travel nurse staffing business were up approximately 5% in the nine months ended September 30, 2006, compared to the nine month period ended September 30, 2005. Mobile contracts, where the nurse is on the hospital payroll, accounted for less than 1% of volume in our healthcare staffing business segment in the nine months ended September 30, 2006 compared to approximately 1% in the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, nurse staffing operations generated 84.6% of healthcare staffing revenue and 15.4% was generated by all other operations. For the nine month period ended September 30, 2005, 84.2% of healthcare staffing revenue was generated from nurse staffing operations and 15.8% was generated by all other operations.

Contribution income from our healthcare staffing segment increased 15.9% or $5.8 million, to $42.5 million in the nine month period ended September 30, 2006 compared to $36.7 million in the nine month period ended September 30, 2005. As a percentage of healthcare staffing revenue, contribution income was 9.6% for the nine months ended September 30, 2006 compared to 8.2% for the nine months ended September 30, 2005. This increase is primarily due to the significantly lower professional liability insurance expense previously discussed, representing 119 basis points, and a continued widening in the bill-pay spread that was partially offset by higher housing and field health insurance costs.

OTHER HUMAN CAPITAL MANAGEMENT SERVICES

Revenue from other human capital management services increased $0.7 million, or 1.9%, to $35.5 million in the nine month period ended September 30, 2006 from $34.8 million in the nine month period ended September 30, 2005. Higher revenue from our retained search business was partially offset by lower revenue from our educational and training business due to lower seminar attendance.

Contribution income from our other human capital management services segment increased $0.7 million, or 11.6%, to $7.1 million in the nine month period ended September 30, 2006 compared to $6.4 million in the nine month period ended September 30, 2005. This increase was due an increase in revenue and operating margin in our retained search business, as well as lower expenses in the education and training business. Contribution income as a percentage of other human capital management services revenue for the nine months ended September 30, 2006 increased to 20.0% from 18.3% in the prior year period. Both the retained search and education and training businesses registered improved operating margins compared to the prior year period.

UNALLOCATED CORPORATE OVERHEAD

Unallocated corporate overhead was $20.0 million in the nine months ended September 30, 2006, compared to $18.6 million in the nine months ended September 30, 2005. This increase was primarily due to higher legal fees. As a percentage of consolidated revenue, unallocated corporate overhead was 4.2% during the nine months ended September 30, 2006 compared to 3.9% during the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 and December 31, 2005, we had a current ratio (the amount of current assets divided by current liabilities) of 2.0 to 1.0. Working capital decreased by approximately $3.5 million to $67.4 million as of September 30, 2006, compared to $70.9 million as of December 31, 2005. This decrease in working capital was primarily due to an increase in other current liabilities relating to the estimated legal settlement described above and timing of payroll. The increase in other current liabilities was partially offset by the reduction of other current assets due to the settlement, by our insurance company, of the professional liability claim as described in Legal Proceedings below. During the nine months ended September 30, 2006, net cash provided by operating activities was used to repay debt, purchase property and equipment, and repurchase shares of our common stock.

Net cash provided by operating activities for the nine months ended September 30, 2006, was $29.7 million compared to $20.9 million for the nine months ended September 30, 2005. This increase is primarily due to a net decrease in working capital (excluding the Metropolitan Research acquisition) and positive net cash flow from discontinued operations in the nine month period ended September 30, 2006, as compared to a net outflow from discontinued operations in the nine months ended September 30, 2005. Accounts receivable decreased in the nine month period ended September 30, 2006 compared to an increase in the nine month period ended September 30, 2005. Days’ sales outstanding (DSO), excluding the impact of the Metropolitan Research acquisition, decreased 2 days to 59 days for the three month period ended September 30, 2006 from 61 days for the three month period ended December 31, 2005, reflecting improved collections. This compares to an increase of 4 days in the prior year’s comparable period.

Investing activities used $22.6 million of cash in the nine months ended September 30, 2006, compared to $6.8 million during the nine months ended September 30, 2005. Higher investing activities in the nine months ended September 30, 2006 were attributable to the acquisition of Metropolitan Research and higher capital expenditures. Investing activities in the nine months ended September 30, 2005 were primarily attributable to capital expenditures and the completion of contractually obligated net working capital payments made by us pertaining to the 2004 sale of two of our consulting practices included in discontinued operations.

Net cash used in financing activities in the nine months ended September 30, 2006 was $7.2 million compared to $14.1 million in the nine months ended September 30, 2005. During the nine month period ended September 30, 2006, we purchased the assets of Metropolitan Research using $16.0 of proceeds under the revolving commitment. Excluding these proceeds, during the nine months ended September 30, 2006, we repaid $20.8 million on our total debt as compared to a net repayment of $13.3 million in the nine months ended September 30, 2005. Other financing activities included the proceeds from the exercise of stock options and stock repurchases and retirements.

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

STOCKHOLDERS’ EQUITY

On May 10, 2006, our Board of Directors authorized a new stock repurchase program whereby we may purchase up to an additional 1.5 million of our common shares, subject to the constraints of our current credit agreement. The shares may be repurchased from time-to-time in the open market and may be discontinued at any time at our discretion. This new stock repurchase authorization will commence upon the completion, of the previously authorized 1.5 million share stock repurchase program discussed below.

In November 2002, our Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. We repurchased 158,900 shares at an average price of $16.87 during the nine month period ended September 30, 2006. As of the date of this filing all shares were retired. During the nine month period ended September 30, 2005, we repurchased 125,728 shares of common stock at an average cost of $18.61 per share pursuant to this program.

As of September 30, 2006, under the remainder of the current authorization, we can purchase up to an additional 74,872 shares at an aggregate price not to exceed approximately $3.9 million under the previously authorized stock repurchase program. This repurchase program is within the limits of our current senior secured credit facility covenants. Under this program, the shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at our discretion. As of September 30, 2006, we had 32.0 million shares of our common stock outstanding.

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

ADOPTION OF FASB STATEMENT NO. 123 (REVISED 2004)

On January 1, 2006, we adopted FASB Statement No. 123(Revised 2004), Share-Based Payment, (FASB 123(R)) using the modified prospective method. FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under the modified prospective approach, the recognition provisions of FASB 123(R) are applied prospectively. For prior periods, companies are required to disclose the pro forma impact of adopting the standard for prior periods. All of our options outstanding as of December 31, 2005 were fully vested as a result of the decision to accelerate the vesting of any unvested options as of December 31, 2005. A total of 436,368 options, with a weighed average exercise price of $15.25 per share, were accelerated. Of these options, 90% had exercise prices below market value (in-the-money options) as of December 28, 2005. The reason for the acceleration was to avoid recognizing associated stock-based compensation for these options in future periods’ consolidated statements of income. We estimate the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2.9 million (excluding the impact of forfeitures). In conjunction with the acceleration, we recorded a pre-tax charge of $0.1 million in the fourth quarter of 2005 related to the acceleration of in-the-money options we estimated would not have otherwise vested. This charge was included in selling, general, and administrative expenses on the consolidated statements of income. The Company expects there to be no further impact, from the share-based payments that were outstanding as of December 31, 2005, on its consolidated statements of income. However, stock-based compensation expense could become material to the Company depending on the number of options that are granted in the future.

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

There is no material impact on the condensed consolidated financial statements resulting from the adoption of FASB 123(R) for the three and nine month periods ended September 30, 2006.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

We executed a lease in February 2006 for approximately 32,000 square feet of office space to replace some of the current space leased by our MedStaff subsidiary. The new lease term is 7 years and 5 months (with an option to renew for 5 years). Total future minimum rental payments are approximately $5.6 million. The commencement date of the lease was August 2006. We also assumed leases for three offices in conjunction with our acquisition of Metropolitan Research.

Including these leases, remaining total future minimum lease payments associated with the Company’s non-cancelable operating lease agreements for the rental of office space and equipment as of September 30, 2006, in thousands, are as follows: $2006 - $1,218; 2007 - $5,467; 2008 - $4,763; 2009 - $3,714; 2010 - $2,806; and thereafter - $6,806.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K. However, we have updated the specific details within the critical accounting policy relating to legal matters as stated below.

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company, other than ordinary routine litigation incidental to the business are described in Legal Proceedings.

•

Cossack, et al. v. Cross Country TravCorps and Cross Country Nurses, Inc. was tentatively settled in August for $10 million and on August 23, 2006, Plaintiff filed a Motion for Preliminary Approval of a settlement pursuant to which Defendants would pay up to $10 million, including payments to eligible nurses, the named plaintiff, plaintiff's attorney fees and administrative costs. Payments to eligible nurses would be on a "claims made" basis, which means that the Company's total liability could be reduced to the extent that nurses who are eligible to participate in the settlement do not submit claims through the settlement administration process. On October 30, 2006, the Court issued an order granting the Motion for Preliminary Approval of the settlement and ordering, among other things, that the class be preliminarily certified under Federal Rule of Civil Procedure 23 (b)(3) for settlement purposes. We anticipate a final approval on or about February 26, 2007. Based on our best estimate of participation in the settlement, we accrued a pre-tax charge of approximately $8.8 million in the third quarter of 2006 which is included in other current liabilities on our condensed consolidated balance sheet. After taxes, the charge equates to approximately $5.4 million.

•

Maureen Petray and Carina Higareda v. MedStaff, Inc. has not been certified by a court as a class action. See Legal Proceedings for further discussion. On October 27, 2006, Plaintiffs filed a Motion for Class Certification. We are unable to determine our potential exposure regarding this lawsuit at this time.

On April 24, 2006, the United States District Court of California filed an order to preliminarily certify a collective action based on the Fair Labor Standards Acts claims in Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick, subject to the Company’s ability to move for decertification at a later stage in the proceedings. The Court, however, limited the scope of the preliminarily certified collective action to encompass claims occurring within a 2-year statute of limitations and limited to 90 days the period of time within which putative members of the preliminarily certified collective action group may opt-into the action. The Court denied certification of a class action pursuant to Fed. R. Civ. P. 23 for claims made under California state law, but indicated that it will exercise supplemental jurisdiction as to the California law claims of those individuals who opt into the Fair Labor Standards Act claims.

The opt-in period has ended for all putative members of the collective action group. A total of only fifteen (15) individuals (including Plaintiff) have opted-into the conditionally certified collective action and have timely filed consent to join forms. We are unable to determine our potential exposure regarding this lawsuit at this time.

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

On February 10, 2006, the Superior Court of the State of California granted Plaintiffs leave to amend the complaint to add causes of actions alleging Defendant’s failure to pay for missed meal periods and rest breaks. Although Cross Country Nurses, Inc. was previously dismissed from the action upon Defendants’ motion for summary judgment, Plaintiffs erroneously included Cross Country Nurses, Inc. in the caption and allegations of the amended complaint they filed.

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

On September 5, 2006, Plaintiff filed the Third Amended Complaint alleging a Fourth Cause of Action for violation of the Fair Labor Standards Act and failure to pay the amount of premium pay required under the FLSA when putative class members worked more than 40 hours in a week. On September 7, 2006, Defendants filed to remove the lawsuit from the Superior Court of the State of California for the County of Orange to the United States District Court Central District of California.

The case was tentatively settled in August for $10.0 million and on August 23, 2006, Plaintiff filed a Motion for Preliminary Approval of a settlement pursuant to which Defendants would pay up to $10.0 million, including payments to eligible nurses, the named plaintiff, plaintiff's attorney fees and administrative costs. Payments to eligible nurses would be on a "claims made" basis, which means that the Company's total liability could be reduced to the extent that nurses who are eligible to participate in the settlement do not submit claims through the settlement administration process. On October 30, 2006, the Court issued an order granting the Motion for Preliminary Approval of the settlement and ordering, among other things, that the class be preliminarily certified under Federal Rule of Civil Procedure 23(b)(3) for settlement purposes. The Company anticipates a final approval on or about February 26, 2007.

Based on the Company’s best estimate of participation in the settlement, the Company accrued a pre-tax charge of approximately $8.8 million in the third quarter of 2006 which is included in other current liabilities on the condensed consolidated balance sheet. After taxes, the charge equates to approximately $5.4 million.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

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

The Superior Court of the State of California ordered Plaintiffs to file a motion for class certification by September 5, 2006. On July 21, 2006, the Company filed a motion seeking a stay of all proceedings until the conditionally certified collective action in the Henry v. MedStaff, Inc. et al. matter has been either decertified or granted final certification. On August 25, 2006, the court granted in part the Company’s motion and prohibited Plaintiffs from filing a motion for class certification prior to October 16, 2006. A joint stipulation was subsequently filed prohibiting Plaintiffs’ from moving for class certification prior to October 25, 2006 in order to allow for the completion of pre-certification discovery and to allow for the completion of the opt-in period in the Henry v. MedStaff, Inc. et al. matter. Plaintiffs On October 27, 2006, Plaintiffs filed a Motion for Class Certification.

The lawsuit has not yet been certified by the court as a class action. As a result, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nationwide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and suffered employees to work in excess of 16 hours per day. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs.

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

On April 24, 2006, the United States District Court of California filed an order to preliminarily certify a collective action based on the Fair Labor Standards Acts claims, subject to Defendants ability to move for decertification at a later stage in the proceedings. The Court, however, limited the scope of the preliminarily certified collective action to encompass claims occurring within a 2-year statute of limitations and limited to 90 days the period of time within which putative members of the preliminarily certified collective action group may opt-into the action. The Court denied certification of a class action pursuant to Fed. R. Civ. P. 23 for claims made under California state law, but indicated that it will exercise supplemental jurisdiction as to the California law claims of those individuals who opt into the Fair Labor Standards Act claims.

On June 9, 2006, stipulated notices and consent to join forms were sent by a mutually agreed upon third party administrator to the putative members of the collective action group, thus triggering the start of the 90 day opt-in period. Additional notices were sent out to certain putative members of the collective action group on August 31, 2006, which provided a potential extension of the opt-in period.

The opt-in period has ended for all putative members of the collective action group. A total of only fifteen (15) individuals (including Plaintiff) have opted-into the conditionally certified collective action and have timely filed consent to join forms. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

Nika Yarandi, by her parents, Fereidoon Yarandi & Victoria Yarandi, and Fereidoon Yarandi & Victoria Vahdani, individually vs. Cross Country TravCorps, Inc., et al.; and Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.

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

On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended September 30, 2006, we purchased 74,400 shares of common stock at an average cost of $16.35 per share pursuant to its current authorization. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
July 1- July 31, 2006	—	—	—	1,649,272
August 1 – August 31, 2006	20,000	$15.73	20,000	1,629,272
September 1 – September 30, 2006	54,400	16.57	54,400	1,574,872
Total July 1 – September 30, 2006	74,400	$16.35	74,400	1,574,872

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: November 7, 2006	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: November 7, 2006	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1*

Asset Purchase Agreement, dated July 13, 2006, by and among ARM Acquisition, Inc. and ARMS Acquisition, Inc., and Metropolitan Research Associates, LLC, and Metropolitan Research Staffing Associates, LLC, and The Members of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC

10.1	Lease between Metropolitan Research Staffing Associates, LLC and Highwoods Realty Limited Partnership, dated December 2, 2005
10.2	Sublease between Metropolitan Research Associates, LLC and Oppenheimer Wolff & Donnelley LLP, dated June 5, 2003
10.3	Sublease between ARM Acquisition, Inc. and Port City Press, Inc., dated August 31, 2006
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

———————

*

Previously filed as an exhibit of the Company’s Form 8-K dated July 18, 2006, and incorporated by reference herein.