Form 10-K
period 2006-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2007-03-15
CIK 1141103

BU

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-33169

Cross Country Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4066229 (I.R.S. Employer Identification No.)

6551 Park of Commerce Boulevard, N.W.

Boca Raton, Florida 33487

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (561) 998-2232

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.0001 per share	Name of each exchange on which registered The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the act: None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2006 of $18.19 as reported on the NASDAQ National Market, was $459,773,296. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 28, 2007, 32,158,276 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2007 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2007.

PART I

Item 1.

Business.

Overview of Our Company

We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment represented 93% of our 2006 revenue and is comprised of travel and per diem nurse staffing, travel allied health staffing and clinical research staffing. Travel nurse staffing is our core business and it represented approximately 70% of our total revenue. Our other human capital management services business segment represented approximately 7% of our 2006 revenue and consists of education and training as well as retained search services related to physicians and healthcare executives.

We believe we are well positioned in the current environment for healthcare staffing services to take advantage of industry and demographic dynamics. These dynamics include an aging U.S. population expected to result in greater demand for in-patient hospital services; a growing shortage and aging of registered nurses (RNs); state and federal legislation relating to minimum nurse staffing levels and maximum allowable overtime; and a long-term trend among hospitals to utilize supplemental nurse staffing services to provide flexibility and a variable cost structure to meet their overall staffing requirements. For the year ended December 31, 2006, our revenue was $655.2 million and our net income was $16.6 million, or $0.51 per diluted share. During 2006, we generated $32.9 million in cash flow from operations and at year-end had total debt of $21.5 million resulting in a debt to total capitalization ratio of 5.4% as of December 31, 2006.

On August 31, 2006, we acquired the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for $18.6 million in cash, plus a potential earn-out of up to $6.4 million based on 2006 and 2007 performance. We financed this transaction using our revolving credit facility. Metropolitan Research, headquartered in New York City, is a full-service pharmaceutical consulting firm providing clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities.

Healthcare Staffing

Nurse and Allied Health Staffing

We are a leading provider of travel nurse staffing services in the U.S. We also provide travel allied health professional staffing and per diem nurse staffing services. We market our healthcare staffing services primarily to acute care hospitals through our Cross Country Staffing and MedStaff brands to provide these clients with travel and per diem staffing solutions. We provide credentialed RNs for travel and per diem staffing assignments at public and private healthcare facilities, and at for-profit and not-for-profit facilities located throughout the U.S. The vast majority of our travel nursing assignments are at acute care hospitals, including teaching institutions and trauma centers located in major metropolitan areas. We also provide other healthcare professionals in a wide range of specialties that include operating room technicians and other allied health professionals, such as rehabilitation therapists, radiology technicians and respiratory therapists. Our per diem nurses and allied health professionals work in both acute and non-acute care settings such as skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools.

Our Cross Country Staffing and MedStaff brands’ travel staffing businesses are certified by The Joint Commission under its Health Care Staffing Services Certification Program. The Joint Commission certification program offers an independent, comprehensive evaluation of a staffing agency’s ability to provide quality staffing services. We believe this certification program, which is subject to annual review, is a very important quality initiative in our industry.

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

Together, our national client base includes approximately 4,000 hospitals and other healthcare providers. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Sales and Marketing

Cross Country Staffing is our core brand that markets its staffing services to hospitals and healthcare facilities throughout the U.S., as well as operates differentiated recruiting brands to recruit RNs and allied healthcare professionals on a domestic and international basis. As a part of its business strategy, Cross Country Staffing is pursuing and implementing exclusive and preferred provider relationships with hospital clients. Cross Country Staffing provides clients with a suite of solutions to facilitate the efficient management of their temporary workforce. These solutions range from efficiency-enhancing technology to vendor management solutions.

MedStaff markets both its travel nurse staffing and per diem staffing services to public and private hospitals and healthcare facilities across the United States. It primarily focuses on high levels of customized service to its clientele on a national basis and in those local markets where it maintains branch offices. Through its HealthStaffers affiliate, MedStaff markets its services to government and military treatment facilities.

Recruiting and Retention

We operate differentiated nurse recruiting brands consisting of Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local and Assignment America to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe these professionals are attracted to us because we offer a wide range of diverse assignments at attractive locations, competitive compensation and benefit packages, as well as high levels of customer service.

In 2006, thousands of healthcare professionals applied with us through our recruitment brands. Historically, more than half of our field employees have been referred to us by other healthcare professionals. We also advertise in trade publications and on the Internet, which has become increasingly important. We maintain a number of websites to allow potential applicants to obtain information about our recruitment brands and assignment opportunities, apply online and participate in online forums.

Our recruiters are an important component of our travel staffing business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our recruiters work with candidates throughout their initial placement process as well as on subsequent assignments. We believe our strong retention rate is a direct result of these relationships. Recruiters match the supply of qualified candidates in our database with the demand of positions from our hospital clients. At year-end 2006, we had 155 recruiters in our travel staffing business.

We also have internal educational and training capabilities through Cross Country University, a division of Cross Country Staffing, that we believe gives us a competitive advantage by enhancing both the quality of our working nurses and the effectiveness of our recruitment efforts. Cross Country University offers our RNs and other healthcare professionals additional training, professional development and assistance in completing continuing education for state licensing requirements.

Our recruiters utilize our computerized databases of positions to match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, our account managers review the candidate’s application package before submitting it to the hospital client for review. Account managers are knowledgeable about the specific requirements and operating environment of the hospitals that they service. In addition, our client databases are kept updated by our account managers.

Contracts with Field Employees and Hospital Clients

Travel assignments are typically 13-weeks in duration. Each of our traveling field employees works for us under either a payroll or mobile contract. Approximately 99% of our field personnel are directly employed by us under payroll contracts.

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

Operations

We operate our travel nurse staffing business from a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida and Newtown Square, Pennsylvania. These centers perform key support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, customer service and risk management. Our per diem staffing services are provided through a network of 15 branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automated Data Processing (ADP) for payroll processing. Client billings are generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

During 2006, we had an average of approximately 2,600 apartments open under leases throughout the U.S. Our housing staff typically secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Apartment leases are typically three months in duration to match the assignment length of our field employees. Beyond the initial term, leases can be extended on a month-to-month basis. Generally, we provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices. We believe that our economies of scale help us secure competitive pricing and favorable lease terms.

Clinical Research Staffing

Our ClinForce subsidiary, headquartered in Research Triangle Park, North Carolina, provides outsourcing and staffing solutions to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, and acute care hospitals conducting clinical research trials.

We provide professionals across numerous clinical research disciplines, including Clinical Monitors/Contract Research Associates, Clinical Project Managers, Site Coordinators/Contract Research Coordinators, Drug Safety Personnel, Medical Monitors, Regulatory Affairs Personnel, Medical Writers, Clinical Data Professionals, Statistical and SAS Programmers and various pre-clinical related professionals.

In August 2006, we acquired Metropolitan Research, a New York City based full-service consulting firm providing clinical trials staffing, drug safety monitoring and contract research (CRO) services to the pharmaceutical, biotech and medical device industries. The acquisition of Metropolitan Research expands ClinForce’s service delivery capabilities and compliments its existing service lines to include drug safety monitoring services as well as contract research services. It also expands our recruiting capabilities providing healthcare professional candidates with additional temporary and permanent clinical research career opportunities.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Nashville, Tennessee, provides continuing education programs to the healthcare industry. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to nurses and other healthcare professionals. In 2006, CCE held more than 5,000 seminars and conferences that were attended by approximately 160,000 registrants in more than 210 cities across the U.S. In addition, we extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Retained Search

Our Cejka Search subsidiary, headquartered near St. Louis, Missouri, is a nationally recognized retained search organization that provides physician and executive search services throughout the U.S. exclusively to the healthcare industry, including physician group practices, hospitals and health systems, academic medical centers, managed care and other healthcare organizations.

Overview of the Nurse Staffing Industry

Industry Dynamics

Demographics are the primary long-term driver of growth opportunities in our core travel staffing business. Over the coming decades, demand for healthcare services is expected to increase due to an aging U.S. population while the national supply of RNs also ages and is projected to decline.

•

A projected 18% increase in overall U.S. population between the year 2000 and 2020 is expected to result in an additional 50 million people who will require health care (U.S. Department of Health and Human Services report – July 2002). People age 65 and older accounted for 13% of the population and 37% of hospital spending in 1999, according to the most recent data available from the Centers for Medicare & Medicaid Services (CMS). By 2020, the percentage of people over age 65 is projected to increase to approximately 17%, according to a study published in Health Affairs (May/June 2000). The U.S. life expectancy recently hit an all-time high of 77.6 years. Hospital utilization is significantly higher among older people. In 2005, the U.S. Department of Health and Human Services reported that the 2002 discharge rate for people over the age of 65 was approximately three times higher than for the population as a whole.

•

The 55-to-64 age group is expected to increase from 29 million Americans in 2004 to 40 million in 2014. One-half of people in this age group – which includes the oldest baby boomers – have high blood pressure, and two in five are obese. They are, in general, in worse medical condition than Americans born a decade earlier were when they were in this age group.

•

Healthcare spending for public and private payors increased 6.9% in 2005 to $1.99 trillion following a 7.9% increase in the prior year, according to the latest CMS data. Spending on hospital services was the leading component, which grew 7.9% to $611.6 billion and accounted for 31% of all U.S. healthcare dollars in 2005.

Along with an expanding older population, that is anticipated to increasingly require hospital services, is an aging population of working RNs and a nurse education system constrained by an aging faculty and a lack of teaching facilities. Hospitals and other healthcare facilities utilize outsourced nurse staffing as a means to supplement their own recruitment and retention efforts, and in the process gain flexibility and a variable cost structure in managing their changing nurse staffing requirements. Similarly, RNs have turned to outsourced nurse staffing for greater job flexibility and better working conditions.

Temporary Nurses

The temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses. Travel nurse staffing involves placement of RNs on a contract basis typically for a 13 week assignment, although assignments may range from several weeks to one year. Travel assignments usually involve temporary relocation to the geographic area of the assignment. Travel nurses provide hospitals and other healthcare facilities with the flexibility and variable cost to manage changes in their staffing needs due to shifts in demand, represent a pool of potential full-time job candidates, and enable healthcare facilities to provide their patients with a greater degree of continuity of care than per diem nurses. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements.

Per diem nurse staffing comprises the majority of outsourced temporary nurse staffing and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice by the hospital client. However, housing and extensive travel is generally not required for this mode of staffing.

Demand Dynamics

Using temporary personnel enables healthcare providers to vary their staffing levels to match changes in demand for their permanent staff caused by both planned and unplanned vacancies, as well as by variability in patient admissions. Healthcare providers also use temporary personnel to address budgeted shortfalls due to vacancy rates and to manage seasonal fluctuations in demand for their services, such as population swings in the sun-belt states of Florida, Arizona and California in the winter months and the Northeast and other geographic areas in the summer months.

The market for our nurse staffing services is determined by the demand from hospital customers and the available supply of RNs and other healthcare professionals. Demand is a function of hospital admission trends and their level relative to expectations as well as the overall labor market which influences the number of shifts or hours that full- and part-time RNs are willing to work directly for hospital employers at wages hospitals are able to pay. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long-term by an aging population and an increasing shortage of nurses.

For their part, hospital executives indicated they were pressed by rising demand and limited capacity as they continue to experience nursing shortages, according to a report released by the American Hospital Association in April 2006 in which 49% of hospital CEOs reported having more difficulty recruiting RNs in 2005 than in the prior year. The report also reflected that U.S. hospitals needed approximately 118,000 RNs to fill vacant positions nationwide, which translated into a national RN vacancy rate of 8.5%. Separately, a 2003 Nursing Shortage Update by Fitch, Inc. estimated that thirty states were experiencing a shortage, and by 2020, 44 states and the District of Columbia are projected to have shortages.

Currently, the market for our healthcare staffing services reflects relatively strong demand, as measured by the average monthly number of open orders from our hospital clients. Demand is substantially higher than the low-point of the most recent industry down-turn in 2003, but is well below the prior industry peak in 2001. We believe this is due to improved dynamics in the labor market that has resulted in increased nurse turnover at hospitals during 2006, which in turn has contributed to price increases for our nurse staffing services and an improvement in the supply of RNs seeking travel assignments with us. Despite this more favorable environment, hospital admissions trends remained soft during much of 2006 with low near-term expectations for growth. Nevertheless, we are encouraged by the moderate improvement in market conditions during 2006. We also believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment continued to be present during 2006, particularly the improvement in pricing.

The Staffing Industry Report, an independent staffing industry publication, estimates that $10.5 billion in revenue was generated in the total U.S. healthcare staffing market in 2006, a 5% increase from the prior year. It also projects that in 2007 healthcare staffing will increase to $11.2 billion – returning to the approximate level that was generated in 2002. The U.S. healthcare staffing market includes temporary staffing of travel nurses, per diem nurses, allied health professionals and locum tenens (physicians). We believe that in excess of $65 billion is spent annually on nursing labor by acute care hospitals and estimate that historically about 8% to 10% of hospital nurse staffing is outsourced. Of that amount, approximately one-fourth to one-third is travel nurse staffing and two-thirds to three-quarters is per diem nurse staffing. However, based on current market dynamics, we believe that outsourced nurse staffing at acute care hospitals remains below recent peak historic levels.

Hospital Construction

The United States is in the midst of the largest hospital construction expansion cycle in a half-century, which industry experts estimate began in 2002. The hospital industry has spent approximately $100 billion in the past five years on new facilities, up 47% from the previous five years, according to the Census Bureau. Total spending on healthcare facilities is expected to increase to a record high of approximately $40.2 billion in 2006, up from an estimated $23.7 billion spent in 2005. Over the next four years, construction spending is forecast to rise sharply in each year, reaching a projected $57.2 billion in 2010. We believe initial staffing of new and expanded facilities drives greater utilization of contract labor.

Supply Dynamics

There are approximately 2.9 million licensed RNs in the U.S. according to information published in December 2005 by the Health Resources and Services Administration (HRSA). Of this total, approximately 2.4 million (83%) are employed in nursing and 17% were not employed in nursing. Of the total RN population, 1.7 million RNs (58%) work full-time and

725,000 (25%) work part-time. The largest and most significant employment setting is hospitals where nearly 1.4 million of the 2.4 million RNs in the nursing workforce are employed.

The current shortage of RNs in the U.S. began in 1998 and by 2001 there was an estimate of 126,000 unfilled hospital positions. In 2006, the nursing shortage entered its ninth year, making it the longest shortage in the past fifty years according to a recent study published in Health Affairs (January/February 2007). The nursing shortage is expected to expand over the coming decades due to an aging population and an even more rapidly aging RN workforce that is approaching retirement age. One-third of older RNs said they intend to leave their jobs within the next three years and nearly half will retire, according to the findings of a study published in the November-December 2005 issue of Nursing Economics. We believe as RNs age they consider retiring from the workforce or switching to part-time status and they increasingly reduce the number of hours worked directly for hospital employers because of the physical demands of the job in an acute care hospital setting.

The average age of RNs is approximately 47 years, up from the average age of 45 in 2000 and more than four years older than in 1996, according to the 2005 HRSA survey. In 1980, the largest age group of RNs was in their mid-to-late twenties. In 1992, the largest group was in their mid-to-late thirties. In 2005, the largest age group comprised RNs in their forties. By 2012, RNs in their fifties will be the largest age group. And by 2020, baby boomer nurses will be in their sixties, although most will have retired from working in an acute care hospital. Additionally, based on findings from the Nursing Management Aging Workforce Survey released in July 2006 by the Bernard Hodes Group, 55% of surveyed nurses reported their intention to retire between 2011 and 2020.

Based on these demographic trends, a U.S. Bureau of Labor Statistics report (February 2004) projects that by 2012 approximately 2.9 million RNs will be needed to meet hospital demand. And by 2020, this represents an expected shortage of 340,000 RNs according to a 2007 Health Affairs study. This study also observed that large numbers of RNs are entering the profession in their late twenties and early thirties, and that the number of people entering nursing in their early to mid-twenties remains at its lowest point in forty years.

Educating Nurses

According to the 2007 Health Affairs study, RNs today are less likely to obtain their nursing education immediately after high school, as was more common in the past. Instead, people are entering the nursing profession by graduating from a two-year associate degree program after a substantial period in their early twenties spent in another career or not in the workforce. Additionally, people are entering nursing via “accelerated” bachelor-of-science degree programs designed for those with other (and usually unrelated) bachelor’s degrees.

Enrollment in entry-level baccalaureate nursing programs increased 5% from 2005 to 2006 while the number of graduates from entry-level baccalaureate programs increased 18% for the same time frame, according to preliminary survey data from the American Association of Colleges of Nursing (AACN). This is the sixth consecutive year of higher enrollment and the fifth consecutive year of expanding graduation following declines from 1996 to 2001. However, despite the rise in enrollment, the AACN reports that in 2006 nursing colleges and universities turned away more than 32,000 qualified applicants to entry-level baccalaureate programs due primarily to insufficient faculty, clinical placement sites and classroom space. According to the AACN (July 2006), a total of 637 faculty vacancies were identified at 329 nursing schools with baccalaureate and/or graduate programs across the country – most were faculty positions requiring a doctoral degree – reflecting a national nurse faculty vacancy rate of 7.9%. For master’s degree-prepared nurse faculty, the average ages for professors, associate professors and assistant professors were 57.8, 54.5 and 50.0 years, respectively. Graduations from doctoral nursing programs were up by only 1.5% or 6 graduates from the 2004-2005 academic year. In the fall of 2005, the AACN found that 3,160 qualified applicants were turned away from master’s programs, and 202 qualified applicants were turned away from doctoral programs. The primary reason for not accepting all qualified students was a shortage of qualified faculty.

In 2006, the number of domestically trained nurses sitting for the National Council of State Boards of Nursing Licensing Exam (NCLEX), which is required for all new nurses entering the profession in the U.S., increased 11.6% to 110,700 from the number of RNs that took this exam a year earlier. This represents the sixth consecutive year of growth since the most recent low point in 2001 and surpasses the previous peak in 1995 when approximately 94,500 RNs took this exam.

Legislative Dynamics

In the context of a worsening nursing shortage and legislation enacted in California mandating minimum hospital patient-to-nurse ratios, there is a growing body of research that substantiates concerns raised by consumer groups about the quality of care provided in healthcare facilities and by nursing organizations about the increased workloads and pressures on nurses.

Legislation addressing patient-to-nurse ratios and limiting mandatory nurse overtime has already been passed or introduced at federal and state levels. The passage of such legislation is expected to increase the demand for nurses.

•

A study published in the Journal of the American Medical Association (JAMA – October 23/30, 2002) researched hospital patient-to-nurse ratios and found that above a 4:1 ratio, the odds of patient mortality within 30 days of admission increased by 7% for every additional patient in the average nurse’s workload in the hospital. It also found an identical outcome among patients who experienced complications (failure-to-rescue). The study concluded that, all else being equal, substantial decreases in mortality rates could result from increasing registered nurse staffing, especially for patients who develop complications.

•

A Health Affairs article (January 2006), suggested that approximately 6,700 deaths and 70,400 complications could be avoided each year if U.S. hospitals were to adopt nurse staffing strategies, which in part included increasing the size and skill level of their nursing workforce.

•

A comprehensive analysis of several national surveys on the nursing workforce published in Nursing Economic$ (March 2006), found that majority of nurses reported that the RN shortage is negatively impacting patient care and undermining the quality of care goals set by the Institute of Medicine and the National Quality Forum.

•

In another article published in Nursing Economic$ (September/October 2005) researchers found that the majority of RNs (79%) and Chief Nursing Officers (68%) believe the nursing shortage is affecting the overall quality of patient care in hospitals and other settings, including long-term care facilities, ambulatory care settings and student health centers. Most hospital RNs (93%) report major problems with having enough time to maintain patient safety, detect complications early and collaborate with other team members.

Federal Legislation

Nurse Staffing Plans and Nurse-to-Patient Ratios

•

The Quality Nursing Care Act of 2005 (H.R. 1372) and its companion bill in the Senate, S. 71 (titled the RN Safe Staffing Act of 2005), require hospitals to set unit-by-unit nurse staffing levels in coordination with the direct care nursing staff and based on the unique needs of each unit and its patients. The bill holds hospitals accountable for compliance and requires them to make information about staffing levels public. It also protects nurses who speak out about unsafe staffing.

Mandatory Overtime

•

In order to protect patient care, S. 351/H.R. 791 would amend title XVIII of the Social Security Act and set limits on the number of mandatory overtime hours RNs could work at Medicare participating hospitals, except in the case of a declared state of emergency. Mandatory overtime limitations would prevent these facilities from requiring a nurse to work in excess of the following: the scheduled work shift or duty period of the nurse; 12 hours during a 24-hour period; or 80 hours in a consecutive 14-day period. The bill also explicitly prohibits providers of services from penalizing, discriminating or retaliating, in any manner, with respect to a nurse who avails themselves of these protections. Voluntary overtime is not affected.

State Legislation

Nurse Staffing Plans and Nurse-to-Patient Ratios

•

Legislation/regulation introduced in 2006: 14 states – Florida, Hawaii, Iowa, Illinois, Kansas, Massachusetts, Michigan, Missouri, New Jersey, New York, Pennsylvania, Washington, Washington, D.C. and West Virginia.

•

Legislation/regulation enacted in 2006: 2 states – Hawaii and Vermont.

•

Legislation enacted in prior years: 10 states – California, Florida, Kentucky, Maine, New Jersey, Nevada, Oregon, Rhode Island, Texas and Virginia.

Mandatory Overtime

•

Legislation/regulation introduced in 2006: 23 states – Alaska, California, Florida, Georgia, Hawaii, Iowa, Illinois, Kansas, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island, Tennessee, Vermont, Washington, Washington, D.C., West Virginia and Wisconsin.

•

Legislation/regulation enacted in 2006: 0 states.

•

Legislation enacted in prior years: 11 states – California, Connecticut, Illinois, Maryland, Maine, Minnesota, New Jersey, Oregon, Texas, Washington, and West Virginia.

Additional Information About Our Business

Competitive Strengths

•

Brand Recognition. We have operated in the travel nurse staffing industry since the 1970s. Our Cross Country Staffing brand is well recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and MedStaff brands are well recognized by RNs and other healthcare professionals. We believe that through our existing relationships with travel nurse staffing clients, we are positioned to effectively market our complementary per diem nurse, allied health and clinical research staffing services. We believe our retained physician search business has one of the highest levels of brand recognition in its industry.

•

Strong and Diverse Client Relationships. We provide staffing solutions to a national client base of approximately 4,000 hospitals, pharmaceutical companies and other healthcare providers. No single client accounted for more than 4% of our revenue. We work with the vast majority of the nation’s top “Honor Roll” hospitals as identified by U.S. News & World Report in its most recently published study.

•

Vendor Management Capabilities. Our Cross Country Staffing brand has the ability to provide acute care facilities with comprehensive vendor management services. By leveraging technology and its single-point of contact service model, Cross Country Staffing can manage all job orders, credential verification, candidate testing, invoicing and management reporting.

•

The Joint Commission Certification. Our Cross Country Staffing and MedStaff brands’ travel staffing businesses are certified by The Joint Commission under its Health Care Staffing Services Certification Program. The Joint Commission certification program offers an independent, comprehensive evaluation of a staffing agency’s ability to provide quality staffing services. We believe this certification program, which is subject to annual review, is a very important quality initiative in our industry. While The Joint Commission program is voluntary for healthcare staffing companies, we believe it will result in differentiation among healthcare staffing providers and expect that hospitals will increasingly look for The Joint Commission certification when selecting a nurse staffing company to meet their temporary staffing needs.

•

Recruiting and Employee Retention. We are a leader in recruiting and retaining highly qualified healthcare professionals. We recruit healthcare professionals from all 50 states and Canada. We also recruit RNs from certain other English-speaking foreign countries, assist them in obtaining U.S. nursing licenses, sponsor them for U.S. permanent residency visas and then place them in domestic acute care hospitals. In 2006, thousands of healthcare professionals applied with us through our differentiated recruitment brands. Referrals generated a majority of our new candidates. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits.

•

Continuing Education. Cross Country University, the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center, enables us to provide continuing education credits to our RN field employees. Our Cross Country Education subsidiary provides accredited continuing education to other healthcare professionals.

•

Scalable and Efficient Operating Structure. At year-end 2006, the databases for our travel and per diem staffing businesses included more than 200,000 RNs and other healthcare professionals who completed job applications with us. Our size and centralized travel nurse staffing structure provide us with operating efficiencies in key areas such as recruiting, advertising, marketing, training, housing and insurance benefits. Our proprietary information systems enable us to manage our travel nurse staffing operations. Our systems are designed to accommodate significant future growth.

•

Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management team has played a key role in the development of the travel nurse staffing industry. Our management team, which averages more than 10 years of experience in the healthcare industry, has consistently demonstrated the ability to successfully identify and integrate strategic acquisitions.

Systems

Our placement and support operations are enhanced by sophisticated information systems that facilitate smooth interaction between our recruitment and support activities. Our proprietary information systems enable us to manage virtually all aspects of our travel staffing operations. These systems are designed to accommodate significant future growth of our business. In addition, their scalable design allows further capacity to be added to its existing hardware platform. We have proprietary software that handles most facets of our business, including contract pricing and profitability, contract processing, job posting, housing management, billing/payroll and insurance. Our systems provide reliable support to our facility clients and field employees and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skill set of each registered field employee.

Our financial, management reporting and human resources are managed on the PeopleSoft Financial Suite. PeopleSoft is a leading enterprise resource planning software suite that provides modules used to manage our accounts receivable, accounts payable, general ledger and billing. This system is designed to accommodate significant future growth in our business.

Growth Strategy

While the level of demand for our nurse staffing services was relatively strong during 2006, the supply of RNs willing to travel was the primary obstacle to our growth. We believe this favorable demand dynamic is being driven primarily by an increase in turnover of staff nursing positions in hospitals reflecting a stronger national labor market. However, tempering demand in the nurse staffing market is, what appears to be, a continuation of soft admissions trends at acute care hospitals, which is the principal market we serve. On the demand side, we strive to increase our market share at the hospitals we currently provide our nurse staffing services to as well as continue to pursue prospective large users of nurse staffing services for preferred or exclusive relationships. On the supply side, we continue to recruit additional RNs and other healthcare professionals, and manage our internal capacity to efficiently and effectively meet the changing supply and demand requirements of the healthcare staffing marketplace. We intend to continue to grow our businesses by:

•

Gaining Exclusive and Preferred Provider Relationships. Exclusive vendor managed hospital customers currently represent the majority of our top ten customers nationally. We plan to continue to evaluate the optimum number of vendor managed customers and our ability to meet their nurse staffing requirements in order to achieve greater market share within such hospital customers and/or establish exclusive and preferred provider relationships with hospitals and healthcare organizations where we do not presently provide nurse staffing services. We also plan to utilize our relationships with existing travel staffing clients to more effectively market our complementary services, including staffing of clinical trials and allied health professionals, retained search, and education and training.

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

•

Improving Our Market Presence in the Per Diem Staffing Sector. We intend to use our existing brand recognition, client relationships and database of nurses who have expressed an interest in flexible-term assignments to expand our per diem services to the acute care hospital market. Our MedStaff subsidiary is the primary provider of our per diem staffing services.

•

Acquiring Complementary Businesses. We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence.

Competitive Environment

The nurse staffing industry is highly competitive. While barriers to entry are relatively low, achieving substantial scale is more challenging. Of the market for outsourced nurse staffing services used by hospitals, we believe that approximately one-third is travel nurse staffing and approximately two-thirds is per diem nurse staffing. We compete with a number of nationally and regionally focused travel nurse staffing companies that have the capabilities to relocate nurses. The per diem nurse staffing sector is highly fragmented and comprised of numerous temporary nurse staffing agencies that are typically small local providers, as well as providers with regional or national focus. National competitors in nurse staffing include AMN Healthcare Services, Inc., On Assignment, Inc., Medical Staffing Network Holdings, Inc. and InteliStaf Healthcare, Inc. In addition, the markets for our clinical research staffing, travel allied staffing services and healthcare-oriented human capital management services are highly competitive and highly fragmented, with limited barriers to entry.

The principal competitive factors in attracting qualified candidates for temporary employment include a large national pool of desirable assignments, salaries and benefits, quality of accommodations, speed of placements, quality of service and recruitment teams, as well as overall reputation. We believe that healthcare professionals seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing firms, and that multiple staffing companies have the opportunity to place employees with many of our clients. Therefore, the ability to respond to candidate inquiries and submit candidates to clients more quickly than our competitors is an important factor in our ability to fill assignments. We focus on retaining field employees by providing long-term benefits, such as 401(k) plans and bonuses. Although we believe that the relative size of our database and economies of scale derived from the size of our operations make us an attractive employer for nurses seeking travel opportunities, we expect competition for candidates to continue.

The principal competitive factors in attracting and retaining temporary healthcare staffing clients include the ability to fill client needs, price, quality assurance and screening capabilities, compliance with regulatory requirements, an understanding of the client’s work environment, risk management policies and coverages, and general industry reputation. In addition, the level of demand for outsourced nurse staffing is influenced by in-patient admissions, national healthcare spending on hospital care, general economic conditions and its impact on national, regional and local labor markets and the corresponding supply of full-time and part-time hospital-based nurses willing to work at prevailing hospital wages.

Regulatory and Professional Liability

In order to service our client facilities and to comply with OSHA and The Joint Commission standards, we have a risk management program. The program is designed to, among other things, protect against the risk of negligent hiring. Effective October 2004, we implemented individual occurrence-based professional liability insurance policies with no deductible for virtually all of our working nurses employed through our Cross Country Staffing brand. This coverage substantially replaced a $2.0 million per-claim layer of self-insured exposure. For our remaining working nurses and other healthcare professionals, we provide primary coverage through insurance policies that contain various self-insured retention layers, which also provides us coverage related to other risks, such as negligent hiring. Separately our MedStaff subsidiary has a claims-made professional liability policy with a limit of $2.0 million per occurrence and $4.0 million in the aggregate and a $25,000 deductible. Subject to certain limitations, we also have up to $10.0 million in umbrella liability insurance coverage after the individual policies, MedStaff’s policy and the $2.0 million primary coverage has been exhausted. While the implementation of the individual policies has substantially reduced our self-insured exposure and is expected to gradually reduce our professional liability expense going forward, the potential exists for other claims to emerge under the old claims-made policies, although the likelihood diminishes over time.

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

Business Licenses

A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide services on-site at hospitals and other healthcare facilities to support or supplement the hospitals’ or healthcare facilities’ workforces. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses can result in injunctions against operating, cease and desist orders and/or fines. We endeavor to maintain in effect all required state licenses.

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

Immigration

Changes in immigration law and procedures following September 11, 2001, have slowed down our ability to recruit foreign nurses to meet demand, and changes to such procedures in the future could further hamper our overseas recruiting efforts. In addition, the use of foreign nurses entails greater difficulty in ensuring that each professional has the proper credentials and licensure.

Regulations Applicable to Our Business

Our business is subject to extensive regulation by numerous governmental authorities in the United States. These complex federal and state laws and regulations govern, among other things, the eligibility of our foreign nurses to work in the U.S., the licensure of professionals, the payment of our employees (e.g. wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. We conduct business on a national basis and are subject to the laws and regulations applicable to our business in such states, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Employees

As of December 31, 2006, we had approximately 1,200 corporate employees and during 2006 we had an average of 5,416 full-time equivalent field employees. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

Available Information

Financial reports and filings with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our Internet website, www.crosscountry.com.

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

Our clinical trials staffing business is conducted under long-term contracts with individual clients that may perform numerous clinical trials. Some of these long-term contracts are terminable by the clients without cause upon 30 to 60 days’ notice.

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

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately.

Losses caused by natural disasters, such as hurricanes could cause us to suffer material financial losses.

Catastrophes can be caused by various events, including, but not limited to, hurricanes and other severe weather. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure and the severity of the event. We are insured for certain catastrophes, there can be no assurance that any such exposure would not exceed the insured amount and, therefore, we could suffer material financial losses as a result of such catastrophes.

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

•

diversion of management attention from existing operations; and

•

assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

We operate our business in a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties to our Company and could reduce our revenue and earnings per share.

Our industry is subject to many complex federal and state laws and regulations related to, among other things, the eligibility of our foreign nurses to work in the U.S., the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. If we do not comply with the laws and regulations that are applicable to our business, we could incur civil and/or criminal penalties or be subject to equitable remedies.

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

Charterhouse Equity Partners III (CEP III) and CHEF Nominees Limited (CHEF) own approximately 8% of our outstanding common stock and continue to have two designees serving on our Board of Directors (which is currently comprised of six members). Accordingly, they will be able to substantially influence:

•

the election of directors;

•

management and policies; and

•

the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Under our stockholders’ agreement, the CEP Investors have the right to designate two directors for nomination to our Board of Directors. This number decreased (i) to one director when CEP reduced its ownership pursuant to a Secondary Offering in November 2006 by more than 50% of their holdings prior to our initial public offering and (ii) the number will decrease to zero upon a reduction of ownership by more than 90% of their holdings prior to our initial public offering. Their interests may conflict with the interests of the other holders of our common stock.

A registration statement under the Securities Act covering resales of CEP III’s stock is presently in effect and sales of this stock could cause our stock price to decline.

The company presently maintains an effective shelf registration under the Securities Act covering the resale of stock held by CEP III. These shares represent approximately 8% of our outstanding common stock and sales of the stock could cause our stock price to decline.

In addition, we registered 4,398,001 shares of common stock for issuance under our stock option plans. Options to purchase 2,303,093 shares of common stock were issued and outstanding as of February 28, 2007, of which, options to purchase 2,273,719 shares were vested. Common stock issued upon exercise of stock options, under our benefit plans, is eligible for resale in the public market without restriction.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.

Properties.

We do not own any real property. Our principal leases as of December 31, 2006 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida (a)	Headquarters	70,406	May 1, 2018
Durham, North Carolina	Clinical research staffing headquarters	34,635	September 30, 2013
Newtown Square, Pennsylvania	Staffing administration and general office use	31,959	July 30, 2013
Malden, Massachusetts	Staffing administration and general office use	31,662	June 30, 2009
Clayton, Missouri (b)	Retained search headquarters	20,539	November 30, 2008
New York, New York	Clinical research staffing office	16,915	May 30, 2010
Tampa, Florida	Staffing administration and general office use	15,698	December 31, 2007
Nashville, Tennessee (c)	Education training corporate office	12,514	August 31, 2007

———————

(a)

In February 2007, we exercised our second option to extend the term of our Boca Raton, Florida lease until May 1, 2018.

(b)

In February 2007, we executed a ten year lease for approximately 27,000 square feet of office space in Creve Coeur, Missouri, commencing June 15, 2007.

(c)

In February 2007, we executed a seven year and four months lease for approximately 14,000 square feet of office space in Brentwood, Tennessee, commencing May 1, 2007.

Item 3.

Legal Proceedings.

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

On September 5, 2006, Plaintiff filed the Third Amended Complaint alleging a Fourth Cause of Action for violation of the Fair Labor Standards Act (FLSA) and failure to pay the amount of premium pay required under the FLSA when putative class members worked more than 40 hours in a week. On September 7, 2006, Defendants filed to remove the lawsuit from the

Superior Court of the State of California for the County of Orange to the United States District Court Central District of California.

The case was tentatively settled in August for $10.0 million and on August 23, 2006, Plaintiff filed a Motion for Preliminary Approval of a settlement pursuant to which Defendants would pay up to $10.0 million, including payments to eligible nurses, the named plaintiff, plaintiff’s attorney fees and administrative costs. Payments to eligible nurses would be on a “claims made” basis, which means that the Company’s total liability could be reduced to the extent that nurses who are eligible to participate in the settlement do not submit claims through the settlement administration process. On October 30, 2006, the Court issued an order granting the Motion for Preliminary Approval of the settlement and ordering, among other things, that the class be preliminarily certified under Federal Rule of Civil Procedure 23(b)(3) for settlement purposes. The Court granted Final Approval of the proposed settlement on or about March 5, 2007

During the third quarter of 2006, we accrued a pre-tax charge of approximately $8.8 million based on our best estimate of participation in the settlement at that time. The amount of the final settlement is $6.7 million pretax, based on the participation level as approved by The Court. Accordingly, prior to the issuance of our financial statements, we have reduced our accrual for this settlement in the year ended December 31, 2006, which is reflected as legal settlement charge on the consolidated statements of income and included as accrued legal settlement charge on the consolidated balance sheets. After taxes, the final legal settlement charge equates to approximately $4.2 million.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. On February 5, 2007, the Court granted class certification. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

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

Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of a medical malpractice lawsuit filed in March 2003 (Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.), in the Circuit Court of Cook County, Illinois. This lawsuit relates to nursing services provided by a nurse supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurse supplied by Cross Country TravCorps was negligent in her care and treatment of Plaintiff who was a maternity patient at the facility in Chicago. The nurse’s alleged negligent failure to appropriately monitor Plaintiff in her labor and delivery allegedly caused the minor Plaintiff to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct Defendants in the lawsuits. During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to this case and another similar case. During the first quarter of 2006, the Company settled both matters consistent with the previously established accrual range.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently trades under the symbol “CCRN” on the NASDAQ Global Select Market, a new market tier created by the NASDAQ Stock Market that became effective on July 1, 2006. Our common stock commenced trading on the NASDAQ National Market under the symbol “CCRN” on October 25, 2001. NASDAQ became operational as a stock exchange on August 1, 2006. The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock reported on NASDAQ (on and after August 1, 2006); and the high and low bid prices per share of our common stock quoted on NASDAQ (before August 1, 2006); such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Period	High	Low
2006
Quarter Ended March 31, 2006	$20.02	$16.75
Quarter Ended June 30, 2006	$18.88	$17.01
Quarter Ended September 30, 2006	$18.06	$15.58
Quarter Ended December 31, 2006	$23.32	$16.85

2005
Quarter Ended March 31, 2005	$17.46	$15.09
Quarter Ended June 30, 2005	$18.25	$15.80
Quarter Ended September 30, 2005	$20.17	$17.67
Quarter Ended December 31, 2005	$19.12	$16.72

The following graph compares the cumulative 5-year total return to shareholders on Cross Country Healthcare, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Health Care Providers index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock and in each of the indexes on December 31, 2001 and its relative performance is tracked through December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cross Country Healthcare, Inc., The NASDAQ Composite Index

And The Dow Jones US Health Care Providers Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	3/02	6/02	9/02	12/02	3/03	6/03	9/03	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06

Cross Country Healthcare, Inc.	100.00	101.89	142.64	53.28	52.64	43.40	49.66	52.83	56.53	62.87	68.49	58.49	68.23	63.25	64.15	70.04	67.28	73.06	68.64	64.15	82.34
NASDAQ Composite	100.00	96.55	77.96	62.67	71.97	70.46	85.65	94.69	107.18	107.31	109.37	101.71	117.07	107.68	110.67	116.98	120.50	130.63	121.99	125.49	137.02
Dow Jones US Health Care Providers	100.00	110.15	118.30	109.09	91.26	93.85	100.86	104.74	120.40	129.24	130.68	130.19	157.54	175.74	192.77	200.94	211.98	208.59	189.35	203.14	208.64

As of March 1, 2007, there were 114 stockholders of record of our common stock. In addition, there are approximately 3,600 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. We currently intend to use available cash from operations in the operation and expansion of our business or to retire debt, to repurchase our common stock or to possibly pay cash dividends. Covenants in our credit facility limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. As of December 31, 2006, we were limited to $28.8 million to be used for either dividend and/or stock repurchases.

On May 10, 2006, the Company’s Board of Directors authorized a new stock repurchase program whereby we may purchase up to an additional 1.5 million of our common shares, subject to the constraints of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. This new stock repurchase authorization will commence upon the completion of the previously authorized 1.5 million share stock repurchase program discussed below.

On November 4, 2002, the Company announced that its Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended December 31, 2006, we purchased 5,000 shares of common stock at an average cost of $16.79 per share pursuant to the current authorization. A summary of the repurchase activity for the quarterly period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2006	5,000	$16.79	5,000	1,569,872
November 1 – November 30, 2006	—	—	—	1,569,872
December 1 – December 31, 2006	—	—	—	1,569,872
Total October 1 – December 31, 2006	5,000	$16.79	5,000	1,569,872

Item 6.

Selected Financial Data.

The selected consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this report. The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Year Ended December 31,
	2006(a)	2005 (b) (c)	2004 (c)	2003 (c) (d)	2002 (c)
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Income Data
Revenue from services	$655,152	$645,393	$654,111	$673,102	$626,109
Operating expenses:
Direct operating expenses	502,468	503,103	509,571	519,840	478,550
Selling, general and administrative expenses	110,172	104,647	99,531	95,736	82,465
Bad debt expense	459	1,177	957	1,350	162
Depreciation	5,449	5,159	5,140	4,371	3,397
Amortization	1,570	1,424	1,580	2,990	2,644
Legal settlement charge (e)	6,704	—	—	—	—
Secondary offering costs (f)	154	151	4	16	886
Total operating expenses	626,976	615,661	616,783	624,303	568,104
Income from operations	28,176	29,732	37,328	48,799	58,005
Other expenses:
Interest expense, net	1,464	3,458	4,789	4,797	4,172
Loss on early extinguishment of debt (g)	—	1,359	—	960	—
Income from continuing operations before income taxes	26,712	24,915	32,539	43,042	53,833
Income tax expense	(10,146)	(9,575)	(11,936)	(16,657)	(20,833)
Income from continuing operations	16,566	15,340	20,603	26,385	33,000
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations (h)	70	(588)	56	(564)	(3,217)
Net income	$16,636	$14,752	$20,659	$25,821	$29,783
Net income (loss) per common share – basic:
Income from continuing operations	$0.52	$0.48	$0.65	$0.82	$1.02
Discontinued operations	0.00	(0.02)	0.00	(0.02)	(0.10)
Net income	$0.52	$0.46	$0.65	$0.80	$0.92
Net income (loss) per common share – diluted:
Income from continuing operations	$0.51	$0.47	$0.63	$0.81	$0.98
Discontinued operations	0.00	(0.02)	0.00	(0.02)	(0.10)
Net income	$0.51	$0.45	$0.63	$0.79	$0.88
Weighted-average common shares outstanding:
Basic	32,077,240	32,228,978	31,992,752	32,090,731	32,432,026
Diluted	32,737,419	32,773,634	32,578,319	32,530,563	33,653,433

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Net cash dollars in thousands)
Other Operating Data
FTEs (i)	5,416	5,573	5,756	5,917	5,535
Weeks worked (j)	281,632	289,796	299,312	307,684	287,820
Average healthcare staffing revenue per FTE per week (k)	$2,160	$2,068	$2,045	$2,069	$2,046
Net cash provided by operating activities	$32,918	$30,790	$43,268	$51,799	$42,690
Net cash (used in) provided by investing activities	$(27,848)	$(8,412)	$4,007	$(109,477)	$(19,834)
Net cash (used in) provided by financing activities	$(5,070)	$(22,378)	$(47,275)	$40,468	$(8,382)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Consolidated Balance Sheet Data
Working capital	$80,105	$72,810	$71,929	$79,532	$78,148
Cash and cash equivalents	$—	$—	$—	$—	$17,210
Total assets (l)	$504,032	$483,601	$455,995	$474,724	$390,827
Total debt	$21,529	$25,429	$42,274	$93,738	$42,815
Stockholders’ equity	$374,856	$359,286	$346,374	$320,523	$300,832

———————

(a)

During the third quarter of 2006, we acquired substantially all of the assets of privately–held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively, Metropolitan Research) for a purchase price of $18.6 million and a potential earnout payment of up to $6.4 million based on 2006 and 2007 performance as defined in the purchase agreement. Metropolitan Research provides clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities. The acquisition has been allocated to the healthcare staffing segment and has been included in the consolidated statements of income since the date of acquisition. Refer to further discussion in our notes to our consolidated financial statements (Note 4- Acquisitions).

(b)

During the second quarter of 2005, we increased our reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to certain professional liability cases. Refer to discussion in Legal Proceedings and the notes to our consolidated financial statements (Note 9 – Commitments and Contingencies).

(c)

Certain prior year data has been reclassified to conform to the current year presentation.

(d)

Includes results of operations of MedStaff, from June 5, 2003, the date of its acquisition.

(e)

During the third quarter of 2006, we reached an agreement in principle to settle the wage and hour class action lawsuit, Cossack, et.al. v. Cross Country TravCorps and Cross Country Nurses, Inc. On March 5, 2007, a final settlement of the matter was approved by the court. During 2006, the Company accrued a pre-tax charge of $6.7 million ($4.2 million after taxes), representing the final settlement amount. Refer to discussion in Legal Proceedings and the notes to our consolidated financial statements (Note 9 – Commitments and Contingencies).

(f)

Secondary offering costs include registration statement filings and public offering expenses incurred as a result of our secondary offerings in September 2006, April 2005, and March 2002. We did not register any shares of our common stock pursuant to these registration statements. Accordingly, we did not receive any proceeds from these offerings and, did not capitalize any of the associated costs. Refer to discussion in our notes to our consolidated financial statements (Note 12 – Stockholders’ Equity).

(g)

Loss on early extinguishment of debt in the year ended December 31, 2005, relates to the write-off of debt issuance costs associated with the prior credit facility, which was refinanced in the fourth quarter of 2005. Loss on early extinguishment of debt in the year ended December 31, 2003, relates to the write-off of debt issuance costs associated with the early termination of a prior amended credit facility as a result of our refinancing in connection with the MedStaff acquisition.

(h)

Income (loss) from discontinued operations reflects the operating results of Cross Country Consulting, Inc. and E-Staff, Inc. (E-Staff). Cross Country Consulting, Inc. results are included in the years ended December 31, 2005, 2004, 2003, and 2002. In March 2002, we committed to a formal plan to dispose of E-Staff. E-Staff ceased operations in the first quarter of 2003. These amounts also include: 1) a $3.7 million pretax ($0.7 million after tax) gain recognized in the year ending December 31, 2004 relating to the sale of assets of our Jennings Ryan & Kolb and Gill/Balsano Consulting businesses to a third party; and 2) impairment charges relating to our valuation of discontinued net assets of $0.8 million and $4.1 million in the years ended December 31, 2004 and 2002, respectively. The remaining consulting practice was shut down in the third quarter of 2005 and, as a result, the shut-down costs were allocated to the impairment charge related to that business.

(i)

FTEs represent the average number of contract staffing personnel on a full-time equivalent basis.

(j)

Weeks worked is calculated by multiplying the FTEs by the number of weeks during the respective period.

(k)

Average healthcare staffing revenue per FTE per week is calculated by dividing the healthcare staffing revenue by the number of weeks worked in the respective periods. Healthcare staffing revenue includes revenue from permanent placement of nurses.

(l)

The Company has classified its consolidated balance sheets for the years ended December 31, 2006 through 2002, in accordance with the provisions of Emerging Issues Task Force (EITF) 03-08, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts, as explained in the notes to the consolidated financial statements (Note 2- Summary of Significant Accounting Policies).

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

Overview

We are one of the largest providers of healthcare staffing services in the United States. Our healthcare staffing business segment represented approximately 93% of our 2006 revenue and is comprised of travel and per diem nurse staffing, travel allied health staffing, as well as clinical research staffing. Travel nurse staffing, our core business, represented approximately 70% of our total revenue and 76% of our healthcare staffing business segment revenue. Other healthcare staffing services include the placement of per diem nurse, allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists, and the placement of clinical research professionals. Our other human capital management services business segment represented approximately 7% of our 2006 revenue and consists of education and training and retained search services. For the year ended December 31, 2006, our revenue was $655.2 million, and net income was $16.6 million, or $0.51 per diluted share. During 2006, we generated $32.9 million in cash flow from operations and we ended the year with total debt of $21.5 million, resulting in a debt to total capitalization ratio of 5.4% as of December 31, 2006.

In general, we evaluate the Company’s financial condition and operating results by monitoring several key volume and profitability indicators such as number of orders, contract bookings, number of FTEs, price, and contribution income (see Segment Information). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition.

Our healthcare staffing revenue and earnings are impacted by the relative supply of and demand for nurses at healthcare facilities. We rely significantly on our ability to recruit and retain nurses and other healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare professionals could limit our ability to fill open orders and grow our revenue and net income. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long-term by an aging population and an increasing shortage of nurses.

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

Currently, the market for our healthcare staffing services reflects relatively strong demand, as measured by the average monthly number of open orders from our hospital clients. Demand is substantially higher than the low-point of the most recent industry down-turn in 2003, but is well below the prior industry peak in 2001. We believe this is due to improved labor dynamics that have created increased nurse turnover at hospitals in 2006, which in turn has contributed to price increases for our nurse staffing services and an improvement in the supply of RNs seeking travel assignments with us. Despite this more favorable environment for our core nurse staffing business, hospital in-patient admissions trends remained soft in 2006 with low near-term expectations for growth. Typically, as admissions increase, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. We believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment were present during 2006, particularly the improvement in pricing.

History

In July 1999, an affiliate of Charterhouse Group, Inc (Charterhouse) and certain members of management acquired the assets of Cross Country Staffing, our predecessor, from W. R. Grace & Co. Upon the closing of this transaction, we changed from a partnership to a C corporation form of ownership. In December 1999, we acquired TravCorps Corporation (TravCorps), which was owned by investment funds managed by Morgan Stanley Private Equity (Morgan Stanley) and certain members of TravCorps’ management and subsequently changed our name to Cross Country TravCorps, Inc. Subsequent acquisitions and dispositions were made as discussed below. In May 2001, we changed our name to Cross Country, Inc. Subsequently, in May 2003, we changed our name to Cross Country Healthcare, Inc.

During 2005, Morgan Stanley sold its investment in Cross Country. During 2006, Charterhouse sold a majority of its remaining ownership in Cross Country but still owns approximately 2.5 million shares as of December 31, 2006.

Revenue

Our travel and per diem nurse staffing revenue is received primarily from acute care hospitals. Our clinical research staffing revenue is received primarily from companies in the pharmaceutical, biotechnology and medical device industries, as well as from contract research organizations and acute care hospitals conducting clinical research trials. Revenue from allied health staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, sports medicine clinics and schools. Revenue from our retained search and our education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees’ time worked but not yet paid. Each of our field employees on travel assignment works for us under a contract. These contracts typically last 13 weeks. Payroll contract employees are hourly employees whose contract specifies the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. For payroll contract employees, we bill clients at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration, or OSHA, requirements, as well as any travel and housing arrangements. Approximately 99% of our field personnel are directly employed by us. Mobile contract employees are hourly employees of the hospital client and receive an agreement that specifies the hourly rates they will be paid by the hospital employer, as well as any benefits they are entitled to receive from us. We recruit mobile contract employees for our hospital clients and provide those employees with company-leased apartments and travel-related support. We are compensated for the services we provide at a predetermined rate negotiated with our hospital clients.

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

Management fees are included in some of our clinical research contracts that cover the life of a project. These fees are recognized on a straight-line basis for the specific length of the project.

Acquisitions

On August 31, 2006, we acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for a purchase price of $18.6 million. The consideration for this acquisition was approximately $16.1 million in cash paid at closing, of which $1.0 million is being held in escrow to cover any post-closing liabilities. The remaining approximate $2.5 million of the purchase price was held back at closing for potential milestone payments, as defined by the asset purchase agreement, and was paid as the milestones were reached throughout the fourth quarter of 2006. These payments were allocated to goodwill as additional purchase price at December 31, 2006. We financed this transaction using our revolving credit facility. In addition, the asset purchase agreement provides for a potential earnout payment of up to a maximum of $6.4 million based on 2006 and 2007 performance, as defined by the asset purchase agreement. This contingent consideration is not related to the sellers’ employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price.

Based in New York City, Metropolitan Research provides clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities. The acquisition has been included in the healthcare staffing segment and the results of Metropolitan Research’s operations are included in our consolidated statements of income since the date of acquisition, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations.  Goodwill of $4.9 million, trademarks of $1.7 million and other identifiable intangible assets of $5.5 million were recorded at the time of the acquisition based on an independent, third-party appraisal. Subsequent to December 31, 2006, a post-closing adjustment of approximately $0.5 million, which included a net working capital adjustment, was calculated and allocated to goodwill.

The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price (a)	Potential Earnout (b)	Earnout Earned
Metropolitan Research	August 2006	Clinical trials staffing, drug safety monitoring and contract research services	$18.6 million	$6.4 million based on 2006 and 2007	—
Med-Staff	June 2003	Healthcare staffing – travel, per diem nurse, and military nurse staffing	$102.2 million	$37.5 million for full year 2003	—
Jennings Ryan & Kolb, Inc. (Sold in 2004)	March 2002	Healthcare management consulting services	$2.1 million	$1.8 million over 34 months	$1.8 million
NovaPro	January 2002	Nurse staffing	$7.6 million	—	—
Gill/Balsano Consulting, LLC (Sold in 2004)	May 2001	Healthcare management consulting services	$1.8 million	$2.0 million over 3 years	$2.0 million
ClinForce, Inc.	March 2001	Clinical trials staffing	$32.8 million	—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$6.6 million	$6.5 million over 3 years	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$1.5 million	$3.8 million over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing – nurse and allied professionals, retained search	$77.1 million	—	—

———————

(a)

Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The TravCorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of TravCorps – $32.1 million, plus the assumption of $45.0 million of debt.

(b)

All earnout periods except Metropolitan Research have ended. Accordingly, we do not have any additional obligations on all other earnouts.

Discontinued Operations

Discontinued operations during the years ended December 31, 2006, 2005, and 2004 include results from operations of the healthcare consulting business previously classified in our other human capital management services business segment. On October 4, 2004, Cross Country Healthcare sold assets of its Jennings Ryan & Kolb (JRK) and Gill/Balsano Consulting (GBC) practices to Mitretek Systems, Inc. (Mitretek) for $12.3 million in cash plus a working capital adjustment. The carrying amount of net assets sold was $7.0 million and consisted primarily of goodwill and other intangibles with a carrying amount of $6.8 million. We recognized a pre-tax gain on this transaction of $3.7 million ($0.7 million after taxes) which was included in discontinued operations in the consolidated statement of income for the year ended December 31, 2004. Net proceeds from this transaction were used to pay down $10.4 million of term loan debt. The remaining consulting practice was held for sale until the third quarter of 2005.

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

During the third quarter of 2005, we abandoned our efforts to sell the remaining consulting practice and shut down the residual operations. We continue to account for the consulting practice as discontinued operations within the consolidated statements of income and cash flows and in the notes to the consolidated financial statements included in this Form 10-K. We estimated the remaining costs associated with the shut down of the business and recorded these costs in loss from discontinued operations in the third quarter of 2005. These costs were allocated to the impairment valuation previously recorded in the fourth quarter of 2004. In accordance with FASB Statement No. 144, any adjustments to these estimated amounts have been recorded to discontinued operations in subsequent periods. We do not anticipate any further involvement in the consulting business going forward.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $310.2 million and $26.5 million, respectively, net of accumulated amortization, at December 31, 2006. We adopted the provisions of FASB Statement No. 142 as of January 1, 2002. Accordingly, goodwill and certain other identifiable intangible assets are no longer subject to amortization. Instead, we review impairment annually. See Critical Accounting Principles and Estimates for further discussion. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 25 years. Goodwill and other intangible assets represented 90% of our stockholders’ equity as of December 31, 2006.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of income data expressed as a percentage of revenue:

	Year Ended December 31,
	2006	2005	2004
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	76.7	78.0	77.9
Selling, general and administrative expenses	16.8	16.2	15.2
Bad debt expense	0.1	0.2	0.2
Depreciation and amortization	1.1	1.0	1.0
Legal settlement charge	1.0	—	—
Income from operations	4.3	4.6	5.7
Interest expense, net	0.2	0.5	0.7
Loss on early extinguishment of debt	—	0.2	—
Income from continuing operations before income taxes	4.1	3.9	5.0
Income tax expense	(1.6)	(1.5)	(1.8)
Income from continuing operations	2.5	2.4	3.2
Discontinued operations, net of income taxes	(0.0)	(0.1)	0.0
Net income	2.5%	2.3%	3.2%

Segment Information

The following table presents, for the periods indicated, selected consolidated statements of income data by segment:

	Year ended December 31,
	2006	2005(a)(b)	2004(a)(b)
	(Amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$608,248	$599,346	$612,076
Other human capital management services	46,904	46,047	42,035
	$655,152	$645,393	$654,111
Contribution income (c):
Healthcare staffing	$59,878	$52,939	$61,397
Other human capital management services	9,048	8,116	7,090
Unallocated corporate overhead	26,873	24,589	24,435
Depreciation	5,449	5,159	5,140
Amortization	1,570	1,424	1,580
Legal settlement charge	6,704	—	—
Secondary offering costs	154	151	4
Interest expense, net	1,464	3,458	4,789
Loss on early extinguishment of debt	—	1,359	—
Income from continuing operations before income taxes	$26,712	$24,915	$32,539

———————

(a)

The 2005 segment data has been reclassified to conform to the 2006 presentation.  During the year ended December 31, 2006, the Company refined its methodology for allocating certain corporate overhead expenses to its healthcare staffing segment to more accurately reflect this segment’s profitability. Certain selling, general and administrative department expenses were more specifically identified to the healthcare staffing segment. Due to the internal departmental structure in 2004, allocations for 2004 are not practical and are not considered to provide meaningful comparisons. Accordingly, 2004 segment data has not been reclassified for these changes in allocation methodology.

(b)

Certain prior year income statement data has been reclassified to conform to current year’s presentation.

(c)

We define contribution income as earnings before interest, income taxes, depreciation, amortization, legal settlement charge, secondary offering costs and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenue from services increased $9.8 million, or 1.5%, to $655.2 million for the year ended December 31, 2006 as compared to $645.4 million for the year ended December 31, 2005. Revenue from both of our business segments contributed to this increase. The increase in our healthcare staffing business was mostly due to our acquisition of Metropolitan Research in the third quarter. Also contributing to the increase was higher organic revenue from our travel nurse staffing operations that was partially offset by a decrease in our per diem, clinical research, and travel allied health staffing operations. The increase in other human capital management business was primarily due to an increase in our retained search business partially offset by a decrease in our education and training business.

Revenue from our healthcare staffing business segment increased $8.9 million, or 1.5%, to $608.2 million in the year ended December 31, 2006, from $599.3 million for the year ended December 31, 2005, primarily due to the acquisition of Metropolitan Research. Excluding Metropolitan Research, healthcare staffing revenue declined slightly due to lower revenue from our per diem, organic clinical research, and travel allied health operations partially offset by increases in revenue in our travel nurse staffing operations. The slight decrease is due to lower volume partially offset by an increase in pricing.

The average number of full-time equivalents (FTEs) on contract decreased 2.8% from the prior year. Excluding Metropolitan Research, FTEs decreased 3.7%.

Average healthcare staffing revenue per FTE and average bill rates both increased approximately 4.5% during the year ended December 31, 2006 compared to the year ended December 31, 2005. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our staffing volume in the years ended December 31, 2006 and 2005.

For the year ended December 31, 2006, nurse staffing operations generated 83.6% of healthcare staffing revenue and 16.4% was generated by other operations. For the year ended December 31, 2005, 84.5% of healthcare staffing revenue was generated from nursing operations and 15.5% was generated by other operations.

Revenue from other human capital management services for the year ended December 31, 2006, increased 1.9% to $46.9 million from $46.0 million in the year ended December 31, 2005. An increase in revenue from our retained search business more than offset lower revenue from our education and training business. The lower revenue from our educational training business primarily reflects a lower number of seminars and lower average attendance per seminar, partially offset by an increase in pricing in the year ended December 31, 2006, compared to the year ending December 31, 2005.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $502.5 million for the year ended December 31, 2006, as compared to $503.1 million for the year ended December 31, 2005. As a percentage of revenue, direct operating expenses represented 76.7% of revenue for the year ended December 31, 2006 and 78.0% for the year ended December 31, 2005. In the second quarter of 2005, we increased our insurance reserves by approximately $5.3 million, or 0.8% of revenue, based on specific unfavorable developments in certain professional liability cases. Refer to Legal Proceedings for a more comprehensive discussion of this litigation. Excluding this charge in 2005, direct operating expenses as a percentage of revenue decreased primarily due to a widening of our bill-pay spread in our travel staffing operations, partially offset by higher housing and health insurance expenses.

Selling, general and administrative expenses totaled $110.2 million for the year ended December 31, 2006, as compared to $104.6 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to increased compensation in our retained search business, an increase in unallocated corporate overhead, and additional expenses from Metropolitan Research. Unallocated corporate overhead was $26.9 million in the year ended December 31, 2006, compared to $24.6 million in the year ended December 31, 2005. This increase was primarily due to higher expenses to upgrade, protect, and maintain our key information systems, including incremental disaster recovery costs and higher legal fees. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% during the year ended December 31, 2006, and 3.8% during the year ended December 31, 2005.

As a percentage of revenue, selling, general and administrative expenses were 16.8% and 16.2% for the years ended December 31, 2006 and 2005, respectively, primarily due to the increase in corporate unallocated overhead, negative operating leverage in our per diem operations and higher selling expenses in our organic clinical research staffing business.

Bad debt expense totaled $0.5 million for the year ended December 31, 2006, which represented approximately 0.1% of revenue compared to $1.2 million for the year ended December 31, 2005 which represented approximately 0.2% of revenue.

Contribution income from our healthcare staffing segment for the year ended December 31, 2006, increased 13.1%, or $6.9 million, to $59.9 million from $52.9 million in the year ended December 31, 2005. As a percentage of healthcare staffing revenue, contribution income was 9.8% for the year ended December 31, 2006, compared to 8.8% for the year ended December 31, 2005. In 2005, our profitability was negatively impacted by the significantly higher insurance reserves recorded in the second quarter as discussed previously. Excluding this $5.3 million charge, contribution margin as a percentage of revenue increased primarily due to a widening of our bill-pay spread in our travel staffing operations partially offset by higher housing and health insurance costs.

Contribution income from other human capital management services for the year ended December 31, 2006, increased 11.5% to $9.0 million from $8.1 million in the year ended December 31, 2005. This increase was primarily due to higher revenue from our retained search business combined with improved operating leverage in both the retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue for the year ended December 31, 2006, was 19.3% compared to 17.6% for the year ended December 31, 2005.

Depreciation and amortization expense for the year ended December 31, 2006, totaled $7.0 million as compared to $6.6 million for the year ended December 31, 2005. As a percentage of revenue, depreciation and amortization expense were 1.1% and 1.0%, respectively, for the years ended December 31, 2006 and 2005.

Legal settlement charge represents the total settlement amount of $6.7 million ($4.2 after taxes) related to a specific class action lawsuit. During the third quarter of 2006, we reached an agreement in principle to settle the wage and hour class action lawsuit, Cossack, et.al. v. Cross Country TravCorps and Cross Country Nurses, Inc. Final approval of the settlement was granted on or about March 5, 2007. Refer to discussion in Legal Proceedings and the notes to our consolidated financial statements (Note 9 – Commitments and Contingencies).

Secondary offering costs totaled $0.2 million during the years ended December 31, 2006 and 2005. Secondary offering costs include registration statement filing and public offering expenses incurred as a result of our secondary offerings in April 2005 and November 2006. Neither the Company nor management registered any shares pursuant to this registration statement, consequently, neither the Company nor management received any proceeds from the sale of shares by the selling shareholders.  Accordingly, we did not capitalize any of the associated fees and expense related to the offering. Refer to discussion in the notes to our consolidated financial statements (Note 12 – Stockholders’ Equity).

Interest expense, net totaled $1.5 million for the year ended December 31, 2006, as compared to $3.5 million for the year ended December 31, 2005. This decrease was primarily due to lower average borrowings outstanding during the year ended December 31, 2006 compared to the year ended December 31, 2005 partially offset by a slightly higher effective borrowing cost in the year ended December 31, 2006. The effective interest rate on our borrowings for the year ended December 31, 2006, was 6.6% compared to a rate of 6.2% for the year ended December 31, 2005.

Income tax expense totaled $10.1 million for the year ended December 31, 2006, as compared to $9.6 million for the year ended December 31, 2005. The effective tax rate on continuing operations was 38.0% for the year ended December 31, 2006 compared to 38.4% in the year ended December 31, 2005, due to a more favorable mix of income among various tax jurisdictions.

Discontinued operations, net of income taxes, relate to the discontinuance of our healthcare consulting practice, as previously discussed.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenue from services decreased $8.7 million, or 1.3%, to $645.4 million for the year ended December 31, 2005, as compared to $654.1 million for the year ended December 31, 2004. This decrease was primarily due to a decline in revenue from our healthcare staffing businesses partially offset by an increase in our revenue from other human capital management businesses. The decrease in our healthcare staffing business was mostly from our travel nurse staffing and per diem operations, but was partially offset by an increase in our allied health and clinical research staffing businesses.

Revenue from our healthcare staffing business segment decreased $12.7 million, or 2.1%, from $612.1 million in the year ended December 31, 2004, to $599.3 million for the year ended December 31, 2005. This decrease was due to a decrease in FTEs, representing $19.4 million of the decrease, partially offset by price and mix factors as described below.

The average number of FTEs on contract decreased 3.2% from the prior year. This decline in volume was due to a decrease in FTEs from our travel staffing operations partially offset by higher FTEs in our clinical trials staffing and allied health staffing businesses. Our nurse staffing operations weakened throughout 2003 and 2004 due to a more cautious buying process on the part of acute care hospital customers which reduced the level of demand for our nurse staffing services along with a reduced level of interest of nursing professionals in pursuing temporary employment opportunities. Despite a more favorable demand and supply environment in our core nurse staffing business in 2005, as discussed above, our staffing volume decreased year over year due, in part, to hospital in-patient admissions trends that remained relatively flat during 2005. Furthermore, we believe staffing volumes would have been higher absent the impact of Hurricane Wilma on the productivity of our recruiters in October 2005. We estimated the impact of Hurricane Wilma on our fourth quarter’s results was approximately $2.0 million of revenue and $0.01 per diluted share. While the Hurricane occurred in the fourth quarter of 2005, we experienced the majority of its impact on our field FTE count in the first quarter of 2006.

Average healthcare staffing revenue per FTE and average bill rates increased 1.1% during the year ended December 31, 2005, compared to the year ended December 31, 2004. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our volume in our healthcare staffing business segment in year ended December 31, 2005, compared to 2% of volume in the year ended December 31, 2004.

For the year ended December 31, 2005, nurse staffing operations generated 84.5% of healthcare staffing revenue and 15.5% was generated by other operations. For the year ended December 31, 2004, 85.7% of healthcare staffing revenue was generated from nursing operations and 14.3% was generated by other operations.

Revenue from other human capital management services for the year ended December 31, 2005, increased 9.5% to $46.0 million from $42.0 million in the year ended December 31, 2004. Both our educational training and retained search businesses contributed to the revenue increase. The increase in revenue from our education and training business primarily reflected a higher number of seminars in the year ended December 31, 2005, compared to the year ending December 31, 2004.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $503.1 million for the year ended December 31, 2005, as compared to $509.6 million for the year ended December 31, 2004. As a percentage of revenue, direct operating expenses represented 78.0% of revenue for the year ended December 31, 2005, and 77.9% for the year ended December 31, 2004. Based on specific unfavorable developments in certain professional liability cases, we increased our insurance reserves in the second quarter of 2005 by approximately $5.3 million. Refer to Legal Proceedings for a more comprehensive discussion of this litigation. Excluding this charge to direct operating expenses, our direct operating expense as a percentage of revenue would have decreased primarily due to a widening of our bill-pay spread in our travel nurse staffing business, a higher relative mix of business from our other human capital management services business segment (which operates with relatively lower direct costs than our healthcare staffing business segment), and lower field health insurance expenses.

Selling, general and administrative expenses totaled $104.6 million for the year ended December 31, 2005, as compared to $99.5 million for the year ended December 31, 2004. This increase was primarily due to an increase in compensation expense, including investments in recruitment capacity, and an increase in unallocated corporate overhead. Unallocated corporate overhead was $24.6 million in the year ended December 31, 2005, compared to $24.4 million in the year ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses were 16.2% and 15.2% for the years ended December 31, 2005 and 2004, respectively, reflecting the higher compensation costs (including investments in recruitment capacity), higher health insurance costs, and a higher relative mix of business from our other human capital services business segment. Our other human capital management services businesses operate with higher selling, general and administrative expenses as a percentage of revenue than our healthcare staffing business segment.

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

Secondary offering costs totaled $0.2 million during the year ended December 31, 2005. Secondary offering costs include registration statement filing and public offering expenses incurred as a result of our secondary offering in April 2005. Neither the Company nor management registered any shares pursuant to this registration statement; consequently neither the Company nor management received any proceeds from the sale of shares by the selling shareholders. Accordingly, we did not capitalize any of the associated fees and expense related to the offering. Refer to discussion in our notes to our consolidated financial statements (Note 12 – Stockholders’ Equity).

Contribution income from our healthcare staffing segment for the year ended December 31, 2005, decreased 13.8%, or $8.5 million, to $52.9 million from $61.4 million in the year ended December 31, 2004. As a percentage of healthcare staffing revenue, contribution income was 8.8% for the year ended December 31, 2005 compared to 10.0% for the year ended December 31, 2004. Our profitability was negatively impacted by the significantly higher insurance reserves recorded in the year ended December 31, 2005. Excluding the $5.3 million charge discussed previously, contribution income as a percentage of revenue would have increased slightly due to a widening of our bill-pay spread and lower field health insurance expenses.

Contribution income from other human capital management services for the year ended December 31, 2005 increased 14.5% to $8.1 million from $7.1 million in the year ended December 31, 2004. This increase was primarily due to the increased revenue combined with improved operating leverage in our retained search business. Contribution income as a percentage of other human capital management services revenue for the year ended December 31, 2005 was 17.6% compared to 16.9% for the year ended December 31, 2004.

Loss on early extinguishment of debt included in the consolidated statement of income for the year ended December 31, 2005, results from the write-off of debt issuance costs related to our prior senior secured credit facility that was terminated on November 10, 2005, as a result of our refinancing of this facility. Refer to Liquidity and Capital Resources for a further discussion.

Interest expense, net totaled $3.5 million for the year ended December 31, 2005, as compared to $4.8 million for the year ended December 31, 2004. This decrease was primarily due to lower average borrowings outstanding during the year ended December 31, 2005, compared to the year ended December 31, 2004, partially offset by slightly higher effective borrowing cost in the year ended December 31, 2005. The effective interest rate for the year ended December 31, 2005, was 6.2% compared to a rate of 4.7% for the year ended December 31, 2004.

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

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $4.7 million, $6.9 million, and $8.2 million during the years ended December 31, 2006, 2005, and 2004, respectively. Accounts receivable due from these hospitals at December 31, 2006 and 2005 were approximately $0.5 million and $0.8 million, respectively. Pricing for our services is consistent with our other hospital customers. There are no contractual obligations with these hospitals.

Liquidity and Capital Resources

As of December 31, 2006, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.2 to 1.0. Working capital increased by $7.3 million to $80.1 million as of December 31, 2006, compared to $72.8 million as of December 31, 2005. The increase in working capital is primarily due to the settlement of specific insurance related litigation we reserved for in the second quarter of 2005 (discussed previously), lower short-term debt as of December 31, 2006, and the acquisition of Metropolitan Research. In addition, accounts receivable increased due to an increase in fourth quarter revenue but was partially offset by the accrual of the legal settlement charge (net of a related deferred tax benefit) and increases in accounts payable and accrued employee compensation and benefits due to timing. Days’ sales outstanding was 60 days, 61 days, and 55 days, at December 31, 2006, 2005, and 2004, respectively, and were consistent with historical ranges.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service including our commitments as described in the Commitments table which follows and the settlement of litigation as described in Legal Proceedings. The $6.7 million legal settlement charge will be paid in 2007. The pretax payment will be offset by an income tax benefit of approximately $2.5 million.  We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service, and any additional stock repurchases from a combination of operating cash flows and funds available under our current credit agreement. We also continue to evaluate acquisition opportunities that may require additional funding. In addition to those amounts available under our existing credit agreement, we may incur up to an additional $35.0 million in Indebtedness (as defined by the credit agreement). We also may, at our option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities.

Stockholders’ Equity

Stock Repurchase Programs

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

In November 2002, our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate cost not to exceed $25.0 million. During the year ended December 31, 2006, we purchased 163,900 shares of common stock at an average cost of $16.87 per share pursuant to the current authorization. The cost of such purchases was approximately $2.8 million. As of December 31, 2006, we had purchased 1,430,128 shares of our common stock at an average cost of $14.84 per share pursuant to the current authorization. All of the common stock was retired. The cost of such purchases was approximately $21.2 million. Under the remainder of the current authorization we can purchase up to an additional 69,872 shares at an aggregate cost not to exceed $3.8 million. The shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at our discretion.

Secondary Offerings

In March 2002, an aggregate of 9.0 million shares of our common stock were sold by existing shareholders pursuant to a registration statement filed by us with the U.S. Securities and Exchange Commission (SEC). Additionally, in April 2002, the underwriters of the offering exercised their over-allotment option with respect to an aggregate of 0.7 million shares. The Company and no member of management sold any shares or received any of the proceeds from the sale of these shares, but the Company paid $0.9 million of expenses for such registration in 2003 and 2002, which were included in secondary offering costs on the consolidated statements of income.

In November 2004, we filed a Registration Statement on Form S-3 with the SEC for the registration of approximately 11,403,455 shares of common stock owned by three of our existing stockholders. Neither the Company nor management registered any shares pursuant to this registration statement. In April 2005, we announced a public offering of 4,172,868 shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, we incurred all fees and expenses relating to the registration statement which were approximately $0.2 million. Subsequently, on November 13, 2006, we announced a public offering of approximately 4.0 million shares pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, we incurred all fees and expenses relating to the registration statement which were approximately $0.2 million and included in secondary offering costs on the consolidated statements of income.

Credit Facility

We entered into a credit agreement on November 10, 2005 (“the 2005 Credit Agreement”), consisting of a 5-year $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. We may, at our option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. This facility is provided by a syndicate led by Wachovia Bank, National Association, and comprised of General Electric Capital Corporation; Bank of America, N.A.; LaSalle Bank National Association; Carolina First Bank; National City Bank of Kentucky; Comerica Bank; and U.S. Bank, N.A. The revolving credit facility was used to refinance all of our existing senior secured debt and will continue to be used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.

Borrowings under the 2005 Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) or the Base Rate plus an Applicable Margin as defined by the Credit Agreement. As of December 31, 2006, interest on this facility was based on LIBOR plus a margin of 1.25% or Base Rate. We are required to pay a quarterly commitment fee on the average daily unused portion of the facility, which, as of December 31, 2006, was 0.25%. As of December 31, 2006, we had $20.3 million of borrowings outstanding and $6.1 million of standby letters of credit outstanding under this facility, leaving $48.7 available for additional borrowings.

The terms of the 2005 Credit Agreement include customary covenants and events of default. The agreement includes a mandatory prepayment provision, which requires us to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of our debt or equity. The dividends and distribution covenant limits our ability to repurchase our common stock and declare and pay cash dividends on our common stock. As of December 31, 2006, we were limited to $28.8 million to be used for either dividends and/or stock repurchases. This limitation increases each year by 25% of net income provided that our Debt/EBITDA ratio (as defined in the 2005 Credit Agreement) is less than 1.5 to 1.0 and we have $15.0 million in cash or available cash under the revolving credit facility. We are also required to obtain the consent of the lenders to complete any acquisition which exceeds $25.0 million or would cause us to exceed $75.0 million in aggregate payments during the term of the agreement. The commitments under the 2005 Credit Agreement are secured by substantially all of our assets.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities during 2006 was $32.9 million compared to $30.8 million during 2005. This increase is primarily due to higher net income partially offset by higher working capital requirements in 2006.  During the year ended 2006, we settled the specific insurance related litigation that was reserved for in the second quarter of 2005. Investing activities used $27.8 million during 2006, for the purchase of Metropolitan Research and capital expenditures. During the year ended December 31, 2005, investing activities used $8.4 million primarily for capital expenditures. Net cash used in financing activities in 2006 was $5.1 million compared to $22.4 million during the year ended December 31, 2005. In both years, we utilized net cash flow from operations and investing activities to repay debt and repurchase our common stock. These repayments were partially offset by the proceeds received from the exercise of stock options and other financing activities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash provided by operating activities during 2005 was $30.8 million compared to $43.3 million during 2004. This decrease in operating cash flow is primarily due to lower net income excluding non-cash items and slower collections. Investing activities used $8.4 million during 2005, primarily for capital expenditures. During the year ended December 31, 2004, investing activities provided net cash of $4.0 million primarily relating to the receipt of $10.6 million of net proceeds from the disposal of our discontinued JRK and GBC consulting practices. These proceeds were offset by $2.0 million of remaining earnout payments on the original purchase of these later discontinued businesses, capital expenditures of $4.6 million and other investing activities. Net cash used in financing activities in 2005 was $22.4 million compared to $47.3 million during the year ended December 31, 2004. In both years, we utilized net cash flow from operations and investing activities to repay debt and repurchase our common stock. These repayments were partially offset by the proceeds received from the exercise of stock options and other financing activities.

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2006:

Commitments	Total	2007	2008	2009	2010	2011	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$20,250	$1,250	$—	$—	$19,000	$—	$—
Capital lease obligations	1,279	300	352	382	242	3	—
Operating leases obligations (b)	23,643	5,464	4,795	3,741	2,803	2,571	4,269
Purchase obligations (c)	1,811	1,298	393	120	—	—	—
	$46,983	$8,312	$5,540	$4,243	$22,045	$2,574	$4,269

———————

(a)

Under our credit facility we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared immediately due and payable.

(b)

Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

(c)

Other contractual obligations include contracts for information systems consulting services.

Commitments subsequent to December 31, 2006:

•

The Company entered into a ten year lease, commencing June 15, 2007, for approximately 27,000 square feet of office space to replace the current space leased by its retained search business. Total future minimum rental payments are $8.2 million.

•

The Company exercised its option to extend its Boca Raton, Florida facility lease for an additional five years, until May 1, 2018. Additional future minimum lease payments related to this extension are $6.1 million.

•

The Company entered into a seven year lease, commencing May 1, 2007, for approximately 14,000 square feet of office space to replace the current space leased by its education and training business. Total future minimum rental payments are $2.1 million.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2006, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1)

We have recorded goodwill and intangibles resulting from our acquisitions through December 31, 2006. Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and certain other intangible assets with indefinite lives and performed a transitional impairment analysis as of January 1, 2002, to assess the recoverability of these intangibles, in accordance with the provisions of FASB Statement No. 142. We also completed the annual impairment test of goodwill and indefinite lived intangible assets during the fourth quarters of 2006, 2005 and 2004. Based on the results of the tests, we determined that there was no impairment of goodwill or indefinite lived intangible assets relating to continuing operations as of December 31, 2006, 2005, and 2004. The calculation of fair value used in these impairment assessments included a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. We periodically evaluate the recovery of the carrying amount of net assets held for sale to determine if the net assets are impaired. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. In the fourth quarter of 2004, we recognized an impairment charge on goodwill reported as discontinued operations of $0.4 million relating to the remaining consulting practice classified as held for sale at that time. During the year ended December 31, 2005, an additional impairment charge of $0.4 million was also recorded in discontinued operations related to these net assets. Fair value was based on the latest offer received for the sale of the net assets of the remaining consulting practice. During the third quarter of 2005, we abandoned our efforts to sell the remaining consulting practice and shut down the remaining operations. We estimated the remaining costs associated with the shut down of the business and recorded these costs in loss from discontinued operations in the third quarter of 2005. These costs were allocated to the impairment valuation previously recorded. Any adjustments to these estimated amounts have been recorded to discontinued operations in subsequent periods. As of December 31, 2006, we had total goodwill and intangible assets not subject to amortization of $327.4 million, net of accumulated amortization.

2)

We maintain accruals for our health, workers’ compensation and professional liability policies that are partially self-insured and are classified as accrued employee compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on an internally prepared actuarial model which is reviewed by an actuary and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment and increases in national healthcare costs. As of December 31, 2006 and 2005, we had $2.4 million and $2.2 million accrued, respectively, for incurred but not reported health insurance claims. Prior to 2004, only our field employees were covered through a partially self-insured health plan; corporate employees were covered through a fully insured plan. Beginning in 2004, the corporate employees were also covered through a partially self-insured health plan. At December 31, 2006, and 2005, $0.5 million and $0.6 million, respectively, of the incurred but not reported health insurance claims accrual related to corporate employees. Workers’ compensation insurance accruals have generally increased over time due to the lag times associated with the settlement of claims as well as additional exposures arising from the current policy year. As of December 31, 2006, we had $4.7 million accrued for incurred but not reported workers’ compensation claims and retentions, net of related insurance recoveries receivable, an increase of $0.5 million over the amount accrued at December 31, 2005. The accrual for workers’ compensation is based on an internally prepared actuarial model reviewed by an actuary. As of December 31, 2006 and 2005, we had $9.2 million and $15.2 million accrued, respectively, for incurred but not reported professional liability claims and retentions, net of related insurance recovery receivable. The accrual for professional liability is based on an internally prepared actuarial model which is reviewed by an independent actuary. Refer to Legal Proceedings for more information about specific material litigation.

3)

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectibility as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2006, our allowance for doubtful accounts was $4.4 million.

4)

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company, other than ordinary routine litigation incidental to the business are described in Legal Proceedings.

•

Maureen Petray and Carina Higareda v. MedStaff, Inc. has been certified as a class action. See Legal Proceedings for further discussion. We are unable to determine our potential exposure regarding this lawsuit at this time.

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

Adoption of FASB Statement No. 123 (Revised 2004)

On January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under the modified prospective approach, the recognition provisions of FASB Statement No. 123(R) are applied prospectively. For prior periods, companies are required to disclose the pro forma impact of adopting the standard for prior periods. All of our options outstanding as of December 31, 2005 were fully vested as a result of the decision to accelerate the vesting of any unvested options as of December 31, 2005. A total of 436,368 options, with a weighted average exercise price of $15.25 per share, were accelerated. Of these options, 90% had exercise prices below market value (“in-the-money options”) as of December 28, 2005. The reason for the acceleration was to avoid recognizing associated compensation expense for these options in future periods’ consolidated statements of income. We estimate the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2.9 million (excluding the impact of forfeitures). In conjunction with the acceleration, we recorded a pre-tax charge of $0.1 million in the fourth quarter of 2005 related to the acceleration of in-the-money options we estimated would not have otherwise vested. This charge was included in selling, general, and administrative expenses on the consolidated statements of income. We expect there to be no further impact, from the share-based payments that were outstanding as of December 31, 2005, on our consolidated statements of income. However, stock-based compensation expense could become material to us depending on the number of options or other forms of equity-based compensation that are granted in the future.

We used the Black-Scholes method for disclosures prior to adoption. After reviewing alternative valuation methods, we selected to continue using the Black-Scholes method based on our prior experience with it, and its wide use by other issuers comparable to us. We will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for us, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes.

There is no material impact on the consolidated financial statements resulting from the adoption of FASB Statement No. 123(R) for the year December 31, 2006 due to the small number of options granted in 2006 (See Note 12 – Stockholders’ Equity).

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 and its impact on our financial position, cash flows, and results of operations.

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

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our credit facility, which bears interest based on floating rates. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million in 2006, $0.3 million in 2005, and $0.7 million in 2004.

Item 8.

Financial Statements and Supplementary Data.

See – Item 15 of Part IV of this Report.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2006 was effective. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting which is included in the Annual Report on Form 10-K and follows.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cross Country Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cross Country Healthcare, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Cross Country Healthcare, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2007

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

Item 11.

Executive Compensation.

Information with respect to executive compensation is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information with respect to our common stock is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

With respect to equity compensation plans as of December 31, 2006, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,391,434	$14.25	682,193
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	2,391,434	$14.25	682,193

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services.

Information with respect to the fees and services of our principal accountant is included in our Proxy Statement to be filed with the SEC and such information is incorporated herein by reference.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2) Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004

(3) Exhibits
See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ JOSEPH A. BOSHART
Name: Joseph A. Boshart Title: Chief Executive Officer and President Date: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART	President, Chief Executive Officer, Director (Principal Executive Officer)	March 13, 2007
Joseph A. Boshart

/s/ EMIL HENSEL	Chief Financial Officer and Director (Principal Financial Officer)	March 13, 2007
Emil Hensel

/s/ DANIEL J. LEWIS	Chief Accounting Officer	March 13, 2007
Daniel J. Lewis

/s/ THOMAS C. DIRCKS	Director	March 13, 2007
Thomas C. Dircks

/s/ W. LARRY CASH	Director	March 13, 2007
W. Larry Cash

/s/ C. TAYLOR COLE	Director	March 13, 2007
C. Taylor Cole

/s/ JOSEPH TRUNFIO	Director	March 13, 2007
Joseph Trunfio

EXHIBIT INDEX

No.	Description
2.1

Cross Country Staffing Asset Purchase Agreement, dated June 24, 1999, by and among W. R. Grace & Co.-Conn., a Connecticut corporation, Cross Country Staffing, a Delaware general partnership, and the Registrant, a Delaware corporation (1)

2.2

Agreement and Plan of Merger, dated as of October 29, 1999, by and among the Registrant, CCTC Acquisition, Inc. and Certain Stockholders of Cross Country Staffing, Inc. and TravCorps Corporation and the Stockholders of TravCorps Corporation (1)

2.3	Stock Purchase Agreement, dated as of December 15, 2000, by and between Edgewater Technology, Inc. and the Registrant (1)
2.4

Asset Purchase Agreement dated as of May 8, 2003, by and among Cross Country Nurses, Inc., the Registrant, Med-Staff, Inc., William G. Davis, Davis Family Electing Small Business Trust and Timothy Rodden (5)

2.5

Asset Purchase Agreement, dated as of July 13, 2006 by and among ARM Acquisition, inc., ARMS Acquisition, Inc., Metropolitan Research Associates, LLC, Metropolitan Research Staffing Associates, LLC, Patricia Daly and Stacy Mamakos Martin (11)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated By-laws of the Registrant (1)
4.1	Form of specimen common stock certificate (1)
4.2	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors (1)
4.3	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.4	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.5	Stockholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors (1)
10.1	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant (1)(14)
10.2	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant (1)(14)
10.3	Employment Agreement, dated as of August 31, 2006, between Patricia Daly and ARM Acquisition, Inc. (14)
10.4	Employment Agreement, dated as of August 31, 2006, between Stacy Mamakos Martin and ARM Acquisition, Inc. (14)
10.5	Lease Agreement, dated April 28, 1997, between Meridian Properties and the Registrant (1)
10.6	Lease Agreement, dated October 31, 2000, by and between Trustees of the Goldberg Brothers Trust, a Massachusetts Nominee Trust and TVCM, Inc. (1)
10.7	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company (1)
10.8	Amended and Restated 1999 Stock Option Plan of the Registrant (2)(14)
10.9	Amended and Restated Equity Participation Plan of the Registrant (2)(14)
10.10	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002 (3)
10.11	Cross Country, Inc. Deferred Compensation Plan (4)(14)
10.12	Restricted Stock Agreement between Company and Joseph A. Boshart (4)(14)
10.13	Restricted Stock Agreement between Company and Emil Hensel (4)(14)
10.14	Restricted Stock Agreement between Company and Vickie Anenberg (4)(14)
10.15	Restricted Stock Agreement between Company and Jonathan Ward (4)(14)
10.16	Amendment to Lease Agreement, as of May 1, 2002, by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc. (3)
10.17	Lease Agreement by and between Edgewood General Partnership and HR Logic, dated July 6, 2000 (6)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.18	First Amendment to Lease Agreement by and between Edgewood General Partnership and HR Logic, dated December 7, 2000 (6)
10.19	Second Amendment to Lease Agreement by and between Edgewood General Partnership and Cross Country TravCorps, dated April 29, 2002 (6)
10.20	Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc. dated November 3, 1999 (6)
10.21	First Amendment to Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc., dated December 20, 1999 (6)
10.22	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 21, 2001 (6)
10.23	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 23, 1998 (6)
10.24	Second Amendment to Lease, dated October 10, 2003, between Canterbury Hall IC, LLC and ClinForce, Inc. (7)
10.25	Lease Agreement, dated January 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc. (7)
10.26	First Amendment to Lease Agreement, dated December 11, 2001, between Clayton Investors Associates LLC and Cejka & Company (8)
10.27	First Amendment to Lease Agreement, dated December 22, 1999, between Newtown Street Road Associates and MedStaff, Inc. (8)
10.28	Second Amendment to Lease Agreement, dated June 21, 2001 between Newtown Street Road Associates and MedStaff, Inc. (8)
10.29	Lease Agreement between Corporex Key Limited Partnership No. 8 and Cross Country Seminars, Inc. (8)
10.30	Form of Incentive Stock Option Agreement (8)(14)
10.31	Third Amendment to Lease, dated October 6, 2004, between Canterbury Hall IC, LLC and ClinForce, Inc. (9)
10.32	First Amendment to Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P., and Cross Country Seminars, Inc. (10)
10.33	Fourth Amendment to Lease Agreement, dated December 15, 2005, by and between Canterbury Hall, IC, LLC, and Clinforce, Inc. (13)
10.34	Lease Agreement, dated February 24, 2006, between MedStaff, Inc. and Campus Investors D Building, L.P. (13)
10.35	Lease Guaranty Agreement by and between Cross Country Healthcare, Inc. and Campus Investors D Building, L.P. dated February 17, 2006. (13)
10.36

Credit Agreement, dated November 10, 2005, with the Lenders referenced therein, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, General Electric Capital Corporation, as Syndication Agent, Bank of America, N.A., as Co-Documentation Agent, LaSalle Bank National Association, as Co-Documentation Agent, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Book Manager (13)

10.37

Subsidiary Guarantee Agreement, dated as of November 10, 2005, by and among certain subsidiaries of Cross Country Healthcare, Inc., as Subsidiary Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent (13)

10.38

Collateral Agreement, dated as of November 10, 2005, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries as grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (13)

10.39

Joinder Agreement, dated as of January 18, 2006, to the Subsidiary Guaranty Agreement and the Collateral Agreement by and among Cross Country Healthcare, Inc., ClinForce, LLC, Cross Country Education, LLC and Wachovia Bank, National Association, as Administrative Agent (13)

10.40	Lease Agreement between Highwoods Realty Limited Partnership and Metropolitan Research Staffing Associates, LLC, dated December 2, 2005 (12)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.41	Sublease between Oppenheimer Wolff & Donnelly LLP and Metropolitan Research Associates, LLC, dated June 5, 2003 (12)
10.42	Sublease between Port City Press, Inc. and ARM Acquisition, Inc., dated August 31, 2006 (12)
10.43	Lease Agreement between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc., dated February 2, 2007
10.44	Lease Agreement between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007
10.45	Second Amendment to Lease Agreement by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc., dated February 17, 2007
14.1	Code of Ethics (8)
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer
———————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-64914, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-83450, and incorporated by reference herein.
(3)	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q during the year ended December 31, 2002, and incorporated by reference herein.
(4)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.
(5)	Previously filed as an exhibit in the Company’s Form 8-K dated June 5, 2003, and incorporated by reference herein.
(6)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003, and incorporated by reference herein.
(7)	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated by reference herein.
(8)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
(9)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2005, and incorporated by reference herein.
(10)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005, and incorporated by reference herein.
(11)	Previously filed as an exhibit in the Company’s Form 8-K dated July 18, 2006, and incorporated by reference herein.
(12)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2006, and incorporated by reference herein.
(13)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.
(14)	Management contract or compensatory plan or arrangement.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2007

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance for doubtful accounts of $4,373,799 in 2006 and $4,206,162 in 2005	114,734,971	107,787,418
Deferred tax assets	10,993,999	9,582,304
Income taxes receivable	1,602,269	2,751,743
Prepaid rent on field employees’ apartments	3,835,350	3,417,413
Other prepaid expenses	10,678,094	8,354,369
Deposits on field employees’ apartments, net of allowance of $389,341 in 2006 and $380,862 in 2005	846,526	624,331
Insurance recoveries receivable	1,931,759	9,115,382
Other current assets	1,602,154	1,059,341
Total current assets	146,225,122	142,692,301
Property and equipment, net of accumulated depreciation and amortization of $20,003,739 in 2006 and $15,391,384 in 2005	20,562,473	16,477,240
Trademarks, net	17,198,831	15,498,831
Goodwill, net	310,172,759	302,853,504
Other identifiable intangible assets, net	9,310,361	5,390,366
Debt issuance costs, net of accumulated amortization of $171,315 in 2006 and $23,763 in 2005	562,893	689,114
Total assets	$504,032,439	$483,601,356
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,744,554	$12,081,732
Accrued employee compensation and benefits	38,189,715	47,940,247
Current portion of long-term debt	1,550,089	5,482,762
Accrued legal settlement charge	6,704,392	—
Other current liabilities	5,931,539	4,377,830
Total current liabilities	66,120,289	69,882,571
Noncurrent deferred tax liabilities	43,077,945	34,486,278
Long-term debt	19,978,627	19,946,463
Total liabilities	129,176,861	124,315,312
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 32,099,345 and 32,132,959 shares issued and outstanding at December 31, 2006 and 2005, respectively	3,210	3,213
Additional paid-in capital	254,272,635	255,339,487
Retained earnings	120,579,733	103,943,344
Total stockholders’ equity	374,855,578	359,286,044
Total liabilities and stockholders’ equity	$504,032,439	$483,601,356

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
Revenue from services	$655,151,931	$645,392,586	$654,110,876
Operating expenses:
Direct operating expenses	502,467,737	503,102,978	509,570,451
Selling, general and administrative expenses	110,172,095	104,647,101	99,531,120
Bad debt expense	459,368	1,176,840	957,300
Depreciation	5,448,441	5,158,513	5,139,984
Amortization	1,570,005	1,423,629	1,579,896
Legal settlement charge	6,704,392	—	—
Secondary offering costs	153,450	150,707	4,258
Total operating expenses	626,975,488	615,659,768	616,783,009
Income from operations	28,176,443	29,732,818	37,327,867
Other expenses:
Interest expense, net	1,464,223	3,457,579	4,789,477
Loss on early extinguishment of debt	—	1,359,394	—
Income from continuing operations before income taxes	26,712,220	24,915,845	32,538,390
Income tax expense	(10,145,868)	(9,575,426)	(11,935,770)
Income from continuing operations	16,566,352	15,340,419	20,602,620
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	70,037	(588,033)	56,075
Net income	$16,636,389	$14,752,386	$20,658,695
Net income (loss) per common share – basic:
Income from continuing operations	$0.52	$0.48	$0.65
Discontinued operations	0.00	(0.02)	0.00
Net income	$0.52	$0.46	$0.65
Net income (loss) per common share – diluted:
Income from continuing operations	$0.51	$0.47	$0.63
Discontinued operations	0.00	(0.02)	0.00
Net income	$0.51	$0.45	$0.63
Weighted average common shares outstanding – basic	32,077,240	32,228,978	31,992,752
Weighted average common shares outstanding – diluted	32,737,419	32,773,634	32,578,319

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Retained Earnings	Total Stockholders Equity
	Common Stock
	Shares	Dollars
Balance at December 31, 2003	31,801,885	$3,180	$251,987,826	$68,532,263	$320,523,269
Exercise of stock options	431,175	43	4,579,069	—	4,579,112
Tax benefit of stock option exercises	—	—	996,012	—	996,012
Stock repurchase and retirement	(29,000)	(3)	(445,849)	—	(445,852)
Amortization of unearned compensation under restricted stock plan	—	—	62,702	—	62,702
Net income	—	—	—	20,658,695	20,658,695
Balance at December 31, 2004	32,204,060	3,220	257,179,760	89,190,958	346,373,938
Exercise of stock options	164,727	17	1,781,547	—	1,781,564
Tax benefit of stock option exercises	—	—	491,115	—	491,115
Stock repurchase and retirement	(235,828)	(24)	(4,291,300)	—	(4,291,324)
Amortization of unearned compensation under restricted stock plan	—	—	62,702	—	62,702
Equity compensation	—	—	115,663	—	115,663
Net income	—	—	—	14,752,386	14,752,386
Balance at December 31, 2005	32,132,959	3,213	255,339,487	103,943,344	359,286,044
Exercise of stock options	130,286	13	1,292,784	—	1,292,797
Tax benefit of stock option exercises	—	—	357,843	—	357,843
Stock repurchase and retirement	(163,900)	(16)	(2,764,277)	—	(2,764,293)
Amortization of unearned compensation under restricted stock plan	—	—	15,675	—	15,675
Equity compensation	—	—	31,123	—	31,123
Net income	—	—	—	16,636,389	16,636,389
Balance at December 31, 2006	32,099,345	$3,210	$254,272,635	$120,579,733	$374,855,578

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$16,636,389	$14,752,386	$20,658,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,448,441	5,158,513	5,139,984
Amortization	1,570,005	1,423,629	1,579,896
Bad debt expense	459,368	1,176,840	957,300
Loss on early extinguishment of debt	—	1,359,394	—
Deferred income tax expense	7,038,932	4,645,908	4,638,894
Legal settlement charge	6,704,392	—	—
Amortization of debt issuance costs	147,552	965,754	764,686
Equity compensation	46,798	178,365	62,702
Other noncash charges	210,555	(24,695)	—
(Income) loss from discontinued operations	(70,037)	588,033	(56,075)
Changes in operating assets and liabilities:
Accounts receivable	(3,674,803)	(13,623,664)	13,532,571
Prepaid rent, deposits, and other current assets	4,835,667	(9,129,062)	(1,426,554)
Accounts payable and accrued expenses	(8,343,755)	23,102,558	(1,421,084)
Other current liabilities	1,659,479	285,000	957,369
Net cash provided by continuing operations	32,668,983	30,858,959	45,388,384
Income (loss) from discontinued operations, net	70,037	(588,033)	56,075
Noncash items	(63,996)	186,565	(87,418)
Change in net assets from discontinued operations	242,646	332,839	(2,088,680)
Net cash provided by (used in) discontinued operations	248,687	(68,629)	(2,120,023)
Net cash provided by operating activities	32,917,670	30,790,330	43,268,361
Investing activities
Purchases of property and equipment, net	(9,310,075)	(7,627,184)	(4,615,679)
Acquisition of assets of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC	(18,537,444)	—	—
Acquisition of assets of Med-Staff, Inc.	—	—	(30,388)
Other	—	30,695	—
Investing activities of discontinued operations:
Acquisition and earnout payments related to discontinued businesses	—	—	(1,969,154)
Net proceeds from sale of discontinued operations	—	—	10,633,970
Other investing activities of discontinued operations	—	(816,030)	(11,554)
Net cash (used in) provided by investing activities	(27,847,519)	(8,412,519)	4,007,195
Financing activities
Debt issuance costs	(21,331)	(712,877)	(95,000)
Exercise of stock options	1,292,797	1,781,564	4,579,112
Tax benefit of stock option exercises	411,426	—	—
Stock repurchase and retirement	(2,764,293)	(4,291,324)	(445,852)
Repayment of debt and note payable	(92,458,750)	(169,863,869)	(154,762,016)
Proceeds from issuance of debt	88,470,000	150,708,695	103,465,000
Financing activities of discontinued operations	—	—	(16,800)
Net cash used in financing activities	(5,070,151)	(22,377,811)	(47,275,556)
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities
Equipment purchased through capital lease obligations	$113,097	$2,203,622	$—
Supplemental disclosure of cash flow information
Interest paid	$1,395,068	$2,463,064	$3,784,366
Income taxes paid	$3,343,756	$3,768,174	$11,009,845

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1.

Organization and Basis of Presentation

On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the Partnership). The acquisition included certain identifiable intangible assets primarily related to proprietary databases and contracts. The Partnership was engaged in the business of providing nurses and allied health personnel to healthcare providers primarily on a contract basis. CCS recorded the assets and certain assumed liabilities, as defined in the asset purchase agreement, at fair market value. The purchase price of approximately $189,000,000 exceeded the fair market value of the assets less the assumed liabilities by approximately $167,537,000, which, was recorded as goodwill and other identifiable intangible assets.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., TVCM, Inc. (f/k/a TravCorps), Cross Country Travcorps, Inc. Ltd., (NZ), MCVT, Inc., Cross Country Local, Inc. (f/k/a Flexstaff, Inc.), Med-Staff, Inc. (MedStaff) (f/k/a Cross Country Nurses, Inc.), HealthStaffers, Inc., Assignment America, Inc., NovaPro, Inc., ClinForce, LLC (ClinForce)( f/k/a Clinforce, Inc.), Metropolitan Research Associates, Inc., Metropolitan Research Staffing Associates, Inc., Cejka Search, Inc. (f/k/a Cejka & Company), Cross Country Education, LLC (f/k/a Cross Country Education, Inc. and CCS/Heritage Acquisition Corp.), Cross Country Capital, Inc., Cross Country Infotech, Pvt Ltd. (India) and Cross Country Consulting, Inc. In March 2005, the legal entity Cross Country Travcorps, Inc. Ltd., (NZ) was dissolved. In December 2005, Cross Country Consulting, Inc. was dissolved. All material intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are healthcare providers and accounts receivable represent amounts due from these providers. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as past experience with the customer. The Company’s contract terms are typically between 30 to 60 days and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single client accounted for more than 4% of the Company’s revenue during 2006,

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

2.

Summary of Significant Accounting Policies (Continued)

2005, or 2004. An aggregate of approximately 11% of the Company’s outstanding accounts receivable as of December 31, 2006 and 2005 were due from five customers.

Prepaid Rent and Deposits

The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses on the accompanying consolidated statements of income. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits shown on the consolidated balance sheets relate to these short-term agreements.

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

Certain software development costs have been capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include charges for consulting services and costs for personnel associated with programming, coding and testing such software. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense on the accompanying consolidated statements of income. Software development costs are being amortized using the straight-line method over five years.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives which range from 5 to 25 years (See Note 3 – Goodwill and Identifiable Intangible Assets). Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, these assets are reviewed for impairment annually with any related losses recognized in earnings when incurred.

During the fourth quarters of 2006 and 2005, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite-lived intangible assets related to assets held and used as of December 31, 2006 or 2005. See Note 15 – Discontinued Operations for disclosure related to goodwill impairment on assets that were held for sale. The impairment test requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The Company estimates the fair value of its reporting units using a discounted cash flow methodology. The Company evaluates three reporting units: 1) healthcare staffing 2) retained search and 3) education and training.

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

Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At December 31, 2006 and 2005, the Company believes no impairment of long-lived assets or identifiable intangible assets related to assets held and used existed. See Note 15 – Discontinued Operations for disclosure related to assets of discontinued operations.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

2.

Summary of Significant Accounting Policies (Continued)

Reserves for Claims

Workers’ compensation, professional liability and health care benefits are provided under partially self-insured plans. The Company provides its eligible temporary healthcare professionals with individual professional liability insurance policies. The Company records its estimate of the ultimate cost of, and reserves for, workers’ compensation and professional liability benefits based on internally prepared actuarial models reviewed by an independent actuary using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers’ compensation and professional liability costs will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. The health care insurance accrual is for claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns.

The workers’ compensation insurance carrier requires the Company to fund a reserve for payment of claims. These funds are maintained by the insurance carrier. The Company had approximately $5,541,000 and $4,223,000 recorded as prepaid workers’ compensation expense included in other prepaid expenses on the consolidated balance sheets at December 31, 2006 and 2005, respectively.

Effective October 2004, the Company implemented individual occurrence-based professional liability insurance policies with no deductible, for virtually all of its working nurses, other than those employed through its MedStaff subsidiary. This coverage substantially replaced a $2,000,000 per-claim layer of self-insured exposure. For its remaining working nurses and other healthcare professionals, the Company provides primary coverage through insurance policies that contain various self-insured retention layers, as well as coverage related to other risks, such as negligent hiring. Separately, the Company’s MedStaff subsidiary has a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible. Subject to certain limitations, the Company also has up to $10,000,000 in umbrella liability insurance coverage, after the individual policies, MedStaff’s policy and the $2,000,000 self-insured primary coverage has been exhausted.

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

The Company’s consolidated balance sheets as of December 31, 2006 and 2005 reflect the receivable portion of its insurance claim as insurance recoveries receivable and the related liability portion in accrued employee compensation and benefits, in accordance with Emerging Issues Task Force (EITF) No. 03-8, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity.

Debt Issuance Costs

Deferred costs related to the issuance of the Company’s senior secured credit facility (see Note 7 – Long Term Debt) have been capitalized and are being amortized using the straight line method, which approximates the effective interest method, over the five-year term of the debt. Deferred costs related to the prior credit facility had been capitalized and amortized using the effective interest method over the respective six-year term of the related debt. However, in the fourth quarter of 2005, the Company terminated this facility. Related debt issuance costs of approximately $1,359,000, net of amortization, relating to this prior credit facility were written off in the fourth quarter of 2005 and are presented as loss on early extinguishment of debt in the other expenses section on the consolidated statements of income.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

2.

Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ time worked but not yet invoiced. At December 31, 2006 and 2005, the amounts accrued are approximately $13,035,000 and $12,449,000, respectively.

The Company has entered into certain contracts with acute care facilities to provide comprehensive vendor management services. Under these contract arrangements, the Company uses its nurses along with third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the acute care facility. Management fees are included in some of the Company’s clinical research contracts that cover the life of a project. These fees are recognized on a straight-line basis for the specific length of the project.

Revenue on permanent placements is recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2006, 2005 and 2004, such losses were nominal.

Revenue from the Company’s education and training services is recognized as the instructor-led seminars are performed and the related learning materials are delivered.

Stock-Based Compensation

The Company, from time to time, grants stock options for a fixed number of common shares to employees. Prior to January 1, 2006, the Company accounted for its stock-based payments to employees in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion, No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2006, the Company adopted FASB Statement No. 123(Revised 2004), Share-Based Payment, (FASB Statement No.123(R)) using the modified prospective approach. FASB Statement No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In adopting FASB Statement No.123(R), companies must choose from alternative valuation models. The Company used the Black-Scholes method for disclosures prior to adoption. After reviewing alternative valuation methods, the Company has selected to continue using the Black-Scholes method based on its prior experience with it, and its wide use by other issuers comparable to the Company. The Company will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes.

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

Under the modified prospective approach, the recognition provisions of FASB Statement No.123(R) are applied prospectively. Companies are required to disclose the pro forma impact of adopting the standard for prior periods. The pro forma disclosures of stock-based compensation are shown below.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

2.

Summary of Significant Accounting Policies (Continued)

In the fourth quarter of 2005, all unvested and outstanding options at December 31, 2005 were modified to accelerate vesting effective December 31, 2005. See Note 12 – Stockholder’s Equity for further discussion. In conjunction with the acceleration, the Company recorded a pre-tax charge of $115,663 in the fourth quarter of 2005 related to the acceleration of in-the-money options that the Company estimated would not have otherwise vested. This charge is included in selling, general and administrative expenses on the consolidated statements of income.

The Company’s consolidated net income would have changed to the pro forma amounts set forth below had compensation cost for stock options granted during 2005 and 2004 been measured under the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. The accounting for the acceleration of vesting under FASB Statement No. 123 results in the recognition of the remaining amount of compensation cost of those options and is included in the pro forma amounts in the following table for the year ended December 31, 2005.

	Year Ended December 31,
	2005	2004
Net income as reported	$14,752,386	$20,658,695
Stock based employee compensation, net of related tax effects, included in the determination of net income as reported	109,819	39,839
Stock based employee compensation, net of tax, applying FASB Statement No. 123	(3,565,084)	(1,298,735)
Pro forma net income applying FASB Statement No. 123	$11,297,121	$19,399,799
Basic and diluted earnings per share as reported:
Net income per common share – basic	$0.46	$0.65
Net income per common share – diluted	$0.45	$0.63
Pro forma basic and diluted earnings per share:
Pro forma net income – basic	$0.35	$0.61
Pro forma net income – diluted	$0.34	$0.60

In addition to option awards, the Company issued 16,216 shares of restricted stock to certain key employees during the first quarter of 2003. The restricted stock vested based on continued employment in three equal annual installments on the first, second and third anniversary of the grant date. Under APB Opinion No. 25, compensation expense was reflected over the period in which services are performed. The fair market value of the shares on the grant date approximated $188,000. Unearned deferred compensation of approximately $188,000 was recorded as a contra-equity account in additional paid-in capital and was amortized to operations over the related vesting period.

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $5,279,000; $4,846,000; and $4,601,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized and expensed when the related event takes place. At December 31, 2006 and 2005, approximately $1,304,000 and $1,316,000, respectively, of these costs are included in other prepaid expenses on the consolidated balance sheets.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of FASB Statement No. 13, Accounting for Leases, any incentives or rent escalations are recorded as deferred rent and amortized as rent expense over the respective lease term.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

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

Reclassifications

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation. See Note 17 – Quarterly Financial Data.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

3.

Goodwill and Other Identifiable Intangible Assets

As of December 31, 2006 and 2005, the Company had the following acquired intangible assets:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Databases	$12,425,000	$11,499,074	$925,926	$11,425,000	$11,012,757	$412,243
Customer relations	10,414,000	2,993,647	7,420,353	6,314,000	2,365,959	3,948,041
Non-compete agreements	2,793,000	1,828,918	964,082	2,403,000	1,372,918	1,030,082
	$25,632,000	$16,321,639	$9,310,361	$20,142,000	$14,751,634	$5,390,366
Intangible assets not subject to amortization:
Goodwill	$330,790,429	$20,617,670	$310,172,759	$323,471,174	$20,617,670	$302,853,504
Trademarks	18,600,000	1,401,169	17,198,831	16,900,000	1,401,169	15,498,831
	$349,390,429	$22,018,839	$327,371,590	$340,371,174	$22,018,839	$318,352,335

Estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2007	$1,478,000
2008	1,238,000
2009	1,057,000
2010	1,057,000
2011	672,000
Thereafter	3,808,000
$9,310,000

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

3.

Goodwill and Other Identifiable Intangible Assets (Continued)

The changes in the carrying amount of goodwill by segment are as follows:

	Healthcare Staffing Segment	Other Human Capital Management Services Segment	Total
Balance as of December 31, 2005	$283,546,442	$19,307,062	$302,853,504
Acquisition of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC	7,319,255	—	7,319,255
Balance as of December 31, 2006	$290,865,697	$19,307,062	$310,172,759

4.

Acquisitions

On August 31, 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for a purchase price of approximately $18,600,000. The consideration for this acquisition was approximately $16,100,000 in cash paid at closing, of which $1,000,000 is being held in escrow to cover any post-closing liabilities. The remaining approximate $2,500,000 of the purchase price was held back at closing for potential milestone payments, as defined by the asset purchase agreement, and was paid as the milestones were reached throughout the fourth quarter of 2006. These payments were allocated to goodwill as additional purchase price at December 31, 2006. The Company financed this transaction using its revolving credit facility.

The asset purchase agreement also provides for a potential earnout payment of up to a maximum of $6,436,000 based on 2006 and 2007 performance, as defined by the asset purchase agreement. This contingent consideration is not related to the seller’s employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations.

Metropolitan Research is headquartered in New York and provides clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities. The Company believes that the addition of Metropolitan Research will enhance the breadth of the service offerings in its clinical research staffing business.

The acquisition has been accounted for using the purchase method and is included in the healthcare staffing segment. The results of Metropolitan Research’s operations have been included in the consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

The purchase price was originally allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing a preliminary draft of Metropolitan Research’s audited financial statements and an independent third-party appraisal. These estimates were revised subsequent to the date of acquisition based on the final audited financial statements and the final third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

4.

Acquisitions (Continued)

Current assets:
Accounts receivable, net	$3,730,000
Other current assets	200,000
Total current assets	3,930,000

Property and equipment, net	350,000
Trademarks	1,700,000
Goodwill	4,890,000
Other identifiable intangible assets	5,490,000
Total assets acquired	16,360,000

Current liabilities:
Accounts payable and accrued expenses	260,000
Total liabilities assumed	260,000

Net assets acquired	$16,100,000

Based on the final third-party appraisal, total other identifiable intangible assets were $5,490,000, of which $4,100,000 was assigned to customer relations and assigned a weighted-average useful life of 23 years, $1,000,000 to database with a useful life of 4.5 years and $390,000 to non-compete agreements with a useful life of 5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill, which is expected to be deductible for tax purposes. Subsequent to December 31, 2006, a post-closing adjustment of approximately $510,000, which included a net working capital adjustment, was calculated and allocated to goodwill.

Earnout payments relating to the Company’s acquisition of Jennings, Ryan & Kolb, Inc. (JRK), in March 2002, were approximately $1,766,000, of which approximately $1,236,000 were paid in 2004. Upon payment, the earnouts were allocated to goodwill as additional purchase price. Subsequent to the acquisition, JRK was combined with the Company’s other consulting operations to form Cross Country Consulting, Inc. This business was subsequently sold in 2004. See Note 15 – Discontinued Operations.

Earnout payments relating to the Company’s acquisition of Gill/Balsano Consulting, L.L.C. (Gill/Balsano or GBC), in May 2001, were $1,995,000 based on adjusted EBITDA (as defined in the asset purchase agreement) over a three-year period ending March 31, 2004. This contingent consideration was not related to the seller’s employment. Upon payment, the earnouts were allocated to goodwill as additional purchase price. All earnout payments were paid including $831,250 in 2004. This business was subsequently sold in 2004. See Note 15 – Discontinued Operations.

5.

Property and Equipment

At December 31, 2006 and 2005, property and equipment consist of the following:

		December 31,
	Useful Lives	2006	2005
Computer equipment	3-5 years	$8,026,507	$5,827,440
Computer software	3-5 years	25,706,675	20,269,418
Office equipment	5-7 years	2,967,323	2,691,874
Furniture and fixtures	5-7 years	2,500,955	1,997,941
Leasehold improvements	(a)	1,364,752	1,081,951
		40,566,212	31,868,624
Less accumulated depreciation and amortization		(20,003,739)	(15,391,384)
		$20,562,473	$16,477,240

———————

(a)

See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

6.

Accrued Employee Compensation and Benefits

At December 31, 2006 and 2005, accrued employee compensation and benefits consist of the following:

	December 31,
	2006	2005
Salaries and payroll taxes	$12,771,637	$10,239,174
Bonuses	5,772,488	5,848,346
Accrual for workers’ compensation claims	5,944,273	5,075,482
Accrual for health care benefits	2,435,221	2,189,580
Accrual for professional liability insurance	9,811,486	23,454,000
Accrual for vacation	1,454,610	1,133,665
	$38,189,715	$47,940,247

See Note 2 – Summary of Significant Accounting Policies and Note 9 – Commitments and Contingencies for further discussion about the Company’s professional liability accrual and related estimated insurance recoveries receivable.

7.

Long-Term Debt

At December 31, 2006 and 2005, long-term debt consists of the following:

	December 31,
	2006	2005
Revolving Loan Facility, weighted average interest rate of 6.76% and 5.82% at December 31, 2006 and 2005, respectively	$20,250,000	$23,580,000
Capital lease obligations	1,278,716	1,849,225
	21,528,716	25,429,225
Less current portion	(1,550,089)	(5,482,762)
	$19,978,627	$19,946,463

The Company entered into a senior secured revolving credit facility on November 10, 2005 (the 2005 Credit Agreement), consisting of a 5-year $75,000,000 revolving credit facility, with a $10,000,000 sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35,000,000 sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50,000,000 via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. The credit facility was used to refinance the Company’s existing senior secured debt and will continue to be used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which is November 10, 2010. Borrowings under the facility are generally not callable unless an event of default exists and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $19,000,000 and $18,750,000 of borrowings under this facility is classified as long-term as of December 31, 2006 and 2005, respectively. Short-term borrowings under this facility consist of borrowings that the Company intends to repay within twelve months or has repaid as of the date of the issuance of these consolidated financial statements.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

7.

Long-Term Debt (Continued)

Borrowings under the 2005 Credit Agreement bear interest, at the Company’s option, at the London Interbank Offered Rate (LIBOR) or the Base Rate plus an Applicable Margin as defined by the 2005 Credit Agreement. As of December 31, 2006, interest on this facility was based on LIBOR plus a margin of 1.25 % or Base Rate. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the facility, which, as of December 31, 2006, was 0.25%. As of December 31, 2006, the Company had $6,100,000 of standby letters of credit under this facility outstanding, leaving $48,650,000 available for borrowings. The commitments under the 2005 Credit Agreement are secured by substantially all of the assets of the Company.

The 2005 Credit Agreement requires that the Company meet certain financial covenants, including the maintenance of certain debt and interest expense ratios and capital expenditure limits. The 2005 Credit Agreement also includes a mandatory prepayment provision, which requires the Company to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of Company debt or equity. The dividends and distribution covenant limits the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock. As of December 31, 2006, the Company was limited to $28,774,156 to be used for either dividends and/or stock repurchases. This limitation increases each year by 25% of net income provided that the Company’s Debt/EBITDA ratio (as defined in the 2005 Credit Agreement) is less than 1.5 to 1.0, and the Company has $15,000,000 in cash or available cash under the revolving credit facility. The Company is also required to obtain the consent of its lenders to complete any acquisition which exceed $25,000,000 or would cause the Company to exceed $75,000,000 in aggregate payments during the term of the agreement. At December 31, 2006, the Company was in full compliance with all of its debt covenants.

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

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2006, the Company’s capital lease obligations are shown in the preceding table and mature serially through 2010.

Total scheduled maturities of long-term debt for the next five years are as follows:

Year Ending December 31:
2007	$1,550,089
2008	351,804
2009	381,656
2010	19,242,162
2011	3,005
$21,528,716

8.

Employee Benefit Plans

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant’s elective deferral, which the Company, at its sole discretion, determines from year to year. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan approximated $2,627,000, $2,407,000, and $2,347,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Certain MedStaff employees are covered under a separate benefit plan. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan documents.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

8.

Employee Benefit Plans (Continued)

Eligible employees who elected to participate in the plan are generally fully vested in any matching contribution after six years of service with the Company.

Contributions by the Company, net of forfeitures, under this plan amounted to approximately $69,000; $72,000 and $63,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other current liabilities and approximated $902,000 and $609,000 at December 31, 2006 and 2005, respectively.

9.

Commitments and Contingencies

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments, as of December 31, 2006, associated with these agreements with terms of one year or more are approximately as follows:

Year Ending December 31:
2007	$5,464,000
2008	4,795,000
2009	3,741,000
2010	2,803,000
2011	2,571,000
Thereafter	4,269,000
$23,643,000

Commitments subsequent to December 31, 2006:

•

The Company entered into a ten year lease, commencing June 15, 2007, for office space to replace the current space leased by its retained search business. Total future minimum rental payments are $8.2 million.

•

The Company exercised its option to extend its Boca Raton, Florida facility lease for an additional five years, until May 1, 2018. Additional future minimum lease payments related to this extension are $6.1 million.

•

The Company entered into a seven year and four months lease, commencing May 1, 2007, for office space to replace the current space leased by its education and training business. Total future minimum rental payments are $2.1 million.

Total operating lease expense from continuing operations included in selling, general, and administrative expenses was approximately $6,099,000, $5,567,000 and $5,390,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Total operating lease expense included in discontinued operations was approximately $235,000 and $595,000 for the years ended December 31, 2005 and 2004, respectively. There was no operating lease expense included in discontinued operations for the year ended December 31, 2006.

Contingencies:

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

9.

Commitments and Contingencies (Continued)

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

The case was tentatively settled in August for $10.0 million and on August 23, 2006, Plaintiff filed a Motion for Preliminary Approval of a settlement pursuant to which Defendants would pay up to $10.0 million, including payments to eligible nurses, the named plaintiff, plaintiff’s attorney fees and administrative costs. Payments to eligible nurses would be on a “claims made” basis, which means that the Company’s total liability could be reduced to the extent that nurses who are eligible to participate in the settlement do not submit claims through the settlement administration process. On October 30, 2006, the Court issued an order granting the Motion for Preliminary Approval of the settlement and ordering, among other things, that the class be preliminarily certified under Federal Rule of Civil Procedure 23(b)(3) for settlement purposes.  The Court granted Final Approval of the proposed settlement on or about March 5, 2007.

During the third quarter of 2006, the Company accrued a pre-tax charge of approximately $8.8 million based on its best estimate of participation in the settlement at that time. The amount of the settlement is $6.7 million, pretax, based on the participation level as approved by The Court. Accordingly, prior to the issuance of the Company’s financial statements, the Company reduced its accrual for this settlement in the year ended December 31, 2006, which is reflected as legal settlement charge on the consolidated statements of income and included as accrued legal settlement charge on the consolidated balance sheets. After taxes, the final legal settlement charge equates to approximately $4.2 million.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

9.

Commitments and Contingencies (Continued)

has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. On February 5, 2007, the Court granted class certification. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

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

On June 9, 2006, stipulated notices and consent to join forms were sent by a mutually agreed upon third-party administrator to the putative members of the collective action group, thus triggering the start of the 90 day opt-in period. Additional notices were sent out to certain putative members of the collective action group on August 31, 2006, which provided a potential extension of the opt-in period.

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

DECEMBER 31, 2006

9.

Commitments and Contingencies (Continued)

Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.

The Company and its subsidiary, Cross Country TravCorps, Inc., became the subject of a medical malpractice lawsuit filed in March 2003 (Chris Myers and Michelle Myers both individually and as Father and Mother of Liam Evan Myers, a Minor vs. Cross Country Healthcare, Inc., et al.), in the Circuit Court of Cook County, Illinois. This lawsuit relates to nursing services provided by a nurse supplied by Cross Country TravCorps to a hospital located in Chicago, Illinois. The lawsuits allege that the nurse supplied by Cross Country TravCorps was negligent in her care and treatment of Plaintiff who was a maternity patient at the facility in Chicago. The nurse’s alleged negligent failure to appropriately monitor Plaintiff in her labor and delivery allegedly caused the minor Plaintiff to suffer severe, permanent and disabling brain injuries. In addition to the hospital facility and physicians, the Company, Cross Country TravCorps and the individual nurses have been named as direct Defendants in the lawsuits. During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to this case and another similar case. During the first quarter of 2006, the Company settled both matters consistent with the previously established accrual ranges.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

10.

Estimated Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amount of the revolving credit facility approximates fair value as the interest rate is tied to a quoted variable index.

11.

Income Taxes

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004
Continuing Operations:
Current
Federal	$2,398,737	$3,311,478	$6,770,849
State	646,642	1,618,040	526,027
Foreign	61,557	—	—
	3,106,936	4,929,518	7,296,876
Deferred	7,038,932	4,645,908	4,638,894
	10,145,868	9,575,426	11,935,770
Discontinued operations-current
Tax benefit on loss from discontinued operations	(4,299)	(553,329)	(58,124)
Tax expense on gain on disposal	—	—	3,072,970

Discontinued operations-deferred
Tax expense (benefit) from discontinued operations	141,040	217,777	(371,534)
Tax benefit on gain on disposal	—	—	(136,745)
	136,741	(335,552)	2,506,567
	$10,282,609	$9,239,874	$14,442,337

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

11.

Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Current deferred tax assets and (liabilities):
Accrued other and prepaid expenses	$3,011,623	$2,155,652
Accrued professional liability	3,540,373	5,552,074
Accrued settlement charge	2,620,210	—
Allowance for doubtful accounts	1,453,101	1,599,430
Other	368,692	275,148
Deferred tax assets	10,993,999	9,582,304

Non-current deferred tax (liabilities) and assets:
Amortization	(36,570,090)	(27,747,169)
Depreciation	(4,644,414)	(4,177,016)
Identifiable intangibles	(2,298,895)	(2,562,093)
State net operating loss carryforwards	755,501	116,511
Gross deferred tax liabilities	(42,757,898)	(34,369,767)
Valuation allowance	(320,047)	(116,511)
Deferred tax liabilities	(43,077,945)	(34,486,278)
Net deferred taxes	$(32,083,946)	$(24,903,974)

FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2006, the Company had deferred tax assets of approximately $756,000 related to state net operating loss carry forwards. The state carry forwards will expire between 2021 and 2026. A valuation allowance has been recorded at December 31, 2006, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain state deferred assets related to net operating loss carry forwards.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense is as follows:

	December 31,
	2006	2005
Tax at U.S. statutory rate	$9,349,277	$8,720,546
State taxes, net of federal benefit	607,903	842,156
Non-deductible meals and entertainment	56,245	48,477
Non-deductible other	9,690	8,633
Foreign tax benefit	(210,685)	—
Other	333,438	(44,386)
Income taxes on continuing operations	10,145,868	9,575,426
Expense (benefit) from discontinued operations	136,741	(335,552)
Total income tax expense	$10,282,609	$9,239,874

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

12.

Stockholders’ Equity

Secondary Offerings

In November 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 11,403,455 shares of common stock held by three of its existing shareholders. No members of management registered shares pursuant to this registration statement. On April 14, 2005, the Company announced a public offering of 4,172,868 shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, the Company incurred all fees and expenses relating to the registration statement which were approximately $155,000 and are recorded as secondary offering costs in the consolidated statements of income for the years ended December 31, 2005 and 2004. Subsequently, on November 13, 2006, the Company announced a public offering of approximately 4,000,000 shares pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, the Company incurred all fees and expenses relating to the registration statement which were approximately $153,000 and are recorded as secondary offering costs in the consolidated statements of income for the year ended December 31, 2006.

Stock Repurchase Programs

On May 10, 2006, the Company’s Board of Directors authorized a new stock repurchase program whereby the Company may purchase up to an additional 1,500,000 of its common shares, subject to the constraints of its current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. This new stock repurchase authorization will commence upon the completion of the previously authorized 1,500,000 share stock repurchase program discussed below.

In November 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1,500,000 of its common shares at an aggregate price not to exceed $25,000,000. Under this program, the shares may be purchased from time to time on the open market. As of December 31, 2006, the Company purchased and retired 1,430,128 shares of its common stock at an average cost of $14.84 per share pursuant to the current authorization. All of the common stock was retired. The cost of such purchases was approximately $21,225,000. The remaining 69,872 shares, under the authorization, may be purchased from time to time on the on the open market. The repurchase program may be discontinued at any time at the discretion of the Company.

Stock Options

On December 16, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and Equity Participation Plan (collectively, the Plans), which was amended and restated on October 25, 2001 and provides for the issuance of incentive stock options (ISOs) and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. Non-qualified stock options may also be issued to consultants. The Plans were approved by the security holders at the Company’s 2002 Annual Meeting of Stockholders. As of December 31, 2006, 682,193 options were available for future issuance. Non-qualified stock options may also be issued to consultants. Under the Plans, the exercise price of options granted is determined by the Compensation Committee of the Company’s Board of Directors. In the case of 10% or more stockholders, the exercise price of the ISOs granted may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. Options granted under the Amended and Restated 1999 Stock Option Plan generally vest ratably over 4 years and options granted under the Amended and Restated 1999 Equity Participation Plan vest 25% on the first anniversary of the date of grant and then vest 12.5% every 6 months thereafter. All options expire on the tenth (or, in the case of a 10% shareholder, the fifth) anniversary of the date of grant. Upon exercise, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding.

On December 30, 2005, the members of the Committee (the Committee) established under the Amended and Restated 1999 Stock Option Plan (Option Plan) approved the acceleration of the vesting of all unvested options to purchase the Company’s common stock held by employees, officers and directors of the Company issued under the Option Plan prior to December 31, 2005. All other terms and conditions applicable to the outstanding stock options remained in effect. A total of 436,368 options, with a weighted average exercise price of $15.25 per share, were accelerated. Of these options, 90% had exercise

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

12.

Stockholders’ Equity (Continued)

prices below market value (“in-the-money options”) as of December 28, 2005. The Committee members approved such acceleration of all unvested stock options pursuant to their authority under the Option Plan, effective December 31, 2005.

The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily upon the issuance of FASB Statement No. 123(R), which required the Company to treat unvested stock options as compensation expense effective January 1, 2006. See Note 2 – Summary of Significant Accounting Policies. The acceleration of the vesting of these options enabled the Company to avoid recognizing the associated stock-based compensation expense in future periods’ consolidated statements of income. The Company estimates the pre-tax charge avoided in future periods by the acceleration of these options to be approximately $2,900,000 (excluding the impact of forfeitures). The impact of this acceleration will be reported by the Company on a pro forma basis in future periods in accordance with FASB Statement No. 123(R). In conjunction with the acceleration, the Company recorded a pre-tax charge of $115,663 in the fourth quarter of 2005 related to the acceleration of in-the-money options the Company estimated would not have otherwise vested. This charge is included in selling, general and administrative expenses on the consolidated statements of income.

The number of options granted during the year ended December 31, 2006, was 27,650 at a weighted average fair value of $9.26. Compensation expense is expected to be recognized over the four year vesting period. Accordingly, the impact of the adoption of FASB Statement No. 123(R), on the consolidated statements of income for the year ended December 31, 2006, was immaterial. FASB Statement No. 123(R) also requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as cash flows from financing activities. Prior to the adoption of FASB Statement No. 123(R), these excess tax benefits were reported as an offset in cash flow from operating activities. During the year ended December 31, 2006, cash retained as a result of tax benefits relating to share-based payments was approximately $411,000 and is included in financing activities on the consolidated statements of cash flows.

Changes under these stock option plans during the year ended December 31, 2006, were as follows:

	December 31, 2006
	Shares	Option Price	Weighted Average Exercise Price
Options outstanding at beginning of year	2,512,266	$7.75-37.13	$14.01
Granted	27,650	$15.58-$19.27	$17.80
Canceled	(17,406)	$7.75-$26.15	$17.10
Exercised	(131,076)	$7.75-$18.47	$ 9.99

Options outstanding at end of year	2,391,434	$7.75-$37.13	$14.25
Options exercisable at end of year	2,368,084	$7.75-$37.13	$14.22

As of December 31, 2006, the Company had outstanding 2,387,155 options that were fully vested or expected to vest at a weighted average exercise price of $14.24, aggregate intrinsic value of approximately $18,511,000, and weighted average contractual life of 4.1 years. As of December 31, 2006, 99.0% of options outstanding, or 2,368,084 options, were fully exercisable at a weighted average exercise price of $14.22, an aggregate intrinsic value of approximately $18,433,000, and a remaining contractual life of 4.1 years.

The following table represents information about stock options granted and exercised in each year. During the years ended December 31, 2006, 2005 and 2004, the Company did not issue any options above or below market price.

	Year Ended December 31,
	2006	2005	2004
Weighted average grant date fair value of options granted during the period	$9.26	$9.06	$10.46
Total intrinsic value of options exercised	$1,436,792	$1,176,671	$2,924,250

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

12.

Stockholders’ Equity (Continued)

The fair value of options granted used to compute pro forma net income disclosures here and within Note 2 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	52.34	57.92	60.00
Risk-free interest rate	4.82%	3.86%	3.49%
Expected life	5 years	6 years	6 years

The Company revised its methodology of estimating the expected life in conjunction with the adoption of FASB Statement No. 123(R) in the first quarter of 2006. The Company has been able to refine its estimate of expected life due to additional Company historical data being available. In prior periods, the Company had estimated expected life based only on the vesting and expiration dates of the options. Effective January 1, 2006, the expected life of the options is based on historical exercise behavior. The Company continues to compute expected volatility using the historical volatility of the market price of the Company’s common stock.

13.

Earnings Per Share

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the 2006, 2005 and 2004 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 347,019, 404,462 and 589,334 during the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, respectively, 660,179, 544,656 and 585,567 incremental shares of common stock were included in diluted weighted average shares outstanding.

14.

Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Pricing for the Company’s services is consistent with its other hospital customers. There are no contractual obligations with these hospitals. Revenue related to these transactions amounted to approximately $4,656,000, $6,895,000 and $8,172,000 in 2006, 2005 and 2004, respectively. Accounts receivable due from these hospitals at December 31, 2006 and 2005 were approximately $464,000 and $842,000, respectively.

15.

Discontinued Operations

The following chart details amounts of revenue and pretax profit or loss reported in discontinued operations for the years ended December 31 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Revenue	$—	$1,532,521	$11,683,690
Pretax gain (loss)	$206,778	$(923,585)	$(257,767)
Gain on sale of JRK and GBC businesses	—	—	3,665,058
Impairment of net assets	—	—	(844,649)
Discontinued operations, pretax	206,778	(923,585)	2,562,642
Tax (expense) benefit on discontinued operations	(136,741)	335,552	429,658
Tax expense on sale of JRK and GBC businesses	—	—	(2,936,225)
	$70,037	$(588,033)	$56,075

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

15.

Discontinued Operations (Continued)

Discontinued operations during the years ended December 31, 2006, 2005 and 2004 include results from operations of the Company’s healthcare consulting business that was previously included in its other human capital management service business segment. On October 4, 2004, the Company sold assets of its JRK and Gill/Balsano consulting practices to Mitretek Systems, Inc. (Mitretek) for $12,250,000 in cash less a working capital payment of $1,616,000, in lieu primarily of accounts receivable retained by the Company. The carrying amount of the net assets sold was approximately $6,962,000 and consisted primarily of goodwill and other intangibles with a carrying amount of approximately $6,755,000 ($6,378,000 - goodwill, net of accumulated amortization and $377,000 – other intangible assets, net of accumulated amortization). In the third quarter of 2004, in accordance with FASB Statement No. 142 the Company performed an interim impairment test on the reporting unit that included the assets that were sold. The Company determined that no impairment existed for that reporting unit based on the results of the test. The Company recognized a pre-tax gain on this transaction of $3,665,058 ($728,833 after taxes) which is included in discontinued operations in the consolidated statement of income for the year ended December 31, 2004. Proceeds from this transaction were used to pay down $10,400,000 of the term loan portion of the Company’s debt. The remaining consulting practice was held for sale until the third quarter of 2005.

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

During the third quarter of 2005, the Company abandoned its efforts to sell the remaining consulting practice and shut down the remaining operations. The Company has continued to account for the consulting practice as discontinued operations within the consolidated financial statements and notes thereto. The Company estimated the remaining costs associated with the shut down of the business and recorded these costs in loss from discontinued operations in the third quarter of 2005. These costs were allocated to the impairment valuation previously recorded in the fourth quarter of 2004. In accordance with FASB Statement No. 144, any adjustments to these estimated amounts were recorded to discontinued operations in subsequent periods. The Company does not expect any further adjustments subsequent to December 31, 2006. Remaining assets and liabilities of this business were not material for separate disclosure and are included in other current assets and other current liabilities in the consolidated balance sheets. The Company does not anticipate any involvement in the shutdown consulting practice going forward and any remaining cash inflows and outflows were substantially resolved in 2006.

16.

Segment Information

The Company has two reportable operating segments: healthcare staffing and other human capital management services. The healthcare staffing operating segment is the Company’s predominant business and includes travel and per diem nurse staffing, travel allied health staffing and clinical research staffing. This segment provides temporary staffing services of healthcare professionals primarily to hospitals, laboratories and pharmaceutical and biotechnology companies. The other human capital management services segment includes the combined results of the Company’s education and training and retained search businesses.

The Company’s management evaluates performance of each segment primarily based on revenues and contribution income (which is defined as earnings before interest, income taxes, depreciation, amortization, legal settlement charge, secondary offering costs and corporate expenses not specifically identified to a reported segment). The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. See Note 3 – Goodwill and Other Identifiable Intangible Assets. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

16.

Segment Information (Continued)

Information on operating segments and a reconciliation of such information to income from continuing operations before income taxes for the periods indicated are as follows:

	Year ended December 31,
	2006	2005 (a) (b)	2004 (a) (b)
Revenue from unaffiliated customers:
Healthcare staffing	$608,247,648	$599,345,902	$612,075,464
Other human capital management services	46,904,283	46,046,684	42,035,412
	$655,151,931	$645,392,586	$654,110,876

Contribution income (c):
Healthcare staffing	$59,877,286	$52,938,655	$61,397,449
Other human capital management services	9,048,367	8,116,062	7,089,343

Unallocated corporate overhead	26,872,922	24,589,050	24,434,787
Depreciation	5,448,441	5,158,513	5,139,984
Amortization	1,570,005	1,423,629	1,579,896
Legal settlement charge	6,704,392	—	—
Secondary offering costs	153,450	150,707	4,258
Interest expense, net	1,464,223	3,457,579	4,789,477
Loss on early extinguishment of debt	—	1,359,394	—
Income from continuing operations before income taxes	$26,712,220	$24,915,845	$32,538,390

———————

(a)

The 2005 segment data has been reclassified to conform to the 2006 presentation. During the year ended December 31, 2006, the Company refined its methodology for allocating certain corporate overhead expenses to its healthcare staffing segment to more accurately reflect this segment’s profitability. Certain selling, general and administrative department expenses were more specifically identified to the healthcare staffing segment. Due to the internal departmental structure in 2004, allocations for 2004 are not practical and are not considered to provide meaningful comparisons. Accordingly, 2004 segment data has not been reclassified for these changes in allocation methodology.

(b)

Certain prior year income statement data has been reclassified to conform to the current year’s presentation.

(c)

The Company defines contribution income as earnings before interest, income taxes, depreciation, amortization, legal settlement charge, secondary offering costs and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure about Segments of an Enterprise and Related Information.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

17.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter(b)
2006
Revenue from services	$159,833,484	$156,697,538	$162,876,214	$175,744,695
Gross profit	$37,388,587	$36,242,053	$37,794,092	$41,259,462
Income from continuing operations	$4,462,678	$4,423,823	$121,073	$7,558,778
Income (loss) from discontinued operations	107,593	8,615	1,623	(47,794)
Net income	$4,570,271	$4,432,438	$122,696	$7,510,984
Net income (loss) per common share – basic:
Income from continuing operations	$0.14	$0.14	$0.00	$0.23
Discontinued operations	0.00	0.00	0.00	(0.00)
Net income	$0.14	$0.14	$0.00	$0.23
Net income (loss) per common share – diluted:
Income from continuing operations	$0.14	$0.14	$0.00	$0.23
Discontinued operations	0.00	0.00	0.00	(0.00)
Net income	$0.14	$0.14	$0.00	$0.23

	First Quarter	Second Quarter(c)	Third Quarter	Fourth Quarter(d)
2005
Revenue from services	$158,804,671	$159,724,641	$163,143,704	$163,719,570
Gross profit	$34,580,023	$31,285,188	$37,909,836	$38,514,561
Income from continuing operations	$3,831,621	$1,326,861	$5,249,405	$4,932,532
Loss from discontinued operations	(195,901)	(77,641)	(267,045)	(47,446)
Net income	$3,635,720	$1,249,220	$4,982,360	$4,885,086
Net income (loss) per common share – basic:
Income from continuing operations	$0.12	$0.04	$0.16	$0.15
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Net income	$0.11	$0.04	$0.15	$0.15
Net income (loss) per common share – diluted:
Income from continuing operations	$0.12	$0.04	$0.16	$0.15
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Net income	$0.11	$0.04	$0.15	$0.15

———————

(a)

During the third quarter of 2006, the Company recorded approximately $8,827,000, pretax, related to an agreement in principle to settle the wage and hour class action lawsuit, Cossack, et. Al. v. Cross Country TravCorps and Cross Country Nurses, Inc. Refer to discussion in Note 9 - Commitments and Contingencies. In addition, in the third quarter of 2006, the Company completed its acquisition of Metropolitan Research. Refer to discussion in Note 4 - Acquisitions.

(b)

In March 2007, prior to issuance of the Company’s financial statements, final approval of the legal settlement (discussed above) was received. The Company’s estimate of the settlement was reduced by approximately $2,122,000, pretax, based on the final participation rate. Accordingly, the Company’s fourth quarter of 2006 reflects a favorable adjustment of this amount to the legal settlement charge. Refer to discussion in Note 9 - Commitments and Contingencies. In addition, in the fourth quarter of 2006 the Company recorded secondary offering costs of approximately $153,000, pretax. Refer to discussion in Note 12 - Stockholders’ Equity.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006

17.

Quarterly Financial Data (Unaudited) (Continued)

(c)

During the second quarter of 2005, the Company increased its reserve for professional liability insurance by $5,283,000, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to certain professional liability cases. Refer to discussion in Note 9 – Commitments and Contingencies.

(d)

During the fourth quarter of 2005, the Company recorded approximately $1,359,000, pretax, of loss on early extinguishment of debt. Refer to discussion in Note 2 – Summary of Significant Accounting Policies.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Write-offs		Recoveries	Other Changes		Balance at End of Period
Year ended December 31, 2006	$4,206,162	$ 459,368	$(519,245)		$137,514	$ 90,000	(b)	$4,373,799
Year ended December 31, 2005	3,741,955	1,504,306	(798,045)	(c)	54,743	(296,797)	(d)	4,206,162
Year ended December 31, 2004	3,613,834	1,060,291	(963,518)		91,348	(60,000)	(d)	3,741,955

———————

(a)

Includes charges relating to the consulting businesses, which are included in discontinued operations on the consolidated statements of income, of $327,466 and $102,991 the years ended December 31, 2005 and 2004, respectively.

(b)

Allowance for doubtful accounts on receivables acquired in Metropolitan Research acquisition.

(c)

Includes write-offs of approximately $31,000 relating to the consulting businesses.

(d)

Change in the allowance for doubtful accounts on receivables included in discontinued operations.

II-1