Form 10-Q
period 2007-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2007-05-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

The registrant had outstanding 32,063,991 shares of Common Stock, par value $0.0001 per share, as of April 30, 2007.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

March 31, 2007

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	116,287	114,735
Deferred tax assets	8,790	10,994
Income taxes receivable	5,146	1,602
Other current assets	18,904	18,894
Total current assets	149,127	146,225
Property and equipment, net	20,908	20,562
Trademarks, net	17,199	17,199
Goodwill, net	310,688	310,173
Other identifiable intangible assets, net	8,941	9,310
Debt issuance costs, net	526	563
Total assets	$507,389	$504,032

Current liabilities:
Accounts payable and accrued expenses	$11,278	$13,744
Accrued employee compensation and benefits	37,218	38,190
Current portion of long-term debt	1,966	1,550
Accrued legal settlement charge	—	6,704
Other current liabilities	6,613	5,931
Total current liabilities	57,075	66,119

Non-current deferred tax liabilities	47,904	43,078
Long-term debt	24,393	19,979
Total liabilities	129,372	129,176

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	253,364	254,273
Retained earnings	124,650	120,580
Total stockholders' equity	378,017	374,856
Total liabilities and stockholders' equity	$507,389	$504,032

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,

	2007	2006

Revenue from services	$176,093	$159,834
Operating expenses:
Direct operating expenses	135,604	122,445
Selling, general and administrative expenses	29,518	28,173
Bad debt expense	785	(128)
Depreciation	1,484	1,322
Amortization	369	356
Legal settlement charge	13	—
Total operating expenses	167,773	152,168
Income from operations	8,320	7,666
Other expenses:
Interest expense, net	486	386
Income from continuing operations before income taxes	7,834	7,280
Income tax expense	3,032	2,817
Income from continuing operations	4,802	4,463
Discontinued operations, net of income taxes	—	107
Net income	$4,802	$4,570

Net income per common share - basic:
Income from continuing operations	$0.15	$0.14
Discontinued operations, net of income taxes	—	0.00
Net income	$0.15	$0.14

Net income per common share - diluted:
Income from continuing operations	$0.15	$0.14
Discontinued operations, net of income taxes	—	0.00
Net income	$0.15	$0.14

Weighted average common shares outstanding-basic	32,134	32,127
Weighted average common shares outstanding-diluted	32,848	32,821

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2007	2006

Operating activities
Net income	$4,802	$4,570
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,484	1,322
Amortization	369	356
Bad debt expense	785	(128)
Deferred income tax expense	5,691	2,423
Other noncash charges	57	265
Income from discontinued operations	—	(107)
Changes in operating assets and liabilities:
Accounts receivable	(2,337)	4,843
Income taxes receivable and other current assets	(2,947)	609
Accounts payable and accrued expenses	(3,438)	(4,664)
Accrued legal settlement charge	(6,704)	—
Other current liabilities	681	609
Net cash (used in) provided by continuing operations	(1,557)	10,098

Income from discontinued operations, net	—	107
Other noncash items	—	(174)
Change in net assets from discontinued operations	—	199
Net cash provided by discontinued operations	—	132
Net cash (used in) provided by operating activities	(1,557)	10,230

Investing activities
Acquisitions	(515)	—
Purchases of property and equipment	(1,830)	(1,550)
Net cash used in investing activities	(2,345)	(1,550)

Financing activities
Repayment of debt	(44,045)	(8,862)
Proceeds from issuance of debt	48,876	2,175
Exercise of stock options	1,146	221
Stock repurchase and retirement	(2,325)	(666)
Tax benefit of stock option exercises	250	7
Net cash provided by (used in) financing activities	3,902	(7,125)

Change in cash and cash equivalents	—	1,555
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$1,555

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2006, unaudited condensed consolidated balance sheet included herein was derived from the December 31, 2006, audited consolidated balance sheet included in the Company’s Form 10-K.

There were no other components of other comprehensive income other than the Company’s consolidated net income during the three month periods ended March 31, 2007 and 2006.

2.

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

3.

ACQUISITIONS

On August 31, 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for a purchase price of approximately $18.6 million. The consideration for this acquisition was approximately $16.1 million in cash paid at closing, of which $1.0 million is being held in escrow to cover any post-closing liabilities. The remaining approximate $2.5 million of the purchase price was paid during the fourth quarter of 2006 as the associated milestones defined by the asset purchase agreement were reached. These payments were allocated to goodwill as additional purchase price. The Company financed this transaction using its revolving credit facility. During the three months ended March 31, 2007, a post-closing adjustment of approximately $0.5 million, which included a net working capital adjustment, was paid and allocated to goodwill.

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

Metropolitan Research is headquartered in New York City and provides clinical trials staffing, drug safety monitoring and contract research services to the pharmaceutical, biotech and medical device industries while providing its healthcare professional candidates with temporary or permanent clinical staffing career opportunities. The Company believes that the addition of Metropolitan Research will enhance the breadth of the service offerings in its clinical research staffing business.

The acquisition has been accounted for using the purchase method and is included in the healthcare staffing segment. The results of Metropolitan Research’s operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

The purchase price was originally allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing a preliminary draft of Metropolitan Research’s audited financial statements and an independent third-party appraisal. These estimates were revised subsequent to the date of acquisition based on the final audited financial statements and the final independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in thousands)
Current assets:
Accounts receivable, net	$3,730
Other current assets	200
Total current assets	3,930
Property and equipment	350
Trademarks	1,700
Goodwill	4,890
Other identifiable intangible assets	5,490
Total assets acquired	16,360
Current liabilities:
Accounts payable and accrued expenses	260
Total liabilities assumed	260
Net assets acquired	$16,100

Based on the final independent third-party appraisal, total other identifiable intangible assets were $5.5 million, of which $4.1 million was assigned to customer relations and assigned a weighted-average useful life of 23 years, $1.0 million to database with a useful life of 4.5 years and $0.4 million to non-compete agreements with a useful life of 5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

4.

DISCONTINUED OPERATIONS

There was no revenue from discontinued operations in the three months ended March 31, 2007 or 2006. In the three months ended March 31, 2006, income from discontinued operations before income taxes was $0.2 million and $0.1 million after taxes. Discontinued operations for the three month period ended March 31, 2006, include the Company’s healthcare consulting business that was previously classified in its other human capital management service business segment. On October 4, 2004, the Company sold assets of its Gill/Balsano Consulting, LLC and Jennings Ryan & Kolb consulting practices to Mitretek Systems, Inc. The remaining consulting practice was held for sale until the third quarter of 2005, at which time the Company abandoned its efforts to sell and shut down the remaining operations. The Company has continued to account for final adjustments related to the shutdown as discontinued operations within the condensed consolidated statements of income and cash flows and notes to the condensed consolidated financial statements included in this Form 10-Q.

5.

DEBT

The Company’s senior secured revolving credit facility entered into on November 10, 2005 (the 2005 Credit Agreement), consists of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities. The credit facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of March 31, 2007, the Company had $25.2 million of borrowings and $6.1 million of standby letters of credit outstanding under this facility, leaving $43.7 million available for borrowings under the current facility.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of March 31, 2007, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $23.5 million of borrowings under this facility is classified as long-term as of March 31, 2007. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. At March 31, 2007 and December 31, 2006, the Company had $1.2 million and $1.3 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

6.

STOCKHOLDERS’ EQUITY

The number of stock options granted and vested during the three months ended March 31, 2007 and 2006 were not material.

On May 10, 2006, the Company’s Board of Directors authorized a new stock repurchase program whereby the Company may purchase up to an additional 1.5 million of its common shares, subject to the constraints of the Company's current credit agreement. In the three months ended March 31, 2007, the previously authorized 1.5 million share stock repurchase program, which was authorized on November 4, 2002, was depleted and, accordingly, the Company commenced purchases under the new authorization.

During the three months ended March 31, 2007, the Company repurchased, under both programs, a total of 125,246 shares at an average price of $18.56. The cost of such purchases was approximately $2.3 million. During the three months ended March 31, 2006, the Company purchased, under the November 2002 program, 38,500 shares of common stock at an average cost of $17.31 per share, for a total cost of $0.7 million. All of the common stock was retired. Under the remainder of the new authorization, the Company may purchase up to an additional 1,444,626 shares, subject to the constraints of the Company’s current credit agreement. The shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At March 31, 2007, the Company had approximately 32.1 million shares outstanding.

7.

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

	Three Months Ended March 31,
	2007	2006
(Amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$164,233	$147,600
Other human capital management services	11,860	12,234
	$176,093	$159,834
Contribution income (a):
Healthcare staffing	$14,755	$13,874
Other human capital management services	2,099	2,589
	16,854	16,463
Unallocated corporate overhead	6,668	7,119
Depreciation	1,484	1,322
Amortization	369	356
Legal settlement charge	13	—
Interest expense, net	486	386
Income from continuing operations before income taxes	$7,834	$7,280

———————

(a)

The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization, legal settlement charge and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

8.

CONTINGENCIES

Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.

The Company paid $6.7 million in the three months ended March 31, 2007 to settle this case as disclosed in its Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. This settlement was included as accrued legal settlement charge on the condensed consolidated balance sheet as of December 31, 2006.

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

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nationwide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and caused employees to work in excess of 16 hours per day. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs.

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

The opt-in period has ended for all putative members of the collective action group. A total of only fifteen (15) individuals (including Plaintiff) have opted-into the conditionally certified collective action and have timely filed consent to join forms. On or about March 26, 2007, MedStaff filed a Motion for Summary Judgment. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

9.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, the adoption of FASB Statement No. 157 will have on its consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its assessment of the impact, if any, FASB Statement No. 159 will have on its consolidated financial condition, results of operations or cash flows.

10.

INCOME TAXES

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.

As a result of the implementation of FIN 48, the Company recognized a $1.7 million increase in the liability for unrecognized tax benefits of which, $0.7 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Unrecognized tax benefits were approximately $2.7 million as of January 1, 2007 and approximately $2.8 million as of March 31, 2007. If these unrecognized tax benefits were recognized, approximately $1.3 million and $1.4 million, respectively, would impact the effective tax rate. The Company expects its unrecognized tax benefits to decrease $0.2 million to $0.3 million over the next twelve months for state tax positions related to prior years.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $0.2 million as of January 1, 2007 and approximately $0.3 million as of March 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and many state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. Federal or State and Local income tax examination for the years prior to 2002.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K, filed for the year ended December 31, 2006, and is intended to assist the reader in understanding the financial results and condition of the Company.

Overview

During the three months ended March 31, 2007, our healthcare staffing business segment represented approximately 93% of our revenue and was comprised of travel and per diem nurse staffing, travel allied health staffing as well as clinical research staffing. Travel nurse staffing represented approximately 74% of this business segment’s revenue and approximately 69% of the Company’s total revenue. Our other human capital management services business segment represented approximately 7% of the remaining total Company revenue and consisted of education and training, and retained search businesses.

During the three months ended March 31, 2007, our revenue was $176.1 million, and net income was $4.8 million, or $0.15 per diluted share. During the three months ended March 31, 2007, we used a net of $1.6 million of cash flow for operating activities, which included a payment of $6.7 million related to the settlement of a wage and hour class action lawsuit (Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.). We ended the quarter with total debt of $26.4 million, resulting in a debt to total capitalization ratio of 6.5%.

Currently, the market for our healthcare staffing services reflects relatively strong demand, as measured by the average monthly number of open orders from our hospital clients. Demand is substantially higher than the low-point of the most recent industry down-turn in 2003, but is well below the prior industry peak in 2001. We believe this is due to improved labor dynamics that have created increased nurse turnover at hospitals recently, which in turn has contributed to price increases for our nurse staffing services and an improvement in the supply of RNs seeking travel assignments with us. Despite this more favorable environment for our core nurse staffing business, hospital in-patient admissions trends remained soft in the first quarter of 2007 with low near-term expectations for growth. Typically, as admissions increase, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. We believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment were present during 2006 and into the first quarter of 2007, particularly the improvement in pricing. In addition to continued strength in pricing, our staffing volume for the first quarter of 2007 improved both on a year over year and sequential basis.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2007	2006

Revenue from services	100.0%	100.0%
Direct operating expenses	77.0	76.6
Selling, general and administrative expenses	16.8	17.6
Bad debt expense	0.4	(0.1)
Depreciation and amortization	1.1	1.1
Legal settlement charge	0.0	—
Income from operations	4.7	4.8
Interest expense, net	0.3	0.2
Income from continuing operations before income taxes	4.4	4.6
Income tax expense	1.7	1.8
Income from continuing operations	2.7	2.8
Discontinued operations, net of income taxes	—	0.1
Net income	2.7%	2.9%

Segment Information

The following table presents, for the periods indicated, selected consolidated statements of income data by segment:

	Three Months Ended March 31,
	2007	2006
(Amounts in thousands)
Revenue from unaffiliated customers:
Healthcare staffing	$164,233	$147,600
Other human capital management services	11,860	12,234
	$176,093	$159,834
Contribution income (a):
Healthcare staffing	$14,755	$13,874
Other human capital management services	2,099	2,589
	16,854	16,463
Unallocated corporate overhead	6,668	7,119
Depreciation	1,484	1,322
Amortization	369	356
Legal settlement charge	13	—
Interest expense, net	486	386
Income from continuing operations before income taxes	$7,834	$7,280

———————

(a)

We define contribution income as earnings before interest, income taxes, depreciation, amortization, legal settlement charge, secondary offering costs and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Revenue from services increased $16.3 million, or 10.2%, to $176.1 million for the three months ended March 31, 2007 as compared to $159.8 million for the three months ended March 31, 2006. The increase in revenue is primarily due to an increase in revenue from our healthcare staffing businesses partially offset by a decrease in revenue from our other human capital management services businesses. An increase in revenue from our travel nurse and clinical staffing operations were partially offset by a decrease in revenue from our per diem staffing and retained search operations. The increase in revenue from our clinical staffing operations was partly due to the acquisition of Metropolitan Research in the third quarter of 2006.

Revenue from our healthcare staffing business segment increased $16.6 million, or 11.3%, to $164.2 million in the three months ended March 31, 2007, from $147.6 million in the three months ended March 31, 2006. Excluding Metropolitan Research, healthcare staffing revenue increased $10.0 million, or 6.8% due to improvements in pricing and volume in our organic nursing and allied travel and clinical research staffing operations.

The average number of full-time equivalents (FTEs) on contract in the three months ended March 31, 2007, increased 5.6% from the three months ended March 31, 2006. Excluding Metropolitan Research, the increase in FTEs on contract was 2.8%.

Average healthcare staffing revenue per FTE and average bill rates both increased approximately 5.4% during the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our staffing volume in the three months ended March 31, 2007 and 2006.

In the three months ended March 31, 2007, nurse staffing operations generated 81.1% of healthcare staffing revenue and 18.9% was generated by other operations. For the three months ended March 31, 2006, 85.1% of healthcare staffing revenue was generated from nursing operations and 14.9% was generated by other operations. This change in mix is primarily due to the acquisition of Metropolitan Research in August 2006 discussed above.

Revenue from other human capital management services for the three months ended March 31, 2007, decreased 3.1% to $11.9 million from $12.2 million in the three months ended March 31, 2006. A decrease in revenue from our retained search business more than offset higher revenue from our education and training business.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses totaled $135.6 million for the three months ended March 31, 2007, as compared to $122.4 million for three months ended March 31, 2006. As a percentage of revenue, direct operating expenses represented 77.0% of revenue for the three months ended March 31, 2007 and 76.6% for the three months ended March 31, 2006. This increase is primarily due a lower mix of other human capital management service businesses (which have lower direct operating expenses) and higher housing and professional liability insurance expenses in our healthcare staffing business segment; partially offset by a widening of our bill-pay spread in our healthcare staffing businesses.

Selling, general and administrative expenses totaled $29.5 million for the three months ended March 31, 2007, as compared to $28.2 million for the three months ended March 31, 2006. The increase in selling, general and administrative expenses was primarily due to additional expenses from Metropolitan Research. Unallocated corporate overhead was $6.7 million in the three months ended March 31, 2007, compared to $7.1 million in the three months ended March 31, 2006. As a percentage of consolidated revenue, unallocated corporate overhead was 3.8% during the three month period ended March 31, 2007, and 4.5% in the three month period ended March 31, 2006. This decrease is primarily due to lower expenses related to our compliance with the Sarbanes-Oxley Act of 2002, lower legal fees and lower corporate compensation; partially offset by an increase in consulting fees.

As a percentage of revenue, selling, general and administrative expenses were 16.8% and 17.6% for the three months ended March 31, 2007 and 2006, primarily due to improved operating leverage in our healthcare staffing businesses and a lower mix of other human capital management service businesses (which have a higher selling, general and administrative burden than our healthcare staffing businesses).

Bad debt expense totaled $0.8 million in the three months ended March 31, 2007 compared to $(0.1) million in the three months ended March 31, 2006. During the three month period ended March 31, 2007, we increased our reserves, based on the aging of receivables for a few slow-paying customers, primarily two hospital customers located in the Caribbean. During the three month period ended March 31, 2006, we reversed reserves for bad debt due to recoveries and improved collections.

Contribution income from our healthcare staffing segment for the three months ended March 31, 2007, increased 6.3%, or $0.9 million, to $14.8 million from $13.9 million in the three month period ended March 31, 2006. As a percentage of healthcare staffing revenue, contribution income was 9.0% for the three months ended March 31, 2007, compared to 9.4% for the three months ended March 31, 2006. This decline is primarily due to higher housing, professional liability, and bad debt expenses; partially offset by a widening in our bill-pay spread.

Contribution income from other human capital management services for the three months ended March 31, 2007, decreased to $2.1 million, or 18.9%, from $2.6 million in the three months ended March 31, 2006. This decrease was primarily due to a lower contribution from both our retained search business. Contribution income as a percentage of other human capital management services revenue for three months ended March 31, 2007, was 17.7% compared to 21.2% for the three months ended March 31, 2006 primarily due to higher selling expenses in our education and training business and higher legal and administrative expenses in our retained search business.

Depreciation and amortization expense in the three months ended March 31, 2007, totaled $1.9 million as compared to $1.7 million for the three months ended March 31, 2006. As a percentage of revenue, depreciation and amortization expense were 1.1% for both the three month periods ended March 31, 2007 and 2006.

Interest expense, net totaled $0.5 million for the three months ended March 31, 2007, as compared to $0.4 million for the three months ended March 31, 2006. This increase was primarily due to higher average borrowings outstanding in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, and a higher effective borrowing cost in the three months ended March 31, 2007. The effective interest rate on our borrowings for the three months ended March 31, 2007, was 6.9% compared to a rate of 6.0% for the three months ended March 31, 2006.

Income taxes totaled $3.0 million for the three months ended March 31, 2007, as compared to $2.8 million for the three months ended March 31, 2006. The effective tax rate on continuing operations was 38.7% for both the three month periods ended March 31, 2007 and 2006.

As of January 1, 2007, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, The impact upon adoption was to decrease retained earnings by approximately $0.7 million.  There was no material impact on our condensed consolidated statements of income in the three months ended March 31, 2007.  See Note 10 – Income Taxes.

Liquidity and Capital Resources

As of March 31, 2007, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.6 to 1.0. Working capital increased by $11.9 million to $92.1 million as of March 31, 2007, compared to $80.1 million as of December 31, 2006. The increase in working capital is primarily due to the payout of a specific legal settlement in the first quarter of 2007 that was accrued for and included in accrued legal settlement charge as of December 31, 2006.

Net cash used in operating activities during the three months ended March 31, 2007, was $1.6 million, compared to net cash provided by operating activities of $10.2 million in the three months ended March 31, 2006. During the three months ended March 31, 2007, we paid $6.7 million to settle the class-action lawsuit referred to above. Excluding the settlement payment, net cash provided by operations in the three months ended March 31, 2007 would have decreased by $5.1 million, compared to cash provided by operating activities in the three months ended March 31, 2006. This remaining decrease is primarily due to an increase in accounts receivable in the three months ended March 31, 2007, compared to a decrease in the three months ended March 31, 2006, due to higher revenue in the third quarter of 2007, and timing of payments to our vendors. Days’ sales outstanding improved by 1 day to 59 days at March 31, 2007, compared to 60 days at December 31, 2006.

Investing activities used $2.3 million during the three months ended March 31, 2007, for capital expenditures and additional payments related to the Metropolitan Research acquisition. During the three months ended March 31, 2006, investing activities used $1.6 million for capital expenditures.

Net cash provided by financing activities during the three months ended March 31, 2007, was $3.9 million compared to a net cash of $7.1 million used during the three months ended March 31, 2006. During the three months ended March 31, 2007, we borrowed a net of $4.9 million on our revolving credit facility as compared to net repayments of $6.6 million in the three months ended March 31, 2006. During the three months ended March 31, 2007, our borrowing was primarily a result of the need to fund the settlement payment referenced above. Other cash was used to repurchase our common stock and was partially offset by proceeds and tax benefits from stock option exercises.

Stockholders’ Equity

On May 10, 2006, our Board of Directors authorized a new stock repurchase program whereby we may purchase up to an additional 1.5 million of our common shares, subject to the constraints of our current credit agreement. During the three months ended March 31, 2007, the previously authorized 1.5 million stock repurchase program, which was authorized on November 4, 2002, was depleted, and, accordingly, we commenced repurchases under this new authorization.

During the three months ended March 31, 2007, we repurchased, under both programs, a total of 125,246 shares at an average price of $18.56. The cost of such purchases was approximately $2.3 million. During the three months ended March 31, 2006, we purchased, under the November 2002 program, 38,500 shares of common stock at an average cost of $17.31 per share, for a total cost of $0.7 million. All of the common stock was retired. Under the remainder of the new authorization, we can purchase up to an additional 1,444,626 shares. The shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at our discretion. At March 31, 2007, we had approximately 32.1 million shares outstanding.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During the first quarter of 2007:

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

Critical Accounting Principles and Estimates

Our critical accounting principles remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. However, we have updated the specific details within the critical accounting policy related to legal matters as stated below:

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

The opt-in period has ended for all putative members of the collective action group. A total of only fifteen (15) individuals (including Plaintiff) have opted-into the conditionally certified collective action and have timely filed consent to join forms. On or about March 26, 2007, MedStaff filed a Motion for Summary Judgment. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter. Refer to discussion in Legal Proceedings.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, the adoption of FASB Statement No. 157 will have on our consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of the impact, if any, FASB Statement No. 159 will have on our consolidated financial condition, results of operations or cash flows.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including from time to time entering into Letters of Intent which may or may not result in the completion of an acquisition, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

On June 21, 2005, the Company, its MedStaff subsidiary, and a number of its individual officers and managers became the subject of a purported class action lawsuit (Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick) in the United States District Court for the Central District of California in Orange County. The lawsuit relates only to corporate employees employed by the Company and/or MedStaff, but based on its allegations appears to be limited to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the federal Fair Labor Standards Act, the California Labor Code, the California Business and Professions Code, as well as claims for unjust enrichment and the recovery of unpaid wages and penalties. Plaintiff, Darrelyn Renee Henry, who purports to sue on behalf of herself and all other similarly situated employees, makes allegations similar to those made by Plaintiffs Maureen Petray and Carina Higereda in their action in the California Superior Court, but Henry’s claims purport to encompass a nationwide (rather than California only) putative class of employees. Henry alleges that the Company and/or MedStaff failed, under both federal and California law, to timely and properly compensate employees for all hours worked (including overtime) and to provide at least the minimum amount of compensation required for those hours. Henry also alleges that the Company and/or MedStaff failed, under California law only, to provide meal periods and to pay for those missed meal periods and caused employees to work in excess of 16 hours per day. Plaintiffs seek, among other things, an order enjoining the Company and MedStaff from engaging in the practices challenged in the complaint, an order for full restitution of all monies the Company and/or MedStaff allegedly failed to pay Plaintiffs and their purported class, interest, liquidated damages as provided for by the Fair Labor Standards Act, penalties as provided for by the California Labor Code, an equitable accounting and attorneys’ fees and costs.

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

The opt-in period has ended for all putative members of the collective action group. A total of only fifteen (15) individuals (including Plaintiff) have opted-into the conditionally certified collective action and have timely filed consent to join forms. On or about March 26, 2007, MedStaff filed a Motion for Summary Judgment. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

ITEM 1A.

RISK FACTORS

The following updated Risk Factor should be carefully considered along with those Risk Factors, as previously disclosed in our Form 10-K for the year ended December 31, 2006.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry and other human capital management services through strategic acquisitions of companies that complement or enhance our business. From time to time, we may enter into Letters of Intent to acquire assets or the stock of our acquisition targets, however, there can be no assurance that any of the Letters of Intent that we may enter into will result in the consummation of any such acquisition. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisition or could raise the prices of acquisitions and make them less accretive to our earnings. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain lender’s approval for any acquisition over $25.0 million, or any acquisition that would put us over $75.0 million in aggregate payments during the term of the agreement, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

On May 10, 2006, our Board of Directors authorized a new stock repurchase program whereby we may purchase up to an additional 1.5 million of our common shares, subject to the constraints of our current credit agreement. The shares may be repurchased from time-to-time in the open market and may be discontinued at any time at our discretion. During the three months ended March 31, 2007, the Company commenced purchases under this authorization as the previously authorized stock repurchase program was completed.

On November 4, 2002, we announced that our Board of Directors authorized a stock repurchase program, whereby we may purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. The Board of Directors did not specify an expiration date. During the three month period ended March 31, 2007, we purchased 69,872 shares under this authorization, which represented the remaining shares in this program.

During the three months ended March 31, 2007, we purchased, under both programs, a total of 125,246 shares at an average price of $18.56. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2007	—	—	—	1,569,872
February 1 – February 28, 2007	17,500	$20.08	17,500	1,552,372
March 1 – March 31, 2007	107,746	18.31	107,746	1,444,626
Total January 1 – March 31, 2007	125,246	$18.56	125,246	1,444,626

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: May 7, 2007	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: May 7, 2007	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer