Form 10-Q
period 2007-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2007-08-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

The registrant had outstanding 31,993,995 shares of Common Stock, par value $0.0001 per share, as of July 31, 2007.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

June 30, 2007

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, Amounts In Thousands)

	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	114,886	114,735
Deferred tax assets	6,708	7,888
Income taxes receivable	2,747	1,602
Other current assets	17,615	18,126
Total current assets	141,956	142,351
Property and equipment, net	21,807	20,562
Trademarks, net	18,922	17,199
Goodwill, net	313,798	310,173
Other identifiable intangible assets, net	10,806	9,310
Other assets	1,266	1,331
Total assets	$508,555	$500,926

Current liabilities:
Accounts payable and accrued expenses	$10,042	$13,744
Accrued employee compensation and benefits	26,319	29,213
Current portion of long-term debt	1,500	1,550
Accrued legal settlement charge	—	6,704
Other current liabilities	7,871	5,931
Total current liabilities	45,732	57,142

Non-current deferred tax liabilities	43,302	39,972
Long-term debt	27,506	19,979
Other long-term liabilities	9,997	8,977
Total liabilities	126,537	126,070
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	251,781	254,273
Other stockholders' equity	130,234	120,580
Total stockholders' equity	382,018	374,856
Total liabilities and stockholders' equity	$508,555	$500,926

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue from services	$175,339	$156,697	$351,432	$316,531
Operating expenses:
Direct operating expenses	133,736	120,455	269,340	242,900
Selling, general and administrative expenses	29,923	26,816	59,441	54,989
Bad debt expense	480	150	1,265	22
Depreciation	1,505	1,383	2,989	2,705
Amortization	370	356	739	712
Legal settlement charge	21	—	34	—
Total operating expenses	166,035	149,160	333,808	301,328
Income from operations	9,304	7,537	17,624	15,203
Other expenses:
Interest expense, net	529	320	1,015	706
Income from continuing operations before income taxes	8,775	7,217	16,609	14,497
Income tax expense	3,314	2,793	6,346	5,610
Income from continuing operations	5,461	4,424	10,263	8,887
Discontinued operations, net of income taxes	—	9	—	116
Net income	$5,461	$4,433	$10,263	$9,003

Net income per common share - basic:
Income from continuing operations	$0.17	$0.14	$0.32	$0.28
Discontinued operations, net of income taxes	—	0.00	—	0.00
Net income	$0.17	$0.14	$0.32	$0.28

Net income per common share - diluted:
Income from continuing operations	$0.17	$0.14	$0.31	$0.27
Discontinued operations, net of income taxes	—	0.00	—	0.00
Net income	$0.17	$0.14	$0.31	$0.27

Weighted average common shares outstanding-basic	32,038	32,092	32,086	32,109
Weighted average common shares outstanding-diluted	32,613	32,726	32,730	32,773

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net income	$10,263	$9,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,989	2,705
Amortization	739	712
Bad debt expense	1,265	22
Deferred income tax expense	4,531	5,426
Other noncash charges	122	308
Income from discontinued operations	—	(116)
Changes in operating assets and liabilities:
Accounts receivable	(212)	10,621
Income taxes and other assets	374	6,466
Accounts payable and accrued expenses	(6,266)	(15,613)
Accrued legal settlement charge	(6,704)	—
Other liabilities	1,529	413
Net cash provided by continuing operations	8,630	19,947

Income from discontinued operations, net	—	116
Other noncash items	—	(195)
Change in net assets from discontinued operations	—	233
Net cash provided by discontinued operations	—	154
Net cash provided by operating activities	8,630	20,101

Investing activities
Acquisitions	(9,460)	—
Purchases of property and equipment	(3,528)	(3,845)
Other investing activities	—	(2)
Net cash used in investing activities	(12,988)	(3,847)

Financing activities
Repayment of debt	(79,389)	(17,260)
Proceeds from issuance of debt	86,265	2,175
Exercise of stock options	1,389	326
Stock repurchase and retirement	(4,172)	(1,464)
Tax benefit of stock option exercises	265	27
Net cash provided by (used in) financing activities	4,358	(16,196)

Change in cash and cash equivalents	—	58
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$58

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2006, unaudited condensed consolidated balance sheet included herein was derived from the December 31, 2006, audited consolidated balance sheet included in the Company’s Form 10-K.

There were no material components of other comprehensive income other than the Company’s consolidated net income during the three and six month periods ended June 30, 2007 and 2006.

Certain prior year amounts have been reclassified to conform to the current period presentation.

The Company’s foreign operations use their respective local currency as their functional currency. In accordance with Financial Accounting Standard Board (FASB) Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The impact of currency fluctuation is included in other stockholders’ equity on the condensed consolidated balance sheet and was not material.

2.

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

3.

ACQUISITIONS

AKOS Limited

On June 6, 2007, the Company acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7.2 million, consisting of an up-front payment of £4.0 million and potential earnout payments up to a maximum of £3.2 million in 2007 and 2008. The share purchase agreement also specified an additional payment of £0.5 million, paid at closing, consisting of cash purchased, along with a post-closing net working capital adjustment. This additional payment was adjusted by an additional £0.2 million subsequent to June 30, 2007, based on changes in net working capital, as defined by the share purchase agreement. This will be recorded in U.S. dollars at the exchange rate when the payment is made and allocated to goodwill as additional purchase price.

The consideration for this acquisition equated to $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which was held in escrow to cover any post-closing liabilities. The Company financed this transaction using its revolving credit facility.

The potential earnout payments are based on 2007 and 2008 performance, as defined by the share purchase agreement and would be recorded in U.S. dollars using the exchange rate at the time of payment. This contingent consideration is not related to the sellers’ employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations.

AKOS, conducting business since 1986, is a provider of drug safety/pharmacovigilance, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. AKOS is based approximately 30 miles north of London, England, and strategically located inside what is considered to be the United Kingdom’s research triangle that extends outward from London to Cambridge and Oxford Universities. The Company believes, with the addition of AKOS, it will provide a more global and comprehensive range of contract staffing and outsourcing services to pharmaceutical and biotech customers.

The acquisition has been accounted for using the purchase method and is included in the clinical trials services segment. The results of AKOS’ operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing a preliminary draft of AKOS’ financial statements and a preliminary independent third-party appraisal. These estimates may be revised subsequent to the date of acquisition based on the final independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in thousands)
Current assets:
Cash	$1,257
Accounts receivable, net	1,078
Other current assets	106
Total current assets	2,441
Property and equipment, net	165
Trademarks, net	1,707
Goodwill, net	2,997
Other identifiable intangible assets, net	2,213
Total assets acquired	9,523
Current liabilities:
Accounts payable and accrued expenses	175
Income taxes payable	51
Other current liabilities	405
Deferred taxes	25
Total liabilities assumed	656
Net assets acquired	$8,867

Based on the preliminary independent third-party appraisal, total other identifiable intangible assets were $2.2 million, which was assigned to customer relations with a useful life of 8.6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

Metropolitan Research

On August 31, 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for a purchase price of approximately $18.6 million. The consideration for this acquisition was approximately $16.1 million in cash paid at closing, of which $1.0 million is being held in escrow to cover any post-closing liabilities. The remaining approximate $2.5 million of the purchase price was paid during the fourth quarter of 2006 as the associated milestones defined by the asset purchase agreement were reached. These payments were allocated to goodwill as additional purchase price. The Company financed this transaction using its revolving credit facility. During the six months ended June 30, 2007, a post-closing adjustment of approximately $0.5 million, which included a net working capital adjustment, was paid and allocated to goodwill.

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

Metropolitan Research is headquartered in New York City and provides drug safety monitoring, contract research, and clinical trials staffing and services to the pharmaceutical, biotech and medical device industries. The Company believes that the addition of Metropolitan Research enhances the breadth of the service offerings in its clinical trials services business.

The acquisition has been accounted for using the purchase method and is included in the clinical trials services business segment. The results of Metropolitan Research’s operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

The purchase price was originally allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing Metropolitan Research’s audited financial statements and an independent third-party appraisal. These estimates were revised subsequent to the date of acquisition based on the final audited financial statements and the final independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in thousands)
Current assets:
Accounts receivable, net	$3,730
Other current assets	200
Total current assets	3,930
Property and equipment	350
Trademarks	1,700
Goodwill	4,890
Other identifiable intangible assets	5,490
Total assets acquired	16,360
Current liabilities:
Accounts payable and accrued expenses	260
Total liabilities assumed	260
Net assets acquired	$16,100

Based on the final independent third-party appraisal, total other identifiable intangible assets were $5.5 million, of which $4.1 million was assigned to customer relations with a weighted-average useful life of 23 years, $1.0 million to database with a useful life of 4.5 years and $0.4 million to non-compete agreements with a useful life of 5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

Subsequent Event

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting for $19.6 million in cash. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. The Company financed this acquisition using its revolving credit facility.

Headquartered in Cupertino, California, Assent Consulting provides staffing services primarily consisting of highly qualified clinical research, biostatistics and drug safety professionals to companies in the pharmaceutical and biotechnology industries. This acquisition provides a greater geographical presence on the West Coast of the U.S. and broadens the Company’s client base for its clinical trials services business.

5.

DEBT

The Company’s senior secured revolving credit facility entered into on November 10, 2005 (the 2005 Credit Agreement), consists of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The credit facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of June 30, 2007, the Company had $27.5 million of borrowings and $6.1 million of standby letters of credit outstanding under this facility, leaving $41.4 million available for borrowings under the current facility. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of June 30, 2007, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $26.5 million of borrowings under this facility is classified as long-term as of June 30, 2007. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

The revolving credit agreement was amended in conjunction with the Company’s acquisition of AKOS to increase the aggregate amount of Permitted Acquisitions, as defined by the 2005 Credit Agreement, during the term of the agreement from $75.0 million to $125.0 million.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. At June 30, 2007 and December 31, 2006, the Company had $1.5 million and $1.3 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

6.

STOCKHOLDERS’ EQUITY

The number of stock options granted and vested during the three and six months ended June 30, 2007 and 2006 were immaterial.

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

During the six months ended June 30, 2007, the Company repurchased, under both programs, a total of 230,658 shares at an average price of $18.09. The cost of such purchases was approximately $4.2 million. During the six months ended June 30, 2006, the Company purchased, under the November 2002 program, 84,500 shares of common stock at an average cost of $17.33 per share, for a total cost of $1.5 million. All of the common stock was retired. Under the remainder of the new authorization, the Company may purchase up to an additional 1,339,214 shares, subject to the constraints of the Company’s current credit agreement. The shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At June 30, 2007, the Company had approximately 32.0 million shares outstanding.

7.

SEGMENT DATA

During the three months ended June 30, 2007, the Company reevaluated its reporting segments in conjunction with its recent acquisitions of clinical trials services businesses (See Note 3 – Acquisitions). As a result, the Company disaggregated clinical trials services from nurse and allied staffing, both formerly included in the healthcare staffing segment. The new reporting segment for clinical trials services includes the Company’s organic ClinForce business, Metropolitan Research, and AKOS, and will include the Assent acquisition in future periods. All prior period data has been reclassified to conform to the current period presentation.

Nurse and allied staffing primarily provides travel nurse and allied staffing services and per diem nurse services. Clinical trials services provides clinical trials, drug safety, and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe. Other human capital management services include the combined results of the Company’s education and training and retained search businesses. Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Amounts in thousands)
Revenue from unaffiliated customers:
Nurse and allied staffing	$143,195	$134,501	$287,717	$271,550
Clinical trials services	19,569	10,426	39,280	20,977
Other human capital management services	12,575	11,770	24,435	24,004
	$175,339	$156,697	$351,432	$316,531
Contribution income (a):
Nurse and allied staffing	$12,863	$12,035	$25,056	$24,637
Clinical trials services	2,971	1,400	5,533	2,672
Other human capital management services	1,990	2,327	4,089	4,916
	17,824	15,762	34,678	32,225
Unallocated corporate overhead	6,624	6,486	13,292	13,605
Depreciation	1,505	1,383	2,989	2,705
Amortization	370	356	739	712
Legal settlement charge	21	—	34	—
Interest expense, net	529	320	1,015	706
Income from continuing operations before income taxes	$8,775	$7,217	$16,609	$14,497

The following historical quarterly information is being provided for comparative purposes and reflects the revised segment reporting:

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006	First Quarter 2007	Second Quarter 2007
(Amounts in thousands, except FTEs)
Revenue from unaffiliated customers:
Nurse and allied staffing	$137,049	$134,501	$138,111	$145,239	$144,522	$143,195
Clinical trials services	10,551	10,426	13,290	19,081	19,711	19,569
Other human capital management services	12,234	11,770	11,475	11,425	11,860	12,575
	$159,834	$156,697	$162,876	$175,745	$176,093	$175,339
Contribution income (a):
Nurse and allied staffing	$12,602	$12,035	$13,473	$14,840	$12,193	$12,863
Clinical trials services	1,272	1,400	1,740	2,516	2,562	2,971
Other human capital management services	2,589	2,327	2,181	1,951	2,099	1,990
	$16,463	$15,762	$17,394	$19,307	$16,854	$17,824
FTEs (b)	5,090	4,919	4,912	5,084	5,134	5,067

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

(b)

FTEs represent the average number of nurse and allied contract staffing personnel on a full-time equivalent basis.

8.

CONTINGENCIES

Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.

The Company paid $6.7 million in the six months ended June 30, 2007 to settle this case as disclosed in its Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. This settlement was included as accrued legal settlement charge on the condensed consolidated balance sheet as of December 31, 2006.

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

On July 5, 2007, the United States District Court Central District of California entered a judgment in favor of the MedStaff, Inc., Cross Country Healthcare, Inc., et al. and dismissed the lawsuit on its merits with prejudice. The court further ordered that the defendants recover their costs of suit. Accordingly, the Company no longer has any contingent liability related to this case.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The claims alleged under this lawsuit are generally similar in nature to those brought by Darrelyn Renee Henry in the lawsuit referenced above. The lawsuit relates to only MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

9.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, the adoption of FASB Statement No. 157 will have on its consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its assessment of the impact, if any, FASB Statement No. 159 will have on its consolidated financial condition, results of operations or cash flows.

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

As a result of the implementation of FIN 48, the Company recognized a $1.7 million increase in the liability for unrecognized tax benefits of which, $0.7 million was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of retained earnings.

Unrecognized tax benefits were approximately $2.7 million as of January 1, 2007 and approximately $2.8 million as of June 30, 2007. If these unrecognized tax benefits were recognized, approximately $1.3 million and $1.4 million, respectively, would impact the effective tax rate. The Company expects its unrecognized tax benefits to decrease by $0.9 million for federal tax positions related to prior years due to expected settlement in the next twelve months. In addition, the Company expects a decrease in unrecognized tax benefits of $0.2 million to $0.3 million over the next twelve months for state tax positions related to prior years.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $0.2 million as of January 1, 2007 and approximately $0.3 million as of June 30, 2007.

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

Overview

Our nurse and allied staffing business segment represented approximately 82% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 84% of this business segment’s revenue and approximately 69% of the Company’s total revenue. Our clinical trials services business segment represented approximately 11% of total revenue and provides clinical research, drug safety and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe. Our other human capital management services business segment represented approximately 7% of the remaining total Company revenue and consists of the education and training, and retained search businesses.

During the three months ended June 30, 2007, revenue was $175.3 million, and net income was $5.5 million, or $0.17 per diluted share. During the six months ended June 30, 2007, cash provided by operating activities of $8.6 million was used primarily for capital expenditures and to repurchase shares of our common stock. In addition, we borrowed a net of $6.9 million to fund a legal settlement (see discussion below) and to assist us in funding an acquisition in our clinical trials services business segment (see Acquisitions below). We ended the quarter with total debt of $29.0 million, resulting in a debt to total capitalization ratio of 7.1%.

Demand, as measured by the average monthly number of open orders from our hospital clients, is substantially higher than the low-point of the most recent industry down-turn in 2003, but is well below the prior industry peak in 2001. We believe this is due to improved labor dynamics that have created increased nurse turnover at hospitals recently, which in turn has contributed to price increases for our nurse staffing services and an improvement in the supply of RNs seeking travel assignments with us. Despite this more favorable environment for our core nurse staffing business, hospital in-patient admissions trends remained soft in the first half of 2007 with low near-term expectations for growth. Typically, as admissions increase, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. We believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment were present during 2006 and into the first half of 2007, particularly the improvement in pricing. In addition to continued strength in pricing, our staffing volume for the first half of 2007 improved on a year over year basis.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	76.3	76.9	76.6	76.7
Selling, general and administrative expenses	17.0	17.1	16.9	17.4
Bad debt expense	0.3	0.1	0.4	0.0
Depreciation and amortization	1.1	1.1	1.1	1.1
Legal settlement charge	0.0	—	0.0	—
Income from operations	5.3	4.8	5.0	4.8
Interest expense, net	0.3	0.2	0.3	0.2
Income from continuing operations before income taxes	5.0	4.6	4.7	4.6
Income tax expense	1.9	1.8	1.8	1.8
Income from continuing operations	3.1	2.8	2.9	2.8%
Discontinued operations, net of income taxes	—	0.0	—	0.0
Net income	3.1%	2.8%	2.9%	2.8%

Acquisitions

On June 6, 2007, we acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7.2 million, consisting of an up-front payment of £4.0 million and potential earnout payments up to £3.2 million in 2007 and 2008. The share purchase agreement also specified an additional payment of £0.5 million, paid at closing, consisting of cash purchased, along with a post-closing net working capital adjustment. This additional payment was adjusted by an additional £0.2 million subsequent to June 30, 2007, based on changes in net working capital, as defined by the share purchase agreement. This will be recorded in U.S. dollars at the exchange rate when the payment is made and allocated to goodwill as additional purchase price.

The consideration for this acquisition was approximately $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which is being held in escrow to cover any post-closing liabilities. We financed this transaction using our revolving credit facility.

The potential earnout payments are based on 2007 and 2008 performance, as defined by the share purchase agreement and would be recorded in U.S. dollars using the exchange rate at the time of the payment. This contingent consideration is not related to the sellers’ employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations.

AKOS, conducting business since 1986, is a provider of drug safety/pharmacovigilance, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. AKOS is based approximately 30 miles north of London, England, and strategically located inside what is considered to be the United Kingdom’s research triangle that extends outward from London to Cambridge and Oxford Universities. We believe, with the addition of AKOS, it will provide a more global and comprehensive range of contract staffing and outsourcing services to pharmaceutical and biotech customers.

The acquisition has been accounted for using the purchase method and it is included in the clinical trials services segment. The results of AKOS’ operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

Based on the preliminary independent third-party appraisal, total other identifiable intangible assets were $2.2 million, which was assigned to customer relations with a useful life of 8.6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting for $19.6 million in cash. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. We financed this acquisition using our revolving credit facility.

Headquartered in Cupertino, California, Assent Consulting provides staffing services primarily consisting of highly qualified clinical research, biostatistics and drug safety staffing services nationwide to companies in the pharmaceutical and biotechnology industries. We believe this acquisition provides us with a greater geographical presence on the West Coast of the U.S. and broadens our client base for our clinical trials services business.

Segment Information

During the three months ended June 30, 2007, we reevaluated our reporting segments in conjunction with our recent acquisitions of clinical trials services businesses. In addition to the clinical trials services acquisitions described above, we acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively, “Metropolitan Research”) in the third quarter of 2006. We have disaggregated clinical trials services from nurse and allied staffing, both formerly included in our healthcare staffing segment and have presented a new reporting segment for clinical trials services that includes the results of our organic ClinForce business, Metropolitan Research, and AKOS, and will include the results of the Assent acquisition in future periods. All prior period data has been reclassified to conform to the current period presentation.

Our nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services. Our clinical trials services provides clinical trials, drug safety and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations and acute care hospitals conducting clinical research trials in the United States, Canada and Europe. Other human capital management services include the combined results of the Company’s education and training and retained search businesses.

The following table presents, for the periods indicated, selected condensed consolidated statements of income data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Amounts in thousands)
Revenue from unaffiliated customers:
Nurse and allied staffing	$143,195	$134,501	$287,717	$271,550
Clinical trials services	19,569	10,426	39,280	20,977
Other human capital management services	12,575	11,770	24,435	24,004
	$175,339	$156,697	$351,432	$316,531

Contribution income (a):
Nurse and allied staffing	$12,863	$12,035	$25,056	$24,637
Clinical trials services	2,971	1,400	5,533	2,672
Other human capital management services	1,990	2,327	4,089	4,916
	17,824	15,762	34,678	32,225
Unallocated corporate overhead	6,624	6,486	13,292	13,605
Depreciation	1,505	1,383	2,989	2,705
Amortization	370	356	739	712
Legal settlement charge	21	—	34	—
Interest expense, net	529	320	1,015	706
Income from continuing operations before income taxes	$8,775	$7,217	$16,609	$14,497

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

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Revenue from services increased $18.6 million, or 11.9%, to $175.3 million for the three months ended June 30, 2007 as compared to $156.7 million for the three months ended June 30, 2006. The increase was partially due to the additional revenue from our acquisitions. Excluding the impact of acquisitions, revenue increased $11.5 million or 7.3%. This increase was primarily due to an increase in revenue from our nurse and allied staffing segment, supplemented by increases in organic revenue from our clinical trials services segment and our other human capital management services segment.

Revenue from our nurse and allied staffing business segment increased $8.7 million, or 6.5%, to $143.2 million in the three months ended June 30, 2007, from $134.5 million in the three months ended June 30, 2006. The increase in revenue from our nurse and allied staffing business segment was primarily from our travel nurse staffing operations, and was partially offset by a decrease in revenue from our per diem staffing operations. The revenue increase was due to improved pricing and volume, slightly offset by a reduction in average hours worked per week.

Average nurse and allied staffing revenue per full-time equivalents (FTEs) and average bill rates increased approximately 3.4% and 4.6%, respectively, during the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our staffing volume in both the three months ended June 30, 2007 and 2006.

The average number of nurse and allied staffing FTEs on contract in the three months ended June 30, 2007, increased 3.0% from the three months ended June 30, 2006.

In the three months ended June 30, 2007, nurse staffing operations generated 92.0% of nurse and allied staffing revenue and 8.0% was generated by allied staffing operations. For the three months ended June 30, 2006, 91.4% of nurse and allied staffing revenue was generated from nursing operations and 8.6% was generated by allied staffing operations.

Revenue from clinical trials services increased $9.1 million, or 87.7%, to $19.6 million in the three months ended June 30, 2007, from $10.4 million in the three months ended June 30, 2006. Excluding the impact of the acquisitions of Metropolitan Research and AKOS, revenue increased $2.0 million, or 18.9%. This increase is primarily due to an increase in temporary staffing volume, partially offset by a decrease in pricing due to mix.

Revenue from other human capital management services for the three months ended June 30, 2007, increased 6.8% to $12.6 million from $11.8 million in the three months ended June 30, 2006, reflecting increases in both our education and training and retained search revenue.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $13.3 million, or 11.0%, to $133.7 million for the three months ended June 30, 2007, as compared to $120.5 million for three months ended June 30, 2006. This increase was partially due to the impact of the Metropolitan Research and AKOS acquisitions.

As a percentage of revenue, direct operating expenses represented 76.3% of revenue for the three months ended June 30, 2007 and 76.9% for the three months ended June 30, 2006. This decrease is primarily due to a change in mix of business segments due to the clinical trials services acquisitions. Clinical trials services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment. Excluding acquisitions, there was a slight decrease in direct cost as a percentage of revenue primarily due to lower field benefit costs and a widening of our bill-pay spread in our nurse and allied staffing business, partially offset by higher housing expenses.

Selling, general and administrative expenses increased $3.1 million or 11.6% to $29.9 million for the three months ended June 30, 2007, as compared to $26.8 million for the three months ended June 30, 2006. The increase in selling, general and administrative expenses was primarily due to additional expenses from the Metropolitan Research and AKOS acquisitions along with higher selling expenses in the nurse and allied staffing and other human capital management services businesses.

Unallocated corporate overhead was $6.6 million in the three months ended June 30, 2007, compared to $6.5 million in the three months ended June 30, 2006. As a percentage of consolidated revenue, unallocated corporate overhead was 3.8% during the three month period ended June 30, 2007, and 4.1% in the three month period ended June 30, 2006, primarily due to improved leverage.

As a percentage of revenue, selling, general and administrative expenses were 17.0% and 17.1%, respectively, for the three months ended June 30, 2007 and 2006.

Bad debt expense totaled $0.5 million in the three months ended June 30, 2007 compared to $0.2 million in the three months ended June 30, 2006. During the three month period ended June 30, 2007, we increased our reserves, based on the aging of certain accounts for a few slow-paying customers.

Contribution income from our nurse and allied staffing segment for the three months ended June 30, 2007, increased 6.9%, or $0.8 million, to $12.9 million from $12.0 million in the three month period ended June 30, 2006. As a percentage of nurse and allied staffing revenue, contribution income was 9.0% for the three months ended June 30, 2007, compared to 8.9% for the three months ended June 30, 2006. This improvement was primarily due to a widening of our bill-pay spread.

Contribution income from clinical trials services for the three months ended June 30, 2007, increased $1.6 million to $3.0 million, compared to $1.4 million in the three months ended June 30, 2006. Excluding the impact of the Metropolitan Research and AKOS acquisitions, contribution income increased $0.3 million reflecting higher organic revenue. As a percentage of revenue, contribution income from our clinical trials services business was 15.2% in the three months ended June 30, 2007, compared to 13.4% in the three months ended June 30, 2006. This increase is primarily due to the impact of the acquisitions that operate at higher margins as well as organic improvement.

Contribution income from other human capital management services for the three months ended June 30, 2007, decreased by $0.3 million or 14.5%, to $2.0 million, from $2.3 million in the three months ended June 30, 2006. This decrease was primarily due to a lower contribution from our education and training business. Contribution income as a percentage of other human capital management services revenue for three months ended June 30, 2007, was 15.8% compared to 19.8% for the three months ended June 30, 2006 primarily due to higher direct mail expenses in our education and training business and higher legal and administrative expenses in our retained search business.

Depreciation and amortization expense in the three months ended June 30, 2007, totaled $1.9 million as compared to $1.7 million for the three months ended June 30, 2006. As a percentage of revenue, depreciation and amortization expense was 1.1% for both the three month periods ended June 30, 2007 and 2006.

Interest expense, net totaled $0.5 million for the three months ended June 30, 2007, as compared to $0.3 million for the three months ended June 30, 2006. This increase was primarily due to higher average borrowings outstanding in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and a higher effective borrowing cost in the three months ended June 30, 2007. The effective interest rate on our borrowings for the three months ended June 30, 2007, was 6.8% compared to a rate of 6.6% for the three months ended June 30, 2006. Higher borrowings in the three months ended June 30, 2007, were primarily as a result of the funding of the acquisition of AKOS.

Income taxes totaled $3.3 million for the three months ended June 30, 2007, as compared to $2.8 million for the three months ended June 30, 2006. The effective tax rate on continuing operations was 37.8% in the three months ended June 30, 2007, compared to 38.7% in the three months ended June 30, 2006. The reduction in our effective tax rate reflects lower than expected taxes incurred in our foreign operations.

As of January 1, 2007, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). The impact upon adoption was to decrease retained earnings by approximately $0.7 million. There was no material impact on our condensed consolidated statements of income in the three months ended June 30, 2007. See Note 10 – Income Taxes.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Revenue from services increased $34.9 million, or 11.0%, to $351.4 million for the six months ended June 30, 2007 as compared to $316.5 million for the six months ended June 30, 2006. The increase was partially due to the additional revenue from our acquisitions. Excluding the impact of acquisitions, revenue increased $21.1 million or 6.7%. This increase was primarily due to an increase in revenue from our nurse and allied staffing business segment, supplemented by increases in organic revenue from our clinical trials services business segment and our other human capital management business services segment.

Revenue from our nurse and allied staffing business segment increased $16.2 million, or 6.0%, to $287.7 million in the six months ended June 30, 2007, from $271.6 million in the six months ended June 30, 2006. The increase in revenue from our nurse and allied staffing business segment was primarily from our travel nurse staffing operations, and was partially offset by a decrease in revenue from our per diem staffing operations. The revenue increase was due to a combination of improved pricing and volume.

Average nurse and allied staffing revenue per FTE and average bill rates increased approximately 3.9% and 4.8%, respectively, during the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Mobile contracts, where the nurse is on the hospital payroll, accounted for approximately 1% of our staffing volume in the six months ended June 30, 2007 and 2006. The average number of nurse and allied staffing FTEs on contract in the six months ended June 30, 2007, increased 2.0% from the six months ended June 30, 2006.

In the six months ended June 30, 2007, nurse staffing operations generated 92.1% of nurse and allied staffing revenue and 7.9% was generated by allied staffing operations. For the six months ended June 30, 2006, 91.5% of nurse and allied staffing revenue was generated from nursing operations and 8.5% was generated by allied staffing operations.

Revenue from clinical trials services increased $18.3 million or 87.3% to $39.3 million in the six months ended June 30, 2007, from $21.0 million in the six months ended June 30, 2006. Excluding the impact of the acquisitions of Metropolitan Research and AKOS, revenue increased $4.5 million, or 21.4%. This increase is primarily due to an increase in temporary staffing volume, partially offset by a decrease in pricing due to mix.

Revenue from other human capital management services for the six months ended June 30, 2007, increased $0.4 million or 1.8%, to $24.4 million from $24.0 million in the six months ended June 30, 2006, primarily due to an increase in our education and training business. Revenue from our education and training business increased primarily due to an increase in the number of seminars and average fee per registrant.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $26.4 million or 10.9% to $269.3 million for the six months ended June 30, 2007, as compared to $242.9 million for six months ended June 30, 2006. This increase was partially due to the impact of the Metropolitan Research and AKOS acquisitions.

As a percentage of revenue, direct operating expenses represented 76.6% of revenue for the six months ended June 30, 2007 and 76.7% for the six months ended June 30, 2006. This decrease is primarily due to a change in mix of business segments due to the clinical trials services acquisitions. Clinical trials services tend to have lower direct costs as a percentage of revenue than our other business segments. Excluding the impact of acquisitions, direct cost as a percentage of revenue increased slightly primarily due to higher housing expenses partially offset by a widening of our bill-pay spread and lower field benefit costs in our nurse and allied staffing business.

Selling, general and administrative expenses increased $4.5 million, or 8.1%, to $59.4 million for the six months ended June 30, 2007, as compared to $55.0 million for the six months ended June 30, 2006. The increase in selling, general and administrative expenses was primarily due to additional expenses from Metropolitan Research and AKOS acquisitions, higher general and administrative expenses in our nurse and allied staffing business segment, higher selling expenses in our education and training business, and higher legal expenses in our retained search business.

Unallocated corporate overhead was $13.3 million in the six months ended June 30, 2007, compared to $13.6 million in the six months ended June 30, 2006. As a percentage of consolidated revenue, unallocated corporate overhead was 3.8% during the six month period ended June 30, 2007, and 4.3% in the six month period ended June 30, 2006, reflecting improved operating leverage.

As a percentage of revenue, selling, general and administrative expenses were 16.9% and 17.4% for the six months ended June 30, 2007 and 2006, respectively. This decrease is primarily due to improved operating leverage in our nurse and allied staffing and our organic clinical trials services business segments.

Bad debt expense totaled $1.3 million in the six months ended June 30, 2007 compared to approximately $22,000 in the six months ended June 30, 2006. During the six month period ended June 30, 2007, we increased our reserves, based on the aging of certain accounts for a few slow-paying customers.

Contribution income from our nurse and allied staffing segment for the six months ended June 30, 2007, increased $0.4 million or 1.7%, to $25.1 million from $24.6 million in the six month period ended June 30, 2006. As a percentage of nurse and allied staffing revenue, contribution income was 8.7% for the six months ended June 30, 2007, compared to 9.1% for the six months ended June 30, 2006. This decrease is primarily due to higher housing, bad debt, and general and administrative salaries, partially offset by a widening of our bill-pay spread.

Contribution income from clinical trials services for the six months ended June 30, 2007, increased $2.9 million to $5.5 million in the six month ended June 30, 2007, compared to $2.7 million in the six months ended June 30, 2006. Excluding the impact of the Metropolitan Research and AKOS acquisitions, contribution income increased $0.9 million reflecting an improved contribution from our organic operations. As a percentage of revenue, contribution income from our clinical trials services business was 14.1% in the six months ended June 30, 2007, compared to 12.7% in the six months ended June 30, 2006. This increase is primarily due to a higher contribution margin from our organic clinical trials services business, reflecting higher margin business and improved operating leverage.

Contribution income from other human capital management services for the six months ended June 30, 2007, decreased $0.8 million or 16.8%, to $4.1 million from $4.9 million in the six months ended June 30, 2006. This decrease reflects a lower contribution from both our retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue for the six months ended June 30, 2007, was 16.7% compared to 20.5% for the six months ended June 30, 2006 primarily due to higher direct mail expenses in our education and training business and higher legal and administrative expenses in our retained search business.

Depreciation and amortization expense in the six months ended June 30, 2007, totaled $3.7 million as compared to $3.4 million for the six months ended June 30, 2006. As a percentage of revenue, depreciation and amortization expense were 1.1% for both the six month periods ended June 30, 2007 and 2006.

Interest expense, net totaled $1.0 million for the six months ended June 30, 2007, as compared to $0.7 million for the six months ended June 30, 2006. This increase was primarily due to higher average borrowings outstanding in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, and a higher effective borrowing cost in the six months ended June 30, 2007. The effective interest rate on our borrowings for the six months ended June 30, 2007, was 6.9% compared to a rate of 6.3% for the six months ended June 30, 2006. Higher borrowings outstanding in the six months ended June 30, 2007 were primarily due to the acquisition of AKOS and the legal settlement payment referred to above.

Income taxes totaled $6.3 million for the six months ended June 30, 2007, as compared to $5.6 million for the six months ended June 30, 2006. The effective tax rate on continuing operations was 38.2% in the six months ended June 30, 2007, compared to 38.7% in the six months ended June 30, 2006. There was no material impact on our condensed consolidated statements of income related to the adoption of FIN 48 in the six months ended June 30, 2007. See Note 10 – Income Taxes.

Liquidity and Capital Resources

As of June 30, 2007, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 3.1 to 1.0. Working capital increased by $11.0 million to $96.2 million as of June 30, 2007, compared to $85.2 million as of December 31, 2006. The increase in working capital is partly due to the payout of a specific legal settlement in the first quarter of 2007 that was accrued for in the amount of $6.7 million and included in accrued legal settlement charge as of December 31, 2006. In addition, timing of payments impacted this increase.

Net cash provided by operating activities during the six months ended June 30, 2007, was $8.6 million, compared to net cash provided by operating activities of $20.1 million in the six months ended June 30, 2006. During the six months ended June 30, 2007, we paid $6.7 million to settle the class-action lawsuit referred to above. The remaining decrease is primarily due to an increase in accounts receivable in the six months ended June 30, 2007, compared to a decrease in the six months ended June 30, 2006, due to higher revenue in the second quarter of 2007, partially offset by timing of payments to our vendors. Days’ sales outstanding were approximately 60 days at both June 30, 2007 and December 31, 2006.

Investing activities used $13.0 million during the six months ended June 30, 2007, primarily for the acquisition of AKOS and capital expenditures. During the six months ended June 30, 2006, investing activities used $3.8 million, primarily for capital expenditures.

Net cash provided by financing activities during the six months ended June 30, 2007, was $4.4 million compared to net cash used of $16.2 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, we borrowed a net of $6.9 million, consisting of borrowings on our revolving credit facility, net of repayments of total debt, as compared to net repayments on total debt of $15.1 million in the six months ended June 30, 2006. During the six months ended June 30, 2007, our borrowing was primarily a result of the need to fund the acquisition of AKOS. Other cash in the six months ended June 30, 2007, was used to repurchase our common stock and was partially offset by proceeds and tax benefits from stock option exercises.

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

During the six months ended June 30, 2007, we repurchased, under both programs, a total of 230,658 shares at an average price of $18.09. The cost of such purchases was approximately $4.2 million. During the six months ended June 30, 2006, we purchased, under the November 2002 program, 84,500 shares of common stock at an average cost of $17.33 per share, for a total cost of $1.5 million. All of the common stock was retired. Under the remainder of the new authorization, we can purchase up to an additional 1.3 million shares. The shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at our discretion. At June 30, 2007, we had approximately 32.0 million shares outstanding.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During the six months ended June 30, 2007:

•

The Company entered into a ten year lease, commencing June 15, 2007, for approximately 27,000 square feet of office space to replace the current space leased by its retained search business. Total future minimum rental payments are $8.2 million.

•

The Company exercised its option to extend its Boca Raton, Florida, facility lease for an additional five years, until May 1, 2018. Additional future minimum lease payments related to this extension are $6.1 million.

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

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

On July 5, 2007, the United States District Court Central District of California entered a judgment in favor of the defendants and dismissed the lawsuit on its merits with prejudice. The court further ordered that the defendants recover their costs of suit. Refer to discussion in legal proceedings.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, the adoption of FASB Statement No. 157 will have on our consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of the impact, if any, FASB Statement No. 159 will have on our consolidated financial condition, results of operations or cash flows.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including from time to time entering into Letters of Intent which may or may not result in the completion of an acquisition, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed and updated in our Form 10-Q filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following additional risk should be read in conjunction with risks previously disclosed in our Form 10-K filing for the year ended December 31, 2006:

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated less than 1% of our consolidated revenue in the three and six month periods ended June 30, 2007, and were primarily from the United Kingdom. We have not entered into any foreign currency derivative instruments.

Our international operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of our non-U.S. markets, our reported results vary.

Fluctuations in exchange rates also impact the U.S. dollar amount of stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period. The resulting translation adjustments are recorded in stockholders’ equity, as a component of accumulated other comprehensive income, included in other stockholders’ equity on our condensed consolidated balance sheet.

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

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Darrelyn Renee Henry vs. MedStaff, Inc., Cross Country Healthcare, Inc., Victor Kalafa, Tim Rodden, Talia Pico and Melissa Hetrick

On July 5, 2007, the United States District Court Central District of California entered a judgment in favor of MedStaff, Inc., Cross Country Healthcare, Inc., et al. and dismissed the lawsuit on its merits with prejudice. The court further ordered that the defendants recover their costs of suit. For further information about the history of this proceeding, refer to our 10-Q filing for the quarterly period ending March 31, 2007.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit ( Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The claims alleged under this lawsuit are generally similar in nature to those brought by Darrelyn Renee Henry in the lawsuit referenced above. The lawsuit only relates to MedStaff corporate employees. It alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

ITEM 1A.

RISK FACTORS

The following new Risk Factor should be carefully considered along with the Risk Factors, as previously disclosed in our Form 10-K for the year ended December 31, 2006 and our Form 10-Q for the quarter ended March 31, 2007.

We are subject to business risks associated with our operations outside of the United States, which could negatively impact our operations and make these operations significantly more costly.

Our international business activities are subject to inherent risks, including, but not limited to: overlapping or varying tax structures; inflation; fluctuations in currency exchange rates; varying economic and political conditions; multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay; the termination of employment; management inefficiencies; and variations in foreign law applicable to our non-U.S. businesses generally. In addition, there can be no assurance we will be able to continue to obtain all necessary licenses or approvals to continue our operations in these foreign jurisdictions or that the cost of compliance will not prove to be material in the future. Any negative condition resulting from any one of these risks may severely reduce our revenues and profits and any attempts to mitigate these risks may not be successful.

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

During the three months ended June 30, 2007, we purchased, under this program, a total of 105,412 shares at an average price of $17.53. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	18,100	$18.27	18,100	1,426,526
May 1 – May 31, 2007	49,212	$17.35	49,212	1,377,314
June 1 – June 30, 2007	38,100	$17.17	38,100	1,339,214
Total April 1 – June 30, 2007	105,412	$17.53	105,412	1,339,214

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders (Annual Meeting) on May 10, 2007.

(b)

following seven individuals were elected to serve as a director of the Company: Joseph A. Boshart, Emil Hensel, W. Larry Cash, C. Taylor Cole Jr., Thomas C. Dircks, Gale Fitzgerald, and Joseph Trunfio.

(c)

(i)

A proposal to elect the above mentioned directors for a one year term ending in 2008 and until their successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Withheld
Joseph A. Boshart	22,338,389	45,459
Emil Hensel	21,403,819	980,029
W. Larry Cash	22,333,887	49,961
Thomas C. Dircks	21,374,490	1,009,358
C. Taylor Cole Jr.	22,330,235	53,613
Gale Fitzgerald	22,330,235	53,613
Joseph Trunfio	22,319,187	64,661

(ii)

A proposal to ratify Ernst & Young LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2007 was approved with 22,338,389 votes for, 45,459 against and 0 abstentions.

(iii)

A proposal to adopt the Company’s 2007 Stock Incentive Plan was approved with 22,044,257 votes for 339,391 votes against and 200 abstentions.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: August 9, 2007	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: August 9, 2007	By:	DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Executive Service Agreement dated June 6, 2007, between Paul Evans and AKOS Limited
10.2	Employment Agreement, dated July 13, 2007, between David Hnatek and Assent Consulting
10.3	Employment Agreement, dated July 13, 2007, between Robert Adzich and Assent Consulting
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer