Form 10-Q
period 2007-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2007-11-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

The registrant had outstanding 31,913,479 shares of Common Stock, par value $0.0001 per share, as of October 31, 2007.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

September 30, 2007

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	123,848	114,735
Deferred tax assets	5,360	7,888
Income taxes receivable	2,333	1,602
Other current assets	18,151	18,126
Total current assets	149,692	142,351
Property and equipment, net	24,284	20,562
Trademarks, net	19,253	17,199
Goodwill, net	325,253	310,173
Other identifiable intangible assets, net	16,690	9,310
Other assets	1,474	1,331
Total assets	$536,646	$500,926

Current liabilities:
Accounts payable and accrued expenses	$11,838	$13,744
Accrued employee compensation and benefits	27,701	29,213
Current portion of long-term debt	1,196	1,550
Accrued legal settlement charge	—	6,704
Other current liabilities	8,895	5,931
Total current liabilities	49,630	57,142

Non-current deferred tax liabilities	45,880	39,972
Long-term debt	42,918	19,979
Other long-term liabilities	10,386	8,977
Total liabilities	148,814	126,070
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	250,272	254,273
Other stockholders' equity	137,557	120,580
Total stockholders' equity	387,832	374,856
Total liabilities and stockholders' equity	$536,646	$500,926

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue from services	$185,124	$162,876	$536,556	$479,407
Operating expenses:
Direct operating expenses	139,266	125,083	408,606	367,983
Selling, general and administrative expenses	31,486	26,790	90,927	81,779
Bad debt expense	—	—	1,265	22
Depreciation	1,370	1,315	4,359	4,020
Amortization	622	418	1,361	1,130
Legal settlement charge	—	8,827	34	8,827
Total operating expenses	172,744	162,433	506,552	463,761
Income from operations	12,380	443	30,004	15,646
Other expenses:
Foreign exchange loss	59	—	59	—
Interest expense, net	808	273	1,823	979
Income from continuing operations before income taxes	11,513	170	28,122	14,667
Income tax expense	4,464	50	10,810	5,660
Income from continuing operations	7,049	120	17,312	9,007
Discontinued operations, net of income taxes	—	2	—	118
Net income	$7,049	$122	$17,312	$9,125

Net income per common share - basic:
Income from continuing operations	$0.22	$0.00	$0.54	$0.28
Discontinued operations, net of income taxes	—	0.00	—	0.00
Net income	$0.22	$0.00	$0.54	$0.28

Net income per common share - diluted:
Income from continuing operations	$0.22	$0.00	$0.53	$0.28
Discontinued operations, net of income taxes	—	0.00	—	0.00
Net income	$0.22	$0.00	$0.53	$0.28

Weighted average common shares outstanding-basic	31,954	32,067	32,041	32,095
Weighted average common shares outstanding-diluted	32,433	32,618	32,631	32,721

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$17,312	$9,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,359	4,020
Amortization	1,361	1,130
Bad debt expense	1,265	22
Legal settlement charge	—	8,827
Deferred income tax expense	8,339	8,234
Other noncash charges	271	356
Income from discontinued operations	—	(118)
Changes in operating assets and liabilities:
Accounts receivable	(7,200)	4,118
Income taxes receivable and other assets	357	828
Accounts payable and accrued expenses	(4,578)	(7,700)
Accrued legal settlement charge	(6,704)	—
Other liabilities	2,544	714
Net cash provided by continuing operations	17,326	29,556
Income from discontinued operations, net	—	118
Other noncash items	—	(196)
Change in net assets from discontinued operations	—	233
Net cash provided by discontinued operations	—	155
Net cash provided by operating activities	17,326	29,711
Investing activities
Acquisitions, net of cash acquired	(28,579)	(16,132)
Purchases of property and equipment	(6,658)	(6,424)
Net cash used in investing activities	(35,237)	(22,556)
Financing activities
Repayment of debt	(123,473)	(26,586)
Proceeds from issuance of debt	145,457	21,750
Exercise of stock options	1,652	337
Stock repurchase and retirement	(6,008)	(2,680)
Tax benefit of stock option exercises	294	24
Other financing activities	(11)	—
Net cash provided by (used in) financing activities	17,911	(7,155)
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental disclosures of noncash financing activities:
Equipment purchased through financing agreements	$602	$113

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

2.

COMPREHENSIVE INCOME

The Company’s foreign operations use their respective local currency as their functional currency. In accordance with Financial Accounting Standard Board (FASB) Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The impact of currency fluctuation is included in other stockholders’ equity on the condensed consolidated balance sheet and was $0.4 million at September 30, 2007.

Total comprehensive income was $7.3 million and $17.7 million for the three and nine month periods ended September 30, 2007, respectively. Total comprehensive income includes net income and foreign currency translation adjustments. During the three and nine month periods ending September 30, 2006, there were no other components of comprehensive income other than net income.

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

4.

ACQUISITIONS

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price is subject to a working capital adjustment that is expected to be settled in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration is not related to the sellers’ employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations.  The Company financed this acquisition using its revolving credit facility.

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

The acquisition has been accounted for using the purchase method and is included in the clinical trials services business segment. The results of Assent’s operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and a preliminary independent third-party appraisal. These estimates may be revised subsequent to the date of acquisition based on the final independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in thousands)
Current assets:
Cash	$644
Accounts receivable, net	1,939
Other current assets	29
Total current assets	2,612
Property and equipment, net	63
Goodwill, net	11,569
Trademarks, net	340
Other identifiable intangible assets, net	6,040
Total assets acquired	20,624
Current liabilities:
Accounts payable and accrued expenses	755
Accrued employee compensation and benefits	297
Total liabilities assumed	1,052
Net assets acquired	$19,572

Based on the preliminary independent third-party appraisal, the Company assigned the following values to intangible assets: $5.2 million for customer relations with a useful life of 10 years, $0.5 million to database with a useful life of 6 years, $0.4 million to a noncompete agreement with a useful life of 5 years, and $0.3 million to trademarks with a useful life of 1.5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

AKOS Limited

On June 6, 2007, the Company acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7.2 million, consisting of an up-front payment of £4.0 million and potential earnout payments up to a maximum of £3.2 million in 2007 and 2008. The share purchase agreement also specified an estimated additional payment of £0.5 million, paid at closing, consisting of cash purchased, along with a post-closing net working capital adjustment. An additional amount of £0.2 million was paid in the third quarter of 2007, based on changes in net working capital, as defined by the share purchase agreement, and has been allocated to goodwill as additional purchase price.

The consideration for this acquisition equated to $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which was held in escrow to cover any post-closing liabilities. The Company financed this transaction using its revolving credit facility.

The potential earnout payments are based on 2007 and 2008 performance, as defined by the share purchase agreement and would be recorded in U.S. dollars using the exchange rate at the time of payment. This contingent consideration is not related to the sellers’ employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

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

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and an independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in thousands)
Current assets:
Cash	$1,257
Accounts receivable, net	1,078
Other current assets	106
Total current assets	2,441
Property and equipment, net	165
Trademarks, net	1,707
Goodwill, net	2,636
Other identifiable intangible assets, net	2,574
Total assets acquired	9,523
Current liabilities:
Accounts payable and accrued expenses	175
Income taxes payable	51
Other current liabilities	405
Deferred taxes	25
Total liabilities assumed	656
Net assets acquired	$8,867

Based on an independent third-party appraisal, the Company assigned $1.7 million to trademarks with an indefinite life and not subject to amortization. In addition, the Company assigned $2.6 million to other identifiable intangible assets subject to amortization, as follows: $2.2 million was assigned to customer relations with a useful life of 8.6 years, and $0.4 million was assigned to other intangibles with an estimated useful life of 6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

Metropolitan Research

On August 31, 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for a purchase price of approximately $18.6 million. The consideration for this acquisition was approximately $16.1 million in cash paid at closing, of which $1.0 million is being held in escrow to cover any post-closing liabilities. The remaining approximate $2.5 million of the purchase price was paid during the fourth quarter of 2006 as the associated milestones defined by the asset purchase agreement were reached. These payments were allocated to goodwill as additional purchase price. The Company financed this transaction using its revolving credit facility. During the nine months ended September 30, 2007, a post-closing adjustment of approximately $0.5 million, which included a net working capital adjustment, was paid and allocated to goodwill.

The asset purchase agreement also provides for a potential earnout payment of up to a maximum of $6.4 million based on 2006 and 2007 performance, as defined by the asset purchase agreement. This contingent consideration is not related to the sellers’ employment. If an earnout payment is made, it will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

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

5.

DEBT

The Company’s senior secured revolving credit facility entered into on November 10, 2005 (the 2005 Credit Agreement), consists of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The credit facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of September 30, 2007, the Company had $42.7 million of borrowings and $3.1 million of standby letters of credit outstanding under this facility, leaving $29.2 million available for borrowings under the current facility. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50.0 million via an incremental increase in the revolving credit facility and/or through one or more term loan facilities.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of September 30, 2007, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $42.0 million of borrowings under this facility is classified as long-term as of September 30, 2007. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

In the second quarter of 2007, the revolving credit agreement was amended in conjunction with the Company’s acquisition of AKOS to increase the aggregate amount of Permitted Acquisitions, as defined by the 2005 Credit Agreement, during the term of the agreement from $75.0 million to $125.0 million.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. At September 30, 2007 and December 31, 2006, the Company had $1.4 million and $1.3 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

6.

STOCKHOLDERS’ EQUITY

During the three and nine months ended September 30, 2007 and 2006, there was no significant share-based compensation activity. However, the Company’s 2007 Stock Incentive Plan (Plan) was approved by its stockholders at its 2007 Annual Meeting of Stockholders, held in May. The Plan provides for the issuance of Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Shares, and Other Stock-Based Awards as defined by the Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the Plan or with respect to which awards may be granted may not exceed 1,500,000 shares, which may be either authorized and unissued Common Stock or Common Stock held in or acquired for the treasury of the Company; provided, however, that 1,200,000 shares of this aggregate limit may be used for awards that are not “appreciation awards” (including restricted stock, performance shares or certain other stock-based awards).  The Company’s 1999 Stock Option Plan was merged into the new Plan. The Company’s 1999 Equity Participation Plan was terminated.

In October 2007, a total of 5,850 Stock Options, 169,500 Stock Appreciation Rights and 84,600 shares of Restricted Stock were granted under the 2007 Plan to the Company’s management team. The Stock Appreciation Rights can only be settled with stock. The value of the awards granted totaled approximately $3.0 million which is expected to be expensed ratably over a period of 4 years

On May 10, 2006, the Company’s Board of Directors authorized a new stock repurchase program whereby the Company may purchase up to an additional 1.5 million of its common shares, subject to the constraints of the Company's current credit agreement. In the three months ended March 31, 2007, the previously authorized 1.5 million share stock repurchase program, which was authorized on November 4, 2002, was depleted and, accordingly, the Company commenced purchases under the new authorization.

During the nine months ended September 30, 2007, the Company repurchased, under both programs, a total of 346,998 shares at an average price of $17.31. The cost of such purchases was approximately $6.0 million. During the nine months ended September 30, 2006, the Company purchased, under the November 2002 program, 158,900 shares of common stock at an average cost of $16.87 per share, for a total cost of $2.7 million. All of the common stock was retired. Under the remainder of the new authorization, the Company may purchase up to an additional 1,222,874 shares, subject to the constraints of the Company’s current credit agreement. The shares may be purchased from time-to-time in the open market. The repurchase program may be discontinued at any time at the discretion of the Company. At September 30, 2007, the Company had approximately 31.9 million shares outstanding.

7.

SEGMENT DATA

In the second quarter of 2007, the Company reevaluated its reporting segments in conjunction with its recent acquisitions of clinical trials services businesses (See Note 3 – Acquisitions). As a result, the Company disaggregated clinical trials services from nurse and allied staffing, both formerly included in the healthcare staffing segment. The new reporting segment for clinical trials services includes the Company’s organic ClinForce business, Metropolitan Research, AKOS, and Assent. All prior period data has been reclassified to conform to the current period presentation.

Nurse and allied staffing primarily provides travel nurse and allied staffing services and per diem nurse services to acute care hospitals. Nurse and allied staffing services are also marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S. Clinical trials services provides clinical trials, drug safety, and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe. Other human capital management services include the combined results of the Company’s education and training and retained search businesses. Information on operating segments and a reconciliation to income from continuing operations before income taxes for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Amounts in thousands)
Revenue from unaffiliated customers:
Nurse and allied staffing	$145,780	$138,111	$433,497	$409,661
Clinical trials services	26,164	13,290	65,444	34,267
Other human capital management services	13,180	11,475	37,615	35,479
	$185,124	$162,876	$536,556	$479,407

Contribution income (a):
Nurse and allied staffing	$14,329	$13,473	$39,385	$38,110
Clinical trials services	5,064	1,740	10,597	4,412
Other human capital management services	1,639	2,181	5,728	7,097
	21,032	17,394	55,710	49,619
Unallocated corporate overhead	6,660	6,391	19,952	19,996
Depreciation	1,370	1,315	4,359	4,020
Amortization	622	418	1,361	1,130
Legal settlement charge	—	8,827	34	8,827
Foreign exchange loss	59	—	59	—
Interest expense, net	808	273	1,823	979
Income from continuing operations before income taxes	$11,513	$170	$28,122	$14,667

The following historical quarterly information is being provided for comparative purposes and reflects the revised segment reporting:

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006	First Quarter 2007	Second Quarter 2007
(Amounts in thousands, except FTEs)
Revenue from unaffiliated customers:
Nurse and allied staffing	$137,049	$134,501	$138,111	$145,239	$144,522	$143,195
Clinical trials services	10,551	10,426	13,290	19,081	19,711	19,569
Other human capital management services	12,234	11,770	11,475	11,425	11,860	12,575
	$159,834	$156,697	$162,876	$175,745	$176,093	$175,339
Contribution income (a):
Nurse and allied staffing	$12,602	$12,035	$13,473	$14,840	$12,193	$12,863
Clinical trials services	1,272	1,400	1,740	2,516	2,562	2,971
Other human capital management services	2,589	2,327	2,181	1,951	2,099	1,990
	$16,463	$15,762	$17,394	$19,307	$16,854	$17,824
FTEs (b)	5,090	4,919	4,912	5,084	5,134	5,067

———————

(a)

The Company defines contribution income as income from continuing operations before interest, income taxes, depreciation, amortization, foreign exchange loss, legal settlement charge and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

(b)

FTEs represent the average number of nurse and allied contract staffing personnel on a full-time equivalent basis.

8.

LEGAL SETTLEMENT CHARGE

In the third quarter of 2006, the Company reached an agreement in principle to settle the Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc. California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003. At that time, $8.8 million represented the Company’s best estimate of costs to settle this lawsuit. As reported in its Form 10-K for the year ended December 31, 2006, the Company revised its estimate of the settlement to $6.7 million in the fourth quarter of 2006 to reflect the actual participation rate. The settlement payment made was approximately $6.7 million, pretax, paid out in the first quarter of 2007.

9.

CONTINGENCIES

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

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit relates to only MedStaff corporate employees. The claims alleged under this lawsuit are generally similar in nature to those brought by Darrelyn Renee Henry in the lawsuit referenced above, which was dismissed.

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its assessment of what impact, if any, FASB Statement No. 159 will have on its consolidated financial condition, results of operations or cash flows.

11.

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

Unrecognized tax benefits were approximately $2.7 million as of January 1, 2007 and approximately $2.5 million as of September 30, 2007. As of September 30, 2007, $1.7 million of unrecognized tax benefits was included in other long-term liabilities and $0.8 million was included as an offset to the income tax receivable on the condensed consolidated balance sheet. If these unrecognized tax benefits were recognized, approximately $1.3 million and $1.2 million, respectively, would impact the effective tax rate. During the three and nine month periods ending September 30, 2007, the Company recognized a reduction to unrecognized tax benefits of $0.4 million due to a lapse of the applicable statute of limitations.

The Company expects its unrecognized tax benefits to decrease by $0.8 million for federal tax positions related to prior years due to expected settlement in the next twelve months. In addition, the Company expects a decrease in unrecognized tax benefits of $0.6 million to $0.7 million over the next twelve months for state tax positions related to prior years.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $0.2 million as of January 1, 2007 and approximately $0.4 million as of September 30, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many state and local jurisdictions and certain foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. Federal or State and Local income tax examination for the years prior to 2003.

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

Overview

For the third quarter of 2007, our nurse and allied staffing business segment represented approximately 79% of our revenue and is comprised of travel and per diem nurse and travel allied health staffing. Nurse and allied staffing services are provided primarily to acute care hospitals. Nurse and allied staffing services are also marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S. Travel nurse staffing represented approximately 85% of this business segment’s revenue and approximately 67% of the Company’s total revenue. Our clinical trials services business segment represented approximately 14% of total revenue and provides clinical research, drug safety and regulatory professionals on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe. Our other human capital management services business segment represented approximately 7% of the remaining total Company revenue and consists of the education and training, and retained search businesses.

For the three months ended September 30, 2007, revenue was $185.1 million, and net income was $7.0 million, or $0.22 per diluted share. For the nine months ended September 30, 2007, cash provided by operating activities of $17.3 million was used primarily for capital expenditures and to repurchase shares of our common stock. In addition, we borrowed a net of $22.0 million primarily related to the funding of two acquisitions in our clinical trials services business segment (see Acquisitions below). We ended the quarter with total debt of $44.1 million, resulting in a debt to total capitalization ratio of 10.2%.

Demand, in our nurse and allied staffing business, as measured by the average monthly number of open orders from our hospital clients, is substantially higher than the low-point of the most recent industry down-turn in 2003, but is well below the prior industry peak in 2001. We believe this improvement from the low point is due to improved labor dynamics that have created increased nurse turnover at hospitals recently, which in turn has contributed to price increases for our nurse staffing services. Despite this improved market environment hospital in-patient admissions trends have remained soft through 2007 with low expectations for near term growth. Typically, as admissions increase, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their regular employees. We believe many of the characteristics of a transition from a demand-constrained environment toward a more favorable supply-constrained environment were present during 2006 and 2007 thus far, particularly the improvement in pricing. In addition to continued strength in pricing, our staffing volume for the first nine months of 2007 improved on a year over year basis.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	75.2	76.8	76.2	76.8
Selling, general and administrative expenses	17.0	16.4	16.9	17.0
Bad debt expense	0.0	0.0	0.2	0.0
Depreciation and amortization	1.1	1.1	1.1	1.1
Legal settlement charge	0.0	5.4	0.0	1.8
Income from operations	6.7	0.3	5.6	3.3
Foreign exchange loss	0.0	0.0	0.0	0.0
Interest expense, net	0.5	0.2	0.4	0.2
Income from continuing operations before income taxes	6.2	0.1	5.2	3.1
Income tax expense	2.4	0.0	2.0	1.2
Income from continuing operations	3.8	0.1	3.2	1.9
Discontinued operations, net of income taxes	0.0	0.0	0.0	0.0
Net income	3.8%	0.1%	3.2%	1.9%

Acquisitions

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash. The purchase price is subject to a working capital adjustment that is expected to be settled in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. We financed this acquisition using our revolving credit facility.

Headquartered in Cupertino, California, Assent provides staffing services primarily consisting of highly qualified clinical research, biostatistics and drug safety staffing services nationwide to companies in the pharmaceutical and biotechnology industries. We believe this acquisition provides us with a greater geographical presence on the West Coast of the U.S. and broadens our client base for our clinical trials services business.

The acquisition has been accounted for using the purchase method and it is included in the clinical trials services segment. The results of Assent operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

Based on the preliminary independent third-party appraisal we assigned the following values to intangible assets: $5.2 million for customer relations with a useful life of 10 years, $0.5 million to database with a useful life of 6 years, $0.4 million to a noncompete agreement with a useful life of 5 years, and $0.3 million to trademarks with a useful life of 1.5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

On June 6, 2007, we acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7.2 million, consisting of an up-front payment of £4.0 million and potential earnout payments up to £3.2 million in 2007 and 2008. The share purchase agreement also specified an estimated additional payment of £0.5 million, paid at closing, consisting of cash purchased, along with a post-closing net working capital adjustment. An additional amount of £0.2 million was paid in the third quarter of 2007, based on changes in net working capital, as defined by the share purchase agreement, and has been allocated to goodwill as additional purchase price.

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

Based on an independent third-party appraisal, we assigned $1.7 million to trademarks with an indefinite life and not subject to amortization. In addition, we assigned $2.6 million to total other identifiable intangible assets as follows: $2.2 million was assigned to customer relations with a useful life of 8.6 years, and $0.4 million was assigned to other intangibles with an estimated useful life of 6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

Segment Information

During the second quarter of 2007, we reevaluated our reporting segments in conjunction with our recent acquisitions of clinical trials services businesses. In addition to the clinical trials services acquisitions described above, we acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively, “Metropolitan Research”) in the third quarter of 2006. We have disaggregated clinical trials services from nurse and allied staffing, both formerly included in our healthcare staffing segment and have presented a new reporting segment for clinical trials services that includes the results of our organic ClinForce business, Metropolitan Research, AKOS, and Assent. All prior period data has been reclassified to conform to the current period presentation.

Our nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to acute care hospitals. Nurse and allied staffing services are also marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S. Our clinical trials services provides clinical trials, drug safety and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations and acute care hospitals conducting clinical research trials in the United States, Canada and Europe. Other human capital management services include the combined results of our Company’s education and training and retained search businesses.

The following table presents, for the periods indicated, selected condensed consolidated statements of income data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Amounts in thousands)
Revenue from unaffiliated customers:
Nurse and allied staffing	$145,780	$138,111	$433,497	$409,661
Clinical trials services	26,164	13,290	65,444	34,267
Other human capital management services	13,180	11,475	37,615	35,479
	$185,124	$162,876	$536,556	$479,407

Contribution income (a):
Nurse and allied staffing	$14,329	$13,473	$39,385	$38,110
Clinical trials services	5,064	1,740	10,597	4,412
Other human capital management services	1,639	2,181	5,728	7,097
	21,032	17,394	55,710	49,619
Unallocated corporate overhead	6,660	6,391	19,952	19,996
Depreciation	1,370	1,315	4,359	4,020
Amortization	622	418	1,361	1,130
Legal settlement charge	—	8,827	34	8,827
Foreign exchange loss	59	—	59	—
Interest expense, net	808	273	1,823	979
Income from continuing operations before income taxes	$11,513	$170	$28,122	$14,667

———————

(a)

We define contribution income as earnings before interest, income taxes, depreciation, amortization, foreign exchange loss, legal settlement charge, secondary offering costs and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Revenue from services increased $22.2 million, or 13.7%, to $185.1 million for the three months ended September 30, 2007 as compared to $162.9 million for the three months ended September 30, 2006. The increase was partially due to the additional revenue from our clinical trials services acquisitions. Excluding the impact of acquisitions, revenue increased $11.8 million or 7.3%. This increase was primarily due to an increase in revenue from our nurse and allied staffing segment, supplemented by increases in organic revenue from our clinical trials services segment and our other human capital management services segment.

Revenue from our nurse and allied staffing business segment increased $7.7 million, or 5.6%, to $145.8 million in the three months ended September 30, 2007, from $138.1 million in the three months ended September 30, 2006. The increase in revenue from our nurse and allied staffing business segment was primarily from our travel nurse staffing operations, and was partially offset by a decrease in revenue from our per diem staffing and allied staffing operations. The revenue increase was due to improved pricing and volume that was slightly offset by a reduction in average hours worked per week.

Average nurse and allied staffing revenue per full-time equivalents (FTEs) and average bill rates increased approximately 3.7% and 4.1%, respectively, during the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

The average number of nurse and allied staffing FTEs on contract in the three months ended September 30, 2007, increased 1.8% from the three months ended September 30, 2006.

In the three months ended September 30, 2007, nurse staffing operations generated 92.7% of nurse and allied staffing revenue and 7.3% was generated by allied staffing operations. For the three months ended September 30, 2006, 92.0% of nurse and allied staffing revenue was generated from nursing operations and 8.0% was generated by allied staffing operations.

Revenue from clinical trials services increased $12.9 million, or 96.9%, to $26.2 million in the three months ended September 30, 2007, from $13.3 million in the three months ended September 30, 2006. Excluding the impact of the acquisitions of Assent, AKOS, and Metropolitan Research, revenue increased $2.5 million, or 18.5%. This increase is primarily due to an increase in temporary staffing volume, partially offset by a decrease in pricing due to mix.

Revenue from other human capital management services for the three months ended September 30, 2007, increased 14.9% to $13.2 million from $11.5 million in the three months ended September 30, 2006, reflecting increases in both our education and training and retained search businesses.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $14.2 million, or 11.3%, to $139.3 million for the three months ended September 30, 2007, as compared to $125.1 million for three months ended September 30, 2006. This increase was partially due to the impact of the Assent, AKOS, and Metropolitan Research acquisitions.

As a percentage of revenue, direct operating expenses represented 75.2% of revenue for the three months ended September 30, 2007 and 76.8% for the three months ended September 30, 2006. This decrease is primarily due to a change in mix of revenue from our business segments. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions.  Clinical trials services and other human capital management services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment.

Selling, general and administrative expenses increased $4.7 million or 17.5% to $31.5 million for the three months ended September 30, 2007, as compared to $26.8 million for the three months ended September 30, 2006. The increase in selling, general and administrative expenses was primarily due to additional expenses from the acquisitions, higher expenses in the nurse and allied staffing business and higher selling expenses in the other human capital management services businesses.

Unallocated corporate overhead was $6.7 million in the three months ended September 30, 2007, compared to $6.4 million in the three months ended September 30, 2006. As a percentage of consolidated revenue, unallocated corporate overhead was 3.6% during the three month period ended September 30, 2007, and 3.9% in the three month period ended September 30, 2006, primarily due to improved operating leverage.

As a percentage of revenue, selling, general and administrative expenses were 17.0% and 16.4%, respectively, for the three months ended September 30, 2007 and 2006, primarily due a change in mix of revenue from our business segments. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions. Clinical trial services and other human capital management services generally operate with a higher selling, general and administrative burden than our nursing and allied staffing business segment.

Bad debt expense was not recorded for the three month periods ending September 30, 2007 or 2006, reflecting improvements in collections in both periods.

Contribution income from our nurse and allied staffing segment for the three months ended September 30, 2007, increased $0.9 million or 6.4%, to $14.3 million from $13.5 million in the three month period ended September 30, 2006. As a percentage of nurse and allied staffing revenue, contribution income was 9.8% for the three months ended September 30, 2007and 2006. A widening of our bill-pay spread, as well as lower health insurance claims, were offset by higher housing, professional liability and administrative salary expenses.

Contribution income from clinical trials services for the three months ended September 30, 2007, increased $3.3 million to $5.1 million, compared to $1.7 million in the three months ended September 30, 2006. As a percentage of revenue, contribution income from our clinical trials services business was 19.4% in the three months ended September 30, 2007, compared to 13.1% in the three months ended September 30, 2006. This increase is primarily due to the impact of the acquisitions that operate at higher margins and secondarily to organic improvement.

Contribution income from other human capital management services for the three months ended September 30, 2007, decreased by $0.5 million or 24.9%, to $1.6 million, from $2.2 million in the three months ended September 30, 2006. This decrease was due to higher selling, general and administrative expenses in both businesses. Contribution income as a percentage of other human capital management services revenue for three months ended September 30, 2007, was 12.4% compared to 19.0% for the three months ended September 30, 2006 primarily due to higher direct mail expenses in our education and training business and higher legal expenses in our retained search business related to a specific case that concluded during the third quarter of 2007.

Depreciation and amortization expense in the three months ended September 30, 2007, totaled $2.0 million as compared to $1.7 million for the three months ended September 30, 2006. As a percentage of revenue, depreciation and amortization expense was 1.1% for both the three month periods ended September 30, 2007 and 2006.

Interest expense, net totaled $0.8 million for the three months ended September 30, 2007, as compared to $0.3 million for the three months ended September 30, 2006. This increase was primarily due to higher average borrowings outstanding in the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The effective interest rate on our borrowings for the three months ended September 30, 2007, was 6.8% compared to a rate of 6.9% for the three months ended September 30, 2006. Higher borrowings in the three months ended September 30, 2007, were primarily as a result of the funding of the acquisitions of Assent and AKOS.

Legal settlement charge was $8.8 million for the three months ended September 30, 2006. In the third quarter of 2006, we had reached an agreement in principle to settle the California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003. (See Legal settlement charge Note). The $8.8 million represented our best estimate of costs at that time to settle this lawsuit. As reported in our Form 10-K for the year ended December 31, 2006, we revised our estimate of the settlement to $6.7 million in the fourth quarter of 2006 to reflect the actual participation rate. The actual settlement payment made was approximately $6.7 million paid out in the first quarter of 2007.

Income taxes totaled $4.5 million for the three months ended September 30, 2007, as compared to less than $0.1 million for the three months ended September 30, 2006. The effective tax rate on continuing operations was 38.8% in the three months ended September 30, 2007. In the three months ended September 30, 2006, we accrued a benefit of approximately $3.4 million relating to the legal settlement charge. In addition, we benefited from reconciliation adjustments in the three months ended September 30, 2006. Excluding these reconciliation adjustments, the estimated effective tax rate in the three months ended September 30, 2006 was 38.7%.

As of January 1, 2007, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). The impact upon adoption was to decrease retained earnings by approximately $0.7 million. There was no material impact on our condensed consolidated statements of income during the three months ended September 30, 2007. See Note 10 – Income Taxes.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Revenue from services increased $57.1 million, or 11.9%, to $536.6 million for the nine months ended September 30, 2007 as compared to $479.4 million for the nine months ended September 30, 2006. The increase was partially due to the additional revenue from our acquisitions. Excluding the impact of acquisitions, revenue increased $32.9 million or 6.9%. This increase was primarily due to an increase in revenue from our nurse and allied staffing business segment, supplemented by increases in organic revenue from our clinical trials services business segment and our other human capital management business services segment.

Revenue from our nurse and allied staffing business segment increased $23.8 million, or 5.8%, to $433.5 million in the nine months ended September 30, 2007, from $409.7 million in the nine months ended September 30, 2006. The increase in revenue from our nurse and allied staffing business segment was primarily from our travel nurse staffing operations, and was partially offset by a decrease in revenue from our per diem staffing operations. The revenue increase was due to a combination of improved pricing and volume.

Average nurse and allied staffing revenue per FTE and average bill rates increased approximately 3.9% and 3.8%, respectively, during the nine months ended September 30, 2007, compared to the nine months ended September 30,

2006. The average number of nurse and allied staffing FTEs on contract in the nine months ended September 30, 2007, increased 1.9% from the nine months ended September 30, 2006.

In the nine months ended September 30, 2007, nurse staffing operations generated 92.3% of nurse and allied staffing revenue and 7.7% was generated by allied staffing operations. For the nine months ended September 30, 2006, 91.7% of nurse and allied staffing revenue was generated from nursing operations and 8.3% was generated by allied staffing operations.

Revenue from clinical trials services increased $31.2 million or 91.0% to $65.4 million in the nine months ended September 30, 2007, from $34.3 million in the nine months ended September 30, 2006, primarily as a result of acquisitions. Excluding the impact of the acquisitions, revenue increased $7.0 million, or 20.3%. This increase is primarily due to an increase in temporary staffing volume, partially offset by a decrease in pricing due to mix.

Revenue from other human capital management services for the nine months ended September 30, 2007, increased $2.1 million or 6.0%, to $37.6 million from $35.5 million in the nine months ended September 30, 2006, primarily due to an increase in our education and training business. Revenue from our education and training business increased due to increases in the number of seminars, the average attendance, and the average fee per registrant.

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $40.6 million or 11.0% to $408.6 million for the nine months ended September 30, 2007, as compared to $368.0 million for nine months ended September 30, 2006. This increase was partially due to the impact of the clinical trials services acquisitions.

As a percentage of revenue, direct operating expenses represented 76.2% of revenue for the nine months ended September 30, 2007 and 76.8% for the nine months ended September 30, 2006. This decrease is primarily due to a change in mix of business segments due to the clinical trials services acquisitions. Clinical trials services tend to have lower direct costs as a percentage of revenue than our other business segments

Selling, general and administrative expenses increased $9.1 million, or 11.2%, to $90.9 million for the nine months ended September 30, 2007, as compared to $81.8 million for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses was primarily due to additional expenses from the clinical trials services acquisitions, higher general and administrative expenses in our nurse and allied staffing business segment, higher selling expenses in our education and training business, and higher legal expenses in our retained search business related to a specific case that concluded during the third quarter of 2007.

Unallocated corporate overhead was $20.0 million in the nine months ended September 30, 2007 and 2006. As a percentage of consolidated revenue, unallocated corporate overhead was 3.7% during the nine month period ended September 30, 2007, and 4.2% in the nine month period ended September 30, 2006, reflecting improved operating leverage.

As a percentage of revenue, selling, general and administrative expenses were 16.9% and 17.0% for the nine months ended September 30, 2007 and 2006, respectively.

Bad debt expense totaled $1.3 million in the nine months ended September 30, 2007 compared to approximately $22,000 in the nine months ended September 30, 2006. During the nine month period ended September 30, 2007, we increased our reserves, based on the aging of certain accounts for a few slow-paying customers.

Contribution income from our nurse and allied staffing segment for the nine months ended September 30, 2007, increased $1.3 million or 3.3%, to $39.4 million from $38.1 million in the nine month period ended September 30, 2006. As a percentage of nurse and allied staffing revenue, contribution income was 9.1% for the nine months ended September 30, 2007, compared to 9.3% for the nine months ended September 30, 2006. This decrease is primarily due to higher housing, bad debt, and general and administrative salaries, partially offset by a widening of our bill-pay spread.

Contribution income from clinical trials services for the nine months ended September 30, 2007, increased $6.2 million to $10.6 million, compared to $4.4 million in the nine months ended September 30, 2006. As a percentage of revenue, contribution income from our clinical trials services business was 16.2% in the nine months ended September 30, 2007, compared to 12.9% in the nine months ended September 30, 2006. This increase is primarily due to a higher contribution margin from our organic clinical trials services business, reflecting higher margin business and improved operating leverage.

Contribution income from other human capital management services for the nine months ended September 30, 2007, decreased $1.4 million or 19.3%, to $5.7 million from $7.1 million in the nine months ended September 30, 2006. This decrease reflects a lower contribution from both our retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue for the nine months ended September 30, 2007, was 15.2% compared to 20.0% for the nine months ended September 30, 2006 primarily due to higher direct mail expenses in our education and training business and higher legal and administrative expenses in our retained search business.

Depreciation and amortization expense in the nine months ended September 30, 2007, totaled $5.7 million as compared to $5.2 million for the nine months ended September 30, 2006. As a percentage of revenue, depreciation and amortization expense were 1.1% for both the nine month periods ended September 30, 2007 and 2006.

Legal settlement charge was $8.8 million for the nine months ended September 30, 2006. In the third quarter of 2006, we had reached an agreement in principle to settle the California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003. (See Legal settlement charge Note). The $8.8 million represented our best estimate of costs at that time to settle this lawsuit. As reported in our Form 10-K for the year ended December 31, 2006, we revised our estimate of settlement to $6.7 million in the fourth quarter of 2006 to reflect the actual participation rate. The actual settlement payment made was approximately $6.7 million, pretax, paid out in the first quarter of 2007.

Interest expense, net totaled $1.8 million for the nine months ended September 30, 2007, as compared to $1.0 million for the nine months ended September 30, 2006. This increase was primarily due to higher average borrowings outstanding in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, and a higher effective borrowing cost in the nine months ended September 30, 2007. The effective interest rate on our borrowings for the nine months ended September 30, 2007, was 6.9% compared to a rate of 6.4% for the nine months ended September 30, 2006. Higher borrowings outstanding in the nine months ended September 30, 2007 were primarily due to the acquisitions of Assent and AKOS and the legal settlement payment referred to above.

Income taxes totaled $10.8 million for the nine months ended September 30, 2007, as compared to $5.7 million for the nine months ended September 30, 2006. The effective tax rate on continuing operations was 38.4% in the nine months ended September 30, 2007, compared to 38.6% in the nine months ended September 30, 2006. There was no material impact on our condensed consolidated statements of income related to the adoption of FIN 48 during the nine months ended September 30, 2007. See Note 10 – Income Taxes.

Liquidity and Capital Resources

As of September 30, 2007, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 3.0 to 1. Working capital increased by $14.9 million to $100.1 million as of September 30, 2007, compared to $85.2 million as of December 31, 2006. The increase in working capital is partly due to the payout of a specific legal settlement in the first quarter of 2007 that was accrued for in the amount of $6.7 million and included in accrued legal settlement charge as of December 31, 2006. An organic increase in receivables and working capital acquired as a result of the acquisitions also contributed to the increase.

Net cash provided by operating activities during the nine months ended September 30, 2007, was $17.3 million, compared to net cash provided by operating activities of $29.7 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we paid $6.7 million, pretax, to settle the class-action lawsuit referred to above. The remaining decrease is primarily due to an increase in accounts receivable in the nine months ended September 30, 2007, compared to a decrease in the nine months ended September 30, 2006, due to higher revenue in the third quarter of 2007. Days’ sales outstanding were 61 days at September 30, 2007, as adjusted for the timing of the Assent acquisition, an increase of 1 day compared to 60 days at December 31, 2006.

Investing activities used $35.2 million during the nine months ended September 30, 2007, primarily for the acquisitions of Assent and AKOS and capital expenditures. During the nine months ended September 30, 2006, investing activities used $22.6 million, primarily for the acquisition of Metropolitan Research of $16.1 million, and for capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2007, was $17.9 million compared to net cash used of $7.2 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we borrowed a net of $22.0 million, consisting of borrowings on our revolving credit facility, net of repayments of total debt, as compared to net repayments on total debt of $4.8 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, our borrowing was primarily a result of the need to fund the acquisitions of Assent and AKOS. Other cash in the nine months ended September 30, 2007, was used to repurchase our common stock and was partially offset by proceeds and tax benefits from stock option exercises.

Stockholders’ Equity

The 2007 Stock Incentive Plan (Plan) was approved by our stockholders at our 2007 Annual Meeting of Stockholders, held in May. The Plan provides for the issuance of Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Shares, and Other Stock-Based Awards as defined by the Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the Plan or with respect to which awards may be granted may not exceed 1,500,000 shares, which may be either authorized and unissued Common Stock or Common Stock held in or acquired for the treasury of our Company; provided, however, that 1,200,000 shares of this aggregate limit may be used for awards that are not “appreciation awards” (including restricted stock, performance shares or certain other stock-based awards).  As a result, our 1999 Stock Option Plan was merged into the new Plan and our 1999 Equity Participation Plan was terminated.

In October 2007, a total of 5,850 Stock Options, 169,500 Stock Appreciation Rights and 84,600 shares of Restricted Stock were granted under the 2007 Plan to our management team. The Stock Appreciation Rights can only be settled with stock. The value of the awards granted totaled approximately $3.0 million which is expected to be expensed ratably over a period of 4 years

On May 10, 2006, our Board of Directors authorized a new stock repurchase program whereby we may purchase up to an additional 1.5 million of our common shares, subject to the constraints of our current credit agreement. During the three months ended March 31, 2007, the previously authorized 1.5 million stock repurchase program, which was authorized on November 4, 2002, was depleted, and, accordingly, we commenced repurchases under this new authorization.

During the nine months ended September 30, 2007, we repurchased, under both programs, a total of 346,998 shares at an average price of $17.31. The cost of such purchases was approximately $6.0 million. During the nine months ended September 30, 2006, we purchased, under the November 2002 program, 158,900 shares of common stock at an average cost of $16.87 per share, for a total cost of $2.7 million. All of the common stock was retired. Under the remainder of the new authorization, we can purchase up to an additional 1,222,874 million shares. The shares may be purchased from time to time on the open market. The repurchase program may be discontinued at any time at our discretion. At September 30, 2007, we had approximately 31.9 million shares outstanding.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

During the nine months ended September 30, 2007:

•

The Company entered into a ten year lease, commencing September 15, 2007, for approximately 27,000 square feet of office space to replace the current space leased by its retained search business. Total future minimum rental payments are $8.2 million.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following additional risk should be read in conjunction with risks previously disclosed in our Form 10-K filing for the year ended December 31, 2006:

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated less than 1% of our consolidated revenue in the three and nine month periods ended September 30, 2007, and were from the United Kingdom. We have not entered into any foreign currency derivative instruments.

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

Our international business activities are subject to inherent risks, including, but not limited to: overlapping or varying tax structures; inflation; fluctuations in currency exchange rates; varying economic and political conditions; multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay; the termination of employment; management inefficiencies; and variations in foreign law applicable to our non-U.S. businesses generally. In addition, there can be no assurance we will be able to continue to obtain all necessary licenses or approvals to continue our operations in these foreign jurisdictions or that the cost of compliance will not prove to be material in the future. Any negative condition resulting from any one of these risks may reduce our revenues and profits and any attempts to mitigate these risks may not be successful.

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

During the three months ended September 30, 2007, we purchased, under this program, a total of 116,340 shares at an average price of $15.78. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
July – July 31, 2007	—	—	—	1,339,214
August 1 – August 31, 2007	93,100	$15.61	93,100	1,246,114
September 1 – September 30, 2007	23,240	$16.48	23,240	1,222,874
Total July 1 – September 30, 2007	116,340	$15.78	116,340	1,222,874

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: November 6, 2007	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: November 6, 2007	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer