Form 10-Q
period 2008-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2008-05-12
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had outstanding 30,656,449 shares of Common Stock, par value $0.0001 per share, as of April 30, 2008.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, without limitation, the following: our ability to attract and retain qualified nurses and other healthcare personnel, costs and availability of short-term leases for our travel nurses, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including from time to time entering into Letters of Intent which may or may not result in the completion of an acquisition, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

All references to “we”, “us”, “our”, or “Cross Country” in this Quarterly Report on Form 10-Q mean Cross Country Healthcare, Inc., its subsidiaries and affiliates.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

March 31, 2008

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$3,525	$9,066
Accounts receivable, net	114,967	116,133
Deferred tax assets	6,274	6,172
Other current assets	18,187	17,768
Total current assets	142,953	149,139
Property and equipment, net	22,475	23,460
Trademarks, net	19,092	19,153
Goodwill, net	335,101	326,119
Other identifiable intangible assets, net	15,364	15,996
Debt issuance costs, net	386	424
Other long-term assets	973	1,017
Total assets	$536,344	$535,308

Current liabilities:
Accounts payable and accrued expenses	$8,587	$10,203
Accrued employee compensation and benefits	27,697	26,102
Current portion of long-term debt	7,849	5,067
Income taxes payable	3,801	1,222
Other current liabilities	8,480	7,815
Total current liabilities	56,414	50,409

Non-current deferred tax liabilities	49,545	49,547
Long-term debt	34,292	34,385
Other long-term liabilities	9,720	10,530
Total liabilities	149,971	144,871

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	235,956	245,844
Other stockholders' equity	150,414	144,590
Total stockholders' equity	386,373	390,437
Total liabilities and stockholders' equity	$536,344	$535,308

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenue from services	$179,251	$176,093
Operating expenses:
Direct operating expenses	134,074	135,604
Selling, general and administrative expenses	32,165	29,518
Bad debt expense	484	785
Depreciation	1,786	1,484
Amortization	673	369
Legal settlement charge	—	13
Total operating expenses	169,182	167,773
Income from operations	10,069	8,320
Other expenses:
Foreign exchange loss (gain)	(6)	—
Interest expense, net	639	486
Income before income taxes	9,436	7,834
Income tax expense	3,586	3,032
Net income	$5,850	$4,802
Net income per common share:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15

Weighted average common shares outstanding:
Basic	31,149	32,134
Diluted	31,333	32,848

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$5,850	$4,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,786	1,484
Amortization	673	369
Bad debt expense	484	785
Deferred income tax expense	103	5,691
Other noncash charges	237	45
Changes in operating assets and liabilities:
Accounts receivable	680	(2,337)
Other current assets	(728)	(742)
Income taxes	2,491	(2,204)
Accounts payable and accrued expenses	(905)	(3,438)
Accrued legal settlement charge	—	(6,704)
Other current liabilities	664	681
Net cash provided by (used in) operating activities	11,335	(1,568)

Investing activities
Acquisition related payments	(8,630)	(515)
Purchases of property and equipment	(806)	(1,830)
Net cash used in investing activities	(9,436)	(2,345)

Financing activities
Repayment of debt	(35,680)	(44,045)
Proceeds from issuance of debt	38,369	48,876
Exercise of stock options	22	1,146
Stock repurchase and retirement	(10,111)	(2,325)
Tax benefit of stock option exercises	3	250
Net cash (used in) provided by financing activities	(7,397)	3,902

Effect of exchange rate changes on cash	(43)	11

Change in cash and cash equivalents	(5,541)	—
Cash and cash equivalents at beginning of period	9,066	—
Cash and cash equivalents at end of period	$3,525	$—

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Typically, in the first quarter of the fiscal year, the Company’s results are negatively impacted by the reset of payroll taxes.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2007, condensed consolidated balance sheet included herein was derived from the December 31, 2007, audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.

COMPREHENSIVE INCOME

The Company’s foreign operations use their respective local currency as their functional currency. In accordance with Financial Accounting Standard Board (FASB) Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in other stockholders’ equity on the condensed consolidated balance sheets and was $0.1 million and $0.2 million at March 31, 2008 and December 31, 2007, respectively.

Total comprehensive income was $5.8 million and $4.8 million for the three month periods ended March 31, 2008 and 2007, respectively. Total comprehensive income includes net income and foreign currency translation adjustments.

3.

EARNINGS PER SHARE

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding including the vested portion of restricted shares. The denominator used to calculate diluted earnings per share reflects the dilutive effects of stock options, stock appreciation rights and nonvested restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from per share calculations because their effect would have been anti-dilutive.

4.

ACQUISITIONS

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment of approximately $0.5 million that was settled with a payment to the Company in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration is not related to the sellers’ employment. In April 2008, the Company paid $4.6 million related to 2007 performance satisfying all amounts potentially due to the seller in accordance with the asset purchase

4.

ACQUISITIONS (continued)

agreement.  Approximately $2.6 million of the amount was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations. The remaining $2.0 million is being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone is not achieved. If ultimately paid to the seller, the escrowed amount will be allocated to goodwill as additional purchase price. The Company financed this acquisition using its revolving credit facility.

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

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and an independent third-party appraisal. Based on the independent third-party appraisal, the Company assigned the following values to intangible assets: $5.2 million for customer relations with a useful life of 10 years, $0.5 million to database with a useful life of 6 years, $0.4 million to a noncompete agreement with a useful life of 5 years, and $0.3 million to trademarks with a useful life of 1.5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $11.6 million and was recorded as goodwill, which is expected to be deductible for tax purposes.

AKOS Limited

On June 6, 2007, the Company acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7.2 million, consisting of an up-front payment of £4.0 million and potential earnout payments up to a maximum of £3.2 million in 2007 and 2008, plus a working capital adjustment. The share purchase agreement also specified an estimated additional payment of £0.5 million, paid at closing, consisting of cash purchased. An additional amount of £0.2 million was paid in the third quarter of 2007, based on changes in net working capital, as defined by the share purchase agreement, and has been allocated to goodwill as additional purchase price.

The consideration for this acquisition equated to $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which was held in escrow to cover any post-closing liabilities. The post-closing net working capital adjustment equated to approximately $0.4 million.  The Company financed this transaction using its revolving credit facility.

The potential earnout payments are based on 2007 and 2008 performance, as defined by the share purchase agreement and consideration is not related to the sellers’ employment.  In the first quarter of 2008, the Company paid £1.1 million (approximately $2.2 million) related to the 2007 performance.  This payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.  If any other additional earnout payments are made, they will also be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

AKOS, conducting business since 1986, is a provider of drug safety/pharmacovigilance, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. AKOS is based approximately 30 miles north of London, England, and strategically located inside what is considered to be the United Kingdom’s research triangle that extends outward from London to Cambridge and Oxford Universities. The Company believes the addition of AKOS will allow the Company to provide a more global and comprehensive range of contract staffing and outsourcing services to pharmaceutical and biotech customers.

The acquisition has been accounted for using the purchase method and is included in the clinical trials services segment. The results of AKOS’ operations have been included in the condensed consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and an independent third-party appraisal. Based on an

4.

ACQUISITIONS (continued)

independent third-party appraisal, the Company assigned $1.7 million to trademarks with an indefinite life and not subject to amortization. In addition, the Company assigned $2.6 million to other identifiable intangible assets subject to amortization, as follows: $2.2 million was assigned to customer relations with a useful life of 8.6 years, and $0.4 million was assigned to other intangibles with an estimated useful life of 6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $3.8 million and was recorded as goodwill, which is not deductible locally for tax purposes.

Metropolitan Research

During the three month period ended March 31, 2008, the Company paid approximately $6.4 million and satisfied all earnout payments due to the sellers of Metropolitan Research, in accordance with the asset purchase agreement.  The payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

5.

DEBT

The Company’s senior secured revolving credit facility entered into on November 10, 2005 (the 2005 Credit Agreement), consists of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The credit facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of March 31, 2008, the Company had $40.8 million of borrowings and $3.3 million of standby letters of credit outstanding under this facility, leaving $30.9 million available for borrowing. The Company may, at its option, request an increase to the amount of principal borrowings of up to $50.0 million via an increase in the revolving credit facility and/or through one or more term loan facilities.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of March 31, 2008, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $33.5 million of borrowings under this facility is classified as long-term as of March 31, 2008. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. At March 31, 2008 and December 31, 2007, the Company had $1.4 million and $1.5 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

6.

STOCKHOLDERS’ EQUITY

On May 10, 2006, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1.5 million shares of its common stock.  On February 28, 2008, the Company’s Board of Directors authorized a stock repurchase program whereby it may purchase up to an additional 1.5 million shares of its common stock, subject to the terms of the Company’s current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion. The Company commenced repurchases under the February 2008 authorization during the first quarter of 2008 upon the completion of the May 2006 authorization.

During the three months ended March 31, 2008, the Company repurchased a total, under both programs, of 870,273 shares at an average price of $11.62. The cost of such purchases was approximately $10.1 million. During the three months ended March 31, 2007, the Company purchased a total of 125,246 shares of common stock at an average cost of $18.56 per share, for a total cost of $2.3 million. All of the common stock purchased was retired. Under the February 2008 authorization, the Company may purchase up to an additional 1,495,101 shares of common stock, subject to the constraints of the Company’s credit agreement. At March 31, 2008, the Company had approximately 30.7 million shares of common stock outstanding.

7.

SEGMENT DATA

In the second quarter of 2007, the Company reevaluated its reporting segments in conjunction with its recent acquisitions of clinical trials services businesses (See Note 3 – Acquisitions). As a result, the Company disaggregated clinical trials services from nurse and allied staffing, both formerly included in the healthcare staffing segment. The new reporting segment for clinical trials services includes the Company’s ClinForce, Metropolitan Research, AKOS, and Assent businesses. All prior period segment data has been reclassified to conform to the current period presentation.

Nurse and allied staffing primarily provides travel nurse and allied staffing services and per diem nurse services to primarily acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. Clinical trials services provides clinical trials, drug safety, and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe. Other human capital management services include the combined results of the Company’s education and training and retained search businesses. Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2008	2007
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$140,666	$144,522
Clinical trials services	24,869	19,711
Other human capital management services	13,716	11,860
	$179,251	$176,093

Contribution income (a):
Nurse and allied staffing	$12,861	$12,193
Clinical trials services	3,770	2,562
Other human capital management services	2,395	2,099
	19,026	16,854
Unallocated corporate overhead	6,498	6,668
Depreciation	1,786	1,484
Amortization	673	369
Legal settlement charge	—	13
Income from operations	$10,069	$8,320

———————

(a)

The Company defines contribution income as income from operations before depreciation, amortization, legal settlement charge and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

8.

CONTINGENCIES

Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.

In the third quarter of 2006, the Company reached an agreement in principle to settle the California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003. The estimated settlement amount of $6.7 million was reported as legal settlement charge on the Company’s consolidated statements of income in 2006. The settlement payment was approximately $6.7 million, and was paid out in the first quarter of 2007.

8.

CONTINGENCIES (continued)

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

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a material effect on the Company’s consolidated financial position or results of operations.

9.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities.  At January 1, 2008, the adoption of FASB Statement No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.  The Company does not expect the deferred portion of the adoption to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. As the Company did not elect fair value treatment for qualifying instruments that exist as of the effective date, the adoption of this Statement does not have a material impact on its condensed consolidated financial statements. The Company may elect to measure qualifying instruments at fair value in the future.

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (FASB 141R), which replaces FASB Statement No. 141, Business Combinations. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will

9.

RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FASB 141R could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2007, and is intended to assist the reader in understanding the financial results and condition of the Company.

Overview

In the first quarter of 2008, our nurse and allied staffing business segment, which is comprised of travel and per diem nurse and travel allied staffing, represented approximately 78% of our total revenue. Travel nurse staffing represented approximately 85% of this business segment’s revenue and approximately 67% of the Company’s total revenue. Our clinical trials services business segment, which provides a flexible range of traditional contract staffing, clinical research outsourcing, drug safety monitoring, and regulatory consulting services, represented approximately 14% of total revenue. Our other human capital management services business segment represented approximately 8% of total Company revenue and consists of the education and training, and retained search businesses.

For the three months ended March 31, 2008, revenue was $179.3 million, and net income was $5.9 million, or $0.19 per diluted share. Cash provided by operating activities for the three months ended March 31, 2008, was $11.3 million and was used primarily for repurchases of shares of our common stock, earnout payments related to acquisitions in our clinical trials services business segment, and capital expenditures. We ended the quarter with total debt of $42.1 million, resulting in a ratio of debt, net of cash, to total capitalization of 9.0%.

The demand for our nurse and allied staffing business, as measured by the average monthly number of open orders from our hospital clients, is currently up year-over-year due to the unexpected and unseasonal surge in orders that began to materialize in early February.  However, this increase in demand has not yet been translated into an increase in staffing volume.  We believe the travel nurse business historically does not respond immediately to spikes in demand as full-time nurses are not likely to give up their seniority and security of hospital employment for a short-term opportunity to make more as a travel nurse.  Typically, we believe nurses look for a sustained period of strong, or, at least consistent demand for travel nurses before a greater number of nurses will leave their full-time hospital employment and take an assignment with us.  A nurse’s willingness to leave a full-time hospital job may also be affected by the overall economic environment and its potential impact on the employment security and income earnings potential of the nurse’s spouse.  We believe that recent weakness in the nation’s employment statistics is likely having an adverse effect on the willingness of nurses to relinquish their full-time job security.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2008	2007

Revenue from services	100.0%	100.0%
Direct operating expenses	74.8	77.0
Selling, general and administrative expenses	17.9	16.8
Bad debt expense	0.3	0.4
Depreciation and amortization	1.4	1.1
Income from operations	5.6	4.7
Interest expense, net	0.3	0.3
Income before income taxes	5.3	4.4
Income tax expense	2.0	1.7
Net income	3.3%	2.7%

Acquisitions

Assent Consulting

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment that was settled with a payment of $0.5 million to us in the fourth quarter of 2007.  This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration is not related to the sellers’ employment. In April 2008, we paid $4.6 million related to 2007 performance satisfying all amounts potentially due to the seller in accordance with the asset purchase agreement.  Approximately $2.6 million of the amount was allocated to goodwill as additional purchase price, in accordance with Financial Accounting Standard Board (FASB) Statement No. 141, Business Combinations. The remaining $2.0 million is being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone is not achieved.  If ultimately paid to the seller, the escrowed will be allocated to goodwill as additional purchase price. We financed this acquisition using our revolving credit facility.

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

Based on an independent third-party appraisal, we assigned the following values to intangible assets:  $5.2 million for customer relations with a useful life of 10 years, $0.5 million to database with a useful life of 6 years, $0.4 million to a noncompete agreement with a useful life of 5 years, and $0.3 million to trademarks with a useful life of 1.5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $11.6 million and was recorded as goodwill, which is expected to be deductible for tax purposes.

AKOS Limited

On June 6, 2007, we acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7.2 million, consisting of an up-front payment of £4.0 million and potential earnout payments up to £3.2 million in 2007 and 2008, plus a working capital adjustment. The share purchase agreement also specified an estimated additional payment of £0.5 million, paid at closing, consisting of cash purchased. An additional amount of £0.2 million was paid in the third quarter of 2007, based on changes in net working capital, as defined by the share purchase agreement, and has been allocated to goodwill as additional purchase price.

The consideration for this acquisition was approximately $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which is being held in escrow to cover any post-closing liabilities. The post-closing working capital adjustment equated to approximately $0.4 million.  We financed this transaction using our revolving credit facility.

The potential earnout payments are based on 2007 and 2008 performance, as defined by the share purchase agreement and is not related to the sellers’ employment. In the first quarter of 2008, we paid ₤1.1 million (approximately $2.2 million) related to 2007 performance. This payment and any additional earnout payment will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

AKOS has been conducting business since 1986 and provides drug safety, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. AKOS is based approximately 30 miles north of London, England, and strategically located inside what is considered to be the United Kingdom’s research triangle that extends outward from London to Cambridge and Oxford Universities. We believe the addition of AKOS, will allow us to provide a more global and comprehensive range of contract staffing and outsourcing services to pharmaceutical and biotech customers.

The acquisition has been accounted for using the purchase method and is included in the clinical trials services business segment. The results of AKOS’ operations have been included in the consolidated statements of income since the date of acquisition, in accordance with FASB Statement No. 141.

Based on an independent third-party appraisal, we assigned $1.7 million to trademarks with an indefinite life and not subject to amortization.  In addition, we assigned $2.6 million to total other identifiable intangible assets as follows:  $2.2 million was assigned to customer relations with a useful life of 8.6 years, and $0.4 million was assigned to other intangibles with an estimated useful life of 6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $3.8 million and was recorded as goodwill, which is not deductible locally for tax purposes.

Segment Information

During the second quarter of 2007, we reevaluated our reporting segments in conjunction with our recent acquisitions of clinical trials services businesses. In addition to the clinical trials services acquisitions described above, we acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively, Metropolitan Research) in the third quarter of 2006. We have disaggregated clinical trials services from nurse and allied staffing; both formerly included in our healthcare staffing segment and have presented a new reporting segment for clinical trials services that includes the results of our ClinForce business, Metropolitan Research, AKOS, and Assent. All prior period data has been reclassified to conform to the current period presentation.

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

The following table presents, for the periods indicated, selected condensed consolidated statements of income data by segment:

	Three Months Ended March 31,
	2008	2007
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$140,666	$144,522
Clinical trials services	24,869	19,711
Other human capital management services	13,716	11,860
	$179,251	$176,093

Contribution income (a):
Nurse and allied staffing	$12,861	$12,193
Clinical trials services	3,770	2,562
Other human capital management services	2,395	2,099
	19,026	16,854
Unallocated corporate overhead	6,498	6,668
Depreciation	1,786	1,484
Amortization	673	369
Legal settlement charge	—	13
Income from operations	$10,069	$8,320

———————

(a)

We define contribution income as income from operations before depreciation, amortization, legal settlement charge and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Revenue from services

Revenue from services increased $3.2 million, or 1.8%, to $179.3 million for the three months ended March 31, 2008 as compared to $176.1 million for the three months ended March 31, 2007. The increase was primarily due to the additional revenue from our clinical trials services acquisitions. Excluding the impact of acquisitions, revenue decreased $3.6 million or 2.0%. This decrease was primarily due a decrease in revenue from our nurse and allied staffing segment and our clinical trials services segment, partially offset by an increase in revenue from our other human capital management services segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $3.9 million, or 2.7%, to $140.7 million in the three months ended March 31, 2008, from $144.5 million in the three months ended March 31, 2007. The decrease in revenue from our nurse and allied staffing business segment was primarily from our travel nurse and allied staffing operations.  A decrease in volume versus the prior year more than offset improved pricing.

Average nurse and allied staffing revenue per full-time equivalents (FTEs) and average bill rates increased approximately 3.6% and 2.4%, respectively, during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

The average number of nurse and allied staffing FTEs on contract in the three months ended March 31, 2008, decreased 6.1% from the three months ended March 31, 2007.

In the three months ended March 31, 2008, nurse staffing operations generated 93.2% of nurse and allied staffing revenue and 6.8% was generated by allied staffing operations. For the three months ended March 31, 2007, 92.2% of nurse and allied staffing revenue was generated from nursing operations and 7.8% was generated by allied staffing operations.

Clinical trials services

Revenue from clinical trials services increased $5.2 million, or 26.2%, to $24.9 million in the three months ended March 31, 2008, from $19.7 million in the three months ended March 31, 2007. Excluding the impact of the acquisitions of Assent and AKOS, revenue decreased $1.6 million, or 8.0%. This decline is primarily due to a decrease in traditional contract staffing volume, partially offset by an increase in pricing.

Other human capital management services

Revenue from other human capital management services for the three months ended March 31, 2008, increased $1.9 million, or 15.6%, to $13.7 million from $11.9 million in the three months ended March 31, 2007, reflecting increases in both our education and training and retained search businesses.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $1.5 million, or 1.1%, to $134.1 million for the three months ended March 31, 2008, as compared to $135.6 million for three months ended March 31, 2007. Typically, our first quarter is negatively impacted by the reset of payroll taxes.

As a percentage of revenue, direct operating expenses represented 74.8% of revenue for the three months ended March 31, 2008 and 77.0% for the three months ended March 31, 2007. This decrease is due to a combination of a widening of our bill-pay spread in our travel staffing operations and a change in mix of revenue from our business segments. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions.  Clinical trials services and other human capital management services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.6 million, or 9.0%, to $32.2 million for the three months ended March 31, 2008, as compared to $29.5 million for the three months ended March 31, 2007. The increase in selling, general and administrative expenses was primarily due to higher compensation expense and additional expenses from the 2007 clinical trials services acquisitions.

Included in selling, general and administrative expenses is unallocated corporate overhead of $6.5 million in the three months ended March 31, 2008, compared to $6.7 million in the three months ended March 31, 2007. As a percentage of consolidated revenue, unallocated corporate overhead was 3.6% during the three month period ended March 31, 2008, and 3.8% in the three month period ended March 31, 2007, due to improved operating leverage and lower legal fees.

As a percentage of revenue, selling, general and administrative expenses were 17.9% and 16.8%, respectively, for the three months ended March 31, 2008 and 2007, primarily due to a combination of a change in mix of revenue from our business segments and higher expenses as discussed above. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions. Clinical trial services and other human capital management services generally operate with a higher selling, general and administrative burden than our nursing and allied staffing business segment.

Bad debt expense

Bad debt expense totaled $0.5 million for the three months ended March 31, 2008, as compared to $0.8 million in the three months ended March 31, 2007.  Bad debt expense as a percentage of revenue was 0.3% in the three months ended March 31, 2008, compared to 0.4% in the three months ended March 31, 2007.

Contribution income

Contribution income from our nurse and allied staffing segment for the three months ended March 31, 2008, increased $0.7 million, or 5.5%, to $12.9 million from $12.2 million in the three month period ended March 31, 2007. As a percentage of nurse and allied staffing revenue, contribution income was 9.1% for the three months ended March 31, 2008, and 8.4% for the three months ended March 31, 2007. This increase is primarily due to a widening of our bill-pay spread, and secondarily by moderation in the rate of increase of housing costs, partially offset by higher health insurance claims.

Contribution income from clinical trials services for the three months ended March 31, 2008, increased $1.2 million to $3.8 million, compared to $2.6 million in the three months ended March 31, 2007. As a percentage of revenue, contribution income from our clinical trials services business was 15.2% in the three months ended March 31, 2008, compared to 13.0% in the three months ended March 31, 2007. This increase is primarily due to a combination of the impact of the 2007 acquisitions that operate at higher margins, and organic improvement.

Contribution income from other human capital management services for the three months ended March 31, 2008, increased by $0.3 million, or 14.1%, to $2.4 million, from $2.1 million in the three months ended March 31, 2007. This increase was primarily due to higher contribution income from our retained search business offset by a decrease in contribution income from our education and training business.  Our education and training business experienced higher direct mail expenses which impacted its contribution. Contribution income as a percentage of other human capital management services revenue for three months ended March 31, 2008, was 17.5% compared to 17.7% for the three months ended March 31, 2007. The improved operating leverage in our retained search business was more than offset by lower contribution margins in the education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended March 31, 2008, totaled $2.5 million as compared to $1.9 million for the three months ended March 31, 2007. As a percentage of revenue, depreciation and amortization expense was 1.4% for the three month periods ended March 31, 2008 and 1.1% in the three months ended March 31, 2007.  This increase is primarily due to higher amortization expense related to our 2007 acquisitions and additional depreciation expense from fixed assets that were put into service in the last few quarters due to upgrades in our technology.

Interest expense, net

Interest expense, net, totaled $0.6 million for the three months ended March 31, 2008, as compared to $0.5 million for the three months ended March 31, 2007. This increase was primarily due to higher average borrowings outstanding in the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The effective interest rate on our borrowings for the three months ended March 31, 2008, was 6.1% compared to a rate of 6.9% for the three months ended March 31, 2007. Higher borrowings in the three months ended March 31, 2008, were primarily due to the financing of the 2007 acquisitions and earnout payments.

Income taxes

Income taxes totaled $3.6 million for the three months ended March 31, 2008, as compared to $3.0 million for the three months ended March 31, 2007. The effective tax rate was 38.0% in the three months ended March 31, 2008, compared to 38.7% in the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.5 to 1. Working capital decreased by $12.2 million to $86.5 million as of March 31, 2008, compared to $98.7 million as of December 31, 2007. The decrease in working capital is primarily due to a reduction in cash and an increase in short term debt to fund earnout payments related to acquisitions.

Net cash provided by operating activities during the three months ended March 31, 2008, was $11.3 million, compared to net cash used in operating activities of $1.6 million in the three months ended March 31, 2007. During the three months ended March 31, 2007, we paid $6.7 million, pretax, to settle the California wage and hour class-action lawsuit (Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.). Exclusive of this prior year payment, net cash provided by operating activities in the three months ended March 31, 2008 was higher, primarily due to higher net income and a decrease in accounts receivable in the three months ended March 31, 2008, compared to an increase in accounts receivable in the three months ended March 31, 2007. Number of days’ sales outstanding decreased 1 day to 58 days at March 31, 2008, compared to 59 days at December 31, 2007.

Investing activities used $9.4 million during the three months ended March 31, 2008, consisting of $8.6 million in earnout payments related to the acquisitions of AKOS and Metropolitan Research and $0.8 million in capital expenditures. During the three months ended March 31, 2007, investing activities used $2.3 million, primarily for capital expenditures.

Net cash used in financing activities during the three months ended March 31, 2008, was $7.4 million compared to net cash provided by financing activities of $3.9 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, we borrowed a net of $2.7 million, consisting of borrowings on our revolving credit facility, net of repayments of total debt, as compared to net borrowings of $4.8 million in the three months ended March 31, 2007.  During the three months ended March 31, 2008, we used $10.1 million to repurchase and retire stock as compared to $2.3 million in the three months ended March 31, 2007.

Stockholders’ Equity

On May 10, 2006, our Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million shares of our common stock.  On February 28, 2008, our Board of Directors authorized a stock repurchase program whereby we may purchase up to an additional 1.5 million shares of our common stock, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. We commenced repurchases under this authorization during the first quarter of 2008 upon the completion of the May 2006 authorization.

During the three months ended March 31, 2008, we repurchased, under both programs, a total of 870,273 shares at an average price of $11.62. The cost of such purchases was approximately $10.1 million. During the three months ended March 31, 2007, we purchased 125,246 shares of common stock at an average cost of $18.56 per share, for a total cost of $2.3 million. All of the common stock was retired. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,495,101 shares. At March 31, 2008, we had approximately 30.7 million shares outstanding.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

In April 2008, we amended our lease for office space in Malden, Massachusetts, to extend the agreement for an additional three years, until June 30, 2012.  Total future minimum rental payments are $1.8 million.

Critical Accounting Principles and Estimates

Our critical accounting principles remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities.  At January 1, 2008, the adoption of FASB Statement No. 157 did not have a material impact on our consolidated condensed financial statements.  We do not expect the deferred portion of the adoption to have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any assets or liabilities at fair value that are not already measured at fair value under existing standards.  Therefore, the standard had no impact on our condensed consolidated financial statements.

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FASB 141R could have an impact on our future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

The evaluation has not identified any changes in the Company’s internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.

RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

On May 10, 2006, our Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million shares of our common stock, subject to the constraints of our current credit agreement. The Company depleted the May 2006 authorization in the first quarter of 2008.   On February 28, 2008, our Board of Directors authorized an additional stock repurchase program whereby we may purchase up to an additional 1.5 million shares of our common stock, subject to the constraints of our current credit agreement. The shares may be repurchased from time-to-time in the open market and may be discontinued at any time at our discretion.

During the three months ended March 31, 2008, we purchased, under these programs, a total of 870,273 shares at an average price of $11.62 per share. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	349,561	$11.89	349,561	515,813
February 1 – February 29, 2008	217,147	$11.58	217,147	1,798,666
March 1 – March 31, 2008	303,565	$11.33	303,565	1,495,101
Total January 1 – March 31, 2008	870,273	$11.62	870,273	1,495,101

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: May 12, 2008	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: May 12, 2008	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	First Amendment to Lease Agreement dated March 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc.
31.1	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer