Form 10-Q
period 2008-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2008-08-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

The registrant had outstanding 30,669,332 shares of Common Stock, par value $0.0001 per share, as of July 31, 2008.

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

June 30, 2008

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$4,812	$9,066
Accounts receivable, net	107,503	116,133
Deferred tax assets	6,531	6,172
Other current assets	17,209	17,768
Total current assets	136,055	149,139
Property and equipment, net	22,147	23,460
Trademarks, net	19,073	19,153
Goodwill, net	339,602	326,119
Other identifiable intangible assets, net	14,740	15,996
Debt issuance costs, net	549	424
Other long-term assets	1,060	1,017
Total assets	$533,226	$535,308

Current liabilities:
Accounts payable and accrued expenses	$7,365	$10,203
Accrued employee compensation and benefits	27,514	26,102
Current portion of long-term debt	3,093	5,067
Income taxes payable	3,829	1,222
Other current liabilities	8,279	7,815
Total current liabilities	50,080	50,409

Non-current deferred tax liabilities	49,544	49,547
Long-term debt	31,248	34,385
Other long-term liabilities	9,962	10,530
Total liabilities	140,834	144,871
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	235,714	245,844
Other stockholders' equity	156,675	144,590
Total stockholders' equity	392,392	390,437
Total liabilities and stockholders' equity	$533,226	$535,308

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue from services	$170,951	$175,339	$350,202	$351,432
Operating expenses:
Direct operating expenses	125,311	133,736	259,385	269,340
Selling, general and administrative expenses	32,123	29,923	64,288	59,441
Bad debt expense	—	480	484	1,265
Depreciation	1,777	1,505	3,563	2,989
Amortization	643	370	1,316	739
Legal settlement charge	—	21	—	34
Total operating expenses	159,854	166,035	329,036	333,808
Income from operations	11,097	9,304	21,166	17,624
Other expenses:
Foreign exchange loss (gain)	(34)	—	(40)	—
Interest expense, net	533	529	1,172	1,015
Income before income taxes	10,598	8,775	20,034	16,609
Income tax expense	4,227	3,314	7,813	6,346
Net income	$6,371	$5,461	$12,221	$10,263
Net income per common share:
Basic	$0.21	$0.17	$0.40	$0.32
Diluted	$0.21	$0.17	$0.39	$0.31

Weighted average common shares outstanding:
Basic	30,667	32,038	30,908	32,086
Diluted	30,853	32,613	31,093	32,730

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net income	$12,221	$10,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,563	2,989
Amortization	1,316	739
Bad debt expense	484	1,265
Deferred income tax expense	(179)	4,531
Other noncash charges	576	176
Changes in operating assets and liabilities:
Accounts receivable	8,150	(317)
Other current assets	239	(121)
Income taxes	2,543	475
Accounts payable and accrued expenses	(2,207)	(7,470)
Accrued legal settlement charge	—	(6,704)
Other current liabilities	466	1,529
Net cash provided by operating activities	27,172	7,355

Investing activities
Acquisition related payments	(13,131)	(8,203)
Purchases of property and equipment	(2,274)	(3,543)
Net cash used in investing activities	(15,405)	(11,746)

Financing activities
Repayment of debt	(68,928)	(79,389)
Proceeds from issuance of debt	63,817	86,265
Exercise of stock options	114	1,389
Stock repurchase and retirement	(10,775)	(4,172)
Debt issuance costs	(200)	—
Tax benefit of stock option exercises	32	265
Net cash (used in) provided by financing activities	(15,940)	4,358

Effect of exchange rate changes on cash	(81)	33

Change in cash and cash equivalents	(4,254)	—
Cash and cash equivalents at beginning of period	9,066	—
Cash and cash equivalents at end of period	$4,812	$—

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2007, condensed consolidated balance sheet included herein was derived from the December 31, 2007 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.

COMPREHENSIVE INCOME

The Company’s foreign operations use their respective local currency as their functional currency. In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in other stockholders’ equity in the accompanying condensed consolidated balance sheets and was not material at June 30, 2008. At December 31, 2007, the cumulative impact was $0.2 million.

Total comprehensive income was $6.3 million and $12.1 million for the three and six month periods ended June 30, 2008, respectively. Total comprehensive income was $5.6 million and $10.4 million for the three and six month periods ended June 30, 2007, respectively. Total comprehensive income includes net income and foreign currency translation adjustments.

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

4.

ACQUISITIONS

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment of approximately $0.5 million that was settled with a payment to the Company in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration is not related to the sellers’ employment. In the three months ended June 30, 2008, the

4.

ACQUISITIONS (continued)

Company paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2.0 million of the payment is being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone is not achieved. The entire payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations.  The Company financed this acquisition using its revolving credit facility.

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

The consideration for this acquisition equated to $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which was held in escrow to cover any post-closing liabilities. The post-closing net working capital adjustment paid by the Company equated to approximately $0.4 million. The Company financed this transaction using its revolving credit facility.

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

Metropolitan Research

During the six month period ended June 30, 2008, the Company paid approximately $6.4 million and satisfied all earnout payments due to the sellers of Metropolitan Research, in accordance with the asset purchase agreement. The payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

Subsequent Event

On July 22, 2008, the Company entered into a definitive agreement to acquire substantially all of the assets of privately-held MDA Holdings, Inc. (MDA) and certain of its subsidiaries and all of the outstanding voting stock of a subsidiary of MDA for $112.3 million in cash, subject to certain adjustments, plus additional earnout payments based on 2008 and 2009 performance criteria. The transaction is subject to certain approvals and closing conditions. The Company anticipates closing this transaction by the end of the third quarter of 2008. Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (physician) and allied staffing services to the healthcare industry in all 50 states.

In conjunction with this transaction, the Company entered into a fully underwritten $200.0 million financing commitment with Wachovia Capital Markets, LLC and certain of its affiliates and Banc of America Securities. Pursuant to this commitment, the Company will amend and keep in place its existing $75.0 million revolving credit facility and also enter into a $125.0 million 5-year term loan, the proceeds of which will be used to finance the acquisition and for general corporate purposes. The Company paid $0.2 million during the six months ended June 30, 2008, relating to this commitment. This amount was recorded as debt issuance costs on the condensed consolidated balance sheet.

5.

DEBT

The Company’s senior secured revolving credit facility entered into on November 10, 2005 (the 2005 Credit Agreement), consists of a 5-year, $75.0 million revolving credit facility, with a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the 2005 Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The credit facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of June 30, 2008, the Company had $33.3 million of borrowings and $3.3 million of standby letters of credit outstanding under this facility, leaving $38.4 million available for borrowing.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of June 30, 2008, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $30.8 million of borrowings under this facility is classified as long-term as of June 30, 2008. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. At June 30, 2008 and December 31, 2007, the Company had $1.1 million and $1.5 million, respectively, in capital lease obligations recorded as debt on the condensed consolidated balance sheets.

6.

STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 10, 2006, the Company’s Board of Directors authorized a stock repurchase program whereby the Company was authorized to purchase up to 1.5 million shares of its common stock. This repurchase program was completed and on February 28, 2008, the Company’s Board of Directors authorized an additional stock repurchase program, whereby it may purchase up to an additional 1.5 million shares of its common stock, subject to the terms of the Company’s current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion. The Company commenced repurchases under the February 2008 authorization during the first quarter of 2008 upon the completion of the May 2006 authorization.

During the six months ended June 30, 2008, the Company repurchased a total, under both programs, of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. During the six months ended June 30, 2007, the Company purchased a total of 230,658 shares of common stock at an average cost of $18.09 per share, for a total cost of $4.2 million. All of the common stock purchased was retired. Under the February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s credit agreement. At June 30, 2008, the Company had approximately 30.7 million shares of common stock outstanding.

Share-Based Payments

During the six month period ended June 30, 2008, the Company granted, under its 2007 Stock Incentive Plan, 110,310 restricted stock awards, and 158,664 stock appreciation rights to the Company’s management team. The stock appreciation rights can only be settled with stock. The awards and rights vest over a 4 year period.

During the three and six month periods ended June 30, 2008, $0.3 million and $0.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments.  Share-based payment expense was not material in the three and six month periods ended June 30, 2007.

During the three and six months ended June 30, 2008, 11,782 shares and 14,562 shares of common stock, respectively, were issued upon exercise of employee stock options. In addition, in the three and six month periods ended June 30, 2008, 2,046 shares of common stock were issued as a result of the vesting of restricted stock.

7.

SEGMENT DATA

The nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to primarily acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The clinical trials services business segment provides clinical trials, drug safety, and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe. The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses. Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$132,665	$143,195	$273,331	$287,717
Clinical trials services	24,898	19,569	49,767	39,280
Other human capital management services	13,388	12,575	27,104	24,435
	$170,951	$175,339	$350,202	$351,432

Contribution income (a):
Nurse and allied staffing	$13,939	$12,863	$26,800	$25,056
Clinical trials services	4,412	2,971	8,182	5,533
Other human capital management services	2,108	1,990	4,503	4,089
	20,459	17,824	39,485	34,678
Unallocated corporate overhead	6,942	6,624	13,440	13,292
Depreciation	1,777	1,505	3,563	2,989
Amortization	643	370	1,316	739
Legal settlement charge	—	21	—	34
Income from operations	$11,097	$9,304	$21,166	$17,624

———————

(a)

The Company defines contribution income as income from operations before depreciation, amortization, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

8.

COMMITMENTS AND CONTINGENCIES

Commitments:

In April 2008, the Company amended its lease for office space in Malden, Massachusetts, to extend the agreement for an additional three years, until June 30, 2012. Total future minimum rental payments are $1.8 million.

Contingencies:

Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.

In the six months ended June 30, 2007, the Company paid $6.7 million to settle the California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003.

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

8.

COMMITMENTS AND CONTINGENCIES (continued)

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

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (FASB 141R), which replaces FASB Statement No. 141, Business Combinations. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, FASB 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FASB 141R could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

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

Overview

In the second quarter of 2008, our nurse and allied staffing business segment, which is comprised of travel and per diem nurse and travel allied staffing, represented approximately 78% of our total revenue. Travel nurse staffing represented approximately 86% of this business segment’s revenue and approximately 66% of the Company’s total revenue. Our clinical trials services business segment, which provides a flexible range of traditional contract staffing, clinical research outsourcing, drug safety monitoring, and regulatory consulting services, represented approximately 14% of total revenue. Our other human capital management services business segment represented approximately 8% of total Company revenue and consists of the education and training, and retained search businesses.

For the three months ended June 30, 2008, revenue was $171.0 million, and net income was $6.4 million, or $0.21 per diluted share. Cash provided by operating activities for the six months ended June 30, 2008, was $27.2 million and was used primarily for repurchases of shares of our common stock, earnout payments related to acquisitions in our clinical trials services business segment, and capital expenditures. We ended the quarter with total debt of $34.3 million, resulting in a ratio of debt, net of cash, to total capitalization of 6.9%.

The demand for our nurse and allied staffing business, as measured by the average monthly number of open orders from our hospital clients has stabilized. However, this level of demand has not translated into an increase in staffing volume. We believe the travel nurse business historically does not respond immediately to spikes in demand as full-time nurses are not likely to give up their seniority and security of hospital employment for a short-term opportunity to make more money as a travel nurse. Typically, we believe nurses look for a sustained period of strong, or, at least consistent demand for travel nurses before a greater number of nurses will leave their full-time hospital employment and take an assignment with us. A nurse’s willingness to leave a full-time hospital staff position is also affected by the overall economic environment and its potential impact on the employment security and income earnings potential of the nurse’s spouse. We believe that recent weakness in the nation’s employment statistics is likely having an adverse effect on the willingness of nurses to relinquish their security of a full-time hospital staff position.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	73.3	76.3	74.1	76.6
Selling, general and administrative expenses	18.8	17.0	18.4	16.9
Bad debt expense	—	0.3	0.1	0.4
Depreciation and amortization	1.4	1.1	1.4	1.1
Income from operations	6.5	5.3	6.0	5.0
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes	6.2	5.0	5.7	4.7
Income tax expense	2.5	1.9	2.2	1.8
Net income	3.7%	3.1%	3.5%	2.9%

Acquisitions

Assent Consulting

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment that was settled with a payment of $0.5 million to us in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration is not related to the sellers’ employment. In the three months ended June 30, 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million is being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone is not achieved. The entire payment was allocated to goodwill as additional purchase price, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. We financed this acquisition using our revolving credit facility.

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

The consideration for this acquisition was approximately $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which is being held in escrow to cover any post-closing liabilities. The post-closing working capital adjustment paid by us equated to approximately $0.4 million. We financed this transaction using our revolving credit facility.

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

Based on an independent third-party appraisal, we assigned $1.7 million to trademarks with an indefinite life and not subject to amortization. In addition, we assigned $2.6 million to total other identifiable intangible assets subject to amortization as follows: $2.2 million was assigned to customer relations with a useful life of 8.6 years, and $0.4 million was assigned to other intangibles with an estimated useful life of 6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $3.8 million and was recorded as goodwill, which is not deductible locally for tax purposes.

Subsequent Event

On July 22, 2008, we entered into a definitive agreement to acquire substantially all of the assets of privately-held MDA Holdings, Inc. (MDA) and certain of its subsidiaries and all of the outstanding voting stock of another MDA subsidiary for $112.3 million in cash, subject to certain adjustments, plus additional earnout payments based on 2008 and 2009 performance criteria. The transaction is subject to certain approvals and closing conditions. We anticipate closing this transaction by the end of the third quarter of 2008. Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (physician) and allied staffing services to the healthcare industry in all 50 states.

In conjunction with this transaction we entered into a fully underwritten $200.0 million financing commitment with Wachovia Capital Markets, LLC and certain of its affiliates and Banc of America Securities. Pursuant to this commitment, we will amend and keep in place our existing $75.0 million revolving credit facility and also enter into a $125.0 million 5-year term loan, the proceeds of which will be used to finance the acquisition and for general corporate purposes.

Segment Information

Our nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to acute care hospitals. Nurse and allied staffing services are also marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S. Our clinical trials services business segment provides clinical trials, drug safety and regulatory professionals on both a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations and acute care hospitals conducting clinical research trials in the United States, Canada and Europe. Our other human capital management services business segment includes the combined results of our Company’s education and training and retained search businesses.

The following table presents, for the periods indicated, selected condensed consolidated statements of income data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$132,665	$143,195	$273,331	$287,717
Clinical trials services	24,898	19,569	49,767	39,280
Other human capital management services	13,388	12,575	27,104	24,435
	$170,951	$175,339	$350,202	$351,432
Contribution income (a):
Nurse and allied staffing	$13,939	$12,863	$26,800	$25,056
Clinical trials services	4,412	2,971	8,182	5,533
Other human capital management services	2,108	1,990	4,503	4,089
	20,459	17,824	39,485	34,678
Unallocated corporate overhead	6,942	6,624	13,440	13,292
Depreciation	1,777	1,505	3,563	2,989
Amortization	643	370	1,316	739
Legal settlement charge	—	21	—	34
Income from operations	$11,097	$9,304	$21,166	$17,624

—————

(a)

We define contribution income as income from operations before depreciation, amortization, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Revenue from services

Revenue from services decreased $4.4 million, or 2.5%, to $171.0 million for the three months ended June 30, 2008 as compared to $175.3 million for the three months ended June 30, 2007. The decrease was primarily due a decrease in revenue from our nurse and allied staffing business segment partially offset by an increase in revenue from our clinical trials services and other human capital management services business segments. The increase in our clinical trials services was due to the acquisitions of AKOS and Assent. Excluding the impact of acquisitions, consolidated revenue from services decreased $10.6 million or 6.0%.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $10.5 million, or 7.4%, to $132.7 million in the three months ended June 30, 2008, from $143.2 million in the three months ended June 30, 2007. The decrease in revenue reflected a decrease in staffing volume versus the prior year that was partially offset by improved pricing.

Average nurse and allied staffing revenue per full-time equivalents (FTEs) and average bill rates increased approximately 3.4% and 3.6%, respectively, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The average number of nurse and allied staffing FTEs on contract during the three months ended June 30, 2008, decreased 10.4% from the three months ended June 30, 2007.

In the three months ended June 30, 2008, nurse staffing operations generated 92.9% of nurse and allied staffing revenue and 7.1% was generated by allied staffing operations. For the three months ended June 30, 2007, 92.0% of nurse and allied staffing revenue was generated from nurse staffing operations and 8.0% was generated by allied staffing operations.

Clinical trials services

Revenue from clinical trials services increased $5.3 million, or 27.2%, to $24.9 million in the three months ended June 30, 2008, from $19.6 million in the three months ended June 30, 2007. Excluding the impact of the acquisitions of Assent and AKOS, revenue decreased $0.9 million, or 4.4%. This decline is primarily due to a decrease in traditional contract staffing volume, partially offset by an increase in pricing.

Other human capital management services

Revenue from other human capital management services for the three months ended June 30, 2008, increased $0.8 million, or 6.5%, to $13.4 million from $12.6 million in the three months ended June 30, 2007, reflecting increases in both our education and training and retained search businesses.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $8.4 million, or 6.3%, to $125.3 million for the three months ended June 30, 2008, as compared to $133.7 million for the three months ended June 30, 2007.

As a percentage of total revenue, direct operating expenses represented 73.3% of revenue for the three months ended June 30, 2008 and 76.3% for the three months ended June 30, 2007. This decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations, and a change in mix of revenue from our business segments as well as lower housing cost as a percentage of revenue. Revenue from our clinical trials services and other human capital management services are a higher percentage of total revenue from services in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to the clinical trials services acquisitions. Clinical trials services and other human capital management services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.2 million, or 7.4%, to $32.1 million for the three months ended June 30, 2008, as compared to $29.9 million for the three months ended June 30, 2007. The increase in selling, general and administrative expenses was primarily due to higher compensation expense and additional expenses from the 2007 clinical trials services acquisitions.

Included in selling, general and administrative expenses is unallocated corporate overhead of $6.9 million in the three months ended June 30, 2008, compared to $6.6 million in the three months ended June 30, 2007. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% during the three month period ended June 30, 2008, and 3.8% in the three month period ended June 30, 2007, primarily due to higher compensation, including $0.3 million of compensation related to share-based payments, partially offset by lower legal fees.

As a percentage of total revenue, selling, general and administrative expenses were 18.8% and 17.0%, respectively, for the three months ended June 30, 2008 and 2007, primarily due to a combination of a change in mix of revenue from our business segments and negative operating leverage in our nurse and allied staffing segment. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions. Clinical trial services and other human capital management services generally operate with a higher selling, general and administrative burden than our nursing and allied staffing business segment.

Bad debt expense

Bad debt expense was not recorded in the three months ended June 30, 2008 due to improved collections. Bad debt expense totaled $0.5 million, or 0.3% of total revenue, for the three months ended June 30, 2007.

Contribution income

Contribution income from our nurse and allied staffing segment for the three months ended June 30, 2008, increased $1.1 million, or 8.4%, to $13.9 million from $12.9 million in the three month period ended June 30, 2007. As a percentage of nurse and allied staffing revenue, segment contribution income was 10.5% for the three months ended June 30, 2008, and 9.0% for the three months ended June 30, 2007. This increase is primarily due to a widening of our bill-pay spread, and secondarily by a moderation in the rate of increase of housing costs, partially offset by higher health insurance claims.

Contribution income from clinical trials services for the three months ended June 30, 2008, increased $1.4 million to $4.4 million, compared to $3.0 million in the three months ended June 30, 2007. As a percentage of clinical trials services revenue, segment contribution income was 17.7% in the three months ended June 30, 2008, compared to 15.2% in the three months ended June 30, 2007. This increase is primarily due to the impact of the 2007 acquisitions that operate at higher margins and organic improvement.

Contribution income from other human capital management services for the three months ended June 30, 2008, increased by $0.1 million, or 5.9%, to $2.1 million, from $2.0 million in the three months ended June 30, 2007 due to improved contribution income in both the retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue for the three months ended June 30, 2008, was 15.7% compared to 15.8% for the three months ended June 30, 2007.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended June 30, 2008, totaled $2.4 million as compared to $1.9 million for the three months ended June 30, 2007. As a percentage of total revenue, depreciation and amortization expense was 1.4% for the three month period ended June 30, 2008 and 1.1% for the three month period ended June 30, 2007. This increase is primarily due to higher amortization expense related to our 2007 acquisitions and additional depreciation expense from fixed assets that were placed into service since the beginning of 2008 due to technology upgrades.

Interest expense, net

Interest expense, net, totaled $0.5 million for the three months ended June 30, 2008 and 2007. A lower effective interest rate offset the impact of higher average borrowings outstanding. The effective interest rate on our borrowings for the three months ended June 30, 2008, was 4.6% compared to a rate of 6.8% for the three months ended June 30, 2007. Higher borrowings in the three months ended June 30, 2008, were primarily due to the financing of the 2007 acquisitions, stock repurchases and earnout payments.

Income tax expense

Income tax expense totaled $4.2 million for the three months ended June 30, 2008, as compared to $3.3 million for the three months ended June 30, 2007. The effective tax rate was 39.9% in the three months ended June 30, 2008, compared to 37.8% in the three months ended June 30, 2007. The change in rate is due to the revision of the estimated tax rate for the full year.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Revenue from services

Revenue from services decreased $1.2 million, or 0.4%, to $350.2 million for the six months ended June 30, 2008 as compared to $351.4 million for the six months ended June 30, 2007. The decrease was primarily due a decrease in revenue from our nurse and allied staffing business segment partially offset by an increase in our clinical trials services and other human capital management services business segments. The increase in our clinical trials services was due to the acquisitions of AKOS and Assent. Excluding the impact of acquisitions, consolidated revenue from services decreased $14.1 million or 4.0%.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $14.4 million, or 5.0%, to $273.3 million in the six months ended June 30, 2008, from $287.7 million in the six months ended June 30, 2007. The decrease in revenue from our nurse and allied staffing business segment was primarily from our travel nurse and allied staffing operations. A decrease in volume versus the prior year more than offset improved pricing.

Average nurse and allied staffing revenue per FTEs and average bill rates increased approximately 3.6% and 3.0%, respectively, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The average number of nurse and allied staffing FTEs on contract during the six months ended June 30, 2008, decreased 8.2% from the six months ended June 30, 2007.

In the six months ended June 30, 2008, nurse staffing operations generated 93.1% of nurse and allied staffing revenue and 6.9% was generated by allied staffing operations. For the six months ended June 30, 2007, 92.1% of nurse and allied staffing revenue was generated from nurse staffing operations and 7.9% was generated by allied staffing operations.

Clinical trials services

Revenue from clinical trials services increased $10.5 million, or 26.7%, to $49.8 million in the six months ended June 30, 2008, from $39.3 million in the six months ended June 30, 2007. Excluding the impact of the acquisitions of Assent and AKOS, revenue decreased $2.4 million, or 6.2%. This decline is primarily due to a decrease in traditional contract staffing volume, partially offset by an increase in pricing.

Other human capital management services

Revenue from other human capital management services for the six months ended June 30, 2008, increased $2.7 million, or 10.9%, to $27.1 million from $24.4 million in the six months ended June 30, 2007, reflecting increases in both our education and training and retained search businesses.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $10.0 million, or 3.7%, to $259.4 million for the six months ended June 30, 2008, as compared to $269.3 million for the six months ended June 30, 2007.

As a percentage of total revenue, direct operating expenses represented 74.1% of revenue for the six months ended June 30, 2008 and 76.6% for the six months ended June 30, 2007. This decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations, a change in mix of revenue from our business segments, and lower housing cost as a percentage of revenue; partially offset by higher health insurance claims. Revenue from our clinical trials services and other human capital management services are a higher percentage of total revenue from services in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the clinical trials services acquisitions. Clinical trials services and other human capital management services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.8 million, or 8.2%, to $64.3 million for the six months ended June 30, 2008, as compared to $59.4 million for the six months ended June 30, 2007. The increase in selling, general and administrative expenses was primarily due to higher compensation expense and additional expenses from the 2007 clinical trials services acquisitions partially offset by lower legal fees.

Included in selling, general and administrative expenses is unallocated corporate overhead of $13.4 million for the six months ended June 30, 2008, compared to $13.3 million for the six months ended June 30, 2007. As a percentage of consolidated revenue, unallocated corporate overhead was 3.8% during the six month periods ended June 30, 2008 and 2007.

As a percentage of total revenue, selling, general and administrative expenses were 18.4% and 16.9%, respectively, for the six months ended June 30, 2008 and 2007, primarily due to a combination of a change in mix of revenue from our business segments and higher expenses as discussed above. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions. Clinical trial services and other human capital management services generally operate with a higher selling, general and administrative burden than our nursing and allied staffing business segment.

Bad debt expense

Bad debt expense totaled $0.5 million for the six months ended June 30, 2008 compared to $1.3 million in the six months ended June 30, 2007. Bad debt expense as a percentage of total revenue was 0.1% in the six months ended June 30, 2008 compared to 0.4% in the six months ended June 30, 2007. This decrease is due to improved collections in the six month period ended June 30, 2008.

Contribution income

Contribution income from our nurse and allied staffing segment for the six months ended June 30, 2008, increased $1.7 million, or 7.0%, to $26.8 million from $25.1 million in the six month period ended June 30, 2007. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.8% for the six months ended June 30, 2008, and 8.7% for the six months ended June 30, 2007. This increase is primarily due to a widening of our bill-pay spread, and secondarily by moderation in the rate of increase of housing costs, partially offset by higher health insurance claims.

Contribution income from clinical trials services for the six months ended June 30, 2008, increased $2.6 million to $8.2 million, compared to $5.5 million in the six months ended June 30, 2007. As a percentage of clinical trials services revenue, segment contribution income was 16.4% in the six months ended June 30, 2008, compared to 14.1% in the six months ended June 30, 2007. This increase is primarily due to the impact of the 2007 acquisitions that operate at higher margins, as well as organic improvement.

Contribution income from other human capital management services for the six months ended June 30, 2008, increased by $0.4 million, or 10.1%, to $4.5 million, from $4.1 million in the six months ended June 30, 2007 due to improved contribution income in the retained search business partially offset by lower contribution income from the education and training businesses. Contribution income as a percentage of other human capital management services revenue for the six months ended June 30, 2008, was 16.6% compared to 16.7% for the six months ended June 30, 2007.

Depreciation and amortization expense

Depreciation and amortization expense in the six months ended June 30, 2008, totaled $4.9 million as compared to $3.7 million for the six months ended June 30, 2007. As a percentage of revenue, depreciation and amortization expense was 1.4% for the six month period ended June 30, 2008 and 1.1% for the six months ended June 30, 2007. This increase is primarily due to higher amortization expense related to our 2007 acquisitions and additional depreciation expense from fixed assets that were placed into service since the beginning of 2008 due to technology upgrades.

Interest expense, net

Interest expense, net, totaled $1.2 million for the six months ended June 30, 2008 and $1.0 million for the six months ended June 30, 2007. This increase was due to higher average borrowings in the six months ended June 30, 2008, partially offset by a lower effective interest rate. Higher borrowings in the six months ended June 30, 2008, were primarily due to the financing of the 2007 acquisitions, stock repurchases and earnout payments. The effective interest rate on our borrowings for the six months ended June 30, 2008, was 5.4% compared to a rate of 6.9% for the six months ended June 30, 2007.

Income tax expense

Income tax expense totaled $7.8 million for the six months ended June 30, 2008, as compared to $6.3 million for the six months ended June 30, 2007. The effective tax rate was 39.0% in the six months ended June 30, 2008, compared to 38.2% in the six months ended June 30, 2007. The increase in the tax rate was primarily due to a revised estimate of the current year’s taxable income.

Liquidity and Capital Resources

As of June 30, 2008, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.7 to 1. Working capital decreased by $12.8 million to $86.0 million as of June 30, 2008, compared to $98.7 million as of December 31, 2007. The decrease in working capital is primarily due to lower cash and accounts receivable as of June 30, 2008.

Net cash provided by operating activities during the six months ended June 30, 2008, was $27.2 million, compared to $7.4 million in the six months ended June 30, 2007. During the six months ended June 30, 2007, we paid $6.7 million, pretax, to settle the California wage and hour class-action lawsuit (Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.). Exclusive of this prior year payment, net cash provided by operating activities in the six months ended June 30, 2008 was higher, primarily due to a decrease in accounts receivable in the six months ended June 30, 2008, compared to an increase in accounts receivable in the six months ended June 30, 2007, and timing of payments. Number of days’ sales outstanding decreased 2 days to 57 days at June 30, 2008, compared to 59 days at December 31, 2007.

Investing activities used $15.4 million during the six months ended June 30, 2008, consisting of $13.1 million in earnout payments related to the acquisitions of Assent, AKOS and Metropolitan Research and $2.3 million in capital expenditures. During the six months ended June 30, 2007, investing activities used $11.7 million, primarily for the acquisition of AKOS and capital expenditures.

Net cash used in financing activities during the six months ended June 30, 2008, was $15.9 million compared to net cash provided by financing activities of $4.4 million during the six months ended June 30, 2007. During the six months ended June 30, 2008, we repaid a net of $5.1 million of our total debt, as compared to net borrowings of $6.9 million in the six months ended June 30, 2007. During the six months ended June 30, 2008, we used $10.8 million to repurchase and retire stock as compared to $4.2 million in the six months ended June 30, 2007. Cash provided by the exercise of employee stock options was $0.1 million in the six months ended June 30, 2008 compared to $1.4 million in the six months ended June 30, 2007. During the six months ended June 30, 2008, we paid $0.2 million of debt issuance costs related to the pending acquisition of MDA previously mentioned.

Stockholders’ Equity

On May 10, 2006, our Board of Directors authorized a stock repurchase program whereby we may purchase up to 1.5 million shares of our common stock. This repurchase program was completed and on February 28, 2008, our Board of Directors authorized an additional stock repurchase program whereby we may purchase up to an additional 1.5 million shares of our common stock, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. We commenced repurchases under this authorization during the first quarter of 2008 upon the completion of the May 2006 authorization.

During the six months ended June 30, 2008, we repurchased, under both programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. During the six months ended June 30, 2007, we purchased 230,658 shares of common stock at an average cost of $18.09 per share, for a total cost of $4.2 million. All of the common stock was retired. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares. At June 30, 2008, we had approximately 30.7 million shares outstanding.

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

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, FASB 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred.  In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FASB 141R could have an impact on our future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material developments to the legal proceeding disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the three months ended June 30, 2008, we purchased, under this program, a total of 53,962 shares at an average price of $12.31 per share. A summary of the repurchase activity for the period covered by this report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2008	53,962	$12.31	53,962	1,441,139
May 1 – May 31, 2008	—	—	—	1,441,139
June 1 – June 30, 2008	—	—	—	1,441,139
April 1 – June 30, 2008	53,962	$12.31	53,962	1,441,139

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders (Annual Meeting) on May 6, 2008.

(c)

(i) A proposal to elect the above mentioned directors for a one year term ending in 2009 and until their successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Withheld
Joseph A. Boshart	28,773,406	357,228
Emil Hensel	28,564,967	565,667
W. Larry Cash	28,681,593	449,041
C. Taylor Cole Jr.	28,773,656	356,978
Thomas C. Dircks	28,565,717	564,917
Gale Fitzgerald	28,695,006	435,628
Joseph Trunfio	28,774,093	356,541

(ii) A proposal to ratify Ernst & Young LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2008 was approved with 29,053,342 votes for, 76,692 against and 600 abstentions.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: August 7, 2008	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: August 7, 2008	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Fifth Amendment to Lease Agreement dated March 5, 2008, by and between Canterbury Hall IC, LLC and Principal Life Insurance Company, tenants in common, and Clinforce, Inc.
10.2*

Purchase Agreement, dated as of July 22, 2008, by and among Cross Country Healthcare, Inc., StoneCo H, Inc., MDA Holdings, Inc.,  Medical Doctor Associates, Inc., Allied Health Group, Inc., Credent Verification and Licensing Services, Inc. and Jamestown Indemnity, Ltd., and MDA Employee Stock Ownership and 401(k) Plan – ESOP Component Trust

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
———————
* Previously filed as an exhibit to the Company’s Form 8-K dated July 22, 2008, and incorporated by reference herein.