Form 10-Q
period 2008-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2008-11-10
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

The registrant had outstanding 30,774,868 shares of Common Stock, par value $0.0001 per share, as of October 31, 2008.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, without limitation, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements

All references to “we”, “us”, “our”, or “Cross Country” in this Quarterly Report on Form 10-Q mean Cross Country Healthcare, Inc., its subsidiaries and affiliates.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

September 30, 2008

PAGE

PART I. – FINANCIAL INFORMATION

1

Item 1.       Condensed Consolidated Financial Statements

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements of Income

2

Condensed Consolidated Statements of Cash Flows

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.        Controls And Procedures

28

PART II. – OTHER INFORMATION

29

Item 1.        Legal Proceedings

29

Item 1A.     Risk Factors

29

Item 6.        Exhibits

35

SIGNATURES

36

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$12,637	$9,066
Restricted cash	5,000	—
Accounts receivable, net	126,380	116,133
Deferred tax assets	6,472	6,172
Other current assets	18,962	17,768
Total current assets	169,451	149,139
Property and equipment, net	25,639	23,460
Trademarks, net	64,815	19,153
Goodwill, net	366,340	326,119
Other identifiable intangible assets, net	36,933	15,996
Debt issuance costs, net	2,910	424
Other long-term assets	1,254	1,017
Total assets	$667,342	$535,308

Current liabilities:
Accounts payable and accrued expenses	$12,885	$10,203
Accrued employee compensation and benefits	39,015	26,102
Current portion of long-term debt	9,214	5,067
Income taxes payable	5,041	1,222
Other current liabilities	8,357	7,815
Total current liabilities	74,512	50,409

Long-term debt	135,194	34,385
Non-current deferred tax liabilities	49,767	49,547
Other long-term liabilities	9,117	10,530
Total liabilities	268,590	144,871
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	237,093	245,844
Other stockholders' equity	161,656	144,590
Total stockholders' equity	398,752	390,437
Total liabilities and stockholders' equity	$667,342	$535,308

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue from services	$178,134	$185,124	$528,336	$536,556
Operating expenses:
Direct operating expenses	130,696	139,266	390,081	408,606
Selling, general and administrative expenses	33,475	31,486	97,763	90,927
Bad debt expense	203	—	687	1,265
Depreciation	1,789	1,370	5,352	4,359
Amortization	713	622	2,029	1,361
Legal settlement charge	—	—	—	34
Total operating expenses	166,876	172,744	495,912	506,552
Income from operations	11,258	12,380	32,424	30,004
Other expenses:
Foreign exchange loss (gain)	(79)	59	(119)	59
Interest expense, net	788	808	1,960	1,823
Income before income taxes	10,549	11,513	30,583	28,122
Income tax expense	4,378	4,464	12,191	10,810
Net income	$6,171	$7,049	$18,392	$17,312
Net income per common share:
Basic	$0.20	$0.22	$0.60	$0.54
Diluted	$0.20	$0.22	$0.59	$0.53

Weighted average common shares outstanding:
Basic	30,710	31,954	30,842	32,041
Diluted	30,911	32,433	31,032	32,631

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$18,392	$17,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,352	4,359
Amortization	2,029	1,361
Bad debt expense	687	1,265
Deferred income tax expense	(34)	8,436
Other noncash charges	1,008	250
Changes in operating assets and liabilities:
Accounts receivable	13,063	(7,292)
Other current assets	(1,032)	1,048
Income taxes	3,860	(817)
Accounts payable and accrued expenses	(2,987)	(5,796)
Accrued legal settlement charge	—	(6,704)
Other current liabilities	594	2,544
Net cash provided by operating activities	40,932	15,966

Investing activities
Acquisition of MDA Holdings, Inc.	(113,197)	—
Other acquisitions and related payments	(13,131)	(27,312)
Purchases of property and equipment	(3,387)	(6,673)
Net cash used in investing activities	(129,715)	(33,985)

Financing activities
Repayment of debt	(86,017)	(123,473)
Proceeds from issuance of debt	190,817	145,457
Exercise of stock options	1,014	1,652
Stock repurchase and retirement	(10,775)	(6,008)
Debt issuance costs	(2,636)	(11)
Tax benefit of stock option exercises	153	294
Net cash provided by financing activities	92,556	17,911

Effect of exchange rate changes on cash	(202)	108

Change in cash and cash equivalents	3,571	—
Cash and cash equivalents at beginning of period	9,066	—
Cash and cash equivalents at end of period	$12,637	$—

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2.

COMPREHENSIVE INCOME

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in other stockholders’ equity in the accompanying condensed consolidated balance sheets and was $1.2 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively.

Total comprehensive income was $5.0 million and $17.1 million for the three and nine month periods ended September 30, 2008, respectively. Total comprehensive income was $7.3 million and $17.7 million for the three and nine month periods ended September 30, 2007, respectively. Total comprehensive income includes net income and foreign currency translation adjustments.

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

4.

ACQUISITIONS

MDA Holdings, Inc.

On September 9, 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA).  The Company paid $115.9 million in cash at closing, which included $3.6 million as an estimated net working capital adjustment which is subject to final adjustments.  This transaction also includes an earnout provision based on 2008 and 2009 performance criteria.  This contingent consideration is not related to the sellers’ employment.  If the earnout payments are made, they will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations. Of the cash paid at closing, approximately $8.7 million is being held in escrow to cover any post-closing liabilities and $0.3 million is being held in escrow to cover any net working capital adjustments.

The Company’s senior secured revolving credit facility was amended and restated in connection with the acquisition of MDA. The $200.0 million Credit Agreement, dated as of November 10, 2005 and Amended and Restated as of September 9, 2008 (the Credit Agreement) keeps in place an existing $75.0 million revolving credit facility and provides for a 5-year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce borrowings under its revolving credit agreement. See Note 7- Debt for more information about the term loan and amended credit agreement.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a leading provider of locum tenens staffing solutions through its independent contract physicians. In addition, MDA has an in-house NCQA-certified Credentials Verification Organization which verifies critical credentials prior to physician assignments. It also offers its physicians occurrence-based malpractice coverage, as compared to less desirable claims-made policies offered by its main competitors. See Note 6 – Reserves for Claims for additional information. The acquisition of MDA solidifies the Company’s position as a leading national provider of healthcare staffing solutions. The Company expects to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses who represent a cost center. The Company is also able to offer a more comprehensive suite of services to its healthcare clients and recognizes there may be some potential synergies with its physician search business.

The acquisition has been accounted for in accordance with FASB Statement No. 141, using the purchase method. The results of MDA’s operations have been included in the condensed consolidated statements of income since the date of acquisition.  MDA’s allied staffing services have been combined with the Company’s nurse and allied staffing business segment.  MDA’s physician staffing services have been reported as a new business segment for the Company, titled Physician Staffing, in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing preliminary audited financial statements and a preliminary independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition.

(Amounts in thousands)

Current assets:
Cash	$3,191
Restricted cash	5,000
Accounts receivable, net	24,177
Other current assets	505
Total current assets	32,873
Property and equipment	4,061
Trademarks	46,000
Goodwill	26,819
Other identifiable intangible assets	23,000
Total assets acquired	132,753

Current liabilities:
Accounts payable and accrued expenses	5,232
Accrued employee compensation and benefits	11,651

Total liabilities assumed	16,883

Net assets acquired	$115,870

Based on the preliminary independent third-party appraisal, the Company assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life, $20.0 million for customer relations with a useful life of 12 years, $2.0 million to database with a useful life of 5 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.8 million and was recorded as goodwill, which is expected to be deductible for tax purposes. The purchase price allocation could change based on the ultimate resolution of initial assessments, the final audited financial statements, and/or the final third-party appraisal. Additional acquisition costs of approximately $0.5 million were incurred during the three and nine months ended September 30, 2008, and are included as goodwill in the condensed consolidated balance sheet.

The following unaudited pro forma summary approximates the consolidated results of operations of the Company as if the MDA acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangible assets, deduction of net expenses related to the previous Employee Stock Ownership Plan of MDA, incremental interest expense and related income tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Amounts in thousands, except per share data)
Revenue from services	$213,124	$226,619	$648,041	$655,551
Net income	$6,958	$7,744	$19,917	$19,115
Net income per common share - basic	$0.23	$0.24	$0.65	$0.60
Net income per common share - diluted	$0.23	$0.24	$0.64	$0.59

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment of approximately $0.5 million that was settled with a payment to the Company in the fourth quarter of 2007. This transaction also included an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration is not related to the sellers’ employment. In the nine months ended September 30, 2008, the Company paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2.0 million of the payment is being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone is not achieved. The entire payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.  The Company financed this acquisition using its revolving credit facility.

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

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and an independent third-party appraisal. Based on the independent third-party appraisal, the Company assigned the following values to intangible assets: $5.2 million for customer relations with a useful life of 10 years, $0.5 million to database with a useful life of 6 years, $0.4 million to a noncompete agreement with a useful life of 5 years, and $0.3 million to trademarks with a useful life of 1.5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $11.6 million and was recorded as goodwill, which is deductible for tax purposes.

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

Metropolitan Research

On August 31, 2006, the Company acquired all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively Metropolitan Research) for $18.6 million in cash plus a potential earn-out of up to $6.4 million based on 2006 and 2007 performance criteria.  During the nine month period ended September 30, 2008, the Company paid approximately $6.4 million and satisfied all earnout payments due to the sellers of Metropolitan Research, in accordance with the asset purchase agreement. The payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

5.

GOODWILL AND INTANGIBLE ASSETS

At September 31, 2008 and December 31, 2007, the Company had the following acquired intangible assets (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Databases	$15,236	$12,078	$3,158	$13,269	$11,788	$1,481
Customer relations	37,640	5,343	32,297	17,841	4,119	13,722
Non-compete agreements	4,153	2,675	1,478	3,153	2,360	793
Trademark	340	274	66	340	104	236
	$57,369	$20,370	$36,999	$34,603	$18,371	$16,232

Intangible assets not subject to amortization:
Goodwill	$386,958	$20,618	$366,340	$346,737	$20,618	$326,119
Trademarks	66,150	1,401	64,749	20,318	1,401	18,917
	$453,108	$22,019	$431,089	$367,055	$22,019	$345,036

Estimated annual amortization expense is approximately as follows:

Year Ending December 31 (amounts in thousands):
2008	$1,174
2009	4,394
2010	4,247
2011	3,862
2012	3,609
Thereafter	19,713
$36,999

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Nurse and Allied Staffing Segment	Physician Staffing Segment	Clinical Trials Services Segment	Other Human Capital Management Services Segment	Total

Balance as of December 31, 2007	$257,667	$—	$49,145	$19,307	$326,119
Acquisition of MDA	1,218	26,119	—	—	27,337
Earnout payment for Assent Consulting	—	—	4,552	—	4,552
Earnout payment for Metropolitan Research	—	—	6,436	—	6,436
Earnout payment and net working capital adjustment for AKOS	—	—	2,507	—	2,507
Currency translation adjustment for AKOS	—	—	(611)	—	(611)
Balance as of September 30, 2008	$258,885	$26,119	$62,029	$19,307	$366,340

As of September 30, 2008, the Company had approximately $3.1 million included in other intangible assets which related to a particular customer relationship.   The relationship with this customer remains in good standing; however, the customer has begun to use offshore staffing to meet some of its needs and will not be renewing one of its contracts due to expire in the first quarter of 2009.  The expiration of this particular contract has the potential to impact the projected revenue stream utilized in assessing the value of this intangible asset.  Management will be aggressively pursuing other opportunities as they become available with this customer in an effort to replace this revenue stream.  The Company does have other ongoing contracts with this customer that are expected to continue to generate business, but they are not significant or sufficient enough to replace the revenue stream that will be ending in the first quarter of 2009.  Based on these circumstances, the Company may have to record an impairment charge if the future revenue stream from this customer relationship does not appear to support the recorded intangible asset.  Due to the uncertainty related to its future revenue stream at this time, the Company’s impairment analysis is not complete and a reasonable estimate of the amount of a potential impairment charge cannot be determined.

6.

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

For claims reported prior to September 1, 2008, the workers’ compensation insurance carrier required the Company to fund a reserve for payment of claims. Those funds are maintained by the insurance carrier.  Effective September 1, 2008, the Company has moved from a pre-funded program to a letter of credit structure to guarantee payments of claims.  The Company had approximately $5.9 million and $6.7 million recorded as prepaid workers’ compensation expense included in other current assets on the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, the Company had outstanding a $2.0 million standby letter of credit related to this new structure.

Effective October 2004, the Company implemented individual occurrence-based professional liability insurance policies with no deductible, for virtually all of its working nurses and allied professionals, other than those employed through its MedStaff subsidiary.  This coverage substantially replaced a $2.0 million per-claim layer of self-insured exposure.  Effective October 1, 2008, the individual professional liability insurance policies were replaced with one policy that insures each individual nurse for $2.0 million per occurrence and $4.0 million in the aggregate, as well as the corporation which shares those limits.  This policy has no deductible and does not cover healthcare professionals working through MedStaff or MDA.

Separately, the Company’s MedStaff subsidiary has a claims-made professional liability policy with a limit of $2.0 million per occurrence, $4.0 million in the aggregate and a $25,000 deductible. In addition, MDA has an occurrence-based professional liability policy with a limit of $1.0 million per occurrence, $3.0 million in the aggregate and a $0.5 million deductible for MDA, its independent contractor physicians, CRNAs and allied health professionals.  MDA’s $0.5 million deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc.(the Captive). Under the terms of the Captive’s reinsurance policy it is required to guarantee the payment of claims to its insured parties primary medical malpractice insurance carrier via a $5.0 million letter of credit. The value of the letter of credit is secured by $5.0 million of cash held by the Captive in a restricted account and is reported as restricted cash on the condensed consolidated balance sheet.  For healthcare professionals that are not insured through these individual policies or through MedStaff’s policy, and for the Company’s independent liabilities (such as negligent hiring), the Company provides primary coverage with a $2.0 million self-insured retention.

Subject to certain limitations, the Company also has $5.0 million per occurrence and $10.0 million in the aggregate in umbrella liability insurance coverage, after the individual policies, MedStaff’s policy or the $2.0 million self-insured primary coverage have been exhausted.

In August 2002, the Company changed its professional and general liability policy to include a self-insured limit of $2.0 million per claim through a self-insured retention.

7.

DEBT

At September 30, 2008, long-term debt consists of the following:

	September 30, 2008	December 31, 2007
(Amounts in thousands)
Term loan, interest at 4.99%	$125,000	$—
Revolving credit facility, weighted average interest at 5.65% and 6.81% at September 30, 2008 and December 31, 2007, respectively	18,250	38,000
Capitalized leases	1,158	1,452
	144,408	39,452
Less current portion	(9,214)	(5,067)
	$135,194	$34,385

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75.0 million revolving credit facility, maturing in November 2010, and provides for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders.  The term loan bears interest at a rate of, at the Company’s option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin.

The Credit Agreement was also amended for customary covenants for similar leveraged deals such as: 1) requiring the Company to hedge at least 40% of its floating rate exposure for 2 years; and 2) adding a mandatory prepayment provision from Excess Cash as defined by the Credit Agreement.  Pursuant to the provisions of the Credit Agreement, in October 2008, the Company entered into interest rate swap agreements to effectively fix the interest on $70.0 million of its term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

The $75.0 million revolving credit facility has a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving credit facility on a dollar for dollar basis. The credit facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of September 30, 2008, the Company had $18.3 million of borrowings and $5.3 million of standby letters of credit outstanding under this facility, leaving $51.4 million available for borrowing.  In addition, the Company has a letter of credit outstanding outside the Credit Agreement relating to MDA’s Captive.  See Note 6- Reserves for Claims.

The provisions of the revolving credit agreement generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which, as of September 30, 2008, extends beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $16.0 million of borrowings under this facility is classified as long-term as of September 30, 2008. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these condensed consolidated financial statements.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of September 30, 2008 are as follows:

Year Ending December 31 (Amounts in thousands):
2008	$4,003
2009	7,711
2010	26,441
2011	15,628
2012	36,719
2013	53,906
$144,408

8.

STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 10, 2006, the Company’s Board of Directors authorized a stock repurchase program whereby the Company was authorized to purchase up to 1.5 million shares of its common stock. This repurchase program was completed and on February 28, 2008, the Company’s Board of Directors authorized an additional stock repurchase program, whereby it may purchase up to an additional 1.5 million shares of its common stock, subject to the terms of the Company’s credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion. The Company commenced repurchases under the February 2008 authorization during the first quarter of 2008 upon the completion of the May 2006 authorization.

During the three months ended September 30, 2008, the Company did not repurchase shares due to the impending and subsequent closing of its previously announced acquisition of MDA.  During the nine months ended September 30, 2008, the Company repurchased a total, under both programs, of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. During the nine months ended September 30, 2007, the Company purchased a total of 346,998 shares of common stock at an average cost of $17.31 per share, for a total cost of $6.0 million. All of the common stock purchased was retired. Under the February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s Credit Agreement.  Currently, the Company may not make any repurchases until the Leverage Ratio (as defined in the Credit Agreement) drops below 2 to 1. The Leverage Ratio on September 30, 2008 was 2.14 to 1. At September 30, 2008, the Company had approximately 30.8 million shares of common stock outstanding.

Share-Based Payments

During the nine month period ended September 30, 2008, the Company granted, under its 2007 Stock Incentive Plan, 110,310 restricted stock awards, and 158,664 stock appreciation rights to the Company’s management team. The stock appreciation rights can only be settled with stock. The awards and rights vest over a 4 year period.

During the three and nine month periods ended September 30, 2008, $0.4 million and $0.9 million, respectively, was included in selling, general and administrative expenses related to share-based payments.  Share-based payment expense was not material for the three and nine month periods ended September 30, 2007.

During the three and nine months ended September 30, 2008, 90,064 shares and 104,626 shares of common stock, respectively, were issued upon exercise of employee stock options. In addition, in the nine month period ended September 30, 2008, 2,046 shares of common stock were issued as a result of vested restricted stock.

9.

SEGMENT DATA

In the third quarter of 2008, the Company added a physician staffing business segment as a result of the MDA acquisition (See Note 4- Acquisitions).  MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states.  MDA’s locum tenens business comprises the physician staffing business segment while MDA’s allied staffing services have been aggregated with the Company’s nurse and allied staffing business segment.

The nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to primarily acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The physician staffing business segment provides multi-specialty locum tenens (temporary physician staffing) to the healthcare industry in all 50 states. The clinical trials services business segment provides clinical trials, drug safety, and regulatory professionals on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe. The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$128,910	$145,780	$402,241	$433,497
Physician staffing	10,831	—	10,831	—
Clinical trials services	25,414	26,164	75,181	65,444
Other human capital management services	12,979	13,180	40,083	37,615
	$178,134	$185,124	$528,336	$536,556

Contribution income (a):
Nurse and allied staffing	$14,332	$14,329	$41,132	$39,385
Physician staffing	928	—	928	—
Clinical trials services	3,755	5,064	11,937	10,597
Other human capital management services	1,589	1,639	6,092	5,728
	20,604	21,032	60,089	55,710

Unallocated corporate overhead	6,844	6,660	20,284	19,952
Depreciation	1,789	1,370	5,352	4,359
Amortization	713	622	2,029	1,361
Legal settlement charge	—	—	—	34
Income from operations	$11,258	$12,380	$32,424	$30,004

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

10.

COMMITMENTS AND CONTINGENCIES

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments, as of September 30, 2008, associated with these agreements with terms of one year or more are approximately as follows:

Year Ending December 31 (Amounts in thousands):
2008	$1,755
2009	6,833
2010	6,009
2011	5,645
2012	5,216
Thereafter	13,978
$39,436

Contingencies:

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff, Inc. filed a Motion to Decertify the class.  The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.

In the nine months ended September 30, 2007, the Company paid $6.7 million to settle the California wage and hour class action lawsuit filed against certain of the Company's subsidiaries in Superior Court in Orange County, California, in August of 2003.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a material effect on the Company’s consolidated financial position or results of operations.

11.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will implement FASB Staff Position No. 142-3 on January 1, 2009.  The Company expects that FASB Staff Position No. 142-3 could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  FASB Statement No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FASB Statement No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to implement FASB Statement No. 161 in the fourth quarter of 2008 due to the interest rate swap agreements entered into in October 2008 (See Note 7-Debt) and it does not believe the adoption of FASB Statement No. 161 will have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. As the Company did not elect fair value treatment for qualifying instruments that exist as of the effective date, the adoption of this Standard did not have a material impact on its consolidated financial statements. The Company may elect to measure qualifying instruments at fair value in the future.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. At January 1, 2008, the adoption of FASB Statement No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. The Company does not expect the deferred portion of the adoption to have a material impact on its consolidated financial statements.

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

Overview

Our nurse and allied staffing business segment, which comprises travel and per diem nurse and travel allied staffing, represented approximately 73% of our total revenue. Travel nurse staffing represented approximately 86% of this business segment’s revenue and approximately 62% of the Company’s total revenue. In the third quarter of 2008, the Company added a new business segment, physician staffing, as a result of its acquisition, on September 9, 2008, of substantially all of the assets of privately held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of privately-held MDA Holdings, Inc. (collectively, MDA).  Physician staffing represented approximately 6% of our total revenue for the three months ended September 30, 2008. Our clinical trials services business segment, which provides a flexible range of traditional contract staffing, clinical research outsourcing, drug safety monitoring, and regulatory consulting services, represented approximately 14% of total revenue. Our other human capital management services business segment represented approximately 7% of total Company revenue and consists of the education and training, and retained search businesses.

For the three months ended September 30, 2008, revenue was $178.1 million, and net income was $6.2 million, or $0.20 per diluted share. Cash provided by operating activities for the nine months ended September 30, 2008, was $40.9 million and was used primarily for repurchases of shares of our common stock, earnout payments related to acquisitions in our clinical trials services business segment, repayments on our revolving credit facility and capital expenditures. We financed the purchase of MDA in early September by borrowing $125.0 million on a term loan under our restated and amended Credit Agreement.  We ended the quarter with total debt of $144.4 million and $12.6 million in unrestricted cash, resulting in a ratio of debt, net of unrestricted cash, to total capitalization of 24.3%.

Nurse and Allied Staffing

The demand for our nurse and allied staffing business, as measured by the average monthly number of open orders from our hospital clients has decreased significantly from the second quarter of 2008 and on a year-over-year basis. In addition, we experienced a decrease in booking activity from our clients for future assignments.  Our hospital clients have been increasingly reluctant to commit to a contract nurse, most often citing low patient census and budget reductions as factors for their hesitation. On the supply side, we believe a nurse’s willingness to leave a full-time hospital staff position is affected by the overall economic environment and its potential impact on the employment security and income earnings potential of the nurse’s spouse. We believe that recent weakness in the nation’s employment statistics is likely having an adverse effect on the willingness of nurses to relinquish the security of a full-time hospital staff position in order to take a travel assignment with us. During the third quarter of 2008, we introduced a significant revision to our compensation and benefit package for our nurse and allied professionals.  We believe this will significantly enhance our competitive position in the market place.  While the initial response was less than anticipated due to the complexity of this program, we did experience an improved response later in the quarter. We are also seeing an increase in nurse applicant activity.  However, this is occurring at a time when our customers appear less inclined to commit to contract nurses.

Physician Staffing

We believe this business will continue to experience growth due to a greater demand for physicians because they are revenue generators for hospitals and physician practice groups, unlike nurses who represent a cost center to hospitals.

Clinical Trials Services

Our clinical trials services business has also experienced a similar reluctance from its clients to commit. Certain projects scheduled to start in the third and fourth quarter have been delayed until 2009. Pharmaceutical and biotechnology customers have become less willing to use temporary staffing and out-sourcing services to meet their clinical trials objectives. We believe this is driven by an effort to reduce expenses at all levels to conserve cash in the current economic environment at all levels. This includes research efforts, which effectively delays the start of some clinical projects. However, we believe there are a sufficient number of trials being planned that represent opportunities for this business both on a domestic and international basis.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	73.4	75.2	73.8	76.2
Selling, general and administrative expenses	18.8	17.0	18.6	16.9
Bad debt expense	0.1	0.0	0.1	0.2
Depreciation and amortization	1.4	1.1	1.4	1.1
Income from operations	6.3	6.7	6.1	5.6
Foreign exchange loss	0.0	0.0	0.0	0.0
Interest expense, net	0.4	0.5	0.3	0.4
Income before income taxes	5.9	6.2	5.8	5.2
Income tax expense	2.4	2.4	2.3	2.0
Net income	3.5%	3.8%	3.5%	3.2%

Acquisitions

MDA Holdings, Inc.

On September 9, 2008, we consummated the acquisition of MDA. We paid $115.9 million in cash at closing, which included $3.6 million as an estimated net working capital adjustment which is subject to final adjustments.  This transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. Of the cash paid at closing, approximately $8.7 million is being held in escrow to cover any post-closing liabilities and $0.3 million is being held in escrow to cover any net working capital adjustments.

Our senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75.0 million revolving credit facility and provides for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce our borrowings under our revolving credit facility. See Note 7 to the condensed consolidated financial statements - Debt for more information about the term loan and amended Credit Agreement.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states.  MDA is a leading provider of locum tenens staffing solutions. MDA has an in-house NCQA-certified Credentials Verification Organization which verifies critical credentials prior to physician assignments. It also offers its physicians occurrence-based malpractice coverage, as compared to less desirable claims-made policies offered by its main competitors. The acquisition of MDA solidifies our position as a leading national provider of healthcare staffing solutions. We expect to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses, who represent a cost center. We are also able to offer a more comprehensive suite of services to our healthcare clients and recognize there may be some potential synergies with our physician search business.

The acquisition has been accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, using the purchase method. The results of MDA’s operations have been included in the condensed consolidated statements of income since the date of acquisition. MDA’s allied staffing services have been included in our nurse and allied staffing business segment. MDA’s physician staffing services have been reported as a new business segment, physician staffing, in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

Based on the preliminary independent third-party appraisal, the Company assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life, $20.0 million for customer relations with a useful life of 12 years, $2.0 million to database with a useful life of 5 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.8 million and was recorded as goodwill, which is expected to be deductible for tax purposes. The purchase price allocation could change based on the ultimate resolution of initial assessments, the final audited financial statements, and/or the final third-party appraisal. Additional acquisition costs of approximately $0.5 million were incurred during the three and nine months ended September 30, 2008, and are included as goodwill in the condensed consolidated balance sheet.

Assent Consulting

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. We financed this acquisition using our revolving credit facility.  The purchase price was subject to a working capital adjustment that was settled with a payment of $0.5 million to us in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration is not related to the sellers’ employment. In the second quarter of 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million is being held in escrow, subject to forfeiture to us, to the extent a 2008 performance milestone is not achieved. The entire payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

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

Based on an independent third-party appraisal, we assigned the following values to intangible assets: $5.2 million for customer relations with a useful life of 10 years, $0.5 million to database with a useful life of 6 years, $0.4 million to a noncompete agreement with a useful life of 5 years, and $0.3 million to trademarks with a useful life of 1.5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $11.6 million and was recorded as goodwill, which is deductible for tax purposes.

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

AKOS has been conducting business since 1986 and provides drug safety, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. AKOS is based approximately 30 miles north of London, England, and strategically located inside what is considered to be the United Kingdom’s research triangle that extends outward from London to Cambridge and Oxford Universities. We believe the addition of AKOS will allow us to provide a more global and comprehensive range of contract staffing and outsourcing services to pharmaceutical and biotech customers.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 117% of our stockholders’ equity as of September 30, 2008.  Goodwill and other identifiable intangible assets from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $366.3 million and $101.7 million, respectively, net of accumulated amortization, at September 30, 2008. In accordance with FASB Statement No. 142, goodwill and certain other identifiable intangible assets are not subject to amortization. Instead, we review impairment annually. Refer to our Critical Accounting Principles and Estimates section of our Management’s Discussion and Analysis as filed in our Annual Report on Form 10-K for the year ended December 31, 2007. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 1 to 25 years. Refer to Note 5- Goodwill and Intangible Assets for more detailed information.

As of September 30, 2008, we had approximately $3.1 million included in other intangible assets which related to a particular customer relationship.   The relationship with this customer remains in good standing; however, the customer has begun to use offshore staffing to meet some of its needs and will not be renewing one of its contracts due to expire in the first quarter of 2009.  The expiration of this particular contract has the potential to impact our projected revenue stream utilized in assessing the value of this intangible asset.  We will be aggressively pursuing other opportunities as they become available with this customer in an effort to replace this revenue stream.  We do have other ongoing contracts with this customer that are expected to continue to generate business, but they are not significant or sufficient enough to replace the revenue stream that will be ending in the first quarter of 2009.  Based on these circumstances, we may have to record an impairment charge if the future revenue stream from this customer relationship does not appear to support the recorded intangible asset.  Due to the uncertainty related to its future revenue stream at this time, our impairment analysis is not complete and a reasonable estimate of the amount of a potential impairment charge cannot be determined, but we do not expect it exceed $0.06 per diluted share.

Segment Information

In the third quarter of 2008, we added the physician staffing business segment as a result of our acquisition of MDA (See Note 4- Acquisitions in notes to condensed consolidated financial statements).  MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states.  MDA’s locum tenens business comprises the physician staffing business segment while MDA’s allied staffing services have been aggregated with our nurse and allied staffing business segment.

Our nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to acute care hospitals. Nurse and allied staffing services are also marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S. The physician staffing business segment provides multi-specialty locum tenens (temporary physician staffing) to the healthcare industry in all 50 states. Our clinical trials services business segment provides clinical trials, drug safety and regulatory professionals on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations (CRO) and acute care hospitals conducting clinical research trials in the United States, Canada and Europe. Our other human capital management services business segment includes the combined results of our Company’s education and training and retained search businesses.

The following table presents, for the periods indicated, selected condensed consolidated statements of income data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$128,910	$145,780	$402,241	$433,497
Physician staffing	10,831	—	10,831	—
Clinical trials services	25,414	26,164	75,181	65,444
Other human capital management services	12,979	13,180	40,083	37,615
	$178,134	$185,124	$528,336	$536,556

Contribution income (a):
Nurse and allied staffing	$14,332	$14,329	$41,132	$39,385
Physician staffing	928	—	928	—
Clinical trials services	3,755	5,064	11,937	10,597
Other human capital management services	1,589	1,639	6,092	5,728
	20,604	21,032	60,089	55,710

Unallocated corporate overhead	6,844	6,660	20,284	19,952
Depreciation	1,789	1,370	5,352	4,359
Amortization	713	622	2,029	1,361
Legal settlement charge	—	—	—	34
Income from operations	$11,258	$12,380	$32,424	$30,004

—————

(a)

We define contribution income as income from operations before depreciation, amortization, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenue from services

Revenue from services decreased $7.0 million, or 3.8%, to $178.1 million for the three months ended September 30, 2008, as compared to $185.1 million for the three months ended September 30, 2007. Excluding the impact of acquisitions, revenue decreased $19.5 million or 10.5%. The decrease in revenue was primarily due to a decrease in revenue from our nurse and allied staffing business segment as well as decreases in our clinical trials services and other human capital management services.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $16.9 million, or 11.6%, to $128.9 million in the three months ended September 30, 2008, from $145.8 million in the three months ended September 30, 2007. The decrease in revenue reflected a decrease in staffing volume versus the prior year that was partially offset by improved pricing.

Average nurse and allied staffing revenue per full-time equivalents (FTEs) and average bill rates increased approximately 1.9% and 2.2%, respectively, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The average number of nurse and allied staffing FTEs on contract during the three months ended September 30, 2008, decreased 13.3% from the three months ended September 30, 2007.

Physician staffing

Revenue from our physician staffing business was $10.8 million in the three months ended September 30, 2008, entirely from the acquisition of MDA.

Clinical trials services

Revenue from clinical trials services decreased $0.8 million, or 2.9%, to $25.4 million in the three months ended September 30, 2008, from $26.2 million in the three months ended September 30, 2007. Excluding the impact of the acquisition of Assent, revenue decreased $1.8 million, or 6.8%. This decline is primarily due to a decrease in our drug safety business due to the loss of a specific contract (see Note 5 to the condensed consolidated financial statements– Goodwill and Intangible Assets) and a decrease in traditional contract staffing volume; partially offset by an increase in revenue from CRO projects. The decrease in staffing volume is due to the completion of certain contracts and delays in the start-up of certain clinical trials.

Other human capital management services

Revenue from other human capital management services for the three months ended September 30, 2008, decreased $0.2 million, or 1.5%, to $13.0 million from $13.2 million in the three months ended September 30, 2007, reflecting a decrease in revenue from our education and training business partially offset by an increase in revenue from our retained search business.  Revenue from our education and training business declined primarily due to lower seminar attendance.  Revenue from our retained search business was up slightly due to stronger placement activity.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $8.6 million, or 6.2%, to $130.7 million for the three months ended September 30, 2008, as compared to $139.3 million for the three months ended September 30, 2007.

As a percentage of total revenue, direct operating expenses represented 73.4% of revenue for the three months ended September 30, 2008 and 75.2% for the three months ended September 30, 2007. This decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations, and a change in mix of revenue from our business segments. Revenue from our clinical trials services and other human capital management services are a higher percentage of total revenue from services in the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to the clinical trials services acquisitions. Clinical trials services and other human capital management services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.0 million, or 6.3%, to $33.5 million for the three months ended September 30, 2008, as compared to $31.5 million for the three months ended September 30, 2007. The increase in selling, general and administrative expenses was primarily due to the acquisition of MDA.

Included in selling, general and administrative expenses is unallocated corporate overhead of $6.8 million in the three months ended September 30, 2008, compared to $6.7 million in the three months ended September 30, 2007. As a percentage of consolidated revenue, unallocated corporate overhead was 3.8% during the three month period ended September 30, 2008, and 3.6% in the three month period ended September 30, 2007, primarily due to higher compensation of approximately $0.4 million related to share-based payments.  Excluding share-based payment compensation, unallocated corporate overhead was lower in the three months ended September 30, 2008.

As a percentage of total revenue, selling, general and administrative expenses were 18.8% and 17.0%, respectively, for the three months ended September 30, 2008 and 2007, primarily due to negative operating leverage in our nurse and allied staffing segment and a change in mix of revenue from our business segments. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions. Clinical trial services and other human capital management services generally operate with a higher selling, general and administrative burden than our nursing and allied staffing business segment.

Bad debt expense

Bad debt expense was $0.2 million in the three months ended September 30, 2008. No bad debt expense was recorded in the three months ended September 30, 2007.

Contribution income

Contribution income from our nurse and allied staffing segment for the three months ended September 30, 2008, was $14.3 million, essentially flat from the three month period ended September 30, 2007. As a percentage of nurse and allied staffing revenue, segment contribution income was 11.1% for the three months ended September 30, 2008, and 9.8% for the three months ended September 30, 2007. This increase is primarily due to a widening of our bill-pay spread and lower insurance expenses.

Contribution income from physician staffing for the three months ended September 30, 2008, was $0.9 million, representing the 22 days of operations since our acquisition of this business.  As a percentage of physician staffing revenue, contribution income was 8.6%.

Contribution income from clinical trials services for the three months ended September 30, 2008, decreased $1.3 million to $3.8 million, compared to $5.1 million in the three months ended September 30, 2007. As a percentage of clinical trials services revenue, segment contribution income was 14.8% in the three months ended September 30, 2008, compared to 19.4% in the three months ended September 30, 2007. This decline is primarily due to an increase in direct costs associated with a CRO project and a decrease in revenue from drug safety engagements which had higher margins than our traditional contract staffing assignments.

Contribution income from other human capital management services for the three months ended September 30, 2008, was $1.6 million, essentially flat from the three months ended September 30, 2007. Contribution income as a percentage of other human capital management services revenue for the three months ended September 30, 2008, was 12.2% compared to 12.4% for the three months ended September 30, 2007.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended September 30, 2008, totaled $2.5 million as compared to $2.0 million for the three months ended September 30, 2007. As a percentage of total revenue, depreciation and amortization expense was 1.4% for the three month period ended September 30, 2008 and 1.1% for the three month period ended September 30, 2007. This increase is primarily due to higher amortization expense related to our acquisitions and additional depreciation expense from fixed assets that were placed into service since the beginning of 2008 due to technology upgrades.

Interest expense, net

Interest expense, net, totaled $0.8 million for the three months ended September 30, 2008 and 2007.  Higher average borrowings outstanding were offset by a lower effective interest rate on our borrowings. Higher borrowings in the three months ended September 30, 2008, were primarily due to financing of the MDA acquisition. The effective interest rate on our borrowings for the three months ended September 30, 2008, was 4.7% compared to a rate of 6.8% for the three months ended September 30, 2007. In October 2008, we entered into interest rate swap agreements to effectively fix the interest on $70.0 million of our term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

Income tax expense

Income tax expense totaled $4.4 million for the three months ended September 30, 2008, as compared to $4.5 million for the three months ended September 30, 2007. The effective tax rate was 41.5% in the three months ended September 30, 2008, compared to 38.8% in the three months ended September 30, 2007. The change in rate is due to a revision of the estimated tax rate for the full year 2008, primarily reflecting the introduction of per diem allowances for our travel nurse and allied staffing field personnel.  A portion of these allowances are not deductible for tax purposes.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Revenue from services

Revenue from services decreased $8.2 million, or 1.5%, to $528.3 million for the nine months ended September 30, 2008 as compared to $536.6 million for the nine months ended September 30, 2007. The decrease was primarily due a decrease in revenue from our nurse and allied staffing business segment partially offset by the added revenue of the MDA acquisition and an increase in our clinical trials services and other human capital management services business segments. The increase in our clinical trials services business segment was due to the acquisitions of AKOS and Assent. Excluding the impact of acquisitions, consolidated revenue from services decreased $33.7 million or 6.3%.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $31.3 million, or 7.2%, to $402.2 million in the nine months ended September 30, 2008, from $433.5 million in the nine months ended September 30, 2007. A decrease in volume versus the prior year more than offset improved pricing.

Average nurse and allied staffing revenue per FTEs and average bill rates increased approximately 3.0% during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The average number of nurse and allied staffing FTEs on contract during the nine months ended September 30, 2008, decreased 9.9% from the nine months ended September 30, 2007.

Physician staffing

Revenue from our physician staffing business was $10.8 million in the nine months ended September 30, 2008. This revenue was generated by MDA, acquired on September 9, 2008.

Clinical trials services

Revenue from clinical trials services increased $9.7 million, or 14.9%, to $75.2 million in the nine months ended September 30, 2008, from $65.4 million in the nine months ended September 30, 2007. Excluding the impact of the acquisitions of Assent and AKOS, revenue decreased $4.2 million, or 6.5%. This decline was primarily due to a decrease in traditional contract staffing volume and a decrease in revenue from the drug safety contract described above; partially offset by an increase in revenue from CRO projects.

Other human capital management services

Revenue from other human capital management services for the nine months ended September 30, 2008, increased $2.5 million, or 6.6%, to $40.1 million from $37.6 million in the nine months ended September 30, 2007, reflecting increases in both our education and training and our retained search businesses.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $18.5 million, or 4.5%, to $390.1 million for the nine months ended September 30, 2008, as compared to $408.6 million for the nine months ended September 30, 2007.

As a percentage of total revenue, direct operating expenses represented 73.8% of revenue for the nine months ended September 30, 2008 and 76.2% for the nine months ended September 30, 2007. This decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations, a change in mix of revenue from our business segments, lower professional liability expenses and lower housing cost as a percentage of revenue; partially offset by higher health insurance claims. Revenue from our clinical trials services and other human capital management services are a higher percentage of total revenue from services in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the clinical trials services acquisitions. Clinical trials services and other human capital management services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.8 million, or 7.5%, to $97.8 million for the nine months ended September 30, 2008, as compared to $90.9 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses was primarily due to additional expenses from acquisitions and higher compensation expense partially offset by lower legal fees.

Included in selling, general and administrative expenses is unallocated corporate overhead of $20.3 million for the nine months ended September 30, 2008, compared to $20.0 million for the nine months ended September 30, 2007. As a percentage of consolidated revenue, unallocated corporate overhead was 3.8% during the nine month period ended September 30, 2008 and 3.7% for the nine month period ended September 30, 2007.

As a percentage of total revenue, selling, general and administrative expenses were 18.6% and 16.9%, respectively, for the nine months ended September 30, 2008 and 2007, primarily due to a combination of a change in mix of revenue from our business segments and higher expenses as discussed above. Revenue from our clinical trials services and other human capital management services increased at a higher rate than our nursing and allied staffing business segment, primarily due to the clinical trials services acquisitions. Clinical trial services and other human capital management services generally operate with a higher selling, general and administrative burden than our nursing and allied staffing and physician staffing business segments.

Bad debt expense

Bad debt expense totaled $0.7 million for the nine months ended September 30, 2008 compared to $1.3 million in the nine months ended September 30, 2007. Bad debt expense as a percentage of total revenue was 0.1% in the nine months ended September 30, 2008 compared to 0.2% in the nine months ended September 30, 2007. This decrease is due to improved collections during the nine month period ended September 30, 2008.

Contribution income

Contribution income from our nurse and allied staffing segment for the nine months ended September 30, 2008, increased $1.7 million, or 4.4%, to $41.1 million from $39.4 million in the nine month period ended September 30, 2007. As a percentage of nurse and allied staffing revenue, segment contribution income was 10.2% for the nine months ended September 30, 2008, and 9.1% for the nine months ended September 30, 2007. This increase is primarily due to a widening of our bill-pay spread, and secondarily by lower professional liability expenses and a moderation in the rate of increase of housing costs, partially offset by higher health insurance claims.

Contribution income from physician staffing for the nine months ended September 30, 2008, was $0.9 million, representing the 22 days of operations since our acquisition of this business.  As a percentage of physician staffing revenue, contribution income was 8.6%.

Contribution income from clinical trials services for the nine months ended September 30, 2008, increased $1.3 million to $11.9 million, compared to $10.6 million in the nine months ended September 30, 2007. As a percentage of clinical trials services revenue, segment contribution income was 15.9% in the nine months ended September 30, 2008, compared to 16.2% in the nine months ended September 30, 2007.

Contribution income from other human capital management services for the nine months ended September 30, 2008, increased by $0.4 million, or 6.4%, to $6.1 million, from $5.7 million in the nine months ended September 30, 2007 due to improved contribution income in the retained search business partially offset by lower contribution income from the education and training businesses. Contribution income as a percentage of other human capital management services revenue was 15.2% for the nine month periods ended September 30, 2008 and 2007.

Depreciation and amortization expense

Depreciation and amortization expense in the nine months ended September 30, 2008, totaled $7.4 million as compared to $5.7 million for the nine months ended September 30, 2007. As a percentage of revenue, depreciation and amortization expense was 1.4% for the nine month period ended September 30, 2008 and 1.1% for the nine months ended September 30, 2007. This increase is primarily due to higher amortization expense related to acquisitions and additional depreciation expense from fixed assets that were placed into service since the beginning of 2008 due to technology upgrades.

Interest expense, net

Interest expense, net, totaled $2.0 million for the nine months ended September 30, 2008 and $1.8 million for the nine months ended September 30, 2007. This increase was due to higher average borrowings in the nine months ended September 30, 2008, partially offset by a lower effective interest rate. Higher borrowings in the nine months ended September 30, 2008, were primarily due to the financing of the MDA and 2007 acquisitions, stock repurchases and earnout payments. The effective interest rate on our borrowings for the nine months ended September 30, 2008, was 5.1% compared to a rate of 6.9% for the nine months ended September 30, 2007.

Income tax expense

Income tax expense totaled $12.2 million for the nine months ended September 30, 2008, as compared to $10.8 million for the nine months ended September 30, 2007. The effective tax rate was 39.9% in the nine months ended September 30, 2008, compared to 38.4% in the nine months ended September 30, 2007. The increase in the tax rate was primarily due to a revised estimate of the current year’s taxable income, primarily reflecting the introduction of per diem allowances for our travel nurse and allied staffing field personnel.  A portion of these allowances are not deductible for tax purposes.

Liquidity and Capital Resources

As of September 30, 2008, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.3 to 1. Working capital decreased by $3.8 million to $94.9 million as of September 30, 2008, compared to $98.7 million as of December 31, 2007.

Net cash provided by operating activities during the nine months ended September 30, 2008, was $40.9 million, compared to $16.0 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we paid $6.7 million, pretax, to settle the California wage and hour class-action lawsuit (Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.). Exclusive of this prior year payment, net cash provided by operating activities in the nine months ended September 30, 2008 was higher, primarily due to a decrease in accounts receivable in the nine months ended September 30, 2008, compared to an increase in accounts receivable in the nine months ended September 30, 2007. In addition net cash provided by operating activities was higher due to timing of payments, partially offset by lower net income. Number of days’ sales outstanding decreased 5 days to 54 days at September 30, 2008, compared to 59 days at December 31, 2007, primarily due to the impact of the MDA acquisition which operates with lower days’ sales outstanding than our other businesses.

Investing activities used $129.7 million in cash during the nine months ended September 30, 2008, primarily for the purchase of MDA and earnout payments related to the acquisitions of Assent, AKOS and Metropolitan Research. During the nine months ended September 30, 2007, investing activities used $34.0 million in cash, primarily for the acquisitions of Assent and AKOS and capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2008, was $92.6 million compared to $17.9 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we borrowed $125.0 million through a term loan to fund the acquisition of MDA.  In addition, we repaid a net of $20.2 million of our total debt, as compared to net borrowings of $22.0 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we used $10.8 million to repurchase and retire stock as compared to $6.0 million in the nine months ended September 30, 2007. Debt issuance costs paid were $2.6 million in the nine months ended September 30, 2008 related to the MDA financing.  Proceeds and tax benefits from the exercise of employee stock options provided $1.2 million in the nine months ended September 30, 2008 compared to $1.9 million in the nine months ended September 30, 2007.

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

During the nine months ended September 30, 2008, we repurchased, under both programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. During the nine months ended September 30, 2007, we purchased 346,998 shares of common stock at an average cost of $17.31 per share, for a total cost of $6.0 million. All of the common stock was retired. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares. Currently, we may not make any repurchases until the Leverage Ratio (as defined in the Credit Agreement) drops below 2 to 1. The Leverage Ratio on September 30, 2008 was 2.14 to 1. At September 30, 2008, we had approximately 30.8 million shares of common stock outstanding.

Credit Facility

Our senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The $200.0 million Credit Agreement, dated as of November 10, 2005 and Amended and Restated as of September 9, 2008 (the Credit Agreement) keeps in place an existing $75.0 million revolving credit facility and provides for a 5-year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders.  The term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin.

The Credit Agreement was also amended for customary covenants for similar leveraged deals such as: 1) requiring us to hedge at least 40% of our floating rate exposure for 2 years; and 2) adding a mandatory prepayment provision from Excess Cash as defined by the Credit Agreement. Pursuant to the provisions of the Credit Agreement, subsequent to September 30, 2008, in October 2008, we entered into interest rate swap agreements to effectively fix the interest on $70.0 million of our term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2008:

Commitments	Total	2008	2009	2010	2011	2012	Thereafter
	(Unaudited, amounts in thousands)

Senior secured credit facility (a)	$143,250	$3,813	$7,031	$26,156	$15,625	$36,719	$53,906

Capital lease obligations	1,158	190	680	285	3	—	—

Operating leases obligations (b)	39,436	1,755	6,833	6,009	5,645	5,216	13,978

Purchase obligations (c)	1,128	267	760	101	—	—	—

Earnouts (d)	—	—	—	—	—	—	—
	$184,972	$6,025	$15,304	$32,551	$21,273	$41,935	$67,884

———————

(a)

Under our Credit Agreement, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our Credit Agreement. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Credit Agreement could be declared immediately due and payable.

(b)

Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

(c)

Other contractual obligations include contracts for information systems maintenance and support and consulting services.

(d)

Earnouts are contingent payments related to our acquisitions. The Company may be required to pay an earnout to the sellers of MDA. However, the amount cannot be determined at this time. See Note 4 to the condensed consolidated financial statements – Acquisitions.

Critical Accounting Principles and Estimates

Our critical accounting principles remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles (GAAP). FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We will implement FASB Staff Position No. 142-3 on January 1, 2009. We expect that FASB Staff Position No. 142-3 could have an impact on our future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  FASB Statement No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FASB Statement No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We expect to implement FASB Statement No. 161 during the fourth quarter due to the interest rate swap agreements we have entered into in October 2008 (See Note 7 to the condensed consolidated financial statements - Debt) and we do not believe the adoption of FASB Statement No. 161 will have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the standard had no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. At January 1, 2008, the adoption of FASB Statement No. 157 did not have a material impact on our consolidated condensed financial statements. We do not expect the deferred portion of the adoption to have a material impact on our consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion supplements the detailed information presented in our Annual Report on Form 10-K filed for the year ended December 31, 2007.

Our exposure to interest rate changes has increased from December 31, 2007, due to the term loan financing related to our acquisition of MDA as described in Note 7 – Debt to the condensed consolidated financial statements. The $125.0 million term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin.  A 1% change in interest rates on our variable rate debt, including the term loan, would have resulted in interest expense fluctuating approximately $0.1 million and $0.3 million in the three and nine month periods ending September 30, 2008.

In October 2008, we entered into interest rate swap agreements to effectively fix the interest on $70.0 million of our term loan for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; and failed to keep appropriate records to keep track of time worked. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint; for full restitution of all monies MedStaff allegedly failed to pay Plaintiffs and their purported class; for interest; for certain penalties provided for by the California Labor Code; and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff, Inc. filed a Motion to Decertify the class.  The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

ITEM 1A.

RISK FACTORS

The following risk factors, replace the risk factors in their entirety included in the Company’s Annual Report on Form 10-K.

We may be unable to recruit enough healthcare professionals to meet our clients’ demands.

We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients such as healthcare facilities, physician groups and pharmaceutical and biotechnology companies, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of certain qualified nurses and physicians in most areas of the United States and competition for these professionals remains intense. The current slowdown in the economy may make these healthcare professionals less willing to travel to temporary assignments, thus further intensifying the competition with other temporary healthcare staffing companies to recruit these healthcare professionals.  Although demand by our clients has slowed, at this time we still do not have enough nurses and physicians to meet our clients’ demands for these staffing services. This shortage of healthcare professionals generally and their willingness to leave stable full-time jobs to travel on temporary assignments in the current environment may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.

The costs of attracting and retaining healthcare professionals may rise more than we anticipate.

We compete with hospitals, healthcare facilities, physician groups and other healthcare staffing companies for qualified healthcare professionals. Because there is currently a shortage of qualified healthcare professionals, competition for them is intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable.  To induce healthcare professionals to take assignments with or through our competitors, they might increase hourly wages or other benefits.  If we do not raise wages or other benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

Our costs of providing housing for our healthcare professionals may be higher than we anticipate and, as a result, our margins could decline.

We provide housing for certain of our healthcare professionals when on an assignment with us.  At any given time, we have several thousand apartments on lease throughout the U.S.  Typically, the length of an apartment lease is coterminous with the length of the assignment of a nurse or allied healthcare professional. If the costs of renting apartments and furniture for these healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s housing lease exceeds the term of the nurse’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, typically 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases.  If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing, or, to avoid such risk, we may forego otherwise profitable opportunities.

Our clients may terminate or not renew their contracts with us.

Our arrangements with hospitals, healthcare facilities and physician group clients are generally terminable upon 30 to 90 days’ notice. We may have fixed costs, including housing costs, associated with terminated arrangements that we will be obligated to pay post-termination. Our clinical trials services business is conducted under long-term contracts with individual clients that may perform numerous clinical trials. Some of these long-term contracts are terminable by the clients without cause upon 30 to 60 days’ notice. Sponsors may decide to immediately discontinue trials at any time if compounds or biologics being studied do not meet targeted expectations. Clients utilizing our clinical trials services may also decide to offshore work outside of the United States to countries where we do not currently provide those services and this could adversely impact our business. In addition, the scope of work under a contract may be changed favorably or unfavorably for our business. Clients may also develop their own in-house capabilities that may replace their need to outsource clinical trials services to us. The delay, loss, termination or unfavorable change in the scope of work performed under a clinical trials services contract could negatively impact our business.

Decreases in demand by our clients may adversely affect the profitability of our business.

Among other things, changes in the economy which result in higher unemployment and low job growth, a decrease or stagnation in the general level of in-patient admissions at our clients’ facilities and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients may reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their regular employees. In a down market, healthcare professionals may be less likely to leave a full-time position to work on temporary assignments and clients are also more likely to focus on internal solutions for their temporary staffing needs.  In addition, we also may experience more competitive pricing pressure during periods when in-patient admissions are stagnant for periods of time or declining. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, in-patient admissions at our clients’ facilities could decline. These events individually or in the aggregate may cause a reduction in admissions that could negatively affect the demand for our services.  A decreased demand in our services may affect our ability to provide attractive assignments to our healthcare professionals thereby reducing our profitability.

Any failure by our clinical trials services business to comply with certain policies and procedures and regulations specific to that business could harm our reputation and operating results.

Our clinical trials service business operates in a highly regulated industry. Any failure on our part to comply with the policies and procedures established for a trial or to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to the Federal Drug Administration (“FDA”) and other regulatory authorities. This could harm our reputation, our ability to win future business and our operating results. In addition, if the FDA or another similar regulatory body finds a material breach by us of sound clinical practices, it could result in the termination of a clinical trial and that could harm our reputation, our ability to win future business and our operating results.

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

Our clinical trials services business is involved in the testing of new drugs and medical devices on volunteer human beings. Due to the risk of personal injury or death to patients participating in clinical trials, we are at risk for being sued in personal injury or wrongful death lawsuits due to possible unforeseen adverse side effects or the improper administration of a drug or device. Many of these patients are already seriously ill. Under our contracts, we are typically indemnified unless the resulting damages were caused by our negligence (e.g. serious adverse event is not reported timely to a sponsor or unblinding of material for a study is not done timely to respond with appropriate information for patient safety reasons). We have limited insurance coverage for certain events, however, the amount of our liability could materially impact our operating performance and our reputation and our insurance program may not cover such event.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. If these systems are damaged or disrupted and unable to function properly in order to support our business operations or require significant costs to repair, maintain or further develop, our business and financial results could be materially adversely affected.  Our information systems are protected through a secure hosting facility and additional backup remote processing capabilities also exist in the event our primary systems fail or are not accessible. However, the business is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events which may prevent personnel from gaining access to systems necessary to perform their tasks in an automated fashion. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately.

Losses caused by natural disasters, such as hurricanes could cause us to suffer material financial losses.

Catastrophes can be caused by various events, including, but not limited to, hurricanes and other severe weather. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure and the severity of the event. We do not maintain business interruption insurance for these events.  We could suffer material financial losses as a result of such catastrophes.

If applicable government regulations change, we may face increased costs that reduce our revenue and profitability.

The temporary healthcare staffing industry is regulated in many states. For example, in some states, firms such as our nurse staffing companies must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees. In addition, if government regulations were implemented that limited the amounts we could charge for our services, our profitability could be adversely affected.

If certain of our healthcare professionals are reclassified from independent contractors to employees our profitability could be materially adversely impacted.

Federal or state taxing authorities could re-classify our locum tenens physicians and certified registered nurse anesthetists as employees, despite both the general industry standard to treat them as independent contractors and many state laws prohibiting non-physician owned companies from employing physicians (e.g. the “corporate practice of medicine”). If they were re-classified as employees, we would be subject to, among other things, employment and payroll-related tax claims, as well as any applicable penalties and interest.  Any such reclassification would have a material adverse impact on our business model for that business segment and would negatively impact our profitability.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

We are spending an increased amount of management’s time and resources, since the inception of the Sarbanes-Oxley Act of 2002, to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. The compliance requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. This process has required us to hire additional personnel and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. If we are not able to timely comply with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

Future changes in reimbursement trends could hinder our clients’ ability to pay us.

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

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations and lack of liquidity in the credit markets may restrict our ability to make certain desirable acquisitions.

Our business strategy includes increasing our market share and presence in the temporary nurse and allied staffing, clinical trials services and locum tenens industries as well as other human capital management services through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions.  In the future, this could limit our ability to grow by acquisition or could raise the prices of acquisitions and make them less accretive to our earnings. In addition, even if we are able to negotiate acceptable terms at reasonable valuations, there can be no assurance that there will be sufficient liquidity available on terms favorable to the Company to complete such acquisition.  If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.  Certain restrictive covenants in our credit facility may also limit our ability to complete desirable acquisitions.

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

•

Diversion of management attention from existing operations; and

•

Assumptions of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations.

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

Our industry is subject to many complex federal, state and international laws and regulations related to, among other things, the eligibility of our foreign nurses to work in the U.S., the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. If we do not comply with the laws and regulations that are applicable to our business (both domestic and foreign), we could incur civil and/or criminal penalties or be subject to equitable remedies.

Impairment in the value of the Company’s goodwill or other intangible assets could adversely affect the Company’s financial condition and results of operations.

The Company is required to test goodwill and intangible assets with indefinite lives annually, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Interim reviews must also be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. The Company cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on the Company’s financial condition and results of operation.  At September 30, 2008, goodwill (net of amortization) represented 54.9% of the Company’s total assets.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, product liability or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks; relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

A key component of our business is the credentialing process. Ultimately, any hospital or other health care provider is responsible for its own internal credentialing process, and the provider typically makes the decision to allow a healthcare professional to provide services on behalf of the client. Nevertheless, in many situations, the provider will be relying upon the reputation and screening process of our Company. Errors in this process or failure to detect a poor or incorrect history could have a material effect on our reputation. In addition, we may not have access to all of the resources that are available to hospitals to check credentials.

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

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. While we do have certain business insurance, it may not be sufficient to cover our need. We caution you that actual outcomes or losses may differ materially from those estimated by our current assessments which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results for future periods.

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

Charterhouse Equity Partners III (CEP III) and CHEF Nominees Limited (CHEF) own approximately 8% of our outstanding common stock and continue to have two designees serving on our Board of Directors (which is currently comprised of seven members). Accordingly, they will be able to substantially influence:

•

the election of Directors

•

management and policies; and

•

the outcome of any corporate transactions or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of substantially all of our assets.

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

The Company presently maintains an effective shelf registration under the Securities Act covering the resale of stock held by CEP III. These shares represent approximately 8% of our outstanding common stock and sales of the stock could cause our stock price to decline.  In addition, we registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 1,500,000 shares of common stock for our 2007 Stock Incentive Plan. Options to purchase 2,068,409 shares of common stock were issued and outstanding as of September 30, 2008, of which, options to purchase 2,050,149 shares were vested. In addition, 319,164 shares of stock appreciation rights were issued and outstanding as of September 30, 2008, none of which were vested. Shares of restricted stock outstanding as of September 30, 2008, were 201,039. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction.

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

Recent market disruptions may adversely affect our operating results and financial condition.

The current recessionary conditions and the continuation or intensification of any continued volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that disruption in the financial markets continues and/or intensifies, it has the potential to materially affect our customers’ ability to tap into debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due, all of which could reasonably be expected to have an adverse impact on the number of open positions for healthcare staff they request, as well as their ability to pay for our temporary staffing services.

The disruptions that the financial markets are currently undergoing have led to unprecedented governmental intervention on an emergency basis. The results of these actions have been unclear, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us, our customers and the operations of corporate entities generally in the United States.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: November 10, 2008	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: November 10, 2008	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Lease Agreement dated February 1, 2007, by and between MDA Holding, Inc. and ADKS Realty Corporation

10.2	Lease Agreement dated March 1, 1999 by and between Medical Doctors Associates, Inc. and ADKS Realty Corporation

10.3	Lease Agreement dated as of October 29, 2007, by and between Crestline Office Center Associates LLC, and MDA Holdings, Inc.

10.4	Lease Agreement dated as of September 21, 2004, by and between TGS American Realty Limited Partnership and Medical Doctor Associates, Inc.

10.5	First Amendment to Lease Agreement dated as of September 1, 2007, by and between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc.

10.6*

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