Form 10-K
period 2008-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2009-03-17
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2008 of $14.41 as reported on the NASDAQ National Market, was $399,989,005. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 29, 2009, 30,774,868 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2009 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page
PART I

Item 1.        Business.

Item 1A.     Risk Factors.

17

Item 1B.     Unresolved Staff Comments.

24

Item 2.        Properties.

24

Item 3.        Legal Proceedings.

24

Item 4.        Submission of Matters to a Vote of Security Holders.

24

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

25

Item 6.        Selected Financial Data.

28

Item 7.        Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

30

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

49

Item 8.        Financial Statements and Supplementary Data.

49

Item 9.        Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

49

Item 9A.     Controls and Procedures.

49

Item 9B.     Other Information.

49

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

51

Item 11.      Executive Compensation.

51

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
Related Stockholders Matters.

51

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

51

Item 14.      Principal Accountant Fees and Services.

51

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

52

SIGNATURES

53

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers should carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2009.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements.

PART I

Item 1.

Business.

Overview of Our Company

We are a diversified leader in healthcare staffing services. We offer a comprehensive suite of staffing and outsourcing services to the healthcare market, which include being a leading national provider of nurse and allied staffing services and multi-specialty locum tenens (temporary physician staffing) services; a provider of clinical trials services to global pharmaceutical and biotechnology customers; and a provider of other human capital management services focused on healthcare.

We have a diversified revenue mix across business sectors and healthcare customers. For the fourth quarter ended December 31, 2008, our nurse and allied staffing business segment was 60% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing is our largest business. Our physician staffing business segment was 22% of our revenue and consists of temporary physician staffing (locum tenens) services. Our clinical trials services business segment was 12% of our revenue and consists of service offerings that include traditional staffing, as well as clinical trials management, drug safety monitoring and regulatory consulting services to pharmaceutical and biotechnology customers. Our other human capital management services business segment was 6% of our revenue and consists of education and training as well as retained search services related to physicians and healthcare executives. We have more than 5,000 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology customers, and other healthcare organizations to provide our healthcare staffing and outsourcing solutions. In 2008, no single client accounted for more than 3% of our revenue. In addition, our fees are paid directly by our clients and in certain cases by third-party administrative payers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

In September 2008, we acquired substantially all of the assets of privately-held MDA Holdings, Inc. (MDA) and its subsidiaries for $112.3 million in cash, plus additional earn-out payments based on 2008 and 2009 performance criteria. Headquartered in Norcross, Georgia, MDA provides multi-specialty temporary physician staffing (locum tenens) and allied staffing services to the healthcare industry in all 50 states. The locum tenens portion of MDA’s business is accounted for in our physician staffing business segment and the allied portion is accounted for in our nurse and allied staffing business segment.

In conjunction with this transaction, we entered into a $200.0 million syndicated credit facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities, LLC, and certain other lenders. Pursuant to this financing, we amended and kept in place our existing $75.0 million revolving loan facility and entered into a new $125.0 million 5-year term loan, from which the proceeds were used to finance the MDA acquisition and for future general corporate purposes.

For the year ended December 31, 2008, our revenue was $734.2 million and we had a net loss of $142.9 million, or ($4.61) per diluted share, including pre-tax non-cash goodwill and other intangible asset impairment charges. The net loss was a result of recording $244.1 million ($167.0 million after taxes, or $5.39 per diluted share) in impairment charges in the fourth quarter of 2008, primarily related to our annual goodwill impairment testing. During 2008, we generated $51.0 million in cash flow from operations. At year-end 2008 we had total debt of $133.1 million and $10.2 million of unrestricted cash on our balance sheet, resulting in a debt, net of unrestricted cash, to total capitalization ratio of 33.5% as of December 31, 2008.

Healthcare and Demographic Influences on Our Business

According to a 2009 government report published in Health Affairs, healthcare spending in the U.S. increased 6.1% to $2.2 trillion in 2007. Spending on hospital services increased 7.3% and comprised nearly one-third of all healthcare spending. Spending for physicians and clinical services grew by 6.5%, which was similar to the prior year. According to forecasts from the Centers for Medicare and Medicaid Services (CMS), healthcare spending is expected to almost double to approximately $4.3 trillion in 2017 and account for 19.5% of the U.S. gross domestic product (GDP), up from 16.3% in 2007. Of this projected increase, spending on hospital services will rise to more than $1.3 trillion by 2017 and represent 30% of overall healthcare spending.

This significant expansion in spending is expected to be driven, in large part, by greater demand for healthcare services due to an increasing and aging population:

•

The U.S. population grew by 31% or by 70 million people between 1980 and 2005. As baby boomers age, the number of Americans over age 65 will double by 2030 from 35 million to 71 million, according to U.S. Census Bureau projections. And by 2050, the U.S. population will expand to 420 million people, of which the number of people age 65 and older is expected to approach 87 million, according to a Congressional Research Service report (March 2007). Meanwhile, the 55-to-64 age group is expected to increase to 40 million by 2014, including the oldest baby-boomers who turn 65 years of age and become eligible for Medicare beginning in 2011.

•

Healthcare spending is higher for older people than younger people. Patients age 65 and older typically average six to seven doctor visits per year compared to two to four visits annually for those under age 65. If the annual number of visits continues at the present rate, the U.S. population will make 53% more trips to the doctor in 2020 than in 2000, according to a November 2008 report by the Association of American Medical Colleges (AAMC). Additionally, the most costly illnesses are more common among the elderly. As medical advances extend survival rates and improve quality of life for those with chronic conditions, the need for ongoing healthcare services will increase. The U.S. Centers for Disease Control and Prevention reported that 80% of people 65 and older have at least one chronic condition, such as diabetes, arthritis or cancer. Life expectancy for Americans is nearly 78 years, the highest in U.S. history, according to government statistics for 2005. Hospital utilization is significantly higher among older people. In 2005, the U.S. Department of Health and Human Services reported that people over the age of 65 comprised 38% of all inpatients. Projections from the American Hospital Association (AHA) expect hospital admissions for the over-age 65 group to rise to 56% in 2030 from 38% in 2004, while for the under-age 65 group decrease to 44% from 62% over the same period.

Overlaid on this expected increase in demand for healthcare services is an insufficient supply of registered nurses (RNs) and physicians to provide quality medical care. The RN workforce is aging and the nurse education system is constrained by an aging faculty and lack of teaching facilities, while at the same time there is a growing shortage of physicians in both hospitals and practice groups.

•

The nursing shortage is expected to expand to 340,000 unfilled RN positions by 2020 due to a combination of an aging RN workforce that is unable to offset increasing numbers of RNs retiring from the workforce over the coming years with the number of new RNs entering the workforce (Health Affairs, January/February 2007). The average age of RNs is approximately 47 years, up from age 45 in 2000. By 2012, RNs in their fifties will comprise the largest age group in the profession, and by 2020, baby-boomer nurses will be in their sixties, although most are expected to have retired from working in acute care hospitals. Approximately 478,000 RNs are expected to retire between 2002 and 2012.

•

Physicians are in short supply as well. While the root cause of this shortage dates back to the 1980s and 1990s when medical schools capped enrollment, researchers had earlier predicted a 50,000 shortfall by 2010 and 200,000 by 2020 (Health Affairs January/February 2002). However, a November 2008 report from the AAMC projects a shortage of 124,000 physicians by 2025. Nonetheless, both studies expect the shortage to be most severe among family physicians and general surgeons. Further, researchers believe it already is too late to avert a shortage since one-third of the nation’s physicians (approximately 250,000) are age 55 and older and approximately 38% are considering retirement in the next one to three years. And while the number of applicants to U.S. medical schools is increasing, it has not kept on pace to counter the expected future demand given the number of post-graduate years of training required. Surgical training, for example, requires eight to fourteen years.

Hospital and healthcare facility customers comprise the majority of our revenue base. Typically, they provide medical care 24x7, which requires RNs, physicians and other healthcare professionals to be staffed around the clock. Labor has historically been the largest component of a hospital’s operating budget representing approximately 50% of the budget with nursing care accounting for about half or a quarter of total expenditures. Hospitals are capital-intensive organizations that are paid for their services through reimbursements from the Centers for Medicare & Medicaid Services (CMS), by insurance companies paying their members’ covered claims, and by private-pay individuals. Our fees are paid directly by our clients and in certain cases, by third-party administrative payers. As a result, we have no direct exposure to any Medicare or Medicaid reimbursements.

Since the beginning of 2003, growth in hospital in-patient admissions has been flat-to-down. In addition, hospitals, healthcare facilities and physician practice groups have had to contend with changes in government reimbursements for their services, changes in legislation and agency regulations, a large universe of uninsured patients compounded by rising unemployment and consumerism for those with health insurance coverage, and rising bad debt and professional liability related to medical errors. More recently, hospitals and healthcare facilities have been affected by the financial and credit crisis, which has reduced their ability to access capital and/or substantially increased the cost of capital they are able to obtain. Also hospital expansion and construction projects, which experienced a robust up-surge during the past few years, have largely come to an abrupt halt.

The combination of these factors, as well as a weakening of the national labor market that triggered RNs to provide more hours of service directly to hospital employers at wages hospitals are willing and able to pay, has resulted in a decline in the demand for our nurse and allied staffing services while our physician staffing business continues to experience growth. Physicians are revenue generators for hospitals, healthcare facilities and practice groups while nurses are an un-reimbursed cost in the delivery of care.

The shortage of RNs and physicians is likely to increase over time, and could worsen by the adoption of universal healthcare coverage, according to a report by the AAMC in November 2008. Such broad-based healthcare coverage could add 4% to overall demand for physicians and increase the projected physician shortfall by 25%, or 31,000 physicians.

In our clinical trials services segment, the pharmaceutical and biotechnology industries have historically been less impacted by downturns in the economy and more impacted by mergers and acquisitions that result in evaluation of product mix and/or funding of research and development (R&D) efforts. While an increasing amount of R&D has been outsourced over the preceding years, the current global economic environment has led pharmaceutical companies to look more to in-licensing or acquiring new technologies and potential products while refocusing or scaling-back their R&D programs. The biotechnology industry has been impacted to a much greater degree by the recent lack of available funding from private and public sources. Consequently, the current economy has resulted in a number of companies being substantially down-sized, acquired or shut down – all of which have recently decreased R&D activity in this sector.

Nurse and Allied Staffing

We are a leading provider of travel nurse staffing services in the U.S., as well as a provider of travel allied staffing and per diem nurse staffing services. Our 2008 segment revenue was $525.8 million. We market our nurse and allied staffing services primarily to acute care hospitals, providing clients with staffing solutions through our Cross Country Staffing, MedStaff and Allied Health Group brands. We provide credentialed RNs for travel and per diem staffing assignments at public and private healthcare facilities, as well as for-profit and not-for-profit facilities located throughout the U.S. The vast majority of our assignments are at large acute-care hospitals, including teaching institutions and trauma centers, located in and around major metropolitan areas. We also provide other healthcare professionals in a wide range of specialties that include operating room technicians and various allied health professionals, such as rehabilitation therapists, radiology technicians and respiratory therapists, nurse practitioners, physician assistants and radiation therapy technicians to assignments in hospitals and non-acute care settings such as skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools. Cross Country Staffing is our largest brand. As a part of its business strategy, Cross Country Staffing has in-place a number of exclusive vendor-managed and preferred provider relationships with hospital clients, and continues to pursue such additional opportunities. In doing so, it provides clients with a suite of solutions to facilitate the efficient management of their temporary nursing workforce, which range from efficiency-enhancing technology to full vendor management solutions. MedStaff markets both its travel nurse staffing and per diem staffing services to public and private hospitals and healthcare facilities across the United States.

The nurse staffing businesses of our Cross Country Staffing and MedStaff brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

Recruiting

We operate differentiated brands – Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local, Assignment America and Allied Health Group – to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe RNs and allied health professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, as well as high levels of customer service.

In 2008, thousands of healthcare professionals applied with us through our recruitment brands. Historically, more than half of our field employees have been referred to us by other healthcare professionals. We also advertise in trade publications and on the Internet, which has become an important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online.

Our recruiters are an essential element of our travel staffing business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our recruiters work with candidates throughout their initial placement process as well as on subsequent assignments. We believe our strong retention rate is a direct result of these relationships. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our hospital clients. At year-end 2008, we had 153 recruiters in our travel staffing business.

Our recruiters utilize our computerized databases of positions to match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, our account managers review the candidate’s application package before submitting it to the hospital client for consideration. Account managers are knowledgeable about the specific requirements and operating environment of the hospitals that they service. In addition, our databases of open positions are kept updated by our account managers.

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

Operations

We operate our travel staffing business from a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania and Norcross, Georgia. These centers perform key support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, customer service and risk management. Our per diem staffing services are provided through a network of 15 branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automatic Data Processing, Inc. for payroll processing. Client billings are generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

During 2008, we had an average of approximately 2,400 apartments open under lease throughout the U.S. Our housing staff typically secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Apartment leases are typically three months in duration to match the assignment length of our field employees. Beyond the initial term, leases can generally be extended on a month-to-month basis. We typically provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices. We believe that our economies of scale help us secure competitive pricing and favorable lease terms.

Overview of the Nurse and Allied Staffing Industry

The temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses. Travel nurse staffing involves placement of RNs on a contract basis, typically for a 13-week assignment although assignments may range from several weeks or longer than three months. Travel assignments usually involve relocation to the geographic area of the assignment. Travel nurses provide hospitals and healthcare facilities with the flexibility and variable cost to manage changes in their staffing needs due to shifts in demand, represent a pool of potential full-time job candidates, and enable healthcare facilities to provide their patients with a greater degree of continuity of care. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements. Per diem nurse staffing comprises the majority of outsourced temporary nurse staffing and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice by the hospital client. Consequently, housing and extensive travel are generally not required for this mode of staffing.

Demand and Supply Drivers

Using temporary personnel enables healthcare providers to manage their total staffing levels of internal and external nursing resources to better match variability in patient admissions, seasonal fluctuations, and other factors such as facility expansion and staff training activities. The use of temporary RNs is no longer a stop-gap measure, but has become a way of life for many hospitals according to a survey by the PricewaterhouseCoopers’ Healthcare Research Institute in which hospital executives reported using temporary nurses for an average of 5% of all nursing hours. A separate national tracking study found as many as 75% of hospitals use temporary nurses. In addition, a study by researchers at the University of Pennsylvania’s Center for Health Outcomes and Policy Research (Journal of Nursing Administration, August 2007) reported that hospital use of temporary RNs does not lower quality of care because these nurses are just as qualified – and in many cases more qualified – than permanent staff nurses. The study also found that temporary nurses were more likely than permanent nurses to hold a 4-year baccalaureate or more advanced degrees and more likely to have received their education in the past 10 years when compared to permanent nurses.

The market for our nurse staffing services is determined by the demand from hospital customers and the available supply of RNs and other healthcare professionals. Demand is a function of hospital admission trends and their level relative to expectations, as well as dynamics of the national labor market and its impact on RN’s spouses (approximately 70% of RNs in the U.S. are married) which influences the number of shifts or hours that full-and part-time RNs are willing to work directly for hospitals at wages hospitals are able to pay. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long-term by an expanding and aging population and an increasing shortage of nurses.

The environment for our nurse and allied staffing services in 2008 reflected both hospital admission trends that have been relatively flat since the first quarter of 2003 and a deteriorating national labor market resulting in higher levels of unemployment that translates into more uninsured people and fewer people with commercial health insurance coverage. Also, high unemployment typically results in nurses being more willing to work more hours at prevailing wages, which reduces the need for our outsourced staffing services to meet demand for patient care. It is likely the business environment for nurse and allied staffing will weaken further during 2009.

However, we were able to expand our margins through continued expansion of the bill-pay spread and a moderation of housing expenses and lower insurance costs. Bill rates, as measured by revenue per hour in our travel nurse staffing business, continued to rise in the low single-digit range in 2008 consistent with our experience over the past several years.

The number of RNs in the U.S. grew 7.9% between 2000 and 2004 to 2.9 million, according to the most recent information published by the Health Resources and Services Administration (HRSA) in December 2005. Of this total, 2.4 million were employed in nursing, and approximately 1.7 million RNs (58%) were working full-time and 725,000 RNs (25%) were working part-time. According to this information, the largest and most significant employment setting for RNs was hospitals (nearly 60%) where they represented the largest share of hospital employees at 28%.

Foreign-educated RNs also play a role in providing nursing services. Nearly 90,000 foreign-educated RNs work in American hospitals, or about 3.7% of the total RN workforce, according to a 2007 study by the National Foundation for America

Policy. However, entry into the U.S. can be blocked or delayed due to immigration quotas and a lack of appropriate temporary visa categories. The Philippines provides the largest share of foreign-educated RNs to the U.S., followed by India, Canada and South Korea. California employs the most foreign RNs, followed by Florida, New York and Texas.

The average age of RNs is approximately 47 years, up from age 45 in 2000 and age 41 in 1996, according to the 2005 HRSA survey, which also indicated 41% of RNs were age 50 or older. In comparison, in 1980 the largest age group of RNs was in their mid-to-late twenties and in 2005 they were in their forties. By 2012, RNs in their fifties will be the largest age group, and by 2020, those baby boomer RNs still in the workforce will be in their sixties.

While the aging trend of RNs is an important factor, the addition of new nurses and the retirement of older nurses has also become a key dynamic. While large numbers of RNs have been passing the required national licensing exam (NCLEX) and entering the profession in their late twenties and early thirties, the number of people entering nursing in their early to mid-twenties remains at its lowest point in forty years, according to the Health Affairs (January/February 2007) study. Approximately 478,000 RNs are expected to retire between 2002 and 2012. In fact, 55% of surveyed RNs reported their intention to retire between 2011 and 2020, based on findings from the Nursing Management Aging Workforce Survey published by the Bernard Hodes Group in July 2006. New jobs plus retirements lead to projections that 1.1 million additional RNs will need to be added to the inventory of RNs between 2002 and 2012 to maintain a steady state, according to an August 2007 study in Health Research and Educational Trust. We believe as RNs age they consider retiring from the workforce or switching to part-time status and they increasingly reduce the number of hours worked directly for hospital employers because of the physical demands of the job in an acute care hospital setting. We also believe the attrition of newer RNs leaving the profession after a short period in the nursing workforce is also a factor in this equation.

Educating Nurses

As a result of more RNs entering the profession at an older age than they previously did, RNs are less likely to have obtained their nursing education immediately after high school, as was more common in the past. Instead, people are increasingly entering the nursing by graduating from a two-year associate degree program after a period spent in another career or not in the workforce. Additionally, people are entering nursing via “accelerated” bachelor-of-science degree programs designed for those with other (and usually unrelated) bachelor’s degrees.

Enrollment in baccalaureate nursing programs increased 2.0% in 2008 from the prior year and graduations increased 8.2% from 2007 to 2008, according to preliminary survey data from the American Association of Colleges of Nursing (AACN) issued in December 2008. While this marks the eighth consecutive year of enrollment growth and the sixth consecutive year for graduations, this reduced level of growth in enrollments may indicate four-year nursing degree programs may have reached capacity.

Enrollment in master’s level nursing programs increased by 8.7% from 2007, but this represents a significantly lower growth rate similar to the decline realized in baccalaureate nursing program enrollment. Graduations from masters programs increased 10.6% in 2008, which was essentially the same growth rate compared to the prior year based on the AACN preliminary data.

Enrollment in doctoral nursing programs increased 9.7% and graduations increased 17.6% from 2007. However, the number of students enrolled in research-focused doctoral programs in 2008 decreased slightly by 0.4%, according to preliminary estimates.

Interest in the nursing profession remains high based on nursing schools continuing to receive more qualified applications than can be accommodated. The AACN preliminary data reflects that approximately 28,000 qualified applicants were turned away from baccalaureate nursing programs in 2008, with most nursing colleges and universities continuing to cite insufficient faculty, clinical placement sites, classroom space, and budget cuts as the primary reasons.

Legislation

In the context of a worsening nursing shortage and legislative efforts to address nurse staffing ratios and the use of mandatory overtime at hospitals and healthcare facilities, there is a growing body of research that substantiates concerns raised by consumer groups about the quality of care provided in healthcare facilities and by nursing organizations about the increased workloads and pressures on nurses. Legislation, such as outlined below, has been passed and/or introduced at federal and state levels. The passage of such legislation is expected to increase the demand for nurses.

Nurse Staffing Plans and Ratios

42 Code of Federal Regulations (42CFR 482.23(b) requires hospitals certified that participate in Medicare to "have adequate numbers of licensed registered nurses, licensed practical (vocational) nurses, and other personnel to provide nursing care to all patients as needed". However, it is left to the states to ensure that staffing is appropriate to meet patients’ needs safely.

Reductions in nursing budgets have resulted in fewer nurses working longer hours, while caring for sicker patients. As a result, nurses have requested assistance from elected officials on the state and federal level related to adequate nurse staffing through legislative or regulatory means. Three general approaches have been proposed:

1.

Require and hold hospitals accountable for implementation of nurse staffing plans, with input from practicing nurses, to assure safe nurse to patient ratios are based on patient need and other criteria.

2.

Legislators mandate specific nurse to patient ratios in legislation or regulation.

3.

A combination of nurse staffing plans and legislated nurse to patient ratios, along with making staffing information available to the public.

Federal Legislation (pending)

The Registered Nurse Safe Staffing Act of 2007 (S. 73 / H.R. 4138) would amend title XVIII (Medicare) of the Social Security Act to: (1) require each participating hospital to adopt and implement a staffing system that ensures a number of registered nurses on each shift and in each unit of the hospital to ensure appropriate staffing levels for patient care; (2) provide for the public reporting of certain staffing information, including a daily posting for each shift in the hospital of the current number of licensed and unlicensed nursing staff directly responsible for patient care; (3) prescribe recordkeeping, data collection, and evaluation requirements for participating hospitals; (4) specify civil monetary penalties for violations of such requirements; and (5) provide whistleblower protections.

State Legislation

To date, 13 states plus the District of Columbia have enacted legislation and/or adopted regulations to address nurse staffing: CA, CT, FL, IL, ME, NV, NJ, OH, OR, RI, TX, VT, and WA. During 2008, nurse staffing legislation was introduced in: AZ, CT, FL, HI, IA, MN, MO, NJ, NM, NY, OH, VA, and WV.

Mandatory Overtime

Overtime is defined as the hours worked in excess of an agreed upon, predetermined, regularly scheduled full or part time work schedule, as determined by contract, established work scheduling practices, policies or procedures. Due to inadequate RN staffing, healthcare facility employers have used mandatory overtime to staff facilities. Concern for the long term effects of overtime include impact on the care-giver’s health as well as the potential for errors or near misses from fatigue and diminished quality of care provided. Research indicates that risks of making an error are significantly increased when work shifts are longer than 12 hours, when nurses worked overtime, or when they worked more than 40 hours per week. Voluntary overtime is not affected.

Federal Legislation (pending)

The Safe Nursing and Patient Care Act of 2007 (HR 2122 / S. 1842) would amend title XVIII of the Social Security Act to provide for patient protection by limiting the number of mandatory overtime hours a nurse may be required to work at certain providers of services to which payments are made under the Medicare Program.

States Legislation

To date, 15 states have restrictions on the use of mandatory overtime for nurses. Twelve states have enacted legislation: CT, IL, MD, MN, NJ, NH, NY, OR, PA, RI, WA, and WV. Three states have provisions in regulations: CA, MO, and TX.

Physician Staffing

Today, locum tenens is most commonly used to mean temporary physicians that contract with recruitment agencies to perform medical services over a certain period of time as an independent contractor at hospitals, practice groups or other healthcare organizations.

In using temporary physicians, the staffing needs of healthcare facilities are met while physicians gain flexibility in their schedules and professional experience in multiple practice settings. The locum tenens industry is more than 20 years old and continues to grow as more physicians choose this way of practicing medicine and healthcare organizations discover the value of temporary physician staffing.

Utilization of temporary physician coverage ranges from rural solo physician practices to the country's major health systems and managed care organizations. Healthcare facilities have found that supplemental healthcare professionals are needed for a variety of reasons: to compensate for a physician shortage, to fill in for an absent staff member who may be ill, on vacation, on maternity leave or sabbatical, as well as to cover while physicians attend continuing medical education courses, to supplement regular staff during busy times, or to staff new facilities while permanent providers are recruited. Many healthcare facilities across the country use temporary physicians as an integral part of their master staffing plan. In many cases, it is less costly and more efficient for them to staff at a minimum level and use temporary physicians to supplement their permanent staff, rather than always trying to staff at the maximum level and having many periods of time when the staff are not fully utilized.

Physicians choose temporary assignments for a variety of reasons and at various points in their careers. For example, it is an especially appealing option for new physicians just out of residency training. It provides them with the opportunity to sample different practices and areas of the country before making a long-term commitment in any one spot. While medical schools and residency programs teach the art of practicing medicine, new physicians frequently emerge from training without knowing just what style of practice will suit them best and many report being unhappy with their first practice setting. With temporary physician staffing, there's no pressure to rush into a permanent decision. And there are no immediate financial burdens such as "buying in" to a practice or permanently locating to the wrong place. Physicians can even use a temporary assignment to try out a specific practice opportunity before making a permanent commitment.

Temporary staffing is also the choice of many seasoned physicians who are not ready to retire, but want to scale down the rigors and administrative burdens of full-time practice. These physicians enjoy the chance to keep more reasonable hours and combine work with travel and time spent with family and friends. Other physicians choose temporary physician staffing work in mid-career as a way to find the right position in a new area, or while they are in professional transition, such as from military to civilian practice or while in the process of starting their own business.

Demand and Supply Drivers

Based on the economic principles of supply and demand, there are not enough physicians to fill the number of vacancies at U.S. hospitals, practice groups and other healthcare facilities – and the shortage is expected to grow even further. Due to population growth, aging and other factors, demand will outpace supply through at least 2025, according to the AAMC in its November 2008 report. Simply educating and training more physicians will not be enough to address the shortage. While the root cause of this shortage dates back to the 1980s and 1990s when medical schools capped enrollment, earlier this decade researchers predicted a 50,000 shortfall by 2010 and 200,000 by 2020 (Health Affairs January/February 2002). More recently, the report by the AAMC (November 2008) projects a shortage of 124,000 physicians by 2025. In either case, some of the causes behind the projected shortages include:

•

Of the nearly 800,000 physicians practicing medicine today in the U.S. approximately one-third of physicians are over age 55. As the baby boomer generation begins to turn age 70, approximately 38% of these older physicians report they are considering retirement in the next one to three years, according to the American Medical Association. In absolute terms, the number of physician retirements is expected to rise to 23,000 per year in 2025 from approximately 9,000 in 2000, according to the AAMC.

•

The shortage of primary care doctors is worsening each year, as only 20% of internal medicine third-year residents chose primary care in 2005. This was a decline from nearly 55% in 1998, according to a 2008 report from the Center for Studying Health System Change.

•

More than half of U.S. hospitals consistently faced substantial gaps in specialist coverage in their emergency departments between 2005 and 2007, especially in orthopedics and neurology, according to the American Medical Association.

•

The Bureau of Labor Statistics set the unemployment rate among U.S. physicians and surgeons at 0.7% in 2006, which essentially means there was no unemployment among doctors.

•

Shortages exist for all types of physicians, especially for physicians specializing in emergency medicine, cardiology, family practice, general surgery, internal medicine, hospital medicine (hospitalists), oncology, orthopedics, psychiatry and urology.

Educating Physicians

Despite the large increase in the population, the number of U.S. graduates with M.D. degrees from medical schools has remained flat at about 16,000 per year over the past several decades, although an increase in the supply of foreign-trained physicians and the number of graduates receiving Doctor of Osteopathy degrees has helped to augment the increase in demand for care, according to the AAMC Center For Workforce Studies.

In 2008, first-year enrollment at U.S. medical schools increased nearly 2% from the prior year to more than 18,000 students, the highest enrollment in history. However, the total number of applicants to medical schools leveled off at more than 42,000 after having increased in each of the prior five years. And while the overall applicant pool is one of the largest in more than a decade, where there was an average of more than 2 applicants for every available opening at a U.S. medical school, the number of first-time applicants to U.S. medical schools decreased 3% from the prior year. Looking farther out, the AAMC estimates first-year U.S. M.D. enrollment in medical school will grow by 21% in the 2012 academic year to nearly 20,000 from enrollment levels in 2002. This projected increase primarily reflects growth at existing medical schools, aided by several new medical schools hopeful of enrolling their first classes in the coming years.

Temporary Physician Staffing Drivers

In 2007, temporary physician staffing accounted for approximately $1.9 billion in revenue, according to estimates by the Staffing Industry Report. In addition, the locum tenens sector experienced double-digit growth in 2006 and 2007 (Staffing Industry Report - June 2008) and is projected to experience similar levels of growth in 2008 and 2009.

Physicians are attracted to the locum tenens industry at different stages of their career for a number of reasons, thereby maintaining an ongoing supply of physicians to the industry. Locum tenens gives a physician the opportunity to practice medicine and focus almost exclusively on patient care without having the administrative aspects of managing a business, reimbursement concerns, hospital politics, or malpractice costs. However, many other benefits to physicians correlate with the life stage of the physician.

•

Physicians age 35 and under. Younger physicians who are recent residency program graduates look to experience different practice settings and locations before making more permanent career decisions. Approximately 68% of final year medical residents receive multiple job solicitations and in some specialties, such as radiology and cardiology, the number is even higher. Locum tenens allows the younger physician to try out different opportunities before settling on one. It can also assist physicians in paying-off their student loans.

•

Physicians 35-49. Physicians in the middle stages of their career find a locum tenens practice to suit their lifestyle as a fulltime career, as a way to take a break from their current practices but remain working, as a transition opportunity or as a means to supplement their income.

•

Physicians age 50 or older. Older physicians at the later stages of their career normally find a diverse travel practice with decreased time requirement to be appealing. They may look for job enrichment by choosing a locum tenens position or looking for employment in or before retirement. Physicians in this category may no longer wish to operate a practice and all the administrative issues that accompany it, but wish to continue working, even if just for a few months a year.

MDA Overview

Founded in 1987 and based in Norcross, Georgia, MDA is one of the three largest providers of locum tenens in the U.S. In 2008, on a pro forma basis it generated revenue of $175.3 million, as compared to revenue of $158.0 million in the prior year. In 2008, MDA handled approximately 7,700 assignments for more than 1,300 clients utilizing its database of over 157,000 providers representing a wide range of medical specialties.

MDA also offers allied health providers temporary and permanent staffing opportunities at healthcare client facilities. In addition, MDA is one of only three locum tenens companies with an in-house Credentials Verification Organization certified by the NCQA (National Committee for Quality Assurance), which verifies critical credentials prior to MDA’s assignments. The NCQA uses an extensive proprietary database and interfaces with MDA’s professional liability carrier to obtain approvals of providers. It takes risk management decisions out of the sales process by verifying credentials of providers and approving specific assignments.

Quality medical malpractice liability insurance coverage is a critical component of the MDA business model. Clients usually require MDA to refer physicians with medical professional liability coverage, and physicians are attracted to MDA because it offers quality malpractice coverage.

MDA currently is the only multi-specialty medical staffing company that has procured an occurrence form policy from Medical Protective Company, a Berkshire-Hathaway insurance company (AAA-rated by Standard & Poor’s). This represents a substantial competitive advantage in the recruitment of physicians. In addition, the occurrence based policy is of particular importance to physicians as it covers incidents occurring during the policy period regardless of when they are reported. The more common claims-made policy only covers physicians for claims reported during the policy period.

Recruiting

Recruiters go through extensive training in both sales and marketing specialties in order to have continuity with providers and hospitals to facilitate quick and personal service to every customer. Each recruiter covers one specialty and one geographic region whereas competitors typically have separate sales and marketing personnel that can add more contacts and confusion to the staffing process. MDA currently employs approximately 120 physician staffing recruiters throughout its organization, including its Atlanta area headquarters, as well as offices in Denver and Dallas.

Operations

MDA successfully operates a multi-site business model with employees/recruiters primarily staffed at several locations nationwide. Recruiters are responsible for managing accounts, and have incentives for collecting amounts due from customers. This enables MDA to have a single point of contact for customers.

When it was initially founded, the locum tenens industry primarily served clinics, group practices and rural hospitals. As the physician staffing industry matured, an increasing amount of business has been generated from serving hospitals (in both urban/suburban and rural settings). Large, nationwide hospital systems and associations continuously use MDA’s services due to its ability to respond quickly to the hospital’s needs, and offer quality physicians on a temporary or permanent basis. MDA also provide services to various U.S. government institutions, including the Indian Health Services, the Department of Veterans Affairs, the Army, Air Force and other agencies. In 2008, approximately 59% of MDA’s business was from hospitals and approximately 41% was from physician practice groups and other healthcare facilities.

Clinical Trials Services

The global pharmaceutical market reached $712 billion in 2007, according to industry intelligence source IMS Health, and expects global sales to grow about 5% to more than $820 billion in 2009.

The discovery and development of a new medicine is an expensive and lengthy process. In 2007, the U.S. pharmaceutical and biotechnology industry invested $58.8 billion in research and development (R&D). The R&D process takes an average of more than 10 years to develop a drug at an estimated cost of $1.3 billion for a new medicine and $1.2 billion to develop a biological treatment, according to a recent study from the Tufts University Center for the Study of Drug Development (November 2006). For every 5,000 to 10,000 potential drug candidates that enter the discovery research stage, only about 2.5% to 5% make it to the preclinical phase. Of that percentage, only 0.05% to 0.1% will enter the clinical trial testing phase. The result of those 5,000 to 10,000 candidates is just one regulatory-approved drug to market. There are currently more than 2,700 medicines in clinical trials or undergoing review by the U.S. Food and Drug Administration (FDA) for 4,600 indications.

Overview of Clinical Trials

Clinical trials are one of the most important parts of the drug development process and also one of the most time-consuming. Between 1999-2002 and 2003-2006, the length of the average clinical trial increased by nearly 70%, from 460 days to 780 days (Tufts CSDD). The clinical trial studies are not only expanding in time, but also growing in scope, as the average number of participants needed for each clinical study increased from 1,700 to 4,300 over the last three decades (CISCRP, Hoover Institution, US FDA). In addition, clinical studies are increasingly becoming more complex. In 2005, 72% of U.S. clinical studies involved more than 85 procedures, 70% more than the number of studies in 2000 (Accenture, PhRMA).

Approximately 80,000 clinical trials are conducted in the U.S. each year sponsored by both industry and government. These studies to advance medical science require the work of an estimated 200,000 research professionals and the involvement of millions of study participants each year (CenterWatch).

Clinical trials are conducted to collect data regarding the safety and efficacy of new drug and device development. There are several steps and stages of approval in the clinical trials process before a drug or device can be sold in the consumer market, if ever. Drug and device testing begins in the preclinical stage, which can involve years of experiments in animals and human cells. Before advancing to the clinical stage, researches must submit an investigational new drug application, or IND, to the FDA for approval to continue research and testing in humans. Once approved, human testing of experimental drugs and devices can begin and is typically conducted in four phases. Each phase is considered a separate trial and, after completion of each phase, investigators are required to submit their data for approval from the FDA before continuing to the next phase.

Clinical trials are conducted by teams of physicians and other clinical and data professionals in university facilities, hospitals and physician offices around the world.

•

Phase I studies assess the basic safety of a drug or device, including tolerance, absorption, metabolism and excretion. This initial phase of testing, which can take several months to complete, usually includes a small number of healthy volunteers (20 to 100), who are generally paid for participating in the study. About 70% of experimental drugs pass this phase of testing (CenterWatch).

•

Phase II studies test the efficacy of a drug or device. This second phase of testing can last from several months to two years, and involves approximately 100 to 500 people. About one-third of experimental drugs successfully complete both Phase I and Phase II studies (CenterWatch).

•

Phase III studies involve randomized and blind testing in several hundred to several thousand patients. This large-scale testing, which can last several years, provides the pharmaceutical company and the FDA with a more thorough understanding of the effectiveness of the drug or device, the benefits and the range of possible adverse reactions. 70% to 90% of drugs that enter Phase III studies successfully complete this phase of testing (CenterWatch). Once Phase III is complete, a pharmaceutical company can request FDA approval for marketing the drug.

•

Phase IV studies, often called Post Marketing Surveillance Trials, are conducted after a drug or device has been approved for consumer sale. These studies have become more prevalent in recent years as the trials can be used to monitor long-term risks and benefits, evaluate dosage levels, and to record safety and efficacy data.

Outsourcing of Clinical Research

Research sponsors commonly partner with outsourcing providers to take advantage of their clinical research expertise, skilled workforce and resources to help accelerate the development of treatments for the cure and prevention of disease. In 2007, pharmaceutical and biotechnology companies spent approximately $57 billion on outsourcing, according to the economics research and analytics division of Frost & Sullivan. Of this amount, approximately 25% was spent on clinical trials and is expected to increase to 35% over the next five years.

The outsourcing of clinical research and testing developed mostly in the late 1990's as pharmaceutical R&D efforts became more complex and competition in rapidly-growing therapeutic areas increased. Traditionally thought of as a short-term strategy, outsourcing is now being used to lever the pharmaceutical industry’s core competencies to maximize productivity. The global market for contract clinical research services is highly fragmented and comprises contract research organizations (CROs) of varying size, as well as hundreds of niche service providers and independent consultants. In 2007, pharmaceutical and biotechnology companies spent approximately $8.5 billion on contracted clinical services.

Outsourcing offers a number of advantages to pharmaceutical and biotechnology companies. Outsourcing provides solutions to the following issues pharmaceutical and biotechnology companies may face.

•

Sponsors can convert the fixed costs of maintaining the personnel, expertise and facilities into variable costs

•

Supplemental expertise not available in-house

•

Knowledge of regulatory affairs in a particular country of interest

•

Increased complexity of clinical trials

•

Necessity for medical and clinical knowledge in specific therapeutic areas or indications

•

Increased amount of data required from clinical trials

•

Multinational and multi-center nature of current clinical trials

•

Requirement for large patient populations

•

Regionalized diseases

Current Outsourcing Market

Over the last few years, economic and competitive forces have led pharmaceutical and biotechnology companies to reduce corporate expenses and scale down their development, manufacturing and marketing operations. Pharmaceutical companies have traditionally been highly insulated from economic down-turns because people relying on drug treatments still need their medications. Historically, the greatest influence on changes in R&D spending and the approach toward more or less outsourcing has been merger and acquisition activity where the acquirer re-evaluates the pipelines, consolidates and then moves forward again with their R&D activities. In the current economic environment, however, the global economy has negatively impacted pharmaceutical companies and, more so, smaller biotechnology companies constrained by a lack of access to private and public capital. While their research pipelines have been fairly diverse, pharmaceutical companies are now making a conscious effort to focus on their most promising development projects in their respective core clinical areas of expertise while significantly reducing or eliminating other projects. This has resulted in lay-offs, closures or sale of plant facilities, and other cost-saving measures. At the same time, pharmaceutical companies are seeking to bolster their pipelines by licensing and/or acquiring potential new products and technologies, and are also taking advantage of the current situation to acquire biotechnology companies at very low multiples.

Our Business

We provide a flexible range of traditional contract staffing, clinical research outsourcing, drug safety monitoring, and regulatory consulting services to pharmaceutical, biotechnology and medical device companies, as well as to contract research organization (CRO) customers. In 2008, segment revenue was $99.1 million. We market these services through multiple brand offerings, which have allowed us to establish a significant geographic footprint in the U.S. along with an important presence in the European market. The brands that comprise our clinical trials services segment are as follows:

•

ClinForce provides clinical research professionals for in-sourced and out-sourced contract assignments and permanent placement services. Customers include pharmaceutical, biotechnology and medical device companies, as well as CROs. Acquired in March 2001, it is headquartered at the Research Triangle Park in Durham, North Carolina.

•

Metropolitan Research Associates (MRA) provides clinical trials management services and functional drug safety solutions. MRA has extensive experience across a wide range of therapeutic areas, including: women’s health, central nervous system (CNS), pain management, infectious disease and obesity. Customers include pharmaceutical, biotechnology and medical device companies. Acquired in August 2006, it is based in New York, New York.

•

AKOS provides drug safety, regulatory and clinical trial services to pharmaceutical, biotechnology and medical device companies, as well as CROs, in Europe, the U.S., Canada and Asia. Acquired in June 2007, it is based in Harpenden Hertfordshire, England and is strategically located inside what is considered to be the UK’s research triangle that extends outward from London to Cambridge and Oxford Universities.

•

Assent provides contract staffing services to pharmaceutical and biotechnology customers primarily in the western U.S. Acquired in July 2007, it is based in Cupertino, California.

Recruitment

We recruit qualified candidates for our clinical trials services segment from across the U.S. and internationally for clinical research opportunities, which include temporary and permanent positions with our clients and within our CRO services businesses. For our contract staffing services businesses, we recruit professionals from numerous clinical research disciplines, including: clinical monitors/contract research associates, clinical project managers, site coordinators/contract research coordinators, drug safety personnel, medical monitors, regulatory affairs personnel, medical writers, clinical data professionals, statistical and SAS programmers, and various preclinical related professionals. Recruiting for our CRO services businesses consist primarily of clinical monitors, clinical project managers, medical monitors, regulatory affairs personnel, and drug safety associates.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides continuing education programs to the healthcare industry. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to nurses and other healthcare professionals. In 2008, CCE held more than 5,500 seminars and conferences that were attended by more than 170,000 registrants in 259 cities across the U.S. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Retained Search

Our Cejka Search subsidiary, headquartered in Creve Coeur, Missouri, is a nationally recognized retained search organization that provides physician and executive search services throughout the U.S. exclusively to the healthcare industry, including physician group practices, hospitals and health systems, academic medical centers, managed care, and other healthcare organizations.

Additional Information About Our Business

Growth and Investment Strategy

Our long-term corporate strategy for growth includes: attracting additional healthcare facility customers and healthcare professional clients and providers; strengthening our market position and margins in our businesses; generating strong cash flow; making strategic acquisitions in high growth, high margin businesses that will strengthen and broaden our market presence; and maintaining a strong balance sheet to provide financial flexibility.

Competitive Strengths

We are a diversified provider of healthcare staffing services. This allows us to offer the most comprehensive suite of staffing and outsourcing services to the U.S. healthcare market. Effective with the MDA acquisition, we believe:

•

We are one of the top two providers of nurse and allied staffing services.

•

We are one of the top three providers of locum tenens and physician search services.

•

We are one of the top five providers of clinical trials staffing services.

Since becoming a public company in 2001, we have significantly expanded our revenue mix across sectors of healthcare staffing services and customers. For the fourth quarter of 2008, our nurse and allied staffing business segment was 60% of our revenue; our physician staffing business segment was 22% of our revenue; our clinical trials services business segment was 12% of our revenue and our other human capital management services business segment was 6% of our revenue. This compares to our revenue mix in 2001 in which 88% was from our nurse and allied staffing business segment, 6% from our clinical trials services business segment and 6% from our other human capital management services business segment.

Within our business segments, we also believe we have:

•

Brand Recognition. We have operated in the travel nurse staffing industry for more than 30 years. Our Cross Country Staffing brand is well-recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and MedStaff brands are well-recognized by RNs and other healthcare professionals. We believe that through our relationships with hospitals and healthcare facilities in supplying our travel nurse staffing services that we also are positioned to effectively market our allied health and per diem nurse staffing services to them. Our physician staffing business was founded in 1987 and has built a strong national brand reputation among hospital and physician practice group clients as well as physician providers. It has grown to become one of the largest physician staffing companies in the U.S. while competing in what continues to be the fastest growing sector of healthcare staffing. Since entering the clinical trials services business in 1998, our business has grown organically and by acquisition into a provider of a broad range of services to pharmaceutical, biotechnology and medical device companies from our strong national footprint in the U.S. along with an international presence. Our Cejka Search brand is ranked among the top five physician placement firms in the U.S.

•

Strong and Diverse Client Relationships. We provide healthcare staffing and outsourcing solutions to a national client base represented by more than 5,000 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology companies, and other healthcare providers. No single client accounts for more than 3% of our revenue.

•

Vendor Management Capabilities. Our Cross Country Staffing brand offers its vendor management services to large acute care hospitals and health systems. By leveraging technology and its single-point of contact service model, Cross Country Staffing can manage all job orders, credential verification, candidate testing, invoicing, and management reporting. Cross Country Staffing also seeks to gain preferred provider relationships with hospitals and health systems.

•

Recruiting and Employee Retention. We are a leader in recruiting and retaining highly qualified healthcare professionals from throughout the U.S. and Canada. We also recruit RNs internationally from certain other English-speaking foreign countries, assist them in obtaining U.S. nursing licenses, sponsor them for U.S. permanent residency visas, and then place them on assignments in domestic acute care hospitals. In 2008, thousands of healthcare professionals applied with us through our differentiated recruitment brands. Referrals generated a majority of our new candidates. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits.

•

The Joint Commission Certification. Our nurse staffing brands of Cross Country Staffing and MedStaff are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

•

Quality Assurance. MDA’s Credent credential verification division is NCQA certified, one of only a handful of competitors to achieve such certification.

•

Continuing Education. Cross Country University, the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center, enables us to provide continuing education credits to our RN field employees, as well as provide accredited continuing education to other healthcare professionals.

•

Scalable and Efficient Operating Structure. At year-end 2008, the databases for our travel nurse and allied staffing businesses included more than 250,000 RNs and other healthcare professionals who completed job applications with us. Similarly, the database for our physicians staffing business included more than 150,000 physicians representing dozens of specialties. Our size and centralized staffing structure provide us with operating efficiencies in key areas such as recruiting, marketing and advertising, training, housing and insurance. Our proprietary information systems enable us to manage our recruitment and placement operations. Our systems are scalable and designed to accommodate significant future growth.

•

Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management team has played a key role in the growth and development of the healthcare staffing industry. Our management team averages more than 10 years of experience in the healthcare industry and has consistently demonstrated the ability to successfully identify, make and integrate strategic acquisitions.

Competitive Environment

All of our businesses operate in highly competitive markets. In our nurse and allied and our physician staffing businesses, the principal competitive factors in attracting and retaining healthcare clients include the ability to fill client needs on a timely basis, price, customer service, quality assurance and screening capabilities, compliance with regulatory requirements, having an understanding of the client’s work environment, risk management policies and coverages, and general industry reputation. Our clinical trials services business shares these same competitive factors while also recognizing that our pharmaceutical, biotechnology and medical device company customers operate in a highly regulated environment. Being able to successfully provide our staffing and outsourcing services for various types of clinical projects includes our clinical experience and expertise, understanding of the regulatory process, price, overall project management, recruitment and project oversight of personnel, quality control, data management, communication, and timely delivery of materials, documents and data. The level of demand for our temporary staffing and outsourcing services is influenced by, among other things, the number and acuity of patients requiring medical care in hospitals and physician offices, availability and affordability of healthcare insurance coverage, national healthcare spending and reimbursement for medical care, R&D efforts and spending related to development of potential new drugs and devices, mergers and acquisitions, general economic conditions and their impact on labor markets and healthcare employment, and the corresponding supply of healthcare professionals available to us for placement on assignments.

The principal competitive factors in attracting qualified candidates for temporary employment include a large national pool of desirable assignments based on geographic location and clinical setting, wages and benefits, speed of placements, recruitment team customer service, quality of accommodations, and overall industry reputation. We believe that healthcare professionals seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing firms. Therefore, the ability to move more quickly than our competitors to candidate inquiries and submit candidates for consideration, are important factors in our ability to fill assignments. We focus on retaining field employees by providing high-quality customer service along with long-term benefits, such as 401(k) plans and bonuses. Although we believe that the relative size of our databases and economies of scale derived from the size of our operations make us attractive for healthcare professionals seeking assignment opportunities, we expect competition for candidates to continue.

Nurse and Allied Staffing

The nurse and allied staffing market is highly competitive, barriers to entry are relatively low, but achieving substantial scale is very challenging. We believe the utilization of temporary nurse staffing services by hospitals is approximately one-quarter to one-third travel nurse staffing and approximately two-thirds to three-quarters per diem nurse staffing. We compete with a relatively small number of national travel nurse staffing companies, as well as hundreds of smaller and more localized staffing firms that have the capabilities to relocate nurses. We also compete in per diem nurse staffing with a small number of national or regional staffing firms along with thousands of small local providers. National competitors in nurse staffing include AMN Healthcare Services, Inc., On Assignment, Inc., CHG Group, Medfinders, Medical Staffing Network Holdings, Inc., and Jackson Healthcare.

Physician Staffing

Our physician staffing business competes in the healthcare staffing market on a national, regional and local basis with other staffing companies that offer comprehensive and or specialized services to provide hospitals, physician practice groups, healthcare facilities and systems, and government agencies with temporary physicians to fill assignments across a wide range of specialties. We also compete in the recruitment for qualified physicians with other staffing companies as well as hospitals, physician practice groups, and healthcare facilities and systems that have their own internal recruitment capabilities to attract and retain healthcare providers. Competitors include AMN Healthcare Services, Inc., CHG Group, On Assignment, Jackson Healthcare, and several other privately-held companies providing locum tenens.

Clinical Trials Services

The clinical trials services industry is highly competitive and fragmented. In addition to the same competitive factors outlined above, our clinical trials services business has the added challenges associated with pharmaceutical, biotechnology and medical device company customers that operate in a highly regulated environment. Being able to successfully provide our staffing and outsourcing services for various types of clinical projects includes our clinical experience and expertise, understanding of the regulatory process, price, overall knowledge of project management, recruitment and project oversight of personnel, quality control, data management, communication, and timely delivery of materials, documents and data. We also compete to recruit a wide range of qualified professionals in the U.S. and internationally across numerous clinical research disciplines for our staffing, drug safety, CRO and regulatory services assignments. Competitors include divisions of publicly-held companies such as Kforce, Inc., inVentiv Health, Inc. and Kelly Services, as well as hundreds of niche service providers and free-lance consultants. We also supply our clinical trials staffing services to, and sometimes compete with, large CROs such as Quintiles, Covance Inc., Pharmaceutical Products Development, Inc. and Kendle International, among others.

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

Our financial, management reporting and human resources systems are managed on PeopleSoft®. PeopleSoft is a leading enterprise resource planning software suite that provides modules used to manage our accounts receivable, accounts payable, general ledger, billing and human resources. This system is designed to accommodate significant future growth in our business.

Workers’ Compensation and Professional Liability

We record our estimate of the ultimate cost of, and reserves for, workers’ compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics. Furthermore, in determining our reserve, we include reserves for estimated claims incurred but not reported. The ultimate cost of workers’ compensation and professional liability insurance costs will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by us for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. For claims reported prior to September 1, 2008, the workers’ compensation insurance carrier required us to fund a reserve for payment of claims. Those funds are maintained by the insurance carrier.  We had approximately $5.0 million and $6.7 million recorded as prepaid workers’ compensation expense included in other current assets on the consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively. Effective September 1, 2008, we have moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At December 31, 2008, we had outstanding $3.3 million in standby letters of credit related to workers’ compensation policies.

Professional liability benefits are provided under various self-insured, claims-made and occurrence based plans depending on the subsidiary and the applicable policy year. Effective October 2004, we implemented individual occurrence-based professional liability insurance policies with no deductible, for virtually all of our working nurses and allied professionals, other than those employed through our MedStaff subsidiary. This coverage substantially replaced a $2.0 million per-claim layer of self-insured exposure. Effective October 1, 2008, the individual professional liability insurance policies were replaced with one policy that insures each individual nurse for $2.0 million per occurrence and $4.0 million in the aggregate, as well as the corporation which shares those limits. This policy has no deductible and does not cover healthcare professionals working through MedStaff or MDA.

Separately, our MedStaff subsidiary has a claims-made professional liability policy with a limit of $2.0 million per occurrence, $4.0 million in the aggregate and a $25,000 deductible. In addition, MDA has an occurrence-based professional liability policy with a limit of $1.0 million per occurrence, $3.0 million in the aggregate and a $0.5 million deductible for MDA, its independent contractor physicians, CRNAs and allied health professionals. MDA’s $0.5 million deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc. (the Captive). Under the terms of the Captive’s reinsurance policy it is required to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a $5.0 million letter of credit. The value of the letter of credit is secured by $5.0 million of cash held by the Captive as restricted cash.

Subject to certain limitations, we also have $5.0 million per occurrence and $10.0 million in the aggregate in umbrella liability insurance coverage, after the individual policies, MedStaff’s policy and the $2.0 million self-insured primary coverage, as applicable, have been exhausted.

Professional Licensure

Nurses, physicians and most other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. In addition, the healthcare professionals that we staff are frequently required to be certified to provide certain medical care, such as cardiopulmonary resuscitation (CPR) and Advanced Cardiac Life Support (ACLS), depending on the positions in which they are placed. Our comprehensive compliance program is designed to ensure that our employees possess all necessary licenses and certifications, and we endeavor to ensure that our employees, including nurses and therapists, comply with all applicable state laws.

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

Regulations Affecting Our Clients

Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Such limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us. Pharmaceutical, biotechnology and medical diagnostic companies are subject to regulations of the FDA in the U.S. and similar regulatory agencies in other countries.

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

Employees

As of December 31, 2008, we had approximately 1,430 corporate employees and during 2008, we had an average of 4,463 full-time equivalent field employees in our nurse and allied staffing segment. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

Available Information

Financial reports and filings with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our corporate website at www.crosscountryhealthcare.com.

Item 1A.

Risk Factors.

You should carefully consider the following risk factors, as well as the other information contained in this Annual Report on Form 10-K.

We may be unable to recruit enough healthcare professionals to meet our clients’ demands.

We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients such as healthcare facilities, physician groups and pharmaceutical and biotechnology companies, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of certain qualified nurses and physicians in most areas of the United States and competition for these professionals remains intense. The current slowdown in the economy may make these healthcare professionals less willing to travel to temporary assignments, thus further intensifying the competition with other temporary healthcare staffing companies to recruit these healthcare professionals. Although demand by our clients has slowed, at this time we still do not have enough nurses and physicians to meet all of our clients’ demands for these staffing services. This shortage of healthcare professionals generally and their willingness to leave stable full-time jobs to travel on temporary assignments in the current environment may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.

The costs of attracting and retaining healthcare professionals may rise more than we anticipate.

We compete with hospitals, healthcare facilities, physician groups and other healthcare staffing companies for qualified healthcare professionals. Because there is currently a shortage of qualified healthcare professionals, competition for them is intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or other benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or other benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

Our costs of providing housing for our healthcare professionals may be higher than we anticipate and, as a result, our margins could decline.

We provide housing for certain of our healthcare professionals when on an assignment with us. At any given time, we have several thousand apartments on lease throughout the U.S. Typically, the length of an apartment lease is coterminous with the length of the assignment of a nurse or allied healthcare professional. If the costs of renting apartments and furniture for these healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s housing lease exceeds the term of the nurse’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, typically 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing, or, to avoid such risk, we may have to forego otherwise profitable opportunities.

Our clients may terminate or not renew their contracts with us.

Our arrangements with hospitals, healthcare facilities and physician group clients are generally terminable upon 30 to 90 days’ notice. We may have fixed costs, including housing costs, associated with terminated arrangements that we will be obligated to pay post-termination. Our clinical trials services business is conducted under longer-term contracts with individual clients that may perform numerous clinical trials. Some of these contracts are terminable by the clients without cause upon 30 to 60 days’ notice. Sponsors may decide to immediately discontinue trials at any time if compounds or biologics being studied do not meet targeted expectations. Clients utilizing our clinical trials services may also decide to offshore work outside of the United States to countries where we do not currently provide those services and this could adversely impact our business. Clients may also develop their own in-house capabilities that may replace their need to utilize our staffing and outsourcing clinical trials services. The delay, loss, termination or unfavorable change in the scope of work performed under a clinical trials services contract could negatively impact our business.

Decreases in demand by our clients may adversely affect the profitability of our business.

Among other things, changes in the economy which result in higher unemployment and low job growth, a decrease or stagnation in the general level of in-patient admissions at our clients’ facilities and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients may reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their regular employees. In a down market, healthcare professionals may be less likely to leave a full-time position to work on temporary assignments and clients are also more likely to focus on internal solutions for their temporary staffing needs. In addition, we also may experience more competitive pricing pressure during periods when in-patient admissions are stagnant for periods of time or declining. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, in-patient admissions at our clients’ facilities could decline. These events individually or in the aggregate may cause a reduction in admissions that could negatively affect the demand for our services. Decreases in demand for our services may affect our ability to provide attractive assignments to our healthcare professionals thereby reducing our profitability.

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

Substantial changes in healthcare reform or reimbursement trends could hinder our clients’ ability to pay us.

While in most cases our fees are paid directly by our clients rather than by governmental or third-party payers, many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. Changes made by federal and state governments could reduce reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations and lack of liquidity in the credit markets may restrict our ability to make certain acquisitions.

Our business strategy includes strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisition or could raise the prices of acquisitions and make them less accretive to our earnings. In addition, even if we are able to negotiate acceptable terms at reasonable valuations, there can be no assurance that there will be sufficient liquidity available on terms favorable to us to complete such acquisition. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions. Certain restrictive covenants in our credit facility may also limit our ability to complete acquisitions.

We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

We continually evaluate opportunities to acquire companies that would complement or enhance our business and at times have preliminary acquisition discussions with some of these companies.

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

Impairment in the value of our goodwill or other intangible assets could adversely affect us.

We are required to test goodwill and intangible assets with indefinite lives annually, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Interim reviews must also be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. During the fourth quarter of 2008, we recorded impairment charges of $244.1 million, pretax, pursuant to these assessments. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2008, goodwill and other identifiable intangible assets (net of amortization) represented 93.8% of our total assets.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, product liability or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

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

We presently maintain an effective shelf registration under the Securities Act covering the resale of stock held by CEP III. These shares represent approximately 8% of our outstanding common stock and sales of the stock could cause our stock price to decline. In addition, we registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 1,500,000 shares of common stock for our 2007 Stock Incentive Plan. Options to purchase 2,059,974 shares of common stock were issued and outstanding as of February 28, 2009 of which, options to purchase 2,046,514 shares were vested. In addition, 316,164 shares of stock appreciation rights were issued and outstanding as of February 28, 2009, 40,626 of which were vested. Shares of restricted stock outstanding as of February 28, 2009, were 179,884. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction.

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

The current recessionary conditions and the continuation or intensification of any continued volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that disruption in the financial markets continues and/or intensifies, it has the potential to materially affect our customers’ ability to tap into debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due, all of which could reasonably be expected to have an adverse impact on the number of open positions for healthcare staff they request, as well as their ability to pay for our temporary staffing services. Conditions in the credit markets and the economy generally could adversely impact our business and frustrate or prohibit us from refinancing the revolving loan portion of our indebtedness on terms favorable to us when it comes due on November 10, 2010.

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

We could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

Our existing credit facility currently contains financial covenants that require us to operate at or below a maximum leverage ratio. Further deterioration in our operating results could result in our inability to comply with these covenants which would result in a default under our credit facility.  If an event of default exists, our lenders could call the indebtedness and we may be unable to renegotiate or secure other financing.

Our results may be adversely affected by the impact that disruptions in the credit and financial markets have on our customers.

The deterioration of the financial markets and the economy generally have created increasingly difficult conditions for our hospital clients and the financial institutions they rely on for access to liquidity. In recent months, such volatility has reached unprecedented levels. These events could negatively impact our results of operations and financial conditions if this economic downturn persists as it may negatively impact our clients’ financial conditions and their ability to pay for our healthcare staffing services.  Although we monitor our credit risks to specific clients that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We do not own any real property. Our principal leases as of December 31, 2008 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters and nurse and allied staffing administration	70,406	May 1, 2018
Norcross, Georgia	Temporary physician staffing and allied staffing offices	50,000	January 31, 2010 and February 28, 2014
Durham, North Carolina	Clinical trials staffing headquarters	37,851	September 30, 2013
Newtown Square, Pennsylvania	Nurse and allied staffing administration and general office use	31,959	February 1, 2014
Malden, Massachusetts	Nurse and allied staffing administration and general office use	31,662	June 30, 2012
Creve Coeur, Missouri	Retained search headquarters	27,051	June 14, 2017
New York, New York	Clinical trials staffing office	16,915	May 30, 2010
Tampa, Florida	Nurse and allied staffing administration and general office use	15,698	February 15, 2015
Ambler, Pennsylvania	Clinical trials staffing operations site	14,459	September 30, 2013
Brentwood, Tennessee	Education training corporate office	14,157	August 31, 2014

Item 3.

Legal Proceedings.

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit relates to only MedStaff corporate employees working in California. The claims alleged under this lawsuit are generally similar in nature to those brought by Darrelyn Renee Henry in a lawsuit against the Company, which was dismissed (Darrelyn Renee Henry vs. MedStaff, Inc., et.al.).

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff, Inc. filed a Motion to Decertify the class which was denied on December 19, 2008. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently trades under the symbol “CCRN” on the NASDAQ Global Select Market (NASDAQ), a new market tier created by the NASDAQ Stock Market that became effective on July 1, 2006. Our common stock commenced trading on the NASDAQ National Market under the symbol “CCRN” on October 25, 2001. NASDAQ became operational as a stock exchange on August 1, 2006. The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock reported on; such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Sale Prices
Calendar Period	High	Low
2008
Quarter Ended March 31, 2008	$14.42	$10.11
Quarter Ended June 30, 2008	$15.99	$11.49
Quarter Ended September 30, 2008	$17.34	$12.49
Quarter Ended December 31, 2008	$16.71	$7.11

2007
Quarter Ended March 31, 2007	$23.24	$17.29
Quarter Ended June 30, 2007	$20.61	$16.16
Quarter Ended September 30, 2007	$19.32	$14.15
Quarter Ended December 31, 2007	$19.01	$12.97

The following graph compares the cumulative 5-year total return provided shareholders on Cross Country Healthcare, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Health Care Providers index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2003, and its relative performance is tracked through December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cross Country Healthcare, Inc., The NASDAQ Composite Index

And The Dow Jones US Health Care Providers Index

$250
$200
$150
$100
$50
$0
12/03
3/04
6/04
9/04
12/04
3/05
6/05
9/05
12/05
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
Cross Country Healthcare, Inc.
NASDAQ Composite
Dow Jones US Health Care Providers

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06

Cross Country Healthcare, Inc.	100.00	111.21	121.16	103.47	120.69	111.88	113.48	123.90	119.03	129.24
NASDAQ Composite	100.00	100.18	103.16	96.49	110.08	101.53	104.08	109.76	112.88	120.64
Dow Jones US Health Care Providers	100.00	107.34	108.54	108.14	130.85	145.97	160.11	166.90	176.06	173.25

6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08

121.43	113.48	145.66	121.70	111.35	116.62	95.06	82.58	96.19	108.74	58.68
112.68	117.54	126.51	127.08	136.04	141.77	138.13	118.70	119.92	106.41	80.47
157.28	168.73	173.30	181.78	187.57	190.30	206.57	146.98	138.85	137.38	112.23

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of March 5, 2009, there were 104 stockholders of record of our common stock. In addition, there are approximately 3,484 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. We currently intend to use available cash from operations in the operation and expansion of our business or to retire and pay down debt. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. As of December 31, 2008, pursuant to the terms of our credit agreement covenants, we are not able to use cash for either dividend or stock repurchases.

On February 28, 2008, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to an additional 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion. The current stock repurchase authorization commenced upon the completion of the May 10, 2006 authorization to repurchase up to 1.5 million shares; which commenced upon the completion of the November 2002 authorization to purchase up to 1.5 million shares.

During the three month period ended December 31, 2008, we did not purchase any shares of our common stock due to a prohibition in our credit agreement that does not allow us to repurchase our shares if our debt leverage ratio is above 2 to 1.

Item 6.

Selected Financial Data.

The selected consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Report.

	Year Ended December 31,
	2008 (a)	2007 (b)	2006(c)	2005 (d)	2004
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenue from services	$734,247	$718,272	$655,152	$645,393	$654,111
Operating expenses:
Direct operating expenses	541,660	543,608	502,468	503,103	509,571
Selling, general and administrative expenses	136,815	122,692	110,172	104,647	99,531
Bad debt expense	951	1,559	459	1,177	957
Depreciation	7,637	6,309	5,449	5,159	5,140
Amortization	3,166	2,051	1,570	1,424	1,580
Impairment charges (e)	244,094	—	—	—	—
Legal settlement charge (f)	—	34	6,704	—	—
Secondary offering costs (g)	—	—	154	151	4
Total operating expenses	934,323	676,253	626,976	615,661	616,783
(Loss) income from operations	(200,076)	42,019	28,176	29,732	37,328
Other expenses:
Foreign exchange (gain) loss	(132)	93	—	—	—
Interest expense, net	4,225	2,587	1,464	3,458	4,789
Loss on early extinguishment of debt (h)	—	—	—	1,359	—
(Loss) income from continuing operations before income taxes	(204,169)	39,339	26,712	24,915	32,539
Income tax (benefit) expense	(61,224)	14,759	10,146	9,575	11,936
(Loss) income from continuing operations	(142,945)	24,580	16,566	15,340	20,603
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations (i)	—	—	70	(588)	56
Net (loss) income	$(142,945)	$24,580	$16,636	$14,752	$20,659
Net (loss) income per common share – basic:
(Loss) income from continuing operations	$(4.64)	$0.77	$0.52	$0.48	$0.65
Discontinued operations	—	—	0.00	(0.02)	0.00
Net (loss) income	$(4.64)	$0.77	$0.52	$0.46	$0.65
Net (loss) income per common share – diluted:
(Loss) income from continuing operations	$(4.61)	$0.76	$0.51	$0.47	$0.63
Discontinued operations	—	—	0.00	(0.02)	0.00
Net (loss) income	$(4.61)	$0.76	$0.51	$0.45	$0.63
Weighted-average common shares outstanding:
Basic	30,825,099	31,972,681	32,077,240	32,228,978	31,992,752
Diluted	31,007,352	32,484,241	32,737,419	32,773,634	32,578,319

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Net cash dollars in thousands)
Other Operating Data

Nurse and allied staffing statistical data:
FTEs (j)	4,463	5,025	5,001	5,194	5,408
Weeks worked (k)	232,076	261,300	260,052	270,088	281,216
Average revenue per FTE per week (l)	$2,266	$2,207	$2,134	$2,048	$2,028

Cash flow data:
Net cash provided by operating activities	$50,993	$35,880	$32,918	$30,790	$43,268
Net cash (used in) provided by investing activities	$(129,561)	$(35,328)	$(27,848)	$(8,412)	$4,007
Net cash provided by (used in) financing activities	$80,077	$8,431	$(5,070)	$(22,378)	$(47,275)

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Consolidated Balance Sheet Data
Working capital (m)	$105,099	$98,428	$85,208	$72,810	$71,929
Cash and cash equivalents	$10,173	$9,067	$—	$—	$—
Total assets (m)	$425,849	$535,005	$500,926	$483,601	$455,995
Total debt (n)	$133,080	$39,451	$21,529	$25,429	$42,274
Stockholders’ equity (e)	$234,023	$390,437	$374,856	$359,286	$346,374

———————

(a)

On September 9, 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Our 2008 results include results from the acquisition of MDA from September 1, 2008, the agreed upon effective date for accounting purposes. Refer to further discussion in our notes to the consolidated financial statements (Note 4 – Acquisitions).

(b)

Our 2007 results include results from the acquisitions of AKOS Limited (AKOS) and Assent Consulting (Assent) from their acquisition dates of June 6, 2007 and July 18, 2007, respectively. Refer to further discussion in our notes to the consolidated financial statements (Note 4 – Acquisitions).

(c)

Our 2006 results include the results from the acquisition of substantially all of the assets of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) from August 31, 2006, the date of acquisition. Refer to further discussion in our notes to the consolidated financial statements (Note 4-Acquisitions).

(d)

During the second quarter of 2005, we increased our reserve for professional liability insurance by $5.3 million, pretax, based on an independent actuarial calculation which reflected unfavorable developments relating to certain professional liability cases.

(e)

Impairment charges include goodwill and other intangible asset impairment charges pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets and FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets. As a result of its annual goodwill impairment analysis, in the fourth quarter of 2008, the Company recorded a $241.0 million goodwill impairment related to its nurse and allied staffing business segment. In addition, the Company recorded a $3.1 million impairment charge related to a specific customer relationship in its clinical trials services business segment. Refer to further discussion of these impairment charges in our notes to the consolidated financial statements (Note 3 – Goodwill and Other Identifiable Intangible Assets).

(f)

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

(g)

Secondary offering costs include registration statement filings and public offering expenses incurred as a result of our secondary offerings in September 2006 and April 2005. We did not register any shares of our common stock pursuant to these registration statements. Accordingly, we did not receive any proceeds from these offerings and, did not capitalize any of the associated costs. Refer to discussion in our notes to the consolidated financial statements (Note 13 – Stockholders’ Equity).

(h)

Loss on early extinguishment of debt in the year ended December 31, 2005, relates to the write-off of debt issuance costs associated with the prior credit facility, which was refinanced in the fourth quarter of 2005.

(i)

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

(j)

FTEs represent the average number of nurse and allied contract staffing personnel on a full-time equivalent basis.

(k)

Weeks worked is calculated by multiplying the FTEs by the number of weeks during the respective period.

(l)

Average nurse and allied staffing revenue per FTE per week is calculated by dividing the nurse and allied staffing revenue by the number of weeks worked in the respective periods. Nurse and allied staffing revenue includes revenue from permanent placement of nurses.

(m)

The Company has classified its consolidated balance sheets for the years ended December 31, 2008 through 2004, in accordance with the provisions of Emerging Issues Task Force (EITF) 03-08, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts, as explained in the notes to the consolidated financial statements (Note 2 - Summary of Significant Accounting Policies). The Company has presented the current and non-current portions of its workers’ compensation and professional liability accounts as of December 31, 2008 and has reclassified its balance sheet as of December 31, 2006 to conform to the current presentation. Periods prior to December 31, 2006 have not been reclassified due to the excessive cost of applying the methodology, which, the Company believes outweighs the benefit of the additional information.

(n)

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (“Credit Agreement”) in connection with the acquisition of MDA. The Credit Agreement kept in place an existing $75.0 million revolving loan facility and provided for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce our borrowings under our revolving loan facility. See Note 7 to the consolidated financial statements. - Long-term Debt for more information about the term loan and amended Credit Agreement.

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

Overview

We are a diversified leader in healthcare staffing services. We offer a comprehensive suite of staffing and outsourcing services to the healthcare market, which together include being a leading provider of nurse and allied staffing services in the United States; a national provider of multi-specialty locum tenens (temporary physician staffing) services; a provider of clinical trials services to global pharmaceutical and biotechnology customers; and a provider of other human capital management services focused on healthcare.

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended December 31, 2008, our nurse and allied staffing business segment represented approximately 60% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 50% of our total revenue and 84% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 22% of 2008 fourth quarter revenue and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 12% of our revenue and consists of service offerings that include traditional staffing, as well as clinical trials management, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 6% of our revenue and consists of education and training and retained search services.

For the year ended December 31, 2008, our revenue was $734.2 million, and we had a net loss of $142.9 million, or $(4.61) per diluted share. The net loss was a result of recording $244.1 million ($167.0 million after taxes) in impairment charges, a separate line item on our consolidated statement of operations, in the fourth quarter of 2008, primarily related to our annual goodwill impairment testing. During 2008, we generated $51.0 million in cash flow from operations and we ended the year with total debt of $133.1 million and $10.2 million of unrestricted cash, resulting in a ratio of debt, net of unrestricted cash, to total capitalization of 33.5% as of December 31, 2008.

In general, we evaluate the Company’s financial condition and operating results by revenue, contribution income (see Segment Information), and net (loss) income. We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition, we monitor several key volume and profitability indicators such as number of orders, contract bookings, number of FTEs and price.

Nurse and Allied Staffing

Our nurse and allied staffing services business segment is headquartered in Boca Raton, Florida. Our travel staffing business is operated from a relatively centralized business model servicing all of the assignments needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Newtown Square, Pennsylvania; Tampa, Florida; and Norcross, Georgia.  Our per diem staffing operations are provided through a network of brand offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

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

We operate differentiated nurse and allied recruiting brands including Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local, Allied Health Group and Assignment America to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe that these professionals are attracted to us because we offer a wide range of diverse assignments at attractive locations, competitive compensation and benefit packages, as well as high levels of customer service.

Typically, as admissions increase for our hospital customers, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their staff employees. The current environment for our nurse and allied staffing services reflects both hospital admission trends that have been flat-to-down since the first quarter of 2003 and a deteriorating national labor market resulting in higher levels of unemployment that translates into more uninsured people and fewer people with commercial health insurance coverage. In a difficult operating environment, during the fourth quarter of 2008, demand for our travel nurse staffing services, as expressed by the number of orders from our hospital and healthcare facility customers, declined approximately 52 % from the prior year while our staffing volume decreased 15% year-over-year. However, we were able to improve our margins through continued expansion of the bill-pay spread and a moderation of housing expenses. Bill rates, as measured by revenue per hour in our travel nurse staffing business, continued to rise in the low single-digit range consistent with our experience over the past several years. In addition, we experienced a decrease in booking activity from our clients for future assignments. Our hospital clients have been increasingly reluctant to commit to a contract nurse, most often citing low patient census and budget reductions as factors for their hesitation. On the supply side, we believe a nurse’s willingness to leave a full-time hospital staff position is affected by the overall economic environment and its potential impact on the employment security and income earnings potential of the nurse’s spouse. We believe that recent weakness in the nation’s employment statistics is likely having an adverse effect on the willingness of nurses to relinquish the security of a full-time hospital staff position in order to take a travel assignment with us. Due to these economic and market factors, there is the potential for the business environment for nurse and allied staffing to weaken further during 2009.

Physician Staffing

We added the physician staffing business segment in 2008 with the acquisition of MDA Holdings, Inc. and its subsidiaries (collectively, MDA) as described in the Acquisitions section which follows. MDA is headquartered in Norcross, Georgia. Our physician staffing business segment provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states.

Clinical Trials Services

Our clinical trials services business segment is headquartered at the Research Triangle Park (“RTP”) in Durham, North Carolina. We provide a flexible range of traditional contract staffing, clinical research outsourcing, drug safety monitoring, and regulatory consulting services to pharmaceutical, biotechnology and medical device companies, as well as contract research organization (CRO) customers. We market these services through multiple brand offerings that have allowed us to establish a significant geographic footprint in the U.S. along with an important presence in the European market.

Our clinical trials services business has also experienced a reluctance from its clients to commit to project start-ups. Certain projects scheduled to start in the fourth quarter were delayed until 2009. Pharmaceutical and biotechnology customers have become less willing to use temporary staffing and out-sourcing services to meet their clinical trials objectives. We believe this is driven by an effort to reduce expenses at all levels to conserve cash in the current economic environment at all levels. This includes research efforts, which effectively delays the start of some clinical projects. However, we believe there are a sufficient number of trials being planned that represent opportunities for this business both on a domestic and international basis.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides continuing education programs to the healthcare industry. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to nurses and other healthcare professionals. In 2008, CCE held more than 5,500 seminars and conferences that were attended by more than 170,000 registrants in 259 cities across the U.S. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Retained Search

Our Cejka Search subsidiary, headquartered in Creve Coeur, Missouri, is a nationally recognized retained search organization that provides physician and executive search services throughout the U.S. exclusively to the healthcare industry, including physician group practices, hospitals and health systems, academic medical centers, managed care, and other healthcare organizations.

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

In March 2002, and November 2004, Charterhouse and Morgan Stanley sold a portion of their ownership through secondary offerings. Subsequently, in 2005, Morgan Stanley completed the sale of its investment in the Company. During 2006, Charterhouse sold a majority of its remaining ownership in Cross Country Healthcare but still owns approximately 2.5 million shares as of December 31, 2008.

Revenue

Our travel and per diem nurse staffing revenue is received primarily from acute care hospitals. Revenue from allied staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, sports medicine clinics and schools. Our physician staffing services revenue is primarily received from hospitals and group practices. Our clinical trials services revenue is received primarily from companies in the pharmaceutical, biotechnology and medical device industries, as well as from contract research organizations and acute care hospitals conducting clinical research trials. Revenue from our retained search and our education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees’ and independent contractors’ time worked but not yet paid. Each of our field employees and independent contractors on travel assignment works for us under a contract. The contract period is typically 13 weeks for our nurse and allied staffing employees and typically a shorter duration for physician independent contractors and typically a longer term for our clinical trials staffing employees. Our staffing employees are hourly employees whose contract specifies the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. We typically bill clients at an hourly rate and assume all employer costs for our staffing employees, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements.

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

Acquisitions

MDA Holdings, Inc.

On September 9, 2008, we consummated the acquisition of MDA. We paid $115.9 million in cash at closing, which included $3.6 million as an estimated net working capital adjustment which was subject to final adjustments. Of the cash paid at closing, approximately $8.7 million was being held in escrow to cover any post-closing liabilities (Indemnification Escrow) and $0.3 million was being held in escrow to cover any net working capital adjustments (Net Working Capital Escrow). During the fourth quarter of 2008, approximately $1.6 million of the Indemnification Escrow was released to us and recorded to goodwill as a reduction in purchase price. Also during the fourth quarter of 2008, we finalized the net working capital adjustment and calculated an additional payment to the sellers of approximately $0.1 million which was paid and included in goodwill as additional purchase price. In connection with this net working capital adjustment, the entire Net Working Capital Escrow of $0.3 million was also released to the sellers. Additionally, a post-closing adjustment to the purchase price of approximately $0.3 million was paid to the sellers in the fourth quarter of 2008 and is included in goodwill as additional purchase price.

The transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. If the earnout payments are made, they will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations. In the second quarter of 2009, we expect to pay an earnout related to the 2008 performance, which amount has not been finalized at the date of this filing.

Our senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (“Credit Agreement”) in connection with the acquisition of MDA. The Credit Agreement kept in place an existing $75.0 million revolving loan facility and provided for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce our borrowings under our revolving loan facility. See the consolidated financial statements Note 7 - Long-term Debt, for more information about the term loan and amended Credit Agreement.

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

The acquisition has been accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, using the purchase method. The results of MDA’s operations have been included in the consolidated statements of operations since September 1, 2008, the agreed-upon accounting date of the acquisition. MDA’s allied staffing services have been included in our nurse and allied staffing business segment. MDA’s physician staffing services have been reported as a new business segment, physician staffing, in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

Based on an independent third-party appraisal, we assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of

12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs of approximately $0.6 million were incurred during the year ended December 31, 2008, and are included as goodwill in the consolidated balance sheet.

Assent Consulting

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. We financed this acquisition using our revolving loan facility. The purchase price was subject to a working capital adjustment that was settled with a payment of $0.5 million to us in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million was being held in escrow, subject to forfeiture to us, to the extent a 2008 performance milestone was not achieved. However, based on 2008 performance the full amount was released in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.In addition, in the first quarter of 2009, the escrow of $1.0 million was released to the sellers.

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

The acquisition has been accounted for using the purchase method and it is included in the clinical trials services business segment. The results of Assent operations have been included in the consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141.

Based on an independent third-party appraisal, we assigned the following values to intangible assets: $5.2 million for customer relations with a useful life of 10 years, $0.5 million to database with a useful life of 6 years, $0.4 million to a noncompete agreement with a useful life of 5 years, and $0.3 million to trademarks with a useful life of 1.5 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $11.6 million and was recorded as goodwill, which is not subject to amortization but deductible for tax purposes.

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

The consideration for this acquisition was approximately $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which was held in escrow to cover any post-closing liabilities. The post-closing working capital adjustment paid by us equated to approximately $0.3 million. We financed this transaction using our revolving loan facility.

The potential earnout payments were based on 2007 and 2008 performance, as defined by the share purchase agreement and is not related to the sellers’ employment. In the first quarter of 2008, we paid £1.1 million (approximately $2.1 million) related to 2007 performance. In the first quarter of 2009, we expect to pay £0.5 million related to 2008 performance. The payments have been and will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

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

The acquisition has been accounted for using the purchase method and is included in the clinical trials services business segment. The results of AKOS’ operations have been included in the consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141.

Based on an independent third-party appraisal, we assigned $1.7 million to trademarks with an indefinite life and not subject to amortization. In addition, we assigned $2.6 million to total other identifiable intangible assets subject to amortization as follows: $2.2 million was assigned to customer relations with a useful life of 8.6 years, and $0.4 million was assigned to other intangibles with an estimated useful life of 6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $3.8 million and was recorded as goodwill, which is not subject to amortization and is not deductible locally for tax purposes. Additional direct acquisitions costs of $0.4 million were incurred during year ended December 31, 2007, and are included as goodwill in the consolidated balance sheet.

The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price (a)	Potential Earnout	Earnout Earned

MDA Holdings, Inc.	September 2008	Temporary physician staffing and allied staffing services	$114.7 million	(b)	(c)
Assent Consulting	July 2007	Clinical trials staffing of clinical research, biostatistics and drug safety professionals	$19.1 million	$4.9 million	$4.6 million
AKOS Limited	June 2007	Clinical trials staffing, drug safety and regulatory services providing services to the U.S., Europe, Canada, and Asia	$9.2 million (£4.6 million)	£3.2 million based on 2007 and 2008	£1.1 million for 2007 (c)
Metropolitan Research	August 2006	Clinical trials staffing, drug safety monitoring and contract research services	$19.1 million	$6.4 million based on 2006 and 2007	$6.4 million based on 2006 and 2007
Med-Staff	June 2003	Healthcare staffing – travel, per diem nurse, and military nurse staffing	$102.2 million	$37.5 million for full year 2003	—
Jennings Ryan & Kolb, Inc. (Sold in 2004)	March 2002	Healthcare management consulting services	$2.1 million	$1.8 million over 34 months	$1.8 million
NovaPro	January 2002	Nurse staffing	$7.6 million	—	—
Gill/Balsano Consulting, LLC (Sold in 2004)	May 2001	Healthcare management consulting services	$1.8 million	$2.0 million over 3 years	$2.0 million
ClinForce, Inc.	March 2001	Clinical trials staffing	$32.8 million	—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$6.6 million	$6.5 million over 3 years	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$1.5 million	$3.8 million over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing – nurse and allied professionals, retained search	$77.1 million	—	—

———————

(a)

Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The TravCorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of TravCorps – $32.1 million, plus the assumption of $45.0 million of debt.

(b)

The potential earnout will be equal to the amount: (1) by which the Adjusted EBITDA (as defined by the purchase agreement) during the 2008 and 2009 fiscal years, respectively, exceeds $10.0 million, times (2) a multiple of 1.5 and 2.37, respectively.

(c)

Earnout for 2008 results has not been finalized at the time of this filing.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 93.8% of our stockholders’ equity as of December 31, 2008. Goodwill and other identifiable intangible assets from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $122.6 million and $96.9 million, respectively, net of accumulated amortization, at December 31, 2008. In accordance with FASB Statement No. 142, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 1 to 15 years.

FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under FASB Statement No. 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for a detailed description of the results of the FASB Statement No. 142 and 144 impairment reviews in the fourth quarter of 2008 that resulted in total impairment charges of $244.1 million.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2008	2007	2006
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	73.8	75.7	76.7
Selling, general and administrative expenses	18.6	17.1	16.8
Bad debt expense	0.1	0.2	0.1
Depreciation and amortization	1.5	1.1	1.1
Impairment charges	33.2	—	—
Legal settlement charge	—	0.0	1.0
(Loss) income from operations	(27.2)	5.9	4.3
Interest expense, net	0.6	0.4	0.2
(Loss) income from continuing operations before income taxes	(27.8)	5.5	4.1
Income tax (benefit) expense	(8.3)	2.1	1.6
(Loss) income from continuing operations	(19.5)	3.4	2.5
Discontinued operations, net of income taxes	—	—	0.0
Net (loss) income	(19.5)%	3.4%	2.5%

Segment Information

Our nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to acute care hospitals. Nurse and allied staffing services are also marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S.

In the third quarter of 2008, we added the physician staffing business segment as a result of our acquisition of MDA (See Note 4 - Acquisitions in the notes to consolidated financial statements). MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states. MDA’s locum tenens business comprises the physician staffing business segment while MDA’s allied staffing services have been aggregated with our nurse and allied staffing business segment.

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

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Year ended December 31,
	2008	2007	2006
Revenue from unaffiliated customers:
Nurse and allied staffing	$525,772	$576,779	$554,900
Physician staffing	56,558	––	––
Clinical trials services	99,129	90,613	53,348
Other human capital management services	52,788	50,880	46,904
	$734,247	$718,272	$655,152

Contribution income (a):
Nurse and allied staffing	$53,822	$54,941	$52,950
Physician staffing	5,711	––	––
Clinical trials services	15,301	14,425	6,928
Other human capital management services	7,444	7,609	9,048
	82,278	76,975	68,926
Unallocated corporate overhead	27,457	26,562	26,873
Depreciation	7,637	6,309	5,449
Amortization	3,166	2,051	1,570
Impairment charges	244,094	––	––
Legal settlement charge	––	34	6,704
Secondary offering costs	––	––	154
(Loss) income from operations	$(200,076)	$42,019	$28,176

———————

(a)

We define contribution income as (loss) income from operations before depreciation, amortization, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Consolidated Information

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenue from services

Revenue from services increased $16.0 million, or 2.2%, to $734.2 million for the year ended December 31, 2008, as compared to $718.3 million for the year ended December 31, 2007. The increase was primarily due to the added revenue from the MDA acquisition and an increase in revenue from our clinical trials services and other human capital management services business segments substantially offset by a decrease in revenue from our nurse and allied staffing business segment. The increase in our clinical trials services business segment was due to the acquisitions of AKOS and Assent. Excluding the impact of acquisitions, consolidated revenue from services decreased $57.8 million or 8.0%.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $51.0 million, or 8.8%, to $525.8 million in the year ended December 31, 2008, from $576.8 million in the year ended December 31, 2007. A decrease in volume versus the prior year more than offset improved pricing in our organic nurse and allied staffing business.

Average nurse and allied staffing revenue per FTEs and average bill rates increased approximately 3.0% during the year ended December 31, 2008, compared to the year ended December 31, 2007. The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2008, decreased 11.2% from the year ended December 31, 2007.

Physician staffing

Revenue from our physician staffing business was $56.6 million for the period from September 1, 2008 to December 31, 2008 resulting from the acquisition of MDA.

Clinical trials services

Revenue from clinical trials services increased $8.5 million, or 9.4%, to $99.1 million in the year ended December 31, 2008, from $90.6 million in the year ended December 31, 2007. Excluding the impact of the acquisitions of Assent and AKOS, revenue decreased $5.4 million, or 6.0%. This decline was primarily due to a decrease in traditional contract staffing volume and a decrease in revenue from a specific drug safety contract; partially offset by an increase in revenue from CRO projects.

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2008, increased $1.9 million, or 3.8%, to $52.8 million from $50.9 million in the year ended December 31, 2007, reflecting increases in revenue from both our education and training and our retained search businesses.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $1.9 million, or 0.4%, to $541.7 million for the year ended December 31, 2008, as compared to $543.6 million for year ended December 31, 2007.

As a percentage of total revenue, direct operating expenses represented 73.8% of revenue for the year ended December 31, 2008, and 75.7% for the year ended December 31, 2007. This decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations, a change in mix of revenue from our business segments, lower professional liability expenses and lower housing cost as a percentage of revenue; partially offset by higher health insurance claims. Our business mix changed, primarily due to the acquisition of the MDA, which comprises our physician staffing business segment.  In addition, revenue from our clinical trials services and other human capital management services business segments were a higher percentage of total revenue from services in the year ended December 31, 2008, compared to the year ended December 31, 2007. Physician staffing, clinical trials services and other human capital management services tend to have lower direct costs as a percentage of revenue than our nurse and allied staffing business segment, which declined as a percentage of total revenue in the year ended December 31, 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $14.1 million, or 11.5%, to $136.8 million for the year ended December 31, 2008, as compared to $122.7 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to additional expenses from acquisitions and higher compensation expense partially offset by lower legal fees.

Included in selling, general and administrative expenses is unallocated corporate overhead of $27.5 million for year ended December 31, 2008, compared to $26.6 million for the year ended December 31, 2007. As a percentage of consolidated revenue, unallocated corporate overhead was 3.7% during the years ended December 31, 2008 and 2007.

As a percentage of total revenue, selling, general and administrative expenses were 18.6% and 17.1%, respectively, for the years ended December 31, 2008 and 2007. This increase is primarily due to a combination of a change in mix of revenue from our business segments and higher expenses as discussed above. Our clinical trials services and other human capital management services business segments increased, as a percentage of total revenue, while our nursing and allied staffing business segment decreased. Clinical trial services and other human capital management services generally operate with a higher selling, general and administrative burden than our nursing and allied staffing and physician staffing business segments.

Bad debt expense

Bad debt expense totaled $1.0 million for the year ended December 31, 2008, compared to $1.6 million in year ended December 31, 2007. Bad debt expense as a percentage of total revenue was 0.1% in the year ended December 31, 2008, compared to 0.2% in the year ended December 31, 2007. This decrease is due to improved collections during the year ended December 31, 2008.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2008, decreased $1.1 million or 2.0%, to $53.8 million from $54.9 million in year ended December 31, 2007. As a percentage of nurse and allied staffing revenue, segment contribution income was 10.2% for the year ended December 31, 2008, and 9.5% for the year ended December 31, 2007. This increase is primarily due to a widening of our bill-pay spread, and secondarily by a moderation in the rate of increase of housing costs and lower professional liability expenses, partially offset by higher health insurance expense.

Contribution income from physician staffing for the year ended December 31, 2008, was $5.7 million, representing the results of operations since our acquisition of this business. As a percentage of physician staffing revenue, contribution income was 10.1%.

Contribution income from clinical trials services for the year ended December 31, 2008, increased $0.9 million to $15.3 million, compared to $14.4 million in the year ended December 31, 2007. As a percentage of clinical trials services revenue, segment contribution income was 15.4% in the year ended December 31, 2008, compared to 15.9% in the year ended December 31, 2007.

Contribution income from other human capital management services for the year ended December 31, 2008, decreased by $0.2 million, or 2.2%, to $7.4 million, from $7.6 million in the year ended December 31, 2007 due to improved contribution income in the retained search business partially offset by lower contribution income from the education and training businesses. Contribution income as a percentage of other human capital management services revenue was 14.1% for the year ended December 31, 2008 and 15.0% for the year ended December 31, 2007.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2008, totaled $10.8 million as compared to $8.4 million for the year ended December 31, 2007. As a percentage of revenue, depreciation and amortization expense was 1.5% for the year period ended December 31, 2008 and 1.2% for the year ended December 31, 2007. This increase is primarily due to higher amortization expense related to intangible assets recorded in connection with recent acquisitions and additional depreciation expense from fixed assets that were placed into service since the beginning of 2008 largely due to software upgrades.

Impairment charges

Impairment charges of $244.1 million in the year ended December 31, 2008, represent impairment of goodwill and other identifiable intangible assets pursuant to the process and calculations of FASB Statement No. 142 and 144. The non-cash impairment charges relate almost entirely to a goodwill impairment charge in the nurse and allied staffing business segment resulting from our annual impairment testing.  The goodwill impairment charge results from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that deteriorated sharply during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase, and the remainder to subsequent nurse staffing acquisitions made through 2003. See Critical Accounting Principles and Estimates Policies and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for more information.

Interest expense, net

Interest expense, net, totaled $4.2 million for the year ended December 31, 2008 and $2.6 million for the year ended December 31, 2007. This increase was due to higher average borrowings in the year ended December 31, 2008, partially offset by a lower effective interest rate. Higher borrowings in the year ended December 31, 2008, were primarily due to the financing of the MDA and 2007 acquisitions, stock repurchases and earnout payments. The effective interest rate on our borrowings for the year ended December 31, 2008, was 5.3% compared to a rate of 6.9% for the year ended December 31, 2007.

Income tax (benefit) expense

Income tax benefit totaled $61.2 million for the year ended December 31, 2008, as compared to an income tax expense of $14.8 million for the year ended December 31, 2007. The effective tax rate was 30.0% in the year ended December 31, 2008, compared to 37.5% in the year ended December 31, 2007. A portion of the impaired goodwill related to the TravCorps acquisition was not deductible for tax purposes. Excluding the tax impact related to the impairment charges, the effective tax rate was 39.8% for the year ended December 31, 2008. The increase in the tax rate, excluding the effect of the impairment charges, primarily reflects the introduction of per diem allowances for our travel nurse and allied staffing field personnel in the third quarter of 2008. A portion of these allowances are not deductible for tax purposes.

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

Legal settlement charge

Legal settlement charge was $6.7 million for the year ended December 31, 2006. In the third quarter of 2006, we reached an agreement to settle the California wage and hour class action lawsuit filed against a subsidiary of the Company in Superior Court in Orange County, California, in August of 2003. The settlement payment made was approximately $6.7 million, pretax, and was paid out in the first quarter of 2007.

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

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $3.1 million, $3.9 million and $4.7 million in aggregate for the years ended December 31, 2008, 2007, and 2006, respectively. Accounts receivable due from these hospitals at December 31, 2008 and 2007 were approximately $0.2 million and $0.6 million, respectively. Pricing for our services is consistent with our other hospital customers. There are no contractual obligations with these hospitals.

Liquidity and Capital Resources

As of December 31, 2008, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.9 to 1. Working capital increased by $6.7 million to $105.1 million as of December 31, 2008, compared to $98.4 million as of December 31, 2007. Days’ sales outstanding were 53 days, 59 days, and 60 days at December 31, 2008, 2007, and 2006, respectively, and were consistent with historical ranges.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service including our commitments as described in the Commitments table which follows. We believe that our capital resources are sufficient to meet our working capital needs including our earnout payment commitments for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, debt service, and any additional stock repurchases from a combination of operating cash flows and funds available under our current credit agreement. We also continue to evaluate acquisition opportunities that may require additional funding. In addition to those amounts available under our existing credit agreement, we may incur up to an additional $45.0 million in Indebtedness (as defined by the credit agreement).

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

In November 2002, our Board of Directors authorized a stock repurchase program whereby we could purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. Under this program, we purchased and retired 1.5 million shares of our common stock at an average cost of $15.04 per share pursuant to the authorization. All of the common stock was retired. The cost of such purchases was approximately $22.6 million. During the year ended December 31, 2007, the November 2002 stock repurchase program was depleted, and, accordingly, we commenced repurchases under the May 2006 authorization mentioned previously.

During the year ended December 31, 2008, we repurchased, under the May 2006 and February 2008 programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. During the year ended December 31, 2007, we repurchased, under November 2002 and May 2006 programs, a total of 704,498 shares at an average cost of $15.45 per share. The cost of such purchases was approximately $10.9 million. All of the common stock was retired. At December 31, 2008, we had 1,441,139 shares of common stock left remaining to repurchase under our February 2008 authorization subject to the constraints of our credit agreement. See Credit Agreement section below and consolidated financial statements Note 7- Long-term Debt. At December 31, 2008 we had approximately 30.8 million shares of common stock outstanding.

Secondary Offering

In November 2004, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) for the registration of approximately 11,403,455 shares of common stock owned by three of our existing stockholders. Neither the Company nor management registered any shares pursuant to this registration statement. In April 2005, we announced a public offering of 4,172,868 shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, we incurred all fees and expenses relating to the registration statement which were approximately $0.2 million. Subsequently, on November 13, 2006, we announced a public offering of approximately 4.0 million shares pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, we incurred all fees and expenses relating to the registration statement which were approximately $0.2 million and included in secondary offering costs on the consolidated statements of operations.

Credit Agreement

Our senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (“Credit Agreement”) in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75.0 million revolving loan facility, maturing in November 2010, and provides for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The revolving loan facility and term loan bear interest at a rate of, at our option, either: (i) London Interbank Offered Rate (“LIBOR”) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin.

The Credit Agreement was also amended for customary covenants for similar leveraged deals such as: 1) requiring us to hedge at least 40% of our floating rate exposure for 2 years; and 2) adding a mandatory prepayment provision from Excess Cash as defined by the Credit Agreement. In addition, pursuant to the provisions of the Credit Agreement, in October 2008, we entered into interest rate swap agreements to effectively fix the interest on $70.0 million of our term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread. At December 31, 2008, the interest rate swap agreements had a fair value of $(2.4) million, which is separately stated on our consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

The $75.0 million revolving loan facility has a $10.0 million sublimit for the issuance of Swingline Loans (as defined by the Credit Agreement) and a $35.0 million sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving loan facility on a dollar for dollar basis. The revolving loan facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.

As of December 31, 2008, interest on our credit facility was based on LIBOR plus a margin of 2.50% or Base Rate plus a margin of 1.50%. We are required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2008, was 0.50%. As of December 31, 2008, we had $7.5 million of revolving loan borrowings and $3.3 million of standby letters of credit outstanding under this facility, leaving $64.2 million available for borrowing under our revolving loan facility. In addition, we had a letter of credit outstanding outside the Credit Agreement of $5.0 million relating to MDA’s Captive. See our consolidated financial statements Note 2 - Summary of Significant Accounting Policies in the Reserves for Claims section for more information.

The provisions of the revolving loan portion generally allow us to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which extended beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $33.5 million of borrowings under this facility is classified as long-term as of December 31, 2007. Short-term borrowings under this facility consist of borrowings that we intend to or have repaid as of the date of the issuance of these consolidated financial statements.

In addition to the above mentioned terms, the terms of the Credit Agreement include customary covenants and events of default. As of December 31, 2008, we were in compliance with the financial covenants and other covenants contained in the Credit Agreement. Specifically, the table below summarizes what we believe the key financial covenants, as defined by the Credit Agreement are, and our corresponding actual performance as of December 31, 2008.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	2.08 to 1.00
Minimum Interest Coverage Ratio	5.00 to 1.00	7.30 to 1.00
Maximum Capital Expenditures for 2008 (b)	$21.7 million	$4.7 million

———————

(a)

The limitation on our Leverage Ratio changes as of September 30, 2009 where it remains throughout the term of the Credit Agreement. At that time our Leverage Ratio must not be greater than 2.50 to 1.00.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

The agreement also includes a mandatory prepayment provision, which requires us to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of our debt or equity. The dividends and distribution covenant limits our ability to repurchase our common stock and declare and pay cash dividends on our common stock. The Credit Agreement provides for an amount allowed for stock repurchases/dividends. The limitation increases each year by 25% of net income provided that our Debt/EBITDA ratio (as defined in the Credit Agreement) is less than 2.00 to 1.00 and we have $15.0 million in cash or available cash under the revolving loan facility. Our net loss for the year ended December 31, 2008, has had the effect of eliminating the allowable amount. We are also required to obtain the consent of the lenders to complete any acquisition which exceeds $25.0 million (excluding the MDA acquisition) or would cause us to exceed $125.0 million (excluding the MDA acquisition) in aggregate payments during the term of the agreement. The commitments under the Credit Agreement are secured by substantially all of our assets.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operating activities during the year ended December 31, 2008 was $51.0 million compared to $35.9 million during the year ended December 31, 2007. This increase is primarily due to a decrease in accounts receivable. In addition, during the year ended December 31, 2007, we paid out the legal settlement amount of $6.7 million, referenced previously. These increases in cash flow from operating activities were partially offset by the timing of other payments. Investing activities used $129.6 million of cash during the year ended December 31, 2008, primarily for the acquisition of MDA and earnout payments related to our Metropolitan Research, AKOS and Assent acquisitions as well as capital expenditures of $4.7 million. Investing activities used $35.3 million during the year ended December 31, 2007, primarily for the purchases of Assent and AKOS as well as capital expenditures. Net cash provided by financing activities was $80.1 million during the year ended December 31, 2008, primarily due to the financing of the MDA acquisition and stock repurchases, partially offset by repayments of our borrowings. Net cash provided by financing activities in the year ended December 31, 2007 was $8.4 million. Cash flow from operations and net borrowings were used in 2007 primarily for acquisitions and stock repurchases. Cash was also provided by the exercise of employee stock options in both periods.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by operating activities during the year ended December 31, 2007 was $35.9 million compared to $32.9 million during the year ended December 31, 2006. This increase is primarily due to higher net income partially offset by higher working capital requirements in 2007. During the year ended December 31, 2007, we paid out the legal settlement amount of $6.7 million, referenced previously. Investing activities used $35.3 million during the year ended December 31, 2007, primarily for the purchases of Assent Consulting and AKOS Limited as well as capital expenditures. During the year ended December 31, 2006, investing activities used $27.8 million for the acquisition of Metropolitan Research and capital expenditures. Net cash provided by financing activities in 2007 was $8.4 million. Cash flow from operations and net borrowings were used primarily for acquisitions and stock repurchases. Cash was also provided by the exercise of employee stock options. Net cash used in financing activities during the year ended December 31, 2006 was $5.1 million. We utilized net cash flow from operations and investing activities to repay debt and repurchase our common stock. These repayments were partially offset by the proceeds received from the exercise of stock options and other financing activities.

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2008:

Commitments	Total	2008	2009	2010	2011	2012	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$130,937	$14,531	$10,156	$15,625	$36,719	$53,906	$––
Capital lease obligations	2,143	1,294	846	3	––	––	––
Operating leases obligations (b)	38,627	6,992	6,165	5,829	5,507	4,761	9,373
Purchase obligations (c)	1,584	1,199	312	67	6	––	––
Earnouts (d)	––	––	––	––	––	––	––
	$173,291	$24,016	$17,479	$21,524	$42,232	$58,667	$9,3739

———————

(a)

Subsequent to December 31, 2008, we made an optional prepayment of $6.0 million of our borrowings under the term loan portion of our senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement. See Note 7 to our consolidated financial statements – Long-term Debt.  Under our credit facility, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared immediately due and payable.

(b)

Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

(c)

Other contractual obligations include contracts for information systems consulting services.

(d)

Earnouts are contingent payments related to our recent acquisitions. Determined amounts, at the time of this filing would be included in this schedule. Additional earnout payments may be made in 2009. See Note 4 to the consolidated financial statements– Acquisitions.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. In addition to the above disclosed contractual obligations, the FIN 48 tax liability was $2.6 million at December 31, 2008. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowance for doubtful accounts, and contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2008, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1)

We have recorded goodwill and other identifiable intangible assets resulting from our acquisitions through December 31, 2008. Upon the adoption of FASB Statement No. 142, we ceased amortizing goodwill and certain other intangible assets with indefinite lives in accordance with the provisions of FASB Statement No. 142. We completed the annual impairment test of goodwill and indefinite lived intangible assets during the fourth quarters of 2008, 2007, and 2006. Based on the results of the tests, we determined that there was no impairment of goodwill or indefinite lived intangible assets relating to continuing operations as of December 31, 2007, and 2006. Pursuant to the annual testing of goodwill, in the fourth quarter of 2008, we evaluated five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trials services, 4) retained search and 5) education and training. As a result of the review, we recorded an impairment charge related to the nurse and allied staffing reporting unit of $241.0 million, pretax. The impairment test requires us to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount including goodwill as step one. We estimate the fair value of our reporting units, primarily using a discounted cash flow methodology. If the estimated fair value is less than the carrying amount for a particular reporting unit, then we are required to calculate the implied fair value of all tangible and intangible net assets of the reporting unit (as determined in step one). In this step, we must allocate the fair value of the reporting unit to all of the reporting unit’s assets and liabilities in a “hypothetical purchase price allocation.” This also requires the identification of any previously unrecognized intangible assets. The implied value of goodwill is compared to the carrying amount to determine the amount of any impairment charge.

In addition, FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under FASB Statement No. 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any. Based on our FASB Statement No. 144 impairment analysis, we concluded that the carrying value of a particular customer relationship in the clinical trials services business segment was higher than its respective estimated fair value and recorded a $3.1 million impairment charge, pretax.

Total impairment charges resulting from the FASB Statement No. 142 and 144 reviews in the fourth quarter of 2008 was $244.1 million and is included as a separate line item on the consolidated statements of operations.

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. As of December 31, 2008, we had total goodwill and intangible assets not subject to amortization of $187.0 million, net of accumulated amortization.

2)

We maintain accruals for our health, workers’ compensation and professional liability policies that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2008 and 2007, we had $2.0 million and $1.9 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. At December 31, 2008 and 2007, $0.8 million and $0.6 million, respectively, of the incurred but not reported health insurance claims accrual related to corporate employees. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2008, we had $4.6 million accrued for incurred but not reported workers’ compensation claims and retentions, net of related insurance recoveries receivable, a decrease of $0.2 million over the amount accrued at December 31, 2007. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2008, and 2007, we had $12.3 million and $6.6 million accrued, respectively, for incurred but not reported professional liability claims and retentions, net of related insurance recoveries receivable. The increased accrual is entirely due to the acquisition of MDA. The accrual for professional liability is based on an actuarial model which is prepared or reviewed by an independent actuary.

3)

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectibility as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2008, our allowance for doubtful accounts was $6.4 million.

4)

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our healthcare facility clients relating to these matters. Material pending legal proceedings brought against us, other than ordinary routine litigation incidental to the business are described in Legal Proceedings.

5)

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2008 and 2007, we have deferred tax assets related to certain state net operating loss carryforwards for which we have recorded a valuation allowance. In addition, the tax effect resulting from our goodwill impairment charge recorded in the year ended December 31, 2008, caused the net deferred tax liability position as of December 31, 2007, to change to a net deferred tax asset position. We have determined that it is more likely than not that the net deferred tax asset related to the goodwill impairment charge will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance has been recorded.

In considering whether or not a valuation allowance is appropriate we consider several sources of taxable income, including, but not limited to the following items:

•

The reversal of taxable temporary differences to offset deductible temporary differences in the future.

•

Carryback potential to support the utilization of the deferred tax asset.

•

Projections of future taxable income exclusive of reversing temporary differences and carry forwards.

In our determination at December 31, 2008, we relied partially on projections of future taxable income, exclusive of reversing temporary differences, to reach our conclusion that no valuation allowance is necessary on the net deferred tax asset, except as otherwise discussed. However, if the levels of future taxable income we have projected are not achieved, there is a risk that the Company could not recover this entire net deferred tax asset. We will continue, in the future, to evaluate whether or not the net deferred tax assets will be fully realized prior to expiration.

In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of the income taxes receivable account, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. We are regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles (GAAP). FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We will implement FASB Staff Position No. 142-3 on January 1, 2009. We expect that FASB Staff Position No. 142-3 could have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date for nonfinancial assets and nonfinancial liabilities included in FASB Statement No. 157, Fair Value Measurements, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. We do not expect the deferred portion of the adoption to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, FASB 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred. In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. FASB 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FASB 141R could have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

Seasonality

The number of nurse and allied professionals on assignment with us is subject to moderate seasonal fluctuations which may impact our quarterly revenue and earnings. Hospital patient census and staffing needs of our hospital and healthcare facilities fluctuate which impact our number of orders for a particular period. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. Likewise, the number of nurse and allied professionals on assignment may fluctuate due to the seasonal preferences for destinations of our temporary nurse and allied professionals. In addition, we expect our physician staffing business to experience higher demand in the summer months as physicians take vacations. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our revolving loan and term loans under our Credit Agreement, which bears interest based on floating rates. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. Management’s Discussion and Analysis above for further discussion about our Credit Agreement and related interest rate swaps. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.7 million in 2008, $0.3 million in 2007 and $0.2 million in 2006.

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated less than 1% of our consolidated revenue during the years ending December 31, 2008 and 2007, and were primarily from the United Kingdom. We have not entered into any foreign currency derivative instruments.

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

Fluctuations in exchange rates also impact the U.S. dollar amount of stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period. The resulting translation adjustments are recorded in stockholders’ equity, as a component of accumulated other comprehensive (loss) income, included in other stockholders’ equity on our consolidated balance sheet.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2008 was effective. An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Item 9B.

Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Cross Country Healthcare, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2009

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2008, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,381,143	$14.90	975,026
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	2,381,143	$14.90	975,026

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

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(2) Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006

(3) Exhibits
See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ JOSEPH A. BOSHART
Name: Joseph A. Boshart Title: Chief Executive Officer and President Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART	President, Chief Executive Officer, Director (Principal Executive Officer)	March 13, 2009
Joseph A. Boshart

/s/ EMIL HENSEL	Chief Financial Officer and Director (Principal Financial Officer)	March 13, 2009
Emil Hensel

/s/ DANIEL J. LEWIS	Chief Accounting Officer	March 13, 2009
Daniel J. Lewis

/s/ THOMAS C. DIRCKS	Director	March 13, 2009
Thomas C. Dircks

/s/ W. LARRY CASH	Director	March 13, 2009
W. Larry Cash

/s/ C. TAYLOR COLE	Director	March 13, 2009
C. Taylor Cole

/s/ GALE FITZGERALD	Director	March 13, 2009
Gale Fitzgerald

/s/ JOSEPH TRUNFIO	Director	March 13, 2009
Joseph Trunfio

EXHIBIT INDEX

No.	Description
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

2.6	Share Purchase Agreement, dated June 6, 2007, among Cross Country Healthcare UK HoldCo Limited and Winston Paul John Evans, Susan Morag Evans and Cross Country Healthcare, Inc. (16)
2.7	Stock Purchase Agreement, dated July 13, 2007, among ClinForce LLC, the Stockholders of Assent Consulting and Cross Country Healthcare, Inc. (18)
2.8

Purchase Agreement, dated July 22, 2008, by and among StoneCo H, Inc., MDA Holdings, Inc., Medical Doctor Associates, Inc., Allied Health Group, Inc., Credent Verification and Licensing Services, Inc., Jamestown Indemnity, Ltd. and MDA Employee and Stock Ownership and 401(K) Plan ESOP Component Trust (22)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated By-laws of the Registrant (1)
4.1	Form of specimen common stock certificate (1)
4.2	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors (1)
4.3	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.4	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.5	Stockholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors (1)
10.1	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant (1)(14)
10.2	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant (1)(14)
10.3	Employment Agreement, dated as of August 31, 2006, between Patricia Daly and ARM Acquisition, Inc. (14)(16)
10.4	Employment Agreement, dated as of August 31, 2006, between Stacy Mamakos Martin and ARM Acquisition, Inc. (14)(16)
10.5	Executive Service Agreement, dated June 6, 2007, between Akos Limited and Paul Evans (14)(19)
10.6	Employment Agreement, dated July 13, 2007, between Assent Consulting and David Hnatek (14)(19)
10.7	Employment Agreement, dated July 13, 2007, between Assent Consulting and Robert Adzich (14)(19)
10.8	Lease Agreement, dated April 28, 1997, between Meridian Properties and the Registrant (1)
10.9	Lease Agreement, dated October 31, 2000, by and between Trustees of the Goldberg Brothers Trust, a Massachusetts Nominee Trust and TVCM, Inc. (1)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.10	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company (1)
10.11	Amended and Restated 1999 Stock Option Plan of the Registrant (2)(14)
10.12	Amended and Restated Equity Participation Plan of the Registrant (2)(14)
10.13	Cross Country Healthcare, Inc. 2007 Stock Incentive Plan adopted April 5, 2007 (14)(20)
10.14	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002 (3)
10.15	Cross Country, Inc. Deferred Compensation Plan (4)(14)
10.16	Restricted Stock Agreement between Company and Joseph A. Boshart (4)(14)
10.17	Restricted Stock Agreement between Company and Emil Hensel (4)(14)
10.18	Restricted Stock Agreement between Company and Vickie Anenberg (4)(14)
10.19	Restricted Stock Agreement between Company and Jonathan Ward (4)(14)
10.20	Amendment to Lease Agreement, as of May 1, 2002, by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc. (3)
10.21	Lease Agreement by and between Edgewood General Partnership and HR Logic, dated July 6, 2000 (6)
10.22	First Amendment to Lease Agreement by and between Edgewood General Partnership and HR Logic, dated December 7, 2000 (6)
10.23	Second Amendment to Lease Agreement by and between Edgewood General Partnership and Cross Country TravCorps, dated April 29, 2002 (6)
10.24	Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc. dated November 3, 1999 (6)
10.25	First Amendment to Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc., dated December 20, 1999 (6)
10.26	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 21, 2001 (6)
10.27	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 23, 1998 (6)
10.28	Second Amendment to Lease, dated October 10, 2003, between Canterbury Hall IC, LLC and ClinForce, Inc. (7)
10.29	Lease Agreement, dated January 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc. (7)
10.30	First Amendment to Lease Agreement, dated December 11, 2001, between Clayton Investors Associates LLC and Cejka & Company (8)
10.31	First Amendment to Lease Agreement, dated December 22, 1999, between Newtown Street Road Associates and MedStaff, Inc. (8)
10.32	Second Amendment to Lease Agreement, dated June 21, 2001 between Newtown Street Road Associates and MedStaff, Inc. (8)
10.33	Lease Agreement between Corporex Key Limited Partnership No. 8 and Cross Country Seminars, Inc. (8)
10.34	Form of Incentive Stock Option Agreement (8)(14)
10.35	Third Amendment to Lease, dated October 6, 2004, between Canterbury Hall IC, LLC and ClinForce, Inc. (9)
10.36	First Amendment to Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P., and Cross Country Seminars, Inc. (10)
10.37	Fourth Amendment to Lease Agreement, dated December 15, 2005, by and between Canterbury Hall, IC, LLC, and Clinforce, Inc. (13)
10.38	Lease Agreement, dated February 24, 2006, between MedStaff, Inc. and Campus Investors D Building, L.P. (13)
10.39	Lease Guaranty Agreement by and between Cross Country Healthcare, Inc. and Campus Investors D Building, L.P. dated February 17, 2006. (13)
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

EXHIBIT INDEX (CONTINUED)

No.	Description
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

10.44	Lease Agreement between Highwoods Realty Limited Partnership and Metropolitan Research Staffing Associates, LLC, dated December 2, 2005 (12)
10.45	Sublease between Oppenheimer Wolff & Donnelly LLP and Metropolitan Research Associates, LLC, dated June 5, 2003 (12)
10.46	Sublease between Port City Press, Inc. and ARM Acquisition, Inc., dated August 31, 2006 (12)
10.47	Lease Agreement between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc., dated February 2, 2007 (15)
10.48	Lease Agreement between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007 (15)
10.49	Second Amendment to Lease Agreement by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc., dated February 17, 2007 (15)
10.50	First Amendment to Lease Agreement dated March 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc. (23)
10.51	Fifth Amendment to Lease Agreement dated March 5, 2008, by and between Canterbury hall IC, LLC and Principal Life Insurance Company, tenants in common, and ClinForce, Inc. (24)
10.52	Credit Agreement dated November 5, 2005 and Amended and Restated as of September 9, 2008 by and among Cross Country Healthcare, Inc. as Borrower and the Lenders referenced therein (25)
10.53	Lease Agreement dated February 1, 2007, by and between MDA Holdings, Inc. and ADKS Realty Corporation (26)
10.54	Lease Agreement dated March 1, 2999 by and between Medical Doctors Associates, Inc. and ADKS Realty Corporation (26)
10.55	Lease Agreement dated as of October 29, 2007, by and between Crestline Office Center Associates, LLC and MDA Holdings, Inc. (26)
10.56	Lease Agreement dated as of September 21, 2004, by and between TGS American Realty Limited Partnership and Medical Doctor Associates, Inc. (26)
10.57	First Amendment to Lease Agreement dated as of September 1, 2007, by and between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc. (26)
10.58

Joinder Agreement dated September 9, 2008 to the Subsidiary Guaranty Agreement and the Collateral Agreement by and among Cross Country Healthcare, Inc., StoneCo H, Inc., StoneCo C, LLC, StoneCo M, LLC CC Local, Inc. and Wachovia Bank, National Association, as Administrative Agent

10.59	Lease Agreement dated August, 2006, between Brandywine Operating Partnership, L.P. and ClinForce, Inc.
10.60	First Amendment to Lease Agreement dated January 2, 2007, by and between Brandywine Operating Partnership, L.P. and ClinForce, Inc.
10.61	Second Amendment to Lease Agreement dated September 23, 2008, by and between G &I VI 321/323 NORRISTOWN FE LLC (successor to Brandywine Operating Partnership, L.P.) and ClinForce, Inc.
10.62	Employment Agreement by and between Jim Ginter and StoneCo H, Inc. (14)
10.63	Employment Agreement by and between Mike Pretiger and StoneCo H, Inc. (14)
10.64	Employment Agreement by and between Anne Anderson and StoneCo H, Inc. (14)
10.65	Form of Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (14)(28)
10.66	Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (14)(21)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.67	Third Amendment to Lease Agreement dated October 30, 2008, by and between G &I VI 321/323 NORRISTOWN FE LLC (successor to Brandywine Operating Partnership, L.P.) and ClinForce, Inc.
10.68	Amended and Restated Executive Severance Policy of Cross Country Healthcare, Inc. dated as of January 1, 2008 (14)
10.69	First Amendment and Consent to Credit Agreement, dated June 2007 (17)
14.1	Code of Ethics (8)
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer
———————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-64914, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-83450, and incorporated by reference herein.
(3)	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q during the year ended December 31, 2002, and incorporated by reference herein.
(4)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
(5)	Previously filed as an exhibit in the Company’s Form 8-K dated June 5, 2003, and incorporated by reference herein.
(6)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(7)	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.
(8)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.
(9)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(10)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(11)	Previously filed as an exhibit in the Company’s Form 8-K dated July 18, 2006 and incorporated by reference herein.
(12)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(13)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
(14)	Management contract or compensatory plan or arrangement.
(15)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.
(16)	Previously filed as exhibit in the Company’s Form 8-K dated June 12, 2007 and incorporated by reference herein.
(17)	Previously filed as an exhibit in the Company’s Form 8-K dated June 15, 2009 and incorporated herein by reference.
(18)	Previously filed as exhibit in the Company’s Form 8-K dated July 13, 2007 and incorporated by reference herein.
(19)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein.

EXHIBIT INDEX (CONTINUED)

(20)	Previously filed as exhibit in the Company’s Form 8-K dated May 15, 2007 and incorporated by reference herein.
(21)	Previously filed as exhibit in the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.
(22)	Previously filed as an exhibit in the Company’s Form 8-K filed on July 25, 2008 and incorporated herein by reference.
(23)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(24)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(25)	Previously filed as an exhibit in the Company’s Form 8-K dated September 11, 2008 and incorporated by reference herein.
(26)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.
(27)	Previously filed as an exhibit in the Company’s Form 8-K dated November 25, 2008 and incorporated by reference herein.
(28)	Previously filed as an exhibit in the Company’s S-8 dated August 15, 2007 and incorporated by reference herein.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2009

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$10,172,841	$9,066,537
Restricted cash	5,000,000	––
Accounts receivable, less allowance for doubtful accounts of $6,408,772 in 2008 and $5,585,286 in 2007	117,793,812	116,132,763
Deferred tax assets	11,287,126	5,869,361
Income taxes receivable	977,539	––
Prepaid rent on field employees' apartments	2,734,701	3,661,880
Other prepaid expenses	11,189,929	11,321,224
Deposits on field employees' apartments, net of allowance of $187,726 in 2008 and $280,681 in 2007	585,245	797,836
Insurance recoveries receivable	450,573	428,932
Other current assets	1,188,263	1,558,220
Total current assets	161,380,029	148,836,753
Property and equipment, net of accumulated depreciation and amortization of $33,252,084 in 2008 and $26,121,576 in 2007	25,984,710	23,460,030
Trademarks, net	64,443,351	19,152,629
Goodwill, net	122,597,725	326,118,839
Other identifiable intangible assets, net	32,459,083	15,995,632
Debt issuance costs, net of accumulated amortization of $705,372 in 2008 and $321,633 in 2007	2,675,608	423,872
Non-current deferred tax assets	15,064,598	––
Other long-term assets	1,244,340	1,017,034
Total assets	$425,849,444	$535,004,789

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$12,440,207	$10,202,777
Accrued compensation and benefits	21,333,514	26,102,213
Current portion of long-term debt	15,825,642	5,066,757
Income taxes payable	––	1,222,191
Other current liabilities	6,682,120	7,815,181
Total current liabilities	56,281,483	50,409,119
Non-current deferred tax liabilities	––	49,244,028
Long-term debt	117,254,854	34,384,717
Interest rate swaps	2,382,444	––
Other long-term liabilities	15,907,551	10,529,727
Total liabilities	191,826,332	144,567,591
Commitments and contingencies
Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 30,774,868 and 31,576,959 shares issued and outstanding at December 31, 2008 and 2007, respectively	3,077	3,158
Additional paid-in capital	237,371,902	245,843,655
Accumulated other comprehensive (loss) income	(4,834,397)	163,242
Retained earnings	1,482,530	144,427,143
Total stockholders' equity	234,023,112	390,437,198
Total liabilities and stockholders' equity	$425,849,444	$535,004,789

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006
Revenue from services	$734,246,671	$718,272,469	$655,151,931
Operating expenses:
Direct operating expenses	541,659,776	543,608,163	502,467,737
Selling, general and administrative expenses	136,815,286	122,692,133	110,172,095
Bad debt expense	950,711	1,558,626	459,368
Depreciation	7,636,712	6,309,538	5,448,441
Amortization	3,165,797	2,051,311	1,570,005
Impairment charges	244,094,000	––	––
Legal settlement charge	––	33,654	6,704,392
Secondary offering costs	––	––	153,450
Total operating expenses	934,322,282	676,253,425	626,975,488

(Loss) income from operations	(200,075,611)	42,019,044	28,176,443

Other expenses:
Foreign exchange (income) loss	(131,956)	92,937	––
Interest expense, net	4,224,537	2,587,398	1,464,223
(Loss) income from continuing operations before income taxes	(204,168,192)	39,338,709	26,712,220
Income tax (benefit) expense	(61,223,579)	14,759,200	10,145,868
(Loss) income from continuing operations	(142,944,613)	24,579,509	16,566,352
Income from discontinued operations	––	––	70,037
Net (loss) income	$(142,944,613)	$24,579,509	$16,636,389

Net (loss) income per common share—basic:
(Loss) income from continuing operations	$(4.64)	$0.77	$0.52
Discontinued operations	––	––	0.00
Net (loss) income	$(4.64)	$0.77	$0.52

Net (loss) income per common share—diluted:
(Loss) income from continuing operations	$(4.61)	$0.76	$0.51
Discontinued operations	––	––	0.00
Net (loss) income	$(4.61)	$0.76	$0.51

Weighted average common shares outstanding—basic	30,825,099	31,972,681	32,077,240

Weighted average common shares outstanding—diluted	31,007,352	32,484,241	32,737,419

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Dollars
Balance at December 31, 2005	32,132,959	$3,213	$255,339,487	—	$103,943,344	$359,286,044
Exercise of stock options	130,286	13	1,292,784	—	—	1,292,797
Tax benefit of stock option exercises	—	—	357,843	—	—	357,843
Stock repurchase and retirement	(163,900)	(16)	(2,764,277)	—	—	(2,764,293)
Amortization of unearned compensation under restricted stock plan	—	—	15,675	—	—	15,675
Equity compensation	—	—	31,123	—	—	31,123
Net income	—	—	—	—	16,636,389	16,636,389
Balance at December 31, 2006	32,099,345	3,210	254,272,635	—	120,579,733	374,855,578
Cumulative effect of a change in accounting principle	—	—	—	—	(732,099)	(732,099)
Exercise of stock options	182,112	18	1,899,196	—	—	1,899,214
Tax benefit of stock option exercises	—	—	276,967	—	—	276,967
Stock repurchase and retirement	(704,498)	(70)	(10,881,806)	—	—	(10,881,876)
Equity compensation	—	—	276,663	—	—	276,663
Comprehensive income:
Foreign currency cumulative translation adjustment	—	—	—	163,242	—	163,242
Net income	—	—	—	—	24,579,509	24,579,509
Total comprehensive income						24,742,751
Balance at December 31, 2007	31,576,959	3,158	245,843,655	163,242	144,427,143	390,437,198
Exercise of stock options	104,626	10	1,013,863	—	—	1,013,873
Vesting of restricted stock	17,518	1	(92,236)	—	—	(92,235)
Tax benefit of stock option exercises	—	—	151,865	—	—	151,865
Stock repurchase and retirement	(924,235)	(92)	(10,775,313)	—	—	(10,775,405)
Equity compensation	—	—	1,230,068	—	—	1,230,068
Comprehensive loss:
Foreign currency cumulative translation adjustment	—	—	—	(3,541,727)	—	(3,541,727)
Net unrealized losses on hedging transactions	—	—	—	(1,455,912)	—	(1,455,912)
Net loss	—	—	—	—	(142,944,613)	(142,944,613)
Total comprehensive loss						(147,942,252)
Balance at December 31, 2008	30,774,868	$3,077	$237,371,902	$(4,834,397)	$1,482,530	$234,023,112

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net (loss) income	$(142,944,613)	$24,579,509	$16,636,389
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	950,711	1,558,626	459,368
Depreciation	7,636,712	6,309,538	5,448,441
Amortization	3,165,797	2,051,311	1,570,005
Impairment charges	244,094,000	––	––
Legal settlement charge	––	––	6,704,392
Deferred income tax (benefit) expense	(68,223,408)	11,347,518	7,038,932
Amortization of debt issuance costs	383,739	150,318	147,552
Equity compensation	1,230,068	276,663	46,798
Other noncash charges	––	75,987	210,555
Income from discontinued operations	––	––	(70,037)
Changes in operating assets and liabilities:
Accounts receivable	19,255,354	84,988	(3,674,803)
Prepaid rent, deposits, and other current assets	3,537,056	494,414	4,835,667
Income taxes	(2,249,691)	––	––
Accounts payable and accrued expenses	(14,878,174)	(8,327,094)	(8,343,755)
Accrued legal settlement charge	––	(6,704,392)	––
Other current liabilities	(964,378)	3,982,408	1,659,479
Net cash provided by continuing operations	50,993,173	35,879,794	32,668,983
Net cash provided by discontinued operations	––	––	248,687
Net cash provided by operating activities	50,993,173	35,879,794	32,917,670
Investing activities
Purchases of property and equipment, net	(4,688,610)	(8,277,884)	(9,310,075)
Acquisition of MDA Holdings, Inc., net of cash acquired	(111,740,667)	––	––
Acquisition of Assent Consulting, net of cash acquired	(4,551,715)	(18,551,859)	––
Acquisition of AKOS Limited, net of cash acquired	(2,143,648)	(7,983,185)	––
Acquisition of assets of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC	(6,436,000)	(515,167)	(18,537,444)
Net cash used in investing activities	(129,560,640)	(35,328,095)	(27,847,519)
Financing activities
Debt issuance costs	(2,635,475)	(11,298)	(21,331)
Exercise of stock options	1,013,873	1,899,214	1,292,797
Tax benefit of stock option exercises	151,865	276,967	411,426
Stock repurchase and retirement	(10,775,405)	(10,881,876)	(2,764,293)
Repayment of debt and note payable	(99,494,759)	(162,335,324)	(92,458,750)
Proceeds from issuance of debt	191,817,000	179,483,000	88,470,000
Net cash provided by (used in) financing activities	80,077,099	8,430,683	(5,070,151)
Effect of exchange rate changes on cash	(403,328)	84,155	––
Change in cash and cash equivalents	1,106,304	9,066,537	––
Cash and cash equivalents at beginning of year	9,066,537	––	––
Cash and cash equivalents at end of year	$10,172,841	$9,066,537	$––
Supplemental disclosure of noncash investing and financing activities
Equipment purchased through capital lease obligations	$1,306,781	$775,083	$113,097
Supplemental disclosure of cash flow information
Interest paid	$3,809,038	$2,170,975	$1,395,068
Income taxes paid	$8,632,450	$2,413,120	$3,343,756

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.

Organization and Basis of Presentation

On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the Partnership). The acquisition included certain identifiable intangible assets primarily related to proprietary databases and contracts. The Partnership was engaged in the business of providing travel nurse and allied health staffing services to healthcare providers primarily on a contract basis. CCS recorded the assets and certain assumed liabilities, as defined in the asset purchase agreement, at fair market value. The purchase price of approximately $189,000,000 exceeded the fair market value of the assets less the assumed liabilities by approximately $167,537,000, which, was originally recorded as goodwill and other identifiable intangible assets. See Note 3 – Goodwill and Other Identifiable Intangible Assets.

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

Effective October 1, 2000, TravCorps changed its name to TVCM, Inc. Effective October 10, 2000, CCS changed its name to Cross Country TravCorps, Inc. Subsequent to December 31, 2000, Cross Country TravCorps, Inc. changed its name to Cross Country, Inc. In May 2003, Cross Country, Inc. changed its name to Cross Country Healthcare, Inc. (the Company). Subsequent acquisitions and dispositions were made and currently, the Company is a leading provider of nurse and allied staffing services in the United States, a national provider of multi-specialty locum tenens (temporary physician staffing) services, a provider of clinical trials services to global pharmaceutical and biotechnology customers, as well as a provider of other human capital management services focused on healthcare.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., TVCM, Inc. (f/k/a TravCorps), MCVT, Inc., Cross Country Local, Inc. (f/k/a Flexstaff, Inc.), CC Local, Inc., Med-Staff, Inc. (MedStaff) (f/k/a Cross Country Nurses, Inc.), HealthStaffers, Inc., Assignment America, Inc., NovaPro, Inc., ClinForce, LLC (ClinForce)( f/k/a Clinforce, Inc.), Metropolitan Research Associates, Inc., Metropolitan Research Staffing Associates, Inc., Cejka Search, Inc. (f/k/a Cejka & Company), MRA Search, Inc., Cross Country Education, LLC (f/k/a Cross Country Education, Inc. and CCS/Heritage Acquisition Corp.), Cross Country Capital, Inc., Cross Country Infotech, Pvt Ltd. (India), Assent Consulting, Cross Country Holdco (Cyprus) Limited, Cross Country Healthcare UK HoldCo Limited, AKOS Limited (UK), Cross Country Consulting, Inc., MDA Holdings, Inc., Medical Doctor Associates, LLC, Allied Health Group, LLC, Credent Verification and Licensing Services, LLC, and Jamestown Indemnity, Ltd. In December 2007, TVCM, Inc. was merged into the Company and NovaPro, Inc. was merged into Cross Country Travcorps, Inc. In December 2005, Cross Country Consulting, Inc. was dissolved. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of less than three months to be cash and cash equivalents. The Company typically invests its excess cash in highly rated overnight funds and other highly rated liquid accounts.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

2.

Summary of Significant Accounting Policies (continued)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers and pharmaceutical and biotech companies and accounts receivable represent amounts due from them. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as past experience with the customer. The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single customer accounted for more than 3% of the Company’s revenue during 2008 and 4% during 2007 or 2006. An aggregate of approximately 11% of the Company’s outstanding accounts receivable as of December 31, 2008 and 2007, were due from five customers.

Prepaid Rent and Deposits

The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses on the accompanying consolidated statements of operations. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits shown on the consolidated balance sheets relate to these short-term agreements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from 3-7 years. Leasehold improvements are depreciated over the shorter of their useful life or the term of the individual lease. Depreciation related to assets recorded under capital lease obligations is included in depreciation expense on the consolidated statements of operations and calculated using the straight-line method over the term of the related capital lease.

Certain software development costs have been capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include charges for consulting services and costs for personnel associated with programming, coding and testing such software. Amortization of capitalized software costs begins when the software is ready for use and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over three to five years.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives which range from 1 to 15 years (See Note 3 – Goodwill and Other Identifiable Intangible Assets). Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, these assets are reviewed for impairment annually with any related losses recognized in earnings.

The impairment test requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The Company estimates the fair value of its reporting units using a discounted cash flow methodology. As of December 31, 2008, the Company had five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trials services, 4) retained search and 5) education and training. During the fourth quarter of 2008, the Company performed its annual impairment testing and determined that the fair value of the goodwill related to its nurse and allied staffing reporting unit was lower than its carrying value. A number of significant assumptions and estimates are

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

2.

Summary of Significant Accounting Policies (continued)

involved in the application of the discounted cash flow methodology to forecasted operating cash flows, including sales volumes and prices, discount rate, and working capital changes. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill. As a result of its analysis, a non-cash pretax charge of approximately $241,000,000 was recorded to reduce the carrying value of goodwill related to its nurse and allied staffing reporting unit to its estimated fair value. This charge is reflected in impairment charges in the consolidated statements of operations. See Note 3 – Goodwill and Other Identifiable Intangible Assets. During the fourth quarter of 2007, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite-lived intangible assets related to assets held and used as of December 31, 2007.

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with FASB Statement No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company periodically reviews long-lived assets, including identifiable intangible assets, to determine if any impairment exists. During the fourth quarter of 2008, the Company recorded a non-cash pretax impairment charge of approximately $3,094,000 related to a particular customer relationship in its clinical trials services reporting unit. This charge is reflected in impairment charges in the accompanying consolidated statements of operations.  See Note 3 – Goodwill and Other Identifiable Intangible Assets.

Recoverability of intangible assets is measured by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. At December 31, 2008 and 2007, the Company believes no other impairment of long-lived assets or identifiable intangible assets existed.

Reserves for Claims

The Company provides its eligible temporary healthcare professionals with professional liability insurance policies. The Company records its estimate of the ultimate cost of, and reserves for, workers’ compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The health care insurance accrual is for claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability and health insurance costs will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2008, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds are maintained by the insurance carrier. The Company had approximately $5,025,000 and $6,719,000 recorded as prepaid workers’ compensation expense included in other prepaid expenses on the consolidated balance sheets at December 31, 2008 and 2007, respectively. Effective September 1, 2008, the Company has moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At December 31, 2008, the Company had $3,340,000 of outstanding standby letters of credit related to this new structure.

Professional liability benefits are provided under various self-insured, claims made and occurrence based plans depending on the subsidiary and the applicable policy year. Effective October 2004, the Company implemented individual occurrence-based professional liability insurance policies with no deductible, for virtually all of its working nurses and allied professionals, other than those employed through its MedStaff subsidiary. This coverage substantially replaced a $2,000,000 per-claim layer of self-insured exposure. The Company provides primary coverage with a $2,000,000 self-insured retention for nurses and allied professionals who did not qualify for this coverage during the years, as well as for the Company’s independent liabilities (such as negligent hiring) during these policy years. Effective October 1, 2008, the individual professional liability insurance policies were replaced with one policy that insures each individual nurse for $2,000,000 per occurrence and $4,000,000 in the aggregate, as well as the corporation which shares those limits. This policy has no deductible and does not cover healthcare professionals working through MedStaff or MDA Holdings, Inc. or its subsidiaries (collectively, MDA).

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

2.

Summary of Significant Accounting Policies (continued)

Separately, the Company’s MedStaff subsidiary has a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible. In addition, MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, CRNAs and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc. (the Captive). Under the terms of the Captive’s reinsurance policy it is required to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a $5,000,000 letter of credit. The value of the letter of credit is secured by $5,000,000 of cash held by the Captive as restricted cash.

Subject to certain limitations, the Company also has $5,000,000 per occurrence and $10,000,000 in the aggregate in umbrella liability insurance coverage, after the individual policies, MedStaff’s policy and the $2,000,000 self-insured primary coverage, as applicable, have been exhausted.

The Company records the receivable portion of its claims-made policy insurance claims in accordance with Emerging Issues Task Force (EITF) No. 03-8, Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity. The Company’s consolidated balance sheet as of December 31, 2008 and 2007 reflects the current portion of the receivable of its claims-made insurance claims as insurance recoveries receivable and the long-term portion as other long-term assets. The related current liability is included in accrued compensation and benefits and the long-term portion of the liability is recorded in other long-term liabilities. See Note 6 – Accrued Compensation and Benefits.

Debt Issuance Costs

Deferred costs related to the issuance of the Company’s senior secured revolving credit facility (see Note 7 – Long-term Debt) have been capitalized and are being amortized using the straight line method, over the five-year term of the debt. Deferred costs related to the Company’s senior secured term loan facility have been capitalized and are being amortized using the effective interest method over the respective five-year term of the related debt.

Revenue Recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. At December 31, 2008 and 2007, the amounts accrued are approximately $20,465,000 and $16,149,000, respectively.

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

Revenue on permanent placements is recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2008, 2007 and 2006, such losses were nominal.

Revenue from the Company’s education and training services is recognized as the instructor-led seminars are performed and the related learning materials are delivered.

Share-Based Compensation

The Company has, from time to time, granted stock options, stock appreciation rights and restricted stock for a fixed number of common shares to employees. Under FASB Statement No. 123(R) – Share-Based Payments, companies may choose from

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

2.

Summary of Significant Accounting Policies (continued)

alternative valuation models. The Company uses the Black-Scholes method of valuing its options and stock appreciation rights.  The Company will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes. The Company values its restricted stock awards by reference to the Company’s stock price on the date of grant.

The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations and totaled approximately $1,230,000, during the year ended December 31, 2008. Related deferred tax benefits of approximately $436,000 were recorded during the year ended December 31, 2008. Compensation expense and related tax benefits during the years ended December 31, 2007 and 2006 were immaterial.

See Note 13 – Stockholders’ Equity for more information about the Company’s current share-based compensation programs.

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $6,419,000, $5,936,000, and $5,279,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized and expensed when the related event takes place. At December 31, 2008 and 2007, approximately $1,553,000 and $1,336,000, respectively, of these costs are included in other prepaid expenses on the consolidated balance sheets.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. See Note 12 - Income Taxes for more information.

Comprehensive (Loss) Income

Total comprehensive (loss) income includes net (loss) income, net change in derivative transactions (net of related deferred taxes) and foreign currency translation adjustments. There were no other components of comprehensive (loss) income other than net income during the year ended December 31, 2006.

The Company’s foreign operations use their respective local currency as their functional currency. In accordance with FASB Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operation items are translated at the average exchange rates for the period.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

2.

Summary of Significant Accounting Policies (continued)

The impact of currency fluctuation is included in accumulated other comprehensive (loss) income on the consolidated balance sheets and was approximately $3,378,000 and $163,000, at December 31, 2008 and 2007, respectively. The impact of net changes in derivative instruments included in other comprehensive (loss) income on the consolidated balance sheets was approximately $1,456,000, net of deferred taxes, at December 31, 2008.  See Interest Rate Swap Agreements below and Note 8 - Interest Rate Swap Agreements for further information.

Total comprehensive (loss) income is stated on the face of the Company’s Statement of Changes in Stockholders’ Equity.

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan facility and term loan approximate fair value as the interest rates are tied to a quoted variable index. Derivative financial instruments (interest rate swap agreements) are recorded at fair value based on available quotations provided by a recognized dealer in such hedging agreements.

On January 1, 2008, the Company adopted FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In the year ended December 31, 2008, the Company’s only financial asset/liability required to be measured on a recurring basis was its interest rate swap agreements. See Note 8 - Interest Rate Swap Agreements and Note 9 – Fair Value Measurements for relevant disclosures.

Interest Rate Swap Agreements

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FASB Statement No. 133(R)) requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting.

The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges is to reduce the exposure to adverse fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2008, approximately 53% of the Company’s variable rate debt had its interest payments designated as the hedged forecasted transactions. The Company has formally documented the hedging relationships and accounts for these derivatives as cash flow hedges. Gains or losses resulting from changes in the fair value of these agreements are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. Any ineffectiveness would be recorded directly to earnings.

The Company has elected to early adopt FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 in conjunction with its only derivatives and hedging activities, interest rate swap agreements. See Note 8 - Interest Rate Swap Agreements for full disclosures of interest rate swap agreements entered into in 2008.

Reclassifications

Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. The intent of FASB Staff Position No. 142-3 is to

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

2.

Summary of Significant Accounting Policies (continued)

improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) , Business Combinations (FASB 141R) and other U.S. generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will implement FASB Staff Position No. 142-3 on January 1, 2009. The Company expects that FASB Staff Position No. 142-3 could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date for nonfinancial assets and nonfinancial liabilities included in FASB Statement No. 157, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company does not expect the deferred portion of the adoption to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB 141R, which replaces FASB Statement No. 141, Business Combinations. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Among other things, FASB 141R requires the expensing of direct transaction costs, including deal costs and restructuring costs as incurred. In addition, contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. The statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FASB 141R could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

3.

Goodwill and Other Identifiable Intangible Assets

As of December 31, 2008 and 2007, the Company had the following acquired intangible assets:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Databases	$14,268,522	$12,166,806	$2,101,716	$13,268,510	$11,788,255	$1,480,255
Customer relations	34,828,432	5,814,065	29,014,367	17,841,001	4,118,707	13,722,294
Non-compete agreements	4,153,000	2,810,000	1,343,000	3,153,000	2,359,917	793,083
Trademark	340,000	330,556	9,444	340,000	103,889	236,111
	$53,589,954	$21,121,427	$32,468,527	$34,602,511	$18,370,768	$16,231,743
Intangible assets not subject to amortization:
Goodwill	$124,490,569	$1,892,844	$122,597,725	$346,736,509	$20,617,670	$326,118,839
Trademarks	65,835,076	1,401,169	64,433,907	20,317,687	1,401,169	18,916,518
	$190,325,645	$3,294,013	$187,031,632	$367,054,196	$22,018,839	$345,035,357

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

3.

Goodwill and Other Identifiable Intangible Assets (continued)

Estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2009	$4,000,000
2010	3,858,000
2011	3,472,000
2012	3,220,000
2013	3,069,000
Thereafter	14,850,000
$32,469,000

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Segment	Physician Staffing Segment	Clinical Trials Services Segment	Other Human Capital Management Services Segment	Total
Balance as of December 31, 2007	$257,667,352	$––	$49,144,425	$19,307,062	$326,118,839
Acquisition of MDA	1,173,859	24,666,270	––	––	25,840,129
Earnout payment for Assent Consulting	––	––	4,551,715	––	4,551,715
Earnout payment for Metropolitan Research	––	––	6,436,000	––	6,436,000
Earnout payment and net working capital adjustment for AKOS	––	––	2,507,134	––	2,507,134
Impairment charge	(241,000,000)	––	––	––	(241,000,000)
Currency translation adjustment for AKOS	––	––	(1,856,092)	––	(1,856,092)
Balance as of December 31, 2008	$17,841,211	$24,666,270	$60,783,182	$19,307,062	$122,597,725

Impairment of Goodwill and Other Intangible Assets

In accordance with FASB Statement No. 142, during the fourth quarter of 2008, the Company determined that the fair value of the goodwill related to its nurse and allied staffing reporting unit was lower than its carrying value. See Note 2 - Summary of Significant Accounting Policies. The decrease in value results from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that rapidly deteriorated during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (see Note 1 – Organization and Basis of Presentation), and subsequent nurse staffing acquisitions made through 2003. A non-cash pretax charge of approximately $241,000,000 was recorded to reduce the carrying value of goodwill to its estimated fair value. This charge is included in impairment charges on the consolidated statements of operations.

During the fourth quarter of 2008, in accordance with FASB Statement No. 144, the Company conducted an assessment of a particular customer relationship in its clinical trials services segment due to a change in circumstance that indicated the carrying amount of this intangible asset may not be recoverable.  The relationship with this customer remains in good standing; however, the customer has begun to use offshore staffing to meet some of its needs and will not be renewing one of its contracts due to expire in the first quarter of 2009. The expiration of this particular contract has impacted the projected revenue stream utilized in assessing the value of this intangible asset. The Company does have other ongoing contracts with this customer that are expected to continue to generate business, but they are not significant or sufficient enough to replace the revenue stream that will be ending in the first quarter of 2009. In addition, the Company was unable to estimate any significant revenue stream in order to properly calculate an estimated fair value of this relationship.  Based on these circumstances, the Company recorded a pre-tax non-cash impairment charge which represented the entire carrying value of this customer relationship of approximately $3,094,000. This charge is also included in impairment charges on the consolidated statement of operations for the year ended December 31, 2008.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

4.

Acquisitions

MDA Holdings, Inc.

On September 9, 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). The Company paid $115,870,000 in cash at closing, which included $3,554,000 as an estimated net working capital adjustment which was subject to final adjustments. Of the cash paid at closing, approximately $8,690,000 was being held in escrow to cover any post-closing liabilities (Indemnification Escrow) and $250,000 was being held in escrow to cover any net working capital adjustments (Net Working Capital Escrow). During the fourth quarter of 2008, approximately $1,590,000 of the Indemnification Escrow was released to the Company and recorded to goodwill as a reduction in purchase price. Also during the fourth quarter of 2008, the Company finalized the net working capital adjustment and calculated an additional payment to the sellers of approximately $100,000 which was paid and included in goodwill as additional purchase price. In connection with this net working capital adjustment, the entire Net Working Capital Escrow of $250,000 was also released to the sellers. Additionally, a post-closing adjustment to the purchase price of approximately $302,000 was paid to the sellers in the fourth quarter of 2008 and included in goodwill as additional purchase price.

The transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. If the earnout payments are made, they will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. In the second quarter of 2009, the Company expects to pay an earnout related to the 2008 performance, which amount has not been finalized at the date of this filing.

The Company’s senior secured revolving credit facility was amended and restated in connection with the acquisition of MDA. The $200,000,000 Credit Agreement, dated as of November 10, 2005 and Amended and Restated as of September 9, 2008 (the Credit Agreement) kept in place an existing $75,000,000 revolving loan facility and provided for a 5-year $125,000,000 term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce borrowings under its revolving loan facility. See Note 7- Long-term Debt for more information.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a provider of locum tenens staffing solutions through its independent contract physicians. In addition, MDA has an in-house Credentials Verification Organization that is certified by the National Committee for Quality Assurance (NCQA). The NCQA verifies critical credentials prior to physician assignments. It also offers its physicians occurrence-based malpractice coverage. See Note 2 – Reserves for Claims for additional information. The Company acquired MDA to solidify its position as a national provider of healthcare staffing solutions. The Company expects to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses who represent a cost center. The Company is also able to offer a more comprehensive suite of services to its healthcare clients and recognizes there may be some potential synergies with its physician search business.

The acquisition has been accounted for in accordance with FASB Statement No. 141, using the purchase method. The results of MDA’s operations have been included in the consolidated statements of operations since September 1, 2008, the agreed upon accounting date of the acquisition. MDA’s allied staffing services have been combined with the Company’s nurse and allied staffing business segment. MDA’s physician staffing services have been reported as a new business segment for the Company, Physician Staffing, in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

4.

Acquisitions (continued)

The estimates of assets acquired and liabilities assumed were revised, during the fourth quarter of 2008, based on final financial statements and the final independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed.

Current assets:
Cash	$3,550,000
Restricted cash	5,000,000
Accounts receivable, net	22,463,000
Other current assets	2,302,000
Total current assets	33,315,000
Property and equipment	4,304,000
Trademarks	46,000,000
Goodwill	26,419,000
Other identifiable intangible assets	23,100,000
Total assets acquired	133,138,000

Current liabilities:
Accounts payable and accrued expenses	5,735,000
Accrued employee compensation and benefits	11,533,000

Total liabilities assumed	17,268,000

Net assets acquired	$115,870,000

Based on the final independent third-party appraisal, the Company assigned the following values to intangible assets: $46,000,000 to trademarks with an indefinite life and not subject to amortization, $21,000,000 for customer relations with a useful life of 12 years, $1,100,000 to database with a useful life of 9 years, and $1,000,000 to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26,419,000 and was recorded as goodwill, which is expected to be deductible for tax purposes Additional acquisition costs of approximately $610,000 were incurred during the year ended December 31, 2008, and are included as goodwill on the consolidated balance sheet.

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the MDA acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangible assets, deduction of net expenses related to the previous Employee Stock Ownership Plan of MDA, incremental interest expense and related income tax effects.

	Year Ended December 31,
	2008	2007
	(unaudited, amounts in thousands)
Revenue from services	$849,780	$876,294
Net (loss) income	(141,654)	26,394
Net (loss) income per common share – basic	$(4.60)	$0.83
Net (loss) income per common share – diluted	$(4.57)	$0.81

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

4.

Acquisitions (continued)

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for approximately $19,573,000 in cash paid at closing, including $1,000,000 which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment of approximately $490,000 that was settled with a payment to the Company in the fourth quarter of 2007. This transaction also included an earnout provision up to a maximum of $4,900,000 based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the year ended December 31, 2008, the Company paid $4,552,000 related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2,000,000 of the payment was being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone was not achieved. Based on 2008 performance, the full amount was released in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. In addition, in the first quarter of 2009, the escrow of $1.0 million was released to the sellers. The Company financed this acquisition using its revolving loan facility.

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

The acquisition has been accounted for using the purchase method and is included in the clinical trials services business segment. The results of Assent’s operations have been included in the consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and an independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets:
Cash	$644,000
Accounts receivable, net	1,951,000
Other current assets	29,000
Total current assets	2,624,000
Property and equipment	63,000
Goodwill	11,580,000
Trademarks	340,000
Other identifiable intangible assets	6,040,000
Total assets acquired	20,647,000
Current liabilities:
Accounts payable and accrued expenses	769,000
Accrued employee compensation and benefits	305,000
Total liabilities assumed	1,074,000
Net assets acquired	$19,573,000

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

4.

Acquisitions (continued)

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

The consideration for this acquisition equated to approximately $8,867,000 in cash paid at closing, which included approximately $992,000 for the additional payment and $763,000 which was held in escrow to cover any post-closing liabilities. The post-closing working capital adjustment equated to approximately $349,000. The Company financed this transaction using its revolving loan facility.

The potential earnout payments are based on 2007 and 2008 performance, as defined by the share purchase agreement and would be recorded in U.S. dollars using the exchange rate at the time of payment. This contingent consideration is not related to the sellers’ employment. In 2008, the Company paid £1,054,000 (approximately $2,111,000) related to the 2007 performance. In the first quarter of 2009, the Company expects to pay approximately £500,000 related to the 2008 performance. The payments have been or will be allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

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

The acquisition has been accounted for using the purchase method and is included in the clinical trials services segment. The results of AKOS’ operations have been included in the consolidated statements of operations since the date of acquisition, in accordance with FASB Statement No. 141. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and an independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

4.

Acquisitions (continued)

Based on an independent third-party appraisal, the Company assigned $1,707,000 to trademarks with an indefinite life and not subject to amortization. In addition, the Company assigned $2,581,000 to total other identifiable intangible assets subject to amortization, as follows: $2,213,000 was assigned to customer relations with a useful life of 8.6 years, and $368,000 was assigned to other intangibles with an estimated useful life of 6 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is not deductible locally for tax purposes. Additional direct acquisition costs of approximately $373,000 were incurred during the year ended December 31, 2007 and are included as goodwill in the consolidated balance sheets.

Metropolitan Research

On August 31, 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for a purchase price of approximately $18,600,000. The consideration for this acquisition was approximately $16,100,000 in cash paid at closing. The remaining approximate $2,500,000 of the purchase price was paid during the fourth quarter of 2006 as the associated milestones defined by the asset purchase agreement were reached. These payments were allocated to goodwill as additional purchase price. The Company financed this transaction using its revolving loan facility. During the year ended December 31, 2007, a post-closing adjustment of approximately $510,000, which included a net working capital adjustment, was paid and allocated to goodwill.

The asset purchase agreement also provided for a potential earnout payment of up to a maximum of $6,436,000 based on 2006 and 2007 performance, as defined. During the year ended December 31, 2008, the Company paid the entire $6,436,000 satisfying all earnout payments. This contingent consideration was not related to the sellers’ employment and was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141.

5.

Property and Equipment

At December 31, 2008 and 2007, property and equipment consist of the following:

		December 31,
	Useful Lives	2008	2007
Computer equipment	3-5 years	$11,358,404	$9,267,318
Computer software	3-5 years	37,551,372	30,880,711
Office equipment	5-7 years	3,875,451	3,692,390
Furniture and fixtures	5-7 years	3,495,817	3,268,976
Leasehold improvements	(a)	2,955,750	2,472,210
		59,236,794	49,581,605
Less accumulated depreciation and amortization		(33,252,084)	(26,121,575)
		$25,984,710	$23,460,030

———————

(a)

See Note 2 – Summary of Significant Accounting Policies.

6.

Accrued Compensation and Benefits

At December 31, 2008 and 2007, accrued compensation and benefits consist of the following:

	December 31,
	2008	2007
Salaries and payroll taxes	$8,730,101	$13,451,314
Bonuses	4,160,245	4,897,946
Accrual for workers’ compensation claims	2,446,313	2,608,767
Accrual for health care benefits	2,027,380	1,921,190
Accrual for professional liability insurance	2,040,764	1,550,148
Accrual for vacation	1,928,711	1,672,848
	$21,333,514	$26,102,213

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

6.

Accrued Compensation and Benefits (continued)

Workers’ compensation and professional liability amounts are also included in the following accounts, as follows:

	December 31,
	2008	2007
Insurance recoveries receivable:
Insurance recovery for workers' compensation	$312,573	$346,932
Insurance recovery for professional liability	138,000	82,000
	$450,573	$428,932
Other long-term assets:
Insurance recovery for workers' compensation - long-term	$362,602	$396,680
Insurance recovery for professional liability - long-term	881,738	620,354
	$1,244,340	$1,017,034
Other long-term liabilities:
Unrecognized tax benefits - long-term	$1,831,937	$1,751,675
Accrual for workers' compensation claims - long-term	2,837,862	2,982,846
Accrual for professional liability insurance - long-term	11,237,752	5,795,206
	$15,907,551	$10,529,727

7.

Long-term Debt

At December 31, 2008 and 2007, long-term debt consists of the following:

	December 31,
	2008	2007
Term loan, interest at 4.33%	$123,437,500	$—
Revolving Loan Facility, weighted average interest rate of 2.97% and 6.81% at December 31, 2008 and 2007, respectively	7,500,000	38,000,000
Capital lease obligations	2,142,996	1,451,474
	133,080,496	39,451,474
Less current portion	(15,825,642)	(5,066,757)
	$117,254,854	$34,384,717

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75,000,000 revolving loan facility, maturing in November 2010, and provides for a 5 year $125,000,000 term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The revolving loan facility and term loan bear interest at a rate of, at the Company’s option, either: (i) London Interbank Offered Rate (“LIBOR”) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin.

The Credit Agreement was also amended for customary covenants for similar leveraged deals such as: 1) requiring the Company to hedge at least 40% of its floating rate exposure for 2 years; and 2) adding a mandatory prepayment provision from Excess Cash as defined by the Credit Agreement. In addition, pursuant to the provisions of the Credit Agreement, in October 2008, the Company entered into interest rate swap agreements to effectively fix the interest on $70,000,000 of its term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

The $75,000,000 revolving loan facility has a $10,000,000 sublimit for the issuance of Swingline Loans (as defined by the Credit Agreement) and a $35,000,000 sublimit for the issuance of standby letters of credit. Swingline Loans and letters of credit issued under this facility reduce the revolving loan facility on a dollar for dollar basis. The revolving loan facility is

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

7.

Long-term Debt (continued)

being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility.

As of December 31, 2008, interest on the credit facility was based on LIBOR plus a margin of 2.50% or Base Rate plus a margin of 1.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2008, was 0.50%. As of December 31, 2008, the Company had $3,340,000 of standby letters of credit outstanding under this facility, leaving $64,160,000 available for borrowing under the revolving loan facility. In addition, the Company has a $5,000,000 letter of credit outstanding outside the Credit Agreement relating to MDA’s Captive. See Note 2- Summary of Significant Accounting Policies -Reserves for Claims.

The provisions of the revolving loan portion generally allow the Company to borrow, repay and re-borrow debt for an uninterrupted period until the maturity date of the credit facility which extended beyond one year from the balance sheet date. Borrowings under the facility are generally not callable unless an event of default exists, and there are no subjective acceleration clauses. Accordingly, as per the provisions of FASB Statement No. 6, Classification of Short-term Obligations Expected to Be Refinanced, $33,500,000 of borrowings under this facility is classified as long-term as of December 31, 2007. Short-term borrowings under this facility consist of borrowings that the Company intends to or has repaid as of the date of the issuance of these consolidated financial statements.

In addition to the above mentioned terms, the terms of the Credit Agreement include customary covenants and events of default. As of December 31, 2008, the Company was in compliance with the financial covenants and other covenants contained in the agreement. Specifically, the table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of December 31, 2008.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	2.08 to 1.00
Minimum Interest Coverage Ratio	5.00 to 1.00	7.30 to 1.00
Maximum Capital Expenditures for 2008 (b)	$21.7 million	$4.7 million

———————

(a)

The limitation on the Company’s Leverage Ratio changes as of September 30, 2009 where it remains throughout the term of the Credit Agreement. At that time the Company’s Leverage Ratio must not be greater than 2.50 to 1.00.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15,000,000, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

The agreement includes a mandatory prepayment provision, which requires the Company to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of debt or equity. The dividends and distribution covenant limits the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock. The Credit Agreement provides for an amount allowed for stock repurchases/dividends. The limitation increases each year by 25% of net income provided that the Company’s Debt/EBITDA ratio (as defined in the Credit Agreement) is less than 2.00 to 1.00 and it has $15,000,000 in cash or available cash under the revolving loan facility. The Company’s net loss for the year ended December 31, 2008, has had the effect of eliminating the allowable amount. The Company is also required to obtain the consent of its lenders to complete any acquisition which exceeds $25,000,000 (excluding the MDA acquisition) or would cause the Company to exceed $125,000,000 (excluding the MDA acquisition) in aggregate payments during the term of the agreement. The commitments under the Credit Agreement are secured by substantially all of the Company’s assets.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2008, the Company’s capital lease obligations are shown in the preceding table and mature serially through December 31 as follows: 2009 - $1,294,392; 2010 - $845,599; and 2011 - $3,005.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

7.

Long-term Debt (continued)

As of December 31, 2008, the aggregate scheduled maturities of term debt are as follows:

Through Year Ending December 31:
2009	$7,031,250
2010	10,156,250
2011	15,625,000
2012	36,718,750
2013	53,906,250
$123,437,500

Subsequent to December 31, 2008, the Company repaid $7,500,000 on its revolving loan facility. However, the Company is able to reborrow that amount through November 10, 2010. In addition, the Company made an optional prepayment of $6,000,000 of its borrowings under the term loan portion of its senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

8.

Interest Rate Swap Agreements

Pursuant to the provisions of the Credit Agreement and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable interest rate exposure in an aggregate amount of at least 40% of its $125,000,000 term loan facility, or $50,000,000 for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements require the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50,000,000 and a fixed rate of 2.75% on $20,000,000), and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. The interest rate swaps effectively fix the interest on $70,000,000 of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in overall cash flows (i.e. changes in interest payments) attributable to fluctuations in the risk-free LIBOR rates on the Company’s variable-rate debt. The Company considers the interest rate swaps to be cash flow hedges and eligible for hedge accounting. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income.

As of December 31, 2008, the fair value of the interest rate swap agreements was approximately $(2,382,000) and was recorded as a liability on the consolidated balance sheet with an offset to other comprehensive income. A deferred tax benefit was also recorded to other comprehensive (loss) income, leaving a balance of approximately $1,456,000 in other comprehensive income related to these swap agreements. The Company expects that approximately $923,000 of the net estimated pretax fair value recorded in other comprehensive (loss) income will be reclassified to interest expense over the next twelve months coinciding with interest payments on the underlying term loan portion that is hedged. Interest rate swap payments are included in net cash provided by operating activities on the Company’s consolidated statement of cash flows.

9.

Fair Value Measurements

FASB Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

9.

Fair Value Measurements (continued)

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In the year ended December 31, 2008, the Company’s only financial asset/liability required to be measured on a recurring basis was the interest rate swap agreements. See Note 2 - Summary of Significant Accounting Policies. The Company utilizes Level 2 inputs to value the interest rate swap agreements. In addition, FASB Statement No. 157 states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness will be considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of December 31, 2008, both counterparties are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on the fair value of our interest rate swap agreements.

The table below summarizes the estimated fair values of the Company’s financial liabilities measured on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swaps	$––	$2,382,000	$––
	$––	$2,382,000	$––

10.

Employee Benefit Plans

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. Eligible MDA employees were covered under this plan as of October 1, 2008. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant’s elective deferral, which the Company, at its sole discretion, determines from year to year. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan approximated $2,666,000, $2,766,000 and $2,627,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Certain MedStaff employees are covered under a separate benefit plan. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan documents. Eligible employees who elected to participate in the plan are generally fully vested in any matching contribution after six years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $46,000, $27,000 and $78,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other current liabilities and approximated $1,094,000 and $1,131,000 at December 31, 2008 and 2007, respectively.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

11.

Commitments and Contingencies

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments, as of December 31, 2008, associated with these agreements with terms of one year or more are approximately as follows:

Through Year Ending December 31:
2009	$6,992,000
2010	6,165,000
2011	5,829,000
2012	5,507,000
2013	4,761,000
Thereafter	9,373,000
$38,627,000

Total operating lease expense from continuing operations included in selling, general and administrative expenses was approximately $7,885,000, $7,310,000 and $6,099,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Contingencies:

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit relates to only MedStaff corporate employees working in California. The claims alleged under this lawsuit are generally similar in nature to those brought by Darrelyn Renee Henry in a lawsuit against the Company, which was dismissed (Darrelyn Renee Henry vs. MedStaff, Inc., et. al.).

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff, Inc. filed a Motion to Decertify the class which was denied on December 19, 2008. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

Cossack, et. al. v. Cross Country TravCorps and Cross Country Nurses, Inc.

During the year ended December 31, 2007, the Company paid $6,704,392 to settle the California wage and hour class action lawsuit filed against a subsidiary of the Company in Superior Court in Orange County, California, in August of 2003.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a material effect on the Company’s consolidated financial position or results of operations.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

12.

Income Taxes

The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
	2008	2007	2006
Continuing operations:
Current
Federal	$4,883,160	$2,628,622	$2,398,737
State	1,541,492	258,504	646,642
Foreign	575,177	524,556	61,557
	6,999,829	3,411,682	3,106,936
Deferred	(68,223,408)	11,347,518	7,038,932
	(61,223,579)	14,759,200	10,145,868
Discontinued operations-current
Tax benefit on loss from discontinued operations	—	—	(4,299)

Discontinued operations-deferred
Tax expense from discontinued operations	—	—	141,040
	—	—	136,741
	$(61,223,579)	$14,759,200	$10,282,609

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Current deferred tax assets:
Accrued other and prepaid expenses	$4,006,062	$3,163,992
Accrued professional liability	188,297	560,145
Allowance for doubtful accounts	1,791,125	1,676,712
Impairment charges	5,195,666	—
Other	452,417	771,284
Gross deferred tax assets	11,633,567	6,172,133
Valuation allowance	(346,441)	(302,772)
Deferred tax assets	11,287,126	5,869,361

Non-current deferred tax (liabilities) and assets:
Amortization	(52,499,218)	(45,256,147)
Depreciation	(5,040,910)	(5,061,766)
Identifiable intangibles	(3,201,513)	(3,465,175)
Noncurrent deferred tax assets	3,452,944	3,529,833
Impairment charges	72,734,484	—
State net operating loss carryforwards	1,955,323	1,229,417
Gross deferred tax assets (liabilities)	17,401,110	(49,023,838)
Valuation allowance	(2,336,512)	(220,189)
Deferred tax assets (liabilities)	15,064,598	(49,244,027)
Net deferred taxes	$26,351,724	$(43,374,666)

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

12.

Income Taxes (continued)

FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2008 and 2007, respectively, the Company had deferred tax assets of approximately $1,955,000 and $1,229,000 related to state net operating loss carryforwards. The state carry forwards will expire between 2009 and 2027. A valuation allowance for the state net operating losses has been recorded at December 31, 2008 and 2007, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. As of December 31, 2008, the Company has deferred tax assets of approximately $77,930,000 related to goodwill impairment. The Company has recorded a valuation allowance based upon the uncertainty of the realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2008	2007
Tax at U.S. statutory rate	$(72,715,908)	$12,704,282
State taxes, net of federal benefit	(5,147,143)	881,449
Non-deductible meals and entertainment	849,734	60,742
Non-deductible other	32,638	35,100
Foreign tax expense	575,177	654,958
Valuation allowances	2,159,993	202,912
Nondeductible goodwill impairment	14,123,967	—
Other	(1,102,037)	219,757
Total income tax (benefit) expense	$(61,223,579)	$14,759,200

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $1,734,000 increase in the liability for unrecognized tax benefits of which, $732,000 was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$2,606,000
Additions based on tax positions related to the current year	1,051,000
Settlements of tax positions related to prior years	(798,000)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(231,000)
Balance at December 31, 2008	$2,628,000

As of the date of adoption, the Company had approximately $1,330,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized. As of December 31, 2008 the Company had approximately $1,914,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the year, the Company had gross increases of $1,051,000 to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $1,029,000 to its unrecognized tax benefits related to both the closure of a certain federal tax controversies and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $515,000 and $672,000 for the payment of interest penalties at December 31, 2008 and 2007, respectively.

The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

13.

Stockholders’ Equity

Stock Repurchase Programs

On May 10, 2006, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to 1,500,000 shares of its common stock. This repurchase program was completed and on February 28, 2008, the Company’s Board of Directors authorized an additional stock repurchase program, whereby it may purchase up to an additional 1,500,000 shares of its common stock, subject to the terms of the Company’s credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion. The Company commenced repurchases under the February 2008 authorization during the first quarter of 2008 upon the completion of the May 2006 authorization.

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

During the year ended December 31, 2008, the Company repurchased and retired, under both the May 2006 and February 2008 programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10,775,000. During the year ended December 31, 2007, the Company repurchased and retired, under both the November 2002 and the May 2006 programs, a total of 704,498 shares at an average cost of $15.45 per share. The cost of such purchases was approximately $10,882,000. At December 31, 2008, the Company had 1,441,139 shares of common stock left remaining to repurchase under its February 2008 Authorization, subject to the constraints of the Company’s Credit Agreement. See Note 7- Long-term Debt.

Stock Options

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Plan (2007 Plan) was approved by its stockholders at its 2007 Annual Meeting of Stockholders, held in May of 2007. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and other stock-based awards, all as defined by the 2007 Plan, to eligible employees, consultants and non-employee Directors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2007 Plan or with respect to which awards may be granted may not exceed 1,500,000 shares, which may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company; provided, however, that 1,200,000 shares of this aggregate limit may be used for awards that are not “appreciation awards” (including restricted stock, performance shares or certain other stock-based awards). Due to the adoption of the 2007 Plan, no further grants will be issued under the Company’s 1999 Plans referred to below.

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors (the Committee), has the discretion to determine the terms of the awards at the time of the grant. Provided, however, that, in the case of stock options and stock appreciation rights (share options): 1) the exercise price per share of the award is not less than 100% (or, in the case of 10% or more stockholders, the exercise price of the incentive stock options (ISOs) granted may not be less than 110%) of the fair market value of the common stock at the time of the grant; and 2) the term of the award will be no more than 10 years after the date the option is granted (or, shall not exceed five years, in the case of a 10% or more stock holder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

During the year ended December 31, 2007, a total of 8,700 stock options, 170,500 stock appreciation rights and 92,775 shares of restricted stock were granted under the 2007 Plan to the Company’s Directors and management team. An additional 158,664 stock appreciation rights and 110,310 shares of restricted stock were granted to the Company’s Directors and management team during the year ended December 31, 2008. The stock appreciation rights can only be settled with stock. The awards granted vest over a 4 year period. Upon exercise, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

13.

Stockholders’ Equity (continued)

1999 Stock Option Plan and Equity Participation Plan

On December 16, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan and Equity Participation Plan (collectively, the 1999 Plans), which was amended and restated on October 25, 2001 and provided for the issuance of ISOs and non-qualified stock options to eligible employees and non-employee directors for the purchase of up to 4,398,001 shares of common stock. In the fourth quarter of 2005, all unvested and outstanding options as of December 31, 2005 were modified to accelerate vesting effective December 31, 2005.

Share option changes, under both plans, during the year ended December 31, 2008, were as follows:

	December 31, 2008
	Shares	Option Price	Weighted Average Exercise Price
Share options outstanding at beginning of year	2,363,983	$7.75-37.13	$14.83
Granted	158,664	$11.07-$13.02	$12.98
Canceled	(32,286)	$7.75-$26.15	$17.10
Exercised	(109,218)	$7.75-$15.50	$9.99
Share options outstanding at end of year	2,381,143	$7.75-$37.13	$14.90
Share options exercisable at end of year	2,088,458	$7.75-$37.13	$14.83

As of December 31, 2008, the Company had outstanding 2,345,086 share options that were fully vested or expected to vest at a weighted average exercise price of $14.89, aggregate intrinsic value of approximately $244,000, and weighted average contractual life of 2.7 years. As of December 31, 2008, 87.7% of share options outstanding, or 2,088,458 share options, were fully exercisable at a weighted average exercise price of $14.83, an aggregate intrinsic value of approximately $244,000 and a remaining contractual life of 2.2 years.

The following table represents information about stock options and stock appreciation rights granted and exercised in each year. During the years ended December 31, 2008, 2007 and 2006, the Company only issued options and stock appreciation rights at market price.

	Year Ended December 31,
	2008	2007	2006
Share option grants	158,664	187,000	27,650
Weighted average grant date fair value of options granted during the period	$6.38	$9.24	$9.26
Total intrinsic value of options exercised	$577,558	$1,606,538	$1,436,792

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	48.02	49.06	52.34
Risk-free interest rate	3.56%	4.27%	4.82%
Expected life	6 years	6 years	5 years

The expected life of the options is based on historical exercise behavior. The Company computes expected volatility using the historical volatility of the market price of the Company’s common stock.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

13.

Stockholders’ Equity (continued)

Restricted Stock

Restricted stock awards granted under the Company’s 2007 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. During the year ended December 31, 2008 and 2007, the Company issued 110,310 shares of restricted stock and 92,775 shares of restricted stock, respectively. The shares vest ratably over a four year period ending on the anniversary date of the grant. There is no partial vesting and any unvested portion is forfeited.

The following table summarizes restricted stock award activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2008	92,775	$18.26
Granted	110,310	$13.24
Vested	(23,201)	$18.26
Forfeited	––	––
Unvested restricted stock awards at December 31, 2008	179,884	$15.18

As of December 31, 2008, there was approximately $2,374,000 pretax total unrecognized compensation cost related to non-vested restricted stock awards which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 3.1 years.

Secondary Offerings

In November 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 11,403,455 shares of common stock held by three of its existing shareholders. No members of management registered shares pursuant to this registration statement. On April 14, 2005, the Company announced a public offering of 4,172,868 shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. Subsequently, on November 13, 2006, the Company announced a public offering of approximately 4,000,000 shares pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. However, the Company incurred all fees and expenses relating to the registration statement which were approximately $153,000 and are recorded as secondary offering costs in the consolidated statements of operations for the year ended December 31, 2006.

14.

Earnings Per Share

In accordance with the requirements of FASB Statement No. 128, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from the 2008, 2007 and 2006 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,665,690, 636,167, and 347,019 during the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, respectively, 182,253, 511,561 and 660,179 incremental shares of common stock were included in diluted weighted average shares outstanding.

15.

Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Pricing for the Company’s services is consistent with its other hospital customers. There are no contractual obligations with these hospitals. Revenue related to these transactions amounted to approximately $3,077,000, $3,896,000 and $4,656,000, in 2008, 2007 and 2006, respectively. Accounts receivable due from these hospitals at December 31, 2008 and 2007 were approximately $231,000 and $613,000, respectively.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

16.

Segment Information

The nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to primarily acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

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

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income (which is defined as (loss) income from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reported segment). The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. See Note 3 – Goodwill and Other Identifiable Intangible Assets. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation of such information to (loss) income from operations for the periods indicated are as follows:

	Year ended December 31,
	2008	2007	2006
Revenue from unaffiliated customers:
Nurse and allied staffing	$525,771,381	$576,779,440	$554,899,857
Physician staffing	56,558,079	—	—
Clinical trials services	99,128,952	90,613,046	53,347,791
Other human capital management services	52,788,259	50,879,983	46,904,283
	$734,246,671	$718,272,469	$655,151,931
Contribution income (a):
Nurse and allied staffing	$53,821,735	$54,941,170	$52,949,624
Physician staffing	5,710,995	—	—
Clinical trials services	15,300,776	14,425,052	6,927,662
Other human capital management services	7,444,039	7,609,281	9,048,367
	82,277,545	76,975,503	68,925,653

Unallocated corporate overhead	27,456,647	26,561,956	26,872,922
Depreciation	7,636,712	6,309,538	5,448,441
Amortization	3,165,797	2,051,311	1,570,005
Impairment charges	244,094,000	—	—
Legal settlement charge	—	33,654	6,704,392
Secondary offering costs	—	—	153,450
(Loss) income from operations	$(200,075,611)	$42,019,044	$28,176,443

———————

(a)

The Company defines contribution income as (loss) income from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance and is provided in accordance with FASB No. 131, Disclosure about Segments of an Enterprise and Related Information.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

17.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter (b)
2008
Revenue from services	$179,251,306	$170,950,829	$178,133,832	$205,910,704
Gross profit	$45,177,234	$45,639,904	$47,437,381	$54,332,376

Net income (loss)	$5,850,488	$6,370,077	$6,171,128	$(161,336,306)
Net income (loss) per common share:
Net income (loss) – basic	$0.19	$0.21	$0.20	$(5.24)
Net income (loss) –diluted	$0.19	$0.21	$0.20	$(5.22)

	First Quarter	Second Quarter (c)	Third Quarter(d)	Fourth Quarter
2007
Revenue from services	$176,092,899	$175,339,421	$185,124,029	$181,716,120
Gross profit	$40,488,529	$41,604,110	$45,857,977	$46,713,690

Net income	$4,802,204	$5,460,881	$7,049,107	$7,267,317
Net income per common share:
Net income– basic	$0.15	$0.17	$0.22	$0.23
Net income– diluted	$0.15	$0.17	$0.22	$0.23

———————

(a)

During the third quarter of 2008, the Company completed its acquisition of MDA Holdings, Inc. Refer to discussion in Note 4 – Acquisitions.

(b)

During the fourth quarter of 2008, the Company recorded impairment charges of $244,094,000. As a result of its annual goodwill impairment analysis, the Company recorded $241,000,000 as goodwill impairment related to its nurse and allied staffing business segment. In addition, the Company recorded a $3,094,000 impairment charge related to a specific customer relationship in its clinical trials services business segment. Refer to discussion in Note 3 – Goodwill and Other Identifiable Intangible Assets.

(c)

During the second quarter of 2007, the Company completed its acquisition of AKOS Limited. Refer to discussion in Note 4 – Acquisitions.

(d)

During the third quarter of 2007, the Company completed its acquisition of Assent Consulting. Refer to discussion in Note 4 – Acquisitions.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Other Changes		Balance at End of Period
Year ended December 31, 2008	$5,585,286	$ 950,711	$(1,072,319)	$ 40,944	$904,150	(a)	$6,408,772
Year ended December 31, 2007	4,373,799	1,558,626	(472,690)	60,596	64,955	(b)	5,585,286
Year ended December 31, 2006	4,206,162	459,368	(519,245)	137,514	90,000	(c)	4,373,799

———————

(a)

Includes the allowance for doubtful accounts on receivables acquired in the MDA acquisition.

(b)

Includes the allowance for doubtful accounts on receivables acquired in the AKOS and Assent acquisitions.

(c)

Includes the allowance for doubtful accounts on receivables acquired in the Metropolitan Research acquisition.

II-1