Form 10-Q
period 2009-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2009-05-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had outstanding 30,774,868 shares of Common Stock, par value $0.0001 per share, as of April 30, 2009.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

March 31, 2009

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

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.      Controls and Procedures

22

PART II. – OTHER INFORMATION

23

Item 1.      Legal Proceedings

23

Item 1A.   Risk Factors

23

Item 6.      Exhibits

23

Signatures

24

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$19,087	$10,173
Restricted cash	5,000	5,000
Accounts receivable, net	104,534	117,794
Deferred tax assets	11,583	11,287
Income taxes receivable	—	977
Other current assets	15,690	16,149
Total current assets	155,894	161,380
Property and equipment, net	24,582	25,985
Trademarks, net	64,411	64,443
Goodwill, net	122,533	122,598
Other identifiable intangible assets, net	31,418	32,459
Debt issuance costs, net	2,444	2,676
Non current deferred tax assets	14,986	15,065
Other long-term assets	1,773	1,244
Total assets	$418,041	$425,850

Current liabilities:
Accounts payable and accrued expenses	$11,813	$12,440
Accrued employee compensation and benefits	25,694	21,334
Current portion of long-term debt	8,177	15,826
Income taxes payable	761	—
Other current liabilities	6,853	6,682
Total current liabilities	53,298	56,282

Long-term debt	109,266	117,255
Interest rate swaps	2,289	2,382
Other long-term liabilities	15,979	15,908
Total liabilities	180,832	191,827

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	237,696	237,372
Other stockholders' equity	(490)	(3,352)
Total stockholders' equity	237,209	234,023
Total liabilities and stockholders' equity	$418,041	$425,850

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Revenue from services	$175,417	$179,251
Operating expenses:
Direct operating expenses	130,358	134,074
Selling, general and administrative expenses	34,664	32,165
Bad debt expense	(95)	484
Depreciation	2,305	1,786
Amortization	1,023	673
Total operating expenses	168,255	169,182
Income from operations	7,162	10,069
Other expenses:
Foreign exchange loss (gain)	(73)	(6)
Interest expense, net	1,701	639
Income before income taxes	5,534	9,436
Income tax expense	2,498	3,586
Net income	$3,036	$5,850
Net income per common share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19

Weighted average common shares outstanding:
Basic	30,775	31,149
Diluted	30,934	31,333

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net income	$3,036	$5,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,305	1,786
Amortization	1,023	673
Bad debt expense	(95)	484
Deferred income tax expense	(119)	103
Other noncash charges	765	237
Changes in operating assets and liabilities:
Accounts receivable	13,238	680
Other current assets	450	(728)
Income taxes	1,578	2,491
Accounts payable and accrued expenses	3,368	(905)
Other current liabilities	26	664
Net cash provided by operating activities	25,575	11,335

Investing activities
Acquisition related payments	(25)	(8,630)
Purchases of property and equipment	(974)	(806)
Net cash used in investing activities	(999)	(9,436)

Financing activities
Repayment of debt	(17,137)	(35,680)
Proceeds from issuance of debt	1,500	38,369
Exercise of stock options	—	22
Stock repurchase and retirement	—	(10,111)
Tax benefit of stock option exercises	—	3
Net cash used in financing activities	(15,637)	(7,397)

Effect of exchange rate changes on cash	(25)	(43)

Change in cash and cash equivalents	8,914	(5,541)
Cash and cash equivalents at beginning of period	10,173	9,066
Cash and cash equivalents at end of period	$19,087	$3,525

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Typically, in the first quarter of the fiscal year, the Company’s results are negatively impacted by the reset of payroll taxes.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2008, condensed consolidated balance sheet included herein was derived from the December 31, 2008 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.

COMPREHENSIVE INCOME

Total comprehensive income was $2.9 million and $5.8 million for the three month periods ended March 31, 2009 and 2008, respectively. Total comprehensive income includes net income, net change in derivative transactions, unrealized gain on marketable securities available for sale and foreign currency translation adjustments.

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in other stockholders’ equity in the accompanying condensed consolidated balance sheets and was $(3.7) million and $(3.4) million at March 31, 2009 and December 31, 2008, respectively.

The impact of net unrealized losses on hedging transactions, related to our interest rate swap agreements, is included in other stockholder’ equity in the accompanying condensed consolidated balance sheets and was approximately $(1.4) million and $(1.5) million, net of deferred taxes, at March 31, 2009 and December 31, 2008, respectively.

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

4.

ACQUISITIONS

MDA Holdings, Inc.

On September 9, 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). The Company paid $115.9 million in cash at closing, which included $3.6 million as an estimated net working capital adjustment which was subject to final adjustments. Of the cash paid at closing, approximately $8.7 million was being held in escrow to cover any post-closing liabilities (Indemnification Escrow) and $0.3 million was being held in escrow to cover any net working capital adjustments (Net Working Capital Escrow). During the fourth quarter of 2008, approximately $1.6 million of the Indemnification Escrow was released to the Company and recorded to goodwill as a reduction in purchase price. Also during the fourth quarter of 2008, the Company finalized the net working capital adjustment and calculated an additional payment to the sellers of approximately $0.1 million which was paid and included in goodwill as additional purchase price. In connection with this net working capital adjustment, the entire Net Working Capital Escrow of $0.3 million was also released to the sellers. Additionally, a post-closing adjustment to the purchase price of approximately $0.3 million was paid to the sellers in the fourth quarter of 2008 and included in goodwill as additional purchase price.

This transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. Any earnout payments are allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations. In the second quarter of 2009, the Company paid $6.7 million, related to the 2008 performance.

The Company’s senior secured revolving credit facility was amended and restated as of September 9, 2008 (the Credit Agreement) to keep in place an existing $75.0 million revolving credit facility and provide for a 5-year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the MDA acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce borrowings under the Company’s revolving credit agreement.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a provider of locum tenens staffing solutions through its independent contract physicians. MDA has an in-house NCQA-certified Credentials Verification Organization which verifies critical credentials prior to physician assignments. It also offers its physicians occurrence-based malpractice coverage. The Company acquired MDA to solidify its position as a national provider of healthcare staffing solutions. The Company expects to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses who represent a cost center. The Company is also able to offer a more comprehensive suite of services for its healthcare clients and recognizes there may be some potential synergies with its physician search business.

The acquisition has been accounted for in accordance with FASB Statement No. 141, using the purchase method. The results of MDA’s operations have been included in the condensed consolidated statements of income since September 1, 2008, the agreed upon accounting date of the acquisition. MDA’s allied staffing services have been combined with the Company’s nurse and allied staffing business segment. MDA’s physician staffing services have been reported as a new business segment for the Company, titled Physician Staffing, in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, utilizing unaudited financial statements and an independent third-party appraisal. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition.

(Amounts in thousands)

Current assets:
Cash	$3,550
Restricted cash	5,000
Accounts receivable, net	22,463
Other current assets	2,302
Total current assets	33,315
Property and equipment	4,304
Trademarks	46,000
Goodwill	26,419
Other identifiable intangible assets	23,100
Total assets acquired	133,138

Current liabilities:
Accounts payable and accrued expenses	5,735
Accrued employee compensation and benefits	11,533

Total liabilities assumed	17,268

Net assets acquired	$115,870

Based on a final independent third-party appraisal, the Company assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of 12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs of approximately $0.6 million are included as goodwill on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008.

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment of approximately $0.5 million that was settled with a payment to the Company in the fourth quarter of 2007. This transaction also included an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In April 2008, the Company paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2.0 million of the payment was being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone was not achieved. Based on 2008 performance, the full amount was released to the sellers in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. In addition, in the first quarter of 2009, the escrow of $1.0 million was released to the sellers.

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

The consideration for this acquisition equated to $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million held in escrow to cover any post-closing liabilities. The post-closing net working capital adjustment paid by the Company equated to approximately $0.3 million.

The potential earnout payments were based on 2007 and 2008 performance, as defined by the share purchase agreement and consideration was not related to the sellers’ employment. In the first quarter of 2008, the Company paid £1.1 million (approximately $2.1 million) related to the 2007 performance. This payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. In the second quarter of 2009, the Company paid the sellers approximately £0.5 million (approximately $0.7 million) related to the 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

5.

RESERVES FOR CLAIMS

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2008, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds are maintained by the insurance carrier. The Company had approximately $4.4 million and $5.0 million recorded as prepaid workers’ compensation expense included in other current assets on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. Effective September 1, 2008, the Company has moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At March 31, 2009, the Company had outstanding a $2.0 million standby letter of credit related to this new structure.

6.

DEBT

At March 31, 2009 and December 31, 2008, long-term debt consists of the following:

	March 31, 2009	December 31, 2008
(Amounts in thousands)
Term loan, interest at 2.54%	$115,951	$123,438
Revolving credit facility, weighted average interest at 2.97% at December 31, 2008	—	7,500
Capitalized leases	1,492	2,143
	117,443	133,081
Less current portion	(8,177)	(15,826)
	$109,266	$117,255

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75.0 million revolving credit facility, maturing in November 2010, and provides for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. As of March 31, 2009, the Company had no borrowings outstanding under its revolving credit facility and $2.7 million of standby letters of credit outstanding under this facility, leaving $72.3 million available for borrowing. In addition, the Company has a $5.0 million letter of credit outstanding outside the Credit Agreement relating to MDA’s Captive.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of March 31, 2009, are as follows:

Through Year Ending December 31 (Amounts in thousands):

2009	$5,847
2010	10,508
2011	14,869
2012	34,934
2013	51,285
Thereafter	—
$117,443

The table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of March 31, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	1.99 to 1.00

Minimum Interest Coverage Ratio	5.00 to 1.00	7.63 to 1.00

Maximum Capital Expenditures for 2009 (b)	$25.3 million	$1.0 million

———————

(a)

The limitation on the Company’s Leverage Ratio changes as of September 30, 2009 and thereafter. At that time the Company’s Leverage Ratio must not be greater than 2.50 to 1.00.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

Subsequent to March 31, 2009, the Company made an optional prepayment of $8.0 million on its borrowings under the term loan portion of its senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

7.

FAIR VALUE MEASUREMENTS

FASB Statement No. 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

During the three months ended March 31, 2009, the Company’s only financial assets/liabilities required to be measured on a recurring basis were the interest rate swap agreements and a marketable security. The Company utilizes Level 1 inputs to value marketable securities and Level 2 inputs to value the interest rate swap agreements. In addition, FASB Statement No. 157 states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness will be considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of March 31, 2009, both counterparties are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on the fair value of our interest rate swap agreements.

The table below summarizes the estimated fair values of the Company’s financial liabilities measured on a recurring basis as of March 31, 2009 and December 31, 2008 (Amounts in thousands):

	Fair Value Measurements as of March 31, 2009				Fair Value Measurements as of December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities	$196	$196	$—	$—	$—	$—	$—	$—

Financial Liabilities:
Interest rate swaps	$2,289	$—	$2,289	$—	$2,382	$—	$2,382	$—

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

During the three months ended March 31, 2009, the Company did not repurchase shares due to restrictions under its Credit Agreement. During the three months ended March 31, 2008, the Company repurchased a total, under both programs, of 870,273 shares at an average price of $11.62. The cost of such purchases was approximately $10.1 million. All of the common stock purchased was retired. Under the February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s credit agreement. At March 31, 2009, the Company had approximately 30.8 million shares of common stock outstanding.

Share-Based Payments

During the three month periods ended March 31, 2009 and March 31, 2008, $0.3 million and $0.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments.

9.

SEGMENT DATA

The nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to primarily acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

In the third quarter of 2008, the Company added a physician staffing business segment as a result of the MDA acquisition (See Note 4 - Acquisitions). MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states. MDA’s locum tenens business comprises the physician staffing business segment while MDA’s allied staffing services have been aggregated with the Company’s nurse and allied staffing business segment.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2009	2008
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$105,029	$140,666
Physician staffing	38,258	—
Clinical trials services	20,987	24,869
Other human capital management services	11,143	13,716
	$175,417	$179,251

Contribution income (a):
Nurse and allied staffing	$10,028	$12,861
Physician staffing	3,242	—
Clinical trials services	2,187	3,770
Other human capital management services	929	2,395
	16,386	19,026

Unallocated corporate overhead	5,896	6,498
Depreciation	2,305	1,786
Amortization	1,023	673
Income from operations	$7,162	$10,069

———————

(a)

The Company defines contribution income as income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a material effect on the Company’s consolidated financial position or results of operations.

11.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB Staff Position (FSP) No. 157-2 was issued, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date was deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. At January 1, 2008, the adoption of FASB Statement No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. At January 1, 2009, the adoption of the portion related to nonfinancial assets and liabilities did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB 141R, which replaces FASB Statement No. 141, Business Combinations. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. In April 2009, the FASB issued FSP No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FASB 141R-1), which amended certain provisions of FASB 141R related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. FASB 141R and FSP FASB 141R-1 became effective in the first quarter of 2009, and did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FASB 107-1 and Accounting Principle Board Opinion No. 28-1, Interim Disclosures about the Fair Value of Financial Instruments. FSP FASB 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FASB 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company will adopt the required disclosure requirements for its second quarter of 2009.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2008, and is intended to assist the reader in understanding the financial results and condition of the Company.

Overview

We are a diversified leader in healthcare staffing services. We offer a comprehensive suite of staffing and outsourcing services to the healthcare market, which together include being a leading provider of nurse and allied staffing services in the United States; a national provider of multi-specialty locum tenens (temporary physician staffing) services; a provider of clinical trials services to global pharmaceutical and biotechnology customers; and a provider of other human capital management services focused on healthcare, including education and retained search.

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended March 31, 2009, our nurse and allied staffing business segment represented approximately 60% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 49% of our total revenue and 81% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 22% of revenue in the first quarter of 2009 and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 12% of our revenue and consists of service offerings that include traditional staffing, as well as clinical trials management, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 6% of our revenue and consists of education and training and retained search services.

For the quarter ended March 31, 2009, our revenue was $175.4 million, and net income was $3.0 million, or $0.10 per diluted share. During the first quarter of 2009, we generated $25.6 million in cash flow from operations which was primarily used to repay debt. We ended the quarter with total debt of $117.4 million and $19.1 million of unrestricted cash, resulting in a ratio of debt, net of unrestricted cash, to total capitalization of 27.7% as of March 31, 2009.

In general, we evaluate the Company’s financial condition and operating results by revenue, contribution income (see Segment Information), and net income (loss). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition, we monitor several key volume and profitability indicators such as number of orders, contract bookings, number of FTEs and bill rate per hour of service provided.

Nurse and Allied Staffing

The current environment for our nurse and allied staffing services reflects both hospital admission trends that have been largely flat- since the first quarter of 2003 and a deteriorating national labor market resulting in higher levels of unemployment that translates into more uninsured people and fewer people with commercial health insurance coverage. Since the beginning of 2009, demand for our travel nurse staffing services, as expressed by the number of orders from our hospital and healthcare facility customers, declined approximately 56%. Despite this difficult operating environment, we were able to improve our margins through continued expansion of the bill-pay spread, lower insurance expenses and a moderation of housing expenses. Our hospital clients have been increasingly reluctant to commit to contract nurses, most often citing low patient census and budget reductions as factors for their hesitation. In addition, the dramatic deterioration in the economy and national labor markets since the third quarter of 2008 is likely encouraging full- and part-time nurses to work more hours directly for hospitals, thus greatly reducing the hospital industry’s reliance on the type of outsourced labor we provide. Due to these economic and market factors, there is the potential for the business environment for nurse and allied staffing to weaken further during 2009.

Physician Staffing

The recession and stock market decline appear to have delayed the retirement plans of many older physicians, as well as reduce the number of elective surgeries, resulting in, what we believe is a short-term decrease in demand for temporary physicians in a number of specialty areas. These decreases are partially offset by continued volume growth in emergency medicine, primary care and OB-GYN.

Clinical Trials Services

Our clinical trials services business has also experienced weakened demand from its customers. Certain projects scheduled to start in the third and fourth quarter of 2008 continue to be delayed. Pharmaceutical and biotechnology customers have become less willing to use temporary staffing and out-sourcing services to meet their clinical trials objectives. We believe this is driven by an effort to reduce expenses at all levels to conserve cash in the current economic environment. This includes research efforts, which effectively delay the start of some clinical projects. However, we believe there are a sufficient number of trials being planned that represent opportunities for this business both on a domestic and international basis.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2009	2008

Revenue from services	100.0%	100.0%
Direct operating expenses	74.3	74.8
Selling, general and administrative expenses	19.8	17.9
Bad debt expense	(0.1)	0.3
Depreciation and amortization	1.9	1.4
Income from operations	4.1	5.6
Interest expense, net	1.0	0.3
Income before income taxes	3.1	5.3
Income tax expense	1.4	2.0
Net income	1.7%	3.3%

Acquisitions

MDA Holdings, Inc.

On September 9, 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). We paid $115.9 million in cash at closing, which included $3.6 million as an estimated net working capital adjustment which was subject to final adjustments. Of the cash paid at closing, approximately $8.7 million was being held in escrow to cover any post-closing liabilities (Indemnification Escrow) and $0.3 million was being held in escrow to cover any net working capital adjustments (Net Working Capital Escrow). During the fourth quarter of 2008, approximately $1.6 million of the Indemnification Escrow was released to us and recorded to goodwill as a reduction in purchase price. Also during the fourth quarter of 2008, we finalized the net working capital adjustment and calculated an additional payment to the sellers of approximately $0.1 million which was paid and included in goodwill as additional purchase price. In connection with this net working capital adjustment, the entire Net Working Capital Escrow of $0.3 million was also released to the sellers. Additionally, a post-closing adjustment to the purchase price of approximately $0.3 million was paid to the sellers in the fourth quarter of 2008 and is included in goodwill as additional purchase price.

The transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. Any earnout payments are allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141, Business Combinations. In the second quarter of 2009, we paid $6.7 million, related to the 2008 performance.

Our senior secured revolving credit was amended and restated as of September 9, 2008 (Credit Agreement) to keep in place an existing $75.0 million revolving loan facility and provide for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce our borrowings under our revolving loan facility.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a leading provider of locum tenens staffing solutions. MDA has an in-house NCQA-certified Credentials Verification Organization which verifies critical credentials prior to physician assignments. It also offers its physicians occurrence-based malpractice coverage, as compared to less desirable claims-made policies offered by its main competitors. The acquisition of MDA solidifies our position as a leading national provider of healthcare staffing solutions. We expect to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses, who represent a cost center. We are also able to offer a more comprehensive suite of services for our healthcare clients and recognize there may be some potential synergies with our physician search business.

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

Based on a final independent third-party appraisal, we assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of 12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs of approximately $0.6 million are included as goodwill on the consolidated balance sheets at March 31, 2009 and December 31, 2008.

Assent Consulting

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment that was settled with a payment of $0.5 million to us in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million was being held in escrow, subject to forfeiture to us, to the extent a 2008 performance milestone was not achieved. However, based on 2008 performance, the full amount was released to the seller in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. In addition, in the first quarter of 2009, the escrow of $1.0 million was released to the sellers.

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

The consideration for this acquisition was approximately $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million held in escrow to cover any post-closing liabilities. The post-closing working capital adjustment paid by us equated to approximately $0.3 million.

The potential earnout payments were based on 2007 and 2008 performance, as defined by the share purchase agreement and were not related to the sellers’ employment. In the first quarter of 2008, we paid £1.1 million (approximately $2.1 million) related to 2007 performance. In the second quarter of 2009, we paid the sellers £0.5 million (approximately $0.7 million) related to 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with FASB Statement No. 141. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 92% of our stockholders’ equity as of March 31, 2009. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $122.5 million and $95.8 million, respectively, net of accumulated amortization, at March 31, 2009. In accordance with FASB Statement No. 142, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 1 to 15 years.

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

In the third quarter of 2008, we added the physician staffing business segment as a result of our acquisition of MDA. MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states. MDA’s locum tenens business comprises the physician staffing business segment while MDA’s allied staffing services have been aggregated with our nurse and allied staffing business segment.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2009	2008
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$105,029	$140,666
Physician staffing	38,258	—
Clinical trials services	20,987	24,869
Other human capital management services	11,143	13,716
	$175,417	$179,251

Contribution income (a):
Nurse and allied staffing	$10,028	$12,861
Physician staffing	3,242	—
Clinical trials services	2,187	3,770
Other human capital management services	929	2,395
	16,386	19,026
Unallocated corporate overhead	5,896	6,498
Depreciation	2,305	1,786
Amortization	1,023	673
Income from operations	$7,162	$10,069

———————

(a)

We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenue from services

Revenue from services decreased $3.8 million, or 2.1%, to $175.4 million for the three months ended March 31, 2009, as compared to $179.3 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in revenue from our nurse and allied staffing business segment as well as decreases in our clinical trials services and other human capital management services business segments, substantially offset by the added revenue of MDA. Excluding the impact of the MDA acquisition, consolidated revenue from services decreased $43.9 million or 24.5%, reflecting a challenging operating environment for all of our business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $35.6 million, or 25.3%, to $105.0 million in the three months ended March 31, 2009, from $140.7 million in the three months ended March 31, 2008. A decrease in volume versus the prior year was slightly offset by improved pricing in our organic nurse and allied staffing business. The decline in staffing volume reflects a weakening national labor market on the demand for our services, as well as the impact of the liquidity crisis on our hospital customers’ ability to fund their operations.

Despite bill rate increases, average nurse and allied staffing revenue per FTEs decreased approximately 1.3% primarily due to 1 less billing day and a half hour decrease in the average hours worked per week per FTE in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Average bill rates increased approximately 0.3% during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The average number of nurse and allied staffing FTEs on contract during the three months ended March 31, 2009, decreased 24.4% from the three months ended March 31, 2008.

Physician staffing

Revenue from our physician staffing business was $38.3 million for the three months ended March 31, 2009, resulting from the acquisition of MDA. On a pro-forma basis, physician staffing revenues decreased 1.9%.

Clinical trials services

Revenue from clinical trials services decreased $3.9 million, or 15.6%, to $21.0 million in the three months ended March 31, 2009, from $24.9 million in the three months ended March 31, 2008. This decline was primarily due to a decrease in traditional contract staffing volume and a decrease in revenue from a specific drug safety contract.

Other human capital management services

Revenue from other human capital management services for the three months ended March 31, 2009, decreased $2.6 million, or 18.8%, to $11.1 million from $13.7 million in the three months ended March 31, 2008, reflecting a decrease in revenue related to the number of retained searches we performed and average seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $3.7 million, or 2.8%, to $130.4 million for the three months ended March 31, 2009, as compared to $134.1 million for three months ended March 31, 2008.

As a percentage of total revenue, direct operating expenses represented 74.3% of revenue for the three months ended March 31, 2009, and 74.8% for the three months ended March 31, 2008. The decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations, lower professional liability and health insurance expenses and lower housing cost as a percentage of revenue; partially offset by a change in the mix of our business segments. Our business mix changed in the first quarter of 2009 compared to the first quarter of 2008, primarily due to the acquisition of MDA, which comprises our physician staffing business segment. A decline in the proportionate share of revenue from our nurse and allied staffing business segment was more than replaced by the physician staffing segment. The physician staffing business tends to have lower direct costs as a percentage of revenue than our consolidated other business segments. Typically, our first quarter is negatively impacted by the reset of payroll taxes.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.5 million, or 7.8%, to $34.7 million for the three months ended March 31, 2009, as compared to $32.2 million for the three months ended March 31, 2008. The increase in selling, general and administrative expenses was due to additional expenses from the MDA acquisition.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.9 million for three months ended March 31, 2009, compared to $6.5 million for the three months ended March 31, 2008. As a percentage of consolidated revenue, unallocated corporate overhead was 3.4% compared to 3.6%, respectively, for the three month periods ended March 31, 2009 and 2008. This decrease was primarily due to lower corporate compensation.

As a percentage of total revenue, selling, general and administrative expenses were 19.8% and 17.9%, respectively, for the three months ended March 31, 2009 and 2008, respectively. This increase is primarily due the change in mix of business segments described above and negative operating leverage in our nurse and allied staffing business.

Bad debt expense

Bad debt expense was $(0.1) million for the three months ended March 31, 2009, compared to $0.5 million in three months ended March 31, 2008, due to improved collections and improved aging of our accounts receivable balances in the three months ended March 31, 2009. From time to time, the Company could experience recoveries of amounts previously included in our allowance for doubtful accounts and accordingly, the Company may recognize negative bad debt expense.

Contribution income

Contribution income from our nurse and allied staffing segment for the three months ended March 31, 2009, decreased $2.8 million or 22.0%, to $10.0 million from $12.9 million in three months ended March 31, 2008. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.5% for the three months ended March 31, 2009, and 9.1% for the three months ended March 31, 2008. This increase is primarily due to a widening of our bill-pay spread, and secondarily to lower professional liability and health insurance expenses and a moderation in the rate of increase of housing costs; partially offset by negative operating leverage.

Contribution income from physician staffing for the three months ended March 31, 2009, was $3.2 million. As a percentage of physician staffing revenue, contribution income was 8.5%.

Contribution income from clinical trials services for the three months ended March 31, 2009, decreased $1.6 million to $2.2 million, compared to $3.8 million in the three months ended March 31, 2008. As a percentage of clinical trials services revenue, segment contribution income was 10.4% in the three months ended March 31, 2009, compared to 15.2% in the three months ended March 31, 2008, primarily due to negative operating leverage and also, in part, due to a stronger dollar which resulted in a reduction of approximately $0.2 million of our UK operations.

Contribution income from other human capital management services for the three months ended March 31, 2009, decreased by $1.5 million, or 61.2%, to $0.9 million, from $2.4 million in the three months ended March 31, 2008 due to lower contribution income from both the retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue was 8.3% for the three months ended March 31, 2009 and 17.5% for the three months ended March 31, 2008, reflecting a decline in revenue related to the number of retained searches and average seminar attendance.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended March 31, 2009, totaled $3.3 million as compared to $2.5 million for the three months ended March 31, 2008. As a percentage of revenue, depreciation and amortization expense was 1.9% for the three months ended March 31, 2009 and 1.4% for the three months ended March 31, 2008. This increase is primarily due to higher amortization expense related to intangible assets recorded for the MDA acquisition and additional depreciation expense on fixed assets of MDA.

Interest expense, net

Interest expense, net, totaled $1.7 million for the three months ended March 31, 2009 and $0.6 million for the three months ended March 31, 2008. This increase was due to higher average borrowings in the three months ended March 31, 2009, partially offset by a lower effective interest rate. Higher borrowings in the three months ended March 31, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the three months ended March 31, 2009, was 4.5% compared to a rate of 6.1% for the three months ended March 31, 2008.

Income tax expense

Income tax expense totaled $2.6 million for the three months ended March 31, 2009, as compared to $3.6 million for the three months ended March 31, 2008. The effective tax rate was 46.5% in the three months ended March 31, 2009, compared to 38.0% in the three months ended March 31, 2008. The increase in the tax rate primarily reflects the introduction of per diem allowances for our travel nurse and allied staffing field personnel in the third quarter of 2008. A portion of these allowances are not deductible for tax purposes.

Liquidity and Capital Resources

As of March 31, 2009, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.9 to 1. Working capital decreased by $2.5 million to $102.6 million as of March 31, 2009, compared to $105.1 million as of December 31, 2008.

Net cash provided by operating activities during the three months ended March 31, 2009, was $25.6 million, compared to $11.3 million in the three months ended March 31, 2008. The increase was primarily due to a larger decrease in accounts receivable in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and, secondarily to timing of payments. This was partially offset by lower net income. Number of days’ sales outstanding increased by 1 day to 54 days at March 31, 2009, compared to 53 days at December 31, 2008.

Investing activities used $1.0 million in cash during the three months ended March 31, 2009, primarily for capital expenditures. During the three months ended March 31, 2008, investing activities used $9.4 million in cash, primarily for earnout payments related to the acquisitions of Assent and AKOS, and for capital expenditures.

Net cash used in financing activities during the three months ended March 31, 2009, was $15.6 million compared to $7.4 million during the three months ended March 31, 2008. During the three months ended March 31, 2009, we repaid a net of $15.6 million of our total debt, as compared to net borrowings of $2.7 million in the three months ended March 31, 2008. During the three months ended March 31, 2008, we used $10.1 million to repurchase and retire stock.

Stockholders’ Equity

On May 10, 2006, our Board of Directors authorized a stock repurchase program whereby we could purchase up to 1.5 million shares of our common stock. This repurchase program was completed and on February 28, 2008, our Board of Directors authorized an additional stock repurchase program whereby we may purchase up to an additional 1.5 million shares of our common stock, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. We commenced repurchases under this authorization during the first quarter of 2008 upon the completion of the May 2006 authorization.

During the three months ended March 31, 2009, we did not make any repurchases due to restrictions under our Credit Agreement. During the three months ended March 31, 2008, we repurchased, under both programs, a total of 870,273 shares at an average price of $11.62. The cost of such purchases was approximately $10.1 million. All of the common stock was retired. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares, subject to the constraints of the Credit Agreement. At March 31, 2009, we had approximately 30.8 million shares of common stock outstanding.

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

The table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of March 31, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	1.99 to 1.00

Minimum Interest Coverage Ratio	5.00 to 1.00	7.63 to 1.00

Maximum Capital Expenditures for 2009 (b)	$25.3 million	$1.0 million

———————

(a)

The limitation on our Leverage Ratio changes as of September 30, 2009 and thereafter. At that time our Leverage Ratio must not be greater than 2.50 to 1.00.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of March 31, 2009:

Commitments	Total	2009	2010	2011	2012	2013	Thereafter
	(Unaudited, amounts in thousands)

Senior secured credit facility (a)	$115,952	$5,203	$9,663	$14,866	$34,934	$51,286	$—

Capital lease obligations	1,492	644	845	3	—	—	—

Operating leases obligations (b)	37,112	5,341	6,220	5,864	5,539	4,780	9,368

Purchase obligations (c)	2,065	1,148	618	248	51	—	—

Earnouts (d)	7,471	7,471	—	—	—	—	—
	$164,092	$19,807	$17,346	$20,981	$40,524	$56,066	$9,368

———————

(a)

Subsequent to March 31, 2009, we made an optional prepayment of $8.0 million of our borrowings under the term loan portion of our senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement. Under our Credit Agreement, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our Credit Agreement. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Credit Agreement could be declared immediately due and payable.

(b)

Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

(c)

Other contractual obligations include contracts for information systems, maintenance and support, consulting and other services and application hosting.

(d)

Earnouts are contingent payments related to our acquisitions.

Critical Accounting Principles and Estimates

Our critical accounting principles remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position (FSP) No. 157-2 was issued, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date was deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. At January 1, 2008, the adoption of FASB Statement No. 157 did not have a material impact on the condensed consolidated financial statements. At January 1, 2009, the adoption of the portion related to nonfinancial assets and liabilities did not impact our consolidated financial statements.

In December 2007, the FASB issued FASB 141R, which replaces FASB Statement No. 141, Business Combinations. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. In April 2009, the FASB issued FSP No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FASB 141R-1), which amended certain provisions of FASB 141R related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. FASB 141R and FSP FASB 141R-1 became effective in the first quarter of 2009, and did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FASB 107-1 and Accounting Principle Board Opinion No. 28-1, Interim Disclosures about the Fair Value of Financial Instruments. FSP FASB 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FASB 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We will adopt the required disclosure requirements for our second quarter of 2009.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion supplements the detailed information presented in our Annual Report on Form 10-K filed for the year ended December 31, 2008.

Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. A 1% change in interest rates on our variable rate debt, including the term loan, would have resulted in interest expense fluctuating approximately $1.2 million and $0.4 million in the three months ended March 31, 2009 and 2008, respectively.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 1A.

RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2008.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: May 8, 2009	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: May 8, 2009	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer