Form 10-Q
period 2009-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2009-08-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

The registrant had outstanding 30,807,530 shares of Common Stock, par value $0.0001 per share, as of July 31, 2009.

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

June 30, 2009

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

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.      Controls and Procedures

24

PART II. – OTHER INFORMATION

25

Item 1.      Legal Proceedings

25

Item 1A.   Risk Factors

25

Item 4.      Submission of Matters to a Vote of Security Holders

25

Item 6.      Exhibits

25

Signatures

26

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$11,537	$10,173
Restricted cash	5,000	5,000
Accounts receivable, net	82,591	117,794
Deferred tax assets	11,810	11,287
Income taxes receivable	788	977
Other current assets	12,676	16,149
Total current assets	124,402	161,380
Property and equipment, net	22,987	25,985
Trademarks, net	64,608	64,443
Goodwill, net	130,916	122,598
Other identifiable intangible assets, net	30,630	32,459
Debt issuance costs, net	2,148	2,676
Non current deferred tax assets	14,765	15,065
Other long-term assets	2,097	1,244
Total assets	$392,553	$425,850

Current liabilities:
Accounts payable and accrued expenses	$9,720	$12,440
Accrued employee compensation and benefits	21,132	21,334
Current portion of long-term debt	7,136	15,826
Other current liabilities	6,985	6,682
Total current liabilities	44,973	56,282

Long-term debt	85,902	117,255
Interest rate swaps	1,954	2,382
Other long-term liabilities	17,734	15,908
Total liabilities	150,563	191,827
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	238,166	237,372
Accumulated other comprehensive income	(2,989)	(4,834)
Retained earnings	6,810	1,482
Total stockholders' equity	241,990	234,023
Total liabilities and stockholders' equity	$392,553	$425,850

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue from services	$149,046	$170,951	$324,463	$350,202
Operating expenses:
Direct operating expenses	108,251	125,311	238,609	259,385
Selling, general and administrative expenses	32,803	32,123	67,467	64,288
Bad debt expense	171	—	76	484
Depreciation	2,306	1,777	4,611	3,563
Amortization	1,018	643	2,041	1,316
Total operating expenses	144,549	159,854	312,804	329,036
Income from operations	4,497	11,097	11,659	21,166
Other expenses:
Foreign exchange loss (gain)	86	(34)	13	(40)
Interest expense, net	1,513	533	3,214	1,172
Income before income taxes	2,898	10,598	8,432	20,034
Income tax expense	606	4,227	3,104	7,813
Net income	$2,292	$6,371	$5,328	$12,221
Net income per common share:
Basic	$0.07	$0.21	$0.17	$0.40
Diluted	$0.07	$0.21	$0.17	$0.39

Weighted average common shares outstanding:
Basic	30,791	30,667	30,783	30,908
Diluted	30,953	30,853	30,943	31,093

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2009	2008

Operating activities
Net income	$5,328	$12,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,611	3,563
Amortization	2,041	1,316
Bad debt expense	76	484
Deferred income tax expense	(914)	(179)
Other noncash charges	1,554	576
Changes in operating assets and liabilities:
Accounts receivable	35,232	8,150
Other current assets	3,516	239
Income taxes	2,029	2,543
Accounts payable and accrued expenses	(3,157)	(2,207)
Other current liabilities	94	466
Net cash provided by operating activities	50,410	27,172

Investing activities
Acquisition related payments	(7,539)	(13,131)
Purchases of property and equipment	(1,642)	(2,274)
Net cash used in investing activities	(9,181)	(15,405)

Financing activities
Repayment of debt	(52,732)	(68,928)
Proceeds from issuance of debt	12,575	63,817
Exercise of stock options	76	114
Stock repurchase and retirement	—	(10,775)
Debt issuance costs	—	(200)
Tax benefit of stock option exercises	2	32
Net cash used in financing activities	(40,079)	(15,940)

Effect of exchange rate changes on cash	214	(81)

Change in cash and cash equivalents	1,364	(4,254)
Cash and cash equivalents at beginning of period	10,173	9,066
Cash and cash equivalents at end of period	$11,537	$4,812

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.  Subsequent events have been evaluated through the filing date (August 7, 2009) of these unaudited condensed consolidated financial statements.

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

2.

COMPREHENSIVE INCOME

Total comprehensive income includes net income, net change in derivative transactions, unrealized gain on marketable securities available for sale and foreign currency translation adjustments, net of any related deferred taxes.

The below table describes the components of other comprehensive income in the three and six month periods ending June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Amounts in thousands)
Net income	$2,292	$6,371	$5,328	$12,221

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,649	(110)	1,354	(136)
Unrealized losses on hedging transactions	336	—	429	—
Unrealized gain on marketable securities	255	—	363	—
Other comprehensive income, before tax	2,240	(110)	2,146	(136)
Income tax benefit related to items of other comprehensive income	221	—	300	—
Other comprehensive income (loss), net of tax	2,019	(110)	1,846	(136)

Comprehensive income	$4,311	$6,261	$7,174	$12,085

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in other stockholders’ equity in the accompanying condensed consolidated balance sheets and was $(2.0) million and $(3.4) million at June 30, 2009 and December 31, 2008, respectively.

The impact of net unrealized losses on hedging transactions, related to the Company’s interest rate swap agreements, is included in other stockholders’ equity in the accompanying condensed consolidated balance sheets and was approximately $(1.2) million and $(1.5) million, net of deferred taxes, at June 30, 2009 and December 31, 2008, respectively.

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

4.

ACQUISITIONS

MDA Holdings, Inc.

On September 9, 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd. (the Captive), a Cayman Island company and wholly-owned subsidiary (collectively, MDA). The Company paid $115.9 million in cash at closing, which included $3.6 million as an estimated net working capital adjustment which was subject to final adjustments. Of the cash paid at closing, approximately $8.7 million was being held in escrow to cover any post-closing liabilities (Indemnification Escrow) and $0.3 million was being held in escrow to cover any net working capital adjustments (Net Working Capital Escrow). During the fourth quarter of 2008, approximately $1.6 million of the Indemnification Escrow was released to the Company and recorded to goodwill as a reduction in purchase price. Also during the fourth quarter of 2008, the Company finalized the net working capital adjustment and calculated an additional payment to the sellers of approximately $0.1 million which was paid and included in goodwill as additional purchase price. In connection with this net working capital adjustment, the entire Net Working Capital Escrow of $0.3 million was also released to the sellers. Additionally, a post-closing adjustment to the purchase price of approximately $0.3 million was paid to the sellers in the fourth quarter of 2008 and included in goodwill as additional purchase price.

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

Based on an independent third-party appraisal, the Company assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of 12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs of approximately $0.7 million and $0.6 million are included as goodwill on the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

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

5.

RESERVES FOR CLAIMS

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2008, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds are maintained by the insurance carrier. The Company had approximately $4.0 million and $5.0 million recorded as prepaid workers’ compensation expense included in other current assets on the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. Effective September 1, 2008, the Company has moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At June 30, 2009, the Company had outstanding a $2.0 million standby letter of credit related to this new structure.

6.

DEBT

At June 30, 2009 and December 31, 2008, long-term debt consists of the following:

	June 30, 2009	December 31, 2008
(Amounts in thousands)
Term loan, weighted average interest - 2.33% at June 30, 2009, 4.33% interest at December 31, 2008	$91,759	$123,438
Revolving credit facility, weighted average interest - 2.97% at December 31, 2008	—	7,500
Capitalized leases	1,279	2,143
	93,038	133,081
Less current portion	(7,136)	(15,826)
	$85,902	$117,255

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75.0 million revolving credit facility, maturing in November 2010, and provides for a 5 year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. As of June 30, 2009, the Company had no borrowings outstanding under its revolving credit facility and $2.7 million of standby letters of credit outstanding under this facility, leaving $72.3 million available for borrowing. In addition, the Company has a $5.0 million letter of credit outstanding outside the Credit Agreement relating to MDA’s Captive.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of June 30, 2009, are as follows:

Through Year Ending December 31 (Amounts in thousands):

2009	$3,359
2010	8,590
2011	11,928
2012	28,020
2013	41,133
Thereafter	8
$93,038

The table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of June 30, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	1.85 to 1

Minimum Interest Coverage Ratio	5.00 to 1.00	7.57 to 1

Maximum Capital Expenditures for 2009 (b)	$25.3 million	$1.6 million

———————

(a)

The limitation on the Company’s Leverage Ratio changes as of September 30, 2009. At that time and thereafter the Company’s Leverage Ratio must not be greater than 2.50 to 1.00.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

Subsequent to June 30, 2009, the Company made an optional prepayment of $5.0 million on its borrowings under the term loan portion of its senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

7.

INTEREST RATE SWAP AGREEMENTS

The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges is to reduce the exposure to adverse fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of June 30, 2009 approximately 76% of the Company’s variable rate debt had its interest payments designated as the hedged forecasted transactions. The Company has formally documented the hedging relationships and accounts for these derivatives as cash flow hedges. Gains or losses resulting from changes in the fair value of these agreements are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. Any ineffectiveness is recorded directly to earnings.

Pursuant to the provisions of the Credit Agreement and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable interest rate exposure in an aggregate amount of at least 40% of its $125.0 million term loan facility, or $50.0 million for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements require the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50.0 million and a fixed rate of 2.75% on $20.0 million), and to receive from the respective counterparty, interest payments, based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. The interest rate swaps effectively fix the interest on $70.0 million of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in overall cash flows (i.e. changes in interest payments) attributable to fluctuations in the LIBOR rates on the Company’s variable-rate debt. The Company considers the interest rate swaps to be cash flow hedges and eligible for hedge accounting. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income. See Note 2 – Comprehensive Income.

As of June 30, 2009, the fair value of the interest rate swap agreements was approximately $(2.0) million and was recorded as a liability on the condensed consolidated balance sheet with an offset to other comprehensive income. Deferred tax benefits of $0.8 million were also recorded to other comprehensive income, leaving a balance of approximately $1.2 million in other comprehensive income related to these swap agreements. During the three and six months ended June 30, 2008, the change in the fair value of the swap was $0.3 million and $0.4 million, respectively. The Company expects that approximately $1.7 million of the net estimated pretax fair value recorded in other comprehensive income will be reclassified to interest expense over the next twelve months coinciding with interest payments on the underlying term loan portion that is hedged. Interest rate swap payments are included in net cash provided by operating activities on the Company’s condensed consolidated statement of cash flows.

8.

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

During the three and six months ended June 30, 2009, the Company’s only financial assets/liabilities required to be measured on a recurring basis were the interest rate swap agreements and a marketable security included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and Level 2 inputs to value the interest rate swap agreements. The Company did not hold any Level 3 assets or liabilities at June 30, 2009 and December 31, 2008. FASB Statement No. 157 also states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness will be considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of June 30, 2009, both counterparties are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on the fair value of the interest rate swap agreements.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2009 and December 31, 2008:

	Fair Value Measurements as of June 30, 2009			Fair Value Measurements as of December 31, 2008
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$451	$451	$—	$—	$—	$—

Financial Liabilities:
Interest rate swaps	$1,954	$—	$1,954	$2,382	$—	$2,382

9.

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

During the six months ended June 30, 2009, the Company did not repurchase shares due to restrictions under its Credit Agreement. During the six months ended June 30, 2008, the Company repurchased a total, under both programs, of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. All of the common stock purchased was retired. Under the February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s Credit Agreement. At June 30, 2009, the Company had approximately 30.8 million shares of common stock outstanding.

Share-Based Payments

During the three and six month periods ended June 30, 2009, $0.4 million and $0.8 million, respectively, was included in selling, general and administrative expenses related to share-based payments.   During the three and six month periods ended June 30, 2008, $0.3 million and $0.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 22,831 shares of common stock were issued upon vesting of restricted stock awards and 9,831 shares were converted upon exercise of employee stock options, in the three and six month periods ending June 30, 2009.

10.

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

The clinical trials services business segment provides clinical trials, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe.

The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$78,582	$132,665	$183,611	$273,331
Physician staffing	40,747	—	79,005	—
Clinical trials services	19,403	24,898	40,390	49,767
Other human capital management services	10,314	13,388	21,457	27,104
	$149,046	$170,951	$324,463	$350,202

Contribution income (a):
Nurse and allied staffing	$7,202	$13,939	$17,230	$26,800
Physician staffing	4,131	—	7,373	—
Clinical trials services	2,272	4,412	4,459	8,182
Other human capital management services	329	2,108	1,258	4,503
	13,934	20,459	30,320	39,485
Unallocated corporate overhead	6,113	6,942	12,009	13,440
Depreciation	2,306	1,777	4,611	3,563
Amortization	1,018	643	2,041	1,316
Income from operations	$4,497	$11,097	$11,659	$21,166

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

11.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial is scheduled to commence in October 2009. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a material effect on the Company’s consolidated financial position or results of operations.

12.

INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 39%.  This rate is lower than the previously estimated 45% effective tax rate in the first quarter of 2009 due to a projected reduction in non tax-deductible per diem allowances.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at January 1, 2009	$2,628
Additions based on tax positions related to the current year	618
Additions based on tax positions related to prior years	881
Balance at June 30, 2009	$4,127

As of June 30, 2009, the Company had approximately $3.4 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the six months ended June 30, 2009, the Company had gross increases of $1.5 million to its current year unrecognized tax benefits, related to federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.6 million and $0.5 million for the payment of interest and penalties at June 30, 2009 and December 31, 2008, respectively.

The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

13.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP No. FASB 107-1 and Accounting Principle Board Opinion No. 28-1, Interim Disclosures about the Fair Value of Financial Instruments. FSP FASB 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FASB 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company has adopted the required disclosure requirements for its second quarter of 2009. Since FSP FASB 107-1 requires only additional disclosures concerning the financial instruments, the adoption of FSP FASB 107-1 effective June 30, 2009, did not affect the condensed consolidated balance sheet, statements of income or cash flows of the Company.

In May 2009, the FASB issued FASB No. 165, Subsequent Events. FASB Statement No. 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. FASB Statement No. 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of FASB Statement No. 165, effective June 2009, did not affect the condensed consolidated balance sheets, statements of income or cash flows of the Company.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended June 30, 2009, our nurse and allied staffing business segment represented approximately 53% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 41% of our total revenue and 77% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 27% of revenue in the second quarter of 2009 and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing, as well as clinical trials management, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 7% of our revenue and consists of education and training and retained search services.

For the quarter ended June 30, 2009, our revenue was $149.0 million, and net income was $2.3 million, or $0.07 per diluted share. Cash flow provided by operating activities for the first six months of 2009, was $50.4 million and was primarily used to repay debt. During the six months ended June 30, 2009, we also used cash on hand and paid our earnout obligations of $7.5 million related to our recent acquisitions.  We ended the quarter with total debt of $93.0 million and $11.5 million of unrestricted cash, resulting in a ratio of debt, net of unrestricted cash, to total capitalization of 24.3% as of June 30, 2009.

In general, we evaluate the Company’s financial condition and operating results by revenue, contribution income (see Segment Information), and net income. We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition, we monitor several key volume and profitability indicators such as number of open orders, contract bookings, number of FTEs and bill rate per hour of service provided.

In varying degrees, each of our businesses faced a challenging environment during the quarter, with the impact of the recession being most severe on our travel nursing business and least severe on our physician staffing business.

Nurse and Allied Staffing

The current environment for our nurse and allied staffing services reflects both hospital admission trends that have been largely flat since the first quarter of 2003 and a deteriorating national labor market resulting in higher levels of unemployment that translates into more uninsured people and fewer people with commercial health insurance coverage. Average demand for our travel nurse staffing services in the second quarter of 2009, as expressed by the number of open orders from our hospital and healthcare facility customers, declined approximately 53% since the beginning of 2009. Despite this difficult operating environment, we were able to improve our margins through continued expansion of the bill-pay spread and a moderation of housing expenses. Our hospital clients have been increasingly reluctant to commit to contract nurses, most often citing low patient census and budget reductions as factors for their hesitation. In addition, the dramatic deterioration in the economy and national labor markets since the third quarter of 2008 is likely encouraging full and part-time nurses to work more hours directly for hospitals, thus greatly reducing the hospital industry’s reliance on the type of outsourced labor we provide. However, we are beginning to see an increase in demand since June as our open orders for travel nurses, while still at relatively low levels, more than doubled since the end of May. In addition, relative travel nurse bookings, defined as net weeks booked as a percentage of the average number of FTE’s on assignment, averaged 108% in July, as compared to 73% in the second quarter.

Physician Staffing

We believe the demand for temporary physician staffing services has weakened year over year as physicians on staff at hospital and practice groups appear to be delaying plans for retirement due, in part, to the current economic environment and its impact on their net worth.  We believe a reduction in the number of elective surgeries has also reduced staffing needs in the surgical and anesthesia specialties, in particular.

Clinical Trials Services

Our clinical trials services business has also experienced weakened demand from its customers. The environment for clinical trials services has been weak during the past three quarters stemming from a slow-down in the start of new clinical trials caused largely by financial market conditions along with uncertainty concerning research and development activities following recent pharmaceutical and biotechnology company mergers and acquisitions. Pharmaceutical and biotechnology customers have become less willing to use temporary staffing and out-sourcing services to meet their clinical trials objectives. We believe this is driven by an effort to reduce expenses at all levels to conserve cash in the current economic environment. This includes research efforts, which effectively delay the start of some clinical projects. However, we have recently seen improved access to capital markets by biotechnology companies, in particular, which we believe is a positive sign for this business. We believe there are a sufficient number of trials being planned that represent growth opportunities for this business both on a domestic and international basis.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	72.6	73.3	73.5	74.1
Selling, general and administrative expenses	22.0	18.8	20.8	18.4
Bad debt expense	0.1	—	0.0	0.1
Depreciation and amortization	2.3	1.4	2.1	1.4
Income from operations	3.0	6.5	3.6	6.0
Foreign exchange loss (gain)	0.1	(0.0)	0.0	(0.0)
Interest expense, net	1.0	0.3	1.0	0.3
Income before income taxes	1.9	6.2	2.6	5.7
Income tax expense	0.4	2.5	1.0	2.2
Net income	1.5%	3.7%	1.6%	3.5%

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

Based on an independent third-party appraisal, we assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of 12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs of approximately $0.7 million and $0.6 million are included as goodwill on the consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 93% of our stockholders’ equity as of June 30, 2009. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $130.9 million and $95.2 million, respectively, net of accumulated amortization, at June 30, 2009. In accordance with FASB Statement No. 142, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 1 to 15 years.

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

In the third quarter of 2008, we added the physician staffing business segment as a result of our acquisition of MDA. MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states. MDA’s locum tenens business comprises our physician staffing business segment while MDA’s allied staffing services have been aggregated with our nurse and allied staffing business segment.

Our clinical trials services business segment provides clinical trials, drug safety and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations (CRO) and acute care hospitals conducting clinical research trials in the United States, Canada and Europe.

Our other human capital management services business segment includes the combined results of our education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$78,582	$132,665	$183,611	$273,331
Physician staffing	40,747	—	79,005	—
Clinical trials services	19,403	24,898	40,390	49,767
Other human capital management services	10,314	13,388	21,457	27,104
	$149,046	$170,951	$324,463	$350,202

Contribution income (a):
Nurse and allied staffing	$7,202	$13,939	$17,230	$26,800
Physician staffing	4,131	—	7,373	—
Clinical trials services	2,272	4,412	4,459	8,182
Other human capital management services	329	2,108	1,258	4,503
	13,934	20,459	30,320	39,485
Unallocated corporate overhead	6,113	6,942	12,009	13,440
Depreciation	2,306	1,777	4,611	3,563
Amortization	1,018	643	2,041	1,316
Income from operations	$4,497	$11,097	$11,659	$21,166

———————

(a)

We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenue from services

Revenue from services decreased $21.9 million, or 12.8%, to $149.0 million for the three months ended June 30, 2009, as compared to $171.0 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in revenue from our nurse and allied staffing business segment, as well as decreases in our clinical trials services and other human capital management services business segments, which was substantially offset by the added revenue of MDA. Excluding the impact of the MDA acquisition, consolidated revenue from services decreased $64.3 million or 37.6%, reflecting a challenging operating environment for all of our business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $54.1 million, or 40.8%, to $78.6 million in the three months ended June 30, 2009, from $132.7 million in the three months ended June 30, 2008, primarily due to lower volume. The decline in staffing volume reflects a weakening national labor market on the demand for our services, as well as the impact of the liquidity crisis on our hospital customers’ cost of capital.

The average number of nurse and allied staffing FTEs on contract during the three months ended June 30, 2009, decreased 39.5% from the three months ended June 30, 2008. Average nurse and allied staffing revenue per FTEs decreased approximately 2.1% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a higher mix of per diem staffing operations, which tend to have lower average bill rates than travel staffing, and a shift in mix toward lower skilled professionals within our per diem staffing operations. Excluding per diem staffing operations the average bill rates increased by 0.6%.

Physician staffing

Revenue from our physician staffing business was $40.7 million for the three months ended June 30, 2009, resulting from the acquisition of MDA. On a pro-forma basis, physician staffing revenues decreased 3.8%.

Clinical trials services

Revenue from clinical trials services decreased $5.5 million, or 22.1%, to $19.4 million in the three months ended June 30, 2009, from $24.9 million in the three months ended June 30, 2008. This decline was primarily due to a decrease in traditional contract staffing volume and a decrease in revenue from a specific drug safety contract.

Other human capital management services

Revenue from other human capital management services for the three months ended June 30, 2009, decreased $3.1 million, or 23.0%, to $10.3 million from $13.4 million in the three months ended June 30, 2008, reflecting a decrease in revenue related to the number of retained searches we performed and lower average seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $17.1 million, or 13.6%, to $108.3 million for the three months ended June 30, 2009, as compared to $125.3 million for three months ended June 30, 2008.

As a percentage of total revenue, direct operating expenses represented 72.6% of revenue for the three months ended June 30, 2009, and 73.3% for the three months ended June 30, 2008. The decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations and lower housing cost as a percentage of revenue; and to a lesser extent a change in the mix of our business segments. Our nurse and allied business segment suffered the greatest revenue decline year over year and has the highest relative direct costs as a percentage of revenue of all of our business segments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.7 million, or 2.1%, to $32.8 million for the three months ended June 30, 2009, as compared to $32.1 million for the three months ended June 30, 2008. The increase in selling, general and administrative expenses was primarily due to additional expenses from the MDA acquisition and severance costs of $0.4 million related to cost reduction efforts; partially offset by lower selling, general and administrative expenses in our organic business segments, primarily our nurse and allied staffing business segment.

Included in selling, general and administrative expenses is unallocated corporate overhead of $6.1 million for three months ended June 30, 2009, compared to $6.9 million for the three months ended June 30, 2008. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% for the three month periods ended June 30, 2009 and 2008.

As a percentage of total revenue, selling, general and administrative expenses were 22.0% and 18.8%, respectively, for the three months ended June 30, 2009 and 2008, respectively. This increase is primarily due to negative operating leverage.

Bad debt expense

Bad debt expense was $0.2 million for the three months ended June 30, 2009, or 0.1% of consolidated revenue. During the three months ended June 30, 2008, no bad debt expense was recorded due to improved collections.

Contribution income

Contribution income from our nurse and allied staffing segment for the three months ended June 30, 2009, decreased $6.7 million or 48.3%, to $7.2 million from $13.9 million in three months ended June 30, 2008. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.2% for the three months ended June 30, 2009, and 10.5% for the three months ended June 30, 2008. This decrease is primarily due to negative operating leverage; partially offset by a widening of our bill-pay spread and a moderation of housing costs.

Contribution income from physician staffing for the three months ended June 30, 2009, was $4.1 million. As a percentage of physician staffing revenue, contribution income was 10.1%.

Contribution income from clinical trials services for the three months ended June 30, 2009, decreased $2.1 million to $2.3 million, compared to $4.4 million in the three months ended June 30, 2008. As a percentage of clinical trials services revenue, segment contribution income was 11.7% in the three months ended June 30, 2009, compared to 17.7% in the three months ended June 30, 2008, primarily due to negative operating leverage.

Contribution income from other human capital management services for the three months ended June 30, 2009, decreased by $1.8 million, or 84.4%, to $0.3 million, from $2.1 million in the three months ended June 30, 2008 due to lower contribution income from both the retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue was 3.2% for the three months ended June 30, 2009 and 15.7% for the three months ended June 30, 2008, primarily reflecting the impact of a negative contribution from the retained search business, which has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended June 30, 2009, totaled $3.2 million as compared to $2.4 million for the three months ended June 30, 2008. As a percentage of revenue, depreciation and amortization expense was 2.2% for the three months ended June 30, 2009 and 1.4% for the three months ended June 30, 2008. This increase is primarily due to higher amortization expense related to intangible assets recorded for the MDA acquisition, additional depreciation expense on fixed assets of MDA and decreased revenue from services.

Interest expense, net

Interest expense, net, totaled $1.5 million for the three months ended June 30, 2009 and $0.5 million for the three months ended June 30, 2008. This increase was due to higher average borrowings in the three months ended June 30, 2009, partially offset by a lower effective interest rate. Higher borrowings in the three months ended June 30, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the three months ended June 30, 2009, was 4.2% compared to a rate of 4.6% for the three months ended June 30, 2008.

Income tax expense

Income tax expense totaled $0.6 million for the three months ended June 30, 2009, as compared to $4.2 million for the three months ended June 30, 2008. The effective tax rate was 20.9% in the three months ended June 30, 2009, compared to 39.9% in the three months ended June 30, 2008. The lower tax rate in the second quarter of 2009 was due to certain discrete items.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenue from services

Revenue from services decreased $25.7 million, or 7.3%, to $324.5 million for the six months ended June 30, 2009, as compared to $350.2 million for the six months ended June 30, 2008. The decrease was primarily due to lower revenue from our nurse and allied staffing business segment as well as decreases in our clinical trials services and other human capital management services business segments, substantially offset by the added revenue of MDA. Excluding the impact of the MDA acquisition, consolidated revenue from services decreased $108.1 million or 30.9%, reflecting a challenging operating environment for all of our business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $89.7 million, or 32.8%, to $183.6 million in the six months ended June 30, 2009, from $273.3 million in the six months ended June 30, 2008, primarily due to lower volume. The decline in staffing volume reflects a weakening national labor market on the demand for our services, as well as the impact of the liquidity crisis on our hospital customers’ cost of capital.

The average number of nurse and allied staffing FTEs on contract during the six months ended June 30, 2009, decreased 31.7% from the six months ended June 30, 2008. Average nurse and allied staffing revenue per FTEs decreased approximately 1.6% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a higher mix of per diem staffing operations, which tend to have lower average bill rates than travel staffing and a shift in mix toward lower skilled professionals within our per diem staffing operations. Excluding per diem staffing operations the average bill rates increased by 1.1%.

Physician staffing

Revenue from our physician staffing business was $79.0 million for the six months ended June 30, 2009, resulting from the acquisition of MDA. On a pro-forma basis, physician staffing revenues decreased 2.8% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Clinical trials services

Revenue from clinical trials services decreased $9.4 million, or 18.8%, to $40.4 million in the six months ended June 30, 2009, from $49.8 million in the six months ended June 30, 2008. This decline was primarily due to a decrease in traditional contract staffing volume and a decrease in revenue from a specific drug safety contract.

Other human capital management services

Revenue from other human capital management services for the six months ended June 30, 2009, decreased $5.6 million, or 20.8%, to $21.5 million from $27.1 million in the six months ended June 30, 2008, reflecting a decrease in revenue related to the number of retained searches we performed and lower average seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $20.8 million, or 8.0%, to $238.6 million for the six months ended June 30, 2009, as compared to $259.4 million for six months ended June 30, 2008.

As a percentage of total revenue, direct operating expenses represented 73.5% of revenue for the six months ended June 30, 2009, and 74.1% for the six months ended June 30, 2008. The decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations, lower housing, health insurance and professional liability expenses as a percentage of revenue; and to a lesser extent, a change in the mix of our business segments. Our nurse and allied business segment suffered the greatest revenue decline year over year and has the highest relative direct costs as a percentage of revenue of all of our business segments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.2 million, or 4.9%, to $67.5 million for the six months ended June 30, 2009, as compared to $64.3 million for the six months ended June 30, 2008. The increase in selling, general and administrative expenses was due to additional expenses from the MDA acquisition; partially offset by lower selling, general and administrative expenses in our corporate overhead and organic business segments, primarily our nurse and allied staffing business segment.

Included in selling, general and administrative expenses is unallocated corporate overhead of $12.0 million for six months ended June 30, 2009, compared to $13.4 million for the six months ended June 30, 2008. As a percentage of consolidated revenue, unallocated corporate overhead was 3.7% for the six month periods ended June 30, 2009 and 3.8% for the six months ended June 30, 2008.

As a percentage of total revenue, selling, general and administrative expenses were 20.8% and 18.4%, respectively, for the six months ended June 30, 2009 and 2008, respectively. This increase is primarily due the change in mix of business segments described above and negative operating leverage in our nurse and allied staffing business.

Bad debt expense

Bad debt expense was $0.1 million for the six months ended June 30, 2009, and $0.5 million for the six months ended June 30, 2008.

Contribution income

Contribution income from our nurse and allied staffing segment for the six months ended June 30, 2009, decreased $9.6 million or 35.7%, to $17.2 million from $26.8 million in six months ended June 30, 2008. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.4% for the six months ended June 30, 2009, and 9.8% for the six months ended June 30, 2008. This decrease is primarily due to negative operating leverage; partially offset by a widening of our bill-pay spread and a moderation in housing costs.

Contribution income from physician staffing for the six months ended June 30, 2009, was $7.4 million. As a percentage of physician staffing revenue, contribution income was 9.3%.

Contribution income from clinical trials services for the six months ended June 30, 2009, decreased $3.7 million to $4.5 million, compared to $8.2 million in the six months ended June 30, 2008. As a percentage of clinical trials services revenue, segment contribution income was 11.0% in the six months ended June 30, 2009, compared to 16.4% in the six months ended June 30, 2008, primarily due to negative operating leverage.

Contribution income from other human capital management services for the six months ended June 30, 2009, decreased by $3.2 million, or 72.1%, to $1.3 million, from $4.5 million in the six months ended June 30, 2008 due to lower contribution income from both the retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue was 5.9% for the six months ended June 30, 2009 and 16.6% for the six months ended June 30, 2008, primarily reflecting the lower number of searches in our retained search business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the six months ended June 30, 2009, totaled $6.7 million as compared to $4.9 million for the six months ended June 30, 2008. As a percentage of revenue, depreciation and amortization expense was 2.1% for the six months ended June 30, 2009 and 1.4% for the six months ended June 30, 2008. This increase is primarily due to higher amortization expense related to intangible assets recorded for the MDA acquisition, additional depreciation expense on fixed assets of MDA and decreased revenue from services.

Interest expense, net

Interest expense, net, totaled $3.2 million for the six months ended June 30, 2009 and $1.2 million for the six months ended June 30, 2008. This increase was due to higher average borrowings in the six months ended June 30, 2009, partially offset by a lower effective interest rate. Higher borrowings in the six months ended June 30, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the six months ended June 30, 2009, was 4.4% compared to a rate of 5.4% for the six months ended June 30, 2008.

Income tax expense

Income tax expense totaled $3.1 million for the six months ended June 30, 2009, as compared to $7.8 million for the six months ended June 30, 2008. The effective tax rate was 36.8% in the six months ended June 30, 2009, compared to 39.0% in the six months ended June 30, 2008. The tax rate in the six months ended 2009 was impacted by certain discrete items recorded in the second quarter as mentioned previously.

Liquidity and Capital Resources

As of June 30, 2009, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.8 to 1. Working capital decreased by $25.7 million to $79.4 million as of June 30, 2009, compared to $105.1 million as of December 31, 2008, primarily due to a decrease in accounts receivable; partially offset by lower accounts payable and accrued expenses and a reduction in our short term debt.

Net cash provided by operating activities during the six months ended June 30, 2009, was $50.4 million, compared to $27.2 million in the six months ended June 30, 2008. The increase was primarily due to a decrease in accounts receivable resulting from decreased revenue and improved collections in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This was partially offset by lower net income. Number of days’ sales outstanding decreased by 3 days to 50 days at June 30, 2009, compared to 53 days at December 31, 2008.

Investing activities used $9.2 million in cash during the six months ended June 30, 2009, primarily for earnout payments of $7.5 million related to our MDA and AKOS acquisitions and capital expenditures of $1.6 million. During the six months ended June 30, 2008, investing activities used $15.4 million in cash, primarily $13.1 million for earnout payments related to the acquisitions of Assent and AKOS, and $2.3 million for capital expenditures.

Net cash used in financing activities during the six months ended June 30, 2009, was $40.0 million compared to $15.9 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, we repaid a net of $40.2 million of our total debt, as compared to $5.1 million in the six months ended June 30, 2008. During the six months ended June 30, 2008, we used $10.8 million to repurchase and retire stock.

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

During the six months ended June 30, 2009, we did not make any repurchases due to restrictions under our Credit Agreement. During six months ended June 30, 2008, we repurchased, under both programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. All of the common stock was retired. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares, subject to the constraints of the Credit Agreement. At June 30, 2009, we had approximately 30.8 million shares of common stock outstanding.

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

The table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of June 30, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	1.85 to 1

Minimum Interest Coverage Ratio	5.00 to 1.00	7.57 to 1

Maximum Capital Expenditures for 2009 (b)	$25.3 million	$1.6 million

———————

(a)

The limitation on our Leverage Ratio changes as of September 30, 2009. At that time and thereafter our Leverage Ratio must not be greater than 2.50 to 1.00.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

Subsequent to June 30, 2009, we made an optional prepayment of $5.0 million on our borrowings under the term loan portion of our senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

We believe that our capital resources are sufficient to meet our working capital needs including our earnout payment commitment for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, and debt service from a combination of operating cash flows and funds available under our current credit agreement.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of June 30, 2009:

Commitments	Total	2009	2010		2011	2012	2013	Thereafter
	(Unaudited, amounts in thousands)

Senior secured credit facility (a)	$91,759	$2,979	$7,746		$11,917	$28,004	$41,113	$—

Capital lease obligations	1,279	380	844		12	15	20	8

Operating leases obligations (b)	35,564	3,499	6,278		5,931	5,609	4,800	9,447

Purchase obligations (c)	1,414	434	649		280	51	—	—

Earnout payment	—	—	—	(d)	—	—	—	—

	$130,016	$7,292	$15,517		$18,140	$33,679	$45,933	$9,455

———————

(a)

Subsequent to June 30, 2009, we made an optional prepayment of $5.0 million of our borrowings under the term loan portion of our senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement. Under our Credit Agreement, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our Credit Agreement. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Credit Agreement could be declared immediately due and payable.

(b)

Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

(c)

Other contractual obligations include contracts for information systems, maintenance and support, consulting and other services and application hosting.

(d)

Earnout payment is a contingent payment related to our acquisition of MDA, the amount of which is not yet determinable.

Critical Accounting Principles and Estimates

Our critical accounting principles remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FASB 107-1 and Accounting Principle Board Opinion No. 28-1, Interim Disclosures about the Fair Value of Financial Instruments. FSP FASB 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FASB 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. Since FSP FASB 107-1 requires only additional disclosures concerning the financial instruments, the adoption of FSP FASB 107-1 effective June 30, 2009, did not affect our condensed consolidated balance sheet, statements of income or cash flows.

In May 2009, the FASB issued FASB No. 165, Subsequent Events. FASB Statement No. 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. FASB Statement No. 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of FASB Statement No. 165, effective June 2009, did not affect our condensed consolidated balance sheets, statements of income or cash flows.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion supplements the detailed information presented in our Annual Report on Form 10-K filed for the year ended December 31, 2008.

Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. A 1% change in interest rates on our variable rate debt, including the term loan, would have resulted in interest expense fluctuating approximately $1.1 million and $0.4 million in the six months ended June 30, 2009 and 2008, respectively.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial is scheduled to commence in October 2009. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders (Annual Meeting) on May 5, 2009.

(b)

Not applicable.

(c)

(i) A proposal to elect the below mentioned directors for a one year term ending in 2010 and until their successors are duly elected and qualified was approved with the following vote:

	Votes For	Votes Withheld
Joseph A. Boshart	28,293,211	290,104
Emil Hensel	27,926,846	656,469
W. Larry Cash	27,964,779	618,536
C. Taylor Cole Jr.	16,636,513	11,946,802
Thomas C. Dircks	27,920,507	662,808
Gale Fitzgerald	28,293,452	289,863
Joseph Trunfio	27,964,825	618,490

(ii) A proposal to ratify Ernst & Young LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2009 was approved with 28,509,264 votes for, 73,951 against and 100 abstentions.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.
Date: August 7, 2009	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)
Date: August 7, 2009	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer