Form 10-Q
period 2009-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2009-11-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _________ to _________

———————

CROSS COUNTRY HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	0-33169	13-4066229
(State or other jurisdiction of Incorporation or organization)	Commission file number	(I.R.S. Employer Identification Number)

6551 Park of Commerce Blvd, N.W.

Boca Raton, Florida 33487

(Address of principal executive offices)(Zip Code)

(561) 998-2232

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

———————

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

Yes ☐ No ☑

The registrant had outstanding 30,839,635 shares of Common Stock, par value $0.0001 per share, as of October 30, 2009.

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

September 30, 2009

PAGE

PART I. — FINANCIAL INFORMATION

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

15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.   Controls and Procedures

27

PART II. – OTHER INFORMATION

28

Item 1.   Legal Proceedings

28

Item 1A. Risk Factors

28

Item 6.   Exhibits

28

Signatures

29

i

PART I. — FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	September 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$12,003	$10,173
Restricted cash	—	5,000
Accounts receivable, less allowance for doubtful accounts of $4,769 in 2009 and $6,409 in 2008	70,316	117,794
Deferred tax assets	11,911	11,287
Income taxes receivable	—	977
Other current assets	8,629	16,149
Total current assets	102,859	161,380
Property and equipment, net of accumulated depreciation of $39,649 in 2009 and $33,252 in 2008	21,481	25,985
Trademarks, net	64,557	64,443
Goodwill, net	130,698	122,598
Other identifiable intangible assets, net	29,568	32,459
Debt issuance costs, net	1,800	2,676
Non current deferred tax assets	15,143	15,065
Other long-term assets	1,656	1,244
Total assets	$367,762	$425,850

Current liabilities:
Accounts payable and accrued expenses	$8,539	$12,440
Accrued employee compensation and benefits	17,602	21,334
Current portion of long-term debt	5,863	15,826
Income taxes payable	2,248	—
Other current liabilities	7,095	6,682
Total current liabilities	41,347	56,282

Long-term debt	63,619	117,255
Interest rate swaps	1,811	2,382
Other long-term liabilities	17,568	15,908
Total liabilities	124,345	191,827

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	238,909	237,372
Accumulated other comprehensive (loss) income	(3,273)	(4,834)
Retained earnings	7,778	1,482
Total stockholders' equity	243,417	234,023
Total liabilities and stockholders' equity	$367,762	$425,850

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue from services	$129,635	$178,134	$454,098	$528,336
Operating expenses:
Direct operating expenses	94,281	130,696	332,890	390,081
Selling, general and administrative expenses	28,858	33,475	96,325	97,763
Bad debt expense	(303)	203	(227)	687
Depreciation	2,034	1,789	6,645	5,352
Amortization	1,005	713	3,046	2,029
Total operating expenses	125,875	166,876	438,679	495,912
Income from operations	3,760	11,258	15,419	32,424
Other expenses (income):
Foreign exchange loss (gain)	18	(79)	31	(119)
Interest expense, net	1,664	788	4,878	1,960
Other income	(193)	—	(193)	—
Income before income taxes	2,271	10,549	10,703	30,583
Income tax expense	1,303	4,378	4,407	12,191
Net income	$968	$6,171	$6,296	$18,392
Net income per common share:
Basic	$0.03	$0.20	$0.20	$0.60
Diluted	$0.03	$0.20	$0.20	$0.59

Weighted average common shares outstanding:
Basic	30,814	30,710	30,793	30,842
Diluted	31,002	30,911	30,963	31,032

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$6,296	$18,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,645	5,352
Amortization	3,046	2,029
Bad debt expense	(227)	687
Deferred income tax expense	(980)	(34)
Share-based compensation	1,363	858
Other noncash charges	1,325	150
Changes in operating assets and liabilities:
Accounts receivable	47,813	13,063
Other current assets	7,560	(1,032)
Income taxes	4,531	3,860
Accounts payable and accrued expenses	(7,711)	(2,987)
Other current liabilities	215	594
Net cash provided by operating activities	69,876	40,932

Investing activities
Acquisition of MDA Holdings, Inc.	(6,804)	(113,197)
Other acquisition related payments	(748)	(13,131)
Purchases of property and equipment	(2,101)	(3,387)
Net cash used in investing activities	(9,653)	(129,715)

Financing activities
Repayment of debt	(79,209)	(86,017)
Proceeds from issuance of debt	15,425	190,817
Release of restricted cash	5,000	—
Exercise of stock options	208	1,014
Stock repurchase and retirement	—	(10,775)
Debt issuance costs	—	(2,636)
Tax benefit of stock option exercises	14	153
Net cash (used in) provided by financing activities	(58,562)	92,556

Effect of exchange rate changes on cash	169	(202)

Change in cash and cash equivalents	1,830	3,571
Cash and cash equivalents at beginning of period	10,173	9,066
Cash and cash equivalents at end of period	$12,003	$12,637

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

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Subsequent events have been evaluated through the filing date (November 6, 2009) of these unaudited condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2008 condensed consolidated balance sheet included herein was derived from the December 31, 2008 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.

COMPREHENSIVE INCOME

Total comprehensive income includes net income, foreign currency translation adjustments, net changes in the fair value of hedging transactions, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

The table that follows describes the components of comprehensive income in the three and nine month periods ending September 30, 2009 and 2008:

Cross Country Healthcare, Inc.

Consolidated Statements of Other Comprehensive Income

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$968	$6,171	$6,296	$18,392

Other comprehensive (loss) income, before tax
Foreign currency translation adjustments	(386)	(1,191)	968	(1,327)
Net change in fair value of hedging transactions	335	—	764	—
Net change in fair value of marketable securities	(192)	—	171	—
Other comprehensive (loss) income, before tax	(243)	(1,191)	1,903	(1,327)
Income tax expense related to items of other comprehensive (loss) income	42	—	342	—
Other comprehensive (loss) income, net of tax	(285)	(1,191)	1,561	(1,327)

Comprehensive income	$683	$4,980	$7,857	$17,065

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive (loss) income (OCI) in the accompanying condensed consolidated balance sheets and was $(2.4) million and $(3.4) million at September 30, 2009 and December 31, 2008, respectively.

The net change in fair value of hedging transactions (excluding ineffectiveness reclassified to interest expense), related to the Company’s interest rate swap agreements, is included in accumulated OCI in the accompanying condensed consolidated balance sheets and was $(1.0) million and $(1.5) million, net of deferred taxes, at September 30, 2009 and December 31, 2008, respectively.

The net change in fair value of marketable securities is included in accumulated OCI in the accompanying condensed consolidated balance sheets and was $(0.2) million, net of deferred taxes, as of September 30, 2009. The Company did not have any marketable securities as of December 31, 2008. The net change in fair value of marketable securities includes the reclassification of unrealized gains upon the sale of securities and gains or losses related to the change in fair value of the remaining marketable securities. In the three and nine months ended September 30, 2009, a portion of the marketable securities were sold for $0.2 million resulting in a gain of $0.2 million included in other income on the condensed consolidated statements of income. The Company used the specific identification method to determine the cost of the securities sold. In the three months ended September 30, 2009, the fair value adjustment on the remaining securities was immaterial. During the nine months ended September 30, 2009, the fair value adjustment recorded to OCI, net of deferred taxes, was a gain of $0.2 million.

3.

EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding including the vested portion of restricted shares. The denominator used to calculate diluted earnings per share reflects the dilutive effects of stock options, stock appreciation rights and nonvested restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options have been excluded from per share calculations because their effect would have been anti-dilutive.

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

This transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. Any earnout payments are allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In the second quarter of 2009, the Company paid $6.7 million, related to the 2008 performance.

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

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a provider of locum tenens staffing solutions through its independent contract physicians. MDA has an in-house NCQA-certified Credentials Verification Organization which verifies critical credentials prior to physician assignments. It also offers its physicians occurrence-based malpractice coverage. The Company acquired MDA to solidify its position as a national provider of healthcare staffing solutions. The Company expected to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses who represent a cost center. The Company is also able to offer a more comprehensive suite of services for its healthcare clients and recognizes there may be some potential synergies with its physician search business.

The acquisition has been accounted for in accordance with Business Combinations Topic of the FASB ASC, using the purchase method. The results of MDA’s operations have been included in the condensed consolidated statements of income since September 1, 2008, the agreed upon accounting date of the acquisition. MDA’s allied staffing services have been combined with the Company’s nurse and allied staffing business segment. MDA’s physician staffing services have been reported as a new business segment for the Company, titled Physician Staffing, in accordance with the Segment Reporting Topic of the FASB ASC.

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

Based on an independent third-party appraisal, the Company assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of 12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs of approximately $0.7 million and $0.6 million are included as goodwill on the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment of approximately $0.5 million that was settled with a payment to the Company in the fourth quarter of 2007. This transaction also included an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In April 2008, the Company paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2.0 million of the payment was being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone was not achieved. Based on 2008 performance, the full amount was released to the sellers in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow for post-closing liabilities of $1.0 million was released to the sellers.

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

The potential earnout payments were based on 2007 and 2008 performance, as defined by the share purchase agreement and consideration was not related to the sellers’ employment. In the first quarter of 2008, the Company paid £1.1 million (approximately $2.1 million) related to the 2007 performance. This payment was allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In the second quarter of 2009, the Company paid the sellers approximately £0.5 million (approximately $0.7 million) related to the 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

5.

RESERVES FOR CLAIMS

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2009, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds were maintained by the insurance carrier. The Company had approximately $5.0 million recorded as prepaid workers’ compensation expense included in other current assets on the condensed consolidated balance sheet at December 31, 2008. Effective September 1, 2009, the Company completely moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At September 30, 2009, the Company had outstanding a $7.1 million standby letter of credit related to this new structure.

The Company's MDA subsidiary has an occurrence-based professional liability policy which at December 31, 2008, was secured by $5.0 million in restricted cash. During the third quarter of September 30, 2009, the $5.0 million was replaced by a letter of credit under the Company's credit facility and the cash was released from restriction.

6.

DEBT

At September 30, 2009 and December 31, 2008, long-term debt consists of the following:

	September 30, 2009	December 31, 2008
(Amounts in thousands)
Term loan, weighted average interest: 2.26% at September 30, 2009, 4.33% interest at December 31, 2008	$68,360	$123,438
Revolving credit facility, weighted average interest: 2.97% at December 31, 2008	—	7,500
Capitalized leases	1,122	2,143
	69,482	133,081
Less current portion	(5,863)	(15,826)
	$63,619	$117,255

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75.0 million revolving credit facility, maturing in November 2010, and provides for a 5-year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. As of September 30, 2009, the Company had no borrowings outstanding under its revolving credit facility and $12.1 million of standby letters of credit outstanding under this facility, leaving $62.9 million available for borrowing.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of September 30, 2009, are as follows:

Through Year Ending December 31 (Amounts in thousands):
2009	$1,474
2010	6,753
2011	9,036
2012	21,157
2013	31,054
Thereafter	8
$69,482

The table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of September 30, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.69 to 1.00

Minimum Interest Coverage Ratio	5.00 to 1.00	6.90 to 1.00

Maximum Capital Expenditures for 2009 (b)	$25.3 million	$2.1 million

———————

(a)

The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 as of September 30, 2009 and thereafter.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

Subsequent to September 30, 2009, the Company made an optional prepayment of $3.0 million on its borrowings under the term loan portion of its senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

7.

INTEREST RATE SWAP AGREEMENTS

The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges is to reduce the exposure to adverse fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of September 30, 2009, 100% of the Company’s variable rate debt had its interest payments designated as the hedged forecasted transactions.

Pursuant to the provisions of the Credit Agreement and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable interest rate exposure in an aggregate amount of at least 40% of its $125.0 million term loan facility, or $50.0 million for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements require the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50.0 million and a fixed rate of 2.75% on $20.0 million), and to receive from the respective counterparty, interest payments, based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. The interest rate swaps effectively fixed the interest on $70.0 million of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

The Company has formally documented the hedging relationships and has accounted for these derivatives as cash flow hedges. Gains or losses resulting from changes in the fair value of these agreements have been recorded in OCI, net of tax, until the hedged item is recognized in earnings. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. Any ineffectiveness is recorded directly to interest expense.

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $25.5 million of term loan borrowings to date causing its $20.0 million notional amount interest rate swap to become ineffective. The Company estimated the ineffectiveness as of September 30, 2009 to be an unrealized loss of $0.2 million ($0.1 million after taxes).  The Company reclassified the after tax amount from accumulated OCI to the condensed consolidated income statement in the three and nine month periods ending September 30, 2009. The Company has included the gross amount of the loss in interest expense on its condensed consolidated income statement.

Changes in the cash flows of the $50.0 million notional amount interest rate swap are expected to remain highly effective at offsetting the changes in overall cash flows (i.e. changes in interest payments) attributable to fluctuations in the LIBOR rates on the Company’s variable-rate debt. The Company considers the $50.0 million notional amount interest rate swap to be a cash flow hedge and eligible for hedge accounting. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated OCI on the condensed consolidated balance sheets. See Note 2 – Comprehensive Income.

As of September 30, 2009, the fair value of the interest rate swap agreements was approximately $(1.8) million and was recorded as a liability on the condensed consolidated balance sheet with an offset to OCI and interest expense (for the ineffective portion). Deferred tax benefits of $0.7 million were also recorded to OCI, leaving a balance of approximately $1.0 million in accumulated OCI related to these swap agreements.

Activity related to cash flow hedges recorded in OCI during the three months ended September 30, 2009 was as follows:

	Gain (Loss)
(Amounts in thousands)	Recognized in OCI (effective portion)	Reclassified to interest expense (effective portion)	Reclassified to interest expense (ineffective portion)
Interest Rate Swaps	$(226)	$369	$192

Activity related to cash flow hedges recorded in OCI during the nine months ended September 30, 2009 was as follows:

	Gain (Loss)
(Amounts in thousands)	Recognized in OCI (effective portion)	Reclassified to interest expense (effective portion)	Reclassified to interest expense (ineffective portion)
Interest Rate Swaps	$(550)	$1,122	$192

The Company expects that approximately $1.6 million of the net estimated pretax fair value recorded in accumulated OCI will be reclassified to interest expense over the next twelve months coinciding with interest payments on the underlying term loan portion that was hedged. Interest rate swap payments are included in net cash provided by operating activities on the Company’s condensed consolidated statement of cash flows.

8.

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the FASB ASC, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Fair Value Measurements and Disclosures Topic also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

During the three and nine months ended September 30, 2009, the Company’s only financial assets/liabilities required to be measured on a recurring basis were the interest rate swap agreements and a marketable security included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and Level 2 inputs to value the interest rate swap agreements. The Company did not hold any Level 3 assets or liabilities at September 30, 2009 or December 31, 2008. The Fair Value Measurements and Disclosures Topic of the FASB ASC also states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness will be considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of September 30, 2009, both counterparties are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on the fair value of the interest rate swap agreements.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements as of September 30, 2009			Fair Value Measurements as of December 31, 2008
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$213	$213	$—	$—	$—	$—

Financial Liabilities:
Interest rate swaps	$1,811	$—	$1,811	$2,382	$—	$2,382

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

During the nine months ended September 30, 2009, the Company did not repurchase shares due to restrictions under its Credit Agreement. During the nine months ended September 30, 2008, the Company repurchased a total, under both programs, of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. All of the common stock purchased was retired. Under the February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s Credit Agreement. At September 30, 2009, the Company had approximately 30.8 million shares of common stock outstanding.

Share-Based Payments

During the three and nine month periods ended September 30, 2009, $0.6 million and $1.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments.  During the three and nine month periods ended September 30, 2008, $0.4 million and $0.9 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 22,831 shares of common stock were issued upon vesting of restricted stock awards and 26,814 shares were converted upon exercise of employee stock options, in the nine month period ended September 30, 2009 (of which 16,983 shares were converted upon exercise in the three months ended September 30, 2009).

10.

SEGMENT DATA

The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$64,053	$128,910	$247,664	$402,241
Physician staffing	39,595	10,831	118,600	10,831
Clinical trials services	16,426	25,414	56,816	75,181
Other human capital management services	9,561	12,979	31,018	40,083
	$129,635	$178,134	$454,098	$528,336

Contribution income (a):
Nurse and allied staffing	$6,236	$14,332	$23,466	$41,132
Physician staffing	3,961	928	11,334	928
Clinical trials services	1,652	3,755	6,111	11,937
Other human capital management services	682	1,589	1,940	6,092
	12,531	20,604	42,851	60,089

Unallocated corporate overhead	5,732	6,844	17,741	20,284
Depreciation	2,034	1,789	6,645	5,352
Amortization	1,005	713	3,046	2,029
Income from operations	$3,760	$11,258	$15,419	$32,424

———————

(a)

The Company defines contribution income as income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial is scheduled to occur in April 2010. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a material effect on the Company’s consolidated financial position or results of operations.

12.

INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 42%. This rate is higher than the previously estimated 39% effective tax rate in the second quarter due to the impact of certain discrete items including a true-up of the estimated tax liability for 2008. The above average rate reduced the third quarter net income by $0.3 million, or $0.01 per common share basic and diluted.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at January 1, 2009	$2,628
Additions based on tax positions related to the current year	747
Additions based on tax positions related to prior years	910
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(134)
Balance at September 30, 2009	$4,151

As of September 30, 2009, the Company had approximately $3.4 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the nine months ended September 30, 2009, the Company had gross increases of $1.7 million to its current year unrecognized tax benefits related to federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.6 million and $0.5 million for the payment of interest and penalties at September 30, 2009 and December 31, 2008, respectively.

The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

13.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued ASC 825, Financial Instruments, which extends the disclosure requirements of the Financial Instruments Topic of the FASB ASC to interim financial statements of publicly traded companies as defined in the Interim Reporting Topic of the FASB ASC. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company has adopted the required disclosure requirements for its second quarter of 2009. Since ASC 825 requires only additional disclosures concerning the financial instruments, the adoption did not affect the condensed consolidated balance sheet, statements of income or cash flows of the Company.

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. ASC 855 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of ASC 855, effective June 2009, did not affect the condensed consolidated balance sheets, statements of income or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB ASC is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has used the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the quarter ending September 30, 2009. The Codification does not change or alter existing GAAP and there was no impact on the condensed consolidated balance sheets, statements of income or cash flows of the Company.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended September 30, 2009, our nurse and allied staffing business segment represented approximately 49% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 37% of our total revenue and 75% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 31% of revenue in the third quarter of 2009 and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing, as well as clinical trials management, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 7% of our revenue and consists of education and training and retained search services.

For the quarter ended September 30, 2009, our revenue was $129.6 million, and net income was $1.0 million, or $0.03 per diluted share. Cash flow provided by operating activities for the first nine months of 2009, was $69.9 million and was primarily used to repay debt. During the nine months ended September 30, 2009, we also used cash on hand to pay our earnout obligations of $7.5 million related to our recent acquisitions. We ended the quarter with total debt of $69.5 million and $12.0 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 18.4% as of September 30, 2009.

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

In varying degrees, each of our businesses’ results in the quarter were impacted by the challenging business environment we have experienced, with the impact of the recession being most severe on our travel nursing business and least severe on our physician staffing business. At the same time, we have also experienced improvements in certain business metrics which we believe are indicators of future revenue growth, particularly in our nurse and allied staffing business segment as noted below.

Nurse and Allied Staffing

Our results in the third quarter of 2009 were impacted by a very challenging environment for this business in the first half of the year. During that time, the environment for our nurse and allied staffing services reflected both hospital admission trends that have been largely flat since the first quarter of 2003 and a deteriorating national labor market resulting in higher levels of unemployment that translated into more uninsured people and fewer people with commercial health insurance coverage. Our hospital clients had been increasingly reluctant to commit to contract nurses, most often citing low patient census and financial pressures as factors for their hesitation. In addition, the dramatic deterioration in the economy and national labor markets since the third quarter of 2008 likely encouraged full and part-time nurses to work more hours directly for hospitals, thus greatly reducing the hospital industry’s reliance on the type of outsourced labor we provide.

Since mid-September our travel staffing volume has increased 7%. In addition, in the third quarter of 2009, relative travel nurse bookings, defined as net weeks booked as a percentage of the average number of FTE’s on assignment, averaged 112% during the third quarter, as compared to 73% in the second quarter of 2009. It takes several months for sequential volume growth to materialize after booking trends begin to improve due to the typical three-month contract length and the normal one-month delay from the time a contract is booked to the assignment start date. This improvement in staffing volume has resulted from a significant increase in demand since the spring with our current open orders for travel nurses, while still at relatively low levels, at more than six times the levels seen prior to the summer. Our analysis of the increase in demand indicates that it is spread across numerous nursing specialties and suggests the increase is not just related to the H1N1 virus or normal seasonality. While we do not expect our staffing volume to parallel the rapid increase in demand, it does change the constraints on our growth from one of demand to one of supply.

Physician Staffing

We believe the recession, the stock market decline and the weakened housing market have delayed the retirement plans of many older physicians. This dynamic, in conjunction with fewer elective surgeries, has resulted in a decrease in demand for temporary physicians, particularly in such specialties as anesthesiology and surgery. We also believe that hospitals and medical groups have experienced financial pressures on their operations which have resulted in less utilization of temporary physicians.

Clinical Trials Services

The environment for clinical trials services has been weak during the year stemming from a slow-down in clinical trials caused largely by economic factors and financial market conditions, along with uncertainty concerning research and development activities following mergers and acquisitions in the pharmaceutical and biotechnology sectors. We are seeing gradual improvement in the core contract staffing component of our business while continuing to experience weakness in our other service offerings due to project-specific factors in our CRO activities and in drug safety monitoring activities. Despite the recent weaknesses, demographic factors and advances in biotechnology should drive long-term growth for this business segment.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	72.7	73.4	73.3	73.8
Selling, general and administrative expenses	22.3	18.8	21.2	18.6
Bad debt expense	(0.2)	0.1	(0.0)	0.1
Depreciation and amortization	2.3	1.4	2.1	1.4
Income from operations	2.9	6.3	3.4	6.1
Foreign exchange loss (gain)	0.0	(0.0)	0.0	(0.0)
Interest expense, net	1.3	0.4	1.0	0.3
Other income	(0.2)	0.0	(0.0)	0.0
Income before income taxes	1.8	5.9	2.4	5.8
Income tax expense	1.1	2.4	1.0	2.3
Net income	0.7%	3.5%	1.4%	3.5%

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

The transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. Any earnout payments are allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). In the second quarter of 2009, we paid $6.7 million, related to the 2008 performance.

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

The acquisition has been accounted for in accordance with Business Combinations Topic of the FASB ASC, using the purchase method. The results of MDA’s operations have been included in the consolidated statements of income since September 1, 2008, the agreed-upon accounting date of the acquisition. MDA’s allied staffing services have been included in our nurse and allied staffing business segment. MDA’s physician staffing services have been reported as a new business segment, physician staffing, in accordance with the Segment Reporting Topic of the FASB ASC.

Based on an independent third-party appraisal, we assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of 12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs of approximately $0.7 million and $0.6 million are included as goodwill on the consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.

Assent Consulting

On July 18, 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent) for $19.6 million in cash paid at closing, including $1.0 million which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment that was settled with a payment of $0.5 million to us in the fourth quarter of 2007. This transaction also includes an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million was being held in escrow, subject to forfeiture to us, to the extent a 2008 performance milestone was not achieved. However, based on 2008 performance, the full amount was released to the seller in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow for post-closing liabilities of $1.0 million was released to the sellers.

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

The potential earnout payments were based on 2007 and 2008 performance, as defined by the share purchase agreement and were not related to the sellers’ employment. In the first quarter of 2008, we paid £1.1 million (approximately $2.1 million) related to 2007 performance. In the second quarter of 2009, we paid the sellers £0.5 million (approximately $0.7 million) related to 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 92% of our stockholders’ equity as of September 30, 2009. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $130.7 million and $94.1 million, respectively, net of accumulated amortization, at September 30, 2009. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 1 to 15 years.

Segment Information

Our nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals. Nurse and allied staffing services are also marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$64,053	$128,910	$247,664	$402,241
Physician staffing	39,595	10,831	118,600	10,831
Clinical trials services	16,426	25,414	56,816	75,181
Other human capital management services	9,561	12,979	31,018	40,083
	$129,635	$178,134	$454,098	$528,336

Contribution income (a):
Nurse and allied staffing	$6,236	$14,332	$23,466	$41,132
Physician staffing	3,961	928	11,334	928
Clinical trials services	1,652	3,755	6,111	11,937
Other human capital management services	682	1,589	1,940	6,092
	12,531	20,604	42,851	60,089

Unallocated corporate overhead	5,732	6,844	17,741	20,284
Depreciation	2,034	1,789	6,645	5,352
Amortization	1,005	713	3,046	2,029
Income from operations	$3,760	$11,258	$15,419	$32,424

———————

(a)

We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenue from services

Revenue from services decreased $48.5 million, or 27.2%, to $129.6 million for the three months ended September 30, 2009, as compared to $178.1 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in revenue from our nurse and allied staffing business segment, as well as decreases in our clinical trials services and other human capital management services business segments, which were partially offset by the added revenue of MDA. Excluding the results of the MDA acquisition, consolidated revenue from services decreased $78.2 million or 46.9%, reflecting a challenging operating environment for all of our business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $64.9 million, or 50.3%, to $64.1 million in the three months ended September 30, 2009, from $128.9 million in the three months ended September 30, 2008, primarily due to lower volume. The decline in staffing volume reflects a weakening national labor market on the demand for our services, as well as the impact of the liquidity crisis on our hospital customers’ cost of capital.

The average number of nurse and allied staffing FTEs on contract during the three months ended September 30, 2009, decreased 48.5% from the three months ended September 30, 2008. Average nurse and allied staffing revenue per FTE decreased approximately 3.5% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to a higher mix of per diem staffing operations, which tend to have lower average bill rates than travel staffing, and a shift in mix toward lower skilled professionals within our per diem staffing operations. The average bill rate in our travel staffing operations was essentially flat.

Physician staffing

Revenue from our physician staffing business was $39.6 million for the three months ended September 30, 2009, compared to $10.8 million in the three months ended September 30, 2008. The Company established the physician staffing business segment in September 2008 with its acquisition of MDA.

Clinical trials services

Revenue from clinical trials services decreased $9.0 million, or 35.4%, to $16.4 million in the three months ended September 30, 2009, from $25.4 million in the three months ended September 30, 2008. This decline was primarily due to a decrease in contract staffing volume, several clinical research projects that ended in the third quarter of 2009, and a decrease in revenue from a specific drug safety contract.

Other human capital management services

Revenue from other human capital management services for the three months ended September 30, 2009, decreased $3.4 million, or 26.3%, to $9.6 million from $13.0 million in the three months ended September 30, 2008, reflecting a decrease in revenue related to the number of retained searches we performed and lower average seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $36.4 million, or 27.9%, to $94.3 million for the three months ended September 30, 2009, as compared to $130.7 million for three months ended September 30, 2008.

As a percentage of total revenue, direct operating expenses represented 72.7% of revenue for the three months ended September 30, 2009, and 73.4% for the three months ended September 30, 2008. The decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations and lower housing costs as a percentage of revenue; partially offset by increased insurance expenses for our field staff as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.6 million, or 13.8%, to $28.9 million for the three months ended September 30, 2009, as compared to $33.5 million for the three months ended September 30, 2008. The decrease in selling, general and administrative expenses was primarily due to our efforts to reduce overhead expenses, partially offset by the additional expenses from the MDA acquisition and severance costs of $0.3 million.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.7 million for three months ended September 30, 2009, compared to $6.8 million for the three months ended September 30, 2008. As a percentage of consolidated revenue, unallocated corporate overhead was 4.4% for the three month period ended September 30, 2009 and 3.8% for the three month period ended September 30, 2008.

As a percentage of total revenue, selling, general and administrative expenses were 22.3% and 18.8%, for the three months ended September 30, 2009 and 2008, respectively. This increase is primarily due to negative operating leverage.

Bad debt expense

Bad debt expense was $(0.3) million and $0.2 million for the three month periods ended September 30, 2009 and 2008, respectively, reflecting improved collections in both periods.

Contribution income

Contribution income from our nurse and allied staffing segment for the three months ended September 30, 2009, decreased $8.1 million or 56.5%, to $6.2 million from $14.3 million in three months ended September 30, 2008. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.7% for the three months ended September 30, 2009, and 11.1% for the three months ended September 30, 2008. This decrease is primarily due to negative operating leverage and higher insurance expenses for our field staff; partially offset by a widening of our bill-pay spread and lower housing expenses as a percentage of revenue.

Contribution income from physician staffing for the three months ended September 30, 2009, was $4.0 million and $0.9 million in the three months ended September 30, 2008. The physician staffing business segment was established in September 2008 as noted previously. As a percentage of physician staffing revenue, contribution income was 10.0% in the three months ended September 30, 2009 compared to 8.6% in the three months ended September 30, 2008.

Contribution income from clinical trials services for the three months ended September 30, 2009, decreased $2.1 million, or 56.0%, to $1.7 million, from $3.8 million in the three months ended September 30, 2008. As a percentage of clinical trials services revenue, segment contribution income was 10.1% in the three months ended September 30, 2009, compared to 14.8% in the three months ended September 30, 2008, primarily due to negative operating leverage.

Contribution income from other human capital management services for the three months ended September 30, 2009, decreased by $0.9 million, or 57.1%, to $0.7 million, from $1.6 million in the three months ended September 30, 2008 primarily due to lower contribution income from the retained search business. Contribution income as a percentage of other human capital management services revenue was 7.1% for the three months ended September 30, 2009 and 12.2% for the three months ended September 30, 2008, primarily reflecting a lower contribution from the retained search business, which has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended September 30, 2009, totaled $3.0 million as compared to $2.5 million for the three months ended September 30, 2008. As a percentage of revenue, depreciation and amortization expense was 2.3% for the three months ended September 30, 2009 and 1.4% for the three months ended September 30, 2008. This increase is primarily due to higher amortization expense related to intangible assets recorded for the MDA acquisition, additional depreciation expense on fixed assets of MDA and decreased revenue from services.

Interest expense, net

Interest expense, net, totaled $1.7 million for the three months ended September 30, 2009 and $0.8 million for the three months ended September 30, 2008. Interest expense in the three month period ended September 30, 2009 includes an estimate of $0.2 million ineffectiveness on our interest rate swaps caused by significant prepayments on our term loan borrowings as noted below in the Credit Facility section. The remaining increase was due to higher average borrowings in the three months ended September 30, 2009. Higher borrowings in the three months ended September 30, 2009, were primarily due to the financing of the MDA acquisition in September of 2008. The effective interest rate on our borrowings was 4.7% for both the three month period ended September 30, 2009 and the three month period ended September 30, 2008.

Other income

Other income in the three months ended September 30, 2009 represents a gain on the sale of marketable securities classified as available for sale.

Income tax expense

Income tax expense totaled $1.3 million for the three months ended September 30, 2009, as compared to $4.4 million for the three months ended September 30, 2008. The effective tax rate was 57.4% in the three months ended September 30, 2009, compared to 41.5% in the three months ended September 30, 2008. The higher tax rate in the third quarter of 2009 was due to certain discrete items including a true-up for the estimated tax liability for 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenue from services

Revenue from services decreased $74.2 million, or 14.1%, to $454.1 million for the nine months ended September 30, 2009, as compared to $528.3 million for the nine months ended September 30, 2008. The decrease was primarily due to lower revenue from our nurse and allied staffing business segment as well as decreases in our clinical trials services and other human capital management services business segments, substantially offset by the added revenue of MDA. Excluding the impact of the MDA acquisition, consolidated revenue from services decreased $186.4 million or 36.1%, reflecting a challenging operating environment for all of our business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $154.6 million, or 38.4%, to $247.7 million in the nine months ended September 30, 2009, from $402.2 million in the nine months ended September 30, 2008, primarily due to lower volume. The decline in staffing volume reflects a weakening national labor market on the demand for our services, as well as the impact of the liquidity crisis on our hospital customers’ cost of capital.

The average number of nurse and allied staffing FTEs on contract during the nine months ended September 30, 2009, decreased 37.0% from the nine months ended September 30, 2008. Average nurse and allied staffing revenue per FTEs decreased approximately 2.3% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a higher mix of per diem staffing operations, which tend to have lower average bill rates than travel staffing and a shift in mix toward lower skilled professionals within our per diem staffing operations. The average bill rate in our travel staffing operations increased 1.3%.

Physician staffing

Revenue from our physician staffing business was $118.6 million for the nine months ended September 30, 2009, compared to $10.8 million for the nine months ended September 30, 2008. The Company established the physician staffing business in September 2008 with its acquisition of MDA.

Clinical trials services

Revenue from clinical trials services decreased $18.4 million, or 24.4%, to $56.8 million in the nine months ended September 30, 2009, from $75.2 million in the nine months ended September 30, 2008. This decline was primarily due to a decrease in contract staffing volume, several clinical research projects that ended in the third quarter of 2009, a decrease in revenue from a specific drug safety contract, a decrease in revenue from regulatory contracts and lower direct placement revenue. In addition, a $1.1 million decrease is attributable to foreign currency translation related to our foreign operations.

Other human capital management services

Revenue from other human capital management services for the nine months ended September 30, 2009, decreased $9.1 million, or 22.6%, to $31.0 million from $40.1 million in the nine months ended September 30, 2008, reflecting a decrease in revenue related to the number of retained searches we performed and lower average seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $57.2 million, or 14.7%, to $332.9 million for the nine months ended September 30, 2009, as compared to $390.1 million for nine months ended September 30, 2008.

As a percentage of total revenue, direct operating expenses represented 73.3% of revenue for the nine months ended September 30, 2009, and 73.8% for the nine months ended September 30, 2008. The decrease is primarily due to a widening of our bill-pay spread in our travel staffing operations and lower housing costs as a percentage of revenue, partially offset by an increase in workers’ compensation expense as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.4 million, or 1.5%, to $96.3 million for the nine months ended September 30, 2009, as compared to $97.8 million for the nine months ended September 30, 2008. The decrease in selling, general and administrative expenses was due to lower selling, general and administrative expenses in our organic business segments and lower unallocated corporate overhead, partially offset by the additional expenses from the MDA acquisition.

Included in selling, general and administrative expenses is unallocated corporate overhead of $17.7 million for nine months ended September 30, 2009, compared to $20.3 million for the nine months ended September 30, 2008. As a percentage of consolidated revenue, unallocated corporate overhead was 3.9% for the nine month periods ended September 30, 2009 and 3.8% for the nine months ended September 30, 2008.

As a percentage of total revenue, selling, general and administrative expenses were 21.2% and 18.6%, respectively, for the nine months ended September 30, 2009 and 2008, respectively. This increase is primarily due to negative operating leverage.

Bad debt expense

Bad debt expense was $(0.2) million for the nine months ended September 30, 2009, reflecting improved collections. Bad debt expense was $0.7 million for the nine months ended September 30, 2008.

Contribution income

Contribution income from our nurse and allied staffing segment for the nine months ended September 30, 2009, decreased $17.7 million or 43.0%, to $23.5 million from $41.1 million in nine months ended September 30, 2008. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.5% for the nine months ended September 30, 2009, and 10.2% for the nine months ended September 30, 2008. This decrease is primarily due to negative operating leverage; partially offset by a widening of our bill-pay spread and lower housing costs as a percentage of revenue.

Contribution income from physician staffing for the nine months ended September 30, 2009, was $11.3 million. As a percentage of physician staffing revenue, contribution income was 9.6%.

Contribution income from clinical trials services for the nine months ended September 30, 2009, decreased $5.8 million, or 48.8%, to $6.1 million, compared to $11.9 million in the nine months ended September 30, 2008. As a percentage of clinical trials services revenue, segment contribution income was 10.8% in the nine months ended September 30, 2009, compared to 15.9% in the nine months ended September 30, 2008, primarily due to negative operating leverage.

Contribution income from other human capital management services for the nine months ended September 30, 2009, decreased by $4.2 million, or 68.2%, to $1.9 million, from $6.1 million in the nine months ended September 30, 2008 due to lower contribution income from both the retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue was 6.3% for the nine months ended September 30, 2009 and 15.2% for the nine months ended September 30, 2008, primarily reflecting the lower number of searches in our retained search business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the nine months ended September 30, 2009, totaled $9.7 million as compared to $7.4 million for the nine months ended September 30, 2008. As a percentage of revenue, depreciation and amortization expense was 2.1% for the nine months ended September 30, 2009 and 1.4% for the nine months ended September 30, 2008. This increase is primarily due to higher amortization expense related to intangible assets recorded for the MDA acquisition, additional depreciation expense on fixed assets of MDA and decreased revenue from services.

Interest expense, net

Interest expense, net, totaled $4.9 million for the nine months ended September 30, 2009 and $2.0 million for the nine months ended September 30, 2008. Interest expense in the nine month period ended September 30, 2009 includes an estimate of $0.2 million ineffectiveness on our interest rate swaps caused by significant prepayments on our term loan borrowings as noted below in the Credit Facility section. The remaining increase was due to higher average borrowings in the nine months ended September 30, 2009, partially offset by a lower effective interest rate. Higher borrowings in the nine months ended September 30, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the nine months ended September 30, 2009, was 4.5% compared to a rate of 5.1% for the nine months ended September 30, 2008.

Other income

Other income in the nine months ended September 30, 2009 represents a gain on the sale of marketable securities classified as available for sale.

Income tax expense

Income tax expense totaled $4.4 million for the nine months ended September 30, 2009, as compared to $12.2 million for the nine months ended September 30, 2008. The effective tax rate was 41.2% in the nine months ended September 30, 2009, compared to 39.9% in the nine months ended September 30, 2008. The tax rate in the nine months ended 2009 was impacted by certain discrete items as mentioned previously.

Liquidity and Capital Resources

As of September 30, 2009, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.5 to 1. Working capital decreased by $43.6 million to $61.5 million as of September 30, 2009, compared to $105.1 million as of December 31, 2008, primarily due to a decrease in accounts receivable.

Net cash provided by operating activities during the nine months ended September 30, 2009, was $69.9 million, compared to $40.9 million in the nine months ended September 30, 2008. The increase was primarily due to a decrease in accounts receivable resulting from decreased volume and improved collections in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This was partially offset by lower net income. Number of days’ sales outstanding decreased by 3 days to 50 days at September 30, 2009, compared to 53 days at December 31, 2008.

Investing activities used $9.7 million in cash during the nine months ended September 30, 2009, primarily for earnout payments of $7.5 million related to our MDA and AKOS acquisitions and capital expenditures of $2.1 million. During the nine months ended September 30, 2008, investing activities used $129.7 million in cash, primarily for the purchase of MDA and for earnout payments related to the acquisitions of Assent and AKOS.

Net cash used in financing activities during the nine months ended September 30, 2009, was $58.6 million compared to net cash provided by financing activities of $92.6 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we repaid a net of $63.8 million of our total debt, primarily from cash flow from operations. In the nine months ended September 30, 2008, we borrowed $125.0 million through a term loan to fund the acquisition of MDA. We repaid a net of $20.2 million of our total debt. In addition, proceeds and tax benefits from the exercise of stock options provided $1.2 million in the nine months ended September 30, 2008. Offsetting these inflows in the nine months ended September 30, 2008, we used $10.8 million to repurchase and retire stock, and $2.6 million to pay debt issuance costs related to the financing of the MDA acquisition.

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

During the nine months ended September 30, 2009, we did not make any repurchases due to restrictions under our Credit Agreement. During nine months ended September 30, 2008, we repurchased, under both programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. All of the common stock was retired. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares, subject to the constraints of the Credit Agreement. At September 30, 2009, we had approximately 30.8 million shares of common stock outstanding.

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

The table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of September 30, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.69 to 1.00

Minimum Interest Coverage Ratio	5.00 to 1.00	6.90 to 1.00

Maximum Capital Expenditures for 2009 (b)	$25.3 million	$2.1 million

———————

(a)

Our Leverage Ratio must not be greater than 2.50 to 1.00 as of September 30, 2009 and thereafter.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

Subsequent to September 30, 2009, we made an optional prepayment of $3.0 million on our borrowings under the term loan portion of our senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

We believe that our capital resources are sufficient to meet our working capital needs including our earnout payment commitment for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, and debt service from a combination of operating cash flows and funds available under our current credit agreement.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2009:

Commitments	Total	2009	2010		2011	2012	2013	Thereafter
	(Amounts in thousands)
Senior secured credit facility (a)	$68,360	$1,349	$5,846		$8,995	$21,138	$31,032	$—

Capital lease obligations	1,121	125	906		41	19	22	8

Operating leases obligations (b)	34,325	1,800	6,490		6,060	5,667	4,817	9,491

Purchase obligations (c)	1,254	304	603		296	51	—	—

Earnout payment	—	—	—	(d)	—	—	—	—
	$105,060	$3,578	$13,845		$15,392	$26,875	$35,871	$9,499

———————

(a)

Subsequent to September 30, 2009, we made an optional prepayment of $3.0 million of our borrowings under the term loan portion of our senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement. Under our Credit Agreement, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our Credit Agreement. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Credit Agreement could be declared immediately due and payable.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825, Financial Instruments, which extends the disclosure requirements of the Financial Instruments Topic of the FASB ASC to interim financial statements of publicly traded companies as defined in the Interim Reporting Topic of the FASB ASC. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We have adopted the required disclosure requirements in our second quarter of 2009. Since ASC 825 requires only additional disclosures concerning the financial instruments, the adoption did not affect our condensed consolidated balance sheet, statements of income or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. ASC 855 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of ASC 855, effective June 2009, did not affect our condensed consolidated balance sheets, statements of income or cash flows.

In June 2009, the FASB issued Accounting Standards Update 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB ASC is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have used the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the quarter ending September 30, 2009. The Codification does not change or alter existing GAAP and there was no impact on our condensed consolidated balance sheets, statements of income or cash flows.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion supplements the detailed information presented in our Annual Report on Form 10-K filed for the year ended December 31, 2008.

Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates would have resulted in interest expense fluctuating $0.8 million and $0.3 million in the nine months ended September 30, 2009 and 2008, respectively. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.3 million in the nine months ended September 30, 2009 and 2008, respectively.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial is scheduled to occur in April 2010. The Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

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

CROSS COUNTRY HEALTHCARE, INC.

Date:	November 6, 2009	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date:	November 6, 2009	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer