Form 10-K
period 2009-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2010-03-15
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2009 of $6.87 as reported on the NASDAQ National Market, was $192,215,572. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 28, 2010, 31,009,404 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2010 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page

PART I

Item 1.        Business.

Item 1A.     Risk Factors.

20

Item 1B.     Unresolved Staff Comments.

27

Item 2.        Properties.

27

Item 3.        Legal Proceedings.

27

Item 4.        (Removed and Reserved).

27

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

28

Item 6.        Selected Financial Data.

31

Item 7.        Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

33

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

53

Item 8.        Financial Statements and Supplementary Data.

54

Item 9.        Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

54

Item 9A.     Controls and Procedures.

54

Item 9B.     Other Information.

56

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

56

Item 11.      Executive Compensation.

56

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
Related Stockholders Matters.

56

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

56

Item 14.      Principal Accountant Fees and Services.

56

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

57

SIGNATURES

58

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2010.

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

PART I

Item 1.

Business.

Overview of Our Company

We are a diversified leader in healthcare staffing services offering a comprehensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing, (3) clinical trials services and (4) other human capital management services. We believe we are one of the top two providers of travel nurse and allied staffing services; one of the top three providers of temporary physician staffing (locum tenens) services; a leading provider of clinical trials staffing services and retained physician search services; and a provider of educational seminars, specifically for the healthcare marketplace.

The long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. There are projected shortages of registered nurses (RNs) and physicians. Demand for our healthcare staffing services is primarily influenced by the strength or weakness in national acute care hospital admissions relative to expectations and the volume of patients at other medical facilities, as well as labor market dynamics that influence the number of hours worked by healthcare professionals. Demand for clinical trials staffing is primarily influenced by the level of research and development activities by pharmaceutical and biotechnology companies. The supply of healthcare professionals in the marketplace is dependent upon the number of RNs and physicians entering their respective professions versus retiring from the workforce.

The supply of RNs available for our nurse and allied staffing services is variable and primarily based on current labor market dynamics. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments versus being in private practice or employed at healthcare facilities, the desire of older physicians to work fewer hours, work-lifestyle balance especially among younger physicians, and the trend toward more female physicians in the workforce looking to work fewer hours than male counter-parts. The supply of clinical trials personnel in the marketplace is relatively stable and comprised primarily of healthcare professionals who have left a care giving role to pursue clinical research opportunities and individuals with the education background and experience in life sciences. The supply of people available for our clinical trials services is dependent on the number of clinical trial professionals not currently employed in ongoing trials, as well as new people entering the industry. In the short-term, demand for our healthcare staffing services during 2009 was significantly reduced due to the negative impact that the labor and financial markets had on our customers as a result of the steep economic down-turn that began during the fall of 2008.

We have a diversified revenue mix across business sectors and healthcare customers. For the year ended December 31, 2009, our revenue was $578.2 million. Our nurse and allied staffing business segment is comprised of travel and per diem nurse staffing and travel allied health staffing and represented 54% of our revenue, and is our largest segment. Our physician staffing business segment consists of temporary physician staffing services with placements across more than 15 clinical specialties and represented 26% of our revenue. Our clinical trials services business segment consists of contract staffing, as well as drug safety monitoring, regulatory consulting and clinical trials management to pharmaceutical and biotechnology customers and represented approximately 13% of our revenue. Our other human capital management services business segment consists of education and training, as well as retained search services related to physicians and healthcare executives and was 7% of our revenue. For additional financial information concerning our business segments see Note 16 to the consolidated financial statements - Segment Information, contained elsewhere in this report. On a company-wide basis, we have approximately 4,500 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology customers, and other healthcare organizations to provide our healthcare staffing and outsourcing solutions. In 2009, no single client accounted for more than 4% of our revenue. In addition, our fees are paid directly by our clients and in certain cases by third-party administrative payers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Our net income was $6.7 million, or $0.22 per diluted share, for the year ended December 31, 2009. During 2009, we generated a record $72.3 million in cash flow from operations and reduced our debt by $70.6 million from the prior year. At year-end 2009, we had $8.6 million of cash and short-term cash investments, and we had $62.5 million of total debt on our balance sheet resulting in a debt to total capitalization ratio of 17.5%. Our debt leverage ratio at December 31, 2009, (as defined in our credit agreement) was 1.86 to 1.00, which is well under the 2.50 to 1.00 maximum allowable ratio effective for the duration of our credit agreement.

Healthcare and Demographic Influences on Our Business

Demand Influences

According to the most recent projections by the Centers for Medicare & Medicaid Services (CMS), national healthcare expenditures are expected to have grown 5.7% to $2.5 trillion in 2009, despite the overall economy being in recession. This was due in part to growth in the use of services related to the H1N1 virus and to increases in individual healthcare coverage provided through the Consolidated Omnibus Budget Reconciliation Act (COBRA).

According to CMS, hospital spending growth is expected to have increased 5.9% in 2009 to $760.6 billion driven by higher Medicaid spending and increased demand related to treatment for the H1N1 virus offset by a reduction in demand for non-emergency procedures due to the recession.  Physician and clinical services spending growth is expected to have increased 6.3% in 2009 to $527.6 billion mostly due to higher Medicaid spending and care associated with the H1N1 virus.

Further, CMS expects national health spending to grow at an average annual rate of 6.1% reaching $4.5 trillion by 2019. In the near-term, national healthcare expenditures growth in 2010 is expected to decelerate to 3.9%, largely attributable to a slow-down in Medicare spending driven by a more than 20% reduction on physician payment rates called for under current law. Hospital revenue growth is projected to accelerate after 2010 and reach a high of 7.0% in 2016. Physician and clinical spending growth is projected to reach 6.6% by 2017.

This significant expansion in spending is expected to be driven, in large part, by greater demand for healthcare services due to both an increasing and aging population:

•

The U.S. population grew by 31% or by 70 million people, between 1980 and 2005. As baby boomers age, the number of Americans over age 65 are projected, by the U.S. Census Bureau, to double by 2030 from 35 million to 71 million. And by 2050, the U.S. population will expand to 420 million people, of which the number of people age 65 and older is expected to approach 87 million, according to a Congressional Research Service report (March 2007). Meanwhile, the oldest baby-boomers turn 65 years of age and become eligible for Medicare beginning in 2011 and the 55-to-64 age group is expected to expand to 40 million by 2014. Hospital utilization is significantly higher among older people.

•

Healthcare spending is higher for older people than younger people. Patients age 65 and older typically average six to seven doctor visits per year compared to two to four visits annually for those under age 65. If the annual number of visits continues at the present rate, the U.S. population will make 53% more trips to the doctor in 2020 than in 2000, according to a November 2008 report by the Association of American Medical Colleges (AAMC). Additionally, the most costly illnesses are more common among the elderly. As medical advances extend survival rates and improve quality of life for those with chronic conditions, the need for ongoing healthcare services will increase. The U.S. Centers for Disease Control and Prevention reported that 80% of people 65 and older have at least one chronic condition, such as diabetes, arthritis or cancer. Life expectancy for Americans is nearly 78 years, the highest in U.S. history, according to government statistics for 2005. In 2005, the U.S. Department of Health and Human Services reported that people over the age of 65 comprised 38% of all inpatients. Projections from the American Hospital Association (AHA) expect the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030.

Supply Influences

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

•

In the long-term, large shortages of RNs are projected nationwide by 2025 (Health Affairs, June/July 2009), despite the effects of the recent recession which have temporarily eased the shortage of hospital nurses in the short-term. Vacancy rates for RNs improved from a peak of 13% in 2001 to 8.1% in 2006 to 6% in 2009, according to information from the American Hospital Association and a 2009 survey of hospital CEOs conducted by AMN Healthcare, Inc. This was due to increases in RN employment consisting of younger RNs continuing to enter the workforce and older RNs remaining in the workforce longer. These recent dynamics have led researchers to revise the average age of the RN workforce downward to just under 44 years of age and project a delay from earlier estimates in the start of a substantial shortfall of RNs to around 2018 with the shortage growing to approximately 260,000 by 2025 (Health Affairs, June 2009). In a more recent survey, nearly one-third of RNs reported they will not be working in their current job in 12 months and approximately half of the respondents stated they foresee a change in their career path either out of the nursing workforce or reducing the amount of direct patient care by decreasing their hours or changing to a less demanding care-giver role, according to a 2010 Survey of Registered Nurses: Job Satisfaction and Career Plans (AMN Healthcare, Inc., January 2010). Looking toward retirement, by 2012 RNs in their fifties will comprise the largest age group in the profession, and by 2020, baby-boomer nurses will be in their sixties, although most are expected to have retired from working in acute care hospitals (Health Affairs, January/February 2007). However, due to the effects of the economic down-turn, many retired RNs returned to the workforce and those contemplating retirement are keeping their jobs to maintain household income.

•

Physicians are in short supply as well. While the root cause of this shortage dates back to the 1980s and 1990s when medical schools capped enrollment, the United States is expected to face a shortage of 124,000 – 159,000 physicians by 2025, according to a study by the AAMC published in November 2008 that expects the shortage to be most severe among family physicians and general surgeons. The AAMC also projects potential reforms, such as universal health care coverage, to add to overall demand for doctors and increase the projected shortfall by 25%. Moreover, while the number of applicants to U.S. medical schools is increasing, it has not kept pace with the expected future demand given the number of post-graduate years of training required. Surgical training, for example, requires eight to fourteen years.

Influences On Our Customers

Hospital and healthcare facility customers comprise the majority of our revenue base. Typically, they provide medical care 24/7, which requires RNs, physicians and other healthcare professionals to be staffed around the clock. Labor has historically been the largest component of a hospital’s operating budget with nursing care accounting for about half or a quarter of total expenditures. Hospitals are capital-intensive organizations that are paid for their services through reimbursements from the CMS, by insurance companies paying their members’ covered claims, and by private-pay individuals. Our fees are paid directly by our clients and in certain cases, by third-party administrative payers. As a result, we have no direct exposure to any Medicare or Medicaid reimbursements.

Since the beginning of 2003, growth in hospital in-patient admissions has been relatively flat. In addition, hospitals, healthcare facilities and physician practice groups have had to contend with changes to government reimbursements for their services, changes in legislation and agency regulations, along with a large universe of uninsured patients. These factors have been compounded by rising unemployment and higher deductibles for those with health insurance coverage, rising bad debt as well as higher professional liability related to medical errors. More recently, according to the National Bureau of Economic Research, the U.S. economy entered into a recession in December 2007, and coupled with the economic downturn, a severe credit crisis unfolded in the fall of 2008 that made borrowing significantly more costly or unavailable for individuals and businesses alike. Hospitals and healthcare facilities were impacted as many borrow to fund their day-to-day operations, longer-term facility improvements and technology investments. Hospitals also rely on philanthropic donations as a source of funding, which decreased significantly in response to the economic downturn while the capital they did have invested declined in step with the sharp drop in the stock market. As a result, hospital expansion and construction projects, which experienced a robust up-surge during the past few years, have been canceled or delayed. The recession also led to a rapid and significant downturn in the national labor market, which triggered RNs to provide more hours of service directly to hospital employers at wages hospitals were willing and able to pay. These factors resulted in a steep decline in the demand for our nurse and allied staffing services, and to a lesser extent, our physician staffing services. Physicians are revenue generators for hospitals, healthcare facilities and practice groups while nurses are an unreimbursed cost in the delivery of care. The shortage of RNs and physicians is likely to increase over time based on demographic expectations, and could be further impacted by the enactment of healthcare reform legislation that significantly increases the number of people with healthcare coverage, according to a report by the AAMC in November 2008.

In our clinical trials services segment, the pharmaceutical and biotechnology industries have historically been less impacted by downturns in the economy and more impacted by mergers and acquisitions that result in evaluation of product mix and/or funding of research and development (R&D) efforts. While an increasing amount of R&D had been outsourced over the preceding years, the global economic environment has led pharmaceutical companies to look more to in-licensing or acquiring new technologies and potential products while refocusing or scaling-back their R&D programs. The biotechnology industry was initially severely impacted by the credit crisis and lack of available funding from private and public sources that resulted in a number of companies being substantially downsized, acquired or shut down. However, a number of biotech companies have recovered somewhat as access to capital and the financial markets have improved. Nonetheless, these factors have substantially decreased R&D activity in this sector and reduced the demand for our clinical trials services.

Nurse and Allied Staffing

We are a leading provider of travel nurse staffing services in the U.S., as well as a provider of travel allied staffing and per diem nurse staffing services. Segment revenue was $313.0 million in 2009. We market our nurse and allied staffing services primarily to acute care hospitals, providing clients with staffing solutions through our Cross Country Staffing, MedStaff and Allied Health Group brands. We provide RNs for travel and per diem staffing assignments at public and private healthcare facilities, as well as for-profit and not-for-profit facilities located throughout the U.S. Our Allied Health Group provides nurse practitioners and physician assistants, as well as staffing for the radiation therapy market to hospitals, healthcare facilities and physician practice groups across the U.S. The vast majority of our assignments are at large acute-care hospitals, including teaching institutions and trauma centers, located in and around major metropolitan areas. We also provide other healthcare professionals in a wide range of specialties that include operating room technicians and various allied health professionals, such as rehabilitation therapists, radiology technicians, respiratory therapists, nurse practitioners, physician assistants and radiation therapy technicians to assignments in hospitals and non-acute care settings such as skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools. Cross Country Staffing (CCS) is our largest brand, and as a part of its business strategy, CCS has in-place a number of exclusive vendor-managed and preferred provider relationships with hospital clients, and continues to pursue such opportunities. In doing so, it provides clients with a suite of solutions to facilitate the efficient management of their temporary nursing workforce, which include full vendor management solutions. The travel nurse staffing businesses of our Cross Country Staffing and MedStaff brands and the staffing business of our Allied Health Group are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

Overview of the Nurse and Allied Staffing Industry

The temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses. Travel nurse staffing involves placement of RNs on a contract basis, typically for a 13-week assignment although assignments may range from several weeks to longer than three months. Travel assignments usually involve relocation to the geographic area of the assignment. Travel nurses provide hospitals and healthcare facilities with flexibility and variable costs to manage changes in their staffing needs due to shifts in demand as well as represent a pool of potential full-time job candidates, and enables healthcare facilities to provide their patients with a greater degree of continuity of care. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements. Per diem nurse staffing comprises the majority of outsourced temporary nurse staffing and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice by the hospital client. Consequently, housing and extensive travel are generally not required for this mode of staffing. According to industry sources, in 2009 the nurse and allied staffing industry was estimated to be approximately $6.2 billion in revenue.

With respect to quality of care and nurse education, a study by the University of Pennsylvania’s Center for Health Outcomes and Policy Research (Journal of Nursing Administration, August 2007) reported that hospital use of temporary RNs does not lower quality of care because these nurses are just as qualified – and in many cases more qualified – than permanent staff nurses. The study also found that temporary nurses were more likely than permanent nurses to hold a 4-year baccalaureate or more advanced degrees and more likely to have received their education in the past 10 years when compared to hospital staff nurses.

Recruiting

We operate differentiated brands – Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local, CRU-48, Assignment America and Allied Health Group – to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe RNs and allied health professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, as well as a high level of customer service.

In 2009, thousands of healthcare professionals applied with us through our recruitment brands. Historically, more than half of our field employees have been referred to us by other healthcare professionals. We also advertise in trade publications and on the Internet, which has become an important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online.

Our recruiters are an essential element of our travel staffing business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our recruiters work with candidates throughout their initial placement process as well as on subsequent assignments. We believe our retention rate is a direct result of these relationships. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our hospital clients. At year-end 2009, we had 93 recruiters in this segment of our business.

Our recruiters utilize proprietary computerized databases of positions to match the specifications of assignments with the experience, skills and geographic preferences of candidates. Once an assignment is selected, our account managers review the candidate’s application package before submitting it to the hospital client for consideration. Account managers are knowledgeable about the specific requirements and operating environment of the hospitals that they service. In addition, our databases of open positions are kept updated by our account managers.

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

Operations

We operate our travel staffing business from a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania; and Norcross, Georgia. In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, customer service and risk management. Our per diem staffing services are provided through a network of 15 branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automatic Data Processing, Inc. for payroll processing. Client billings are generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

During 2009, we had an average of approximately 1,423 apartments open under lease throughout the U.S. Our housing staff typically secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Apartment leases are typically three months in duration to match the assignment length of our field employees. Beyond the initial term, leases can generally be extended on a month-to-month basis. We typically provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices. We believe that our economies of scale help us secure competitive pricing and favorable lease terms.

Demand and Supply Drivers

Using temporary personnel enables healthcare providers to manage their total staffing levels of internal and external nursing resources to better match variability in patient admissions, seasonal fluctuations, and other factors such as facility expansion and staff training activities.

The market for our nurse staffing services is determined by the demand from hospital customers and the available supply of RNs and other healthcare professionals. We believe demand is a function of hospital admission trends and their level relative to expectations, as well as dynamics of the national labor market and its impact on RN’s spouses (approximately 70% of RNs in the U.S. are married) which influences the number of shifts or hours that full-and part-time RNs are willing to work directly for hospitals at wages hospitals are able to pay. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long-term by an expanding and aging population and an increasing shortage of nurses.

As we began 2009, the business environment for our nurse and allied staffing services reflected hospital admission trends that have been relatively flat since the first quarter of 2003 and the effects of the sharp economic downturn that began in the third quarter of 2008, which resulted in a credit crisis that significantly limited hospitals’ access to capital to fund their operations. The economic downturn also accelerated an already deteriorating national labor market resulting in higher levels of unemployment that translated into more uninsured people and fewer people with commercial health insurance coverage. High national unemployment typically results in RNs increasingly seeking employment as hospital staff nurses and those already employed as staff nurses become more willing to work more hours at prevailing wages. These factors substantially reduce the need for our outsourced staffing services and were reflected in the steep decline in our open orders from hospital customers and our staffing volume of health professionals we had on assignment. During the second half of 2009, we began to experience an increase in demand for our travel nurse and allied staffing services that slowly translated into sequential improvement in our bookings activity for future assignments and then a modest improvement in staffing volume, although these metrics were well below the comparable prior year period. Despite the turbulence in the environment for our nurse and allied staffing services, we were able to improve our margins by reducing direct costs, including housing and insurance expenses. Bill rates, as measured by revenue per hour in our travel nurse staffing business, contracted somewhat during late 2009 compared to the prior year.

The number of RNs in the U.S. grew 7.9% between 2000 and 2004 to 2.9 million, according to the most recent information published by the Health Resources and Services Administration (HRSA) in December 2005. Of this total, 2.4 million were employed in nursing with approximately 1.7 million RNs (58%) working full-time and 725,000 RNs (25%) working part-time. According to this information, the largest and most significant employment setting for RNs was hospitals (nearly 60%) where they represented the largest share of hospital employees at 28%.

The 2005 HRSA survey also indicated 41% of RNs were age 50 or older. This compares to 1980 when the largest age group of RNs was in their mid-to-late twenties and to 2005 when they were in their forties. The study projects that by 2012, RNs in their fifties will be the largest age group, and by 2020, those baby boomer RNs still in the workforce will be in their sixties.

The timing of younger RNs entering the profession and the retirement of older RNs has become a critical dynamic. While increasing numbers of RNs have been passing the national licensing exam (NCLEX) during the past few years and entering the workforce in their late twenties and early thirties, the number of RNs in their early to mid-twenties remains at its lowest point in forty years, according to the Health Affairs (January/February 2007) study. On the other end of the spectrum, current economic conditions appear to have delayed retirement plans for many older RNs. However, we believe this trend is likely to reverse once the economy rebounds. We believe as RNs age they consider retiring from the workforce or switching to part-time status and they increasingly reduce the number of hours worked directly for hospital employers because of the physical demands of the job in an acute care hospital setting. We also believe the attrition of newer RNs leaving the profession after a short period in the nursing workforce is a factor in this equation.

Foreign-educated RNs also play a role in providing nursing services. Nearly 90,000 foreign-educated RNs work in American hospitals, or about 3.7% of the total RN workforce, according to a 2007 study by the National Foundation for America Policy. The National Council of State Boards of Nursing (NCSBN) recently expanded the test sites for its NCLEX nurse licensing exam beyond locations in the U.S. and its territories and other international sites to include locations in Seoul, South Korea, London and Hong Kong as a convenience to foreign-educated nurse candidates. However, more recently entry into the U.S. has been blocked or delayed due to immigration quotas and a lack of appropriate temporary visa categories.

Educating Nurses

As a result of more RNs entering the profession at an older age than they previously did, RNs are less likely to have obtained their nursing education immediately after high school, as was more common in the past. Instead, people are increasingly entering nursing by graduating from a two-year associate degree program after a period spent in another career or not in the workforce. Additionally, people are entering nursing via “accelerated” Bachelor of Science degree programs designed for those with other (and usually unrelated) bachelor degrees.

Marking the ninth consecutive year of enrollment growth, enrollment in baccalaureate nursing programs increased 3.5% in 2009 from the prior year and graduations increased 3.2% from 2008 to 2009, according to preliminary survey data from the American Association of Colleges of Nursing (AACN) issued in December 2009.

The AACN survey also indicated a surge in enrollments in graduate nursing programs, which can lead to an increase in the number of nurses available to serve in teaching, leadership, and specialty and primary care roles. Enrollment in master’s programs increased 9.6% and Doctor of Nursing Practice programs increased 40.9% from the prior year while the number of students enrolled in research-focused doctoral programs increased 4.1%, according to preliminary estimates.

Interest in the nursing profession remains high based on nursing schools continuing to receive more qualified applications than can be accommodated. The AACN preliminary data reflects that more than 39,000 qualified applicants were turned away from baccalaureate nursing programs in 2009. Nursing schools continue to point to a shortage of faculty, insufficient clinical education sites, and budget cuts as barriers to future growth.

Nursing school faculty vacancies dropped in 2009, as fewer faculty members retired while many schools faced budget cuts and instituted hiring freezes. The AACN reported that the nursing school faculty vacancy rate in 2009 was 6.6%, down from 7.6% in 2008.

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

Nurse Staffing Plans and Ratios

42 Code of Federal Regulations (42CFR 482.23(b) requires hospitals that participate in Medicare to “have adequate numbers of licensed registered nurses, licensed practical (vocational) nurses, and other personnel to provide nursing care to all patients as needed”. However, it is left to the states to ensure that staffing is appropriate to meet patients’ needs safely.

Reductions in nursing budgets have resulted in fewer nurses who work longer hours, while caring for sicker patients. As a result, nurses have requested assistance from their elected officials to address these issues. Three general approaches have been proposed:

•

Require and hold hospitals accountable for implementation of nurse staffing plans, with input from practicing nurses, to assure that safe nurse to patient ratios are based on patient need and other criteria.

•

Legislators mandate specific nurse to patient ratios in legislation or regulation.

•

A combination of nurse staffing plans and legislated nurse to patient ratios, along with making staffing information available to the public.

To date, 14 states plus the District of Columbia (DC) have enacted legislation and/or adopted regulations to address nurse staffing: CA, CT, DC, IL, ME, MN, NV, NJ, NY, OH, OR, RI, TX, VT, and WA. At this time there is no Federal legislation pending with respect to nurse staffing plans or ratios.

Mandatory Overtime

Overtime is defined as the hours worked in excess of an agreed upon, predetermined, regularly scheduled full or part time work schedule, as determined by contract, established work scheduling practices, policies or procedures. Due to inadequate RN staffing, healthcare facility employers have used mandatory overtime to staff facilities. Concern for the long term effects of overtime include impact on the caregiver’s health as well as the potential for errors from fatigue and diminished quality of care provided. Research indicates that risks of making an error are significantly increased when work shifts are longer than 12 hours, when nurses worked overtime, or when they worked more than 40 hours per week. Voluntary overtime is not affected.

To date, 15 states have legislated restrictions or have provisions in regulations on the use of mandatory overtime for nurses: CA, CT, IL, MD, MN, MO, NJ, NH, NY, OR, PA, RI, TX, WA, and WV. At this time there is no Federal legislation pending with respect to mandatory overtime.

Physician Staffing

The physician staffing or “locum tenens” industry is more than 20 years old and we believe continues to have high growth prospects as more physicians choose this way of practicing medicine and healthcare organizations discover the value of temporary physician staffing. The term locum tenens is most commonly used to refer to physicians that contract with recruitment agencies to perform medical services over a certain period of time as an independent contractor at hospitals, practice groups or other healthcare organizations.

In using temporary physicians, the staffing needs of healthcare facilities are met while physicians gain flexibility in their schedules and professional experience in multiple practice settings. Utilization of temporary physician coverage ranges from rural solo physician practices to the country’s major health systems and managed care organizations. Healthcare facilities have found that supplemental healthcare professionals are needed for a variety of reasons: to compensate for a physician shortage, to fill in for an absent staff member who may be ill, on vacation, on maternity leave or sabbatical, as well as to cover while physicians attend continuing medical education courses, to supplement regular staff during busy times, or to staff new facilities while permanent providers are recruited. Many healthcare facilities across the country use temporary physicians as an integral part of their master staffing plan. In many cases, it is less costly and more efficient for them to staff at a minimum level and use temporary physicians to supplement their permanent staff, rather than always trying to staff at the maximum level and having many periods of time when the staff are not fully utilized.

Physicians choose temporary assignments for a variety of reasons and at various points in their careers. For example, it is an especially appealing option for new physicians just out of residency training. It provides them with the opportunity to sample different practices and areas of the country before making a long-term commitment in any one spot. While medical schools and residency programs teach the art of practicing medicine, new physicians frequently emerge from training without knowing just what style of practice will suit them best and many report being unhappy with their first practice setting. With temporary physician staffing, there is no pressure to rush into a permanent decision, and there are no immediate financial burdens such as “buying in” to a practice or permanently locating to what could turn out to be the wrong place. Physicians can use a temporary assignment to try out a specific practice opportunity before making a permanent commitment.

Temporary staffing is also the choice of many seasoned physicians who are not ready to retire, but want to scale down the rigors and administrative burdens of full-time practice. These physicians enjoy the opportunity to keep more reasonable hours and combine work with travel and time spent with family and friends. Other physicians choose temporary physician staffing work in mid-career as a way to find the right position in a new area, or while they are in professional transition, such as from military to civilian practice or while in the process of starting their own business.

Overview of the Physician Industry

In the long-term, there are not enough physicians to fill the number of vacancies at U.S. hospitals, practice groups and other healthcare facilities – and the shortage is expected to grow even further. There were 773,809 active physicians in 2008, according to the AAMC. However, the physician workforce is aging with a relatively large proportion of physicians approaching retirement age just as the demand for their services is projected to surge due to an aging U.S. population. The AAMC identified 252,000 active physicians, in 2005, who are currently at or would pass retirement age within 10 years. Presently, nearly one fourth of the active physician workforce is age 60 or older.

In addition to retirement, physicians also leave the workforce due to mortality, disability and career change. Consequently, demand will outpace supply through at least 2025, according to the AAMC in its November 2008 report. From 2005 to 2020, the supply of active physicians under the age of 75 is expected to increase approximately 17% while population growth and aging will contribute to a 22% increase in demand for physician services over this same period, with the highest growth in demand among specialties that predominantly serve the elderly according to a HRSA study in December 2008.

Even though medical school enrollments and graduations have increased somewhat since 2005, educating and training more physicians will not be enough to address the shortage. While the root cause of this shortage dates back to the 1980s and 1990s when enrollment in medical schools was capped, the U.S. is expected to face a shortage of 124,000 – 159,000 physicians by 2025, according to the AAMC (December 2008), with potential reforms such as universal health care coverage projected to add to overall demand and increase the shortfall by 25%. Studies by the AAMC attribute some of the causes behind the projected shortages to include:

•

Of the more than 700,000 physicians practicing medicine today in the U.S., approximately one-third of physicians are over age 55. Approximately 38% of older physicians report they are considering retirement in the next one to three years, according to the American Medical Association (AMA). In absolute terms, the number of physician retirements is expected to rise to 23,000 per year in 2025 from approximately 9,000 in 2000, according to the AAMC.

•

The shortage of primary care doctors is worsening each year, as only 20% of internal medicine third-year residents chose primary care in 2005. This was a decline from nearly 55% in 1998, according to a 2008 report from the Center for Studying Health System Change.

•

More than half of U.S. hospitals consistently faced substantial gaps in specialist coverage in their emergency departments between 2005 and 2007, especially in orthopedics and neurology, according to the AMA.

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

Educating Physicians

The number of applicants to U.S. medical schools remained stable with 42,269 applicants in 2009 compared with 42,231 in the prior year, according to the AAMC. However, actual enrollment was approximately 18,400 students entering medical school in the fall of 2009, an increase of 2% from the prior year aided by four new medical schools and 12 existing medical schools expanding their class size. Graduations from U.S. medical schools in 2009 increased 2% to 16,468 from the prior year. From 2005 to 2009, enrollments at U.S. medical schools increased 8% and graduations increased more than 4%. Looking farther out, the AAMC estimates first-year enrollment in allopathic medical schools will grow by 21% in the 2012 academic year to nearly 20,000 from enrollment levels in 2002.

Temporary Physician Staffing Drivers

According to industry sources, in 2009 the temporary physician staffing industry was estimated to be approximately $1.9 billion in revenue. The physician workforce is aging and projections suggest by 2020 the annual number of retiring physicians will reach 20,000, a 60% increase from the current number of approximately 12,000 annual physician retirements, according to the December 2008 HRSA survey. While age is the most common and reliable predictor of when physicians leave the workforce, additional factors include: physician net worth, increased risk of burnout, health problems and eligibility for government programs for the elderly, as well as societal expectations, spousal preferences, and financial incentives. Physician retirement patterns could also be impacted by changes in market conditions, the health care operating environment, or government policies that affect any of these factors.

Despite the above, the retirement rate for physicians is on a five-year downward trend with the share of all physicians who have left a practice for retirement having fallen from 15% in 2004 to 11% in 2008, according to an annual physician retention study conducted by the American Medical Group Association (AMGA) and our Cejka Search subsidiary. We believe the retirement plans of permanent physicians and use of temporary physicians has been negatively impacted by the recession, the stock market decline, and the weakened housing market. The demand for physician staff has also been impacted by the reduction in the number of surgeries.

Hours of direct patient care and physician productivity are generally a function of age and can vary by specialty and geography. On average, middle-aged physicians work more hours per week and more weeks per year compared to older and younger physicians, although average hours worked for some age groups change over time, according to the HRSA study (December 2008). Physicians age 46-55 worked more hours than in earlier years, while physicians age 56-65 average hours worked was relatively constant. Physicians under age 36 worked 10% fewer hours in 2002 than they did in 1985, while there is a slight downward trend in average hours worked for physicians age 36-45, and a drop in average hours worked by physicians over age 65. In addition, approximately 1 in 4 physicians are female and approximately half of all graduating physicians are female, so over time, women will constitute a growing proportion of the physician workforce. The AMA reported in 2001 that the median number of hours worked per week for female physicians was 49 hours compared to 57 hours for male physicians. Employment type and practice location can also influence physician productivity. AMA statistics show that self-employed physicians tend to work more hours per year in patient care compared to physicians who are independent contractors. Independent contractors, in turn, tend to work more time in patient care compared to employee physicians. Also, physicians in less populated areas tend to spend more time providing patient care than do physicians in more populated area.

Physicians are attracted to the locum tenens industry for a number of reasons, and thus provide an ongoing supply to physicians to the industry. Locum tenens gives a physician the opportunity to practice medicine and focus almost exclusively on patient care without having the administrative aspects of managing a business, reimbursement concerns, hospital politics or malpractice costs. In addition, locum tenens can be an attractive career opportunity for physicians for other reasons depending on their age, financial situation and stage of career.

•

Physicians age 35 and under. Younger physicians who are recent residency program graduates look to experience different practice settings and locations before making more permanent career decisions. Approximately 68% of final year medical residents receive multiple job solicitations and in some specialties, such as radiology and cardiology, the number is even higher. Locum tenens allows the younger physician to try out different opportunities before settling on one. It can also assist physicians in paying off their student loans.

•

Physicians 35-49. Physicians in the middle stages of their career find a locum tenens practice to suit their lifestyle as a fulltime career, as a way to take a break from their current practices but remain working, as a transition opportunity or as a means to supplement their income.

•

Physicians age 50 or older. Older physicians at the later stages of their career normally find a diverse travel practice with decreased time requirement to be appealing. They may look for job enrichment by choosing a locum tenens position or looking for employment before retirement. Physicians in this category may no longer wish to operate a practice and all the administrative issues that accompany it, but wish to continue working, even if just for a few months a year.

Our Physician Staffing Business

MDA is one of the three largest providers of physician staffing services in the U.S. It was founded in 1987 and is based in Norcross, Georgia. Segment revenue was $151.9 million in 2009. We acquired substantially all of the assets of MDA in September 2008. During the year, MDA handled more than 6,100 assignments for approximately 1,150 clients utilizing its database of approximately 150,000 providers representing a wide range of medical specialties.

MDA also offers allied health providers temporary and permanent staffing opportunities at healthcare client facilities. In addition, MDA is one of only three locum tenens companies with an in-house Credentials Verification Organization (Credent) that is certified by the NCQA (National Committee for Quality Assurance), which verifies critical credentials prior to MDA’s assignments. Credent uses an extensive proprietary database and interfaces with MDA’s professional liability carrier to obtain approvals of providers. It takes risk management decisions out of the sales process by verifying credentials of providers and approving specific assignments.

Quality medical malpractice liability insurance coverage is a critical component of the MDA business model. Clients usually require MDA to refer physicians with medical professional liability coverage, and physicians are attracted to MDA because it offers quality malpractice coverage.

MDA currently is the only multi-specialty physician staffing company that has procured an occurrence form policy from Medical Protective Company, a Berkshire-Hathaway insurance company (A++ rated by Standard & Poor’s). This represents a substantial competitive advantage in the recruitment of physicians. In addition, the occurrence-based policy is of particular importance to physicians as it covers incidents occurring during the policy period regardless of when they are reported. The more common claims-made policy only covers physicians for claims reported during the policy period.

When it was initially founded, the locum tenens industry primarily served clinics, group practices and rural hospitals. As the physician staffing industry matured, an increasing amount of business has been generated from serving hospitals (in both urban/suburban and rural settings). Large, nationwide hospital systems and associations continuously use MDA’s services due to its ability to respond quickly to the hospital’s needs, and offer quality physicians on a temporary or permanent basis. MDA also provide services to various U.S. government institutions, including the Indian Health Services, the Department of Veterans Affairs, the Army, Air Force and other agencies. In 2009, approximately 51% of MDA’s business was from hospitals and approximately 49% was from physician practice groups and other healthcare facilities.

Recruiting

MDA successfully operates a multi-site business model with employees/recruiters at several locations nationwide. Recruiters go through extensive training in both sales and marketing specialties in order to have continuity with providers and hospitals to facilitate quick and personal service to every customer. Each recruiter covers one specialty and one geographic region whereas competitors typically have separate sales and marketing personnel that can add more contacts and confusion to the staffing process. Recruiters are also responsible for managing accounts, including the responsibility for collecting amounts due from customers, enabling MDA to have a single point of contact for customers. MDA currently employs approximately 87 physician staffing recruiters throughout its organization, including its Atlanta area headquarters, as well as offices in Denver and Dallas.

Contracts with Physicians and Healthcare Facility Customers

MDA contracts with physicians to provide medical services at MDA’s healthcare customers. Each physician is an independent contractor and enters into an agreement with MDA to provide medical services at a particular healthcare customer. Physicians are staffed on assignments that may last from a few days up to and including a year depending on client needs and on the willingness of a physician to agree to the duration required by a particular healthcare customer.

Operations

We operate our physician staffing business from a relatively centralized business model servicing all of the assignment needs of the independent contractor physicians through operation centers located in Norcross, Georgia; Dallas, Texas and Denver, Colorado. The support functions of credentials verification, accounts payable, billing and collections, and risk management are all performed from our Norcross, Georgia location. Assignment management is performed by recruiters in the three offices as well as some remote recruiters working from their homes. Hours worked by independent contractor physicians are recorded by our operations systems, which then produces payments to the physicians and invoices to our clients.

Clinical Trials Services

Overview of the Pharmaceutical and Biotechnology Industry

Drug discovery is the process by which potential drugs are discovered or designed. Drug development refers to activities undertaken after a compound is identified as a potential drug in order to establish its suitability as a medication. Objectives of drug development are to determine appropriate formulation and dosing, as well as to establish safety. Research in these areas generally includes a combination of in vitro studies, in vivo studies, and clinical trials. The amount of capital required for late stage development has made it a historical strength of the larger pharmaceutical companies.

The discovery and development of a new medicine is an expensive and lengthy process. In 2007, the U.S. pharmaceutical and biotechnology industry invested $58.8 billion in research and development (R&D). The R&D process takes an average of more than 10 years to develop a drug at an estimated cost of $1.3 billion for a new medicine and $1.2 billion to develop a biological treatment, according to a November 2006 study from the Tufts University Center for the Study of Drug Development (Tufts CSDD). For every 5,000 to 10,000 potential drug candidates that enter the discovery research stage, only about 2.5% to 5% make it to the preclinical phase. Of that percentage, only 0.05% to 0.1% will enter the clinical trial testing phase. The result of those 5,000 to 10,000 candidates is just one regulatory-approved drug to market. In 2006, there were more than 2,700 medicines in clinical trials or undergoing review by the U.S. Food and Drug Administration (FDA) for 4,600 indications.

Another potential market for a range of outsourced clinical development activities and clinical trials is molecular medicine, or drug therapies developed from sequencing the human genome. In 2001, the first phase of the Human Genome Project, an international effort to determine the entire sequence of the human chromosome set was completed, along with a database of the most common sequence variations that distinguish one person from another. There are about 20,000-25,000 human genes, made up of 3 billion individual base pairs, the units of DNA. Each gene codes for a protein and these proteins carry out all the functions of the body, as well as being involved in disease, according to information from PhRMA, a pharmaceutical industry trade association.

The discipline that blends pharmacology with genomic capabilities is called pharmacogenomics. Within the next decade, the Journal of Gene Medicine (2006) expects researchers to begin to correlate DNA variants with individual responses to medical treatments, identify particular subgroups of patients, and develop drugs customized for those populations. Genomic data and technologies also are expected to make drug development faster, cheaper, and more effective. Most drugs today are based on about 500 molecular targets, but genomic knowledge of genes involved in diseases, disease pathways, and drug-response sites will lead to the discovery of thousands of additional targets. As knowledge becomes available to select patients most likely to benefit from a potential drug, pharmacogenomics will likely speed the design of these drugs and increase the number of clinical trials.

The Global Economic Downturn

In recent years, drug developers have been under significant pressure to introduce new products while confronting escalating R&D costs, blockbuster patent expirations and heightened regulatory scrutiny. Consequently, the pharmaceutical industry has been undergoing significant change, from drug development philosophy and tightening of regulations, to restructuring, consolidation and mergers and acquisitions, in addition to looking at new approaches such as internal refocusing, outsourcing, off-shoring and entering into drug development alliances. The global economic downturn that began in late 2008 substantially accelerated these actions.

The biotechnology industry also suffered during the financial crisis from a loss of access to private and public capital as most biotech start-ups were being funded by private equity or venture capital firms and the economic climate was not conducive for such investments. As a result, a large number of biotechnology companies significantly reduced or eliminated projects, laid-off workers, closed or sold facilities, and attempted to merge with or be acquired by other biotechnology companies. At the same time, pharmaceutical companies were seeking to bolster their pipelines by licensing and/or acquiring potential new products and technologies, and also by taking advantage of the market environment to acquire biotechnology companies at very low multiples.

Of the top 10 pharmaceutical manufacturers, six announced major changes to their R&D models, and nine have made changes relating to the size, structure, or focus of their R&D efforts (Pharmaceutical Executive, October 2009). According to a 2009 article in Contract Pharma and information from the market research firm, Business Insights, R&D cost cutting is expected to continue gaining pace through 2010, with reduced emphasis from 2011 to 2014. These changes impact clinical outsourcing companies, the services they provide, from where, and for whom. The drop in R&D spending during the last few quarters has primarily impacted preclinical Contract Research Organizations (CROs), which are experiencing heavy discounting, delays, and cancellations. Although R&D spend has been down, many in the industry feel outsourcing will inevitably rise. Despite the financial crunch and a drop in early-stage research, a new report conducted by Business Insights states that the global CRO market is expected to grow 14% per year during the next three years, making contract research a $35 billion industry by 2013.

Despite the impact of the global economic downturn, the world-wide pharmaceutical market is expected to exceed $825 billion in 2010, reflecting 4% - 6% growth over the prior year driven by stronger near-term growth in the U.S. market, according to industry intelligence source IMS Health (IMS). In its latest forecast, IMS expects the global pharmaceutical market value to expand to more than $975 billion by 2013, projecting drug sales growth at a 4% - 7% compound annual growth rate, which takes into account the impact of the global macroeconomy, the changing mix of innovative and mature products, and the rising influence of healthcare access and funding on market demand.

Overview of Clinical Trials

Clinical trials are one of the most important parts of the drug development process and also one of the most time-consuming. Between 1999-2002 and 2003-2006, the length of the average clinical trial increased by nearly 70%, from 460 days to 780 days (Tufts CSDD). The clinical trial studies are not only expanding in time, but also growing in scope, as the average number of participants needed for each clinical study increased from 1,700 to 4,300 over the last three decades (Center for Information and Study on Clinical Research Participation, Hoover Institution, and FDA). In addition, clinical studies are increasingly becoming more complex. In 2005, 72% of U.S. clinical studies involved more than 85 procedures, 70% more than the number of studies in 2000 (Accenture, PhRMA).

Approximately 80,000 clinical trials are conducted in the U.S. each year sponsored by both industry and government. These studies to advance medical science require the work of an estimated 200,000 research professionals and the involvement of millions of study participants each year (CenterWatch).

Clinical trials are conducted to collect data regarding the safety and efficacy of new drugs or medical devices. There are several steps and stages of approval in the clinical trials process before a drug or device can be sold in the consumer market, if ever. Drug and device testing begins in the preclinical stage, which can involve years of experiments on animals and human cells. Before advancing to the clinical stage, researches must submit an investigational new drug application, or IND, to the FDA for approval to continue research and to test in humans. Once approved, human testing of experimental drugs and devices can begin and is typically conducted in four phases. Each phase is considered a separate trial and, after completion of each phase, investigators are required to submit their data for approval from the FDA before continuing to the next phase.

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

Outsourcing of Clinical Research

Research sponsors commonly partner with outsourcing providers to take advantage of their clinical research expertise, skilled workforce and resources to help accelerate the development of treatments for the cure and prevention of disease. The outsourcing of clinical research and testing developed mostly in the late 1990’s as pharmaceutical R&D efforts became more complex and competition in rapidly-growing therapeutic areas increased. Traditionally thought of as a short-term strategy, outsourcing is now being used to lever the pharmaceutical industry’s core competencies to maximize productivity. The global market for contract clinical research services is highly fragmented and comprises CROs of varying size, as well as hundreds of niche service providers and independent consultants. In 2007, pharmaceutical and biotechnology companies spent approximately $8.5 billion on contracted clinical services (Contract Pharma, June 2008).

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

•

Multinational and multi-center nature of current clinical trials

•

Requirement for large patient populations

•

Regionalized diseases

Our Clinical Trials Services Business

We primarily provide traditional contract staffing and outsourcing services, as well as drug safety monitoring, regulatory consulting and clinical research services to pharmaceutical, biotechnology and medical device companies, as well as to CRO customers. In 2009, segment revenue was $71.7 million. We market these services through the following brands:

•

ClinForce provides clinical research professionals for in-sourced and out-sourced contract assignments and permanent placement services. Customers include pharmaceutical, biotechnology and medical device companies, as well as CROs. Acquired in March 2001, it is headquartered at the Research Triangle Park in Durham, North Carolina.

•

Assent provides contract staffing services to biotechnology and pharmaceutical customers. Acquired in July 2007, it has offices located in Silicon Valley (Cupertino, California) and near San Diego (Solana Beach, California), which are geographic areas with high a concentration of biotechnology research centers.

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

We recruit qualified candidates for our clinical trials services segment from across the U.S. and internationally for clinical research opportunities, which include temporary and permanent positions with our clients. For our contract staffing services businesses, we recruit professionals from numerous clinical research disciplines, including: clinical monitors/contract research associates, clinical project managers, site coordinators/contract research coordinators, drug safety personnel, medical monitors, regulatory affairs personnel, medical writers, clinical data professionals, statistical and SAS programmers, and various preclinical related professionals. Recruiting for our non-staffing services consist primarily of regulatory affairs personnel, drug safety associates and other clinical professionals.

Other Human Capital Management Services

We provide education and training programs to the healthcare industry and we also provide retained search services for physicians and healthcare executives. Segment revenue was $41.7 million in 2009.

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides continuing education programs to the healthcare industry. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to healthcare professionals. In 2009, CCE held more than 5,550 seminars and conferences that were attended by more than 155,000 registrants in 221 cities in the U.S. and Canada. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Beginning in the fourth quarter of 2008 and lasting through the first half of 2009, many healthcare practitioners delayed or deferred their normal continuing educational activities. CCE’s largest market segment is made up of a variety of behavioral health topics and attended by professionals, most of whom personally bear the cost of these continuing educational activities. Consequently, due to economic factors this market segment showed the most significant reduction in seminar attendance during this period. The second largest market segment consists of allied professional who are less sensitive to external factors, since their continuing educational expenses are more often than not reimbursed by their employer. Even so, employer education budget cuts impacted allied practitioners to some degree. In the second half of 2009, we experienced increased attendance by professionals in most markets served due to their respective licensing requirements. Generally, the continuing education industry continues to experience increased interest in e-learning as well as in-house opportunities across all professions served, as many times they are more cost effective to the purchaser.

Retained Search

Our Cejka Search subsidiary, headquartered in Creve Coeur, Missouri, is a nationally recognized retained search organization that provides physician and executive search services throughout the U.S. exclusively to the healthcare industry, including physician group practices, hospitals and health systems, academic medical centers, managed care and other healthcare organizations.

The restricted credit market, high unemployment and sharp economic decline in late 2008 and through 2009 impacted many hospitals, health systems and medical groups, which are our primary clients. As healthcare organizations delayed expansion, experienced volume disruptions and suffered operating revenue shortfalls, they reduced or cancelled medical staff recruitment plans, and froze or down-sized administrative staffing at all levels. The sharp drop in the stock market caused physicians to delay retirement, while declining housing values and reduced employment opportunities for trailing spouses made relocation unattractive to physicians and executives. These factors substantially reduced the demand for permanent physician search services, particularly through mid-year 2009. Internal changes to our sales model, in both physician and healthcare executive search, along with diversification of recruitment and physician sourcing services contributed to improved sales trends in the later part of 2009.

Additional Information About Our Business

Growth and Investment Strategy

Our long-term corporate strategy for growth includes:

•

attracting additional healthcare customers and healthcare professionals and providers;

•

strengthening our market position and margins in our businesses;

•

generating strong cash flow;

•

making strategic acquisitions in high growth, high margin businesses that will strengthen and broaden our market presence; and

•

maintaining a strong balance sheet to provide financial flexibility.

Competitive Strengths

We are a diversified provider of healthcare staffing services. This allows us to offer what we believe to be the most comprehensive suite of staffing and outsourcing services to the U.S. healthcare market. Based on external information and internal research, we believe:

•

We are one of the top two providers of travel nurse and allied staffing services;

•

We are one of the top three providers of locum tenens and physician search services; and

•

We are a leading provider of clinical trials staffing services.

Since becoming a public company in 2001, we have significantly expanded our revenue mix across sectors of healthcare staffing services and customers. In 2009, our nurse and allied staffing business segment was 54% of our revenue; our physician staffing business segment was 26% of our revenue; our clinical trials services business segment was 13% of our revenue and our other human capital management services business segment was 7% of our revenue. This compares to our revenue mix in 2001 in which 87% was from our nurse and allied staffing business segment, 6% from our clinical trials services business segment and 7% from our other human capital management services business segment.

Within our business segments, we also believe we have:

•

Brand Recognition. We have operated in the travel nurse staffing industry for more than 25 years. Our Cross Country Staffing brand is well-recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and MedStaff brands are well-recognized by RNs and other healthcare professionals. We believe that through our relationships with hospitals and healthcare facilities in supplying our travel nurse staffing services that we also are positioned to effectively market our allied health and per diem nurse staffing services to them. Our physician staffing business was founded in 1987 and has built a strong national brand reputation among hospital and physician practice group clients as well as physician providers. It has grown to become one of the largest physician staffing companies in the U.S. while competing in what continues to be the fastest growing sector of healthcare staffing. Since entering the clinical trials services business in 2001, our core clinical staffing business has been a strong service provider to pharmaceutical, biotechnology and medical device companies and our acquisitions have broadened our services offerings in such areas as drug safety monitoring and regulatory services. We are well positioned to offer these services to our customers in the U.S. and certain international markets. Our Cejka Search brand is ranked among the top five physician placement firms in the U.S.

•

Strong and Diverse Client Relationships. We provide healthcare staffing and outsourcing solutions to a national client base represented by approximately 4,500 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology companies, and other healthcare providers. No single client accounts for more than 4% of our revenue.

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

•

Recruiting and Placement of Healthcare Professionals. We are a leader in recruiting and retaining highly qualified healthcare professionals from throughout the U.S. and Canada. In 2009, thousands of healthcare professionals applied with us through our differentiated recruitment brands. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits.

•

Joint Commission Certification. The travel nurse staffing business of Cross Country Staffing and MedStaff brands and the staffing business of our Allied Health Group are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

•

Quality Assurance. MDA’s Credent credential verification division is NCQA certified, one of only a handful of competitors to achieve such certification.

•

Continuing Education. We also have internal educational and training capabilities through Cross Country University (CCU), a division of CCS, that we believe gives us a competitive advantage by enhancing both the quality of our working nurses and the effectiveness of our recruitment efforts. CCU is the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center, and enables us to provide continuing education credits to our RN field employees, as well as provide accredited continuing education to other healthcare professionals. CCU offers our RNs and other healthcare professionals additional training, professional development and assistance in completing continuing education for state licensing requirements.

•

Scalable and Efficient Operating Structure. At year-end 2009, the databases for our travel nurse and allied staffing businesses included more than 250,000 RNs and other healthcare professionals who completed job applications with us. Similarly, the database for our physicians staffing business included more than 150,000 physicians representing dozens of specialties. Our size and centralized staffing structure provide us with operating efficiencies in key areas such as recruiting, marketing and advertising, training, housing and insurance. Our proprietary information systems enable us to manage our recruitment and placement operations. Our systems are scalable and designed to accommodate significant future growth.

•

Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management has played a key role in the growth and development of the healthcare staffing industry. Our management averages more than 10 years of experience in the healthcare industry and has consistently demonstrated the ability to successfully identify, make and integrate strategic acquisitions.

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

The principal competitive factors in attracting qualified candidates for temporary employment include a large national pool of desirable assignments based on geographic location and clinical setting, wages and benefits, speed of placements, customer service to both healthcare professionals and client facilities, quality of accommodations, and overall industry reputation. We believe that healthcare professionals seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing firms. Therefore, the ability to respond more quickly than our competitors to candidate inquiries and submit candidates for consideration, are important factors in our ability to fill assignments. We focus on retaining field employees by providing high-quality customer service along with long-term benefits, such as 401(k) plans and bonuses. Although we believe that the relative size of our databases and economies of scale derived from the size of our operations make us attractive for healthcare professionals seeking assignment opportunities, we expect competition for candidates to continue.

Nurse and Allied Staffing

The nurse and allied staffing market is highly competitive. While barriers to entry historically have been relatively low, they have been increasing and the achievement of substantial scale is very challenging. We believe the utilization of temporary nurse staffing services by hospitals has historically been approximately one-quarter to one-third travel nurse staffing and approximately two-thirds to three-quarters per diem nurse staffing. We compete with a relatively small number of national travel nurse staffing companies, as well as hundreds of smaller and more localized staffing firms that have the capabilities to relocate nurses. We also compete in per diem nurse staffing with a small number of national or regional staffing firms along with thousands of small local providers. National competitors include AMN Healthcare Services, Inc., On Assignment, Inc., CHG Group, Medfinders, Medical Staffing Network Holdings, Inc., and Jackson Healthcare.

Physician Staffing

Our physician staffing business competes in the healthcare staffing market on a national, regional and local basis with other staffing companies that offer comprehensive and or specialized services providing hospitals, physician practice groups, healthcare facilities and systems, and government agencies with temporary physicians to fill assignments across a wide range of specialties. We also compete in the recruitment for qualified physicians with other staffing companies as well as hospitals, physician practice groups, and healthcare facilities and systems that have their own internal recruitment capabilities to attract and retain healthcare providers. Competitors include AMN Healthcare Services, Inc., CHG Group, On Assignment, Inc., Jackson Healthcare, and several other privately-held companies providing locum tenens.

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

Systems

Our placement and support operations are enhanced by sophisticated information systems that facilitate smooth interaction between our recruitment and support activities. Our proprietary information systems enable us to manage virtually all aspects of our travel staffing operations. These systems are designed to accommodate significant future growth of our business. In addition, their scalable design allows further capacity to be added to the existing hardware platform. We have proprietary software that handles most facets of our business, including contract pricing and profitability, contract processing, job posting, housing management, billing/payroll and insurance. Our systems provide support to our facility clients, field employees and independent contractors, and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skill set of each registered field employee and independent contractor. In addition to our domestic information systems team, certain software development and information technology support is provided by our employees based in Pune, India.

Our financial, management reporting and human resources systems are managed on PeopleSoft®. PeopleSoft is a leading enterprise resource planning software suite that provides modules used to manage our accounts receivable, accounts payable, general ledger, billing and human resources. This system is designed to accommodate significant future growth in our business.

Workers’ Compensation Insurance, Professional Liability Coverage and Health Care Benefits

We provide workers’ compensation insurance coverage, professional liability coverage and health care benefits for our eligible temporary healthcare professionals. We record our estimate of the ultimate cost of, and reserves for workers compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics. Furthermore, in determining our reserves, we include reserves for estimated claims incurred but not reported. The health care insurance accrual is for claims that have occurred but have not been reported and is based on our historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by us for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2009, the insurance carrier required us to fund a reserve for payment of claims. Those funds were maintained by the insurance carrier. Effective September 1, 2009, we replaced the pre-funded program with a letter of credit structure to guarantee payments of claims. At December 31, 2009, we had outstanding approximately $7,149,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

Since October 2009, all professional liability insurance has been provided under occurrence-based plans. Prior to that period, professional liability coverage was provided under various self-insured, claims-made and occurrence-based plans depending on the subsidiary and the applicable policy year. In October 2004, we secured individual occurrence-based professional liability insurance policies with no deductible for virtually all of our working nurses and allied professionals, except those employed through our MedStaff subsidiary. These occurrence-based individual policies replaced a $2,000,000 per-claim layer of self-insured exposure. We continued to provide primary coverage through a $2,000,000 self-insured retention for nurses and allied professionals who did not qualify for the individual occurrence-based coverage, as well as for our independent liabilities (such as negligent hiring) during these policy years. Effective October 1, 2008, the individual professional liability insurance policies were replaced with one policy that insured each individual nurse for $2,000,000 per occurrence and $4,000,000 in the aggregate, as well as the corporation which shared those limits. This policy had no deductible and did not cover healthcare professionals working through MedStaff or MDA Holdings, Inc. or its subsidiaries (collectively, MDA). Separately, prior to October 1, 2009, our MedStaff subsidiary had a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible per claim.

In October 2009, we purchased an occurrence-based professional liability policy that provides each working nurse and each allied healthcare professional with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those individual limits are shared with the healthcare provider’s employer (e.g. Cross Country Travcorps or MedStaff) in the event of vicarious liability and/or negligent hiring allegations on a claim. This policy does not have a deductible. In addition, in October 2009, we purchased an excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of Cross Country Travcorps and $1,000,000 per occurrence and $3,000,000 in the aggregate for all working nurses of MedStaff. Those limits are also shared with the corporations on applicable claims. MedStaff also secured insurance coverage having the same terms as the primary and excess coverage described above for acts occurring on or after October 25, 2002.

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, CRNAs and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc. (the Captive). Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. The value of the letter of credit was secured by $5,000,000 of cash held by the Captive as restricted cash at December 31, 2008. During 2009, the cash was released from restriction and replaced by a letter of credit under our credit facility. As of December 31, 2009, the value of the letter of credit was $5,532,724.

Subject to certain limitations, we also have $5,000,000 per occurrence and $10,000,000 in the aggregate in umbrella liability coverage after $2,000,000 is exhausted under the primary and excess professional liability policies covering the working nurses and allied healthcare professionals. While this umbrella coverage does not extend to professional liability claims against MDA, its independent contractor physicians, CRNAs and allied health professionals, it does cover claims brought against all of our subsidiaries for non-patient general liability ($250,000 deductible), employee liability ($1,000,000 deductible), non-owned hired auto ($1,000,000 deductible) and clinical trials/errors and omissions ($500,000 deductible and a cap of $5,000,000 in coverage under the umbrella policy).

Professional Licensure

Nurses and most other healthcare professionals employed by us and physicians contracted by us are required to be individually licensed or certified under applicable state law. Our comprehensive compliance and credentials verification programs are designed to ensure that employed and contracted providers possess all necessary licenses and certifications, and we endeavor to ensure that our employees (including nurses and therapists) and contractors (including physicians and other mid-level providers), comply with all applicable state laws.

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

Employees

As of December 31, 2009, we had approximately 1,100 corporate employees. During 2009, we had an average of 2,735 full-time equivalent field employees in our nurse and allied staffing segment and 418 full-time equivalent field employees in our clinical trials segment. In addition, in the course of 2009 we utilized 152 independent contractors in our clinical trials staffing operations and provided a total of 95,296 days filled by independent contractor physicians in our physician staffing segment. Days filled is calculated by dividing the physician staffing hours filled during the period by eight hours. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

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

We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients such as healthcare facilities, physician groups and pharmaceutical and biotechnology companies, some of which seek to fill positions with either permanent or temporary employees. Currently, there is a shortage of certain qualified nurses and physicians in many areas of the United States and competition for these professionals remains intense. The current economic conditions may make these healthcare professionals less willing to travel to temporary assignments, thus further intensifying the competition with other temporary healthcare staffing companies to recruit these healthcare professionals. Although demand is below historically normal levels, at this time we still do not have enough nurses and physicians to meet all of our clients’ demands for these staffing services. This shortage of healthcare professionals generally and their willingness to leave stable full-time jobs to travel on temporary assignments in the current environment may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.

The costs of attracting and retaining healthcare professionals may rise more than we anticipate.

We compete with hospitals, healthcare facilities, physician groups and other healthcare staffing companies for qualified healthcare professionals. Because there is currently a shortage of certain qualified healthcare professionals, competition for them is intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages in response to our competitors’ wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

Our costs of providing housing for our healthcare professionals may be higher than we anticipate and, as a result, our margins could decline.

We provide housing for certain of our healthcare professionals when on an assignment with us. At any given time, we have over a thousand apartments on lease throughout the U.S. Typically, the length of an apartment lease is coterminous with the length of the assignment of a nurse or allied healthcare professional. If the costs of renting apartments and furniture for these healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s housing lease exceeds the term of the nurse’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, typically 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or, if for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing, or, to avoid such risk, we may have to forego otherwise profitable opportunities.

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

Among other things, changes in the economy which result in higher unemployment and low job growth, a decrease or stagnation in the general level of in-patient admissions at our clients’ facilities and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In a down market, healthcare professionals may be less likely to leave a full-time position to work on temporary assignments and clients are also more likely to focus on internal solutions for their temporary staffing needs. In addition, we also may experience more competitive pricing pressure during periods when in-patient admissions are stagnant for periods of time or declining. In addition, if the trend towards providing healthcare in alternative settings, as opposed to acute care hospitals intensifies, it could result in a decline in in-patient admissions at our clients’ facilities. These events individually or in the aggregate may cause a reduction in admissions that could negatively affect the demand for our services. Decreases in demand for our services may affect our ability to provide attractive assignments to our healthcare professionals thereby reducing our profitability.

Any failure by our clinical trials services business to comply with certain policies and procedures and regulations specific to that business could harm our reputation and operating results.

Our clinical trials services business operates in a highly regulated industry. Any failure on our part to comply with the policies and procedures established for a trial or to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to the FDA and other regulatory authorities. This could harm our reputation, our ability to win future business and our operating results. In addition, if the FDA or another similar regulatory body finds a material breach by us of sound clinical practices, it could result in the termination of a clinical trial which could also harm our reputation, our ability to win future business and our operating results.

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

Our clinical trials services business is involved in the testing of new drugs and medical devices on volunteer human beings. Due to the risk of personal injury or death to patients participating in clinical trials, we are at risk for being sued in personal injury or wrongful death lawsuits due to possible unforeseen adverse side effects or the improper administration of a drug or device. Many of these patients are already seriously ill. Under our contracts, we are typically indemnified unless the resulting damages were caused by our negligence (e.g. serious adverse event is not reported timely to a sponsor or unblinding of material for a study is not done timely to respond with appropriate information for patient safety reasons). We have insurance coverage for certain events, however, the amount of our liability could materially impact our operating performance and our reputation and our insurance program may not cover such event.

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

We are required to test goodwill and intangible assets with indefinite lives annually, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. During the fourth quarters of 2009 and 2008, we recorded impairment charges of $1.7 million, pretax, and $244.1 million, pretax, respectively, pursuant to these assessments. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2009, goodwill and other identifiable intangible assets (net of amortization) represented 90.3% of our stockholders’ equity.

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

A key component of our business is the credentialing process. Ultimately, any hospital or other health care provider is responsible for its own internal credentialing process, and the provider typically makes the decision to allow a healthcare professional to provide services on its behalf. Nevertheless, in many situations, the provider will be relying upon the reputation and screening process of our Company. Errors in this process or failure to detect a poor or incorrect history could have a material effect on our reputation. In addition, we may not have access to all of the resources that are available to hospitals to check credentials.

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

We purchase various insurance policies to limit or transfer certain risks inherent in our operations. The costs related to obtaining and maintaining professional and general liability insurance and health insurance for healthcare providers has generally been increasing. If the cost of carrying these insurance policies continues to increase significantly, we will recognize an associated increase in costs, which may negatively affect our margins. This could have an adverse impact on our financial condition.

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

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. While we do have certain business insurance, it may not be sufficient to cover our needs. Actual outcomes or losses may differ materially from those estimated by our current assessments which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results for future periods.

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

We presently maintain an effective shelf registration under the Securities Act covering the resale of stock held by CEP III. These shares represent approximately 8% of our outstanding common stock and sales of the stock could cause our stock price to decline. In addition, we registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 1,500,000 shares of common stock for our 2007 Stock Incentive Plan. Options to purchase 664,907 shares of common stock were issued and outstanding as of February 28, 2010 of which, options to purchase 659,497 shares were vested. In addition, 846,398 shares of stock appreciation rights were issued and outstanding as of February 28, 2010, 109,451 of which were vested. Shares of restricted stock outstanding as of February 28, 2010, were 417,057. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. On March 2, 2010, the Compensation Committee approved an increase in the number of shares eligible under the 2007 Stock Incentive Plan to 3,500,000 shares from 1,500,000 shares, which increase will be subject to approval by the Company’s shareholders at its annual meeting scheduled for May 4, 2010. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

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

The current economic conditions and the continuation or intensification of any continued volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that disruption in the financial markets continues and/or intensifies, it has the potential to materially affect our customers’ ability to tap into debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due, all of which could reasonably be expected to have an adverse impact on the number of open positions for healthcare staff they request, as well as their ability to pay for our temporary staffing services. These events could negatively impact our results of operations and financial conditions if this economic downturn persists. Although we monitor our credit risks to specific clients that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee. Conditions in the credit markets and the economy generally could adversely impact our business and frustrate or prohibit us from refinancing the revolving loan portion of our indebtedness on terms favorable to us when it comes due on November 10, 2010.

The disruptions that the financial markets have recently undergone have led to unprecedented governmental intervention on an emergency basis. The results of these actions have been unclear, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us, our customers and the operations of corporate entities generally in the United States.

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

If our healthcare facility clients increase the use of intermediaries it could impact our profitability.

We have seen an increase in the use of vendor management companies by our clients. Some of the vendor management companies themselves provide staffing services and others solely provide technology solutions. These intermediaries typically enter into contracts with our clients and then subcontract with us and other agencies to provide staffing services, thus interfering with our relationship with our clients to some extent. Each of these intermediaries charges an administrative fee. If vendor managers who themselves staff healthcare professionals win business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability.

We also provide vendor management services directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base and the loss of one or more large vendor management accounts could materially affect our profitability.

We are subject to business risks associated with international operations.

As of December 31, 2009, we had international operations in the United Kingdom where our AKOS Limited (AKOS) business is headquartered and India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. AKOS is a provider of drug safety, regulatory and clinical trials services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: fluctuations in currency exchange rates; varying economic and political conditions; overlapping or differing tax structures; and regulations concerning compensation and benefits, vacation and the termination of employment. Our inability to effectively manage our international operations could result in increased costs and adversely affect our results of operations.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We do not own any real property. Our principal leases as of December 31, 2009 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters and nurse and allied staffing administration	70,406	May 1, 2018
Norcross, Georgia	Temporary physician staffing and allied staffing offices	50,000	January 31, 2011 and February 28, 2014
Durham, North Carolina	Clinical trials staffing headquarters	37,851	September 30, 2013
Newtown Square, Pennsylvania	Nurse and allied staffing administration and general office use	31,959	February 1, 2014
Malden, Massachusetts	Nurse and allied staffing administration and general office use	31,662	June 30, 2012
Creve Coeur, Missouri	Retained search headquarters	27,051	June 14, 2017
New York, New York	Clinical trials staffing office	16,915	May 30, 2010
Tampa, Florida	Nurse and allied staffing administration and general office use	15,698	February 15, 2015
Ambler, Pennsylvania	Clinical trials staffing operations site	14,459	September 30, 2013
Brentwood, Tennessee	Education training headquarters	14,157	August 31, 2014

Item 3.

Legal Proceedings.

Maureen Petray and Carina Higareda v. MedStaff, Inc

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide corporate employees while in on-call status with meal periods and rest breaks, and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial was scheduled to occur in the second quarter of 2010; however, in December 2009, the Company reached an agreement in principle to settle this matter. As a result, the Company accrued a pre-tax charge of $345,000 (approximately $209,000 after taxes) related to this lawsuit. The final settlement agreement will be subject to court approval.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

Item 4.

(Removed and Reserved).

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently trades under the symbol “CCRN” on the NASDAQ Global Select Market (NASDAQ). Our common stock commenced trading on the NASDAQ National Market under the symbol “CCRN” on October 25, 2001. The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock reported on; such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Sale Prices
Calendar Period	High	Low
2009
Quarter Ended March 31, 2009	$9.04	$5.25
Quarter Ended June 30, 2009	$9.20	$6.59
Quarter Ended September 30, 2009	$10.07	$6.30
Quarter Ended December 31, 2009	$10.13	$7.88

2008
Quarter Ended March 31, 2008	$14.42	$10.11
Quarter Ended June 30, 2008	$15.99	$11.49
Quarter Ended September 30, 2008	$17.34	$12.49
Quarter Ended December 31, 2008	$16.71	$7.11

The following graph compares the cumulative 5-year total return to shareholders on Cross Country Healthcare’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Health Care Providers index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2004 and tracks it through December 31, 2009.

	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07

Cross Country Healthcare, Inc.	100.00	92.70	94.03	102.65	98.62	107.08	100.61	94.03	120.69	100.83
NASDAQ Composite	100.00	92.41	94.39	99.33	101.33	107.75	100.96	105.63	114.01	114.45
Dow Jones US Health Care Providers	100.00	111.55	122.36	127.54	134.55	132.40	120.19	128.94	132.44	138.92

6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09

92.26	96.63	78.76	68.42	79.70	90.10	48.62	36.23	38.00	51.49	54.81
123.29	126.00	123.71	105.82	106.78	95.39	73.11	70.86	85.09	98.53	105.61
143.34	145.43	157.86	112.32	106.11	104.99	85.76	75.11	92.49	100.35	116.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of March 4, 2010, there were 101 stockholders of record of our common stock. In addition, there are approximately 3,400 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. During the year ended December 31, 2009, we did not purchase any shares of our common stock. We used all of our available cash to repay debt.

On February 28, 2008, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to an additional 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion. The current stock repurchase authorization commenced upon the completion of the Company’s May 2006 authorization to repurchase up to 1.5 million shares; which commenced upon the completion of the November 2002 authorization to purchase up to 1.5 million shares. Under the remainder of our current stock repurchase authorization, we can repurchase up to 1,441,139 shares of our common stock. See – Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Statements of Financial Condition and Results of Operation section of this report. As of December 31, 2009, pursuant to the terms of our credit agreement covenants, we are not able to use cash for either dividends or stock repurchases.

Item 6.

Selected Financial Data.

The selected consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Report.

	Year Ended December 31,
	2009	2008 (a)	2007 (b)	2006(c)	2005 (d)
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenue from services	$578,237	$734,247	$718,272	$655,152	$645,393
Operating expenses:
Direct operating expenses	420,856	541,660	543,608	502,468	503,103
Selling, general and administrative expenses	124,818	136,815	122,692	110,172	104,647
Bad debt expense	—	951	1,559	459	1,177
Depreciation	8,773	7,637	6,309	5,449	5,159
Amortization	4,018	3,166	2,051	1,570	1,424
Impairment charges (e)	1,726	244,094	—	—	—
Legal settlement charge (f)	345	—	34	6,704	—
Secondary offering costs (g)	—	—	—	154	151
Total operating expenses	560,536	934,323	676,253	626,976	615,661
Income (loss) from operations	17,701	(200,076)	42,019	28,176	29,732
Other expenses (income):
Foreign exchange loss (gain)	66	(132)	93	—	—
Interest expense, net	6,174	4,225	2,587	1,464	3,458
Other income	(193)	—	—	—	—
Loss on early extinguishment of debt (h)	—	—	—	—	1,359
Income (loss) from continuing operations before income taxes	11,654	(204,169)	39,339	26,712	24,915
Income tax expense (benefit)	4,960	(61,224)	14,759	10,146	9,575
Income (loss) from continuing operations	6,694	(142,945)	24,580	16,566	15,340
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations (i)	—	—	—	70	(588)
Net income (loss)	$6,694	$(142,945)	$24,580	$16,636	$14,752
Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.22	$(4.64)	$0.77	$0.52	$0.48
Discontinued operations	—	—	—	0.00	(0.02)
Net income (loss)	$0.22	$(4.64)	$0.77	$0.52	$0.46
Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.22	$(4.61)	$0.76	$0.51	$0.47
Discontinued operations	—	—	—	0.00	(0.02)
Net income (loss)	$0.22	$(4.61)	$0.76	$0.51	$0.45
Weighted-average common shares outstanding:
Basic	30,824,660	30,825,099	31,972,681	32,077,240	32,228,978
Diluted	30,999,446	31,007,352	32,484,241	32,737,419	32,773,634

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Net cash dollars in thousands)
Other Operating Data

Nurse and allied staffing statistical data:
FTEs (j)	2,735	4,463	5,025	5,001	5,194
Weeks worked (k)	142,220	232,076	261,300	260,052	270,088
Average revenue per FTE per week (l)	$2,201	$2,266	$2,207	$2,134	$2,048

Cash flow data:
Net cash provided by operating activities	$72,319	$50,993	$35,880	$32,918	$30,790
Net cash used in investing activities	$(10,005)	$(129,561)	$(35,328)	$(27,848)	$(8,412)
Net cash (used in) provided by financing activities	$(64,136)	$80,077	$8,431	$(5,070)	$(22,378)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Consolidated Balance Sheet Data
Working capital (m)	$71,651	$107,950	$98,428	$85,208	$72,810
Cash and short-term cash investments	$8,569	$10,173	$9,067	$—	$—
Total assets (m)	$356,589	$425,849	$535,005	$500,926	$483,601
Total debt (n)	$62,514	$133,080	$39,451	$21,529	$25,429
Stockholders’ equity (e)	$246,071	$234,023	$390,437	$374,856	$359,286

———————

(a)

On September 9, 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Our 2008 results include results from the acquisition of MDA from September 1, 2008, the agreed upon effective date for accounting purposes. Refer to further discussion in our notes to the consolidated financial statements (Note 4 -Acquisitions).

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

(e)

Impairment charges include goodwill and other intangible asset impairment charges pursuant to the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC. In the fourth quarter of 2009, the Company recorded a noncash pretax impairment charge of $1.7 million, related to the change in utilization of a specific trademark and database in its clinical trials services business segment. As a result of its annual goodwill impairment analysis, in the fourth quarter of 2008, the Company recorded a $241.0 million, pretax, goodwill impairment related to its nurse and allied staffing business segment. In addition, in the fourth quarter of 2008, the Company recorded a $3.1 million, pretax, impairment charge related to a specific customer relationship in its clinical trials services business segment. Refer to further discussion of these impairment charges in our notes to the consolidated financial statements (Note 3 – Goodwill and Other Identifiable Intangible Assets).

(f)

During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which settlement remains subject to court approval. In the fourth quarter of 2009, the Company accrued a pretax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit. During the third quarter of 2006, we agreed, in principle, to settle a wage and hour class action lawsuit, Cossack, et.al. v. Cross Country TravCorps and Cross Country Nurses, Inc. On March 5, 2007, a final settlement of the matter was approved by the court. During 2006, the Company accrued a pretax charge of $6.7 million ($4.2 million after taxes), representing the final settlement amount, which was paid in 2007.

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

(i)

Income (loss) from discontinued operations reflects the results of Cross Country Consulting, Inc. The Company’s consulting practice was shut down in the third quarter of 2005.

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

(m)

The Company has classified its consolidated balance sheets for the years ended December 31, 2009 through 2005, in accordance with the provisions of the Insurance Costs subtopic of the Other Expenses Topic of the FASB ASC as explained in the notes to the consolidated financial statements (Note 2 - Summary of Significant Accounting Policies).

The Company has presented the current and non-current portions of its workers’ compensation and professional liability accounts as of December 31, 2009, 2008, and 2007, and has reclassified its balance sheet as of December 31, 2006 to conform to the current presentation. The December 31, 2005 balance sheet has not been reclassified due to the excessive cost of applying the methodology, which, the Company believes outweighs the benefit of the additional information. The Company has reclassified certain other liabilities from current to other long-term liabilities as of December 31, 2008 to conform to the December 31, 2009 presentation. Prior year amounts were not reclassified due to the immaterial amounts of the liabilities.

(n)

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (Credit Agreement) in connection with the acquisition of MDA. The Credit Agreement kept in place an existing $75.0 million revolving loan facility and provided for a 5 year $125.0 million term loan facility with Wells Fargo Securities, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce our borrowings under our revolving loan facility. See Note 7 to the consolidated financial statements. - Long-term Debt for further information about the term loan and amended Credit Agreement.

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

Overview

We are a diversified leader in healthcare staffing services offering a comprehensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing, (3) clinical trials services and (4) other human capital management services. We believe we are one of the top two providers of travel nurse and allied staffing services in the United States; one of the top three providers of temporary physician staffing (locum tenens) services; a leading provider of clinical trials staffing services and retained physician search services; and a provider of educational seminars, specifically for the healthcare marketplace.

We have a diversified revenue mix across business sectors and healthcare customers. For the year ended December 31, 2009, our nurse and allied staffing business segment represented approximately 54% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 42% of our total revenue and 78% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 26% of 2009 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing, as well as clinical trials management, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 7% of our revenue and consists of education and training and retained search services.

We believe the long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. There are projected shortages of registered nurses (RNs) and physicians. The supply of healthcare professionals in the marketplace is dependent upon the number of RNs and physicians entering their respective professions versus retiring from the workforce. In the short-term, demand for our healthcare staffing services during 2009 was significantly reduced due to the negative impact that the labor and financial markets had on our customers as a result of the steep economic down-turn that began during the fall of 2008.

For the year ended December 31, 2009, our revenue was $578.2 million, and we generated net income of $6.7 million, or $0.22 per diluted share. Net income includes $1.7 million ($0.7 million after taxes) in impairment charges and $0.3 million ($0.2 million after tax) related to an accrual for a legal settlement charge. The impairment charge is a result of our decision to consolidate our non-staffing brands within our clinical trials services business segment to gain operating efficiencies. The legal settlement charge relates to a class action lawsuit. During 2009, we generated $72.3 million in cash flow from operations and reduced our debt by $70.6 million. We ended the year with total debt of $62.5 million and $8.6 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 17.5%.

In general, we evaluate the Company’s financial condition and operating results by revenue, contribution income (see Segment Information), and net income (loss). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition, we monitor several key volume and profitability indicators such as number of orders, contract bookings, number of FTEs, days filled and price. In varying degrees, in 2009, each of our businesses’ results were impacted by a challenging business environment, with the impact of the recession being most severe on our nurse and allied staffing business. At the same time, we have also experienced improvements in certain business metrics which we believe are indicators of future revenue growth, particularly in our nurse and allied staffing business segment as noted below.

Nurse and Allied Staffing

Our nurse and allied staffing services business segment is headquartered in Boca Raton, Florida. Our travel staffing business is operated from a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Newtown Square, Pennsylvania; Tampa, Florida; and Norcross, Georgia. Our per diem staffing operations are provided through a network of branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Our nurse and allied staffing revenue and earnings are impacted by the relative supply of nurses and demand for our staffing services at healthcare facilities. Demand for our healthcare staffing services is primarily influenced by the strength or weakness of national acute care hospital admissions relative to expectations and the volume of patients at other medical facilities, as well as labor market dynamics that influence the number of hours worked by healthcare professionals. We also believe demand for travel nurse staffing services will be favorably impacted in the long-term by an aging population and an increasing shortage of nurses. We rely significantly on our ability to recruit and retain nurses and other healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare professionals could limit our ability to fill open orders and grow our revenue and net income. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment.

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

We operate differentiated nurse and allied recruiting brands including Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local, Allied Health Group, CRU48 and Assignment America to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe that these professionals are attracted to us because we offer a wide range of diverse assignments at attractive locations, competitive compensation and benefit packages, as well as high levels of customer service.

Typically, as admissions increase for our hospital customers, temporary employees are often added before full-time employees are hired. As admissions decline, clients tend to reduce their use of temporary employees before undertaking layoffs of their staff employees. In general, we evaluate the nurse and allied staffing business segment’s financial condition and operating results by revenue and contribution income (see Segment Information). In addition, we monitor several key volume and profitability indicators such as number of open orders, contract bookings, number of FTEs and bill rate per hour of service provided.

Our results for 2009 were impacted by a very challenging environment particularly in the first half of the year. During that time, the environment for our nurse and allied staffing services reflected both hospital admission trends that have been largely flat since the first quarter of 2003 and a deteriorating national labor market resulting in higher levels of unemployment that translated into more uninsured people and fewer people with commercial health insurance coverage. Our hospital clients had been increasingly reluctant to commit to contract nurses, most often citing low patient census and financial pressures as factors for their hesitation. In addition, the dramatic deterioration in the economy and national labor markets since the third quarter of 2008 likely encouraged full and part-time nurses to work more hours directly for hospitals, thus greatly reducing the hospital industry’s reliance on the type of outsourced labor we provide.

In the fourth quarter of 2009 our nurse and allied staffing volume increased 4% over the third quarter of 2009. In addition, in the second half of 2009, relative travel nurse bookings, defined as net weeks booked as a percentage of the average number of

FTE’s on assignment, averaged 107%, as compared to 75% in the first half of 2009. It takes several months for sequential volume growth to materialize after booking trends begin to improve due to the typical three-month contract length and the normal one-month delay from the time a contract is booked to the assignment start date. This improvement in relative bookings has resulted from an increase in orders from the very low demand we had in spring. However, despite this increase, our demand remains well below historical norms.

Physician Staffing

We added the physician staffing business segment in 2008 with the acquisition of MDA Holdings, Inc. and its subsidiaries (collectively, MDA) as described in the Acquisitions section which follows. MDA is headquartered in Norcross, Georgia and offers multi-specialty locum tenens (temporary physician staffing) services to the healthcare industry in all 50 states.

Our physician staffing business revenue and earnings are impacted by the demand for temporary physician staffing services and the supply of qualified physicians. When there are not enough physicians to fill the number of vacancies at hospitals, practice groups or other healthcare facilities, demand increases for our services. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments versus being in private practice or on staff or employed at healthcare facilities, the desire of older physicians to work fewer hours, work-lifestyle balance especially among younger physicians, and the trend toward more female physicians in the workforce looking to work fewer hours than male counterparts. In general, we believe that in periods when they are looking for more flexibility, have concerns with lack of malpractice insurance, or they do not want to manage a practice, supply increases. In periods where the physicians are looking for more stability, supply decreases. Demand and supply constraints may vary based on the specialty of the physician. We monitor several key volume and profitability indicators for each specialty area of this business, such as physician staffing days filled and revenue per days filled. In addition, we monitor this segment’s revenue, contribution income and contribution income as a percentage or revenue.

We believe the recent recession, the stock market decline and the weakened housing market have delayed the retirement plans of many older physicians. This dynamic, in conjunction with fewer surgeries, has resulted in a decrease in demand for temporary physicians, particularly in such specialties as anesthesiology. We also believe that hospitals and medical groups have experienced financial pressures on their operations which have resulted in less utilization of temporary physicians. Despite this decrease in current demand, we believe the long-term demographic drivers of this business have not changed. These drivers include an aging population demanding more healthcare, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, which historically have provided less hours of service. Due to these factors, we believe the long-term prospects for an acute physician shortage is just as strong now as it was before the current downturn.

Clinical Trials Services

Our clinical trials services business segment is headquartered at the Research Triangle Park (RTP) in Durham, North Carolina. We provide a flexible range of traditional contract staffing, drug safety monitoring, regulatory consulting and clinical research outsourcing services to pharmaceutical, biotechnology and medical device companies, as well as contract research organization (CRO) customers. We market these services through multiple brand offerings that have allowed us to establish a significant geographic footprint in the U.S. along with an important presence in the European market.

Our clinical trials services revenue and earnings are impacted by the number of trials being planned by pharmaceutical, biotechnology and medical device companies. As a result, we are impacted by our customer’s ability to obtain financing for research and development efforts. We believe that pharmaceutical and biotech companies will continue to need to enhance their product pipelines and conduct human clinical trials to evaluate efficacy and safety. We can provide our customers with a broad range of services, from pre-clinical through post marketing. We rely on our ability to recruit and maintain professionals who possess the skills, experience, and, as required, licensure necessary to meet the specified requirements of our clients. The supply of clinical trials personnel in the marketplace is relatively stable and comprised primarily of healthcare professionals who have left basic care to pursue clinical research opportunities and individuals with the education and experience in life sciences. The supply of people available for our clinical trials services is dependent on the number of clinical trials professionals not currently employed in ongoing trials, as well as new people entering the industry.

The environment for clinical trials services has been weak during the year stemming from a slow-down in clinical trials caused largely by economic factors and financial market conditions, along with uncertainty concerning research and development activities following mergers and acquisitions in the pharmaceutical and biotechnology sectors. We are seeing gradual improvement in the core contract staffing component of our business while continuing to experience weakness in our other service offerings due to project-specific factors in our CRO activities and in drug safety monitoring activities. Despite the recent weaknesses, we believe an expanding and aging population will drive development of new drug treatments and higher overall demand for drug utilization, which will drive long-term growth for this business segment.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides continuing education programs to the healthcare industry. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to nurses and other healthcare professionals. In 2009, CCE held more than 5,500 seminars and conferences that were attended by more than 155,000 registrants in 221 cities across the U.S. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

Beginning in the fourth quarter of 2008 and lasting through the first half of 2009, many healthcare practitioners delayed or deferred their normal continuing educational activities. CCE’s largest market segment is made up of a variety of behavioral health topics and attended by professionals, most of whom personally bear the cost of these continuing educational activities. Consequently, due to economic factors this market segment showed the most significant reduction in seminar attendance during this period. The second largest market segment consists of allied professionals who are less sensitive to external factors, since their continuing educational expenses are more often than not reimbursed by their employer. Even so, employer education budget cuts impacted allied practitioners to some degree. In the second half of 2009, we experienced increased attendance by professionals in most markets served due to their respective licensing requirements. Generally, the continuing education industry continues to experience increased interest in e-learning as well as in-house opportunities across all professions served, as many times they are more cost effective to the purchaser.

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

The restricted credit market, high unemployment and sharp economic decline in late 2008 and through 2009 impacted many hospitals, health systems and medical groups, which are our primary clients. As healthcare organizations delayed expansion, experienced volume disruptions and suffered operating revenue shortfalls, they reduced or cancelled medical staff recruitment plans, and froze or down-sized administrative staffing at all levels. The sharp drop in the stock market caused physicians to delay retirement, while declining housing values and reduced employment opportunities for trailing spouses made relocation unattractive to physicians and executives. These factors substantially reduced the demand for permanent search, particularly through mid-year 2009. Reconfiguration of the sales model, in both physician and healthcare executive search, along with diversification of recruitment and physician sourcing services, contributed to improved sales trends in the later part of 2009.

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

In March 2002, and November 2004, Charterhouse and Morgan Stanley sold a portion of their ownership through secondary offerings. Subsequently, in 2005, Morgan Stanley completed the sale of its investment in the Company. During 2006, Charterhouse sold a majority of its remaining ownership in Cross Country Healthcare but still owns approximately 2.5 million shares as of December 31, 2009.

Revenue

Our travel and per diem nurse staffing revenue is received primarily from acute care hospitals. Revenue from allied staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, physician practice groups, sports medicine clinics and schools. Our physician staffing services revenue is primarily received from hospitals and group practices. Our clinical trials services revenue is received primarily from companies in the pharmaceutical, biotechnology and medical device industries, as well as from contract research organizations and acute care hospitals conducting clinical research trials. Revenue from our retained search and our education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients and, in certain cases, by third-party administrative payers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees’ and independent contractors’ time worked but not yet paid. Each of our field employees and independent contractors on travel assignment works for us under a contract. The contract period is typically 13 weeks for our nurse and allied staffing employees with a shorter duration for physician independent contractors and a longer term for our clinical trials staffing employees. Our staffing employees are hourly employees whose contract specifies the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. We typically bill clients at an hourly rate and assume all employer costs for our staffing employees, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements. Management fees are included in some of our clinical research contracts that cover the life of a project. These fees are recognized on a straight-line basis for the specific length of the project.

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

The transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. When earnout payments are made, they are allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC). In the second quarter of 2009, we paid $6.7 million, related to 2008 performance. We expect to pay an earnout related to the 2009 performance, which amount has not been finalized at the date of this filing.

Our senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (Credit Agreement) in connection with the acquisition of MDA. The Credit Agreement kept in place an existing $75.0 million revolving loan facility and provided for a 5 year $125.0 million term loan facility with Wells Fargo Securities, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce our borrowings under our revolving loan facility. See the consolidated financial statements Note 7 - Long-term Debt, for more information about the term loan and amended Credit Agreement.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a leading provider of locum tenens staffing solutions. MDA has an in-house Credentials Verification Organization (Credent) that is certified by the National Committee for Quality Assurance. Credent verifies critical credentials prior to physician assignments. MDA also offers its physicians occurrence-based malpractice coverage, as compared to less desirable claims-made policies offered by its main competitors. The acquisition of MDA solidifies our position as a leading national provider of healthcare staffing solutions. We expect to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses, who represent a cost center. We are also able to offer a more comprehensive suite of services to our healthcare clients and recognize there may be some potential synergies with our physician search business.

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

Based on an independent third-party appraisal, we assigned the following values to intangible assets: $46.0 million to trademarks with an indefinite life and not subject to amortization, $21.0 million for customer relations with a useful life of 12 years, $1.1 million to database with a useful life of 9 years, and $1.0 million to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26.4 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition costs were incurred of approximately $0.1 million and $0.6 million, and are included as goodwill in the consolidated balance sheets at December 31, 2009 and 2008, respectively.

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

This transaction included an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million was being held in escrow, subject to forfeiture to us, to the extent a 2008 performance milestone was not achieved. However, based on 2008 performance the full amount was released in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow of $1.0 million was released to the sellers.

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

AKOS Limited

On June 6, 2007, we acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7.2 million, consisting of an up-front payment of £4.0 million and potential earnout payments up to £3.2 million in 2007 and 2008, plus a working capital adjustment. The share purchase agreement also specified an estimated additional payment of £0.5 million, paid at closing, consisting of cash purchased. An additional amount of £0.2 million was paid in the third quarter of 2007, based on changes in net working capital along with a post-closing net working capital adjustment, as defined by the share purchase agreement, and has been allocated to goodwill as additional purchase price. AKOS is a provider of drug safety, regulatory and clinical trials services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia.

The consideration for this acquisition was approximately $8.9 million in cash paid at closing, which included $1.0 million for the additional payment and $0.8 million which was held in escrow to cover any post-closing liabilities. The post-closing working capital adjustment paid by us equated to approximately $0.3 million. We financed this transaction using our revolving loan facility.

The potential earnout payments were based on 2007 and 2008 performance, as defined by the share purchase agreement and is not related to the sellers’ employment. In the first quarter of 2008, we paid £1.1 million (approximately $2.1 million) related to 2007 performance. In the first quarter of 2009, we paid £0.5 million (approximately $0.8 million) related to 2008 performance. The payments have been allocated, in U.S. dollars using the exchange rate at the time of the payment, to goodwill as additional purchase price. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

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

The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price (a)	Potential Earnout	Earnout Earned
MDA Holdings, Inc.	September 2008	Temporary physician staffing and allied staffing services	$114.7 million	(b)	$6.7 million
Assent Consulting	July 2007	Clinical trials staffing of clinical research, biostatistics and drug safety professionals	$19.1 million	$4.9 million	$4.6 million
AKOS Limited	June 2007	Clinical trials staffing, drug safety and regulatory services providing services to the U.S., Europe, Canada, and Asia	$9.2 million (£4.6 million)	£3.2 million based on 2007 and 2008	$2.9 million (£1.6 million )
Metropolitan Research	August 2006	Clinical trials staffing, drug safety monitoring and contract research services	$19.1 million	$6.4 million based on 2006 and 2007	$6.4 million based on 2006 and 2007
Med-Staff	June 2003	Healthcare staffing – travel, per diem nurse, and military nurse staffing	$102.2 million	$37.5 million for full year 2003	—
Jennings Ryan & Kolb, Inc. (Sold in 2004)	March 2002	Healthcare management consulting services	$2.1 million	$1.8 million over 34 months	$1.8 million
NovaPro	January 2002	Nurse staffing	$7.6 million	—	—
Gill/Balsano Consulting, LLC (Sold in 2004)	May 2001	Healthcare management consulting services	$1.8 million	$2.0 million over 3 years	$2.0 million
ClinForce, Inc.	March 2001	Clinical trials staffing	$32.8 million	—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$6.6 million	$6.5 million over 3 years	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$1.5 million	$3.8 million over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing – nurse and allied professionals, retained search	$77.1 million	—	—

———————

(a)

Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The TravCorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of TravCorps – $32.1 million, plus the assumption of $45.0 million of debt.

(b)

Earnout for 2009 results has not been finalized at the time of this filing. The potential earnout will be equal to the amount: (1) by which the Adjusted EBITDA (as defined by the purchase agreement) during the 2009 fiscal year, exceeds $10.0 million, times (2) a multiple of 2.37.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 90.3% of our stockholders’ equity as of December 31, 2009. Goodwill and other identifiable intangible assets were $130.7 million and $91.4 million, respectively, net of accumulated amortization, at December 31, 2009. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 4.5 to 15 years.

The Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for a detailed description of the results of our impairment reviews in the fourth quarter of 2009 and 2008 that resulted in total impairment charges of $1.7 million in the year ended December 31, 2009, and total impairment charges of $244.1 million in the year ended December 31, 2008.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2009	2008	2007
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	72.8	73.8	75.7
Selling, general and administrative expenses	21.6	18.6	17.1
Bad debt expense	—	0.1	0.2
Depreciation and amortization	2.2	1.5	1.1
Impairment charges	0.3	33.2	—
Legal settlement charge	0.0	—	0.0
Income (loss) from operations	3.1	(27.2)	5.9
Interest expense, net	1.1	0.6	0.4
Income (loss) before income taxes	2.0	(27.8)	5.5
Income tax expense (benefit)	0.8	(8.3)	2.1
Net income (loss)	1.2%	(19.5)%	3.4%

Segment Information

Our nurse and allied staffing business segment primarily provides travel nurse and allied staffing services and per diem nurse services to acute care hospitals. Nurse and allied staffing services are marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S.

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

Our clinical trials services business segment provides clinical trials, drug safety and regulatory professionals on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to CROs and acute care hospitals conducting clinical research trials in the United States, Canada and Europe.

Our other human capital management services business segment includes the combined results of our Company’s education and training and retained search businesses.

Information on operating segments and reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year ended December 31,
(Amounts in thousands)	2009	2008	2007
Revenue from unaffiliated customers:
Nurse and allied staffing	$313,038	$525,772	$576,779
Physician staffing	151,853	56,558	––
Clinical trials services	71,678	99,129	90,613
Other human capital management services	41,668	52,788	50,880
	$578,237	$734,247	$718,272

Contribution income (a):
Nurse and allied staffing	$30,641	$53,822	$54,941
Physician staffing	15,165	5,711	––
Clinical trials services	7,029	15,301	14,425
Other human capital management services	2,973	7,444	7,609
	55,808	82,278	76,975
Unallocated corporate overhead	23,245	27,457	26,562
Depreciation	8,773	7,637	6,309
Amortization	4,018	3,166	2,051
Impairment charges	1,726	244,094	––
Legal settlement charge	345	––	34
Income (loss) from operations	$17,701	$(200,076)	$42,019

———————

(a)

We define contribution income as income (loss) from operations before depreciation, amortization, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

Comparison of Results for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Revenue from services

Revenue from services decreased $156.0 million, or 21.2%, to $578.2 million for the year ended December 31, 2009, as compared to $734.2 million for the year ended December 31, 2008. The decrease was primarily due to lower revenue from our nurse and allied staffing business segment as well as decreases in our clinical trials services and other human capital management services business segments, partially offset by the added revenue of MDA. Excluding the impact of the MDA acquisition, consolidated revenue from services decreased $254.4 million or 37.7%, reflecting a challenging operating environment for all of our business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $212.7 million, or 40.5%, to $313.0 million for the year ended December 31, 2009, from $525.8 million for the year ended December 31, 2008, primarily due to lower volume. The decline in staffing volume reflects a weakening national labor market on the demand for our services, as well as the impact of the liquidity crisis on our hospital customers’ cost of capital.

The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2009, decreased 38.7% from the year ended December 31, 2008. Average nurse and allied staffing revenue per FTEs decreased approximately 2.9% in the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a higher mix of per diem staffing operations, which tend to have lower average bill rates than travel staffing and a shift in mix toward lower skilled professionals within our per diem staffing operations. The average bill rate in our travel staffing operations increased 0.1%.

Physician staffing

Revenue from our physician staffing business was $151.9 million for the year ended December 31, 2009, compared to $56.6 million for the year ended December 31, 2008. We established the physician staffing business in September 2008 with our acquisition of MDA. Accordingly, results for the year ended December 31, 2008, include the physician staffing business since its effective date of acquisition.

Clinical trials services

Revenue from clinical trials services decreased $27.5 million, or 27.7%, to $71.7 million in the year ended December 31, 2009, from $99.1 million in the year ended December 31, 2008. This decline was primarily due to a decrease in contract staffing volume, several clinical research projects that ended in the third quarter of 2009, a decrease in revenue from a specific drug safety contract, lower direct placement revenue and a decrease in revenue from regulatory contracts. In addition, a $1.1 million decrease is attributable to foreign currency translation related to our foreign operations.

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2009, decreased $11.1 million, or 21.1%, to $41.7 million from $52.8 million in the year ended December 31, 2008, reflecting a decrease in revenue related to the number of retained searches we performed and lower average seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $120.8 million, or 22.3%, to $420.9 million for the year ended December 31, 2009, as compared to $541.7 million for year ended December 31, 2008.

As a percentage of total revenue, direct operating expenses represented 72.8% of revenue for the year ended December 31, 2009, and 73.8% for the year ended December 31, 2008. The decrease is primarily due to a change in the mix of our business segments along with a widening of our bill-pay spread in our travel staffing operations and lower housing costs, partially offset by an increase in workers’ compensation expense as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $12.0 million, or 8.8%, to $124.8 million for the year ended December 31, 2009, as compared to $136.8 million for the year ended December 31, 2008. The decrease in selling, general and administrative expenses was due to lower selling, general and administrative expenses in our organic business segments and lower unallocated corporate overhead, partially offset by the additional expenses from the MDA acquisition.

Included in selling, general and administrative expenses is unallocated corporate overhead of $23.2 million for year ended December 31, 2009, compared to $27.5 million for the year ended December 31, 2008. Included in unallocated corporate overhead are $2.0 million and $1.2 million of share-based compensation expenses for the years ended December 31, 2009 and 2008, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 4.0% for the year ended December 31, 2009, and 3.7% for the year ended December 31, 2008.

As a percentage of total revenue, selling, general and administrative expenses were 21.6% and 18.6%, respectively, for the year ended December 31, 2009 and 2008, respectively. This increase is primarily due to negative operating leverage and a change in mix of our business segments.

Bad debt expense

Bad debt expense was not incurred for the year ended December 31, 2009, due to improved collections. Bad debt expense as a percentage of total revenue was 0.1%, or $1.0 million for the year ended December 31, 2008. The Company’s calculation and methodology remain consistent.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2009, decreased $23.2 million or 43.1%, to $30.6 million from $53.8 million in year ended December 31, 2008. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.8% for the year ended December 31, 2009, and 10.2% for the year ended December 31, 2008. This decrease is primarily due to negative operating leverage, partially offset by a widening of our bill-pay spread and a moderation in housing costs.

Contribution income from our physician staffing segment for the year ended December 31, 2009, was $15.2 million compared to $5.7 million in the year ended December 31, 2008. The Company established the physician staffing business in September 2008 with its acquisition of MDA. Accordingly, results for the year ended December 31, 2008 include the physician staffing business since its effective date of acquisition. As a percentage of physician staffing revenue, contribution income was 10.0% for the year ended December 31, 2009 and 10.1% for year ended December 31, 2008.

Contribution income from clinical trials services for the year ended December 31, 2009, decreased $8.3 million, or 54.1%, to $7.0 million, compared to $15.3 million in the year ended December 31, 2008. As a percentage of clinical trials services revenue, segment contribution income was 9.8% in the year ended December 31, 2009, compared to 15.4% in the year ended December 31, 2008, primarily due to negative operating leverage.

Contribution income from other human capital management services for the year ended December 31, 2009, decreased by $4.5 million, or 60.1%, to $3.0 million, from $7.4 million in the year ended December 31, 2008 due to lower contribution income from both the retained search and education and training businesses. Contribution income as a percentage of other human capital management services revenue was 7.1% for the year ended December 31, 2009 and 14.1% for the year ended December 31, 2008, primarily reflecting the lower number of searches in our retained search business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2009, totaled $12.8 million as compared to $10.8 million for the year ended December 31, 2008. As a percentage of revenue, depreciation and amortization expense was 2.2% for the year ended December 31, 2009 and 1.5% for the year ended December 31, 2008. This increase is primarily due to higher amortization expense related to intangible assets recorded for the MDA acquisition, additional depreciation expense on fixed assets of MDA and decreased revenue from services.

Impairment charges

Impairment charges of $1.7 million in the year ended December 31, 2009 resulted from the consolidation of our non-staffing brands within our clinical trials services business segment to gain operating efficiencies. As a result of this consolidation, we determined that one of the trademarks and database will no longer be used and, accordingly, we recorded a $1.7 million non-cash impairment charge.  Impairment charges of $244.1 million in the year ended December 31, 2008, represent impairment of goodwill and other identifiable intangible assets pursuant to the impairment analysis of the Intangibles-Goodwill and Other Topic of the FASB ASC and the Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC. The non-cash impairment charges in 2008 relate almost entirely to a goodwill impairment charge in the nurse and allied staffing business segment resulting from our annual impairment testing. The goodwill impairment charge results from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that deteriorated sharply during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase, and the remainder to subsequent nurse staffing acquisitions made through 2003. See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for more information.

Legal settlement charges

Legal settlement charge in the year ended December 31, 2009, represents an accrual for an agreement in principle to settle the Maureen Petray and Carina Higareda v. MedStaff, Inc. class action lawsuit. In the fourth quarter of 2009, the Company accrued a pre-tax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit. See Item 3. Legal Proceedings for additional information.

Interest expense, net

Interest expense, net, totaled $6.2 million for the year ended December 31, 2009 and $4.2 million for the year ended December 31, 2008. Interest expense in the year ended December 31, 2009 includes an estimate of $0.2 million ineffectiveness on our interest rate swaps caused by significant prepayments on our term loan borrowings as noted below in the Credit Facility section. The remaining increase was due to higher average borrowings in the year ended December 31, 2009, partially offset by a lower effective interest rate. Higher borrowings in the year ended December 31, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the year ended December 31, 2009, was 4.6% compared to a rate of 5.3% for the year ended December 31, 2008.

Other income

Other income in the year ended December 31, 2009 represents a gain on the sale of marketable securities classified as available for sale.

Income tax expense (benefit)

Income tax expense totaled $5.0 million for the year ended December 31, 2009, as compared to a benefit of $61.2 million for the year ended December 31, 2008. The effective tax rate was 42.6% in the year ended December 31, 2009, compared to 30.0% in the year ended December 31, 2008, primarily due to the impact of the 2008 goodwill impairment charge. A portion of the impaired goodwill related to the TravCorps acquisition was not deductible for tax purposes. Excluding the tax impact related to the impairment charges, the effective tax rate was 39.8% for the year ended December 31, 2008. The tax rate in the year ended December 31, 2009 was higher than the adjusted 2008 rate due to the introduction of per diem allowances for our travel nurse and allied staffing field personnel in the third quarter of 2008 and the impact of certain discrete items including a true-up of the estimated tax liability for 2008.

Comparison of Results for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

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

Impairment charges

Impairment charges of $244.1 million in the year ended December 31, 2008, represent impairment of goodwill and other identifiable intangible assets pursuant to the process and calculations of Intangibles-Goodwill and Other Topic of the FASB ASC and the Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC. The non-cash impairment charges relate almost entirely to a goodwill impairment charge in the nurse and allied staffing business segment resulting from our annual impairment testing. The goodwill impairment charge results from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that deteriorated sharply during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase, and the remainder to subsequent nurse staffing acquisitions made through 2003. See Critical Accounting Principles and Estimates Policies and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for more information.

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

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $0.9 million, $3.1 million and $3.9 million in aggregate for the years ended December 31, 2009, 2008, and 2007, respectively. Accounts receivable due from these hospitals at December 31, 2009 and 2008 were approximately $0.1 million and $0.2 million, respectively. Pricing for our services is consistent with our other hospital customers.

Liquidity and Capital Resources

As of December 31, 2009, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 3.1 to 1. Working capital decreased by $36.3 million to $71.7 million as of December 31, 2009, compared to $107.9 million as of December 31, 2008. Days’ sales outstanding were 52 days, 53 days, and 59 days at December 31, 2009, 2008, and 2007, respectively, and were consistent with historical ranges.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service including our commitments as described in the Commitments table which follows. We believe that our capital resources are sufficient to meet our working capital needs including our earnout payment commitments for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of operating cash flows and funds available through the revolving loan portion of our current credit agreement. We are currently evaluating different alternatives to replace our revolver due to its scheduled maturity in November 2010, including amending our current credit agreement as described below. We also continue to evaluate acquisition opportunities that may require additional funding. In addition to those amounts available under our existing credit agreement, we may incur up to an additional $45.0 million in Indebtedness (as defined by the credit agreement).

Stockholders’ Equity

Stock Repurchase Programs

In November 2002, our Board of Directors authorized a stock repurchase program whereby we could purchase up to 1.5 million of our common shares at an aggregate price not to exceed $25.0 million. Subsequently, in May 2006, and then again in February 2008, our Board of Directors authorized two additional stock repurchase programs whereby we may purchase up to 1.5 million shares of our common stock under each authorization, subject to the terms of our credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion.

During year ended December 31, 2009, we did not repurchase shares. During the year ended December 31, 2008, we repurchased, under the May 2006 and February 2008 programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. During the year ended December 31, 2007, we repurchased and retired, under both the November 2002 and May 2006 programs, a total of 704,498 shares at an average cost of $15.45 per share. The cost of such purchases was approximately $10.9 million. All of the common stock was retired.

At December 31, 2009, we had 1,441,139 shares of common stock left remaining to repurchase under our February 2008 authorization subject to the limitations of our credit agreement. See Credit Agreement section below and consolidated financial statements Note 7- Long-term Debt.

Credit Agreement

Our Credit Agreement consists of a $75.0 million revolving loan facility, maturing in November 2010, and provides for a 5 year $125.0 million term loan facility with Wells Fargo Securities, LLC and certain of its affiliates, maturing in 2013, Banc of America Securities LLC and certain other lenders. The revolving loan facility and term loan bear interest at a rate of, at our option, either: (i) London Interbank Offered Rate (LIBOR) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin.

The Credit Agreement was also amended for customary covenants for similar leveraged deals such as: 1) requiring us to hedge at least 40% of our floating rate exposure for 2 years; and 2) adding a mandatory prepayment provision from Excess Cash as defined by the Credit Agreement. In addition, pursuant to the provisions of the Credit Agreement, in October 2008, we entered into interest rate swap agreements to effectively fix the interest on $70.0 million of our term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread. At December 31, 2009, the interest rate swap agreements had a fair value of $(1.4) million, which is separately stated on our consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges. As a result of significant prepayments on our term loan in 2009, the ineffective portion of the fair value measurement, $0.2 million, has been recognized in interest expense for the year ended December 31, 2009.

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

As of December 31, 2009, interest on our credit facility was based on LIBOR plus a margin of 1.75% or Base Rate plus a margin of 0.75%. We are required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2009, was 0.375%. As of December 31, 2009, we had $12.7 million of standby letters of credit outstanding under this facility, leaving $62.3 million available for borrowing under our revolving loan facility.

In addition to the above mentioned terms, the terms of the Credit Agreement include customary covenants and events of default. As of December 31, 2009, we were in compliance with the financial covenants and other covenants contained in the Credit Agreement. Specifically, the table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, and our corresponding actual performance as of December 31, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.86 to 1.00
Minimum Interest Coverage Ratio	5.00 to 1.00	6.74 to 1.00
Maximum Capital Expenditures for 2009 (b)	$25.3 million	$2.5 million

———————

(a)

The Leverage Ratio must not be greater than 2.50 to 1.00 as of December 31, 2009 and thereafter.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

The agreement also includes a mandatory prepayment provision, which requires us to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of our debt or equity. In addition, when our Consolidated Total Leverage Ratio as of the end of a fiscal year is greater than or equal to 1.50 to 1.00, we are required to make principal prepayments of at least 50% of Excess Cash Flow, both, as defined by the agreement. As a result of the optional prepayments we have made during the year on our term loan, we do not expect to be required to make any mandatory prepayments for 2009. The dividends and distribution covenant limits our ability to repurchase our common stock and declare and pay cash dividends on our common stock. The Credit Agreement provides for an amount allowed for stock repurchases/dividends. The limitation increases each year by 25% of net income provided that our Debt/EBITDA ratio (as defined in the Credit Agreement) is less than 2.00 to 1.00 and we have $15.0 million in cash or available cash under the revolving loan facility. Our net loss for the year ended December 31, 2008, has had the effect of eliminating the allowable amount. We are also required to obtain the consent of the lenders to complete any acquisition which exceeds $25.0 million (excluding the MDA acquisition) or would cause us to exceed $125.0 million (excluding the MDA acquisition) in aggregate payments during the term of the agreement. The commitments under the Credit Agreement are secured by substantially all of our assets.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash provided by operating activities during the year ended December 31, 2009 was $72.3 million compared to $51.0 million during the year ended December 31, 2008. The increase was primarily due to a decrease in accounts receivable resulting from decreased volume and improved collections in the year ended December 31, 2009 compared to the year ended December 31, 2008. This was partially offset by lower net income. Number of days’ sales outstanding decreased by 1 day to 52 days at December 31, 2009, compared to 53 days at December 31, 2008.

Investing activities used $10.0 million in the year ended December 31, 2009, primarily for earnout payments of $7.5 million related to our MDA and AKOS acquisitions and capital expenditures of $2.5 million. During the year ended December 31, 2008, investing activities used $129.6 million in cash, primarily for the purchase of MDA and for earnout payments related to the acquisitions of Metropolitan Research, Assent and AKOS. In addition, investing activities in the year ended December 31, 2008 used $4.7 million for capital expenditures.

Net cash used in financing activities during the year ended December 31, 2009, was $64.1 million, compared to net cash provided by financing activities of $80.1 million during the year ended December 31, 2008, primarily due to the financing of the MDA acquisition in 2008. During the year ended December 31, 2009, we repaid a net of $70.8 million of our total debt, primarily from cash flow from operations. During the year ended December 31, 2008, we borrowed $125.0 million through a term loan to fund the acquisition of MDA. We also repaid a net of $32.7 million of our total debt. In the year ended December 31, 2009, $5.0 million was provided by the release of restricted cash.  In addition, proceeds and tax benefits from the exercise of stock options provided $1.6 million and $1.2 million in years ended December 31, 2009 and 2008, respectively. Offsetting the inflows in the year ended December 31, 2008, we used $10.8 million to repurchase and retire stock, and $2.6 million to pay debt issuance costs related to the financing of the MDA acquisition.

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

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2009:

Commitments	Total	2010	2011	2012	2013	2014	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$62,109	$5,419	$8,337	$19,591	$28,762	$––	$––
Capital lease obligations	405	315	41	19	22	8	––
Operating leases obligations (b)	32,844	6,763	6,010	5,613	4,952	2,943	6,563
Purchase obligations (c)	2,943	2,475	412	56	––	––	––
Legal settlement (d)	345	345	––	––	––	––
MDA earnout (e)	––	––	––	––	––	––	––
	$98,646	$15,317	$14,800	$25,279	$33,736	$2,951	$6,563

———————

(a)

Subsequent to December 31, 2009, we made optional prepayments of $4.0 million of our borrowings under the term loan portion of our senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement. See Note 7 to our consolidated financial statements – Long-term Debt. Under our credit facility, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared immediately due and payable.

(b)

Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

(c)

Other contractual obligations include contracts for information systems consulting services.

(d)

During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which settlement remains subject to court approval. In the fourth quarter of 2009, the Company accrued a pre-tax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit. We expect the settlement to occur in 2010.

(e)

We have a contingent payment (earnout) related to our recent acquisition of MDA. We expect to make a payment in 2010, based on MDA’s 2009 performance. The amount of the earnout payment has not been finalized at the date of this filing. See Note 4 to the consolidated financial statements– Acquisitions.

In addition to the above disclosed contractual obligations, the Company has accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC of $4.4 million at December 31, 2009. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self insurance, allowance for doubtful accounts, taxes and other contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2009, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1)

We have recorded goodwill and other identifiable intangible assets resulting from our acquisitions through December 31, 2009. Upon the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, now incorporated into the Business Combinations Topic of the FASB ASC, we ceased amortizing goodwill and certain other intangible assets with indefinite lives. Instead, goodwill and intangible assets with indefinite lives are reviewed for impairment annually, and whenever events of changes in circumstances indicate that the carrying value may not be recoverable. Pursuant to the annual testing of goodwill, in the fourth quarters of 2009 and 2008 we evaluated five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trials services, 4) retained search and 5) education and training. In the fourth quarter of 2007, we evaluated the four reporting units we had at that time: 1) nurse and allied staffing, 2) clinical trials services, 3) retained search and 4) education and training. Upon completion of the first step in our annual impairment assessment as of December 31, 2009 and 2007, we determined that no impairment was indicated.

For the December 31, 2009 impairment test, we estimated the fair value of each our reporting units based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed within the Company. The forecasts imply a recovery in our businesses in 2011. A number of significant assumptions and estimates were involved in the application of the discounted cash flow methodology to forecasted operating cash flows, revenues, margins, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, ranging from 11.8% to 13.4%.

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. We utilized total enterprise value/revenue multiples ranging from 0.5 to 1.2 and total enterprise value/EBITDA multiples ranging from 6.6 to 10.2. Each reporting unit’s market value was determined assuming a 60% weighting to revenue and a 40% weighting to EBITDA. The fair value under the market approach included a control premium of 30%, which is an amount we estimate a buyer would be willing to pay in excess of the current market price in order to acquire a controlling interest. The control premium was determined based on a review of comparative market transactions. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. Upon completion of the December 31, 2009 assessment, we determined that the estimated fair value of all of our reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 53%, physician staffing – 58%, clinical trials services – 13%, retained search – 197% and education and training – 217%.

As a result of the review in the fourth quarter of 2008, we recorded an impairment charge related to the nurse and allied staffing reporting unit of $241.0 million, pretax. The goodwill impairment charge results from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that deteriorated sharply during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to our initial capitalization in 1999, which was accounted for as an asset purchase, and the remainder to subsequent nurse staffing acquisitions made through 2003. The impairment test requires us to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount including goodwill as step one. We estimated the fair value of our reporting units, primarily using a discounted cash flow methodology. If the estimated fair value is less than the carrying amount for a particular reporting unit, then we are required to calculate the implied fair value of all tangible and intangible net assets of the reporting unit (as determined in step one). In this step, we must allocate the fair value of the reporting unit to all of the reporting unit’s assets and liabilities in a “hypothetical purchase price allocation.” This also requires the identification of any previously unrecognized intangible assets. The implied value of goodwill is compared to the carrying amount to determine the amount of any impairment charge.

In addition, the Property, Plant and Equipment/Impairment of Disposal of Long-Lived Assets Topic of the FASB ASC, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any. In the fourth quarter of 2009, we conducted an assessment of a particular trademark and database in our clinical trials services segment due to a change in marketing strategy for the business that indicated the carrying amount of the trademark and database may not be recoverable. We streamlined our non-staffing operations within the clinical trials services segment to gain efficiencies. Based on these circumstances, we recorded a pre-tax non-cash impairment charge which represented the entire carrying value of this trademark and database of approximately $1.7 million. This charge is included in impairment charges on the consolidated statement of operations for the year ended December 31, 2009. For the year ended December 31, 2008, we concluded that the carrying value of a particular customer relationship in the clinical trials services business segment was higher than its respective estimated fair value and recorded a $3.1 million impairment charge, pretax.

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2009, we had total goodwill and intangible assets not subject to amortization of $193.6 million, net of accumulated amortization.

2)

We maintain accruals for our health, workers’ compensation and professional liability policies that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2009 and 2008, we had $1.5 million and $2.0 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. At December 31, 2009 and 2008, $0.6 million and $0.8 million, respectively, of the incurred but not reported health insurance claims accrual related to corporate employees. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2009, we had $3.6 million accrued for incurred but not reported workers’ compensation claims and retentions, net of related insurance recoveries receivable, a decrease of $1.0 million over the amount accrued at December 31, 2008. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2009, and 2008, we had $11.9 million and $12.3 million accrued, respectively, for incurred but not reported professional liability claims and retentions, net of related insurance recoveries receivable. The accrual for professional liability is based on an actuarial model which is prepared or reviewed by an independent actuary.

3)

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectibility as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2009, our allowance for doubtful accounts was $4.5 million.

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

5)

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2009 and 2008, we have deferred tax assets related to certain state net operating loss carryforwards for which we have recorded a valuation allowance. The state carryforwards will expire between 2010 and 2027. In addition, the tax effect resulting from our goodwill impairment charge recorded in the year ended December 31, 2008, caused the net deferred tax liability position to change to a net deferred tax asset position. We have determined that it is more likely than not that the net deferred tax asset related to the goodwill impairment charge will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance has been recorded.

In considering whether or not a valuation allowance is appropriate we consider several sources of taxable income, including, but not limited to the following items:

•

The reversal of taxable temporary differences to offset deductible temporary differences in the future.

•

Carryback potential to support the utilization of the deferred tax asset.

•

Projections of future taxable income exclusive of reversing temporary differences and carryforwards.

In our determination at December 31, 2009, we relied partially on projections of future taxable income, exclusive of reversing temporary differences, to reach our conclusion that no valuation allowance is necessary on the net deferred tax asset, except as otherwise discussed. However, if the levels of future taxable income we have projected are not achieved, there is a risk that the Company could not recover this entire net deferred tax asset. We will continue, in the future, to evaluate whether or not the net deferred tax assets will be fully realized prior to expiration.

In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of the income taxes receivable account, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. We are regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825, Financial Instruments, which extends the disclosure requirements of the Financial Instruments Topic of the FASB ASC to interim financial statements of publicly traded companies as defined in the Interim Reporting Topic of the FASB ASC. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We have adopted the required disclosure requirements in our second quarter of 2009. Since ASC 825 requires only additional disclosures concerning the financial instruments, the adoption did not affect our consolidated balance sheet, statements of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. ASC 855 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of ASC 855, effective June 2009, did not affect our consolidated balance sheets, statements of operations or cash flows.

In June 2009, the FASB issued Accounting Standards Update 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB ASC is intended to be the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have used the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the quarter ending September 30, 2009. The Codification does not change or alter existing GAAP and there was no impact on our consolidated balance sheets, statements of operations or cash flows.

In August 2009, the FASB issued ASC Update 2009-05, Fair Value Measurements and Disclosures. The purpose of this update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. There was no material impact to us from the adoption of this standard.

Seasonality

The number of nurse and allied professionals on assignment with us is subject to moderate seasonal fluctuations which may impact our quarterly revenue and earnings. Hospital patient census and staffing needs of our hospital and healthcare facilities fluctuate which impact our number of orders for a particular period. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. Likewise, the number of nurse and allied professionals on assignment may fluctuate due to the seasonal preferences for destinations of our temporary nurse and allied professionals. In addition, we expect our physician staffing business to experience higher demand in the summer months as physicians take vacations. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. In addition, typically, our first quarter results are negatively impacted by the reset of payroll taxes.

Inflation

During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. This inflation has increased our direct operating costs. We are also impacted by fluctuations in housing costs and recently by increases in costs of healthcare and workers’ compensation insurance. Depending on the demand environment, we may be able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments of healthcare reimbursements by federal and state governments as well as private insurers.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our revolving loan and term loans under our Credit Agreement, which bears interest based on floating rates. Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. See Management’s Discussion and Analysis above for further discussion about our Credit Agreement and related interest rate swaps. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.9 million in 2009, $0.7 million in 2008 and $0.3 million in 2007. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.7 million in the years ended December 31, 2009 and 2008, respectively.

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated less than 1% of our consolidated revenue during the years ending December 31, 2009 and 2008, and were primarily from the United Kingdom. We have not entered into any foreign currency hedges.

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

Fluctuations in exchange rates also impact the U.S. dollar amount of stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period. The resulting translation adjustments are recorded in stockholders’ equity, as a component of accumulated other comprehensive loss, included in other stockholders’ equity on our consolidated balance sheet.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2009 was effective. An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Cross Country Healthcare, Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 15, 2010

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2009 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2009, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,512,980	$13.27	162,145
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	1,512,980	$13.27	162,145

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

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2) Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007

(3) Exhibits
See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ JOSEPH A. BOSHART
Name: Joseph A. Boshart Title: Chief Executive Officer and President Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART	President, Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2010
Joseph A. Boshart

/s/ EMIL HENSEL	Chief Financial Officer and Director (Principal Financial Officer)	March 15, 2010
Emil Hensel

/s/ DANIEL J. LEWIS	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2010
Daniel J. Lewis

/s/ THOMAS C. DIRCKS	Director	March 15, 2010
Thomas C. Dircks

/s/ W. LARRY CASH	Director	March 15, 2010
W. Larry Cash

/s/ C. TAYLOR COLE	Director	March 15, 2010
C. Taylor Cole

/s/ GALE FITZGERALD	Director	March 15, 2010
Gale Fitzgerald

/s/ JOSEPH TRUNFIO	Director	March 15, 2010
Joseph Trunfio

EXHIBIT INDEX

No.	Description
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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Amended and Restated By-laws of the Registrant (2)
4.1	Form of specimen common stock certificate (1)
4.2	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors (2)
4.3	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.4	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (2)
4.5	Shareholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors (2)
10.1	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant (1)(14)
10.2	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant (1)(14)
10.3	Employment Agreement, dated as of August 31, 2006, between Patricia Daly and ARM Acquisition, Inc. (14)(15)
10.4	Employment Agreement, dated as of August 31, 2006, between Stacy Mamakos Martin and ARM Acquisition, Inc. (14)(15)
10.5	Executive Service Agreement, dated June 6, 2007, between AKOS Limited and Paul Evans (14)(19)
10.6	Employment Agreement, dated July 13, 2007, between Assent Consulting and David Hnatek (14)(19)
10.7	Employment Agreement, dated July 13, 2007, between Assent Consulting and Robert Adzich (14)(19)
10.8	Lease Agreement, dated April 28, 1997, between Meridian Properties and the Registrant (1)
10.9	Lease Agreement, dated October 31, 2000, by and between Trustees of the Goldberg Brothers Trust, a Massachusetts Nominee Trust and TVCM, Inc. (1)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.10	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company (1)
10.11	Amended and Restated 1999 Stock Option Plan of the Registrant (2)(14)
10.12	Amended and Restated Equity Participation Plan of the Registrant (2)(14)
10.13	Cross Country Healthcare, Inc. 2007 Stock Incentive Plan adopted April 5, 2007 (14)(20)
10.14	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002 (3)
10.15	Cross Country, Inc. Deferred Compensation Plan (4)(14)
10.16	Restricted Stock Agreement between Company and Joseph A. Boshart (4)(14)
10.17	Restricted Stock Agreement between Company and Emil Hensel (4)(14)
10.18	Restricted Stock Agreement between Company and Vickie Anenberg (4)(14)
10.19	Restricted Stock Agreement between Company and Jonathan Ward (4)(14)
10.20	Lease Agreement by and between Edgewood General Partnership and HR Logic, dated July 6, 2000 (6)
10.21	First Amendment to Lease Agreement by and between Edgewood General Partnership and HR Logic, dated December 7, 2000 (6)
10.22	Second Amendment to Lease Agreement by and between Edgewood General Partnership and Cross Country TravCorps, dated April 29, 2002 (6)
10.23	Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc. dated November 3, 1999 (6)
10.24	First Amendment to Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc., dated December 20, 1999 (6)
10.25	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 21, 2001 (6)
10.26	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 23, 1998 (6)
10.27	Second Amendment to Lease, dated October 10, 2003, between Canterbury Hall IC, LLC and ClinForce, Inc. (7)
10.28	Lease Agreement, dated January 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc. (7)
10.29	First Amendment to Lease Agreement, dated December 11, 2001, between Clayton Investors Associates LLC and Cejka & Company (8)
10.30	First Amendment to Lease Agreement, dated December 22, 1999, between Newtown Street Road Associates and MedStaff, Inc. (8)
10.31	Second Amendment to Lease Agreement, dated June 21, 2001 between Newtown Street Road Associates and MedStaff, Inc. (8)
10.32	Lease Agreement, dated August 23, 2003, between Corporex Key Limited Partnership No. 8 and Cross Country Seminars, Inc. (8)
10.33	Form of Incentive Stock Option Agreement (8)(14)
10.34	Third Amendment to Lease, dated October 6, 2004, between Canterbury Hall IC, LLC and ClinForce, Inc. (9)
10.35	First Amendment to Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P., and Cross Country Seminars, Inc. (10)
10.36	Fourth Amendment to Lease Agreement, dated December 15, 2005, by and between Canterbury Hall, IC, LLC, and Clinforce, Inc. (13)
10.37	Lease Agreement, dated February 15, 2006, between MedStaff, Inc. and Campus Investors D Building, L.P. (13)
10.38	Lease Guaranty Agreement by and between Cross Country Healthcare, Inc. and Campus Investors D Building, L.P. dated February 17, 2006. (13)
10.39

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
10.40

Subsidiary Guarantee Agreement, dated as of November 10, 2005, by and among certain subsidiaries of Cross Country Healthcare, Inc., as Subsidiary Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent (13)

10.41

Collateral Agreement, dated as of November 10, 2005, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries as grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (13)

10.42

Joinder Agreement, dated as of January 18, 2006, to the Subsidiary Guaranty Agreement and the Collateral Agreement by and among Cross Country Healthcare, Inc., ClinForce, LLC, Cross Country Education, LLC and Wachovia Bank, National Association, as Administrative Agent (13)

10.43	Lease Agreement between Highwoods Realty Limited Partnership and Metropolitan Research Staffing Associates, LLC, dated December 2, 2005 (12)
10.44	Sublease between Oppenheimer Wolff & Donnelly LLP and Metropolitan Research Associates, LLC, dated June 5, 2003 (12)
10.45	Sublease between Port City Press, Inc. and ARM Acquisition, Inc., dated August 31, 2006 (12)
10.46	Lease Agreement between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc., dated February 2, 2007 (15)
10.47	Lease Agreement between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007 (15)
10.48	Second Amendment to Lease Agreement by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc., dated February 17, 2007 (15)
10.49	First Amendment to Lease Agreement dated March 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc. (23)
10.50	Fifth Amendment to Lease Agreement dated March 5, 2008, by and between Canterbury Hall IC, LLC and Principal Life Insurance Company, tenants in common, and ClinForce, Inc. (24)
10.51	Credit Agreement dated November 10, 2005 and Amended and Restated as of September 9, 2008 by and among Cross Country Healthcare, Inc. as Borrower and the Lenders referenced therein (25)
10.52	Lease Agreement dated February 1, 2007, by and between MDA Holdings, Inc. and ADKS Realty Corporation (26)
10.53	Lease Agreement dated March 1, 1999 by and between Medical Doctors Associates, Inc. and ADKS Realty Corporation (26)
10.54	Lease Agreement dated as of October 29, 2007, by and between Crestline Office Center Associates, LLC and MDA Holdings, Inc. (26)
10.55	Lease Agreement dated as of September 21, 2004, by and between TGS American Realty Limited Partnership and Medical Doctor Associates, Inc. (26)
10.56	First Amendment to Lease Agreement dated as of September 1, 2007, by and between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc. (26)
10.57

Joinder Agreement dated September 9, 2008 to the Subsidiary Guaranty Agreement and the Collateral Agreement by and among Cross Country Healthcare, Inc., StoneCo H, Inc., StoneCo A, LLC, StoneCo C, LLC, StoneCo M, LLC CC Local, Inc. and Wachovia Bank, National Association, as Administrative Agent (29)

10.58	Lease Agreement dated August 7, 2006, between Brandywine Operating Partnership, L.P. and ClinForce, Inc. (29)
10.59	First Amendment to Lease Agreement dated January 2, 2007, by and between Brandywine Operating Partnership, L.P. and ClinForce, Inc. (29)
10.60	Second Amendment to Lease Agreement dated September 23, 2008, by and between G &I VI 321/323 NORRISTOWN FE LLC (successor to Brandywine Operating Partnership, L.P.) and ClinForce, Inc. (29)
10.61	Employment Agreement, dated as of September 9, 2008, by and between Jim Ginter and StoneCo H, Inc. (14) (29)
10.62	Employment Agreement, dated as of September 9, 2008, by and between Mike Pretiger and StoneCo H, Inc. (14) (29)
10.63	Employment Agreement, dated as of September 9, 2008, by and between Anne Anderson and StoneCo H, Inc. (14) (29)
10.64	Form of Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (14)(28) (29)
10.65	Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (14)(21) (29)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.66	Third Amendment to Lease Agreement dated October 30, 2008, by and between G &I VI 321/323 NORRISTOWN FE LLC (successor to Brandywine Operating Partnership, L.P.) and ClinForce, Inc. (29)
10.67	Amended and Restated Executive Severance Policy of Cross Country Healthcare, Inc. dated as of January 1, 2008 (14) (29)
10.68	First Amendment and Consent to Credit Agreement, dated June 2007 (17)
14.1	Code of Ethics (8)
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer
———————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-64914, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-83450, and incorporated by reference herein.
(3)	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q during the year ended December 31, 2002, and incorporated by reference herein.
(4)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
(5)	Previously filed as an exhibit in the Company’s Form 8-K dated June 6, 2003, and incorporated by reference herein.
(6)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(7)	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.
(8)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.
(9)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(10)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(11)	Previously filed as an exhibit in the Company’s Form 8-K dated July 18, 2006 and incorporated by reference herein.
(12)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(13)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
(14)	Management contract or compensatory plan or arrangement.
(15)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.
(16)	Previously filed as exhibit in the Company’s Form 8-K dated June 12, 2007 and incorporated by reference herein.
(17)	Previously filed as an exhibit in the Company’s Form 8-K dated June 15, 2007 and incorporated herein by reference.
(18)	Previously filed as exhibit in the Company’s Form 8-K dated July 13, 2007 and incorporated by reference herein.
(19)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein.

EXHIBIT INDEX (CONTINUED)

(20)	Previously filed as exhibit in the Company’s Form 8-K dated May 15, 2007 and incorporated by reference herein.
(21)	Previously filed as exhibit in the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.
(22)	Previously filed as an exhibit in the Company’s Form 8-K filed on July 25, 2008 and incorporated herein by reference.
(23)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(24)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(25)	Previously filed as an exhibit in the Company’s Form 8-K dated September 11, 2008 and incorporated by reference herein.
(26)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.
(27)	Previously filed as an exhibit in the Company’s Form 8-K dated November 25, 2008 and incorporated by reference herein.
(28)	Previously filed as an exhibit in the Company’s S-8 dated August 15, 2007 and incorporated by reference herein.
(29)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 15, 2010

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and short-term cash investments	$8,568,845	$10,172,841
Restricted cash	––	5,000,000
Accounts receivable, less allowance for doubtful accounts of $4,544,954 in 2009 and $6,408,772 in 2008	70,172,107	117,793,812
Deferred tax assets	11,793,734	11,287,126
Income taxes receivable	7,404,830	977,539
Prepaid rent on field employees’ apartments	1,659,509	2,734,701
Other prepaid expenses	4,593,645	11,189,929
Deposits on field employees’ apartments, net of allowance of $163,368 in 2009 and $187,726 in 2008	290,170	585,245
Insurance recoveries receivable	870,328	450,573
Other current assets	854,343	1,188,263
Total current assets	106,207,511	161,380,029
Property and equipment, net of accumulated depreciation and amortization of $41,759,619 in 2009 and $33,252,084 in 2008	19,706,467	25,984,710
Trademarks, net	62,857,489	64,443,351
Goodwill, net	130,700,479	122,597,725
Other identifiable intangible assets, net	28,572,449	32,459,083
Debt issuance costs, net of accumulated amortization of $1,844,702 in 2009 and $705,372 in 2008	1,536,278	2,675,608
Non-current deferred tax assets	5,390,350	15,064,598
Other long-term assets	1,617,872	1,244,340
Total assets	$356,588,895	$425,849,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,143,281	$12,440,207
Accrued compensation and benefits	16,139,503	21,333,514
Current portion of long-term debt	5,733,299	15,825,642
Interest rate swaps - current	1,427,073	––
Other current liabilities	3,113,019	3,831,074
Total current liabilities	34,556,175	53,430,437
Long-term debt	56,781,179	117,254,854
Interest rate swaps	––	2,382,444
Other long-term liabilities	19,181,003	18,758,597
Total liabilities	110,518,357	191,826,332
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 31,009,404 and 30,774,868 shares issued and outstanding at December 31, 2009 and 2008, respectively	3,101	3,077
Additional paid-in capital	240,869,496	237,371,902
Accumulated other comprehensive loss	(2,978,897)	(4,834,397)
Retained earnings	8,176,838	1,482,530
Total stockholders’ equity	246,070,538	234,023,112
Total liabilities and stockholders’ equity	$356,588,895	$425,849,444

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
Revenue from services	$578,237,482	$734,246,671	$718,272,469
Operating expenses:
Direct operating expenses	420,856,313	541,659,776	543,608,163
Selling, general and administrative expenses	124,817,550	136,815,286	122,692,133
Bad debt expense	––	950,711	1,558,626
Depreciation	8,773,088	7,636,712	6,309,538
Amortization	4,017,968	3,165,797	2,051,311
Impairment charges	1,725,926	244,094,000	––
Legal settlement charge	345,000	––	33,654
Total operating expenses	560,535,845	934,322,282	676,253,425

Income (loss) from operations	17,701,637	(200,075,611)	42,019,044

Other expenses (income):
Foreign exchange loss (income)	66,433	(131,956)	92,937
Interest expense, net	6,173,457	4,224,537	2,587,398
Other income	(192,937)	––	––
Income (loss) before income taxes	11,654,684	(204,168,192)	39,338,709
Income tax expense (benefit)	4,960,376	(61,223,579)	14,759,200
Net income (loss)	$6,694,308	$(142,944,613)	$24,579,509

Net income (loss) per common share—basic	$0.22	$(4.64)	$0.77

Net income (loss) per common share—diluted	$0.22	$(4.61)	$0.76

Weighted average common shares outstanding—basic	30,824,660	30,825,099	31,972,681

Weighted average common shares outstanding—diluted	30,999,446	31,007,352	32,484,241

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2006	32,099,345	$3,210	$254,272,635	$—	$120,579,733	$374,855,578
Cumulative effect of a change in accounting principle	—	—	—	—	(732,099)	(732,099)
Exercise of stock options	182,112	18	1,899,196	—	—	1,899,214
Tax benefit of stock option exercises	—	—	276,967	—	—	276,967
Stock repurchase and retirement	(704,498)	(70)	(10,881,806)	—	—	(10,881,876)
Equity compensation	—	—	276,663	—	—	276,663
Comprehensive income:
Foreign currency translation adjustment	—	—	—	163,242	—	163,242
Net income	—	—	—	—	24,579,509	24,579,509
Total comprehensive income						24,742,751
Balance at December 31, 2007	31,576,959	3,158	245,843,655	163,242	144,427,143	390,437,198
Exercise of stock options	104,626	10	1,013,863	—	—	1,013,873
Vesting of restricted stock	17,518	1	(92,236)	—	—	(92,235)
Tax benefit of stock option exercises	—	—	151,865	—	—	151,865
Stock repurchase and retirement	(924,235)	(92)	(10,775,313)	—	—	(10,775,405)
Equity compensation	—	—	1,230,068	—	—	1,230,068
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(3,541,727)	—	(3,541,727)
Net unrealized losses on hedging transactions	—	—	—	(1,455,912)	—	(1,455,912)
Net loss	—	—	—	—	(142,944,613)	(142,944,613)
Total comprehensive loss						(147,942,252)
Balance at December 31, 2008	30,774,868	3,077	237,371,902	(4,834,397)	1,482,530	234,023,112
Exercise of stock options	196,583	20	1,523,498	—	—	1,523,518
Vesting of restricted stock	37,953	4	(80,649)	—	—	(80,645)
Tax benefit of stock option exercises	—	—	92,194	—	—	92,194
Equity compensation	—	—	1,962,551	—	—	1,962,551
Comprehensive income:
Foreign currency translation adjustment	—	—	—	1,076,858	—	1,076,858
Net change in fair value of hedging transactions	—	—	—	729,544	—	729,544
Net change in fair value of marketable securities	—	—	—	49,098	—	49,098
Net income	—	—	—	—	6,694,308	6,694,308
Total comprehensive income						8,549,808
Balance at December 31, 2009	31,009,404	$3,101	$240,869,496	$(2,978,897)	$8,176,838	$246,070,538

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$6,694,308	$(142,944,613)	$24,579,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	––	950,711	1,558,626
Depreciation	8,773,088	7,636,712	6,309,538
Amortization	4,017,968	3,165,797	2,051,311
Impairment charges	1,725,926	244,094,000	––
Legal settlement charge	345,000	––	––
Deferred income tax expense (benefit)	9,237,802	(68,223,408)	11,347,518
Amortization of debt issuance costs	1,139,330	383,739	150,318
Equity compensation	1,962,551	1,230,068	276,663
Other noncash charges	489,449	––	75,987
Changes in operating assets and liabilities:
Accounts receivable	47,737,783	19,255,354	84,988
Prepaid rent, deposits, and other current assets	7,924,663	3,537,056	494,414
Income taxes	(5,384,665)	(2,249,691)	––
Accounts payable and accrued expenses	(11,369,928)	(14,878,174)	(8,327,094)
Accrued legal settlement charge	––	––	(6,704,392)
Other liabilities	(973,993)	(964,378)	3,982,408
Net cash provided by operating activities	72,319,282	50,993,173	35,879,794
Investing activities
Purchases of property and equipment, net	(2,452,769)	(4,688,610)	(8,277,884)
Acquisition of MDA Holdings, Inc., net of cash acquired	(6,803,789)	(111,740,667)	––
Acquisition of Assent Consulting, net of cash acquired	––	(4,551,715)	(18,551,859)
Acquisition of AKOS Limited, net of cash acquired	(748,242)	(2,143,648)	(7,983,185)
Acquisition of assets of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC	––	(6,436,000)	(515,167)
Net cash used in investing activities	(10,004,800)	(129,560,640)	(35,328,095)
Financing activities
Debt issuance costs	––	(2,635,475)	(11,298)
Exercise of stock options	1,523,518	1,013,873	1,899,214
Tax benefit of stock option exercises	92,194	151,865	276,967
Release of restricted cash	5,000,000	––	––
Stock repurchase and retirement	––	(10,775,405)	(10,881,876)
Repayment of debt and note payable	(90,826,796)	(99,494,759)	(162,335,324)
Proceeds from issuance of debt	20,075,000	191,817,000	179,483,000
Net cash (used in) provided by financing activities	(64,136,084)	80,077,099	8,430,683
Effect of exchange rate changes on cash	217,606	(403,328)	84,155
Change in cash and short-term cash investments	(1,603,996)	1,106,304	9,066,537
Cash and short-term cash investments at beginning of year	10,172,841	9,066,537	––
Cash and short-term cash investments at end of year	$8,568,845	$10,172,841	$9,066,537
Supplemental disclosure of noncash investing and financing activities
Equipment purchased through capital lease obligations	$122,496	$1,306,781	$775,083
Supplemental disclosure of cash flow information
Interest paid	$5,007,477	$3,809,038	$2,170,975
Income taxes paid	$2,146,070	$8,632,450	$2,413,120

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1.

Organization and Basis of Presentation

On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the Partnership). The acquisition included certain identifiable intangible assets, primarily proprietary databases and contracts. The Partnership was engaged in the business of providing travel nurse and allied health staffing services to healthcare providers primarily on a contract basis. CCS recorded the assets and certain assumed liabilities, as defined in the asset purchase agreement, at fair market value. The purchase price of approximately $189,000,000 exceeded the fair market value of the assets less the assumed liabilities by approximately $167,537,000, which, was originally recorded as goodwill and other identifiable intangible assets. See Note 3 – Goodwill and Other Identifiable Intangible Assets.

Subsequent acquisitions and dispositions were made and currently, Cross Country Healthcare, Inc. (the Company) is a leading provider of nurse and allied staffing services in the United States, a national provider of multi-specialty locum tenens (temporary physician staffing) services, a provider of clinical trials services to global pharmaceutical and biotechnology customers, as well as a provider of other human capital management services focused on healthcare.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., TVCM, Inc. (f/k/a TravCorps), MCVT, Inc., Cross Country Local, Inc. (f/k/a Flexstaff, Inc.), CC Local, Inc., Med-Staff, Inc. (MedStaff), HealthStaffers, Inc., Assignment America, Inc., NovaPro, Inc., ClinForce, LLC (ClinForce)(f/k/a Clinforce, Inc.), Metropolitan Research Associates, Inc., Metropolitan Research Staffing Associates, Inc., Cejka Search, Inc. (f/k/a Cejka & Company), MRA Search, Inc., Cross Country Education, LLC (f/k/a Cross Country Education, Inc.), Cross Country Capital, Inc., Cross Country Infotech, Pvt Ltd. (India), Assent Consulting, Cross Country Holdco (Cyprus) Limited, Cross Country Healthcare UK HoldCo Limited, AKOS Limited (UK), , MDA Holdings, Inc., Medical Doctor Associates, LLC, Allied Health Group, LLC, Credent Verification and Licensing Services, LLC, and Jamestown Indemnity, Ltd. In December 2007, TVCM, Inc. was merged into the Company and NovaPro, Inc. was merged into Cross Country Travcorps, Inc. In January 2009, Cross Country Healthcare, Inc. transferred ownership of ClinForce, LLC to Med-Staff, Inc. In September 2009, Metropolitan Research Staffing Associates, Inc. merged into ClinForce, LLC. In December 2009, Healthstaffers, Inc. was dissolved. All material intercompany transactions and balances have been eliminated in consolidation. Subsequent events have been evaluated through the filing date of these consolidated financial statements.

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

Cash and Short-term Cash Investments

The Company considers all investments with original maturities of six months or less to be cash and short-term cash investments. The Company invests its excess cash in highly rated overnight funds and other highly rated liquid accounts.

As of December 31, 2009, cash and short-term cash investments include foreign investments in highly liquid time deposits of approximately $1,708,000.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

2.

Summary of Significant Accounting Policies (continued)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers and pharmaceutical and biotech companies and accounts receivable represent amounts due from them. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as past experience with the customer. The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single customer accounted for more than 4% of the Company’s revenue during 2009, 3% during 2008 and 4% during 2007. An aggregate of approximately 18% and 11% of the Company’s outstanding accounts receivable as of December 31, 2009 and 2008, respectively, were due from five customers.

Prepaid Rent and Deposits

The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses on the accompanying consolidated statements of operations. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits shown on the accompanying consolidated balance sheets relate to these short-term agreements.

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

Certain software development costs have been capitalized in accordance with the provisions of the Intangibles-Goodwill and Other/Internal-Use Software Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Such costs include charges for consulting services and costs for personnel associated with programming, coding and testing such software. Amortization of capitalized software costs begins when the software is ready for use and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over three to five years.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which range from 4.5 to 15 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, these assets are reviewed for impairment annually with any related losses recognized in earnings.

The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. As of December 31, 2009 and 2008, the Company had five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trials services, 4) retained search and 5) education and training.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

2.

Summary of Significant Accounting Policies (continued)

The Company estimates the fair value of its reporting units by considering (1) its market capitalization, (2) an estimated premium to its market capitalization an investor would pay for a controlling interest, (3) market multiples and recent transaction values of peer companies and (4) projected discounted cash flows. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If the reporting unit’s carrying value exceeds its fair value, the Company then determines the amount of the impairment charge, if any. The Company recognizes an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. In accordance with this Topic, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow as expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.

Reserves for Claims

The Company provides workers’ compensation insurance coverage, professional liability coverage and health care benefits for its eligible temporary healthcare professionals. The Company records its estimate of the ultimate cost of, and reserves for workers compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The health care insurance accrual is for estimated claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2009, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds were maintained by the insurance carrier. The Company had approximately $5,025,000 recorded as prepaid workers’ compensation expense included in other current assets on the consolidated balance sheet at December 31, 2008. Effective September 1, 2009, the Company replaced the pre-funded program with a letter of credit structure to guarantee payments of claims. At December 31, 2009, the Company had outstanding approximately $7,149,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

Since October 2009, all professional liability insurance has been provided under occurrence-based plans. Prior to that period, professional liability coverage was provided under various self-insured, claims-made and occurrence-based plans depending on the subsidiary and the applicable policy year. In October 2004, the Company secured individual occurrence-based professional liability insurance policies with no deductible for virtually all of its working nurses and allied professionals, except those employed through its MedStaff subsidiary. These occurrence-based individual policies replaced a $2,000,000 per-claim layer of self-insured exposure. The Company continued to provide primary coverage through a $2,000,000 self-insured retention for nurses and allied professionals who did not qualify for the individual occurrence-based coverage, as well as for the Company’s independent liabilities (such as negligent hiring) during these policy years. Effective October 1, 2008, the individual professional liability insurance policies were replaced with one policy that insured each individual nurse for $2,000,000 per occurrence and $4,000,000 in the aggregate, as well as the corporation which shared those limits. This policy had no deductible and did not cover healthcare professionals working through MedStaff or MDA Holdings, Inc. or its subsidiaries (collectively, MDA). Separately, prior to October 1, 2009, the Company’s MedStaff subsidiary had a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible per claim.

In October 2009, the Company purchased an occurrence-based professional liability policy that provides each working nurse and each allied healthcare professional with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

2.

Summary of Significant Accounting Policies (continued)

individual limits are shared with the healthcare provider’s employer (e.g. Cross Country Travcorps or MedStaff) in the event of vicarious liability and/or negligent hiring allegations on a claim. This policy does not have a deductible. In addition, in October 2009, the Company purchased an excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of Cross Country Travcorps and $1,000,000 per occurrence and $3,000,000 in the aggregate for all working nurses of MedStaff. Those limits are also shared with the corporations on applicable claims. MedStaff also secured insurance coverage having the same terms as the primary and excess coverage described above for acts occurring on or after October 25, 2002.

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, CRNAs and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company (the Captive) and a wholly-owned subsidiary of MDA Holdings, Inc. Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. The value of the letter of credit was secured by $5,000,000 of cash held by the Captive as restricted cash at December 31, 2008. During 2009, the cash was released from restriction and replaced by a letter of credit under the Company’s credit facility. As of December 31, 2009, the amount of the letter of credit was $5,532,724.

Subject to certain limitations, the Company also has $5,000,000 per occurrence and $10,000,000 in the aggregate in umbrella liability coverage after $2,000,000 is exhausted under the primary and excess professional liability policies covering the working nurses and allied healthcare professionals. While this umbrella coverage does not extend to professional liability claims against MDA, its independent contractor physicians, CRNAs and allied health professionals, it does cover claims brought against all of the Company’s subsidiaries for non-patient general liability ($250,000 deductible), employee liability ($1,000,000 deductible), non-owned hired auto ($1,000,000 deductible) and clinical trials/errors and omissions ($500,000 deductible and a cap of $5,000,000 in coverage under the umbrella policy).

The Company records the receivable portion of its claims-made policy insurance claims in accordance with the Other Expenses/Insurance Costs Topic of the FASB ASC. The Company’s consolidated balance sheets as of December 31, 2009 and 2008 reflects the current portion of the receivable of its claims-made insurance claims as insurance recoveries receivable and the long-term portion as other long-term assets. The related current liability is included in accrued compensation and benefits and the long-term portion of the liability is recorded in other long-term liabilities. See Note 6 – Accrued Compensation and Benefits for further information.

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

Revenue Recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. At December 31, 2009 and 2008, the amounts accrued are approximately $13,892,000 and $20,465,000, respectively.

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

2.

Summary of Significant Accounting Policies (continued)

Revenue on permanent placements is recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2009, 2008 and 2007, such losses were nominal.

Revenue from the Company’s education and training services is recognized as the instructor-led seminars are performed and the related learning materials are delivered.

Share-Based Compensation

The Company has, from time to time, granted stock options, stock appreciation rights and restricted stock for a fixed number of common shares to employees. In accordance with the Compensation-Stock-Compensation Topic of the FASB ASC, companies may choose from alternative valuation models. The Company uses the Black-Scholes method of valuing its options and stock appreciation rights. The Company will consider the use of another model if additional information becomes available in the future that indicates another model would be more appropriate for the Company or, if grants issued in future periods have characteristics that cannot be reasonably estimated using Black-Scholes. The Company values its restricted stock awards by reference to the Company’s stock price on the date of grant.

The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and totaled approximately $1,963,000 and $1,230,000, during the years ended December 31, 2009 and 2008, respectively. Related deferred tax benefits of approximately $718,000 and $436,000, respectively, were recorded during the years ended December 31, 2009 and 2008. Compensation expense and related tax benefits during the year ended December 31, 2007 were immaterial.

See Note 13 – Stockholders’ Equity for further information about the Company’s current share-based compensation programs.

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $3,704,000, $6,419,000 and $5,936,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized and expensed when the related event takes place. At December 31, 2009 and 2008, approximately $1,586,000 and $1,553,000, respectively, of these costs are included in other prepaid expenses on the consolidated balance sheets.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of the Leases Topic of the FASB ASC, any incentives or rent escalations are recorded as deferred rent and amortized with rent expense over the respective lease term.

Income Taxes

The Company accounts for income taxes under the Income Taxes Topic of the FASB ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This treatment became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

2.

Summary of Significant Accounting Policies (continued)

retained earnings. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. See Note 12 - Income Taxes for further information.

Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, net changes in the fair value of hedging transactions, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss (OCI) in the accompanying consolidated balance sheets and was approximately $2,302,000 and $3,378,000 at December 31, 2009 and 2008, respectively.

The net change in fair value of hedging transactions (excluding ineffectiveness reclassified to interest expense), related to the Company’s interest rate swap agreements, is included in accumulated OCI in the accompanying consolidated balance sheets and was approximately $726,000 and $1,456,000, net of deferred taxes, at December 31, 2009 and 2008, respectively. See Interest Rate Swap Agreements below and Note 8 - Interest Rate Swap Agreements for further information.

The net change in fair value of marketable securities is included in accumulated OCI in the accompanying consolidated balance sheets and was approximately $82,000, net of deferred taxes, or $49,000 after tax, representing total holding gains for its marketable securities, as of December 31, 2009. The Company did not have any marketable securities as of December 31, 2008. The net change in fair value of marketable securities includes the reclassification of unrealized gains upon the sale of securities and gains or losses related to the change in fair value of the remaining marketable securities. In the year ended December 31, 2009, a portion of the marketable securities were sold for approximately $240,000 resulting in a gain of $192,937 included in other income on the consolidated statements of operations. The Company used the specific identification method to determine the cost of the securities sold.

Income tax expense related to the components of other comprehensive income for the year ended December 31, 2009, was approximately $398,000. Income tax benefit related to the components of other comprehensive loss in the year ended December 31, 2008 was approximately $927,000. Total comprehensive income (loss) is stated on the face of the Company’s statements of changes in stockholders’ equity.

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and short-term cash investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan facility and term loan approximate fair value as the interest rates are tied to a quoted variable index. Derivative financial instruments (interest rate swap agreements) are recorded at fair value based on available quotations provided by a recognized dealer in such hedging agreements.

On January 1, 2008, the Company adopted the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In the year ended December 31, 2009 and 2008, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its marketable securities and interest rate swap agreements. See Note 8 - Interest Rate Swap Agreements and Note 9 – Fair Value Measurements for relevant disclosures.

Interest Rate Swap Agreements

The Derivatives and Hedging Topic of the FASB ASC requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

2.

Summary of Significant Accounting Policies (continued)

The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges is to reduce the exposure to adverse fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2009, more than 100% of the Company’s variable rate debt had its interest payments designated as the hedged forecasted transactions. The Company has formally documented the hedging relationships and accounts for the derivatives as cash flow hedges. Gains or losses resulting from changes in the fair value of these agreements are recorded in other comprehensive income, net of tax, until either the hedged item is recognized in earnings or the cash flow is no longer probable. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. Any ineffectiveness is recorded directly to earnings.

See Note 8 - Interest Rate Swap Agreements for full disclosures of interest rate swap agreements entered into in 2008, pursuant to the disclosure requirements of Derivatives and Hedging Topic of the FASB ASC.

Reclassifications

Certain 2008 balance sheet and footnote amounts have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825, Financial Instruments, which extends the disclosure requirements of the Financial Instruments Topic of the FASB ASC to interim financial statements of publicly traded companies as defined in the Interim Reporting Topic of the FASB ASC. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted the required disclosure requirements for its second quarter of 2009. Since ASC 825 requires only additional disclosures concerning the financial instruments, the adoption did not affect the consolidated balance sheets, statements of operations or cash flows of the Company.

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. ASC 855 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of ASC 855, effective June 2009, did not affect the consolidated balance sheets, statements of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB ASC is intended to be the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has used the new guidelines and numbering system prescribed by the ASC when referring to GAAP. The Codification does not change or alter existing GAAP and there was no impact on the consolidated balance sheets, statements of operations or cash flows of the Company.

In August 2009, the FASB issued ASC Update 2009-05, Fair Value Measurements and Disclosures. The purpose of this update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. There was no material impact to the Company from the adoption of this standard.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

3.

Goodwill and Other Identifiable Intangible Assets

As of December 31, 2009 and 2008, the Company had the following acquired intangible assets:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Databases	$14,194,891	$12,572,084	$1,622,807	$14,268,522	$12,166,806	$2,101,716
Customer relations	34,989,973	8,939,998	26,049,975	34,828,432	5,814,065	29,014,367
Non-compete agreements	4,153,000	3,253,333	899,667	4,153,000	2,810,000	1,343,000
Trademark	340,000	340,000	––	340,000	330,556	9,444
	$53,677,864	$25,105,415	$28,572,449	$53,589,954	$21,121,427	$32,468,527
Intangible assets not subject to amortization:
Goodwill	$132,593,323	$1,892,844	$130,700,479	$124,490,569	$1,892,844	$122,597,725
Trademarks	64,258,658	1,401,169	62,857,489	65,835,076	1,401,169	64,433,907
	$196,851,981	$3,294,013	$193,557,968	$190,325,645	$3,294,013	$187,031,632

Estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2010	$3,858,000
2011	3,492,000
2012	3,243,000
2013	3,090,000
2014	2,843,000
Thereafter	12,046,000
$28,572,000

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

3.

Goodwill and Other Identifiable Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Segment	Physician Staffing Segment	Clinical Trials Services Segment	Other Human Capital Management Services Segment	Total
Balances as of December 31, 2008: Aggregate goodwill acquired	$258,841,211	$24,666,270	$60,783,182	$19,307,062	$363,597,725
Accumulated impairment loss	(241,000,000)	––	––	––	(241,000,000)
Goodwill, net of impairment loss	17,841,211	24,666,270	60,783,182	19,307,062	122,597,725
Additions to aggregate goodwill in 2009:
Earnout payment and additional direct acquisition costs for MDA	308,888	6,494,901	––	––	6,803,789
Earnout payment for AKOS	––	––	748,242	––	748,242
Currency translation adjustment for AKOS	––	––	550,723	––	550,723
Balances as of December 31, 2009:
Aggregate goodwill acquired	259,150,099	31,161,171	62,082,147	19,307,062	371,700,479
Accumulated impairment loss	(241,000,000)	––	––	––	(241,000,000)
Goodwill, net of impairment loss	$18,150,099	$31,161,171	$62,082,147	$19,307,062	$130,700,479

Impairment of Goodwill and Other Intangible Assets

Goodwill

The Company performed its annual impairment assessment in the fourth quarters of 2009 and 2008. Upon completion of the first step in its annual impairment assessment as of December 31, 2009, the Company determined that no impairment was indicated. For the impairment test in the fourth quarter of 2009, the Company estimated the fair value of each of its five reporting units based on a weighting of both the income approach and the market approach.

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed within the Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted operating cash flows, revenue, margins, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, ranging from 11.8% to 13.4%.

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. The Company utilized total enterprise value/revenue multiples ranging from 0.5 to 1.2 and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 6.6 to 10.2. Each reporting unit’s market value was determined assuming a 60% weighting to revenue and a 40% weighting to EBITDA. The fair value under the market approach included a control premium of 30%, which is an amount the Company estimates a buyer would be willing to pay in excess of the current market price in order to acquire a controlling interest. The control premium was determined based on a review of comparative market transactions. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of the reporting units.

Upon completion of fourth quarter 2009 assessment, the Company determined that the estimated fair value of all of the Company’s reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 53%, physician staffing – 58%, clinical trials services – 13%, retained search – 197% and education and training – 217%.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

3.

Goodwill and Other Identifiable Intangible Assets (continued)

In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, during the fourth quarter of 2008, the Company performed its annual impairment testing and determined that the fair value of the goodwill related to its nurse and allied staffing reporting unit was lower than its carrying value. The decrease in value results from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that rapidly deteriorated during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (see Note 1 – Organization and Basis of Presentation), and subsequent nurse staffing acquisitions made through 2003. A non-cash pretax charge of approximately $241,000,000 was recorded to reduce the carrying value of goodwill to its estimated fair value. This charge is included in impairment charges on the consolidated statements of operations for the year ended December 31, 2008.

Other Intangible Assets

During the fourth quarter of 2009, in accordance with the Property, Plant and Equipment/Impairment or Disposal of Long-Lived Assets Topic of the FASB ASC, the Company conducted an assessment of a particular trademark and database in its clinical trials services segment due to a change in marketing strategy for the business that indicated the carrying amount of the trademark and database may not be recoverable. The Company streamlined its non-staffing operations within the clinical trials services segment to gain efficiencies. Based on these circumstances, the Company recorded a pre-tax non-cash impairment charge which represented the entire carrying value of this trademark and database of approximately $1,726,000. This charge is included in impairment charges on the consolidated statement of operations for the year ended December 31, 2009.

During the fourth quarter of 2008, the Company conducted an assessment of a particular customer relationship in its clinical trials services segment due to a change in circumstance that indicated the carrying amount of this intangible asset may not be recoverable. The relationship with this customer remains in good standing; however, the customer began to use offshore staffing to meet some of its needs and did not renew one of its contracts which expired in 2009. The expiration of this particular contract impacted the projected revenue stream utilized in assessing the value of this intangible asset. The Company does have other ongoing contracts with this customer that is expected to continue to generate business, but they are not significant or sufficient enough to replace the revenue stream that ended in 2009. In addition, the Company was unable to estimate any significant revenue stream in order to properly calculate an estimated fair value of this relationship. Based on these circumstances, the Company recorded a pre-tax non-cash impairment charge which represented the entire carrying value of this customer relationship of approximately $3,094,000. This charge is also included in impairment charges on the consolidated statements of operations for the year ended December 31, 2008.

At December 31, 2009 and 2008, the Company believes no other impairment of long-lived assets or intangible assets exist.

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

4.

Acquisitions (continued)

The transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. If the earnout payments are made, they will be allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In the second quarter of 2009, the Company paid $6,748,000 related to the 2008 performance. The Company expects to pay an earnout related to the 2009 performance, which has not been finalized at the date of this filing.

The Company’s senior secured revolving credit facility was amended and restated in connection with the acquisition of MDA. The $200,000,000 Credit Agreement, dated as of November 10, 2005 and Amended and Restated as of September 9, 2008 (the Credit Agreement) kept in place an existing $75,000,000 revolving loan facility and provided for a 5-year $125,000,000 term loan facility with Wells Fargo Securities and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The proceeds from the term loan were used to fund the acquisition, pay financing related fees, and pay certain acquisition expenses. The remainder of the proceeds was used to reduce borrowings under its revolving loan facility. See Note 7- Long-term Debt for further information.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a provider of locum tenens staffing solutions through its independent contract physicians. In addition, MDA has an in-house Credentials Verification Organization (Credent) that is certified by the National Committee for Quality Assurance. Credent verifies critical credentials prior to physician assignments. MDA also offers its physicians occurrence-based malpractice coverage. See Note 2 – Reserves for Claims for additional information. The Company acquired MDA to solidify its position as a national provider of healthcare staffing solutions. The Company expects to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses who represent a cost center. The Company is also able to offer a more comprehensive suite of services to its healthcare clients and recognizes there may be some potential synergies with its physician search business.

The acquisition has been accounted for in accordance with the Business Combinations Topic of the FASB ASC. The results of MDA’s operations have been included in the consolidated statements of operations since September 1, 2008, the agreed upon accounting date of the acquisition. MDA’s allied staffing services have been combined with the Company’s nurse and allied staffing business segment. MDA’s physician staffing services have been reported as a separate business segment for the Company, Physician Staffing, in accordance with the Segment Reporting Topic of the FASB ASC.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

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

Based on the independent third-party appraisal, the Company assigned the following values to intangible assets: $46,000,000 to trademarks with an indefinite life and not subject to amortization, $21,000,000 for customer relations with a useful life of 12 years, $1,100,000 to database with a useful life of 9 years, and $1,000,000 to noncompete agreements with a weighted average useful life of 4 years. The excess of purchase price over the fair value of net tangible and intangible assets acquired approximated $26,419,000 and was recorded as goodwill, which is deductible for tax purposes. Additional acquisition costs of approximately $56,000 and $610,000 were incurred during the years ended December 31, 2009 and 2008, respectively, and are included as goodwill in the consolidated balance sheets.

Assent Consulting

On July 18, 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent) for approximately $19,573,000 in cash paid at closing, including $1,000,000 which was held in escrow to cover any post-closing liabilities. The purchase price was subject to a working capital adjustment of approximately $490,000 that was settled with a payment to the Company in the fourth quarter of 2007. Additional direct acquisition costs of approximately $113,000 were incurred during the year ended December 31, 2007 and allocated to goodwill. Assent provides staffing services primarily consisting of highly qualified clinical research, biostatistics, and drug safety professionals to companies in the pharmaceutical and biotechnology industries.

This transaction also included an earnout provision up to a maximum of $4,900,000 based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the year ended December 31, 2008, the Company paid $4,552,000 related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2,000,000 of the payment was being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone was not achieved. Based on 2008 performance, the full amount was released in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow of $1,000,000 was released to the sellers. The Company financed this acquisition using its revolving loan facility.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

4.

Acquisitions (continued)

AKOS Limited

On June 6, 2007, the Company acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom, for a total purchase price of up to £7,179,000, consisting of an up-front payment of £3,971,000 and potential earnout payments up to a maximum of £3,209,000 in 2007 and 2008. The share purchase agreement also specified an estimated additional payment of £500,000, paid at closing, consisting of cash purchased, along with a post-closing net working capital adjustment. An additional amount of £175,000 was paid in the third quarter of 2007, based on changes in net working capital, as defined by the share purchase agreement and has been allocated to goodwill as additional purchase price. AKOS is a provider of drug safety, regulatory and clinical trials services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia.

The consideration for this acquisition equated to approximately $8,867,000 in cash paid at closing, which included approximately $992,000 for the additional payment and $763,000 which was held in escrow to cover any post-closing liabilities. The post-closing working capital adjustment equated to approximately $349,000. The Company financed this transaction using its revolving loan facility. Additional direct acquisition costs of approximately $373,000 were incurred during the year ended December 31, 2007 and allocated to goodwill.

The potential earnout payments were based on 2007 and 2008 performance, as defined by the share purchase agreement and were recorded in U.S. dollars using the exchange rate at the time of payment. In 2008, the Company paid £1,054,000 (approximately $2,111,000) related to the 2007 performance. In the first quarter of 2009, the Company paid £509,000 (approximately $748,000) related to the 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with Business Combinations Topic of the FASB ASC. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers.

Metropolitan Research

On August 31, 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”) for a purchase price of approximately $18,600,000. The consideration for this acquisition was approximately $16,100,000 in cash paid at closing. The remaining $2,500,000 of the purchase price was paid during the fourth quarter of 2006 as the associated milestones defined by the asset purchase agreement were reached. These payments were allocated to goodwill as additional purchase price. The Company financed this transaction using its revolving loan facility. During the year ended December 31, 2007, a post-closing adjustment of approximately $510,000, which included a net working capital adjustment, was paid and allocated to goodwill.

The asset purchase agreement also provided for a potential earnout payment of up to a maximum of $6,436,000 based on 2006 and 2007 performance, as defined. During the year ended December 31, 2008, the Company paid $6,436,000 satisfying all earnout payments. This contingent consideration was not related to the sellers’ employment and was allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC.

5.

Property and Equipment

At December 31, 2009 and 2008, property and equipment consist of the following:

		December 31,
	Useful Lives	2009	2008
Computer equipment	3-5 years	$11,933,314	$11,358,404
Computer software	3-5 years	38,917,694	37,551,372
Office equipment	5-7 years	3,988,990	3,875,451
Furniture and fixtures	5-7 years	3,493,510	3,495,817
Leasehold improvements	(a)	3,132,578	2,955,750
		61,466,086	59,236,794
Less accumulated depreciation and amortization		(41,759,619)	(33,252,084)
		$19,706,467	$25,984,710

———————

(a)

See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

6.

Accrued Compensation and Benefits

At December 31, 2009 and 2008, accrued compensation and benefits consist of the following:

	December 31,
	2009	2008
Salaries and payroll taxes	$5,911,887	$8,730,101
Bonuses	1,734,860	4,160,245
Accrual for workers’ compensation claims	2,213,833	2,446,313
Accrual for health care benefits	1,450,723	2,027,380
Accrual for professional liability insurance	3,149,129	2,040,764
Accrual for vacation	1,679,071	1,928,711
	$16,139,503	$21,333,514

Workers’ compensation and professional liability amounts are also included in the following accounts:

	December 31,
	2009	2008
Insurance recoveries receivable:
Insurance recovery for workers’ compensation	$505,328	$312,573
Insurance recovery for professional liability	365,000	138,000
	$870,328	$450,573
Other long-term assets:
Insurance recovery for workers’ compensation - long-term	$554,532	$362,602
Insurance recovery for professional liability - long-term	940,390	881,738
Marketable securities - long-term	122,950	––
	$1,617,872	$1,244,340
Other long-term liabilities:
Unrecognized tax benefits - long-term	$3,551,607	$1,831,937
Accrual for workers’ compensation claims - long-term	2,429,394	2,837,862
Accrual for professional liability insurance - long-term	10,062,245	11,237,752
Deferred compensation	1,376,008	1,094,357
Deferred rent - long-term	1,761,749	1,756,689
	$19,181,003	$18,758,597

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

7.

Long-term Debt

At December 31, 2009 and 2008, long-term debt consists of the following:

	December 31,
	2009	2008
Term loan, interest at 1.99% and 4.33% at December 31, 2009 and 2008, respectively	$62,109,277	$123,437,500
Revolving loan facility, weighted average interest rate of 2.97% at December 31, 2008	––	7,500,000
Capital lease obligations	405,201	2,142,996
	62,514,478	133,080,496
Less current portion	(5,733,299)	(15,825,642)
	$56,781,179	$117,254,854

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 in connection with the acquisition of MDA. The Credit Agreement maintains an existing $75,000,000 revolving loan facility, maturing in November 2010, and provides for a 5 year $125,000,000 term loan facility with Wells Fargo Securities, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. The revolving loan facility and term loan bear interest at a rate of, at the Company’s option, either: (i) London Interbank Offered Rate (“LIBOR”) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin.

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

As of December 31, 2009, interest on the credit facility was based on LIBOR plus a margin of 1.75% or Base Rate plus a margin of 0.75%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2009, was 0.375%. As of December 31, 2009, the Company had $12,681,838 of standby letters of credit outstanding under this facility, leaving $62,318,162 available for borrowing under the revolving loan facility. The letters of credit relate to the Company’s workers’ compensation and professional liability policies as previously disclosed in the Reserves for Claims section in Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

7.

Long-term Debt (continued)

In addition to the above mentioned terms, the terms of the Credit Agreement include customary covenants and events of default. As of December 31, 2009, the Company was in compliance with the financial covenants and other covenants contained in the agreement. Specifically, the table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of December 31, 2009.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.86 to 1.00
Minimum Interest Coverage Ratio	5.00 to 1.00	6.74 to 1.00
Maximum Capital Expenditures for 2009 (b)	$25.3 million	$2.5 million

———————

(a)

The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 as of December 31, 2009 and thereafter.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15,000,000, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

The agreement includes a mandatory prepayment provision, which requires the Company to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of debt or equity. In addition, when its Consolidated Total Leverage Ratio, as defined by the Credit Agreement, as of the end of a fiscal year is greater than or equal to 1.50 to 1.00, the Company is required to make principal prepayments of at least 50% of Excess Cash Flow, as defined by the agreement. The dividends and distribution covenant limits the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock. The Credit Agreement provides for an amount allowed for stock repurchases/dividends. The limitation increases each year by 25% of net income provided that the Company’s Debt/EBITDA ratio (as defined in the Credit Agreement) is less than 2.00 to 1.00 and there is $15,000,000 in cash or available cash under the revolving loan facility. The Company’s net loss for the year ended December 31, 2008, has had the effect of eliminating the allowable amount. The Company is also required to obtain the consent of its lenders to complete any acquisition which exceeds $25,000,000 or would cause the Company to exceed $125,000,000 (excluding the MDA acquisition) in aggregate payments during the term of the agreement. The commitments under the Credit Agreement are secured by substantially all of the Company’s assets.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2009, the Company’s capital lease obligations mature serially through December 31 as follows: 2010 - $314,369; 2011 - $41,223; 2012 - $19,095; 2013 - $22,286 and 2014 - $8,228.

As of December 31, 2009, the aggregate scheduled maturities of term debt are as follows:

Through Year Ending December 31:
2010	$5,733,299
2011	8,378,039
2012	19,610,612
2013	28,784,301
2014	8,227
$62,514,478

Subsequent to December 31, 2009, the Company made optional prepayments of $4,000,000 of its borrowings under the term loan portion of its senior credit facility. Optional prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

8.

Interest Rate Swap Agreements

Pursuant to the provisions of the Credit Agreement and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

8.

Interest Rate Swap Agreements (continued)

interest rate exposure in an aggregate amount of at least 40% of its $125,000,000 term loan facility, or $50,000,000 for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements require the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50,000,000 and a fixed rate of 2.75% on $20,000,000), and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. At inception, the interest rate swaps effectively fixed the interest on $70,000,000 of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $22,500,000 of term loan borrowings causing its $20,000,000 notional amount interest rate swap to become ineffective. The Company made an additional $5,000,000 of prepayments in the fourth quarter of 2009. The Company estimated the ineffectiveness as of December 31, 2009 to be an unrealized loss of $229,820 (approximately $139,000 after taxes).  The Company reclassified the after tax amount from accumulated other comprehensive loss to the consolidated statement of operations for the year ended December 31, 2009. The Company has included the gross amount of the loss in interest expense on its consolidated statement of operations. In addition, during the year ended December 31, 2009, the Company reclassified $923,346 of the loss in accumulated other comprehensive income to interest expense coinciding with interest payments on the underlying term loan portion that was hedged.

Changes in the cash flows of the $50,000,000 notional amount interest rate swap are expected to be highly effective at offsetting the changes in overall cash flows (i.e. changes in interest payments) attributable to fluctuations in the LIBOR rates on the Company’s variable-rate debt. The Company considers the $50,000,000 notional amount interest rate swap to be a cash flow hedge and eligible for hedge accounting. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive loss on the consolidated balance sheets. See Note 2 – Comprehensive Income for further information.

As of December 31, 2009, the fair value of the interest rate swap agreements was $1,427,073 and was recorded as a liability on the consolidated balance sheet with offsets to other comprehensive (loss) income of $1,197,253 (for the effective portion) and interest expense of $229,820 (for the ineffective portion). Deferred tax benefits of $470,885 were also included in other comprehensive income, leaving a balance of $726,368 in accumulated other comprehensive loss related to these swap agreements. As of December 31, 2008, the fair value of the interest rate swap agreements was $2,382,444 and was recorded as a liability on the consolidated balance sheet with an offset to other comprehensive income. A deferred tax benefit was also recorded to other comprehensive (loss) income, leaving a balance of $1,455,912 in other comprehensive income related to these swap agreements.

As of December 31, 2009, the Company expects the entire amount recorded in accumulated other comprehensive loss ($1,197,253), related to these interest rate swaps, will be reclassified to interest expense over the next twelve months coinciding with interest payments on the underlying term loan portion that was hedged.

Interest rate swap payments are included in net cash provided by operating activities on the Company’s consolidated statements of cash flows.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

9.

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

During the year ended December 31, 2009, the Company’s financial assets/liabilities required to be measured on a recurring basis were its interest rate swap agreements, its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability and Level 2 inputs to value the interest rate swap agreements. The Company did not hold any Level 3 assets or liabilities that are measured on a recurring basis at December 31, 2009 or 2008. The Company’s marketable securities are measured using quoted prices in active markets.  The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents. The Fair Value Measurements and Disclosures Topic of the FASB ASC also states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness is considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of December 31, 2009, both counterparties on the Company’s interest rate swap agreements are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on fair value.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements as of December 31, 2009			Fair Value Measurements as of December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$122,950	$122,950	$—	$—	$—	$—

Financial Liabilities:
Interest rate swaps – current	$1,427,073	$—	$1,427,073	$2,382,444	$—	$2,382,444
Deferred compensation	1,376,008	1,376,008	—	1,094,357	1,094,357	—
	$2,803,081	$1,376,008	$1,427,073	$3,476,801	$1,094,357	$2,382,444

The Company was required to measure the fair value of its nurse and allied staffing reporting unit in the fourth quarter of 2008, as a result of its annual impairment assessment. The Company used significant unobservable inputs (Level 3) to measure its fair value. See Note 3 – Goodwill and Other Identifiable Intangible Assets for further information.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

10.

Employee Benefit Plans

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. Eligible MDA employees were covered under this plan as of October 1, 2008. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant’s elective deferral, which the Company, at its sole discretion, determines from year to year. Effective July 1, 2009, due to the Company’s cost-saving efforts, any further matching contributions for the program were temporarily suspended. Eligible employees who elected to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan approximated $1,142,000, $2,666,000, and $2,766,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Certain MedStaff employees are covered under a separate benefit plan. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan documents. Eligible employees who elected to participate in the plan are generally fully vested in any matching contribution after six years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to approximately $3,000, $46,000 and $27,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and approximated $1,376,000 and $1,094,000 at December 31, 2009 and 2008, respectively.

11.

Commitments and Contingencies

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments, as of December 31, 2009, associated with these agreements with terms of one year or more are approximately as follows:

Through Year Ending December 31:
2010	$6,763,000
2011	6,010,000
2012	5,613,000
2013	4,952,000
2014	2,943,000
Thereafter	6,563,000
$32,844,000

Total operating lease expense included in selling, general and administrative expenses was approximately $8,798,000, $7,885,000 and $7,310,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

11.

Commitments and Contingencies (Continued)

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide corporate employees while in on-call status with meal periods and rest breaks, and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial was scheduled to occur in the second quarter of 2010, however, in December 2009, the Company reached an agreement in principle to settle this matter and, accordingly, the Company accrued a pre-tax charge of $345,000 (approximately $209,000 after taxes) related to this lawsuit The final settlement will be subject to court approval.

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

12.

Income Taxes

The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$(3,726,369)	$4,883,160	$2,628,622
State	(607,057)	1,541,492	258,504
Foreign	56,000	575,177	524,556
	(4,277,426)	6,999,829	3,411,682
Deferred	9,237,802	(68,223,408)	11,347,518
	$4,960,376	$(61,223,579)	$14,759,200

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Current deferred tax assets:
Accrued other and prepaid expenses	$4,442,480	$4,006,062
Accrued professional liability	156,833	188,297
Legal settlement charge	135,681	––
Allowance for doubtful accounts	1,141,064	1,791,125
Impairment charges	5,303,243	5,195,666
Other	1,003,121	452,417
Gross deferred tax assets	12,182,422	11,633,567
Valuation allowance	(388,688)	(346,441)
Deferred tax assets	11,793,734	11,287,126

Non-current deferred tax (liabilities) and assets:
Amortization	(63,517,145)	(52,499,218)
Depreciation	(3,677,667)	(5,040,910)
Identifiable intangibles	(3,155,253)	(3,201,513)
Impairment charges	74,242,557	72,734,484
State net operating loss carryforwards	2,441,457	1,955,323
Other	1,623,481	3,452,944
Gross deferred tax assets	7,957,430	17,401,110
Valuation allowance	(2,567,080)	(2,336,512)
Deferred tax assets	5,390,350	15,064,598
Net deferred taxes	$17,184,084	$26,351,724

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

12.

Income Taxes (continued)

The Income Taxes Topic of the FASB ASC requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, respectively, the Company had deferred tax assets of approximately $2,441,000 and $1,955,000 related to state net operating loss carryforwards. The state carryforwards will expire between 2010 and 2027. A valuation allowance for the state net operating losses has been recorded at December 31, 2009 and 2008, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. As of December 31, 2009, the Company has deferred tax assets of approximately $79,546,000 related to the impairment of goodwill and other intangible assets. The Company has recorded a valuation allowance based upon the uncertainty of the realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2009	2008
Tax at U.S. statutory rate	$3,477,119	$(72,715,908)
State taxes, net of federal benefit	23,677	(5,147,143)
Non-deductible meals and entertainment	(616,613)	849,734
Non-deductible other	25,588	32,638
Foreign tax expense	56,000	575,177
Valuation allowances	342,727	2,159,993
Nondeductible goodwill impairment	––	14,123,967
Uncertain tax positions	1,811,485	700,366
Other	(159,607)	(1,802,403)
Total income tax expense (benefit)	$4,960,376	$(61,223,579)

The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

As of December 31, 2009, pursuant to the subtopic of Other Considerations or Special Areas of the Income Taxes Topic in the FASB ASC, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside of the United States. The Company intends to reinvest its foreign earnings indefinitely. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The Company’s estimated undistributed foreign earnings as of December 31, 2009 were approximately $6,923,000, which, if distributed, would have resulted in a deferred tax liability of approximately $1,463,000.

The Company’s Indian subsidiary, Cross Country Infotech Private, LTD is located in a software technology park and is entitled to 100% tax holiday until March 2011. The effect of the income tax holiday was a reduction to the income tax provision in 2009 of approximately $642,000.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$2,628,000
Additions based on tax positions related to the current year	1,963,000
Reductions based on tax positions related to the prior year	(23,000)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(125,000)
Balance at December 31, 2009	$4,443,000

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

12.

Income Taxes (continued)

As of December 31, 2009 and 2008, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized of approximately $3,726,000 and $1,914,000, respectively. During 2009, the Company had gross increases of $1,963,000 to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $148,000 to its unrecognized tax benefits related to prior year uncertain positions and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2009 and 2007, the Company recognized interest and penalties of $114,000 and $132,000, respectively. During the year ended December 31, 2008, interest and penalties were not material. The Company had accrued approximately $690,000 and $515,000 for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

13.

Stockholders’ Equity

Stock Repurchase Programs

In November 2002, the Company’s Board of Directors authorized a stock repurchase program whereby the Company could purchase up to 1,500,000 of its common shares at an aggregate price not to exceed $25,000,000. Subsequently, in May 2006, and then again in February 2008, the Company’s Board of Directors authorized two additional stock repurchase programs whereby the Company may purchase up to 1,500,000 shares of its common stock under each authorization, subject to terms of our credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion.

During year ended December 31, 2009, the Company did not repurchase shares. During the year ended December 31, 2008, the Company repurchased and retired, under both the May 2006 and February 2008 programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10,775,000. During the year ended December 31, 2007, the Company repurchased and retired, under both the November 2002 and May 2006 programs, a total of 704,498 shares at an average cost of $15.45 per share. The cost of such purchases was approximately $10,882,000. All of the common stock was retired.

At December 31, 2009, the Company had 1,441,139 shares of common stock left remaining to repurchase under its February 2008 authorization, subject to the limitations of the Company’s Credit Agreement. See Note 7- Long-term Debt for further information.

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

13.

Stockholders’ Equity (continued)

market value of the common stock at the time of the grant; and 2) the term of the award will be no more than 10 years after the date the option is granted (or, shall not exceed five years, in the case of a 10% or more stock holder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

The following awards were granted under the 2007 Plan to the Company’s directors and management team:

	Year Ended December 31,
	2009	2008	2007
Stock options	—	—	8,700
Stock appreciation rights	569,000	158,664	170,500
Restricted stock	304,133	110,310	92,775

The stock appreciation rights can only be settled with stock. The stock appreciation rights vest 25% per year over a 4 year period and expire after 7 years. The restricted stock awards vest 25% each year over a 4 year period. Upon exercise or conversion, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company.

On March 2, 2010, the Compensation Committee approved an increase in the number of shares eligible under the 2007 Stock Incentive Plan to 3,500,000 shares from 1,500,000 shares, which increase will be subject to approval by the Company’s shareholders at its annual meeting scheduled for May 4, 2010.

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

Share option changes, under both plans, during the year ended December 31, 2009, were as follows:

	Shares	Option Price	Weighted Average Exercise Price
Share options outstanding at beginning of year	2,381,143	$7.75-$37.13	$14.90
Granted	569,000	$8.56	$ 8.56
Exercised	(196,583)	$7.75	$ 7.75
Forfeited	(120,399)	$7.75-$26.15	$14.96
Expired	(1,120,181)	$7.75-$23.25	$15.13
Share options outstanding at end of year	1,512,980	$8.56-$37.13	$13.27
Share options exercisable at end of year	767,911	$10.13-$37.13	$16.21

As of December 31, 2009, the Company had outstanding 1,451,231 share options that were fully vested or expected to vest at a weighted average exercise price of $13.43, aggregate intrinsic value of approximately $683,000 and weighted average contractual life of 4.8 years. As of December 31, 2009, 50.8% of share options outstanding, or 767,911 share options, were fully exercisable at a weighted average exercise price of $16.21, no intrinsic value and a remaining contractual life of 3.6 years.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

13.

Stockholders’ Equity (continued)

The following table represents information about stock options and stock appreciation rights granted and exercised in each year. During the years ended December 31, 2009, 2008 and 2007, the Company issued options and stock appreciation rights at market price.

	Year Ended December 31,
	2009	2008	2007
Share option grants	569,000	158,664	187,000
Weighted average grant date fair value of options granted during the period	$3.40	$6.38	$9.24
Total intrinsic value of options exercised	$253,622	$577,558	$1,606,538
Fair value of shares vested during the year	$411,651	$371,008	$—

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	45.00	48.02	49.06
Risk-free interest rate	2.34%	3.56%	4.27%
Expected life	4 years	6 years	6 years

The expected life of the options is based on historical exercise behavior. The Company computes expected volatility using the historical volatility of the market price of the Company’s common stock.

Restricted Stock

Restricted stock awards granted under the Company’s 2007 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. During the years ended December 31, 2009, 2008 and 2007, the Company issued 304,133, 110,310 and 92,775 shares of restricted stock, respectively. The shares vest ratably over a four year period ending on the anniversary date of the grant. There is no partial vesting and any unvested portion is forfeited.

The following table summarizes restricted stock award activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2009	179,884	$15.18
Granted	304,133	8.56
Vested	(47,199)	15.46
Forfeited	(19,761)	13.88
Unvested restricted stock awards at December 31, 2009	417,057	$10.38

As of December 31, 2009, the Company had approximately $3,221,000 pretax of total unrecognized compensation cost related to non-vested restricted stock awards which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 3.1 years.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

13.

Stockholders’ Equity (continued)

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

14.

Earnings Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the 2009, 2008 and 2007 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,707,225, 1,665,690, and 636,167 during the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, respectively, 174,786, 182,253 and 511,561 incremental shares of common stock were included in diluted weighted average shares outstanding.

15.

Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted to approximately $927,000, $3,077,000 and $3,896,000 in 2009, 2008 and 2007, respectively. Accounts receivable due from these hospitals at December 31, 2009 and 2008 were approximately $78,000 and $231,000, respectively.

16.

Segment Information

The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

In the third quarter of 2008, the Company added a physician staffing business segment as a result of the MDA acquisition (See Note 4- Acquisitions for further information). MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states. MDA’s locum tenens business comprises the physician staffing business segment while MDA’s allied staffing services have been aggregated with the Company’s nurse and allied staffing business segment.

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

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income (which is defined as income (loss) from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reported segment). The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. See Note 3 – Goodwill and Other Identifiable Intangible Assets for further information. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

16.

Segment Information (continued)

Information on operating segments and a reconciliation of such information to income (loss) from operations for the periods indicated are as follows:

	Year ended December 31,
	2009	2008	2007
Revenue from unaffiliated customers:
Nurse and allied staffing	$313,037,898	$525,771,381	$576,779,440
Physician staffing	151,853,105	56,558,079	—
Clinical trials services	71,678,636	99,128,952	90,613,046
Other human capital management services	41,667,843	52,788,259	50,879,983
	$578,237,482	$734,246,671	$718,272,469
Contribution income (a):
Nurse and allied staffing	$30,641,117	$53,821,735	$54,941,170
Physician staffing	15,165,052	5,710,995	—
Clinical trials services	7,029,282	15,300,776	14,425,052
Other human capital management services	2,973,400	7,444,039	7,609,281
	55,808,851	82,277,545	76,975,503

Unallocated corporate overhead	23,245,232	27,456,647	26,561,956
Depreciation	8,773,088	7,636,712	6,309,538
Amortization	4,017,968	3,165,797	2,051,311
Impairment charges	1,725,926	244,094,000	—
Legal settlement charge	345,000	—	33,654
Income (loss) from operations	$17,701,637	$(200,075,611)	$42,019,044

———————

(a)

The Company defines contribution income as income (loss) from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

17.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
2009
Revenue from services	$175,416,856	$149,046,503	$129,634,637	$124,139,486
Gross profit	$45,059,385	$40,794,429	$35,354,397	$36,172,958

Net income	$3,035,631	$2,292,325	$967,837	$398,515
Net income per common share:
Net income – basic	$0.10	$0.07	$0.03	$0.01
Net income – diluted	$0.10	$0.07	$0.03	$0.01

	First Quarter	Second Quarter	Third Quarter(b)	Fourth Quarter(c)
2008
Revenue from services	$179,251,306	$170,950,829	$178,133,832	$205,910,704
Gross profit	$45,177,234	$45,639,904	$47,437,381	$54,332,376

Net income (loss)	$5,850,488	$6,370,077	$6,171,128	$(161,336,306)
Net income per common share:
Net income (loss) – basic	$0.19	$0.21	$0.20	$(5.24)
Net income (loss) – diluted	$0.19	$0.21	$0.20	$(5.22)

———————

(a)

During the fourth quarter of 2009, the Company recorded impairment charges of approximately $1,726,000. The Company conducted an assessment of a particular trademark and database in its clinical trials services segment due to a change in marketing strategy for the business that indicated the carrying amount of the trademark and database may not be recoverable. Refer to discussion in Note 3 – Goodwill and Other Identifiable Intangible Assets. The Company also recorded a legal settlement charge of $345,000 during the fourth quarter of 2009. Refer to discussion in Note 11–Commitments and Contingencies.

(b)

During the third quarter of 2008, the Company completed its acquisition of MDA Holdings, Inc. Refer to discussion in Note 4 – Acquisitions.

(c)

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

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Recoveries	Other Changes		Balance at End of Period
Year ended December 31, 2009	$6,408,772	$––		$(2,008,101)	$144,283	$––		$4,544,954
Year ended December 31, 2008	5,585,286	950,711		(1,072,319)	40,944	904,150	(a)	6,408,772
Year ended December 31, 2007	4,373,799	1,558,626		(472,690)	60,596	64,955	(b)	5,585,286

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2009	$2,682,953	$272,815	(c)	$––	$––	$––		$2,955,768
Year ended December 31, 2008	522,961	2,159,992	(c)	––	––	––		2,682,953
Year ended December 31, 2007	320,047	202,914	(c)	––	––	––		522,961

———————

(a)

Includes the allowance for doubtful accounts on receivables acquired in the MDA acquisition.

(b)

Includes the allowance for doubtful accounts on receivables acquired in the AKOS and Assent acquisitions.

(c)

Related to deferred tax assets on state net operating losses.

II-1