Form 10-Q
period 2010-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2010-05-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Yes ☐ No ☑

The registrant had outstanding 31,009,404 shares of Common Stock, par value $0.0001 per share, as of April 30, 2010.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

March 31, 2010

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

19

PART II. – OTHER INFORMATION

20

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 6.

Exhibits

20

Signatures

21

i

PART I. – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	March 31, 2010	December 31, 2009
Current assets:
Cash and short-term cash investments	$13,305	$8,569

Accounts receivable, less allowance for doubtful accounts of $4,474 in 2010 and $4,545 in 2009	66,892	70,172
Deferred tax assets	12,399	11,794
Income taxes receivable	6,995	7,405
Other current assets	8,059	8,268
Total current assets	107,650	106,208
Property and equipment, net of accumulated depreciation of $43,836 in 2010 and $41,760 in 2009	17,819	19,706
Trademarks, net	62,784	62,858
Goodwill, net	130,367	130,701
Other identifiable intangible assets, net	27,537	28,572
Debt issuance costs, net	1,333	1,536
Non-current deferred tax assets	5,294	5,390
Other long-term assets	1,639	1,618
Total assets	$354,423	$356,589

Current liabilities:
Accounts payable and accrued expenses	$7,894	$8,143
Accrued employee compensation and benefits	17,636	16,140
Current portion of long-term debt	5,676	5,733
Interest rate swaps-current	1,027	1,427
Other current liabilities	3,565	3,113
Total current liabilities	35,798	34,556

Long-term debt	51,566	56,781
Other long-term liabilities	19,459	19,181
Total liabilities	106,823	110,518
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	241,431	240,870
Accumulated other comprehensive loss	(3,146)	(2,979)
Retained earnings	9,312	8,177
Total stockholders' equity	247,600	246,071
Total liabilities and stockholders' equity	$354,423	$356,589

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue from services	$121,361	$175,417
Operating expenses:
Direct operating expenses	87,728	131,584
Selling, general and administrative expenses	27,885	33,438
Bad debt expense	211	(95)
Depreciation	2,153	2,305
Amortization	961	1,023
Total operating expenses	118,938	168,255
Income from operations	2,423	7,162
Other expenses (income):
Foreign exchange loss (income)	43	(73)
Interest expense, net	1,056	1,701
Income before income taxes	1,324	5,534
Income tax expense	189	2,498
Net income	$1,135	$3,036
Net income per common share:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

Weighted average common shares outstanding:
Basic	31,009	30,775
Diluted	31,154	30,934

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$1,135	$3,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,153	2,305
Amortization	961	1,023
Bad debt expense	211	(95)
Deferred income tax benefit	(476)	(375)
Other noncash charges	715	765
Changes in operating assets and liabilities:
Accounts receivable	3,020	13,238
Other current assets	210	450
Income taxes	496	1,834
Accounts payable and accrued expenses	1,360	3,368
Other liabilities	489	26
Net cash provided by operating activities	10,274	25,575

Investing activities
Other acquisition related payments	—	(25)
Purchases of property and equipment	(271)	(974)
Net cash used in investing activities	(271)	(999)

Financing activities
Repayment of debt	(6,772)	(17,137)
Proceeds from issuance of debt	1,500	1,500
Net cash used in financing activities	(5,272)	(15,637)

Effect of exchange rate changes on cash	5	(25)

Change in cash and cash equivalents	4,736	8,914
Cash and cash equivalents at beginning of period	8,569	10,173
Cash and cash equivalents at end of period	$13,305	$19,087

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Typically, in the first quarter of the fiscal year, the Company’s results are negatively impacted by the reset of payroll taxes.

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Subsequent events have been evaluated through the filing date of these unaudited condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2009 condensed consolidated balance sheet included herein was derived from the December 31, 2009 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.

COMPREHENSIVE INCOME

Total comprehensive income includes net income, foreign currency translation adjustments, net changes in the fair value of hedging transactions, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

The table that follows describes the components of comprehensive income in the three month periods ending March 31, 2010 and 2009:

Cross Country Healthcare, Inc.

Consolidated Statements of Other Comprehensive Income

(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Net income	$1,135	$3,036
Other comprehensive (loss) income, before tax
Foreign currency translation adjustments	(406)	(295)
Net change in fair value of hedging transactions	351	93
Net change in fair value of marketable securities	44	108
Other comprehensive loss, before tax	(11)	(94)
Income tax expense related to items of other comprehensive (loss) income	156	79
Other comprehensive loss, net of tax	(167)	(173)
Comprehensive income	$968	$2,863

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive (loss) income (OCI) in the accompanying condensed consolidated balance sheets and was $2.7 million and $2.3 million at March 31, 2010 and December 31, 2009, respectively.

The net change in fair value of hedging transactions (including effective hedging reclassified to interest expense at cash settlement), related to the Company’s interest rate swap agreements, is included in accumulated OCI in the accompanying condensed consolidated balance sheets and was $0.5 million and $0.7 million, net of deferred taxes, at March 31, 2010 and December 31, 2009, respectively.

The net change in fair value of marketable securities is included in accumulated OCI in the accompanying condensed consolidated balance sheets and was $0.1 million, net of deferred taxes, as of March 31, 2010 and less than $0.1 million, net of deferred taxes as of December 31, 2009.

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

4.

ACQUISITIONS

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd. (the Captive), a Cayman Island company and wholly-owned subsidiary (collectively, MDA). This transaction included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. Any earnout payments are allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In April 2009, the Company paid $6.7 million, related to the 2008 performance. In April 2010, the Company paid $12.8 million, related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement.

Assent Consulting

In July 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent). This transaction included an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In April 2008, the Company paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2.0 million of the payment was being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone was not achieved. Based on 2008 performance, the full amount was released to the sellers in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow for post-closing liabilities of $1.0 million was released to the sellers.

5.

RESERVES FOR CLAIMS

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2009, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds were maintained by the insurance carrier. Effective September 1, 2009, the Company completely moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At March 31, 2010 and December 31, 2009, the Company had outstanding a $7.1 million standby letter of credit related to this new structure.

6.

DEBT

At March 31, 2010 and December 31, 2009, long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	(Amounts in thousands)
Term loan, interest 2.23% at March 31, 2010 and 1.99% at December 31, 2009	$56,939	$62,109
Capital lease obligations	303	405
	57,242	62,514
Less current portion	(5,676)	(5,733)
	$51,566	$56,781

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (Credit Agreement) in connection with the acquisition of MDA. The Credit Agreement keeps in place an existing $75.0 million revolving credit facility, maturing in November 2010, and provides for a 5-year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders. As of March 31, 2010, the Company had no borrowings outstanding under its revolving credit facility and $12.7 million of standby letters of credit outstanding under this facility, leaving $62.3 million available for borrowing.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of March 31, 2010, are as follows:

Through Year Ending December 31 (Amounts in thousands):
2010	$4,087
2011	7,866
2012	18,349
2013	26,932
2014	8
Thereafter	—
$57,242

The table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of March 31, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.99 to 1.00

Minimum Interest Coverage Ratio	5.00 to 1.00	6.53 to 1.00

Maximum Capital Expenditures for 2010 (b)	$27.5 million	$0.3 million

———————

(a)

The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement, November 2013.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

7.

INTEREST RATE SWAP AGREEMENTS

The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges is to reduce the exposure to adverse fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of March 31, 2010, 100% of the Company’s variable rate debt had its interest payments designated as the hedged forecasted transactions.

Pursuant to the provisions of the Credit Agreement and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable interest rate exposure in an aggregate amount of at least 40% of its $125.0 million term loan facility, or $50.0 million, for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements require the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50.0 million and a fixed rate of 2.75% on $20.0 million), and to receive from the respective counterparty, interest payments, based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. The interest rate swaps effectively fixed the interest on $70.0 million of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

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

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $22.5 million of term loan borrowings causing its $20.0 million notional amount interest rate swap to become ineffective. Subsequent prepayments were made of $5.0 million in the fourth quarter of 2009 and $4.0 million in the first quarter of 2010. The Company has continued to reclassify the after tax amount of estimated ineffectiveness from accumulated OCI to the condensed consolidated income statement related to these prepayments. In the three month period ending March 31, 2010, the Company reclassified $0.1 million of the loss in OCI to interest expense coinciding with interest payments on the underlying term loan portion that was hedged. Ineffectiveness during the three months ended March 31, 2010 was immaterial.

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

As of March 31, 2010, the fair value of the interest rate swap agreements was approximately $1.0 million and was recorded as a liability on the condensed consolidated balance sheet with an offset to accumulated OCI of $0.8 million and interest expense of $0.2 million (for the ineffective portion) that was reclassified in the fourth quarter of 2009. Deferred tax benefits of $0.3 million were also recorded to OCI, leaving a balance of approximately $0.5 million in accumulated OCI related to these swap agreements. As of December 31, 2009, the fair value of the interest rate swap agreements was $1.4 million and was recorded as a liability on the consolidated balance sheet with offsets to accumulated OCI of $1.2 for the effective portion and interest expense of $0.2 million for the ineffective portion. Deferred tax benefits of $0.5 million were also included in OCI, leaving a balance of $0.7 million.

The Company expects the entire amount of $0.8 million, recorded in accumulated OCI will be reclassified to interest expense over the next twelve months coinciding with interest payments on the underlying term loan portion that was hedged. Interest rate swap payments are included in net cash provided by operating activities in the Company’s condensed consolidated statement of cash flows.

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

During the three months ended March 31, 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its interest rate swap agreements, its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability and Level 2 inputs to value the interest rate swap agreements. Interest rate swap agreements are recorded at fair value based on available quotations provided by a recognized dealer in such hedging agreements. The Company did not hold any Level 3 assets or liabilities at March 31, 2010 or December 31, 2009. The Fair Value Measurements and Disclosures Topic of the FASB ASC also states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness will be considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of March 31, 2010, both counterparties are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on the fair value of the interest rate swap agreements.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements as of March 31, 2010			Fair Value Measurements as of December 31, 2009
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$167	$167	$—	$123	$123	$—

Financial Liabilities:
Interest rate swaps-current	$1,027	$—	$1,027	$1,427	$—	$1,427
Deferred compensation	1,325	1,325	—	1,376	1,376	—
	$2,352	$1,325	$1,027	$2,803	$1,376	$1,427

9.

STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2010 and 2009, the Company was restricted, under its Credit Agreement and did not repurchase shares of its common stock. Under its February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s Credit Agreement. At March 31, 2010, the Company had approximately 31.0 million shares of common stock outstanding.

Share-Based Payments

During the three month periods ended March 31, 2010 and 2009, $0.6 million and $0.3 million, respectively, was included in selling, general and administrative expenses related to share-based payments.

On May 5, 2010, the Company’s shareholders approved an amendment to its 2007 Stock Incentive Plan (Plan) to: (1) increase the number of shares of common stock, par value $0.0001 per share (Common Stock), of the Company that may be issued under the Plan from 1,500,000 shares to 3,500,000 shares and (2) increase the share sub-limit for awards that are not appreciation awards that may be granted pursuant to the Plan from 1,200,000 shares to 1,700,000 shares of Common Stock.

10.

SEGMENT DATA

The Company reports the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

•

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

•

Physician staffing - The physician staffing business segment provides multi-specialty locum tenens to the healthcare industry in all 50 states.

•

Clinical trial services - The clinical trials services business segment provides clinical trials, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe.

•

Other human capital management services - The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2010	2009
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$64,670	$105,029
Physician staffing	31,142	38,258
Clinical trials services	15,171	20,987
Other human capital management services	10,378	11,143
	$121,361	$175,417

Contribution income (a):
Nurse and allied staffing	$5,896	$10,028
Physician staffing	2,882	3,242
Clinical trials services	1,578	2,187
Other human capital management services	1,018	929
	11,374	16,386

Unallocated corporate overhead	5,837	5,896
Depreciation	2,153	2,305
Amortization	961	1,023
Income from operations	$2,423	$7,162

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

12.

INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 40%. The effective tax rate was 14.3% in the three months ended March 31, 2010. The lower tax rate in the first quarter of 2010 was due to certain discrete items, including an immaterial prior year correction related to a tax election the Company made on behalf of a subsidiary acquired in 2008 as part of the MDA acquisition. Excluding these items, the effective tax rate in the three months ended March 31, 2010 was 37.2%.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(Amounts in thousands)
Balance at January 1, 2010	$4,443
Additions based on tax positions related to prior years	208
Balance at March 31, 2010	$4,651

As of March 31, 2010, the Company had approximately $4.0 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the three months ended March 31, 2010, the Company had gross increases of $0.2 million to its current year unrecognized tax benefits related to federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.7 million for the payment of interest and penalties at March 31, 2010 and December 31, 2009.

The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended. In April 2010, the Company received a federal tax refund of $5.6 million substantially related to its election, under the Worker, Homeownership, and Business Assistance Act of 2009, of a 5 year carryback period for its 2009 taxable net operating loss.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2009, and is intended to assist the reader in understanding the financial results and condition of the Company.

Overview

We are a diversified leader in healthcare staffing services offering a comprehensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing (locum tenens), (3) clinical trials services and (4) other human capital management services. We believe we are one of the top two providers of travel nurse and allied staffing services in the United States; one of the top three providers of temporary physician staffing services; a leading provider of clinical trials staffing services and retained physician search services; and a provider of educational seminars, specifically for the healthcare marketplace.

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended March 31, 2010, our nurse and allied staffing business segment represented approximately 53% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 40% of our total revenue and 75% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 26% of first quarter 2010 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training and retained search services.

For the quarter ended March 31, 2010, our revenue was $121.4 million, and net income was $1.1 million, or $0.04 per diluted share. Cash flow provided by operating activities for the three months ended March 31, 2010, was $10.3 million, some of which was used to repay debt and the remainder held as cash reserves. We ended the first quarter of 2010 with total debt of $57.2 million and $13.3 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 14.4%.

In general, we evaluate the Company’s financial condition and operating results by revenue, contribution income (see Segment Information), and net income. We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition, we monitor several key volume and profitability indicators such as number of open orders, contract bookings, number of FTEs, days filled and price.

Nurse and Allied Staffing

Our nurse and allied staffing business continues to operate in a challenging environment with a far from normal level of demand. Staffing volume decreased by 35% from the prior year’s quarter but increased 2% from the fourth quarter of 2009. The sequential increase reflects the improvement in assignments booked that we experienced in the second half of 2009, which we believe was partly caused by fears of an H1N1 pandemic. Sequential volume growth lags bookings due to the typical three-month contract length and the normal one-month delay from the time a contract is booked to the assignment start date. In the first quarter of 2010, net weeks booked were down 30% over the prior year as the fear of the widespread flu ebbed. Although the national labor market and hospital admission trends remain weak, evidence of modest improvement can be seen in both. We believe the enactment of healthcare reform should remove the uncertainty that has hung over our market for more than a year. While many aspects of reform will take years to implement, we believe that near universal coverage should improve the volume of admissions to acute care hospitals, which, in turn should increase demand for our services.

Physician Staffing

We believe the recent recession, the stock market decline and the weakened housing market have delayed the retirement plans of many older physicians. This dynamic, in conjunction with fewer surgeries, has resulted in a decrease in demand for temporary physicians, particularly in such specialties as anesthesiology. We also believe that hospitals and medical groups have experienced financial pressures on their operations which have resulted in less utilization of temporary physicians. Despite this decrease in current demand, we believe the long-term demographic drivers of this business have not changed. These drivers include an aging population demanding more healthcare, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, which historically have provided less hours of service. Due to these factors, we believe the long-term prospects for an acute physician shortage is just as strong now as it was before the current downturn. In addition, we believe the increase in the insured population that will result from the enactment of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trials Services

The environment for clinical trials services was weak during 2009 stemming from a slow-down in clinical trials caused largely by economic factors and financial market conditions, along with uncertainty concerning research and development activities following the recent wave of mergers and acquisitions in the pharmaceutical and biotechnology sectors. We are seeing gradual improvement in the core contract staffing component of our business while continuing to experience weakness in our drug safety monitoring and regulatory compliance service offerings. Despite the recent weaknesses, demographic factors and advances in biotechnology should drive long-term growth for this business segment.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2010	2009
Revenue from services	100.0%	100.0%
Direct operating expenses	72.3	75.0
Selling, general and administrative expenses	23.0	19.1
Bad debt expense	0.2	(0.1)
Depreciation and amortization	2.6	1.9
Income from operations	1.9	4.1
Foreign exchange loss (income)	0.0	(0.0)
Interest expense, net	0.9	1.0
Income before income taxes	1.0	3.1
Income tax expense	0.1	1.4
Net income	0.9%	1.7%

Acquisitions

MDA Holdings, Inc.

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). This transaction included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. Any earnout payments are allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). In the second quarter of 2009, we paid $6.7 million, related to the 2008 performance. In April 2010, we paid $12.8 million, related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement.

Assent Consulting

In July 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent). This transaction also included an earnout provision up to a maximum of $4.9 million based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million was being held in escrow, subject to forfeiture to us, to the extent a 2008 performance milestone was not achieved. However, based on 2008 performance, the full amount was released to the seller in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow for post-closing liabilities of $1.0 million was released to the sellers.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 89% of our stockholders’ equity as of March 31, 2010. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $130.4 million and $90.3 million, respectively, net of accumulated amortization, at March 31, 2010. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 4.5 to 15 years.

Segment Information

We report the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

•

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. We aggregate the different brands that we market to our customers in this business segment.

•

Physician staffing - The physician staffing business segment provides multi-specialty locum tenens to the healthcare industry in all 50 states.

•

Clinical trial services - The clinical trials services business segment provides clinical trials, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe.

•

Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2010	2009
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$64,670	$105,029
Physician staffing	31,142	38,258
Clinical trials services	15,171	20,987
Other human capital management services	10,378	11,143
	$121,361	$175,417

Contribution income (a):
Nurse and allied staffing	$5,896	$10,028
Physician staffing	2,882	3,242
Clinical trials services	1,578	2,187
Other human capital management services	1,018	929
	11,374	16,386

Unallocated corporate overhead	5,837	5,896
Depreciation	2,153	2,305
Amortization	961	1,023
Income from operations	$2,423	$7,162

———————

(a)

We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

Comparison of Results for the Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Revenue from services

Revenue from services decreased $54.1 million, or 30.8%, to $121.4 million for the three months ended March 31, 2010, as compared to $175.4 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in revenue from our nurse and allied staffing business segment, although all of our business segments contributed to the decrease in consolidated revenue. The decrease in revenue reflects a continued challenging operating environment for all of our business segments resulting in decreased demand from our customers.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $40.4 million, or 38.4%, to $64.7 million in the three months ended March 31, 2010, from $105.0 million in the three months ended March 31, 2009, primarily due to lower staffing volume.

The average number of nurse and allied staffing FTEs on contract during the three months ended March 31, 2010, decreased 35.1% from the three months ended March 31, 2009. Average nurse and allied staffing revenue per FTE per day decreased approximately 5.3% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a decline of 3.2% in the average bill rate in our travel staffing operations and a relatively higher mix of per diem staffing operations, which typically has a lower average bill rate than travel staffing due to the mix of healthcare professionals.

Physician staffing

Revenue from our physician staffing business decreased $7.1 million or 18.6% to $31.1 million for the three months ended March 31, 2010, compared to $38.3 million in the three months ended March 31, 2009. The revenue decline reflects decreased demand for our temporary physician staffing services, and in particular, anesthesiology.

Clinical trials services

Revenue from clinical trials services decreased $5.8 million, or 27.7%, to $15.2 million in the three months ended March 31, 2010, from $21.0 million in the three months ended March 31, 2009. This decline was primarily due to several clinical research projects that ended in the third quarter of 2009, a decrease in revenue from a specific drug safety contract and a decrease in contract staffing volume.

Other human capital management services

Revenue from other human capital management services for the three months ended March 31, 2010, decreased $0.8 million, or 6.9%, to $10.4 million from $11.1 million in the three months ended March 31, 2009, reflecting a decrease in revenue related to the number of retained searches performed and partially offset by an increase in revenue from our education and training business due to higher seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $43.9 million, or 33.3%, to $87.7 million for the three months ended March 31, 2010, as compared to $131.6 million for three months ended March 31, 2009.

As a percentage of total revenue, direct operating expenses represented 72.3% of revenue for the three months ended March 31, 2010, and 75.0% for the three months ended March 31, 2009. The decrease is primarily due to a change in the business mix among segments, coupled with a widening of the bill-pay spread in our travel staffing operations and lower housing costs. Typically, our first quarter is negatively impacted by the reset of payroll taxes.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $5.6 million, or 16.6%, to $27.9 million for the three months ended March 31, 2010, as compared to $33.4 million for the three months ended March 31, 2009. The decrease in selling, general and administrative expenses was primarily due to our efforts to reduce overhead expenses and reduced advertising costs.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.8 million for three months ended March 31, 2010, compared to $5.9 million for the three months ended March 31, 2009. As a percentage of consolidated revenue, unallocated corporate overhead was 4.8% for the three month period ended March 31, 2010 and 3.4% for the three month period ended March 31, 2009.

As a percentage of total revenue, selling, general and administrative expenses were 23.0% and 19.1%, for the three months ended March 31, 2010 and 2009, respectively. This increase is primarily due to negative operating leverage.

Bad debt expense

Bad debt expense was $0.2 million for the three month periods ended March 31, 2010, 0.2% of consolidated revenue. In the three months ended March 31, 2009, we experienced an improvement in collections and reversed $0.1 million of our reserve for bad debts.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended March 31, 2010, decreased $4.1 million or 41.2%, to $5.9 million from $10.0 million in three months ended March 31, 2009. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.1% for the three months ended March 31, 2010, and 9.5% for the three months ended March 31, 2009. This decrease is primarily due to negative operating leverage, partially offset by a widening of our bill-pay spread and lower housing expenses as a percentage of revenue.

Physician staffing

Contribution income from physician staffing for the three months ended March 31, 2010 decreased 11.1% to $2.9 million, from $3.2 million in the three months ended March 31, 2009. As a percentage of physician staffing revenue, contribution income was 9.3% in the three months ended March 31, 2010 compared to 8.5% in the three months ended March 31, 2009. The improvement in contribution income as a percentage of revenue is primarily due to a change in the mix of business to higher margin specialties in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Clinical trials services

Contribution income from clinical trials services for the three months ended March 31, 2010, decreased $0.6 million, or 27.8%, to $1.6 million, from $2.2 million in the three months ended March 31, 2009. As a percentage of clinical trials services revenue, segment contribution income was 10.4% in both the three months ended March 31, 2010 and 2009.

Other human capital management services

Contribution income from other human capital management services for the three months ended March 31, 2010, increased by $0.1 million, or 9.5%, to $1.0 million, from $0.9 million in the three months ended March 31, 2009 primarily due to an increase from our education and training business, partly offset by a decrease from the retained search business. Contribution income as a percentage of other human capital management services revenue was 9.8% for the three months ended March 31, 2010 and 8.3% for the three months ended March 31, 2009, reflecting improved leverage in our education and training business, partially offset by negative operating leverage in our retained search business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended March 31, 2010, totaled $3.1 million as compared to $3.3 million for the three months ended March 31, 2009. As a percentage of revenue, depreciation and amortization expense was 2.6% for the three months ended March 31, 2010 and 1.9% for the three months ended March 31, 2009.

Interest expense, net

Interest expense, net, totaled $1.1 million for the three months ended March 31, 2010 and $1.7 million for the three months ended March 31, 2009. The decrease in interest expense was due to lower average borrowings in the three months ended March 31, 2010, partially offset by a higher average effective interest rate on our borrowings. The effective interest rate on our borrowings was 5.6% for the three month period ended March 31, 2010 and 4.5% for the three month period ended March 31, 2009.

Income tax expense

Income tax expense totaled $0.2 million for the three months ended March 31, 2010, as compared to $2.5 million for the three months ended March 31, 2009. The effective tax rate was 14.3% in the three months ended March 31, 2010, compared to 45.1% in the three months ended March 31, 2009. The lower tax rate in the first quarter of 2010 was due to certain discrete items, including an immaterial prior year correction related to a tax election we made on behalf of a subsidiary we acquired in 2008 as part of the MDA acquisition. Excluding these items, the effective tax rate in the three months ended March 31, 2010 was 37.2%.

Liquidity and Capital Resources

As of March 31, 2010, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 3.0 to 1. Working capital increased by $0.2 million to $71.9 million as of March 31, 2010, compared to $71.7 million as of December 31, 2009. An increase in cash and short-term cash investments were partially offset by a decrease in accounts receivable.

Net cash provided by operating activities during the three months ended March 31, 2010, was $10.3 million, compared to $25.6 million in the three months ended March 31, 2009. The decrease is primarily due to lower collections of accounts receivable in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Number of days’ sales outstanding decreased by 2 days to 50 days at March 31,2010, compared to 52 days at December 31, 2009.

Investing activities used $0.3 million and $1.0 million, respectively, in cash, during the three months ended March 31, 2010 and 2009, for capital expenditures.

Net cash used in financing activities during the three months ended March 31, 2010, was $5.3 million compared to $15.6 million during the three months ended March 31, 2009. In both periods the entire amount was used to repay a net of our total debt.

Stockholders’ Equity

During the three months ended March 31, 2010 and 2009, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares, subject to the constraints of the Credit Agreement. At March 31, 2010, we had approximately 31.0 million shares of common stock outstanding.

On May 5, 2010, our shareholders approved an amendment to its 2007 Stock Incentive Plan (Plan) to: (1) increase the number of shares of common stock, par value $0.0001 per share (Common Stock), of the Company that may be issued under the Plan from 1,500,000 shares to 3,500,000 shares and (2) increase the share sub-limit for awards that are not appreciation awards that may be granted pursuant to the Plan from 1,200,000 shares to 1,700,000 shares of Common Stock.

Credit Facility

Our senior secured revolving credit facility provides for a $75.0 million revolving credit facility and a 5-year $125.0 million term loan facility. The term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin.

The table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of March 31, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.99 to 1.00

Minimum Interest Coverage Ratio	5.00 to 1.00	6.53 to 1.00

Maximum Capital Expenditures for 2010 (b)	$27.5 million	$0.3 million

———————

(a)

Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement, November 2013.

(b)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed $15.0 million, but may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year.

The Credit Agreement also requires us to make principal payments of at least 50% of Excess Cash Flow for a completed fiscal year, as defined by the Credit Agreement. As a result of the optional prepayments we made during 2009 we were not required to make any additional prepayment subsequent to December 31, 2009.

We expect to replace our current revolving credit line prior to its termination date in November 2010. Currently we are reviewing alternatives with a group of banks. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, and debt service from a combination of operating cash flows and funds available under our credit agreement.

In April 2010, we received a federal tax refund of $5.6 million substantially related to our election, under the Worker, Homeownership, and Business Assistance Act of 2009, of a 5 year carryback period for our 2009 net operating loss. This cash, along with cash on hand allowed us to repay our remaining earnout obligation for our acquisition of MDA, as noted previously.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of March 31, 2010:

Commitments	Total	2010	2011	2012	2013	2014	Thereafter
	(Amounts in thousands)
Senior secured credit facility (a)	$56,939	$3,900	$7,800	$18,330	$26,909	$—	$—

Capital lease obligations	303	187	67	19	22	8	—

Operating leases obligations (b)	31,223	5,023	6,065	5,668	4,974	2,938	6,555

Purchase obligations (c)	842	520	271	51	—	—	—

Legal settlement (d)	345	345	—	—	—	—	—

Earnout payment (d)	12,826	12,826	—	—	—	—	—
	$102,478	$22,801	$14,203	$24,068	$31,905	$2,946	$6,555

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

(e)

Earnout payment was a contingent payment related to our acquisition of MDA and was paid in April 2010.

Critical Accounting Principles and Estimates

Our critical accounting principles remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion supplements the detailed information presented in our Annual Report on Form 10-K filed for the year ended December 31, 2009.

Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates would have resulted in interest expense fluctuating $0.1 million and $0.3 million in the three months ended March 31, 2010 and 2009, respectively. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million the three months ended March 31, 2009. A 1% change in interest expense considering the effects of the interest rate swap agreements in the three months ended March 31, 2010 would be immaterial.

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

ITEM 1A.

RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2009.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date:	May 6, 2010	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date:	May 6, 2010	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer