Form 10-Q
period 2010-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2010-08-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

The registrant had outstanding 31,087,586 shares of Common Stock, par value $0.0001 per share, as of July 31, 2010.

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

June 30, 2010

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

Item 6.

Exhibits

25

Signatures

26

i

PART I. – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	June 30, 2010	December 31, 2009

Current assets:
Cash and short-term cash investments	$10,300	$8,569
Accounts receivable, less allowance for doubtful accounts of $3,908 in 2010 and $4,545 in 2009	64,299	70,172
Deferred tax assets	12,622	11,794
Income taxes receivable	479	7,405
Other current assets	7,684	8,268
Total current assets	95,384	106,208

Property and equipment, net of accumulated depreciation of $45,935 in 2010 and $41,760 in 2009	16,488	19,706
Trademarks, net	62,784	62,858
Goodwill, net	143,194	130,701
Other identifiable intangible assets, net	26,573	28,572
Debt issuance costs, net	2,575	1,536
Non-current deferred tax assets	5,144	5,390
Other long-term assets	1,276	1,618
Total assets	$353,418	$356,589

Current liabilities:
Accounts payable and accrued expenses	$7,531	$8,143
Accrued employee compensation and benefits	17,342	16,140
Current portion of long-term debt	6,047	5,733
Interest rate swaps-current	532	1,427
Other current liabilities	3,628	3,113
Total current liabilities	35,080	34,556

Long-term debt	50,303	56,781
Other long-term liabilities	18,705	19,181
Total liabilities	104,088	110,518

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	241,914	240,870
Accumulated other comprehensive loss	(3,077)	(2,979)
Retained earnings	10,490	8,177
Total stockholders' equity	249,330	246,071
Total liabilities and stockholders' equity	$353,418	$356,589

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue from services	$117,837	$149,046	$239,198	$324,463
Operating expenses:
Direct operating expenses	84,185	109,448	171,913	241,032
Selling, general and administrative expenses	27,322	31,606	55,207	65,044
Bad debt expense	(211)	171	––	76
Depreciation	2,221	2,306	4,374	4,611
Amortization	963	1,018	1,924	2,041
Total operating expenses	114,480	144,549	233,418	312,804
Income from operations	3,357	4,497	5,780	11,659
Other (income) expenses:
Foreign exchange (income) loss	(28)	86	15	13
Interest expense, net	1,127	1,513	2,183	3,214
Income before income taxes	2,258	2,898	3,582	8,432
Income tax expense	1,080	606	1,269	3,104
Net income	$1,178	$2,292	$2,313	$5,328
Net income per common share:
Basic	$0.04	$0.07	$0.07	$0.17
Diluted	$0.04	$0.07	$0.07	$0.17

Weighted average common shares outstanding:
Basic	31,041	30,791	31,025	30,783
Diluted	31,220	30,953	31,187	30,943

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net income	$2,313	$5,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,374	4,611
Amortization	1,924	2,041
Bad debt expense	––	76
Deferred income tax benefit	(751)	(914)
Other noncash charges	1,553	1,554
Changes in operating assets and liabilities:
Accounts receivable	5,826	35,232
Other current assets	580	3,516
Income taxes	7,240	2,029
Accounts payable and accrued expenses	264	(3,109)
Other liabilities	351	94
Net cash provided by operating activities	23,674	50,458

Investing activities
Other acquisition related payments	(12,826)	(7,539)
Purchases of property and equipment	(681)	(1,642)
Net cash used in investing activities	(13,507)	(9,181)

Financing activities
Repayment of debt	(10,648)	(52,732)
Proceeds from issuance of debt	4,000	12,575
Debt issuance costs	(1,480)	––
Repurchase of stock for restricted stock tax withholdings	(200)	(48)
Exercise of stock options	––	76
Tax benefit of stock option exercises	––	2
Net cash used in financing activities	(8,328)	(40,127)

Effect of exchange rate changes on cash	(108)	214

Change in cash and cash equivalents	1,731	1,364
Cash and cash equivalents at beginning of period	8,569	10,173
Cash and cash equivalents at end of period	$10,300	$11,537

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

The table that follows describes the components of comprehensive income in the three and six month periods ending June 30, 2010 and 2009:

Cross Country Healthcare, Inc.

Consolidated Statements of Other Comprehensive Income

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$1,178	$2,292	$2,313	$5,328

Other comprehensive (loss) income, before tax
Foreign currency translation adjustments	(162)	1,649	(568)	1,354
Net change in fair value of hedging transactions	411	336	762	429
Net change in fair value of marketable securities	(30)	255	14	363
Other comprehensive income, before tax	219	2,240	208	2,146
Income tax expense related to items of other comprehensive income	149	221	305	300
Other comprehensive income (loss), net of tax	70	2,019	(97)	1,846
Comprehensive income	$1,248	$4,311	$2,216	$7,174

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss (OCI) in the accompanying condensed consolidated balance sheets and was $2.9 million and $2.3 million at June 30, 2010 and December 31, 2009, respectively.

The net change in fair value of hedging transactions (including effective hedging reclassified to interest expense at cash settlement), related to the Company’s interest rate swap agreements, is included in accumulated OCI in the accompanying condensed consolidated balance sheets and was $0.3 million and $0.7 million, net of deferred taxes, at June 30, 2010 and December 31, 2009, respectively.

The net change in fair value of marketable securities is included in accumulated OCI in the accompanying condensed consolidated balance sheets and was less than $0.1 million, net of deferred taxes as of June 30, 2010 and December 31, 2009.

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

4.

ACQUISITIONS

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd. (the Captive), a Cayman Island company and wholly-owned subsidiary (collectively, MDA). This transaction included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration was not related to the sellers’ continued employment. In April 2009, the Company paid $6.7 million, related to the 2008 performance. In April 2010, the Company paid $12.8 million, related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In May 2010, $1.7 million was released to the seller from the indemnification escrow account leaving a balance of $5.4 million.

Assent Consulting

In July 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent). This transaction included an earnout provision based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In April 2008, the Company paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2.0 million of the payment was being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone was not achieved. Based on 2008 performance, the full amount was released to the sellers in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow for post-closing liabilities of $1.0 million was released to the sellers.

AKOS Limited

In June 2007, the Company acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom. This transaction included an earnout provision based on 2007 and 2008 performance, as defined by the share purchase agreement. In the first quarter of 2008, the Company paid £1.1 million (approximately $2.1 million) related to the 2007 performance. In the second quarter of 2009, the Company paid the sellers approximately £0.5 million (approximately $0.7 million) related to the 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC.

5.

RESERVES FOR CLAIMS

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2009, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds were maintained by the insurance carrier. Effective September 1, 2009, the Company completely moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At June 30, 2010 and December 31, 2009, the Company had outstanding $6.9 million and $7.1 million, respectively, standby letters of credit related to this new structure.

6.

DEBT

At June 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(Amounts in thousands)

Term loan, interest 2.35% at June 30, 2010 and 1.99% at December 31, 2009	$55,769	$62,109
Capital lease obligations	581	405
Total debt	56,350	62,514
Less current portion	(6,047)	(5,733)
Long-term debt	$50,303	$56,781

The Company’s senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (Credit Agreement) in connection with the acquisition of MDA. The Credit Agreement kept in place an existing $75.0 million revolving credit facility, maturing in November 2010, and provided for a 5-year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders.

On May 28, 2010, the Company entered into a first amendment to its Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extends the maturity date of the revolving credit facility from November 2010 to September 2013 to be coterminous with the term loan facility, and reduces the existing revolving credit facility to $50.0 million, and the sublimit for letters of credit to $20.0 million. The Company paid $1.5 million of financing fees related to this amendment, that have been capitalized as debt issuance costs on the condensed consolidated balance sheet as of June 30, 2010. Debt issuance costs related to this amendment are being amortized on a straight-line basis over the remaining term of the Credit Agreement. In addition, the Company wrote off an immaterial amount of debt issuance costs related to the reduction of the size of the revolving credit facility.

As of June 30, 2010, the Company did not have any borrowings outstanding under its revolving credit facility, but had $12.5 million of standby letters of credit outstanding under this facility, leaving $37.5 million available for borrowing.

In addition to the above mentioned changes, the terms of the Credit Agreement were adjusted to reflect customary covenants for similarly leveraged deals. As of June 30, 2010, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2010 was 0.625%. The interest rate spreads on its term loans remained unchanged, and as of June 30, 2010 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

The table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, as amended, and its corresponding actual performance as of June 30, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.00 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	10.42 to 1.00

Maximum Capital Expenditures for 2010 (c)	$16.5 million	$0.7 million

———————

(a)

The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement, September 2013.

(b)

The Company’s Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.75 to 1.00 through December 31, 2010; 2) 1.50 to 1.00 for the fiscal year 2011; 3) 1.25 to 1.00 for the fiscal year 2012 and 4) 1.15 to 1.00 thereafter.

(c)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed: 1) $4.0 million in the fiscal year 2010; 2) $5.0 million in the fiscal year 2011; and $7.0 million in the fiscal year 2012. However, the limit may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year, which is included in the table above.

Effective with the May 2010 amendment, the limitation on the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock has been adjusted. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25.0 million and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that the Company’s Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40.0 million in cash or available cash under its revolving loan facility. However, if the Company’s Debt/EBITDA ratio , after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2.5 million. The Company’s requirement to obtain lender consent for acquisitions has also been adjusted. Effective with the May 2010 amendment, the Company is required to obtain the consent of its lenders to complete any acquisition which exceeds $20.0 million or would cause the Company to exceed $50.0 million in aggregate cash and non-cash consideration for Permitted Acquisitions (as defined by the Credit Agreement) during the term of the Credit Agreement (excluding the MDA acquisition).

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of June 30, 2010, are as follows:

Through Year Ending December 31 (Amounts in thousands):
2010	$2,837
2011	7,957
2012	18,473
2013	27,063
2014	20
Thereafter	—
$56,350

7.

INTEREST RATE SWAP AGREEMENTS

The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges is to reduce the exposure to fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of June 30, 2010, the Company had designated 100% of its interest payments on its variable rate debt as the hedged forecasted transactions.

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

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $22.5 million of term loan borrowings causing its $20.0 million notional amount interest rate swap to become ineffective. Subsequent prepayments were made of $5.0 million in the fourth quarter of 2009 and $4.0 million in the first quarter of 2010. The Company has continued to reclassify the after tax amount of estimated ineffectiveness from accumulated OCI to interest expense in the accompanying condensed consolidated income statement related to these prepayments, which was immaterial for the three and six months ended June 30, 2010. In the three and six month periods ending June 30, 2010, the Company reclassified $0.1 million of the loss in OCI to interest expense coinciding with interest payments on the underlying term loan portion that was hedged.

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

As of June 30, 2010, the fair value of the interest rate swap agreements was approximately $0.5 million and is a liability on the condensed consolidated balance sheet with an offset to accumulated OCI of $0.4 million and interest expense of $0.1 million (for the ineffective portion remaining balance). Deferred tax benefits of $0.2 million were also recorded to OCI, relating to the interest rate swap agreements leaving a balance of approximately $0.3 million in accumulated OCI related to these swap agreements. As of December 31, 2009, the fair value of the interest rate swap agreements was $1.4 million and was recorded as a liability on the consolidated balance sheet with offsets to accumulated OCI of $1.2 million for the effective portion and interest expense of $0.2 million for the ineffective portion. Deferred tax benefits of $0.5 million were also included in OCI, leaving a balance of $0.7 million as of December 31, 2009.

The Company expects the entire amount of $0.5 million, recorded in accumulated OCI will be reclassified to interest expense through October 9, 2010, coinciding with interest payments on the underlying term loan portion that was hedged. Interest rate swap payments are included in net cash provided by operating activities in the Company’s condensed consolidated statement of cash flows.

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

During the three and six months ended June 30, 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its interest rate swap agreements, its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability and Level 2 inputs to value the interest rate swap agreements. Interest rate swap agreements are recorded at fair value based on available quotations provided by a recognized dealer in such hedging agreements. The Company did not hold any Level 3 assets or liabilities at June 30, 2010 or December 31, 2009. The Fair Value Measurements and Disclosures Topic of the FASB ASC also states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness will be considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of June 30, 2010, both counterparties are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on the fair value of the interest rate swap agreements.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements as of June 30, 2010			Fair Value Measurements as of December 31, 2009
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$137	$137	$—	$123	$123	$—

Financial Liabilities:
Interest rate swaps-current	$532	$—	$532	$1,427	$—	$1,427
Deferred compensation	1,351	1,351	—	1,376	1,376	—
	$1,883	$1,351	$532	$2,803	$1,376	$1,427

9.

STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the six months ended June 30, 2010 and 2009, the Company was restricted, under its Credit Agreement and did not repurchase shares of its common stock. Under its February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s Credit Agreement. At June 30, 2010, the Company had approximately 31.1 million shares of common stock outstanding.

Share-Based Payments

During the three and six month periods ended June 30, 2010, $0.7 million and $1.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 78,182 shares of common stock were issued upon vesting of restricted stock awards in the three and six month periods ending June 30, 2010.

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

On May 5, 2010, the Company’s shareholders approved an amendment to its 2007 Stock Incentive Plan (Plan) to: (1) increase the number of shares of common stock, par value $0.0001 per share (Common Stock), of the Company that may be issued under the Plan from 1,500,000 shares to 3,500,000 shares and (2) increase the share sub-limit for awards that are not stock appreciation awards that may be granted pursuant to the Plan from 1,200,000 shares to 1,700,000 shares of Common Stock.

On June 1, 2010, 205,647 shares of restricted stock at a market price of $8.09 were granted to Directors and key employees of the Company. In addition, 254,000 stock appreciation rights were granted to key employees at a price of $8.09 and a weighted average valuation per share of $2.77. Similar to prior grants, the restricted stock vests ratably over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

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

•

Clinical trials services - The clinical trials services business segment provides clinical trials, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe.

•

Other human capital management services - The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$59,817	$78,582	$124,487	$183,611
Physician staffing	31,268	40,747	62,410	79,005
Clinical trials services	15,803	19,403	30,974	40,390
Other human capital management services	10,949	10,314	21,327	21,457
	$117,837	$149,046	$239,198	$324,463

Contribution income (a):
Nurse and allied staffing	$6,084	$7,202	$11,980	$17,230
Physician staffing	3,709	4,131	6,591	7,373
Clinical trials services	1,706	2,272	3,284	4,459
Other human capital management services	798	329	1,816	1,258
	12,297	13,934	23,671	30,320

Unallocated corporate overhead	5,756	6,113	11,593	12,009
Depreciation	2,221	2,306	4,374	4,611
Amortization	963	1,018	1,924	2,041
Income from operations	$3,357	$4,497	$5,780	$11,659

———————

(a)

The Company defines contribution income as income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

11.

COMMITMENTS AND CONTINGENCIES

In July 2010, the Company entered into an agreement to lease 18,000 square feet of space in Pune, India for its in-house information systems and development support services as well as back-office processing services. The agreement is for three years with an option to extend for another two year period. The commitment is to pay approximately $0.2 million per year, with a total commitment of approximately $0.7 million. The commencement of the lease will be September 1, 2010.

In July 2010, the Company renegotiated its lease in Malden, Massachusetts. The new lease, effective July 1, 2010, reduces the space occupied by the Company from approximately 31,662 square feet to approximately 22,767 square feet. In addition, the lease expiration was extended from June 30, 2012 to June 30, 2017, with an option to extend another three years. The revised lease has the effect of reducing the Company’s lease payment commitments by approximately $0.2 million through June 30, 2012. However, the extension through 2017 added $1.3 million to the total commitment related to this property.

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

12.

INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 42%. The effective tax rate was 47.8% and 35.4% in the three and six months ended June 30, 2010, respectively. The Company had a lower tax rate in the first quarter of 2010 due to certain discrete items, including an immaterial prior year correction related to a tax election the Company made on behalf of a subsidiary acquired in 2008 as part of the MDA acquisition. Excluding these items, the effective tax rate in the three and six months ended June 30, 2010 was 39.6% and 38.7%, respectively.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(Amounts in thousands)
Balance at January 1, 2010	$4,443
Additions based on tax positions related to prior years	88
Additions based on tax positions related to current year	314
Balance at June 30, 2010	$4,845

As of June 30, 2010, the Company had approximately $4.1 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the six months ended June 30, 2010, the Company had gross increases of $0.4 million to its current year unrecognized tax benefits related to federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.8 million and $0.7 million for the payment of interest and penalties at June 30, 2010 and December 31, 2009, respectively.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended June 30, 2010, our nurse and allied staffing business segment represented approximately 51% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 37% of our total revenue and 73% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 27% of first quarter 2010 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 9% of our revenue and consists of education and training and retained search services.

For the quarter ended June 30, 2010, our revenue was $117.8 million, and net income was $1.2 million, or $0.04 per diluted share. Cash flow provided by operating activities for the six months ended June 30, 2010, was $23.7 million (including a $5.6 million federal income tax refund), which was primarily used to pay the final earnout payment related to our acquisition of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd. (the Captive), a Cayman Island company and wholly-owned subsidiary (collectively, MDA), and to repay debt. We ended the second quarter of 2010 with total debt of $56.4 million and $10.3 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 15.1%.

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

Nurse and Allied Staffing

Our nurse and allied staffing business’ results in the second quarter of 2010 reflects the challenging environment we have been operating in since the dramatic deterioration in the economy and national labor markets that began in the third quarter of 2008. However, since the beginning of June, we have experienced a significant increase in demand in most areas of the country, particularly for travel nurse staffing. In addition, relative bookings for our nurse and allied staffing business segment, which measures net weeks booked as a percentage of the average field FTE count, improved from 88% in the first quarter of 2010 to 97% in the second quarter of 2010 and have averaged 114% so far in the third quarter. Based on current trends, we would expect a sequential volume increase in the nurse and allied staffing segment in the fourth quarter 2010.

Physician Staffing

We believe the lingering effects of the recession and the weak housing market have delayed the retirement plans of many physicians. These factors, along with fewer surgeries, have resulted in a decrease in demand for temporary physicians, particularly in such specialties as anesthesiology and surgery. We also believe that hospitals and medical groups have experienced financial pressures on their operations which have resulted in less utilization of temporary physicians. Despite this decrease in current demand, we believe the long-term demographic drivers of this business have not changed. These drivers include an aging population demanding more healthcare, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, which historically have provided less hours of service. Due to these factors, we believe the long-term prospects for an acute physician shortage is just as strong now as it was before the current downturn. In addition, we believe the increase in the insured population that will result from the enactment of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trials Services

The environment for clinical trials services weakened during 2009 stemming from a slow-down in clinical trials caused largely by economic factors and financial market conditions, along with uncertainty concerning research and development activities following the recent wave of mergers and acquisitions in the pharmaceutical and biotechnology sectors. Meanwhile, we have been seeing gradual improvement in the core contract staffing component of this business, which represented approximately 95% of the business segment’s revenue in the second quarter of 2010, while continuing to experience weakness in our drug safety monitoring and regulatory compliance service offerings. Despite the recent industry weaknesses, demographic factors and advances in biotechnology should drive long-term growth for this business segment.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	71.4	73.5	71.9	74.3
Selling, general and administrative expenses	23.2	21.2	23.1	20.0
Bad debt expense	(0.2)	0.1	-	-
Depreciation and amortization	2.7	2.2	2.6	2.1
Income from operations	2.9	3.0	2.4	3.6
Foreign exchange (income) loss	(0.0)	0.1	0.0	0.0
Interest expense, net	1.0	1.0	0.9	1.0
Income before income taxes	1.9	1.9	1.5	2.6
Income tax expense	0.9	0.4	0.5	1.0
Net income	1.0%	1.5%	1.0%	1.6%

Acquisitions

MDA Holdings, Inc.

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). This transaction included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. In the second quarter of 2009, we paid $6.7 million, related to the 2008 performance. In April 2010, we paid $12.8 million, related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. The earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). In addition, in May 2010, $1.7 million was released to the seller from the indemnification escrow account leaving a balance of $5.4 million.

Assent Consulting

In July 2007, we completed an acquisition of the shares of privately-held Assent Consulting (Assent). This transaction also included an earnout provision based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2008, we paid $4.6 million related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Of this payment, $2.0 million was being held in escrow, subject to forfeiture to us, to the extent a 2008 performance milestone was not achieved. However, based on 2008 performance, the full amount was released to the seller in the first quarter of 2009. The entire payment was allocated to goodwill as additional purchase price, in accordance the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow for post-closing liabilities of $1.0 million was released to the sellers.

AKOS Limited

In June 2007, we acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom. This transaction included an earnout provision based on 2007 and 2008 performance, as defined by the share purchase agreement. In the first quarter of 2008, we paid £1.1 million (approximately $2.1 million) related to the 2007 performance. In the second quarter of 2009, we paid the sellers approximately £0.5 million (approximately $0.7 million) related to the 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 93% of our stockholders’ equity as of June 30, 2010. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $143.2 million and $89.4 million, respectively, net of accumulated amortization, at June 30, 2010. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 4.5 to 15 years.

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

•

Clinical trials services - The clinical trials services business segment provides clinical trials, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe.

•

Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$59,817	$78,582	$124,487	$183,611
Physician staffing	31,268	40,747	62,410	79,005
Clinical trials services	15,803	19,403	30,974	40,390
Other human capital management services	10,949	10,314	21,327	21,457
	$117,837	$149,046	$239,198	$324,463

Contribution income (a):
Nurse and allied staffing	$6,084	$7,202	$11,980	$17,230
Physician staffing	3,709	4,131	6,591	7,373
Clinical trials services	1,706	2,272	3,284	4,459
Other human capital management services	798	329	1,816	1,258
	12,297	13,934	23,671	30,320

Unallocated corporate overhead	5,756	6,113	11,593	12,009
Depreciation	2,221	2,306	4,374	4,611
Amortization	963	1,018	1,924	2,041
Income from operations	$3,357	$4,497	$5,780	$11,659

———————

(a)

We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

Comparison of Results for the Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenue from services

Revenue from services decreased $31.2 million, or 20.9%, to $117.8 million for the three months ended June 30, 2010, as compared to $149.0 million for the three months ended June 30, 2009. The decrease was due to lower revenue from our nurse and allied staffing business segment, physician staffing and clinical trials services business segments, partially offset by an increase in revenue from our other human capital services business segment. The decrease in revenue reflects the challenging operating environment for our business segments that has resulted in decreased demand from our customers.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $18.8 million, or 23.9%, to $59.8 million in the three months ended June 30, 2010, from $78.6 million in the three months ended June 30, 2009, primarily due to lower staffing volume, as well as lower pricing, partially resulting from changes in geographic mix.

The average number of nurse and allied staffing FTEs on contract during the three months ended June 30, 2010, decreased 21.3% from the three months ended June 30, 2009. Average nurse and allied staffing revenue per FTE per day decreased approximately 3.2% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a decline of 2.6% in the average bill rate in our travel staffing operations and a relatively higher mix of per diem staffing operations, which typically has a lower average bill rate than travel staffing due to the mix of healthcare professionals.

Physician staffing

Revenue from our physician staffing business decreased $9.5 million or 23.3% to $31.3 million for the three months ended June 30, 2010, compared to $40.7 million in the three months ended June 30, 2009. The revenue decline reflects decreased demand for our temporary physician staffing services, and in particular, anesthesiology.

Physician staffing days filled is a metric that we use to measure volume in this business segment. Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 17.6% to 20,657 in the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Revenue per day filled for the three months ended June 30, 2010 was $1,514 a 6.8% decrease from the three months ended June 30, 2009, reflecting an unfavorable change in the mix of specialties. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trials services

Revenue from clinical trials services decreased $3.6 million, or 18.6%, to $15.8 million in the three months ended June 30, 2010, from $19.4 million in the three months ended June 30, 2009. This decline was primarily due to the conclusion, in the third quarter of 2009, of a large clinical trial we were contracted to manage and a decrease in revenue from a specific drug safety contract, partially offset by an increase in revenue from contract staffing, reflecting higher average bill rates. Contract staffing represented approximately 95% of this business segment’s revenue in the three months ended June 30, 2010 compared to 76% in the three months ended June 30, 2009.

Other human capital management services

Revenue from other human capital management services for the three months ended June 30, 2010, increased $0.6 million, or 6.2%, to $10.9 million from $10.3 million in the three months ended June 30, 2009, primarily reflecting an increase in revenue from our education and training business due to an increase in the number of seminars and higher seminar attendance. This increase was partially offset by a decrease in revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $25.3 million, or 23.1%, to $84.2 million for the three months ended June 30, 2010, as compared to $109.4 million for three months ended June 30, 2009.

As a percentage of total revenue, direct operating expenses represented 71.4% of revenue for the three months ended June 30, 2010, and 73.5% for the three months ended June 30, 2009. The decrease is primarily due to a change in the business mix among segments, coupled with a widening of the bill-pay spread in our travel staffing operations, lower housing costs and lower professional liability expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.3 million, or 13.6%, to $27.3 million for the three months ended June 30, 2010, as compared to $31.6 million for the three months ended June 30, 2009. The decrease in selling, general and administrative expenses was primarily due to our efforts to reduce overhead expenses.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.8 million for three months ended June 30, 2010, compared to $6.1 million for the three months ended June 30, 2009. As a percentage of consolidated revenue, unallocated corporate overhead was 4.9% for the three month period ended June 30, 2010 and 4.1% for the three month period ended June 30, 2009.

As a percentage of total revenue, selling, general and administrative expenses were 23.2% and 21.2%, for the three months ended June 30, 2010 and 2009, respectively. This increase is primarily due to negative operating leverage.

Bad debt expense

In the three month periods ended June 30, 2010, we reversed $0.2 million of our reserves for bad debt due to the improved quality of our receivables. In the three months ended June 30, 2009, $0.2 million was recorded for bad debt expense representing 0.1% of consolidated revenue from services.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended June 30, 2010, decreased $1.1 million or 15.5%, to $6.1 million from $7.2 million in three months ended June 30, 2009. As a percentage of nurse and allied staffing revenue, segment contribution income was 10.2% for the three months ended June 30, 2010, and 9.2% for the three months ended June 30, 2009. This increase is primarily due to a widening of our bill-pay spread and lower housing expenses as a percentage of revenue, partially offset by negative operating leverage.

Physician staffing

Contribution income from physician staffing for the three months ended June 30, 2010 decreased 10.2% to $3.7 million, from $4.1 million in the three months ended June 30, 2009. As a percentage of physician staffing revenue, contribution income was 11.9% in the three months ended June 30, 2010 compared to 10.1% in the three months ended June 30, 2009. The improvement in contribution income as a percentage of revenue is primarily due to lower professional liability expense in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, reflecting a change in mix to lower risk specialties and geographic locations, as well as better than expected loss development.

Clinical trials services

Contribution income from clinical trials services for the three months ended June 30, 2010, decreased $0.6 million, or 24.9%, to $1.7 million, from $2.3 million in the three months ended June 30, 2009. As a percentage of clinical trials services revenue, segment contribution income was 10.8% in the three months ended June 30, 2010 compared to 11.7% in the three months ended June 30, 2009, primarily due to a significant change in the mix of business.

Other human capital management services

Contribution income from other human capital management services for the three months ended June 30, 2010, increased by $0.5 million, or 142.6%, to $0.8 million, from $0.3 million in the three months ended June 30, 2009 primarily due to an increase from our education and training business. Contribution income as a percentage of other human capital management services revenue was 7.3% for the three months ended June 30, 2010 and 3.2% for the three months ended June 30, 2009, primarily reflecting improved performance in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended June 30, 2010, totaled $3.2 million as compared to $3.3 million for the three months ended June 30, 2009. As a percentage of revenue, depreciation and amortization expense was 2.7% for the three months ended June 30, 2010 and 2.2% for the three months ended June 30, 2009.

Interest expense, net

Interest expense, net, totaled $1.1 million for the three months ended June 30, 2010 and $1.5 million for the three months ended June 30, 2009. The decrease in interest expense was due to lower average borrowings in the three months ended June 30, 2010, partially offset by a higher average effective interest rate on our borrowings. The effective interest rate on our borrowings was 5.8% for the three month period ended June 30, 2010 and 4.3% for the three month period ended June 30, 2009.

Income tax expense

Income tax expense totaled $1.1 million for the three months ended June 30, 2010, as compared to $0.6 million for the three months ended June 30, 2009. The effective tax rate was 47.8% in the three months ended June 30, 2010, compared to 20.9% in the three months ended June 30, 2009. Both periods were impacted by discrete items. Excluding discrete items, the effective tax rate in the three months ended June 30, 2010 was 39.6% compared to 9.3% in the three months ended June 30, 2009. The unusually low tax rate excluding discrete items in the three months ended June 30, 2009 was due to a change in our estimate of permanent book to tax differences.

Comparison of Results for the Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenue from services

Revenue from services decreased $85.3 million, or 26.3%, to $239.2 million for the six months ended June 30, 2010, as compared to $324.5 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in revenue from our nurse and allied staffing business segment, although all of our business segments contributed to the decrease in consolidated revenue. The decrease in revenue reflects the challenging operating environment all of our business segments have experienced that resulted in decreased demand from our customers.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $59.1 million, or 32.2%, to $124.5 million in the six months ended June 30, 2010, from $183.6 million in the six months ended June 30, 2009, primarily due to lower staffing volume.

The average number of nurse and allied staffing FTEs on contract during the six months ended June 30, 2010, decreased 29.1% from the six months ended June 30, 2009. Average nurse and allied staffing revenue per FTE per day decreased approximately 4.1% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to a decline of 2.9% in the average bill rate in our travel staffing operations and a relatively higher mix of per diem staffing operations, which typically has a lower average bill rate than travel staffing due to the mix of healthcare professionals.

Physician staffing

Revenue from our physician staffing business decreased $16.6 million or 21.0% to $62.4 million for the six months ended June 30, 2010, compared to $79.0 million in the six months ended June 30, 2009. The revenue decline reflects decreased demand for our temporary physician staffing services, and in particular, anesthesiology. Physician staffing days filled decreased 17.9% to 40,241 in the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Revenue per day filled for the six months ended June 30, 2010 was $1,551 a 3.8% decrease from the six months ended June 30, 2009, reflecting an unfavorable change in the mix of specialties.

Clinical trials services

Revenue from clinical trials services decreased $9.4 million, or 23.3%, to $31.0 million in the six months ended June 30, 2010, from $40.4 million in the six months ended June 30, 2009. This decline was primarily due to several clinical research projects that ended in the third quarter of 2009, a decrease in revenue from a specific drug safety contract and a decrease in contract staffing volume.

Other human capital management services

Revenue from other human capital management services for the six months ended June 30, 2010, decreased $0.1 million, or 0.6%, to $21.3 million from $21.5 million in the six months ended June 30, 2009, reflecting a decrease in revenue related to the number of retained searches performed and partially offset by an increase in revenue from our education and training business due to higher seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $69.1 million, or 28.7%, to $171.9 million for the six months ended June 30, 2010, as compared to $241.0 million for six months ended June 30, 2009.

As a percentage of total revenue, direct operating expenses represented 71.9% of revenue for the six months ended June 30, 2010, and 74.3% for the six months ended June 30, 2009. The decrease is primarily due to a change in the business mix among segments, coupled with a widening of the bill-pay spread in our travel staffing operations and lower housing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.8 million, or 15.1%, to $55.2 million for the six months ended June 30, 2010, as compared to $65.0 million for the six months ended June 30, 2009. The decrease in selling, general and administrative expenses was primarily due to our efforts to reduce overhead expenses.

Included in selling, general and administrative expenses is unallocated corporate overhead of $11.6 million for six months ended June 30, 2010, compared to $12.0 million for the six months ended June 30, 2009. As a percentage of consolidated revenue, unallocated corporate overhead was 4.8% for the six month period ended June 30, 2010 and 3.7% for the six month period ended June 30, 2009. Share-based compensation, included in unallocated corporate overhead, was $1.2 million in the six months ended June 30, 2010 and $0.8 million in the six months ended June 30, 2009.

As a percentage of total revenue, selling, general and administrative expenses were 23.1% and 20.0%, for the six months ended June 30, 2010 and 2009, respectively. This increase is primarily due to negative operating leverage.

Bad debt expense

Bad debt expense was not recorded in the six months ended June 30, 2010, due to the improved quality of receivables. In the six months ended June 30, 2009, bad debt expense was $0.1 million or less than 0.1% of consolidated revenue.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the six months ended June 30, 2010, decreased $5.3 million or 30.5%, to $12.0 million from $17.2 million in six months ended June 30, 2009. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.6% for the six months ended June 30, 2010, and 9.4% for the six months ended June 30, 2009. This increase is primarily due to a widening of our bill-pay spread and lower housing expenses as a percentage of revenue.

Physician staffing

Contribution income from physician staffing for the six months ended June 30, 2010 decreased 10.6% to $6.6 million, from $7.4 million in the six months ended June 30, 2009. As a percentage of physician staffing revenue, contribution income was 10.6% in the six months ended June 30, 2010 compared to 9.3% in the six months ended June 30, 2009. The improvement in contribution income as a percentage of revenue is primarily due to lower professional liability expense in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, reflecting a change in mix to lower risk specialties and geographic locations, as well as better than expected loss development.

Clinical trials services

Contribution income from clinical trials services for the six months ended June 30, 2010, decreased $1.2 million, or 26.4%, to $3.3 million, from $4.5 million in the six months ended June 30, 2009. As a percentage of clinical trials services revenue, segment contribution income was 10.6% in the six months ended June 30, 2010 and 11.0% in the six months ended June 30, 2009.  This decrease is primarily due to negative operating leverage.

Other human capital management services

Contribution income from other human capital management services for the six months ended June 30, 2010, increased by $0.6 million, or 44.4%, to $1.8 million, from $1.3 million in the six months ended June 30, 2009 primarily due to an increase from our education and training business, partly offset by a decrease from the retained search business. Contribution income as a percentage of other human capital management services revenue was 8.5% for the six months ended June 30, 2010 and 5.9% for the six months ended June 30, 2009, reflecting improved leverage in our education and training business, partially offset by negative operating leverage in our retained search business.

Depreciation and amortization expense

Depreciation and amortization expense in the six months ended June 30, 2010, totaled $6.3 million as compared to $6.7 million for the six months ended June 30, 2009. As a percentage of revenue, depreciation and amortization expense was 2.6% for the six months ended June 30, 2010 and 2.1% for the six months ended June 30, 2009.

Interest expense, net

Interest expense, net, totaled $2.2 million for the six months ended June 30, 2010 and $3.2 million for the six months ended June 30, 2009. The decrease in interest expense was due to lower average borrowings in the six months ended June 30, 2010, partially offset by a higher average effective interest rate on our borrowings. The effective interest rate on our borrowings was 5.7% for the six month period ended June 30, 2010 and 4.4% for the six month period ended June 30, 2009.

Income tax expense

Income tax expense totaled $1.3 million for the six months ended June 30, 2010, as compared to $3.1 million for the six months ended June 30, 2009. The effective tax rate was 35.4% in the six months ended June 30, 2010, compared to 36.8% in the six months ended June 30, 2009. The lower tax rate in the first half of 2010 was due to certain discrete items, including an immaterial prior year correction related to a tax election we made on behalf of a subsidiary we acquired in 2008 as part of the MDA acquisition. Excluding these items, the effective tax rate in the six months ended June 30, 2010 was 38.7%.

Liquidity and Capital Resources

As of June 30, 2010, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.7 to 1. Working capital decreased by $11.4 million to $60.3 million as of June 30, 2010, compared to $71.7 million as of December 31, 2009. The decrease in working capital was primarily due to a decrease in accounts receivable and income taxes receivable. In April 2010, we received a federal tax refund of $5.6 million substantially related to our election, under the Worker, Homeownership, and Business Assistance Act of 2009, of a five year carryback period for our 2009 taxable net operating loss. This cash, along with cash on hand was used to repay our remaining earnout obligation for our acquisition of MDA.

Net cash provided by operating activities during the six months ended June 30, 2010, was $23.7 million, compared to $50.5 million in the six months ended June 30, 2009. The decrease is primarily due to lower collections of accounts receivable in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to declining revenues since December 2008. Number of days’ sales outstanding decreased by 2 days to 50 days at June 30, 2010, compared to 52 days at December 31, 2009.

Investing activities used $13.5 million in the six months ended June 30, 2010, compared to $9.2 million in the six months ended June 30, 2009. In the six months ended June 30, 2010, we used $12.8 million to pay the final earnout payment due on the MDA acquisition based on 2009 performance. In the six months ended June 30, 2009, we used $6.7 million to pay the earnout payment related to 2008 performance on our MDA acquisition. An additional $0.8 million was used primarily to pay the final earnout related to our acquisition of AKOS Ltd. and as well as other acquisition related payments related to MDA. Investing activities also used $0.7 million and $1.6 million, respectively, in cash, during the six months ended June 30, 2010 and 2009, for capital expenditures.

Net cash used in financing activities during the six months ended June 30, 2010, was $8.3 million compared to $40.1 million during the six months ended June 30, 2009. We repaid, in the six months ended June 30, 2010, a net of $6.6 million on our total debt, compared to a net of $40.2 million in the six months ended June 30, 2009. In addition, in the six months ended June 30, 2010, we paid $1.5 million in debt issuance costs to amend our current Credit Agreement, as discussed in the Credit Facility section. Both periods also included any cash flows relating to the vesting and exercise of share-based payments.

Stockholders’ Equity

During the six months ended June 30, 2010 and 2009, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares, subject to the constraints of the Credit Agreement. At June 30, 2010, we had approximately 31.1 million shares of common stock outstanding.

On May 5, 2010, our shareholders approved an amendment to its 2007 Stock Incentive Plan (Plan) to: (1) increase the number of shares of common stock, par value $0.0001 per share (Common Stock), of the Company that may be issued under the Plan from 1,500,000 shares to 3,500,000 shares and (2) increase the share sub-limit for awards that are not stock appreciation awards that may be granted pursuant to the Plan from 1,200,000 shares to 1,700,000 shares of Common Stock.

On June 1, 2010, 205,647 shares of restricted stock at a market price of $8.09 were granted to directors and key employees. In addition, 254,000 stock appreciation rights were granted to key employees at a price of $8.09 and weighted average valuation per share of $2.77. Similar to prior grants, the restricted stock vests ratably over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

Credit Facility

Our senior secured revolving credit facility entered into on November 10, 2005 was amended and restated as of September 9, 2008 (Credit Agreement) in connection with the acquisition of MDA. The Credit Agreement kept in place an existing $75.0 million revolving credit facility, maturing in November 2010, and provided for a 5-year $125.0 million term loan facility with Wachovia Capital Markets, LLC and certain of its affiliates, Banc of America Securities LLC and certain other lenders.

On May 28, 2010, we entered into a first amendment to our Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extends the maturity date of the revolving credit facility from November 2010 to September 2013, to be coterminous with the term loan, and reduces the existing revolving credit facility to $50.0 million, and the sublimit for letters of credit to $20.0 million. We paid $1.5 million of financing fees related to this amendment, that have been capitalized as debt issuance costs on the condensed consolidated balance sheet as of June 30, 2010. Debt issuance costs related to this amendment are being amortized on a straight-line basis over the remaining term of the Credit Agreement. In addition, we wrote off an immaterial amount of debt issuance costs related to the reduction of the size of the revolving credit facility.

In addition to the above mentioned changes, the terms of the Credit Agreement were adjusted to reflect customary covenants for similarly leveraged deals. As of June 30, 2010, interest on our revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2010 was 0.625%. The interest rate spreads on our term loans remained unchanged, and as of June 30, 2010 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

The table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, as amended, and its corresponding actual performance as of June 30, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.00 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	10.42 to 1.00

Maximum Capital Expenditures for 2010 (c)	$16.5 million	$0.7 million

———————

(a)

Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement, September 2013.

(b)

Our Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.75 to 1.00 through December 31, 2010; 2) 1.50 to 1.00 for the fiscal year 2011; 3) 1.25 to 1.00 for the fiscal year 2012 and 4) 1.15 to 1.00 thereafter.

(c)

Aggregate amount of Capital Expenditures in any fiscal year may not exceed: 1) $4.0 million in the fiscal year 2010; 2) $5.0 million in the fiscal year 2011; and $7.0 million in the fiscal year 2012. However, the limit may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year, which is included in the table above.

Effective with the May 2010 amendment, the limitation on our ability to repurchase our common stock and declare and pay cash dividends on our common stock has been adjusted. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25.0 million and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that the Company’s Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40.0 million in cash or available cash under its revolving loan facility. However, if the Company’s Debt/EBITDA ratio , after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2.5 million. Our requirement to obtain lender consent for acquisitions has also been adjusted. Effective with the May 2010 amendment, we are required to obtain the consent of our lenders to complete any acquisition which exceeds $20.0 million or would cause us to exceed $50.0 million in aggregate cash and non-cash consideration for Permitted Acquisitions (as defined by the Credit Agreement) during the term of the Credit Agreement (excluding the MDA acquisition).

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of June 30, 2010:

Commitments	Total	2010	2011	2012	2013	2014	Thereafter
	(Amounts in thousands)
Senior secured credit facility (a)	$55,769	$2,730	$7,800	$18,330	$26,909	$—	$—

Capital lease obligations	581	107	158	143	154	19	—

Operating leases obligations (b)	29,767	3,329	6,224	5,718	5,003	2,938	6,555

Purchase obligations (c)	976	440	485	51	—	—	—

Legal settlement (d)	345	—	345	—	—	—	—

	$87,438	$6,606	$15,012	$24,242	$32,066	$2,957	$6,555

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

(d)

During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which settlement remains subject to court approval. In the fourth quarter of 2009, the Company accrued a pre-tax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit. We expect the settlement to occur in 2011.

In July 2010, we entered into an agreement to lease 18,000 square feet of space in Pune, India for our in-house information systems and development support services as well as back-office processing services. The agreement is for three years with an option to extend for another two year period. The commitment is to pay approximately $0.2 million per year, with a total commitment of approximately $0.7 million. The commencement of the lease will be September 1, 2010.

In July 2010, we renegotiated our lease in Malden, Massachusetts. The new lease, effective July 1, 2010, reduces the space we occupy from approximately 31,662 square feet to approximately 22,767 square feet. In addition, the lease expiration was extended from June 30, 2012 to June 30, 2017, with an option to extend another three years. The revised lease has the effect of reducing our lease payment commitments by $0.2 million through June 30, 2012. However, the extension through 2017 added $1.3 million to our total commitment related to this property.

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

Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates would have resulted in interest expense fluctuating $0.3 million and $0.6 million in the six months ended June 30, 2010 and 2009, respectively. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million the six months ended June 30, 2009. A 1% change in interest expense considering the effects of the interest rate swap agreements in the six months ended June 30, 2010 would be immaterial.

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

CROSS COUNTRY HEALTHCARE, INC.

Date:	August 5, 2010	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date:	August 5, 2010	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Lease Agreement, dated July 1, 2010, between Goldberg Brothers Real Estate LLC and MCVT, Inc.
10.2	Leave and License Agreement, dated July 28, 2010, between Subhash Gaikwad, Hindu Undivided Family and Crosscountry Infotech Pvt. Ltd.
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer