Form 10-Q
period 2010-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2010-11-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

The registrant had outstanding 31,102,682 shares of Common Stock, par value $0.0001 per share, as of October 29, 2010.

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

September 30, 2010

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

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

PART II. – OTHER INFORMATION

26

Item 1.

Legal Proceedings

26

Item 1A.

Risk Factors

26

Item 6.

Exhibits

26

Signatures

27

i

PART I. – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	September 30, 2010	December 31, 2009

Current assets:
Cash and short-term cash investments	$8,839	$8,569
Accounts receivable, less allowance for doubtful accounts of $3,729 in 2010 and $4,545 in 2009	66,543	70,172
Deferred tax assets	12,601	11,794
Income taxes receivable	—	7,405
Other current assets	11,291	8,268
Total current assets	99,274	106,208
Property and equipment, net of accumulated depreciation of $47,683 in 2010 and $41,760 in 2009	15,289	19,706
Trademarks, net	62,847	62,858
Goodwill, net	143,480	130,701
Other identifiable intangible assets, net	25,670	28,572
Debt issuance costs, net	2,342	1,536
Non-current deferred tax assets	5,010	5,390
Other long-term assets	2,961	1,618
Total assets	$356,873	$356,589

Current liabilities:
Accounts payable and accrued expenses	$7,349	$8,143
Accrued employee compensation and benefits	18,209	16,140
Current portion of long-term debt	6,395	5,733
Income taxes payable	332	—
Interest rate swaps-current	60	1,427
Other current liabilities	3,934	3,113
Total current liabilities	36,279	34,556

Long-term debt	48,710	56,781
Other long-term liabilities	20,293	19,181
Total liabilities	105,282	110,518

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	242,412	240,870
Accumulated other comprehensive loss	(2,230)	(2,979)
Retained earnings	11,406	8,177
Total stockholders' equity	251,591	246,071
Total liabilities and stockholders' equity	$356,873	$356,589

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenue from services	$115,687	$129,635	$354,885	$454,098
Operating expenses:
Direct operating expenses	83,258	94,955	255,171	335,987
Selling, general and administrative expenses	26,630	28,184	81,837	93,228
Bad debt expense	115	(303)	115	(227)
Depreciation	1,782	2,034	6,156	6,645
Amortization	963	1,005	2,887	3,046
Total operating expenses	112,748	125,875	346,166	438,679
Income from operations	2,939	3,760	8,719	15,419
Other expenses (income):
Foreign exchange loss	57	18	72	31
Interest expense, net	1,134	1,664	3,317	4,878
Other income	—	(193)	—	(193)
Income before income taxes	1,748	2,271	5,330	10,703
Income tax expense	832	1,303	2,101	4,407
Net income	$916	$968	$3,229	$6,296
Net income per common share:
Basic	$0.03	$0.03	$0.10	$0.20
Diluted	$0.03	$0.03	$0.10	$0.20

Weighted average common shares outstanding:
Basic	31,088	30,814	31,046	30,793
Diluted	31,112	31,002	31,162	30,963

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,

	2010	2009

Operating activities
Net income	$3,229	$6,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,156	6,645
Amortization	2,887	3,046
Bad debt expense	115	(227)
Deferred income tax benefit	(964)	(980)
Share-based compensation	1,942	1,363
Other noncash charges	456	1,325
Changes in operating assets and liabilities:
Accounts receivable	3,514	47,813
Other current assets	(2,113)	7,560
Income taxes	8,166	4,531
Accounts payable and accrued expenses	783	(7,663)
Other liabilities	614	215
Net cash provided by operating activities	24,785	69,924

Investing activities
Acquisition of MDA Holdings, Inc.	(12,826)	(6,804)
Other acquisition related payments	—	(748)
Purchases of property and equipment	(1,254)	(2,101)
Other investing activities	(901)	—
Net cash used in investing activities	(14,981)	(9,653)

Financing activities
Repayment of debt	(11,893)	(79,209)
Borrowings under our revolving credit facility	4,000	15,425
Release of restricted cash	—	5,000
Debt issuance costs	(1,480)	—
Repurchase of stock for restricted stock tax withholdings	(200)	(48)
Exercise of stock options	—	208
Tax benefit of stock option exercises	—	14
Net cash used in financing activities	(9,573)	(58,610)

Effect of exchange rate changes on cash	40	169

Change in cash and short-term cash investments	271	1,830
Cash and short-term cash investments at beginning of period	8,569	10,173
Cash and short-term cash investments at end of period	$8,840	$12,003

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

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. As of September 30, 2010 and December 31, 2009, cash and short-term cash investments include approximately $1.8 million and $1.7 million, respectively, of foreign investments in highly liquid time deposits with original maturities of six months or less. As of September 30, 2010, other current assets include approximately $0.9 million of foreign investments in highly liquid time deposits with original maturities greater than six months. The carrying value of these investments on the consolidated condensed balance sheet approximates their fair value. Subsequent events have been evaluated through the filing date of these unaudited condensed consolidated financial statements.

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

The table that follows describes the components of comprehensive income in the three- and nine-month periods ending September 30, 2010 and 2009:

Cross Country Healthcare, Inc.

Consolidated Statements of Other Comprehensive Income

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
Net income	$916	$968	$3,229	$6,296

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	639	(386)	71	968
Net change in fair value of hedging transactions	387	335	1,149	764
Net change in fair value of marketable securities	(46)	(192)	(32)	171
Other comprehensive income (loss), before tax	980	(243)	1,188	1,903
Income tax expense related to items of other comprehensive income	134	42	439	342
Other comprehensive income (loss), net of tax	846	(285)	749	1,561

Comprehensive income	$1,762	$683	$3,978	$7,857

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss (OCL) in the accompanying condensed consolidated balance sheets and was $2.2 million and $2.3 million at September 30, 2010 and December 31, 2009, respectively.

The net change in fair value of hedging transactions (including effective hedging reclassified to interest expense at cash settlement), related to the Company’s interest rate swap agreements, is included in accumulated OCL in the accompanying condensed consolidated balance sheets and was less than $0.1 million at September 30, 2010. See Note 7- Interest Rate Swap Agreements. The amount included in accumulated OCL at December 31, 2009 was $0.7 million, net of deferred taxes.

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

5.

RESERVES FOR CLAIMS

Workers’ compensation benefits are provided under a partially self-insured plan. For workers’ compensation claims reported prior to September 1, 2009, the insurance carrier required the Company to fund a reserve for payment of claims. Those funds were maintained by the insurance carrier. Effective September 1, 2009, the Company completely moved from a pre-funded program to a letter of credit structure to guarantee payments of claims. At September 30, 2010 and December 31, 2009, the Company had outstanding $7.2 million and $7.1 million, respectively, in standby letters of credit related to this new structure.

6.

DEBT

At September 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
	(Amounts in thousands)
Term loan, interest 2.30% at September 30, 2010 and 1.99% at December 31, 2009	$54,599	$62,109
Capital lease obligations	506	405
Total debt	55,105	62,514
Less current portion	(6,395)	(5,733)
Long-term debt	$48,710	$56,781

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

On May 28, 2010, the Company entered into a first amendment to its Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extends the maturity date of the revolving credit facility from November 2010 to September 2013 to be coterminous with the term loan facility, and reduces the existing revolving credit facility to $50.0 million, and the sublimit for letters of credit to $20.0 million from $35.0 million. The Company paid $1.5 million of financing fees related to this amendment, that have been capitalized as debt issuance costs on the condensed consolidated balance sheet as of September 30, 2010. Debt issuance costs related to this amendment are being amortized on a straight-line basis over the remaining term of the Credit Agreement. In addition, the Company wrote off an immaterial amount of debt issuance costs related to the reduction of the size of the revolving credit facility.

As of September 30, 2010, the Company did not have any borrowings outstanding under its revolving credit facility, but had $12.7 million of standby letters of credit outstanding under this facility, leaving $37.3 million available for borrowing.

In addition to the above mentioned changes, the terms of the Credit Agreement were adjusted to reflect customary covenants for similarly leveraged deals. As of September 30, 2010, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2010 was 0.625%. The interest rate spreads on its term loans remained unchanged, and as of September 30, 2010 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

The table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, as amended, and its corresponding actual performance as of September 30, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.02 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	6.9 to 1.00

Maximum Capital Expenditures for 2010 (c)	$16.5 million	$1.3 million

———————

(a)

The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.

(b)

The Company’s Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.75 to 1.00 through December 31, 2010; 2) 1.50 to 1.00 for the fiscal year 2011; 3) 1.25 to 1.00 for the fiscal year 2012 and 4) 1.15 to 1.00 thereafter.

(c)

The Capital Expenditures limit as defined by the Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Credit Agreement are: 1) $4.0 million in the fiscal year 2010; 2) $5.0 million in the fiscal year 2011; and 3) $7.0 million in the fiscal year 2012. The 2010 limit in the preceding table reflects an increase of $12.5 million representing the 2009 fiscal year excess that was permitted but not made.

Effective with the May 2010 amendment, the limitation on the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock was adjusted. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25.0 million and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that the Company’s Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40.0 million in cash or available cash under its revolving loan facility. However, if the Company’s Debt/EBITDA ratio, after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2.5 million. The Company’s requirement to obtain lender consent for acquisitions was also adjusted. Effective with the May 2010 amendment, the Company is required to obtain the consent of its lenders to complete any acquisition which exceeds $20.0 million or would cause the Company to exceed $50.0 million in aggregate cash and non-cash consideration for Permitted Acquisitions (as defined by the Credit Agreement) during the term of the Credit Agreement (excluding the MDA acquisition).

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of September 30, 2010, are as follows:

Through Year Ending December 31 (Amounts in thousands):
2010	$1,592
2011	7,957
2012	18,473
2013	27,063
2014	20
Thereafter	—
$55,105

7.

INTEREST RATE SWAP AGREEMENTS

The Company has used derivative instruments to manage fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges was to reduce the exposure to fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involved the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

Pursuant to the provisions of the Credit Agreement and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable interest rate exposure in an aggregate amount of at least 40% of its $125.0 million term loan facility, or $50.0 million, for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements required the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50.0 million and a fixed rate of 2.75% on $20.0 million), and to receive from the respective counterparty, interest payments, based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. The interest rate swaps effectively fixed the interest on $70.0 million of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

The Company formally documented the hedging relationships and has accounted for these derivatives as cash flow hedges eligible for hedge accounting. Gains or losses resulting from changes in the fair value of these agreements have been recorded in accumulated OCL, net of tax, until the hedged item is recognized in earnings. The Company formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in the hedging transactions were highly effective in offsetting changes in fair values or cash flows of the hedged items. Any ineffectiveness has been recorded directly to interest expense.

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $22.5 million of term loan borrowings causing its $20.0 million notional amount interest rate swap to become ineffective. Subsequent prepayments were made of $5.0 million in the fourth quarter of 2009 and $4.0 million in the first quarter of 2010. The Company has continued to reclassify the after tax amount of estimated ineffectiveness from accumulated OCL to interest expense in the accompanying condensed consolidated income statements related to these prepayments, which was immaterial for the three months ended September 30, 2010, and $0.1 million for the nine months ended September 30, 2010. In the three-and nine-month periods ending September 30, 2010, the Company reclassified $0.1 million of the loss in accumulated OCL to interest expense coinciding with interest payments on the underlying term loan portion that was hedged.

Changes in the cash flows of the $50.0 million notional amount interest rate swap remained highly effective at offsetting the changes in overall cash flows (i.e. changes in interest payments) attributable to fluctuations in the LIBOR rates on the Company’s variable-rate debt. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated OCL on the condensed consolidated balance sheets. See Note 2 – Comprehensive Income.

As of September 30, 2010, the fair value of the interest rate swap agreements and the remaining balance in accumulated OCL was immaterial as the interest rate swaps were terminated effective October 9, 2010. As of December 31, 2009, the fair value of the interest rate swap agreements was $1.4 million and was recorded as a liability on the condensed consolidated balance sheet with offsets to accumulated OCL of $1.2 million for the effective portion and interest expense of $0.2 million for the ineffective portion. Deferred tax benefits of $0.5 million were also included in OCL, leaving a balance of $0.7 million as of December 31, 2009.

Interest rate swap payments are included in net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows.

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

During the three and nine months ended September 30, 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its interest rate swap agreements, its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability and Level 2 inputs to value the interest rate swap agreements. Interest rate swap agreements are recorded at fair value based on available quotations provided by a recognized dealer in such hedging agreements. The Company did not hold any Level 3 assets or liabilities at September 30, 2010 or December 31, 2009. The Fair Value Measurements and Disclosures Topic of the FASB ASC also states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness will be considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of September 30, 2010, both counterparties are expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on the fair value of the interest rate swap agreements.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements as of September 30, 2010			Fair Value Measurements as of December 31, 2009
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$91	$91	$—	$123	$123	$—

Financial Liabilities:
Interest rate swaps-current	$60	$—	$60	$1,427	$—	$1,427
Deferred compensation	1,347	1,347	—	1,376	1,376	—
	$1,407	$1,347	$60	$2,803	$1,376	$1,427

9.

STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the nine months ended September 30, 2010 and 2009, the Company was restricted under its Credit Agreement and did not repurchase shares of its common stock. Under its February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s Credit Agreement. At September 30, 2010, the Company had approximately 31.1 million shares of common stock outstanding.

Share-Based Payments

During the three and nine month periods ended September 30, 2010, $0.7 million and $1.9 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 78,182 shares of common stock were issued upon vesting of restricted stock awards in the nine month period ending September 30, 2010.

During the three and nine month periods ended September 30, 2009, $0.6 million and $1.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 22,831 shares of common stock were issued upon vesting of restricted stock awards and 26,814 shares were converted upon exercise of employee stock options, in the nine month period ending September 30, 2009 (of which 16,983 shares were converted upon exercise in the three months ended September 30, 2009).

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$58,256	$64,053	$182,743	$247,664
Physician staffing	31,294	39,595	93,704	118,600
Clinical trials services	15,682	16,426	46,656	56,816
Other human capital management services	10,455	9,561	31,782	31,018
	$115,687	$129,635	$354,885	$454,098

Contribution income (a):
Nurse and allied staffing	$5,285	$6,236	$17,265	$23,466
Physician staffing	3,503	3,961	10,094	11,334
Clinical trials services	1,771	1,652	5,055	6,111
Other human capital management services	673	682	2,489	1,940
	11,232	12,531	34,903	42,851
Unallocated corporate overhead	5,548	5,732	17,141	17,741
Depreciation	1,782	2,034	6,156	6,645
Amortization	963	1,005	2,887	3,046
Income from operations	$2,939	$3,760	$8,719	$15,419

———————

(a)

The Company defines contribution income as income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

11.

COMMITMENTS AND CONTINGENCIES

In July 2010, the Company entered into an agreement to lease 18,000 square feet of space in Pune, India for its in-house information systems and development support services as well as back-office processing services. The agreement was mutually cancelled in September 2010 when the landlord failed to meet its obligations. In October, 2010, the Company entered into a new lease agreement at a different location for 20,700 square feet in Pune, India. This lease has a three year lock in period beginning December 1, 2010, whereby the Company cannot terminate the agreement. Future minimum lease payments over the next three years total approximately $3.1 million at the September 30, 2010 balance sheet exchange rate. The Company has the option to continue the lease for an additional two years at rates prescribed by the agreement.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide meal periods and rest breaks and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial was scheduled to occur in the second quarter of 2010; however, in December 2009, the Company reached an agreement in principle to settle this matter. As a result, the Company accrued a pre-tax charge of $345,000 (approximately $209,000 after taxes) related to this lawsuit. In October 2010, the court granted preliminary approval of the settlement.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

12.

INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 41%. The effective tax rate was 47.6% and 39.4% in the three and nine months ended September 30, 2010, respectively. The Company had a lower tax rate in the first half of 2010 due to certain discrete items, including an immaterial prior year correction related to a tax election the Company made on behalf of a subsidiary acquired in 2008 as part of the MDA acquisition. Excluding these items, the effective tax rate in the three and nine months ended September 30, 2010 was 38.2% and 38.5%, respectively.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(Amounts in thousands)
Balance at January 1, 2010	$4,443
Additions based on tax positions related to prior years	131
Additions based on tax positions related to current year	487
Balance at September 30, 2010	$5,061

As of September 30, 2010, the Company had approximately $4.3 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the nine months ended September 30, 2010, the Company had gross increases of $0.6 million to its current year unrecognized tax benefits related to federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.8 million and $0.7 million for the payment of interest and penalties at September 30, 2010 and December 31, 2009, respectively.

The tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended. In April 2010, the Company received a federal tax refund of $5.6 million substantially related to its election, under the Worker, Homeownership, and Business Assistance Act of 2009, of a 5 year carryback period for its 2009 estimated taxable net operating loss. The Company expects to receive an additional $0.7 million related to this election resulting from the filing of its final tax return for 2009.

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

Overview

We are a diversified leader in healthcare staffing services offering a comprehensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing (locum tenens), (3) clinical trials services and (4) other human capital management services. We believe we are one of the top two providers of travel nurse and allied staffing services in the United States; one of the top four providers of temporary physician staffing services; and a leading provider of clinical trials staffing services and retained physician search services. We are also a provider of educational seminars, specifically for the healthcare marketplace.

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended September 30, 2010, our nurse and allied staffing business segment represented approximately 50% of our revenue and is comprised of travel and per diem nurse staffing and travel allied health staffing. Travel nurse staffing represented approximately 37% of our total revenue and 74% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 27% of third quarter 2010 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trials services business segment represented approximately 14% of our revenue and consists of service offerings that include traditional staffing, drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 9% of our revenue and consists of education and training and retained search services.

For the quarter ended September 30, 2010, our revenue was $115.7 million, and net income was $0.9 million, or $0.03 per diluted share. Cash flow provided by operating activities for the nine months ended September 30, 2010, was $24.8 million, which was primarily used to pay the final earnout payment related to our acquisition of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd. (the Captive), a Cayman Island company and wholly-owned subsidiary (collectively, MDA), and to repay debt. We ended the third quarter of 2010 with total debt of $55.1 million and $8.8 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 15.1%.

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

Nurse and Allied Staffing

Our nurse and allied staffing business’ results in the third quarter of 2010 reflected soft demand earlier this year, which we believe was caused by the weak national labor market. In addition, our results were impacted by the temporary loss of a long-standing vendor managed account earlier in the year that re-engaged us at the end of September under the same terms we had with them previously. While demand for our nurse and allied staffing services is well below levels of two to three years ago, since the beginning of June of this year, we have experienced a significant increase in demand in most areas of the country, particularly for travel nurse staffing. In addition, relative bookings for our nurse and allied staffing business segment, which measures net weeks booked as a percentage of the average field FTE count, improved from 88% in the first quarter of 2010, to 97% in the second quarter and 107% in the third quarter of 2010 and have averaged 123% so far in the fourth quarter. It takes several months for sequential volume growth to materialize after booking trends begin to improve due to the typical three-month contract length and normal one-month delay from the time a contract is booked to the assignment start date. We would expect a sequential increase in segment staffing volume in the fourth quarter 2010 and continuing into the first quarter of 2011 if trends persist.

Physician Staffing

We believe the lingering effects of the recession and the weak housing market have delayed the retirement plans of many older physicians. These factors, along with a reduction in surgeries and a trend in which hospitals have had increasing success in directly hiring physicians for staff positions, have resulted in a decrease in demand for temporary physicians. The decline was particularly large in anesthesiology, which historically has been one of our largest specialty areas. Despite this decrease in current demand, we believe the long-term demographic drivers of this business are still favorable. These drivers include an aging population demanding more healthcare, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, which historically have provided relatively less hours of service on average than males. Due to these factors, we believe the long-term prospects for an acute physician shortage are just as strong now as they were before the current downturn. In addition, we believe the increase in the insured population that will result from the enactment of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trials Services

Over the past two years, the environment for clinical trials services weakened due to a slow-down in clinical trials caused largely by economic factors and financial market conditions, along with uncertainty concerning research and development activities following the recent wave of mergers and acquisitions in the pharmaceutical and biotechnology sectors. Nevertheless, we have been seeing gradual improvement in our core contract staffing component of this business, which represented approximately 93% of the business segment’s revenue in the third quarter of 2010, while continuing to experience weakness in our drug safety monitoring and regulatory compliance service offerings. Despite the recent industry weaknesses, demographic factors and advances in biotechnology should drive long-term growth for this business segment.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	72.0	73.2	71.9	74.0
Selling, general and administrative expenses	23.0	21.8	23.1	20.5
Bad debt expense	0.1	(0.2)	0.0	0.0
Depreciation and amortization	2.4	2.3	2.5	2.1
Income from operations	2.5	2.9	2.5	3.4
Foreign exchange loss	0.0	0.0	0.0	0.0
Interest expense, net	1.0	1.3	1.0	1.0
Other income	—	(0.2)	—	0.0
Income before income taxes	1.5	1.8	1.5	2.4
Income tax expense	0.7	1.1	0.6	1.0
Net income	0.8%	0.7%	0.9%	1.4%

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 92% of our stockholders’ equity as of September 30, 2010. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $143.5 million and $88.5 million, respectively, net of accumulated amortization, at September 30, 2010. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 4.5 to 15 years.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$58,256	$64,053	$182,743	$247,664
Physician staffing	31,294	39,595	93,704	118,600
Clinical trials services	15,682	16,426	46,656	56,816
Other human capital management services	10,455	9,561	31,782	31,018
	$115,687	$129,635	$354,885	$454,098

Contribution income (a):
Nurse and allied staffing	$5,285	$6,236	$17,265	$23,466
Physician staffing	3,503	3,961	10,094	11,334
Clinical trials services	1,771	1,652	5,055	6,111
Other human capital management services	673	682	2,489	1,940
	11,232	12,531	34,903	42,851
Unallocated corporate overhead	5,548	5,732	17,141	17,741
Depreciation	1,782	2,034	6,156	6,645
Amortization	963	1,005	2,887	3,046
Income from operations	$2,939	$3,760	$8,719	$15,419

———————

(a)

We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

Comparison of Results for the Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenue from services

Revenue from services decreased $13.9 million, or 10.8%, to $115.7 million for the three months ended September 30, 2010, as compared to $129.6 million for the three months ended September 30, 2009. The decrease was due to lower revenue from our nurse and allied staffing, physician staffing and clinical trials services business segments, partially offset by an increase in revenue from our other human capital services business segment. The decrease in revenue primarily reflects decreased demand from our physician and nurse staffing customers which we believe was caused largely by the weak national labor market.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $5.8 million, or 9.1%, to $58.3 million in the three months ended September 30, 2010, from $64.1 million in the three months ended September 30, 2009, primarily due to lower staffing volume, as well as lower pricing, partially resulting from changes in geographic mix.

The average number of nurse and allied staffing FTEs on contract during the three months ended September 30, 2010, decreased 6.6% from the three months ended September 30, 2009. Average nurse and allied staffing revenue per FTE per day decreased approximately 2.6% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to a decline of 2.1% in the average bill rate in our travel staffing operations.

Physician staffing

Revenue from our physician staffing business decreased $8.3 million or 21.0% to $31.3 million for the three months ended September 30, 2010, compared to $39.6 million in the three months ended September 30, 2009. The revenue decline reflects decreased demand for our temporary physician staffing services, and in particular, anesthesiology.

Physician staffing days filled is a metric that we use to measure volume in this business segment. Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 17.3% to 20,177 in the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Revenue per day filled for the three months ended September 30, 2010 was $1,551, a 4.4% decrease from the three months ended September 30, 2009, reflecting a change in the mix of specialties. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trials services

Revenue from clinical trials services decreased $0.7 million, or 4.5%, to $15.7 million in the three months ended September 30, 2010, from $16.4 million in the three months ended September 30, 2009. This decline was primarily due to the conclusion, in the third quarter of 2009, of a large clinical trial we were contracted to manage and a decrease in revenue from a specific drug safety contract, partially offset by higher average bill rates resulting from a change in mix to higher value activities. Contract staffing represented approximately 93% of this business segment’s revenue in the three months ended September 30, 2010 compared to 84% in the three months ended September 30, 2009.

Other human capital management services

Revenue from other human capital management services for the three months ended September 30, 2010, increased $0.9 million, or 9.4%, to $10.5 million from $9.6 million in the three months ended September 30, 2009, reflecting an increase in revenue from both our education and training and retained search businesses.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $11.7 million, or 12.3%, to $83.3 million for the three months ended September 30, 2010, as compared to $95.0 million for three months ended September 30, 2009.

As a percentage of total revenue, direct operating expenses represented 72.0% of revenue for the three months ended September 30, 2010, and 73.2% for the three months ended September 30, 2009. The decrease is primarily due to a change in the business mix among segments, coupled with a widening of the bill-pay spread and lower housing costs in our travel staffing operations, partially offset by higher workers’ compensation insurance expense due to unfavorable loss developments. The year over year comparison of workers’ compensation insurance expense was magnified by the unusually good experience in the prior policy year.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.6 million, or 5.5%, to $26.6 million for the three months ended September 30, 2010, as compared to $28.2 million for the three months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily due to our efforts to reduce overhead expenses.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.5 million for three months ended September 30, 2010, compared to $5.7 million for the three months ended September 30, 2009. As a percentage of consolidated revenue, unallocated corporate overhead was 4.8% for the three month period ended September 30, 2010 and 4.4% for the three month period ended September 30, 2009. Share-based compensation, included in unallocated corporate overhead, was $0.7 million in the three months ended September 30, 2010 and $0.6 million in the three months ended September 30, 2009.

As a percentage of total revenue, selling, general and administrative expenses were 23.0% and 21.8%, for the three months ended September 30, 2010 and 2009, respectively. This increase is primarily due to negative operating leverage, partially offset by efforts to reduce overhead expenses.

Bad debt expense

In the three month period ended September 30, 2010, we recorded $0.1 million of additional reserves for bad debt, representing 0.1% of consolidated revenue from services. In the three months ended September 30, 2009, $0.3 million of our reserve for bad debt expense was reversed due to the improved quality of our receivables.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended September 30, 2010, decreased $1.0 million or 15.3%, to $5.3 million from $6.2 million in three months ended September 30, 2009. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.1% for the three months ended September 30, 2010, and 9.7% for the three months ended September 30, 2009. This decrease is primarily due to negative operating leverage and higher workers’ compensation insurance expenses, partially offset by a widening of our bill-pay spread and lower housing expenses.

Physician staffing

Contribution income from physician staffing for the three months ended September 30, 2010 decreased 11.6% to $3.5 million, from $4.0 million in the three months ended September 30, 2009. As a percentage of physician staffing revenue, contribution income was 11.2% in the three months ended September 30, 2010 compared to 10.0% in the three months ended September 30, 2009. The improvement in contribution income as a percentage of revenue is primarily due to lower professional liability and selling expenses in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The lower professional liability expenses reflect a change in the mix of our business to lower risk specialties and geographic locations, as well as better than expected loss development.

Clinical trials services

Contribution income from clinical trials services for the three months ended September 30, 2010, increased $0.1 million, or 7.2%, to $1.8 million, from $1.7 million in the three months ended September 30, 2009. As a percentage of clinical trials services revenue, segment contribution income was 11.3% in the three months ended September 30, 2010 compared to 10.1% in the three months ended September 30, 2009, primarily due to a reduction in selling, general and administrative expenses.

Other human capital management services

Contribution income from other human capital management services was essentially flat at $0.7 million in the three months ended September 30, 2010 and 2009. Contribution income as a percentage of other human capital management services revenue was 6.4% for the three months ended September 30, 2010 and 7.1% for the three months ended September 30, 2009, primarily reflecting an increase in marketing costs in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended September 30, 2010, totaled $2.7 million as compared to $3.0 million for the three months ended September 30, 2009. As a percentage of revenue, depreciation and amortization expense was 2.4% for the three months ended September 30, 2010 and 2.3% for the three months ended September 30, 2009.

Interest expense, net

Interest expense, net, totaled $1.1 million for the three months ended September 30, 2010 and $1.7 million for the three months ended September 30, 2009. The decrease in interest expense was due to lower average borrowings in the three months ended September 30, 2010, partially offset by a higher average effective interest rate on our borrowings. The effective interest rate on our borrowings was 5.8% for the three month period ended September 30, 2010 and 4.7% for the three month period ended September 30, 2009.

Income tax expense

Income tax expense totaled $0.8 million for the three months ended September 30, 2010, as compared to $1.3 million for the three months ended September 30, 2009. The effective tax rate was 47.6% in the three months ended September 30, 2010, compared to 57.4% in the three months ended September 30, 2009. Both periods were impacted by discrete items. Excluding discrete items, the effective tax rate in the three months ended September 30, 2010 was 38.2% compared to 41.2% in the three months ended September 30, 2009.

Comparison of Results for the Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Revenue from services

Revenue from services decreased $99.2 million, or 21.9%, to $354.9 million for the nine months ended September 30, 2010, as compared to $454.1 million for the nine months ended September 30, 2009. The decrease was due to a decrease in revenue from our nurse and allied, physician staffing and clinical research services business segments. The decreases in revenue reflect the challenging operating environment all of our business segments have experienced resulting from a decrease in demand from our customers.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $64.9 million, or 26.2%, to $182.7 million in the nine months ended September 30, 2010, from $247.7 million in the nine months ended September 30, 2009, primarily due to lower staffing volume.

The average number of nurse and allied staffing FTEs on contract during the nine months ended September 30, 2010, decreased 23.3% from the nine months ended September 30, 2009. Average nurse and allied staffing revenue per FTE per day decreased approximately 3.8% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a decline of 2.7% in the average bill rate in our travel staffing operations and a relatively higher mix of per diem staffing operations, which typically has a lower average bill rate than travel staffing due to the mix of healthcare professionals.

Physician staffing

Revenue from our physician staffing business decreased $24.9 million, or 21.0%, to $93.7 million for the nine months ended September 30, 2010, compared to $118.6 million in the nine months ended September 30, 2009. The revenue decline reflects decreased demand for our temporary physician staffing services, and in particular, anesthesiology. Physician staffing days filled decreased 17.6% to 60,422 in the nine months ended September 30, 2010, compared to 73,348 in the nine months ended September 30, 2009. Revenue per day filled for the nine months ended September 30, 2010 was $1,551, a 4.1% decrease from the nine months ended September 30, 2009, reflecting an unfavorable change in the mix of specialties.

Clinical trials services

Revenue from clinical trials services decreased $10.2 million, or 17.9%, to $46.7 million in the nine months ended September 30, 2010, from $56.8 million in the nine months ended September 30, 2009. This decline was primarily due to several clinical research projects that ended in the third quarter of 2009, a decrease in revenue from a specific drug safety contract and a decrease in contract staffing volume.

Other human capital management services

Revenue from other human capital management services for the nine months ended September 30, 2010, increased $0.8 million, or 2.5%, to $31.8 million from $31.0 million in the nine months ended September 30, 2009, reflecting an increase in revenue from our education and training business due to higher seminar attendance partially offset by a decrease in revenue related to the number of retained searches performed.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $80.8 million, or 24.1%, to $255.2 million for the nine months ended September 30, 2010, as compared to $336.0 million for nine months ended September 30, 2009.

As a percentage of total revenue, direct operating expenses represented 71.9% of revenue for the nine months ended September 30, 2010, and 74.0% for the nine months ended September 30, 2009. The decrease is primarily due to a change in the business mix among segments, coupled with a widening of the bill-pay spread in our travel staffing operations and lower housing costs, partially offset by higher workers’ compensation insurance expense. The year over year comparison of workers’ compensation insurance expense was magnified by the unusually good experience in the prior policy year.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $11.4 million, or 12.2%, to $81.8 million for the nine months ended September 30, 2010, as compared to $93.2 million for the nine months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily due to our efforts to reduce overhead expenses.

Included in selling, general and administrative expenses is unallocated corporate overhead of $17.1 million for nine months ended September 30, 2010, compared to $17.7 million for the nine months ended September 30, 2009. As a percentage of consolidated revenue, unallocated corporate overhead was 4.8% for the nine month period ended September 30, 2010 and 3.9% for the nine month period ended September 30, 2009. Share-based compensation, included in unallocated corporate overhead, was $1.9 million in the nine months ended September 30, 2010 and $1.4 million in the nine months ended September 30, 2009.

As a percentage of total revenue, selling, general and administrative expenses were 23.1% and 20.5%, for the nine months ended September 30, 2010 and 2009, respectively. This increase is primarily due to negative operating leverage.

Bad debt expense

Bad debt expense was $0.1 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2009, bad debt expense of $0.2 million was reversed due to the improved quality of our receivables.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the nine months ended September 30, 2010, decreased $6.2 million, or 26.4%, to $17.3 million from $23.5 million in nine months ended September 30, 2009. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.4% for the nine months ended September 30, 2010, and 9.5% for the nine months ended September 30, 2009. This decrease is primarily due to higher workers’ compensation insurance expense and negative operating leverage largely offset by a widening of our bill-pay spread and lower housing expenses as a percentage of revenue.

Physician staffing

Contribution income from physician staffing for the nine months ended September 30, 2010 decreased 10.9% to $10.1 million, from $11.3 million in the nine months ended September 30, 2009. As a percentage of physician staffing revenue, contribution income was 10.8% in the nine months ended September 30, 2010 compared to 9.6% in the nine months ended September 30, 2009. The improvement in contribution income as a percentage of revenue is primarily due to lower professional liability expense in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, reflecting a change in mix to lower risk specialties and geographic locations, as well as better than expected loss development.

Clinical trials services

Contribution income from clinical trials services for the nine months ended September 30, 2010, decreased $1.1 million, or 17.3%, to $5.1 million, from $6.1 million in the nine months ended September 30, 2009. As a percentage of clinical trials services revenue, segment contribution income was 10.8% in both the nine months ended September 30, 2010 and 2009.

Other human capital management services

Contribution income from other human capital management services for the nine months ended September 30, 2010, increased by $0.5 million, or 28.3%, to $2.5 million, from $1.9 million in the nine months ended September 30, 2009 primarily due to an increase from our education and training business, partly offset by a decrease from the retained search business. Contribution income as a percentage of other human capital management services revenue was 7.8% for the nine months ended September 30, 2010 and 6.3% for the nine months ended September 30, 2009, reflecting improved leverage in our education and training business, partially offset by negative operating leverage in our retained search business.

Depreciation and amortization expense

Depreciation and amortization expense in the nine months ended September 30, 2010, totaled $9.0 million as compared to $9.7 million for the nine months ended September 30, 2009. As a percentage of revenue, depreciation and amortization expense was 2.5% for the nine months ended September 30, 2010 and 2.1% for the nine months ended September 30, 2009.

Interest expense, net

Interest expense, net, totaled $3.3 million for the nine months ended September 30, 2010 and $4.9 million for the nine months ended September 30, 2009. The decrease in interest expense was due to lower average borrowings in the nine months ended September 30, 2010, partially offset by a higher average effective interest rate on our borrowings. The effective interest rate on our borrowings was 5.7% for the nine month period ended September 30, 2010 and 4.5% for the nine month period ended September 30, 2009.

Income tax expense

Income tax expense totaled $2.1 million for the nine months ended September 30, 2010, as compared to $4.4 million for the nine months ended September 30, 2009. The effective tax rate was 39.4% in the nine months ended September 30, 2010, compared to 41.2% in the nine months ended September 30, 2009. The lower tax rate in the 2010 was due to certain discrete items, including an immaterial prior year correction related to a tax election we made on behalf of a subsidiary we acquired in 2008 as part of the MDA acquisition. Excluding these items, the effective tax rate in the nine months ended September 30, 2010 and 2009 was 38.5% and 35.1%, respectively.

Liquidity and Capital Resources

As of September 30, 2010, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.7 to 1. Working capital decreased by $8.7 million to $63.0 million as of September 30, 2010, compared to $71.7 million as of December 31, 2009. The decrease in working capital was primarily due to a decrease in accounts receivable and income taxes receivable. In April 2010, we received a federal tax refund of $5.6 million substantially related to our election, under the Worker, Homeownership, and Business Assistance Act of 2009, of a five year carryback period for our 2009 taxable net operating loss. This cash, along with cash on hand was used, in the second quarter of 2010, to repay our remaining earnout obligation for our acquisition of MDA.

Net cash provided by operating activities during the nine months ended September 30, 2010, was $24.8 million, compared to $69.9 million in the nine months ended September 30, 2009. The decrease is primarily due to lower collections of accounts receivable in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to declining revenue since December 2008. Number of days’ sales outstanding increased by one day to 53 days at September 30, 2010, compared to 52 days at December 31, 2009.

Investing activities used $15.0 million in the nine months ended September 30, 2010, compared to $9.7 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we used $12.8 million to pay the final earnout payment due on the MDA acquisition based on 2009 performance and $0.9 million in other investing activities. In the nine months ended September 30, 2009, we used $6.8 million to pay the earnout payment related to 2008 performance on our MDA acquisition. An additional $0.8 million was used primarily to pay the final earnout related to our acquisition of AKOS Ltd. and as well as other acquisition related payments related to MDA. Investing activities also used $1.3 million and $2.1 million, respectively, in cash, during the nine months ended September 30, 2010 and 2009, for capital expenditures.

Net cash used in financing activities during the nine months ended September 30, 2010, was $9.6 million compared to $58.6 million during the nine months ended September 30, 2009. We repaid, in the nine months ended September 30, 2010, a net of $7.9 million on our total debt, compared to a net of $63.8 million in the nine months ended September 30, 2009. In addition, in the nine months ended September 30, 2010, we paid $1.5 million in debt issuance costs to amend our current Credit Agreement, as discussed in the Credit Facility section. Both periods also included any cash flows relating to the vesting and exercise of share-based payments.

Stockholders’ Equity

During the nine months ended September 30, 2010 and 2009, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares, subject to the constraints of the Credit Agreement. At September 30, 2010, we had approximately 31.1 million shares of common stock outstanding.

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

On May 28, 2010, we entered into a first amendment to our Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extends the maturity date of the revolving credit facility from November 2010 to September 2013, to be coterminous with the term loan, and reduces the existing revolving credit facility to $50.0 million, and the sublimit for letters of credit to $20.0 million from $35.0 million. We paid $1.5 million of financing fees related to this amendment, that have been capitalized as debt issuance costs on the condensed consolidated balance sheet as of September 30, 2010. Debt issuance costs related to this amendment are being amortized on a straight-line basis over the remaining term of the Credit Agreement. In addition, we wrote off an immaterial amount of debt issuance costs related to the reduction of the size of the revolving credit facility.

In addition to the above mentioned changes, the terms of the Credit Agreement were adjusted to reflect customary covenants for similarly leveraged deals. As of September 30, 2010, interest on our revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2010 was 0.625%. The interest rate spreads on our term loans remained unchanged, and as of September 30, 2010 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

The table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, as amended, and its corresponding actual performance as of September 30, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.02 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	6.9 to 1.00

Maximum Capital Expenditures for 2010 (c)	$16.5 million	$1.3 million

———————

(a)

Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement, September 2013.

(b)

Our Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.75 to 1.00 through December 31, 2010; 2) 1.50 to 1.00 for the fiscal year 2011; 3) 1.25 to 1.00 for the fiscal year 2012 and 4) 1.15 to 1.00 thereafter.

(c)

The Capital Expenditures limit as defined by the Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Credit Agreement are: 1) $4.0 million in the fiscal year 2010; 2) $5.0 million in the fiscal year 2011; and 3) $7.0 million in the fiscal year 2012. The 2010 limit in the preceding table reflects an increase of $12.5 million representing the 2009 fiscal year excess that was permitted but not made.

Effective with the May 2010 amendment, the limitation on our ability to repurchase our common stock and declare and pay cash dividends on our common stock has been adjusted. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25.0 million and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that the Company’s Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40.0 million in cash or available cash under its revolving loan facility. However, if the Company’s Debt/EBITDA ratio, after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2.5 million. Our requirement to obtain lender consent for acquisitions has also been adjusted. Effective with the May 2010 amendment, we are required to obtain the consent of our lenders to complete any acquisition which exceeds $20.0 million or would cause us to exceed $50.0 million in aggregate cash and non-cash consideration for Permitted Acquisitions (as defined by the Credit Agreement) during the term of the Credit Agreement (excluding the MDA acquisition).

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2010:

Commitments	Total	2010	2011	2012	2013	2014	Thereafter
	(Amounts in thousands)
Senior secured credit facility (a)	$54,599	$1,560	$7,800	$18,330	$26,909	$—	$—

Capital lease obligations	505	31	158	143	154	19	—

Operating leases obligations (b)	29,411	1,654	6,031	5,756	5,292	3,263	7,415

Purchase obligations (c)	715	203	461	51	—	—	—

Legal settlement (d)	345	—	345	—	—	—	—

	$85,575	$3,448	$14,795	$24,280	$32,355	$3,282	$7,415

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

(d)

During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which settlement was preapproved by the Court in early October 2010. In the fourth quarter of 2009, the Company accrued a pre-tax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit. We expect the distribution of funds to occur in 2011.

In July 2010, we entered into an agreement to lease 18,000 square feet of space in Pune, India for our in-house information systems and development support services as well as back-office processing services. The agreement was mutually cancelled in September 2010 when the landlord failed to meet its obligations. In October 2010 we entered into a new lease agreement at a different location for 20,700 square feet in Pune, India. This lease has a three year lock in period beginning December 1, 2010, whereby we cannot terminate the agreement. Future minimum lease periods over the three year period total approximately $3.1 million at the September 30, 2010 balance sheet exchange rate. We have the option to continue the lease for an additional two years at rates prescribed by the agreement.

In July 2010, we renegotiated our lease in Malden, Massachusetts. The new lease, effective July 1, 2010, reduces the space we occupy from approximately 31,662 square feet to approximately 22,767 square feet. In addition, the lease expiration was extended from September 30, 2012 to September 30, 2017, with an option to extend another three years. The revised lease has the effect of reducing our lease payment commitments by $0.2 million through September 30, 2012. However, the extension through 2017 added $1.3 million to our total commitment related to this property.

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

Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates would have resulted in interest expense fluctuating less than $0.1 million in the nine months ended September 30, 2010 and $0.2 million in the nine months ended September 30, 2009. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million the nine months ended September 30, 2010 and $0.8 million in the nine months ended September 30, 2009.

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

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide corporate employees while in on-call status with meal periods and rest breaks, and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. On October 16, 2008, MedStaff filed a Motion to Decertify the class which was denied on December 19, 2008. Trial was scheduled to occur in the second quarter of 2010; however, in December 2009, the Company reached an agreement in principle to settle this matter. As a result, the Company accrued a pre-tax charge of $345,000 (approximately $209,000 after taxes) related to this lawsuit. In October 2010, the court granted preliminary approval of the settlement.

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

CROSS COUNTRY HEALTHCARE, INC.

Date:	November 5, 2010	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date:	November 5, 2010	By:	/s/ DANIEL J. LEWIS
Daniel J. Lewis Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Deed of Cancellation of The Leave and License Agreement, dated July 28, 2010, between Subhash Gaikwad, Hindu Undivided Family and Crosscountry Infotech Pvt. Ltd.
10.2	Leave and License Agreement dated October 15, 2010 between Cross Country InfoTech, Ltd. And Shri Subhash Dattatraya Angal
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer