Form 10-K
period 2010-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2011-03-11
CIK 1141103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2010 of $8.99 as reported on the NASDAQ National Market, was $252,276,067. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of March 3, 2011, 31,102,682 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2010 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page
PART I

Item 1.

Business.

1

Item 1A.

Risk Factors.

23

Item 1B.

Unresolved Staff Comments.

30

Item 2.

Properties.

30

Item 3.

Legal Proceedings.

30

Item 4.

(Removed and Reserved).

30

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities.

31

Item 6.

Selected Financial Data.

34

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

36

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

57

Item 8.

Financial Statements and Supplementary Data.

58

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

58

Item 9A.

Controls and Procedures.

58

Item 9B.

Other Information.

60

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

60

Item 11.

Executive Compensation.

60

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

60

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

60

Item 14.

Principal Accountant Fees and Services.

60

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

61

SIGNATURES

62

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2011.

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

PART I

Item 1.

Business.

Overview of Our Company

We are a diversified leader in healthcare staffing services offering a comprehensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing, (3) clinical trial services and (4) other human capital management services. We believe we are one of the top two providers of nurse and allied staffing services; one of the top four providers of temporary physician staffing (locum tenens) services; and a leading provider of clinical trial staffing services, retained physician search services and educational seminars specifically for the healthcare marketplace.

The long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. Additionally, there are projected shortages of healthcare professionals including registered nurses (RNs) and physicians. Demand for our nurse, allied and physician staffing services is primarily influenced by two factors: (1) national labor market dynamics that affect the number of hours worked by healthcare professionals and (2) the strength or weakness in acute care hospital admissions relative to expectations and the volume of patients at other medical facilities and physician offices. Demand for our clinical trial staffing services is primarily influenced by the level of research and development (R&D) activities by pharmaceutical and biotechnology companies.

Overall demand for our healthcare staffing services remains significantly reduced from levels in 2008 prior to the economic downturn that began during the fall of that year. However, more recently, demand for our nurse and allied staffing services and our clinical trial staffing services improved somewhat during the second half of 2010, but did not for our physician staffing services.

The supply of healthcare professionals (HCPs) in the marketplace is dependent upon the number of HCPs entering their respective professions versus those retiring from the workforce. The supply of RNs available for our staffing services is variable and influenced by current labor market dynamics, as well as by the desire of RNs to work temporary assignments versus being directly employed by hospitals as staff nurses or working in non-hospital settings such as insurance companies, health clinics and doctor offices. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments versus being in private practice or directly employed at healthcare facilities, the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce who traditionally work fewer hours than male counter-parts. The supply of clinical trial personnel in the marketplace is relatively stable and comprised primarily of individuals with an educational background and experience in life sciences, as well as healthcare professionals who have left a care giving role to pursue clinical research opportunities. The supply of people available for our clinical trial services is dependent on the number of clinical trial professionals not currently employed in ongoing trials, as well as new people entering the industry.

We have a diversified revenue mix across business sectors and healthcare customers. For the year ended December 31, 2010, our revenue was $468.6 million. Our nurse and allied staffing business segment, which represented 52% of our revenue, is comprised of travel nurse, per diem nurse and allied health staffing. Our physician staffing business segment consists of temporary physician staffing services with placements across multiple clinical specialties and represented 26% of our revenue. Our clinical trial services business segment consists primarily of contract staffing, as well as drug safety monitoring and regulatory consulting services to pharmaceutical and biotechnology customers and represented approximately 13% of our revenue. Our other human capital management services business segment consists of education and training, as well as retained search services related primarily to physicians, allied health and healthcare executives and was 9% of our revenue. For additional financial information concerning our business segments see Note 16 to the consolidated financial statements - Segment Information, contained elsewhere in this report. On a company-wide basis, we have approximately 4,200 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology customers, and other healthcare organizations to provide our healthcare staffing and outsourcing solutions. In 2010, no single client accounted for more than 4% of our revenue. Our fees are paid directly by our clients and in certain cases by third-party vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

For the year ended December 31, 2010, we had a net loss of $2.8 million, or ($0.09) per diluted share, which included $6.6 million of after-tax trademark impairment charges related to the Medical Doctor Associates acquisition. During 2010, we generated $31.5 million in cash flow from operations. At year-end 2010, we had $11.0 million of cash and cash equivalents, and we had $53.5 million of total debt on our balance sheet resulting in a debt, net of cash, to total capitalization ratio of 14.2%. Our debt leverage ratio at December 31, 2010, (as defined in our credit agreement) was 2.1 to 1, below the 2.5 to 1 maximum allowable ratio effective for the duration of our credit agreement.

Healthcare and Demographic Influences on Our Business

Demand Influences

According to the most recent report by the Centers for Medicare & Medicaid Services (CMS), national healthcare spending in 2009 grew at the slowest rate in five decades, rising 4% to $2.5 trillion. The report indicated that the recent recession has had a strong influence on total healthcare spending. The slow down in spending was due primarily to slower growth in private insurance expenditures; a decline in capital spending on structures and equipment; and slower growth in out-of-pocket spending. Offsetting this was a 9% jump in Medicaid spending from the prior year as more Americans became eligible and enrolled in that federal program. Hospital spending increased 5.1% to $759.1 billion in 2009, but at a lower rate than in previous years. Spending for physician and clinical services increased at the slowest rate since the mid-1990s to $505.9 billion reflecting a decline in the number of visits to physician offices in 2009.

Longer-term, CMS expects national health spending to reach $4.5 trillion by 2019, driven, in large part, by greater demand for healthcare services due to both an increasing and aging population.

•

The U.S. population grew by 9.7% to 308.7 million people in the decade from 2000 to 2010, according to U.S. Census Bureau 2010 data. By 2050, the U.S. population is projected to expand to 420 million people, of which the number of people age 65 and older is expected to approach 87 million, according to a Congressional Research Service report (March 2007). Meanwhile, beginning in 2011, the oldest baby-boomers turn 65 years of age and become eligible for Medicare and the 55-to-64 age group is expected to expand to 40 million people by 2014. Utilization of hospital services and healthcare spending is significantly higher among older people.

•

Patients age 65 and older typically average six to seven doctor visits per year compared to two to four visits annually for those under age 65. If the annual number of visits continues at the present rate, the U.S. population will make 53% more trips to the doctor in 2020 than in 2000, according to a November 2008 report by the Association of American Medical Colleges (AAMC). Additionally, the most costly illnesses are more common among the elderly. As medical advances extend survival rates and improve quality of life for those with chronic conditions, the need for ongoing healthcare services will increase. The U.S. Centers for Disease Control and Prevention reported that 80% of people 65 and older have at least one chronic condition, such as diabetes, arthritis or cancer. Life expectancy for Americans is nearly 78 years, the highest in U.S. history, according to government statistics for 2005. In 2005, the U.S. Department of Health and Human Services reported that people over the age of 65 comprised 38% of all inpatients. The American Hospital Association (AHA) projects the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030.

Supply Influences

Overlaid on this expected increase in demand for healthcare services is a projected shortage of RNs that is characterized by an aging nurse workforce and a nurse education system constrained by both an aging faculty and lack of teaching facilities. There is also a growing shortage of physicians in both hospitals and practice groups that is influenced by constraints in the number of graduates from U.S. medical schools combined with an aging workforce that is expected to experience substantial retirements over the next decade. Healthcare reform legislation enacted earlier in 2010 is also expected to have a future impact on the shortage of RNs and physicians caused by adding tens of millions of new patients to the reimbursement system.

•

Despite high unemployment rates and job losses in other sectors of the economy that continued in 2010, the U.S. healthcare workforce continued to expand and served to ease the shortage of RNs working in hospitals. The Bureau of Labor Statistics reported on January 7, 2011 that healthcare employers added 35,700 new jobs, on a seasonally adjusted basis, in the month of December 2010, bringing the 2010 total of new jobs created in this sector to 265,800. As the largest group of health professionals, RNs were likely recruited to fill many of these new positions. However, in the longer-term, by 2025, large shortages of RNs are projected nationwide (Health Affairs, June/July 2009). More specifically, during the past few years vacancy rates for RNs fell from a peak of 13% in 2001 to 8.1% in 2006 and to 6% in 2009, according to information from the American Hospital Association and a 2009 survey of hospital CEOs conducted by AMN Healthcare, Inc. This was due to increases in RN employment consisting of younger RNs continuing to enter the workforce and older RNs remaining in the workforce longer. These recent dynamics have led researchers to update the average age of the RN workforce downward and project a delay from earlier estimates in the onset of a substantial shortfall of RNs to around 2018 with the shortage growing to approximately 260,000 by 2025 (Health Affairs, June 2009). More near-term, nearly one-third of RNs reported they will not be working in their current jobs in 12 months, and approximately half of the respondents stated they foresee a change in their career paths out of the nursing workforce, decreasing their hours or changing to a less demanding care-giver role, according to a 2010 Survey of Registered Nurses: Job Satisfaction and Career Plans (AMN Healthcare, Inc., January 2010). By 2012, RNs in their fifties will comprise the largest age group in the profession, and by 2020, baby-boomer nurses will be in their sixties, although most are expected to have retired from working in acute care hospitals (Health Affairs, January/February 2007). However, due to the effects of the economic downturn, many retired RNs returned to the workforce and those contemplating retirement are keeping their jobs to maintain household income.

•

Physicians are in short supply as well. While the root cause of this shortage dates back to the 1980s and 1990s when medical schools capped enrollment, the U.S. is expected to face a shortage of 124,000 to 159,000 physicians by 2025, according to a study by the AAMC published in November 2008 that expects the shortage to be most severe among family physicians and general surgeons. In September 2010, the AAMC increased its earlier estimate of the projected shortage of physicians across all specialties by 50% to take into account the enactment of health care reform legislation giving 32 million Americans health care coverage. Contributing to this substantial worsening in the shortage of physicians is a projection by the U.S. Census Bureau for 36% growth in the number of Americans over age 65 and eligible for Medicare, and the expectation by the AAMC that nearly one-third of all physicians will retire in the next decade. Moreover, while the number of applicants to U.S. medical schools is increasing, it has not kept pace with the expected future demand given the number of post-graduate years of training required. Surgical training, for example, requires eight to fourteen years. Although helping somewhat is an expected increase in the number of medical students, adding 7,000 graduates annually over the next decade according to the AAMC.

Influences on Our Customers

Hospital and healthcare facility customers comprise the majority of our revenue base. Typically, they provide medical care on a 24 hour/7 day a week basis, which requires RNs, physicians and other healthcare professionals to be on staff around the clock. Labor costs have historically been the largest component of a hospital’s operating budget with nursing care accounting for about half of this amount or a quarter of total expenditures. Hospitals are capital-intensive organizations that are paid for their services through reimbursements from the CMS, by insurance companies paying their members’ covered claims, and by private-pay individuals. Our fees are paid directly by our clients and in certain cases by vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Since the beginning of 2003, growth in hospital in-patient admissions has been relatively flat. In addition, hospitals, healthcare facilities and physician practice groups have had to contend with changes to government reimbursements for their services and changes in legislation and agency regulations, along with a large pool of uninsured patients. Among other things, these factors have been compounded by high unemployment, higher deductibles and co-pays for those with health insurance coverage and rising bad-debt.

In December 2007, the U.S. economy entered into a recession according to the National Bureau of Economic Research, which was followed by a severe credit crisis that unfolded in the fall of 2008, making borrowing significantly more costly or unavailable for individuals and businesses, including hospitals and healthcare facilities. Among other things, this reduced access to capital causing the cancellation or delay of hospital expansion and construction projects that during the prior few years had experienced a robust up-surge. The recession also led to a rapid and significant downturn in the national labor market, which triggered RNs to offer more hours of service directly to hospital employers at wages hospitals were willing and able to pay. These factors resulted in a steep decline in the demand for our temporary nurse and allied staffing services, and to a lesser extent, our physician staffing services. Physicians have historically been revenue generators for hospitals, healthcare facilities and practice groups while nurses are not a directly reimbursed cost in the delivery of care. More recently, a strengthening trend reveals more physician groups selling to hospitals or health systems in order to avoid the administrative responsibilities, regulatory burden and risk of owning their own medical practices, thus reducing the demand from hospitals for temporary physicians. Accordingly, the Medical Group Management Association (MGMA) annual physician compensation surveys for the past two years found that hospital-owned practices exceeded physician-owned group practices for the first time, increasing from 25.6% in 2005 to 49.5% in 2008 and to approximately 52% in 2009.

According to the AHA, hospitals continue to feel the lingering effects of the economic recession. Based on data from a March 2010 survey conducted by the AHA, patients continued to delay or forego care due to family economic reasons resulting in 70% of hospitals with lower overall patient volumes and 72% with lower levels of elective procedures. At the same time, 74% of hospitals reported reduced operating margins and 50% decreased non-operating income. To withstand the economic downturn, many hospitals cut administrative costs, reduced overall staff and limited services. Despite some actual or perceived improvement in the economy, few hospitals report they are able to return to pre-recession staff and service levels. The AHA reported that 89% of hospitals indicated they have not added back staff or increased staff hours and 98% have not restored services or programs to previous levels. In addition, 44% of hospitals reported continued difficulty accessing capital and 67% have not started or resumed capital projects put on hold due to the recession.

In our clinical trial services segment, the economic downturn was among the catalysts for numerous pharmaceutical and biotechnology company mergers and acquisitions, as well as business closures that resulted in reevaluations of clinical strategy and product mix, along with a refocusing or reduction in R&D programs. While an increasing amount of R&D had been outsourced over the preceding years, the global economic downturn substantially decreased R&D activity in this sector and reduced the demand for our clinical trial services. However, during the second half of 2010, we experienced an increase in demand as expressed by the level of requests for proposals for clinical staffing projects.

Nurse and Allied Staffing

We are a leading provider of travel nurse staffing services in the U.S., as well as a provider of allied health staffing and per diem nurse staffing services. Segment revenue was $242.2 million in 2010. We market our nurse and allied staffing services primarily to acute care hospitals, providing clients with staffing solutions through our Cross Country Staffing (CCS), MedStaff and Allied Health Group brands. We provide RNs for travel and per diem staffing assignments at public and private healthcare facilities, as well as for-profit and not-for-profit facilities located throughout the U.S. Our Allied Health Group provides nurse practitioners and physician assistants, as well as staffing for the radiation therapy market to hospitals, healthcare facilities and physician practice groups across the U.S.

The vast majority of our assignments are at large acute-care hospitals, including teaching institutions and trauma centers, located in and around major metropolitan areas. We also provide other healthcare professionals for travel and per diem assignments in a wide range of specialties that include operating room technicians and various allied health professionals, such as rehabilitation therapists, radiology technicians, respiratory therapists and radiation therapy technicians for assignments in hospitals and non-acute care settings such as physician practice groups, skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, in non-clinical settings, such as schools.

The staffing businesses of our Cross Country Staffing, MedStaff and Allied Health Group brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

CCS is our largest brand and, as a part of its business strategy, offers Managed Service Provider (MSP) solutions to our large hospital and healthcare system clients throughout the U.S. At year end 2010, approximately 30% of our nurse and allied FTEs were working at MSP client facilities. In addition to directly supplying the vast majority of client needs under these MSP programs, CCS has relationships with hundreds of subcontractors throughout the U.S. to ensure that clients have access to a large pool of candidates to meet their staffing needs.

CCS’s MSP solution positions it as a single point of contact to manage a client’s entire temporary healthcare staffing needs (travel and/or per diem staffing). Not only does the MSP solution result in the consistent verification and credentialing of candidates, it also provides process efficiencies and cost savings to the client. While each MSP is tailored to the specific needs of a particular client, the typical MSP contract requires CCS to: negotiate contracts with subcontractors to ensure a large pool of candidates, verify that all nurses provided both by CCS and subcontractors have certain credentials and meet other standards and testing requirements established by the client, verify insurance coverage of the subcontractors and their candidates, process orders for open positions from the client and distribute those needs to subcontractors if CCS is unable to fill them, interview eligible candidates for open positions, provide the client with one invoice for services provided by CCS and all subcontractors, make payments to subcontractors for services provided to the client, and capture and analyze data for the benefit of the client. These services are particularly beneficial to larger clients who require many healthcare professionals across a broad spectrum of medical disciplines and specialties.

Overview of the Nurse and Allied Staffing Industry

The temporary nurse staffing solutions available to hospital administrators are travel nurses and per diem nurses. Travel nurse staffing involves placement of RNs on a contract basis, typically for a 13-week assignment although assignments may range from several weeks to longer than three months. Travel assignments usually involve relocation to the geographic area of the assignment. Travel nurses provide hospitals and healthcare facilities with flexibility and variable costs to manage changes in their staffing needs due to shifts in demand, represent a pool of potential full-time job candidates, and enable healthcare facilities to provide their patients with a greater degree of continuity of care. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating travel and housing arrangements. Per diem nurse staffing comprises the majority of the outsourced temporary nurse staffing market and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice by the hospital client. Consequently, housing and extensive travel are generally not required for this mode of staffing. According to industry sources, the nurse and allied staffing industry revenue was estimated to be approximately $6.2 billion in 2010.

In response to concerns relative to quality of care and nurse education, a study by the University of Pennsylvania’s Center for Health Outcomes and Policy Research (Journal of Nursing Administration, August 2007) reported that hospital use of temporary RNs does not lower quality of care because these nurses are just as qualified – and in many cases more qualified – than permanent staff nurses. The study also found that temporary nurses were more likely than permanent nurses to hold 4-year baccalaureate or more advanced degrees and more likely to have received their education in the past 10 years when compared to hospital staff nurses.

Recruiting

We operate differentiated brands – Cross Country TravCorps, MedStaff, NovaPro, Cross Country Local, CRU-48, Allied Health Group and Assignment America – to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe RNs and allied health professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, as well as a high level of customer service. In 2010, thousands of healthcare professionals applied with us through our recruitment brands. However, compared to the prior year, we experienced a decline in the supply of RN’s available for our nurse staffing services due to the economic downturn and its impact on the national labor market, as previously outlined. In addition, during 2010 we did not recruit RNs from outside the U.S. due to ongoing visa restrictions by the U.S Department of State.

Historically, more than half of our field employees have been referred to us by other healthcare professionals. We also advertise in trade publications and on the Internet, which has become an increasingly important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online.

Our recruiters are an essential element of our travel staffing business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our recruiters work with candidates before, during and after their employment with us. We believe our retention rate of healthcare professionals is a direct result of these relationships. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our hospital clients. At year-end 2010, we had 106 recruiters in this segment of our business, which includes per diem branch personnel.

Our recruiters utilize proprietary computerized databases of positions to match assignment requirements with the experience, skills and geographic preferences of candidates. Once an assignment is selected, our account managers review the candidate’s application package before submitting it to a hospital client for consideration. Account managers are knowledgeable about the specific requirements and operating environment of the hospitals that they service.

Contracts with Field Employees and Hospital Clients

Each of our traveling field employees works for us under a contract. Travel assignments are typically 13-weeks in duration and may be shorter or longer. Our traveling field employees that are on payroll contracts are hourly employees whose contract specifies the hourly rate they will be paid and any other benefits they are entitled to receive during the contract period. We bill clients at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements.

Operations

We operate our travel staffing business through a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania; and Norcross, Georgia. In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, customer service and risk management. Our per diem staffing services are provided through a network of 17 branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automatic Data Processing, Inc. for payroll processing. Client billings are typically generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

During 2010, we had an average of approximately 1,100 apartments open under lease throughout the U.S. Our housing staff typically secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Apartment leases are typically three months in duration to match the assignment length of our field employees. Beyond the initial term, leases can generally be extended on a month-to-month basis. We typically provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices. We believe that our economies of scale help us secure competitive pricing and favorable lease terms.

Demand and Supply Drivers

Using temporary personnel enables healthcare providers to manage their total staffing levels of internal and external nursing resources to better match variability in patient admissions, seasonal fluctuations, and other factors such as facility expansion and staff training activities.

The market for our nurse staffing services is determined by the demand from hospital customers and the available supply of RNs and other healthcare professionals. We believe demand is a function of both the dynamics of the national labor market and its impact on RNs and their spouses (approximately 75% of RNs in the U.S. are married), as well as hospital admission trends relative to expectations (Health Resources and Services Administration (HRSA), September 2010). Each of these factors influences the number of shifts or hours that full-and part-time RNs are willing to work directly for hospitals at wages hospitals are able to pay. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment. We also believe demand for travel nurse staffing services will be favorably impacted in the long-term by an expanding and aging population and an increasing shortage of nurses.

The business environment for our nurse and allied staffing services in 2010 reflected a continuation of hospital admission trends that have been relatively flat since 2003, as well as the lingering effects of the economic downturn and weak national labor market that translated into more uninsured people and fewer people with commercial health insurance coverage. Moreover, high national unemployment typically results in RNs increasingly seeking employment as hospital staff nurses and those already employed as staff nurses become more willing to work more hours at prevailing wages. Combined, these factors reduce the need for our outsourced staffing services as reflected by the lower segment revenue and staffing volume of healthcare professionals we had on assignment in 2010 compared to the prior year. However, as 2010 progressed, we experienced an increase in demand for our travel nurse and allied staffing services that translated into sequential quarterly improvement in our relative bookings activity for future assignments and then a modest improvement in staffing volume in the fourth quarter of 2010. We were also able to improve our gross margin by reducing direct costs, including housing and some insurance expenses. Additionally, our bill-pay spread continued to improve. Bill rates, as measured by revenue per hour in our travel nurse staffing business, contracted modestly during the year compared to the prior year, but were offset by reduced wages to our field employees.

We believe our strategy of focusing on opportunities to provide our MSP services to hospital and health system clients, coupled with our success in winning a number of those MSP contracts during 2010, were important factors in our sequential improvement in relative bookings, defined as net weeks booked as a percentage of the average number of FTE’s on assignment during the year. We also provided an effective staffing solution to support hospitals implementing new electronic medical records technology.

The following is a list of relevant data from the 2008 National Sample Survey of Registered Nurses (NSSRN) published by the HRSA in September 2010:

•

The number of RNs in the U.S. grew by 5.3% to 3.1 million in 2008 from 2004, representing a net growth of 153,806 RNs.

•

From 2004 to 2008, an estimated 444,668 RNs received their first U.S. license, while approximately 291,000 RNs allowed their U.S. licenses to lapse, possibly indicating that the substantial retirements that have been anticipated may have begun.

•

Of the total number of RNs, an estimated 2.6 million or 84.8% were employed in nursing, the highest rate of nursing employment since HRSA began the NSSRN in 1977.

•

Full-time RN employment increased for the first time since 1996, increasing to 63.2% in 2008 from 58.4% in 2004.

•

Hospitals remained the most common employment setting for RNs, expanding to 62.2% of employed RNs in 2008 from 57.4% in 2004.

•

More than half of RNs work at least 40 hours per week in their principal nursing position.

•

The aging of the nursing workforce slowed for the first time in the past 30 years. In 1988, half the RN workforce was less than 38 years of age, but in 2004 the age rose to 46 years and remained there in 2008. This slowdown in the aging trend resulted from an increase in employed RNs less than 30 years of age – the first increase seen in this age group since the inaugural NSSRN in 1977.

•

The most recent graduates, defined as those who completed their initial nursing education between 2005 and 2008, comprised nearly 20% of all RNs in the U.S. in 2008 and about 23% of employed RNs. The average age of the recent graduates was a little over 30 years as compared to RNs who graduated from nursing programs before 2001 when the average age was 26.7 years. Hospitals employed more than 83% of the most recent graduates and more than 75% of RNs who graduated in 2001 to 2004. More specifically, nearly 85% of RNs under 30 years old work in hospitals. This compares to less than 50% of RNs age 55 and older who work in hospitals.

•

Older RNs over age 50 comprised 44.7% percent of the total RN population in 2008, compared with 33.0% in 2000. RNs aged 50–54 in 2008 who were employed full-time worked an average of 43.7 hours per week, slightly more than the average for full-time nurses under age 50. Beginning at age 60, the hours worked by part-time nurses declines steadily with age. As RNs grow older, and especially for RNs older than age 60, retirement becomes an increasingly dominant reason for employment changes.

As part of a more recent statement by the Tri-Council of Nursing (July 2010), Dr. Peter Buerhaus, Associate Dean of Vanderbilt University’s School of Nursing, believes it is important to look beyond the short-term environment where hospitals have largely been able to employ all the RNs they want at prevailing wages due to the uncertainty over key economic factors. Buerhaus outlined that once the jobs recovery begins and RNs’ spouses rejoin the labor market, many currently employed RNs could leave the workforce where their exit could be swift and deep. This includes many of the more than 100,000 RNs over the age of 50 that re-entered the workforce during 2007 and 2008, who are a part of the nearly 900,000 working RNs over the age of 50, of which Buerhaus expects large numbers of them to retire in the years ahead – independent of the pace and intensity of a jobs recovery.

Internationally educated RNs whose initial nursing education took place outside of the U.S. or in the U.S. territories represent a larger percentage of the domestic nursing workforce rising to 8.1% in 2008 from 5.1% prior to 2004, according to the 2008 HRSA survey. During the past few years, the National Council of State Boards of Nursing (NCSBN) expanded the test sites for its NCLEX nurse licensing exam beyond locations in the U.S. and its territories and other international sites to include locations in Seoul, South Korea, London and Hong Kong as a convenience to foreign-educated nurse candidates. However, entry into the U.S. has been blocked or delayed due to immigration quotas and a lack of appropriate temporary visa categories.

Educating Nurses

The most commonly reported initial nursing education of RNs in the U.S. is the Associate Degree in Nursing, representing 45.4% of nurses. Bachelor’s or graduate degrees were received by 34.2% of RNs, and 20.4% from hospital-based diploma programs. The average age of RNs who graduated from their initial nursing education program is rising. More than 21% of RNs earned an academic degree prior to their initial nursing degree. More than two-thirds of RNs reported working in a health occupation prior to their initial nursing education (HRSA, September 2010).

Enrollment in entry-level baccalaureate nursing programs increased 6.1% in 2010 from the prior year, according to preliminary survey data from the American Association of Colleges of Nursing (AACN) issued in December 2010. This marks the tenth consecutive year of enrollment growth.

Enrollment in master’s and doctoral degree nursing programs increased significantly in 2010, according to the AACN. Nursing schools with master’s programs reported a 9.8% increase in enrollment and a 10.1% increase in graduations. In doctoral nursing programs, enrollment increased 25.6% in 2010 from 2009, while enrollment in research-focused doctoral programs increased 4.5%.

Despite strong interest in nursing careers, nursing schools continue to receive more qualified applications than can be accommodated. The AACN preliminary data reflects that 52,115 qualified applications for entry-level baccalaureate nursing programs in 2010 were turned away. As a comparison, this far exceeds the number of students turned away each year from 2005 through 2009, which ranged from 36,400 to 42,981 applications. The primary barriers to accepting all qualified students at nursing colleges and universities continue to be a shortage of clinical placement sites and faculty.

Nursing school faculty vacancies increased slightly to 6.9% in 2010 from 6.6% in 2009, according to an AACN report (September 17, 2010). This report also stated that growth in U.S. schools of nursing is being restrained by a shortage of faculty, which is driven by a limited pool of doctoral-prepared nurses and noncompetitive faculty salaries.

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

Nurse Staffing Plans and Ratios

42 Code of Federal Regulations (42CFR 482.23(b) requires hospitals that participate in Medicare to “have adequate numbers of licensed registered nurses, licensed practical (vocational) nurses, and other personnel to provide nursing care to all patients as needed.” However, it is left to the states to ensure that staffing is appropriate to meet patients’ needs safely.

Reductions in nursing budgets have resulted in fewer nurses who work longer hours, while caring for sicker patients. As a result, nurses have requested assistance from their elected officials to address these issues. Three general approaches have been proposed:

•

Require and hold hospitals accountable for implementing nurse staffing plans, with input from practicing nurses, to assure that safe nurse to patient ratios are based on patient needs and other criteria.

•

Legislation mandating specific nurse to patient ratios in legislation or regulation.

•

Combine nurse staffing plans and legislated nurse to patient ratios, and make staffing information available to the public.

To date, 12 states have enacted legislation and/or adopted regulations to address nurse staffing plans and ratios: CA, CT, IL, NV, NJ, NY, OH, OR, RI, TX, VT, and WA. At this time there is no Federal legislation pending with respect to nurse staffing plans or ratios.

Mandatory Overtime

Overtime is defined as the hours worked in excess of an agreed upon, predetermined, regularly scheduled full or part time work schedule, as determined by contract, established work scheduling practices, policies or procedures. Due to inadequate RN staffing, healthcare facility employers have used mandatory overtime to staff facilities. Concern for the long term effects of overtime include the impact on the caregiver’s health as well as the potential for errors from fatigue and diminished quality of care provided. Research indicates that risks of making an error are significantly increased when work shifts are longer than 12 hours, when nurses work overtime, or when nurses work more than 40 hours per week. Voluntary overtime is not affected.

To date, 17 states have legislated restrictions, have provisions in regulations or are studying the use of mandatory overtime for nurses: AK, CA, CT, IL, MD, MN, MO, NH, NJ, NY, NC, OR, PA, RI, TX, WA, and WV. At this time there is no Federal legislation pending with respect to mandatory overtime.

Physician Staffing

The physician staffing or “locum tenens” industry is more than 25 years old and is most commonly used to mean temporary physicians that contract with staffing agencies to perform medical services over a specified period of time as independent contractors at hospitals, group practices or other healthcare organizations. Physicians consider this way of practicing medicine an excellent alternative to traditional practice while healthcare organizations appreciate the value of this flexible staffing model.

In using temporary physicians, the staffing needs of healthcare facilities are met while physicians gain flexibility in their schedules and professional experience in multiple practice settings. Utilization of temporary physician coverage ranges from rural solo physician practices to major health systems and managed care organizations. Healthcare facilities have found that supplemental healthcare professionals are needed for a variety of reasons: to compensate for a physician shortage, to fill in for an absent staff member who may be ill, on vacation, on maternity leave or sabbatical, as well as to cover while physicians attend continuing medical education courses, to supplement regular staff during busy times, or to staff new facilities while permanent providers are recruited. Many healthcare facilities across the country use temporary physicians as an integral part of their master staffing plan. In many cases, it is less costly and more efficient for them to staff at a minimum level and use temporary physicians to supplement their permanent staff, rather than always trying to staff at the maximum level and having many periods of time when the staff are not fully utilized.

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

Temporary staffing is also the choice of many seasoned physicians who are not ready to retire, but who want to scale down from the rigors and administrative burdens of a full-time practice and/or supplement their income. These physicians enjoy the opportunity to keep more reasonable hours and combine work with travel and time spent with family and friends. Other physicians choose temporary physician staffing work while in mid-career as a way to find the right position in a new area, while they are in professional transition such as from military to civilian practice or while in the process of starting their own business.

Overview of the Physician Market

Demand for physicians is projected to grow 26.3% between 2006 and 2025, from 680,500 to 859,300 FTEs, according to an AAMC report The Complexities of Physician Supply and Demand: Projections Through 2025 (November 2008), which attributed the demand increase to both the projected growth and aging of the population, of which the majority will come from the increase in population. The AAMC report also concluded that projected growth in physician demand will vary by specialty group and by health care delivery setting, finding that specialties that predominantly serve the elderly are expected to be highest in demand, and, if current patterns continue, the hospital inpatient setting is projected to experience the greatest increase in demand of 36.6%, while all the other settings are projected to grow by increases that exceed 20%.

In the long-term, there are not enough physicians to fill the number of vacancies at U.S. hospitals, practice groups and other healthcare facilities – and the shortage is expected to grow even further. The AAMC Center for Workforce Studies estimates that the U.S. will face a shortage of 124,000-159,000 physicians by 2025, with the potential for healthcare reform to add to overall demand for doctors and increase the projected shortfall by 25%. Studies by the AAMC attribute some of the causes behind the projected shortages to include:

•

Of the nearly 700,000 physicians practicing medicine today in the U.S., approximately one-third of physicians are over age 55. Approximately 38% of these physicians report they are considering retirement in the next one to three years, according to the American Medical Association (AMA). In absolute terms, the number of physician retirements is expected to rise to 23,000 per year in 2025 from approximately 9,000 in 2000, according to the AAMC.

•

More than half of U.S. hospitals consistently faced substantial gaps in specialist coverage in their emergency departments between 2005 and 2007, especially in orthopedics and neurology, according to the AMA.

•

Shortages exist for all types of physicians, especially for physicians specializing in emergency medicine, cardiology, family practice, general surgery, internal medicine, hospital medicine (hospitalists), oncology, orthopedics, psychiatry and urology. Of particular concern is the shortage of primary care physicians. The AAMC sites numerous reasons for the decline in interest in a career in primary care.

-

While primary care physicians have consistently comprised about one-third of all physicians over the past 30 years, the number of U.S. medical school graduates selecting a family medicine career has fallen nearly 27% from 5,746 in 2002 to 4,210 in 2007.

-

Consequently, there is a significant income gap – and perception of status and prestige – between generalists and specialists.

-

Medical education and training appear to have less impact on the career choice of new physicians than the practice environment for primary care. Medical students often cite factors such as an ability to control workload, flexibility in scheduling, and career satisfaction as elements in their decisions.

On the other end of the spectrum, the physician workforce is aging with a relatively large proportion of physicians approaching retirement age just as the demand for their services is projected to surge due to an aging U.S. population. In addition to retirement, physicians also leave the workforce due to mortality, disability and career change.

According to the American Medical Association, there were 38,146 physicians age 65 and older in 1970, and by 2008, this demographic grew 408.6% to 194,014 while the total number of physicians grew by only 188.4% over this same period. As a percentage of all physicians, only 12% were 65 and older in 1970, compared to 20% in 2008. In contrast, the proportion of physicians younger than age 35 decreased from 27% in 1970 to 15% in 2008. Many of these older physicians are still in practice, either by choice or circumstance. About 40% of physicians 65 and older were in active practice in 2008, according to the 2010 edition of the AMA's Physician Characteristics and Distribution in the U.S. In 2005, the AAMC identified 252,000 active physicians, who were at or would pass retirement age within 10 years. Presently, nearly one fourth of the active physician workforce is age 60 or older.

In addition, physicians are looking for stability in an environment of decreasing reimbursement for professional fees, as well as increased pressure and cost for physician practices to comply with new electronic health records standards. At the same time, hospitals are trying to manage rising costs and the CMS is moving to a coordinated care model via Accountable Care Organizations (ACOs) in an effort to enable healthcare providers to control costs and improve quality by working together with other providers and payers under a structure that effectively accepts and redistributes global payments. One indicator is the growing trend of physician employment by hospitals, which has nearly doubled since 1994 (PriceWaterhouseCoopers, December 2009). The Medical Group Management Association (MGMA) reported in its 2010 Physician Placement Starting Salary Survey that hospital-owned practices were the most successful in attracting physicians in 2009. Approximately 65% of established physicians and 49% of physicians hired out of residency or fellowship were placed in hospital-owned practices.

Educating Physicians

The root cause of the projected physician shortage dates back to the 1980s and 1990s when enrollment in medical schools was capped. Although medical school enrollments and graduations have increased somewhat since 2005, the education and training of more physicians will not be enough to address the shortage, according to the AAMC (December 2008).

The number of applicants to U.S. medical schools increased slightly in 2010 to 42,742 from 42,269 applicants in the prior year, according to the AAMC. Total enrollment in medical schools increased 1.5% in 2010 to 18,665 students compared to approximately 18,400 students in 2009. Graduations from U.S. medical schools in 2010 increased 2% to 16,838 from 16,467 in 2009.

Temporary Physician Staffing Drivers

According to industry sources, in 2010, the temporary physician staffing industry was estimated to be approximately $1.7 billion in revenue. The physician workforce is aging and projections suggest by 2020 the annual number of retiring physicians will reach 20,000, a 60% increase from the current number of approximately 12,000 annual physician retirements, according to the December 2008 HRSA survey. While age is the most common and reliable predictor of when physicians leave the workforce, additional factors include: physician net worth, increased risk of burnout, health problems and eligibility for government programs for the elderly, as well as societal expectations, spousal preferences, and financial incentives. Physician retirement patterns could also be impacted by changes in market conditions, the health care operating environment, or government policies that affect any of these factors.

Despite the above, the retirement rate for physicians is on a five-year downward trend with the share of all physicians who have left a practice for the reason of retirement having fallen from 15% in 2004 to 11% in 2008, according to an annual physician retention study conducted by the American Medical Group Association (AMGA) and our Cejka Search subsidiary. We believe the retirement plans of permanent physicians and use of temporary physicians has been negatively impacted by the recession, the stock market decline, and the weakened housing market.

Hours of direct patient care and physician productivity are generally a function of age and can vary by specialty and geography. On average, middle-aged physicians work more hours per week and more weeks per year compared to older and younger physicians, although average hours worked for some age groups change over time, according to the HRSA study (December 2008). Physicians age 46-55 worked more hours than in earlier years, while physicians age 56-65 average hours worked was relatively constant. Physicians under age 36 worked 10% fewer hours in 2002 than they did in 1985, while there is a slight downward trend in average hours worked for physicians age 36-45, and a drop in average hours worked by physicians over age 65. In addition, approximately 1 in 4 physicians are female, but approximately half of all graduating physicians are female, so over time, women will constitute a growing proportion of the physician workforce. The AMA reported in 2001 that the median number of hours worked per week for female physicians was 49 hours compared to 57 hours for male physicians. Employment type and practice location can also influence physician productivity. AMA statistics show that self-employed physicians tend to work more hours per year in patient care compared to physicians who are independent contractors. Independent contractors, in turn, tend to work more time in patient care compared to staff physicians. Also, physicians in less populated areas tend to spend more time providing patient care than do physicians in more populated areas.

Physicians are attracted to the locum tenens industry for a number of reasons, and thus provide an ongoing supply of physicians to the industry. Locum tenens gives a physician the opportunity to practice medicine and focus almost exclusively on patient care without the burden of the administrative aspects of managing a business, reimbursement concerns, hospital politics or malpractice costs. In addition, locum tenens can be an attractive career opportunity for physicians for other reasons depending on their age, financial situation and stage of career.

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

•

Physicians age 50 or older. Older physicians at the later stages of their career normally find a diverse travel practice with decreased time requirement to be appealing. They may look for job enrichment by choosing a locum tenens position or looking for employment before retirements. Physicians in this category may no longer wish to operate a practice and all the administrative issues that accompany it, but wish to continue working, even if just for a few months a year.

Our Physician Staffing Business

MDA is the fourth largest provider of physician staffing services in the U.S. It was founded in 1987 and is headquartered in Norcross, Georgia with regional offices in Dallas, Texas and Denver, Colorado. We acquired substantially all of the assets of MDA in September 2008. Segment revenue was $121.6 million in 2010. During 2010, MDA handled approximately 5,155 assignments for more than 960 clients utilizing its database of over 144,775 providers who represent a wide range of medical specialties.

During 2010, the overall economic conditions of the prior two years continued to negatively impact the historically strong growth pattern of this business segment. Projected major changes in the healthcare delivery system along with unemployment and higher under employment caused concern for clients relative to outsourcing their staffing needs. In addition, a lingering housing crisis reduced the flexibility for physicians to relocate. Despite these factors, we believe that the long-term outlook for the physician staffing industry is strong and that MDA is strategically positioned to be the quality leader in the industry.

MDA is one of only three locum tenens companies with an in-house Credentials Verification Organization certified by the NCQA (National Committee for Quality Assurance), which verifies critical credentials prior to a physician’s assignment. This process uses an extensive proprietary database and interfaces with MDA’s professional liability carrier to obtain approvals of providers. It takes risk management decisions out of the sales process by verifying credentials of providers and approving specific assignments.

Additionally, MDA currently is the largest multi-specialty medical staffing company that has procured an occurrence-based professional liability policy that provides coverage in all 50 states from a national insurance company, which is AA+-rated by Standard & Poor’s. This is an important competitive advantage for MDA in the recruitment of physicians. The occurrence-based policy is of particular importance to physicians as it covers incidents occurring during the policy period regardless of when they are reported. The more common claims-made policy only covers physicians for claims ”reported” during the policy period, which may leave a physician without coverage if the claim is not timely reported or if they fail to secure “tail” coverage. Quality medical malpractice liability insurance coverage is a critical component of the MDA business model. Clients usually require MDA to refer physicians with medical professional liability coverage, and physicians are attracted to MDA because it offers this malpractice coverage.

When it was initially founded, the locum tenens industry primarily served clinics, group practices and rural hospitals. As the physician staffing industry has matured, an increasing amount of business has been generated from serving hospitals in both urban and suburban settings. Large, nationwide hospital systems and associations continuously use MDA’s services due to its ability to respond quickly to the hospital’s needs, and offer quality physicians on a temporary basis. MDA also provides services to various U.S. government institutions, including the Indian Health Services, the Department of Veterans Affairs, the Army, Air Force and other agencies. In 2010, approximately 45% of MDA’s business was from hospitals and approximately 55% was from physician practice groups and other healthcare facilities.

Recruiting

MDA successfully operates a multi-site business model with employees/recruiters at several locations nationwide. Recruiters go through extensive training in both sales and marketing specialties in order to have continuity with providers and hospitals to facilitate quick and personal service to every customer. Each recruiter covers one specialty and one geographic region whereas competitors typically have separate sales and marketing personnel that can add more contacts and confusion to the staffing process. Recruiters are also responsible for managing accounts, including the responsibility for collecting amounts due from customers, enabling MDA to have a single point of contact for customers. MDA currently employs approximately 76 physician staffing recruiters throughout its organization, including its Atlanta area headquarters, as well as in its offices in Denver and Dallas.

Contracts with Physicians and Healthcare Facility Customers

MDA contracts with physicians to provide medical services at MDA’s healthcare customers. Each physician is an independent contractor and enters into an agreement with MDA to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions of the customer. Physicians are staffed on assignments that may last from a few days up to and including a year depending on client needs and on the willingness of a physician to agree to the duration required by a particular healthcare customer.

Operations

We operate our physician staffing business from a relatively centralized business model servicing all of the assignment needs of the independent contractor physicians through operation centers located in Norcross, Georgia; Dallas, Texas and Denver, Colorado. The support functions of credentials verification, accounts payable, billing and collections, and risk management are all performed from our Norcross, Georgia location. Assignment management is performed by recruiters in the three offices as well as remote recruiters working from their homes. Hours worked by independent contractor physicians are recorded by our operations systems, which then produces payments to the physicians and invoices to our clients.

Clinical Trial Services

Overview of the Pharmaceutical and Biotechnology Industry

Drug discovery is the process by which potential drugs are discovered or designed. Drug development refers to activities undertaken after a compound is identified as a potential drug in order to establish its suitability as a medication. Objectives of drug development are to determine appropriate formulation and dosing, as well as to establish safety. The discovery and development of a new medicine is an expensive and lengthy process which involves research that generally includes a combination of in vitro studies, in vivo studies, and clinical trials.

The global pharmaceutical market is expected to have grown 4%-5% in 2010, and grow 5%-7% in 2011 to $880 billion, according to industry intelligence source IMS Health (IMS). In characterizing the overall market, IMS believes there are significant constraints to growth in developed pharmaceutical markets that include the impact of major drug patent expirations and tighter price controls to limit drug spending that will be more than offset by rapid expansion and strong growth in emerging pharmaceutical markets. Over the coming years, IMS expects the global pharmaceutical market value to exceed $975 billion by 2013, projecting drug sales growth at a 4%-7% compounded annual growth rate.

In 2010, the U.S Food and Drug Administration (FDA) approved approximately 20 new drugs, the fewest since 2007, reflecting the agency’s willingness to delay or reject medicines with potential safety risk. However, on the development side, the number of drugs in the overall pipeline increased 1.4% in 2010 to more than 9,700 and continued the upward trend of the past few years. Looking at the clinical stages of development, the trend in preclinical development was negative compared to the prior year, while the numbers for all phase development were up, including a 7.9% rise at Phase II. However, these additional 134 compounds at Phase II testing only translated to 22 compounds at Phase III testing, according to Pharma R&D Annual Review (May 2010).

The R&D process takes an average of more than 10 years to develop a drug at an estimated cost of $1.3 billion for a new medicine and $1.2 billion to develop a biological treatment, according to a November 2006 study from the Tufts University Center for the Study of Drug Development (Tufts CSDD). For every 5,000 to 10,000 potential drug candidates that enter the discovery research stage, only about 2.5% to 5% make it to the preclinical phase. Of that percentage, only 0.05% to 0.1% will enter the clinical trial testing phase. The result of those 5,000 to 10,000 candidates is just one regulatory-approved drug to market. In 2006, there were more than 2,700 medicines in clinical trials or undergoing review by the U.S. Food and Drug Administration (FDA) for 4,600 indications of use.

In recent years, drug developers have been under significant pressure to introduce new products while confronting escalating R&D costs, patent expirations of blockbuster drugs and heightened regulatory scrutiny. Consequently, the pharmaceutical industry has been undergoing significant change in drug development philosophy ranging from the refocusing of internal drug development projects, to outsourcing and off-shoring of clinical trials, as well as the creation of drug development alliances. These market pressures have also spawned a wave of corporate restructuring and consolidations in the pharmaceutical industry.

Another potential market for a range of outsourced clinical development activities and clinical trials is molecular medicine, or drug therapies developed from sequencing the human genome. In 2001, the first phase of the Human Genome Project, an international effort to determine the entire sequence of the human chromosome set was completed, along with a database of the most common sequence variations that distinguish one person from another. There are about 20,000-25,000 human genes, made up of 3 billion individual base pairs, the units of DNA, according to information from PhRMA, a pharmaceutical industry trade association. Each gene codes for a protein and these proteins carry out all the functions of the body, as well as being involved in disease.

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

Outsourcing of Clinical Research

Research sponsors commonly partner with outsourcing providers to take advantage of their clinical research expertise, skilled workforce and resources to help accelerate the development of treatments for the cure and prevention of disease. The outsourcing of clinical research and testing developed mostly in the late 1990’s as pharmaceutical R&D efforts became more complex and competition in rapidly-growing therapeutic areas increased. Traditionally thought of as a short-term strategy, outsourcing is now being used to leverage the pharmaceutical industry’s core competencies to maximize productivity. The global market for contract clinical research services is highly fragmented and comprises contract research organizations (CROs) of varying size, as well as hundreds of niche service providers and independent consultants.

Outsourcing offers a number of advantages to pharmaceutical and biotechnology companies. Outsourcing provides solutions to the following issues pharmaceutical and biotechnology companies may face:

•

Conversion of the fixed costs of maintaining the personnel, expertise and facilities into variable costs

•

Supplement expertise not available in-house

•

Knowledge of regulatory affairs in a particular country of interest

•

Increased complexity of clinical trials

•

Necessity for medical and clinical knowledge in specific therapeutic areas or indications

•

Increased amount of data required from clinical trials

•

Multinational and multi-center nature of current clinical trials

•

Requirement for large patient populations

•

Regionalized diseases

During the past decade, contract research, manufacturing and service providers benefited from a trend of increased outsourcing by pharmaceutical companies. However, in 2009, many contract organizations experienced significant cancellations and delays of Phase II and Phase III clinical trials, and this dynamic continued into 2010 due to increased uncertainty over healthcare reform and tighter spending controls. In response to the clinical market dynamics that have put pressure on pharmaceutical companies and the reduction in demand for traditional outsourced clinical research services, large sponsor companies and CROs are entering into large scale, multi-year drug discovery and development service contracts that emphasize outsourcing relationships that capture cost benefits, efficiency and flexibility. These contracts are tailored to meet operational and strategic requirements to best provide long-term success for product development while reducing the need to manage multiple vendors across unique projects. In addition, vendor management programs are also being implemented and expanded upon throughout the clinical research sector in order to streamline the outsourcing process and achieve cost effective results across the drug development continuum.

Nonetheless, the trend of pharmaceutical companies spending significant amounts of money on late-stage services (Phase II–IV clinical trials) should be on the rise as companies seek to accelerate the commercialization of drug candidates to compensate for upcoming patent expirations and conduct post-marketing trials as required by the FDA (Contract Pharma, June 2010). Contract clinical research is projected to total $20 billion in 2010, representing approximately one-third of total pharmaceutical and biotechnology R&D spending, according to the Association of Clinical Research Organizations.

In 2009, domestic private sector R&D spending in the biopharmaceutical industry was estimated to be $65 billion (PhRMA 2010). While data for 2009 has not been finalized, industry and financial analysts are projecting that R&D spending in 2009 may be as much as 18% to 20% below 2008 levels in certain areas due to the global financial crisis that began at the end of 2008 and was followed by a severe and lengthy worldwide recession (Applied Clinical Trials, March 2010). This resulted in a significant number of mergers and acquisitions, divestitures and closures among pharmaceutical, biotechnology, and medical device companies that led to portfolio rationalization, changes in operating strategies, and project suspensions and terminations, which combined to impact R&D spending unfavorably.

Consequently, the landscape for outsourcing clinical services has changed. Several years ago, pharmaceutical and biotechnology companies utilized integrated alliance-based relationships with clinical research organizations and other outsourcing partners. Almost half of all companies reported they had entered into typical functional service provider arrangements and approximately 20% reported having entered into a strategic alliance, according to a study conducted by

Tufts CSDD in 2008. Since the end of 2008, many sponsor companies have opted to utilize a hybrid relationship model that allows them to pick and choose elements from transactional, full service, functional and alliance relationships with two primary objectives in mind: (1) to achieve higher levels of operating efficiency through integration and the transfer of non-core responsibilities, and (2) to lower the overall cost of outsourcing (Contract Pharma, October 2010).

Overview of Clinical Trials

Clinical trials are conducted to collect data regarding the safety and efficacy of new drugs or medical devices. The clinical trials are typically conducted by teams of physicians and other clinical and data professionals in university facilities, hospitals and physician offices around the world. There are several steps and stages of approval in the clinical trials process before a drug or device can be sold in the consumer market, if ever. Drug and device testing begins in the preclinical stage, which can involve years of experiments on animals and human cells. Before advancing to the clinical stage, researches must submit an investigational new drug application, or IND, to the FDA for approval to continue research and to test in humans. Once approved, human testing of experimental drugs and devices can begin and is typically conducted in four phases. Each phase is considered a separate trial and, after completion of each phase, investigators are required to submit their data for approval from the FDA before continuing to the next phase.

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

Our Clinical Trial Services Business

We primarily provide traditional contract staffing and outsourcing services, as well as drug safety monitoring and regulatory consulting services to pharmaceutical, biotechnology and medical device companies, as well as to CRO customers. In 2010, segment revenue was $62.0 million. We market these services through the following brands:

•

ClinForce, which provides clinical research professionals for in-sourced and out-sourced contract assignments and direct placement services. Acquired in March 2001, it is headquartered at the Research Triangle Park in Durham, North Carolina.

•

Assent, which provides contract staffing and direct placement services to biotechnology and pharmaceutical customers. Acquired in July 2007, it has offices located in Cupertino, California and Solana Beach, California.

•

AKOS, which provides drug safety and regulatory services. Acquired in June 2007, it is based in Harpenden Hertfordshire, England.

We recruit qualified candidates for our clinical trial services segment from across the U.S. and internationally for clinical research opportunities, which include temporary and permanent positions with our clients. For our contract staffing services businesses, we recruit professionals from numerous clinical research disciplines, including: clinical monitors/contract research associates, clinical project managers, site coordinators/contract research coordinators, drug safety personnel, medical monitors, regulatory affairs personnel, medical writers, clinical data professionals, statistical and SAS programmers, and various preclinical related professionals. Recruiting for our non-staffing services consist primarily of regulatory affairs personnel, pharmacovigilance and drug safety associates and other clinical professionals.

During the prior two years, pharmaceutical, biotechnology and medical device companies and clinical research organizations were negatively impacted by economic factors and financial market conditions that led to numerous mergers, acquisitions and business closures, along with a reduction in R&D activities that created a historically high cancellation rate among service providers. In 2010, the business environment for clinical trial services improved as the year progressed as some of the post-acquisition transition and integration plans became clearer and these companies began to bring forward some of the projects that were previously put on hold. In addition, many large pharmaceutical and biotechnology companies started to re-focus their efforts on later stage R&D activities to combat the prospect of numerous patent expirations of “blockbuster” drugs in the coming years. In 2010, the staffing component of our clinical trial services business, which represented more than 90% of segment revenue, experienced a modest up-tick in demand represented by improved client requests for proposals, bid defenses and contract awards, as well as an increased need for permanent placement positions by our client base. However, our drug safety monitoring and regulatory compliance advisory businesses continued to remain weak in 2010, reflecting the industry downturn in demand for many early stage clinical services and focus on later stage R&D activities, as well as some clients taking their pharmacovigilance activities in-house following mergers with larger entities.

Other Human Capital Management Services

We provide education and training programs to the healthcare industry and we also provide retained search services for physicians and healthcare executives. Segment revenue was $42.8 million in 2010.

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides regulatory and clinical skill-based continuing education development for healthcare professionals. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to healthcare professionals. Since 1995, CCE has trained over 1,000,000 licensed professionals in the fields of physical and occupational therapy, behavioral health, nursing, long-term care, coding and billing, regulatory compliance, dentistry, health information and healthcare administration. In 2010, CCE held approximately 5,500 seminars and conferences that were attended by nearly 163,000 registrants in 182 cities in the U.S. and Canada. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

In 2010, CCE’s business experienced a resurgence of professionals attending its live continuing education seminars. CCE’s largest markets are the mental health and allied health sectors, which together represent approximately 74% of its seminar offerings. Combined, these markets had 4% higher attendance from the prior year. The most significant growth market for CCE in 2010 was seminar attendance by Nurse Practitioners and Physician Assistants, which increased 21% year-over-year. We believe our business and the continuing education industry is beginning to reap some benefit from the health care reform regulations implemented to-date. However, the most significant opportunities may be realized as compliance with the new healthcare reform regulations become mandatory for healthcare practitioners.

Retained Physician/Executive Search

Our Cejka Search subsidiary is headquartered in Creve Coeur, Missouri, a business district centered within the St. Louis metropolitan area. Cejka Search has been a leading physician, allied health and healthcare executive search firm for 30 years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, award-winning recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka Search annually completes hundreds of search assignments for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, managed care and other healthcare organizations.

In 2010, growth in demand for recruitment services was impacted by the lingering effects of the economic downturn and weak national labor market that translated into lower procedural volume and revenue for many healthcare providers. Other factors that continued to limit or delay implementation of medical and administrative staff recruitment plans included uncertainty related to the implementation of healthcare reform and the Medicare reimbursement rules. At the same time, depressed housing values, reduced employment opportunities for trailing spouses and slow recovery in retirement portfolios made relocation and retirement unattractive to physicians, which impacted revenue from both search assignments and placements.

Internally, during the later part of 2009 and throughout 2010, Cejka Search made strategic changes to its business model to be more competitive in the current market for retained search services, which reduced operating expenses and resulted in a higher number of engagements in both physician and executive search. The changes included introducing shared risk search products and unbundled recruiter support and sourcing services. Previously, full cycle search was the only option available to clients. Despite these improvements, revenue growth was impacted slightly due to a change in the mix of business and less overall placements being made. Based on operational efficiencies and marketing improvements made in 2010, we believe Cejka Search is well-positioned to benefit from the continuing physician shortages in most specialties and growing demand for advanced practitioners, allied health professionals and healthcare executive leadership as the U.S. population continues to age.

Additional Information About Our Business

Growth and Investment Strategy

Our long-term corporate strategy for growth includes:

•

attracting additional healthcare customers, healthcare professionals and providers;

•

seeking additional MSP contracts with hospitals and health systems;

•

strengthening our market position and margins in our businesses;

•

generating strong cash flow;

•

making strategic acquisitions in high growth, high margin businesses that will strengthen and broaden our market presence; and

•

maintaining a strong balance sheet to provide financial flexibility.

Competitive Strengths

We are a diversified provider of healthcare staffing services. This allows us to offer what we believe is the most comprehensive suite of staffing and outsourcing services to the U.S. healthcare market. Since becoming a public company in 2001, we have significantly expanded our revenue mix across sectors of healthcare staffing services and customers. In 2010, our nurse and allied staffing business segment was 52% of our revenue; our physician staffing business segment was 26% of our revenue; our clinical trial services business segment was 13% of our revenue and our other human capital management services business segment was 9% of our revenue. This compares to our revenue mix in 2001 in which 87% was from our nurse and allied staffing business segment, 6% from our clinical trial services business segment and 7% from our other human capital management services business segment.

Within our business segments, we also believe we benefit from the following:

•

Brand Recognition. We have operated in the travel nurse staffing industry for more than 25 years. Our Cross Country Staffing brand is well-recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and MedStaff brands are well-recognized by RNs and other healthcare professionals. We believe that through our relationships with hospitals and healthcare facilities in supplying our travel nurse staffing services that we also are positioned to effectively market our allied health and per diem nurse staffing services to them. Our physician staffing business, Medical Doctor Associates, was founded in 1987 and has built a strong national brand reputation among hospital and physician practice group clients as well as physician providers. It has grown to become one of the largest physician staffing companies in the U.S. Since entering the clinical trial services business in 2001, our core clinical staffing business has been a strong service provider to pharmaceutical, biotechnology and medical device companies and our acquisitions have broadened our services offerings in such areas as drug safety monitoring and regulatory services. We are well positioned to offer these services to our customers in the U.S. and certain international markets. Our Cejka

Search brand is ranked among the top five physician placement firms in the U.S. Our Cross Country Education business is a leading provider of regulatory and clinical skill-based continuing professional development for healthcare professionals.

•

Strong and Diverse Client Relationships. We provide healthcare staffing and outsourcing solutions to a national client base represented by approximately 4,200 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology companies, and other healthcare providers. No single client accounts for more than 4% of our revenue.

•

Managed Service Provider Capabilities. Our Cross Country Staffing brand offers its MSP services to large acute care hospitals and health systems. By leveraging technology and its single-point of contact service model, Cross Country Staffing can manage all job orders, credential verification, candidate testing, invoicing, and management reporting.

•

Recruiting and Placement of Healthcare Professionals. We are a leader in recruiting and retaining highly qualified healthcare professionals from the U.S. and Canada. In 2010, thousands of healthcare professionals applied with us through our differentiated recruitment brands. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits.

•

Joint Commission Certification. The staffing businesses of our Cross Country Staffing, MedStaff and Allied Health Group brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

•

Quality Assurance. MDA’s Credent credential verification division is NCQA certified, one of only a handful of competitors to achieve such certification.

•

Continuing Education. We have internal educational and training capabilities through Cross Country University (CCU), a division of CCS, that we believe give us a competitive advantage by enhancing both the quality of our working nurses and the effectiveness of our recruitment efforts. CCU is the first educational program in the travel nurse industry to be accredited by the American Nurse Credentialing Center, and enables us to provide continuing education credits to our RN field employees, as well as to provide accredited continuing education to healthcare professionals not on an assignment with us. CCU offers our RNs and other healthcare professionals additional training, professional development and assistance in completing continuing education for state licensing requirements.

•

Scalable and Efficient Operating Structure. At year-end 2010, the databases for our travel nurse and allied staffing businesses included more than 250,000 RNs and other healthcare professionals who completed job applications with us. Similarly, the database for our physicians staffing business included more than 150,000 physicians representing dozens of specialties. Our size and centralized staffing structure provide us with operating efficiencies in key areas such as recruiting, marketing and advertising, training, housing and insurance. Our proprietary information systems enable us to manage our recruitment and placement operations. Our systems are scalable and designed to accommodate significant future growth.

•

Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management has played a key role in the growth and development of the healthcare staffing industry. Our management averages more than 10 years of experience in the healthcare industry and has consistently demonstrated the ability to successfully identify, make and integrate strategic acquisitions.

Competitive Environment

All of our businesses operate in highly competitive and regulated markets. In our nurse and allied and our physician staffing businesses, the principal competitive factors in attracting and retaining healthcare clients include the ability to fill client needs on a timely basis, price, customer service, quality assurance and screening capabilities, compliance with regulatory requirements, having an understanding of the client’s work environment, risk management policies and coverages, and general industry reputation. In our clinical trial services business, we also possess a high degree of clinical experience and expertise, understanding of the regulatory process, price, overall project management, recruitment and project oversight of personnel, quality control, data management, communication, and timely delivery of materials, documents and data in order to successfully provide our services for various types of clinical projects. The level of demand for our temporary staffing and outsourcing services is influenced by, among other things, the number and acuity of patients requiring medical care in hospitals and physician offices, availability and affordability of healthcare insurance coverage, national healthcare spending and reimbursement for medical care, R&D efforts and spending related to development of potential new drugs and devices, mergers and acquisitions, general economic conditions and their impact on labor markets and healthcare employment, and the corresponding supply of healthcare professionals available to us for placement on assignments.

The principal competitive factors in attracting qualified candidates for temporary employment include a large national pool of desirable assignments based on geographic location and clinical setting, pay and benefits, speed of placements, customer service to both healthcare professionals and client facilities, quality of accommodations, and overall industry reputation. We believe that healthcare professionals seeking temporary assignments through us are also pursuing assignments through other means, including other temporary staffing firms. Therefore, the ability to respond more quickly than our competitors to candidate inquiries and submit candidates for consideration, are important factors in our ability to fill assignments. In our nurse and allied staffing segment, we focus on retaining healthcare professionals by providing high-quality customer service as well as providing long-term benefits, such as 401(k) plans and bonuses for field employees. Although we believe that the relative size of our databases and economies of scale derived from the size of our operations make us attractive for healthcare professionals seeking assignment opportunities, we expect competition for candidates to continue.

Nurse and Allied Staffing

The nurse and allied staffing market is highly competitive. While barriers to entry historically had been relatively low, they have increased significantly and the achievement of substantial scale is very challenging. We believe the utilization of temporary nurse staffing services by hospitals has historically been approximately one-quarter to one-third travel nurse staffing and approximately two-thirds to three-quarters per diem nurse staffing. We compete with a relatively small number of national travel nurse staffing companies, as well as hundreds of smaller and more localized staffing firms that have the capabilities to relocate nurses. We also compete in per diem nurse staffing with a small number of national or regional staffing firms along with hundreds of small local providers. National competitors include AMN Healthcare Services, Inc., On Assignment, Inc., CHG Group, and Medical Staffing Network Holdings, Inc.

Physician Staffing

Our physician staffing business competes in the healthcare staffing market on a national, regional and local basis with other staffing companies that offer comprehensive and or specialized services providing hospitals, physician practice groups, healthcare facilities and systems, and government agencies with temporary physicians to fill assignments across a wide range of specialties. We also compete in the recruitment for qualified physicians with other staffing companies as well as hospitals, physician practice groups, and healthcare facilities and systems that have their own internal recruitment capabilities to attract and retain healthcare providers. Competitors include AMN Healthcare Services, Inc., CHG Group, On Assignment, Inc., Jackson Healthcare, Team Health and several other privately-held companies providing locum tenens.

Clinical Trial Services

The clinical trial services industry is highly competitive and fragmented. In addition to the same competitive factors outlined above, our clinical trial services business has the added challenges associated with pharmaceutical, biotechnology and medical device company customers that operate in a highly regulated environment. Being able to successfully provide our staffing and outsourcing services for various types of clinical projects includes our clinical experience and expertise, understanding of the regulatory process, price, overall knowledge of project management, recruitment and project oversight of personnel, quality control, data management, communication, and timely delivery of materials, documents and data. We also compete to recruit a wide range of qualified professionals in the U.S. and internationally across numerous clinical research disciplines for our staffing, drug safety, and regulatory services assignments. Competitors include divisions of public and privately-held companies such as Kforce, Inc., inVentiv Health, Inc. and Kelly Services, as well as hundreds of niche service providers and free-lance consultants. We also supply our clinical trial staffing services to, and sometimes compete with, large clinical research organizations such as Quintiles, Covance Inc., Pharmaceutical Products Development, Inc. and Kendle International, among others.

Systems

Our placement and support operations are enhanced by sophisticated information systems that facilitate smooth interaction between our recruitment and support activities. Our proprietary information systems enable us to manage virtually all aspects of our operations. These systems are designed to accommodate significant future growth of our business. In addition, their scalable design allows further capacity to be added to the existing hardware platform. We have proprietary software that handles most facets of our business, including contract pricing and profitability, contract processing, job posting, housing management, billing/payroll and insurance. Our systems provide support to our facility clients, field employees and independent contractors, and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skill set of each registered field employee and independent contractor. In addition to our domestic information systems team, certain software development and information technology support is provided by our employees based in Pune, India.

Our financial, management reporting and human resources systems are managed on PeopleSoft, a leading enterprise resource planning software suite that provides modules used to manage our accounts receivable, accounts payable, general ledger, billing and human resources. This system is designed to accommodate significant future growth in our business.

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

Workers’ compensation benefits are provided under a partially self-insured plan. We have a letter of credit structure to guarantee payments of claims. At December 31, 2010 and 2009, respectively, we had outstanding approximately $7,199,000 and $7,149,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

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

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, CRNAs and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc. (the Captive). Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. The value of the letter of credit was secured by $5,000,000 of cash held by the Captive as restricted cash at December 31, 2008. During 2009, the cash was released from restriction and replaced by a letter of credit under our credit facility. As of December 31, 2010 and 2009, the value of the letter of credit was $5,532,724.

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

The Health Information Technology for Economic and Clinical Act (HITECH Act) was adopted on February 17, 2009 as part of the American Recovery and Reinvestment Act and it became effective on February 17, 2010. Among other things, this legislation established a process for the development of standards for the secure electronic exchange and use of health information by hospitals, physicians, and others. The general purpose of the HITECH Act is to improve the quality of healthcare by reducing medical errors and lowering costs through the computerization of America’s medical records by 2015. Approximately $20 billion was allocated to the HITECH Act incentives to encourage and accelerate the widespread adoption of electronic healthcare records (EHR) by physicians, hospitals and others. The Medicare and Medicaid EHR incentive programs provide incentives payments to eligible professionals, eligible hospitals and critical access hospitals as they adopt, implement, upgrade or demonstrate the meaningful use of certified EHR technology. To further promote the timely adoption of EHR, the HITECH Act penalizes eligible healthcare providers and hospitals that do not adopt and use EHR that meets the federal requirements by 2015. For example, under the Medicare EHR Incentive Program, Medicare eligible professionals, hospitals and critical access hospitals that do not successfully show meaningful use of EHR will have a payment adjustment in their Medicare reimbursement. The Medicaid EHR Incentive Program is being voluntarily offered by individual states and states can receive a 90% federal funding match for incentive payments distributed to Medicaid providers who adopt EHRs under the meaningful use criteria. As a result, many eligible hospitals are implementing new or enhanced EHR technology to capitalize on these incentives and avoid the penalties and their staff must undergo training of the new technology systems out of the clinical setting, which creates an opportunity for our healthcare professionals to fill positions on a temporary basis while full-time staff is receiving such training.

Immigration

Changes in immigration law and procedures following September 11, 2001, have slowed our ability to recruit foreign nurses to meet demand, and changes to such procedures in the future could further hamper our overseas recruiting efforts. In addition, the use of foreign nurses entails greater difficulty in ensuring that each professional has the proper credentials and licensure.

Regulations Applicable to Our Business

Our business is subject to regulation by numerous governmental authorities in the United States and the foreign jurisdictions in which we operate. In the U.S., complex federal and state laws and regulations govern, among other things, the licensure of professionals, the payment of our employees (e.g. wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. We conduct business primarily in the U.S. and are subject to the laws and regulations applicable to our business in such states, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Employees

As of December 31, 2010, we had approximately 1,100 corporate employees. During 2010, we maintained an average of 2,185 full-time equivalent field employees in our nurse and allied staffing segment. In our physician staffing segment, we utilized 1,593 independent contractor physicians and 101 independent contractors related to non-physician staffing during the course of the year. In our clinical trial services segment, we maintained an average of 394 full-time equivalent field employees and utilized 117 independent contractors during the course of the year. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

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

Our arrangements with hospitals, healthcare facilities and physician group clients are generally terminable upon 30 to 90 days’ notice. These arrangements may also require us to, among other things, guarantee a percentage of open positions that we will fill, and if we are unable to meet those obligations a client may terminate our contract which could have a negative impact on our profitability. We may have fixed costs, including housing costs, associated with terminated arrangements that we will be obligated to pay post-termination. Our clinical trial services business is conducted under longer-term contracts with individual clients that may perform numerous clinical trials. Some of these contracts are terminable by the clients without cause upon 30 to 60 days’ notice. Sponsors may decide to immediately discontinue trials at any time if compounds or biologics being studied do not meet targeted expectations. Clients utilizing our clinical trial services may also decide to offshore work outside of the United States to countries where we do not currently provide those services and this could adversely impact our business. Clients may also develop their own in-house capabilities that may replace their need to utilize our staffing and outsourcing clinical trial services. The delay, loss, termination or unfavorable change in the scope of work performed under a clinical trial services contract could negatively impact our business.

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

Any failure by our clinical trial services business to comply with certain policies and procedures and regulations specific to that business could harm our reputation and operating results.

Our clinical trial services business operates in a highly regulated industry. Any failure on our part to comply with the policies and procedures established for a trial or to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to the FDA and other regulatory authorities. This could harm our reputation, our ability to win future business and our operating results. In addition, if the FDA or another similar regulatory body finds a material breach by us of sound clinical practices, it could result in the termination of a clinical trial which could also harm our reputation, our ability to win future business and our operating results.

The nature of our clinical trial services contracts could hurt our operating results.

Some of our contracts are fixed price and, as such, we have limits on the amounts we can charge for our clinical trial services. As a result, the profitability of this business could be negatively impacted due to changes in the timing and progress of large contracts. In addition, we may be responsible for cost overruns on certain contracts unless the scope of work is revised from the original contract terms and we are able to negotiate an amendment with the client shifting the additional cost to the client. If we experience significant cost overruns, it may result in lower gross margins on those projects.

Our clinical trial business exposes us to potential liability for personal injury and wrongful death claims that could affect our reputation and operating results.

Our clinical trial services business is involved in the testing of new drugs and medical devices on volunteer human beings. Due to the risk of personal injury or death to patients participating in clinical trials, we are at risk for being sued in personal injury or wrongful death lawsuits due to possible unforeseen adverse side effects or the improper administration of a drug or device. Many of these patients are already seriously ill. Under our contracts, we are typically indemnified unless the resulting damages were caused by our negligence (e.g. serious adverse event is not reported timely to a sponsor or unblinding of material for a study is not done timely to respond with appropriate information for patient safety reasons). We have insurance coverage for certain events, however, the amount of our liability could materially impact our operating performance and our reputation and our insurance program may not cover such event.

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

Our business strategy includes strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisition or could raise the prices of acquisitions and make them less accretive to our earnings. In addition, even if we are able to negotiate acceptable terms at reasonable valuations, there can be no assurance that there will be sufficient liquidity available on terms favorable to us to complete acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions. Certain restrictive covenants in our credit facility may also limit our ability to complete acquisitions.

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

Our industry is subject to many complex federal, state and international laws and regulations related to, among other things, the eligibility of our foreign nurses to work in the U.S., the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, the HITECH Act, etc.) and the operations of our business generally. If we do not comply with the laws and regulations that are applicable to our business (both domestic and foreign), we could incur civil and/or criminal penalties or be subject to equitable remedies.

Impairment in the value of our goodwill or other intangible assets could adversely affect us.

We are required to test goodwill and intangible assets with indefinite lives annually, including the goodwill associated with acquisitions, to determine if impairment has occurred. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. During the fourth quarters of 2010 and 2009, we recorded impairment charges of $10.8 million, pretax, and $1.7 million, pretax, respectively, pursuant to these assessments. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2010, goodwill and other identifiable intangible assets (net of amortization) represented 89.5% of our stockholders’ equity.

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

We presently maintain an effective shelf registration under the Securities Act covering the resale of stock held by CEP III. These shares represent approximately 8% of our outstanding common stock and sales of the stock could cause our stock price to decline. In addition, we registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 3,500,000 shares of common stock for our 2007 Stock Incentive Plan. Options to purchase 620,246 shares of common stock were issued and outstanding as of February 28, 2011 of which, options to purchase 619,622 shares were vested. In addition, 1,070,898 shares of stock appreciation rights were issued and outstanding as of February 28, 2011, 307,302 of which were vested. Shares of restricted stock outstanding as of February 28, 2011, were 501,699. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

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

Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our customers’ ability to tap into debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due, all of which could reasonably be expected to have an adverse impact on the number of open positions for healthcare staff they request, as well as their ability to pay for our temporary staffing services. These events could negatively impact our results of operations and financial conditions. Although we monitor our credit risks to specific clients that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee. Conditions in the credit markets and the economy generally could adversely impact our business and frustrate or prohibit us from refinancing our credit facility on terms favorable to us when it comes due in September 2013.

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

We have seen an increase in the use of intermediaries by our clients, including both vendor management companies (who solely provide technology) and managed service providers (who provide staffing services). These intermediaries typically enter into contracts with our clients and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our clients. Each of these intermediaries charges an administrative fee. If managed service providers win business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability.

We also provide vendor management services directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base and increased liability. The loss of one or more of our large vendor management accounts could materially affect our profitability.

We are subject to business risks associated with international operations.

As of December 31, 2010, we had international operations in the United Kingdom where our AKOS Limited (AKOS) business is headquartered and India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. AKOS is a provider of drug safety, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: fluctuations in currency exchange rates; changes in regulations, varying economic and political conditions; overlapping or differing tax structures; and regulations concerning compensation and benefits, vacation and the termination of employment. Our inability to effectively manage our international operations could result in increased costs and adversely affect our results of operations.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We do not own any real property. Our principal leases as of December 31, 2010 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters and nurse and allied staffing administration	70,406	May 1, 2018
Norcross, Georgia	Temporary physician staffing and allied staffing offices	50,000	January 31, 2011 and February 28, 2014 (a)
Durham, North Carolina	Clinical trial staffing headquarters	37,851	September 30, 2013
Newtown Square, Pennsylvania	Nurse and allied staffing administration and general office use	31,959	January 17, 2014
Creve Coeur, Missouri	Retained search headquarters	27,051	June 14, 2017
Malden, Massachusetts	Nurse and allied staffing administration and general office use	22,767	June 30, 2017
Pune, India	In-house information systems and development support	20,700	November 30, 2015
Tampa, Florida	Nurse and allied staffing administration and general office use	15,698	February 15, 2015
Ambler, Pennsylvania	Clinical trial staffing operations site	14,459	September 30, 2013
Brentwood, Tennessee	Education training headquarters	14,157	August 31, 2014

———————

(a)

In December 2010, the Company entered into a one year lease to rent 8,494 square feet which replaced the leased space of approximately 25,000 square feet that terminated on January 31, 2011.

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

	Closing Sale Prices
Calendar Period	High	Low

2010
Quarter Ended March 31, 2010	$10.79	$8.63
Quarter Ended June 30, 2010	$10.99	$7.66
Quarter Ended September 30, 2010	$9.67	$7.09
Quarter Ended December 31, 2010	$9.19	$6.63

2009
Quarter Ended March 31, 2009	$9.04	$5.25
Quarter Ended June 30, 2009	$9.20	$6.59
Quarter Ended September 30, 2009	$10.07	$6.30
Quarter Ended December 31, 2009	$10.13	$7.88

The graph below matches Cross Country Healthcare, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the Dow Jones US Health Care Providers index, and the Dow Jones US Business Training & Employment Agencies index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2005 to 12/31/2010.

	12/05	12/06	12/07	12/08	12/09	12/10

Cross Country Healthcare, Inc.	100.00	122.38	79.87	49.30	55.58	47.50
NASDAQ Composite	100.00	111.16	124.64	73.80	107.07	125.99
Dow Jones US Health Care Providers	100.00	98.43	117.33	63.74	86.58	95.51
Dow Jones US Business Training & Employment Agencies	100.00	115.88	85.33	52.61	80.29	96.70

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of March 3, 2011, there were 100 stockholders of record of our common stock. In addition, there are approximately 2,725 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. During the year ended December 31, 2010, we did not purchase any shares of our common stock. .

On February 28, 2008, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may purchase up to an additional 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion. The current stock repurchase authorization commenced upon the completion of the Company’s May 2006 authorization to repurchase up to 1.5 million shares; which commenced upon the completion of the November 2002 authorization to purchase up to 1.5 million shares. Under the remainder of our current stock repurchase authorization, we can repurchase up to 1,441,139 shares of our common stock. See – Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Statements of Financial Condition and Results of Operation section of this report. As of December 31, 2010, pursuant to the terms of our credit agreement covenants, we are not able to use cash for either dividends or stock repurchases.

Item 6.

Selected Financial Data.

The selected consolidated financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Report.

	Year Ended December 31,
	2010	2009	2008 (a)	2007 (b)	2006(c)
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenue from services	$468,562	$578,237	$734,247	$718,272	$655,152
Operating expenses:
Direct operating expenses (d)	336,250	424,984	547,753	549,441	508,015
Selling, general and administrative expenses (d)	108,984	120,690	130,722	116,859	104,625
Bad debt expense	294	—	951	1,559	459
Depreciation	8,043	8,773	7,637	6,309	5,449
Amortization	3,851	4,018	3,166	2,051	1,570
Impairment charges (e)	10,764	1,726	244,094	—	—
Legal settlement charge (f)	—	345	—	34	6,704
Secondary offering costs (g)	—	—	—	—	154
Total operating expenses	468,186	560,536	934,323	676,253	626,976
Income (loss) from operations	376	17,701	(200,076)	42,019	28,176
Other expenses (income):
Foreign exchange loss (gain)	76	66	(132)	93	—
Interest expense, net	4,072	6,174	4,225	2,587	1,464
Other income		(193)	—	—	—
(Loss) income from continuing operations before income taxes	(3,772)	11,654	(204,169)	39,339	26,712
Income tax (benefit) expense	(997)	4,960	(61,224)	14,759	10,146
(Loss) income from continuing operations	(2,775)	6,694	(142,945)	24,580	16,566
Discontinued operations, net of income taxes:
Income from discontinued operations (h)	—	—	—	—	70
Net (loss) income	$(2,775)	$6,694	$(142,945)	$24,580	$16,636
Net (loss) income per common share – basic:
(Loss) income from continuing operations	$(0.09)	$0.22	$(4.64)	$0.77	$0.52
Discontinued operations	—	—	—	—	0.00
Net (loss) income	$(0.09)	$0.22	$(4.64)	$0.77	$0.52
Net (loss) income per common share – diluted (i):
(Loss) income from continuing operations	$(0.09)	$0.22	$(4.64)	$0.76	$0.51
Discontinued operations	—	—	—	—	0.00
Net (loss) income	$(0.09)	$0.22	$(4.64)	$0.76	$0.51
Weighted average common shares outstanding:
Basic	31,060,426	30,824,660	30,825,099	31,972,681	32,077,240
Diluted (i)	31,060,426	30,999,446	30,825,099	32,484,241	32,737,419

	Year Ended December 31,
	2010	2009	2008	2007	2006

Other Operating Data

Nurse and allied staffing statistical data:
FTEs (j)	2,185	2,735	4,463	5,025	5,001
Days worked (k)	797,525	998,275	1,633,594	1,834,125	1,825,365
Average revenue per FTE per day (l)	$304	$314	$322	$314	$304

Physician staffing statistical data (a):
Days filled (m)	78,346	95,253	34,863	NA	NA
Revenue per day filled (n)	$1,552	$1,594	1,622	NA	NA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cash flow data (o):
Net cash provided by operating activities	$31,522	$72,400	$51,085	$35,880	$32,918
Net cash used in investing activities	$(16,199)	$(11,713)	$(129,561)	$(35,328)	$(27,848)
Net cash (used in) provided by financing activities	$(11,191)	$(64,217)	$79,985	$8,431	$(5,070)

Consolidated Balance Sheet Data
Working capital (o)	$67,511	$71,177	$107,059	$98,193	$84,732
Cash and cash equivalents (o)	$10,957	$6,861	$10,173	$9,067	$—
Total assets (o)	$348,208	$356,589	$425,849	$535,005	$500,926
Total debt	$53,513	$62,514	$133,080	$39,451	$21,529
Stockholders’ equity	$246,009	$246,071	$234,023	$390,437	$374,856

NA – not applicable

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

(d)

In 2010, the Company reevaluated the classifications of certain expenses related to its retained search business segment. To better reflect the costs that are most variable with revenue, the Company reclassified certain costs from selling, general and administrative expenses to direct costs. Prior years have been reclassified to conform to the 2010 presentation.

(e)

Impairment charges include goodwill and other intangible asset impairment charges pursuant to the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC. In the fourth quarter of 2010, the Company recorded noncash pretax impairment charges of $10.8 million, related to the impairment of specific trademarks in its physician and nurse and allied staffing business segments related to its acquisition of MDA. In the fourth quarter of 2009, the Company recorded a noncash pretax impairment charge of $1.7 million, related to the change in utilization of a specific trademark and database in its clinical trial services business segment. As a result of its annual goodwill impairment analysis, in the fourth quarter of 2008, the Company recorded a $241.0 million, pretax, goodwill impairment related to its nurse and allied staffing business segment. In addition, in the fourth quarter of 2008, the Company recorded a $3.1 million, pretax, impairment charge related to a specific customer relationship in its clinical trial services business segment. Refer to further discussion of these impairment charges in our notes to the consolidated financial statements (Note 3 – Goodwill and Other Identifiable Intangible Assets).

(f)

During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which the court granted preliminary approval in October 2010. In the fourth quarter of 2009, the Company accrued a pretax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit. During the third quarter of 2006, we agreed, in principle, to settle a wage and hour class action lawsuit, Cossack, et.al. v. Cross Country TravCorps and Cross Country Nurses, Inc. On March 5, 2007, a final settlement of the matter was approved by the court. During 2006, the Company accrued a pretax charge of $6.7 million ($4.2 million after taxes), representing the final settlement amount, which was paid in 2007.

(g)

Secondary offering costs include registration statement filings and public offering expenses incurred as a result of our secondary offerings in September 2006. We did not register any shares of our common stock pursuant to these registration statements. Accordingly, we did not receive any proceeds from these offerings and, did not capitalize any of the associated costs. Refer to discussion in our notes to the consolidated financial statements (Note 13 – Stockholders’ Equity).

(h)

Income from discontinued operations reflects the results of Cross Country Consulting, Inc. The Company’s consulting practice was shut down in the third quarter of 2005.

(i)

For purposes of calculating diluted earnings per common share in 2010 and 2008, the Company excluded potentially dilutive shares from the calculation as their effect would have been anti-dilutive, due to the Company's net loss in those years. The Company recalculated the previously reported 2008 net (loss) income per common share-diluted to reflect this immaterial correction.

(j)

FTEs represent the average number of nurse and allied contract staffing personnel on a full-time equivalent basis.

(k)

Days worked is calculated by multiplying the FTEs by the number of days during the respective period.

(l)

Average nurse and allied staffing revenue per FTE per day is calculated by dividing the nurse and allied staffing revenue by the number of days worked in the respective periods. Nurse and allied staffing revenue includes revenue from permanent placement of nurses.

(m)

Days filled is calculated by dividing the total hours filled during the period by 8 hours.

(n)

Revenue per day filled is calculated by dividing the applicable revenue generated by the Company’s physician staffing segment by days filled for the period presented.

(o)

The Company’s balance sheet and statement of cash flows have been reclassified to conform to the current period’s presentation. The Company has classified its consolidated balance sheets for the years ended December 31, 2009 through 2006, in accordance with the provisions of the Insurance Costs subtopic of the Other Expenses Topic of the FASB ASC as explained in the notes to the consolidated financial statements (Note 2 - Summary of Significant Accounting Policies). The Company has presented the current and non-current portions of its workers’ compensation and certain professional liability accounts as of December 31, 2010, 2009, 2008 and 2007, and has reclassified its balance sheet as of December 31, 2006 to conform to the current presentation. The Company has reclassified certain other assets and liabilities from current to other long-term assets or long-term liabilities as of December 31, 2009 and 2008 to conform to the December 31, 2010 presentation. Certain prior year amounts were not reclassified due to the immaterial amounts of the liabilities.

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

Overview

We are a diversified leader in healthcare staffing services offering a comprehensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing, (3) clinical trial services and (4) other human capital management services. We believe we are one of the top two providers of nurse and allied staffing services; one of the top four providers of temporary physician staffing (locum tenens) services; a leading provider of clinical trial staffing services, retained physician search services and educational seminars specifically for the healthcare marketplace.

We have a diversified revenue mix across business sectors and healthcare customers. For the year ended December 31, 2010, our nurse and allied staffing business segment represented approximately 52% of our revenue and is comprised of travel nurse and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 38% of our total revenue and 74% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists and respiratory therapists. Our physician staffing business segment represented approximately 26% of 2010 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 9% of our revenue and consists of education and training and retained search services.

The long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. Additionally, there are projected shortages of healthcare professionals including registered nurses (RNs) and physicians. Demand for our nurse, allied and physician services is primarily influenced by two factors: (1) national labor market dynamics that affect the number of hours worked by healthcare professionals and (2) the strength or weakness in acute care hospital admissions relative to expectations and the volume of patients at medical facilities and physician offices. Demand for our clinical trial staffing services is primarily influenced by the level of research and development (R&D) activities by pharmaceutical and biotechnology companies. In the short-term, demand for our nurse and allied staffing services and our clinical trial staffing services improved somewhat during the second half of 2010, but did not for our physician staffing services. However, overall demand for our healthcare staffing services remains significantly reduced from levels in 2008 prior to the economic downturn that began during the fall of that year.

The supply of healthcare professionals in the marketplace is dependent upon the number of RNs and physicians entering their respective professions versus retiring from the workforce. The supply of RNs available for our staffing services is variable and influenced by current labor market dynamics, as well as dependent upon the desire of RNs to work temporary assignments versus being directly employed by hospitals as staff nurses or working in non-hospital settings such as insurance companies, health clinics and doctor offices. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments versus being in private practice or directly employed at healthcare facilities, the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce working fewer hours than male counter-parts. The supply of clinical trial personnel in the marketplace is relatively stable and comprised primarily of individuals with an educational background and experience in life sciences, as well as healthcare professionals who have left a care giving role to pursue clinical research opportunities. The supply of people available for our clinical trial services is dependent on the number of clinical trial professionals not currently employed in ongoing trials, as well as new people entering the industry, net of retirements.

For the year ended December 31, 2010, our revenue was $468.6 million, and we had a net loss of $2.8 million, or $(0.09) per diluted share. Our net loss included impairment charges of $10.8 million ($6.6 million after taxes), and impacted our earnings per diluted share by $0.21. The impairment charges related to trademarks acquired with our MDA acquisition and resulted from a recent reduction in locum tenens usage and the overall physician staffing needs of our customers. During 2010, we generated $31.5 million in cash flow from operations, paid the final earnout payment on our MDA acquisition of $12.8 million and reduced our total debt by $9.0 million. We ended the year with total debt of $53.5 million and $11.0 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 14.2%.

In general, we evaluate the Company’s financial condition and operating results by revenue, contribution income (see Segment Information), and adjusted net (loss) income. We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition, we monitor several key volume and profitability indicators such as number of orders, contract bookings, number of FTEs, days filled and price.

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

Our nurse and allied staffing revenue and earnings are impacted by the relative supply of nurses and demand for our staffing services at healthcare facilities. Demand for our healthcare staffing services is primarily influenced by the strength or weakness of national acute care hospital admissions relative to expectations and the volume of patients at other medical facilities, as well as labor market dynamics that influence the number of hours worked by healthcare professionals. We believe demand for travel nurse staffing services will be favorably impacted in the long-term by an aging population and an increasing shortage of nurses. We rely significantly on our ability to recruit and retain nurses and other healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare professionals could limit our ability to fill open orders and grow our revenue and net income. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment.

Cross Country Staffing is our largest brand, and as a part of its business strategy, offers its Managed Service Provider (MSP) program to health care facility clients across the U.S. Our MSP program provides cost savings and process improvement to clients by managing all aspects of their temporary staffing utilization, including: subcontractor management/on-boarding, order process management, candidate interviewing, invoice approval and consolidation, and data capture and analysis. These services are particularly beneficial to clients that want to have a single point of contact that can ensure fill rate and manage the complexity of credential compliance for a large volume of utilization across a broad spectrum of medical disciplines and specialties. In addition to directly supplying the vast majority of client needs, CCS partners with more than 200 suppliers to ensure clients have access to a large pool of candidates to meet their needs, as well as with a leading third-party vendor management system (VMS) technology provider to automate the hiring process workflow and provide the client with real-time access to financial, operational, and credential information. At year end 2010, approximately 30% of our nurse and allied FTEs were working at our MSP client facilities.

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

The business environment for our nurse and allied staffing services in 2010 reflected a continuation of hospital admission trends that have been relatively flat since 2003, as well as the lingering effects of the economic downturn and weak national labor market that translated into more uninsured people and fewer people with commercial health insurance coverage. Moreover, high national unemployment typically results in an increase in RNs seeking employment as hospital staff nurses and those already employed as staff nurses become more willing to work more hours at prevailing wages. Combined, these factors reduce the need for our outsourced staffing services as reflected by the lower segment revenue and staffing volume of healthcare professionals we had on assignment in 2010 compared to the prior year. However, as 2010 progressed, we experienced an increase in demand for our travel nurse and allied staffing services that translated into sequential quarterly improvement in our relative bookings activity for future assignments and then a modest improvement in staffing volume in the fourth quarter. We believe our strategy, which has incorporated a focus on opportunities to provide our MSP services to hospital and health system clients and our success in winning a number of contracts during 2010, as well as providing an effective staffing solution to support hospitals implementing new electronic medical records technology were important factors in our sequential improvement during the year, Bill rates, as measured by revenue per hour in our travel nurse staffing business, contracted modestly during the year compared to the prior year, but were offset by reduced wages to our field employees. Our bill-pay spread continued to improve over the prior year.

In the fourth quarter of 2010 our nurse and allied staffing volume increased 2% over the third quarter of 2010. In addition, relative bookings for our nurse and allied staffing business segment, which measures net weeks booked as a percentage of the average field FTE count, improved from 88% in the first quarter of 2010, to 97% in the second quarter and 107% in the third quarter of 2010 and averaged 109% in the fourth quarter. It takes several months for sequential volume growth to materialize after booking trends begin to improve due to the typical three-month contract length and the normal one-month delay from the time a contract is booked to the assignment start date. This improvement in relative bookings has resulted from an increase in orders from the very low levels of demand we experienced in the first half of 2010. However, despite this increase, our demand remains well below historical norms.

Physician Staffing

We added the physician staffing business segment in 2008 with the acquisition of MDA Holdings, Inc. and its subsidiaries (collectively, MDA) as described in the Acquisitions section which follows. MDA is headquartered in Norcross, Georgia and offers multi-specialty locum tenens (temporary physician staffing) services to the healthcare industry in all 50 states.

Our physician staffing business revenue and earnings are impacted by the demand for temporary physician staffing services and the supply of qualified physicians. When there are not enough physicians to fill the number of vacancies at hospitals, practice groups or other healthcare facilities, demand increases for our services. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments versus being in private practice or directly employed at healthcare facilities, the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce working fewer hours than male counter-parts. In general, we believe that in periods when they are looking for more flexibility, have concerns with cost and availability of malpractice insurance, or want to avoid managing a practice, supply increases. In periods where the physicians are looking for more stability, supply decreases. Demand and supply constraints may vary based on the specialty of the physician. We monitor several key volume and profitability indicators for each specialty area of this business, such as physician staffing days filled and revenue per days filled. In addition, we monitor this segment’s revenue, contribution income and contribution income as a percentage or revenue.

We believe the lingering effects of the recession and the weak housing market have delayed the retirement plans of many older physicians. These factors, along with a reduction in surgeries and a trend in which hospitals have had increasing success in directly hiring physicians for staff positions have resulted in a decrease in demand for temporary physicians. The decline was particularly large in anesthesiology, which historically has been one of our largest specialty areas. Despite this decrease in current demand, we believe the long-term demographic drivers of this business are still favorable. These drivers include an aging population demanding more healthcare, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, which historically have provided relatively less hours of service on average than males. Due to these factors, we believe the long-term prospects for an acute physician shortage are just as strong now as they were before the current downturn. In addition, we believe the increase in the insured population that will result from the enactment of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trial Services

Our clinical trial services business segment is headquartered at the Research Triangle Park (RTP) in Durham, North Carolina. We provide a flexible range of traditional contract staffing, drug safety monitoring, and regulatory consulting to pharmaceutical, biotechnology and medical device companies, as well as contract research organization (CRO) customers. We market these services through multiple brand offerings that have allowed us to establish a significant geographic footprint in the U.S. along with an important presence in the European market.

Our clinical trial services revenue and earnings are impacted by the number of trials being planned and conducted by pharmaceutical, biotechnology and medical device companies. As a result, we are impacted by our customer’s ability to obtain financing for research and development efforts. We believe that pharmaceutical and biotech companies will continue to need to enhance their product pipelines and conduct human clinical trials to evaluate efficacy and safety. We can provide our customers with a broad range of services, from pre-clinical through post marketing. We rely on our ability to recruit and maintain professionals who possess the skills, experience, and, as required, licensure necessary to meet the specified requirements of our clients. The supply of clinical trials personnel in the marketplace is relatively stable and comprised primarily of healthcare professionals who have left basic care to pursue clinical research opportunities and individuals with the education and experience in life sciences. The supply of people available for our clinical trial services is dependent on the number of clinical trial professionals not currently employed in ongoing trials, as well as new people entering the industry, net of retirements.

In our clinical trial services segment, the economic downturn was among the catalysts for numerous pharmaceutical and biotechnology company mergers and acquisitions, as well as business closures that resulted in reevaluations of clinical strategy and product mix, along with a refocusing or reduction in R&D programs. While an increasing amount of R&D had been outsourced over the preceding years, the global economic downturn substantially decreased R&D activity in this sector and reduced the demand for our clinical trial services. Nevertheless, we have been seeing gradual improvement in our core contract staffing component of this business, which represented approximately 94% of the business segment’s revenue in 2010, while continuing to experience weakness in our drug safety monitoring and regulatory compliance service offerings. Despite the recent industry weaknesses, demographic factors and advances in biotechnology should drive long-term growth for this business segment.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides regulatory and clinical skill-based continuing education development for healthcare professionals. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to healthcare professionals. Since 1995, CCE has trained over 1,000,000 licensed professionals in the fields of physical and occupational therapy, behavioral health, nursing, long-term care, coding and billing, regulatory compliance, dentistry, health information and healthcare administration. In 2010, CCE held approximately 5,500 seminars and conferences that were attended by nearly 163,000 registrants in 182 cities in the U.S. and Canada. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

In 2010, CCE’s business experienced a resurgence of professionals attending its live continuing education seminars. CCE’s largest markets are the mental health and allied health sectors, which together represent approximately 74% of its seminar offerings. Combined, these markets had 4% higher attendance from the prior year. The most significant growth market for CCE in 2010 was seminar attendance for Nurse Practitioners and Physician Assistants, which increased 21% year-over-year.

We believe our business and the continuing education industry is beginning to reap some benefit from the health care reform regulations implemented to-date. However, the most significant opportunities may be realized as compliance with new healthcare reform regulations become mandatory for healthcare practitioners.

Retained Search

Our Cejka Search subsidiary is headquartered in Creve Coeur, Missouri, a business district centered within the St. Louis metropolitan area. Cejka Search has been a leading physician, allied health and healthcare executive search firm for 30 years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, award-winning recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka Search annually completes hundreds of search assignments for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, managed care and other healthcare organizations.

In 2010, growth in demand for recruitment services was impacted by the lingering effects of the economic downturn and weak national labor market that translated into lower procedural volume and revenue for many healthcare providers. Other factors that continued to limit or delay implementation of medical and administrative staff recruitment plans included uncertainty related to the implementation of healthcare reform and the Medicare reimbursement rules. At the same time, depressed housing values, reduced employment opportunities for trailing spouses and slow recovery in investment portfolios made relocation and retirement unattractive to physicians, which impacted revenue from both search assignments and placements.

Internally, during the later part of 2009 and throughout 2010, Cejka Search made strategic changes to its business model to be more competitive in the current market for retained search services, which reduced operating expenses and resulted in a higher number of engagements in both physician and executive search. The changes included the subdivision of physician search sales territories and designation of six regional sales directors to support greater geographic penetration. Cejka Search also introduced shared risk search products and unbundled recruiter support and sourcing services. Previously, full cycle search was the only option available to clients. In the executive search division, the position of engagement manager was created to allocate resources toward search fulfillment, affording managing principals greater capacity for business development. Despite these improvements, revenue growth was impacted slightly due to a change in the mix of business and less overall placements being made. Based on operational efficiencies and marketing improvements made in 2010, we believe Cejka Search is well-positioned to benefit from the continuing physician shortages in most specialties and growing demand for advanced practitioners, allied health professionals and healthcare executive leadership as the U.S. population continues to age.

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

In March 2002, and November 2004, Charterhouse and Morgan Stanley sold a portion of their ownership through secondary offerings. Subsequently, in 2005, Morgan Stanley completed the sale of its investment in the Company. During 2006, Charterhouse sold a majority of its remaining ownership in Cross Country Healthcare but still owns approximately 2.5 million shares as of December 31, 2010.

Revenue

Our travel and per diem nurse staffing revenue is received primarily from acute care hospitals. Revenue from allied staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, physician practice groups, sports medicine clinics and schools. Our physician staffing services revenue is primarily received from hospitals and group practices. Our clinical trial services revenue is received primarily from companies in the pharmaceutical, biotechnology and medical device industries, as well as from contract research organizations and acute care hospitals conducting clinical research trials. Revenue from our retained search and our education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients and, in certain cases, by vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. Similarly, accrued compensation includes an accrual for employees’ and independent contractors’ time worked but not yet paid. Each of our field employees and independent contractors on travel assignment works for us under a contract. The contract period is typically 13 weeks for our nurse and allied staffing employees with a shorter duration for physician independent contractors and a longer term for our clinical trial staffing employees. Our staffing employees are hourly employees whose contract specifies the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. We typically bill clients at an hourly rate and assume all employer costs for our staffing employees, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements. Management fees are included in some of our clinical research contracts that cover the life of a project. These fees are recognized on a straight-line basis for the specific length of the project.

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

Acquisitions

MDA Holdings, Inc.

In September 2008, we consummated the acquisition of MDA. We paid $115.9 million in cash at closing, which included $3.6 million as an estimated net working capital adjustment which was subject to final adjustments. Of the cash paid at closing, approximately $8.7 million was held in escrow to cover any post-closing liabilities (Indemnification Escrow) and $0.3 million was held in escrow to cover any net working capital adjustments (Net Working Capital Escrow). During the fourth quarter of 2008, approximately $1.6 million of the Indemnification Escrow was released to us and recorded to goodwill as a reduction in purchase price. Also during the fourth quarter of 2008, we finalized the net working capital adjustment and calculated an additional payment to the sellers of approximately $0.1 million which was paid and included in goodwill as additional purchase price. In connection with this net working capital adjustment, the entire Net Working Capital Escrow of $0.3 million was also released to the sellers. Additionally, a post-closing adjustment to the purchase price of approximately $0.3 million was paid to the sellers in the fourth quarter of 2008 and is included in goodwill as additional purchase price.

The transaction also includes an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. In the second quarter of 2009, we paid $6.7 million, related to 2008 performance. In the second quarter of 2010, we paid $12.8 million related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC). During 2010, $3.5 million was released to the seller from the indemnification escrow account leaving a balance of approximately $3.6 million at December 31, 2010.

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

Additionally, MDA currently is the largest multi-specialty medical staffing company that has procured an occurrence-based professional liability policy that provides coverage. This is an important competitive advantage for MDA in the recruitment of physicians.

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a leading provider of locum tenens staffing solutions. MDA is one of only three locum tenens companies with an in-house Credentials Verification Organization certified by the NCQA (National Committee for Quality Assurance), which verifies critical credentials prior to a physician’s assignment. This process uses an extensive proprietary database and interfaces with MDA’s professional liability carrier to obtain approvals of providers. It takes risk management decisions out of the sales process by verifying credentials of providers and approving specific assignments. MDA offers its physicians occurrence-based malpractice coverage, in all 50 states from a national insurance company, which is AA+-rated by Standard & Poor’s. .The occurrence-based policy is of particular importance to physicians as it covers incidents occurring during the policy period regardless of when they are reported. The more common claims-made policy only covers physicians for claims ”reported” during the policy period, which may leave a physician without coverage if the claim is not timely reported or if they fail to secure “tail” coverage. Quality medical malpractice liability insurance coverage is a critical component of the MDA business model. Clients usually require MDA to refer physicians with medical professional liability coverage, and physicians are attracted to MDA because it offers this malpractice coverage. The acquisition of MDA solidified our position as a leading national provider of healthcare staffing solutions. We expect to benefit from a more diversified revenue stream as physicians are viewed as revenue generators by its hospital clients, as compared to nurses, who represent a cost center. We are also able to offer a more comprehensive suite of services to our healthcare clients and recognize there may be some potential synergies with our physician search business.

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

AKOS Limited

In June 2007, we acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom. The transaction included an earnout provision based on 2007 and 2008 performance, as defined by the share purchase agreement.  In the first quarter of 2008, we paid £1.1 million (approximately $2.1 million) related to 2007 performance. In the first quarter of 2009, we paid £0.5 million (approximately $0.8 million) related to 2008 performance. The payments have been allocated, in U.S. dollars using the exchange rate at the time of the payment, to goodwill as additional purchase price. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers. AKOS is a provider of drug safety, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia.

The following table provides certain information relating to our acquisitions to date:

Acquired Business	Acquisition Date	Primary Services	Purchase Price (a)	Potential Earnout	Earnout Earned
MDA Holdings, Inc.	September 2008	Temporary physician staffing and allied staffing services	$114.7 million	No dollar amount specified	$19.6 million
Assent Consulting	July 2007	Clinical trial staffing of clinical research, biostatistics and drug safety professionals	$19.1 million	$4.9 million	$4.6 million
AKOS Limited	June 2007	Clinical trial staffing, drug safety and regulatory services providing services to the U.S., Europe, Canada, and Asia	$9.2 million (£4.6 million)	£3.2 million based on 2007 and 2008	$2.9 million (£1.6 million)
Metropolitan Research	August 2006	Clinical trial staffing, drug safety monitoring and contract research services	$19.1 million	$6.4 million based on 2006 and 2007	$6.4 million based on 2006 and 2007
Med-Staff	June 2003	Healthcare staffing – travel, per diem nurse, and military nurse staffing	$102.2 million	$37.5 million for full year 2003	—
Jennings Ryan & Kolb, Inc. (Sold in 2004)	March 2002	Healthcare management consulting services	$2.1 million	$1.8 million over 34 months	$1.8 million
NovaPro	January 2002	Nurse staffing	$7.6 million	—	—
Gill/Balsano Consulting, LLC (Sold in 2004)	May 2001	Healthcare management consulting services	$1.8 million	$2.0 million over 3 years	$2.0 million
ClinForce, Inc.	March 2001	Clinical trial staffing	$32.8 million	—	—
Heritage Professional Education, LLC	December 2000	Continuing education for healthcare professionals	$6.6 million	$6.5 million over 3 years	$3.5 million
E-Staff (Discontinued in 2002)	July 2000	Internet subscription based communication, scheduling, credentialing and training services	$1.5 million	$3.8 million over 3 years	$0.5 million
TravCorps Corporation	December 1999	Healthcare staffing – nurse and allied professionals, retained search	$77.1 million	—	—

———————

(a)

Acquisition purchase price includes cash paid, the assumption of debt and post-closing adjustments. The TravCorps acquisition price represents the approximate value of our common stock that was exchanged for all the outstanding shares of TravCorps – $32.1 million, plus the assumption of $45.0 million of debt.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 89.5% of our stockholders’ equity as of December 31, 2010. Goodwill and other identifiable intangible assets were $143.3 million and $76.7 million, respectively, net of accumulated amortization, at December 31, 2010. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 4.5 to 15 years.

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

See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for a detailed description of the results of our impairment reviews in the fourth quarters of 2010, 2009 and 2008 that resulted in total impairment charges of $10.8 million in the year ended December 31, 2010, $1.7 million in the year ended December 31, 2009, and $244.1 million in the year ended December 31, 2008.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2010	2009	2008
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	71.8	73.5	74.6
Selling, general and administrative expenses	23.2	20.9	17.8
Bad debt expense	0.1	—	0.1
Depreciation and amortization	2.5	2.2	1.5
Impairment and legal settlement charges	2.3	0.3	33.2
Income (loss) from operations	0.1	3.1	(27.2)
Interest expense, net	0.9	1.1	0.6
(Loss) income before income taxes	(0.8)	2.0	(27.8)
Income tax (benefit) expense	(0.2)	0.8	(8.3)
Net (loss) income	(0.6)%	1.2%	(19.5)%

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

Our clinical trial services business segment provides clinical trial, drug safety and regulatory professionals on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to CROs and acute care hospitals conducting clinical research trials in the United States, Canada and Europe.

Our other human capital management services business segment includes the combined results of our Company’s education and training and retained search businesses.

Information on operating segments and reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year ended December 31,
(Amounts in thousands)	2010	2009	2008
Revenue from unaffiliated customers:
Nurse and allied staffing	$242,160	$313,038	$525,772
Physician staffing	121,599	151,853	56,558
Clinical trial services	61,957	71,678	99,129
Other human capital management services	42,846	41,668	52,788
	$468,562	$578,237	$734,247

Contribution income (a):
Nurse and allied staffing	$22,888	$30,641	$53,822
Physician staffing	13,052	15,165	5,711
Clinical trial services	6,391	7,029	15,301
Other human capital management services	3,768	2,973	7,444
	46,099	55,808	82,278
Unallocated corporate overhead	23,065	23,245	27,457
Depreciation	8,043	8,773	7,637
Amortization	3,851	4,018	3,166
Impairment charges	10,764	1,726	244,094
Legal settlement charge	––	345	––
Income (loss) from operations	$376	$17,701	$(200,076)

———————

(a)

We define contribution income as income (loss) from operations before depreciation, amortization, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

Comparison of Results for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Revenue from services

Revenue from services decreased $109.7 million, or 19.0%, to $468.6 million for the year ended December 31, 2010, as compared to $578.2 million for the year ended December 31, 2009. The decrease was due to lower revenue from our nurse and allied staffing, physician staffing and clinical trial services business segments, partially offset by an increase in revenue from our other human capital management services business segment. The decreases in revenue reflect the challenging operating environment that all of our business segments have experienced resulting from a decrease in demand from our customers.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $70.9 million, or 22.6%, to $242.2 million for the year ended December 31, 2010, from $313.0 million for the year ended December 31, 2009, primarily due to lower volume, but also due to lower average bill rates. The lower staffing volume in 2010 reflects the continued impact of a weak national labor market since the fall of 2008.

The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2010, decreased 20.1% from the year ended December 31, 2009. Average nurse and allied staffing revenue per FTE decreased approximately 3.2% in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Physician staffing

Revenue from our physician staffing business decreased $30.3 million, or 19.9% to $121.6 million for the year ended December 31, 2010, compared to $151.9 million for the year ended December 31, 2009. The revenue decline reflects decreased demand for our temporary physician staffing services, in a number of specialties, particularly our anesthesiology specialty. Physician staffing days filled decreased 17.7% to 78,346 in the year ended December 31, 2010, compared to 95,253 in the year ended December 31, 2009. Revenue per day filled for the year ended December 31, 2010 was $1,552, a 2.6% decrease from the year ended December 31, 2009, reflecting an unfavorable change in the mix of specialties.

Clinical trial services

Revenue from clinical trial services decreased $9.7 million, or 13.6%, to $62.0 million in the year ended December 31, 2010, from $71.7 million in the year ended December 31, 2009. This decline was primarily due to several clinical research projects that ended in the third quarter of 2009, a decrease in revenue from a specific drug safety contract and a decrease in contract staffing volume.

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2010, increased $1.2 million, or 2.8%, to $42.8 million from $41.7 million in the year ended December 31, 2009, entirely due to an increase in revenue from our education and training business, primarily as a result of higher average seminar attendance. Revenue from our retained search business was down slightly compared to the prior year.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $88.7 million, or 20.9%, to $336.3 million for the year ended December 31, 2010, as compared to $425.0 million for year ended December 31, 2009.

As a percentage of total revenue, direct operating expenses represented 71.8% of revenue for the year ended December 31, 2010, and 73.5% for the year ended December 31, 2009. The decrease is primarily due to a change in the mix of our business segments, a widening of our bill-pay spread and lower housing costs in our travel staffing operations, and lower professional liability expenses as a percentage of revenue in our physician staffing business. Lower professional liability expenses in our physician staffing business segment reflected better than expected loss development, and to a lesser extent a change in the mix of business to lower risk specialties.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $11.7 million, or 9.7%, to $109.0 million for the year ended December 31, 2010, as compared to $120.7 million for the year ended December 31, 2009. The decrease in selling, general and administrative expenses were primarily due to our efforts to reduce overhead expenses.

Included in selling, general and administrative expenses is unallocated corporate overhead of $23.1 million for year ended December 31, 2010, compared to $23.2 million for the year ended December 31, 2009. Included in unallocated corporate overhead are $2.7 million and $2.0 million of share-based compensation expenses for the years ended December 31, 2010 and 2009, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 4.9% for the year ended December 31, 2010, and 4.0% for the year ended December 31, 2009.

As a percentage of total revenue, selling, general and administrative expenses were 23.2% and 20.9%, respectively, for the year ended December 31, 2010 and 2009, respectively. This increase is primarily due to negative operating leverage and a change in mix of our business segments.

Bad debt expense

Bad debt expense as a percentage of total revenue was 0.1%, or $0.3 million for the year ended December 31, 2010. No bad debt expense was recognized for the year ended December 31, 2009, due to improved collections. The Company’s calculation and methodology remain consistent.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2010, decreased $7.8 million or 25.3%, to $22.9 million from $30.6 million in year ended December 31, 2009. As a percentage of nurse and allied staffing revenue, segment contribution income was 9.5% for the year ended December 31, 2010, and 9.8% for the year ended December 31, 2009. This decrease is primarily due to negative operating leverage and higher field insurance expenses as a percentage of revenue, partially offset by a widening of our bill-pay spread and a decline in housing costs.

Contribution income from our physician staffing segment for the year ended December 31, 2010, decreased $2.0 million or 13.9% to $13.1 million compared to $15.2 million in the year ended December 31, 2009. As a percentage of physician staffing revenue, contribution income was 10.7% for the year ended December 31, 2010 and 10.0% for the year ended December 31, 2009. The improvement in contribution income as a percentage of revenue is primarily due to lower professional liability expense in the year ended December 31, 2010 compared to the year ended December 31, 2009, reflecting better than expected loss development as well as a change in mix to lower risk specialties.

Contribution income from clinical trial services for the year ended December 31, 2010, decreased $0.6 million, or 9.1%, to $6.4 million, compared to $7.0 million in the year ended December 31, 2009. As a percentage of clinical trial services revenue, segment contribution income was 10.3% in the year ended December 31, 2010, compared to 9.8% in the year ended December 31, 2009, primarily due to efforts to reduce overhead expenses.

Contribution income from other human capital management services for the year ended December 31, 2010, increased by $0.8 million, or 26.7%, to $3.8 million, from $3.0 million in the year ended December 31, 2009 due to increases in contribution income from both the education and training and retained search businesses. Contribution income as a percentage of other human capital management services revenue was 8.8% for the year ended December 31, 2010 and 7.1% for the year ended December 31, 2009, primarily reflecting improved leverage in our education and training business and lower selling, general and administrative expenses in our retained search businesses.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2010, totaled $11.9 million as compared to $12.8 million for the year ended December 31, 2009. As a percentage of revenue, depreciation and amortization expense was 2.5% for the year ended December 31, 2010 and 2.2% for the year ended December 31, 2009.

Impairment charges

Impairment charges of $10.8 million in the year ended December 31, 2010 resulted from the impact lower locum tenens usage has had on our long term revenue forecast. Thus, our calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademarks acquired with the MDA acquisition in September 2008 may not be fully recoverable. Based on these circumstances, we recorded a pre-tax non-cash impairment charge, of which $10.0 million related to our physician staffing segment and $0.7 million related to our nurse and allied staffing segment. Impairment charges of $1.7 million in the year ended December 31, 2009 resulted from the consolidation of our non-staffing brands within our clinical trial services business segment to gain operating efficiencies. As a result of this consolidation, we determined that one of the trademarks and database will no longer be used and, accordingly, we recorded a $1.7 million non-cash impairment charge. See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for more information.

Interest expense, net

Interest expense, net, totaled $4.1 million for the year ended December 31, 2010 and $6.2 million for the year ended December 31, 2009. Lower interest expense was due to lower average borrowings in the year ended December 31, 2010, partially offset by a higher effective interest rate on our borrowings.  Higher borrowings in the year ended December 31, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the year ended December 31, 2010, was 5.0% compared to a rate of 4.6% for the year ended December 31, 2009. Interest expense in the year ended December 31, 2009 included an estimate of $0.2 million ineffectiveness on our interest rate swaps caused by significant prepayments on our term loan borrowings. The estimate was trued up in the year ended December 31, 2010, coinciding with the interest rate swap payments. See Note 8- Interest Rate Swap Agreements in our notes to the consolidated financial statements for further information about our interest rate swap agreements which expired in the fourth quarter of 2010.

Income tax (benefit) expense

Income tax benefit totaled $1.0 million for the year ended December 31, 2010, as compared to income tax expense of $5.0 million for the year ended December 31, 2009. The effective tax rate was 26.4% in the year ended December 31, 2010, compared to 42.6% in the year ended December 31, 2009. The lower effective tax rate in the year ended December 31, 2010 resulted from the impact of the deferred tax benefit on impairment charges of $10.8 million. Excluding the impairment charges and related deferred tax benefit, the adjusted effective tax rate would have been 45.3%. The 2009 effective tax rate excluding the 2009 impairment & legal settlement charges would have been 42.0%. This increase in the effective rate was due to the relatively greater impact of the non-deductibility of certain per diem payments on 2010 pretax income excluding impairment charges compared to its impact on 2009 pretax income excluding impairment charges and legal settlement charges.

Comparison of Results for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Revenue from services

Revenue from services decreased $156.0 million, or 21.2%, to $578.2 million for the year ended December 31, 2009, as compared to $734.2 million for the year ended December 31, 2008. The decrease was primarily due to lower revenue from our nurse and allied staffing business segment as well as decreases in our clinical trial services and other human capital management services business segments, partially offset by the added revenue of MDA. Excluding the impact of the MDA acquisition, consolidated revenue from services decreased $254.4 million or 37.7%, reflecting a challenging operating environment for all of our business segments.

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

The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2009, decreased 38.7% from the year ended December 31, 2008. Average nurse and allied staffing revenue per FTE decreased approximately 2.9% in the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a higher mix of per diem staffing operations, which tend to have lower average bill rates than travel staffing and a shift in mix toward lower skilled professionals within our per diem staffing operations. The average bill rate in our travel staffing operations increased 0.1%.

Physician staffing

Revenue from our physician staffing business was $151.9 million for the year ended December 31, 2009, compared to $56.6 million for the year ended December 31, 2008. We established the physician staffing business in September 2008 with our acquisition of MDA. Accordingly, results for the year ended December 31, 2008, include the physician staffing business from its effective date of acquisition.

Clinical trial services

Revenue from clinical trial services decreased $27.5 million, or 27.7%, to $71.7 million in the year ended December 31, 2009, from $99.1 million in the year ended December 31, 2008. This decline was primarily due to a decrease in contract staffing volume, several clinical research projects that ended in the third quarter of 2009, a decrease in revenue from a specific drug safety contract, lower direct placement revenue and a decrease in revenue from regulatory contracts. In addition, a $1.1 million decrease is attributable to foreign currency translation related to our foreign operations.

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2009, decreased $11.1 million, or 21.1%, to $41.7 million from $52.8 million in the year ended December 31, 2008, reflecting a decrease in revenue related to the number of retained searches we performed and lower average seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $122.8 million, or 22.4%, to $425.0 million for the year ended December 31, 2009, as compared to $547.8 million for year ended December 31, 2008.

As a percentage of total revenue, direct operating expenses represented 73.5% of revenue for the year ended December 31, 2009, and 74.6% for the year ended December 31, 2008. The decrease is primarily due to a change in the mix of our business segments along with a widening of our bill-pay spread in our travel staffing operations and lower housing costs, partially offset by an increase in workers’ compensation expense as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $10.0 million, or 7.7%, to $120.7 million for the year ended December 31, 2009, as compared to $130.7 million for the year ended December 31, 2008. The decrease in selling, general and administrative expenses was due to lower selling, general and administrative expenses in our organic business segments and lower unallocated corporate overhead, partially offset by the additional expenses from the MDA acquisition.

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

As a percentage of total revenue, selling, general and administrative expenses were 20.9% and 17.8%, respectively, for the year ended December 31, 2009 and 2008, respectively. This increase is primarily due to negative operating leverage and a change in mix of our business segments.

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

Contribution income from clinical trial services for the year ended December 31, 2009, decreased $8.3 million, or 54.1%, to $7.0 million, compared to $15.3 million in the year ended December 31, 2008. As a percentage of clinical trial services revenue, segment contribution income was 9.8% in the year ended December 31, 2009, compared to 15.4% in the year ended December 31, 2008, primarily due to negative operating leverage.

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

Impairment charges

Impairment charges of $1.7 million in the year ended December 31, 2009 resulted from the consolidation of our non-staffing brands within our clinical trial services business segment to gain operating efficiencies. As a result of this consolidation, we determined that one of the trademarks and database will no longer be used and, accordingly, we recorded a $1.7 million non-cash impairment charge. Impairment charges of $244.1 million in the year ended December 31, 2008, represent impairment of goodwill and other identifiable intangible assets pursuant to the impairment analysis of the Intangibles-Goodwill and Other Topic of the FASB ASC and the Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC. The non-cash impairment charges in 2008 relate almost entirely to a goodwill impairment charge in the nurse and allied staffing business segment resulting from our annual impairment testing. The goodwill impairment charge results from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that deteriorated sharply during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase, and the remainder to subsequent nurse staffing acquisitions made through 2003. See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for more information.

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

Interest expense, net

Interest expense, net, totaled $6.2 million for the year ended December 31, 2009 and $4.2 million for the year ended December 31, 2008. Interest expense in the year ended December 31, 2009 included an estimate of $0.2 million ineffectiveness on our interest rate swaps caused by significant prepayments on our term loan borrowings. The remaining increase was due to higher average borrowings in the year ended December 31, 2009, partially offset by a lower effective interest rate. Higher borrowings in the year ended December 31, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the year ended December 31, 2009, was 4.6% compared to a rate of 5.3% for the year ended December 31, 2008.

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

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $1.0 million, $0.9 million and $3.0 million in aggregate for the years ended December 31, 2010, 2009, and 2008, respectively. Accounts receivable due from these hospitals at December 31, 2010 and 2009 were approximately $0.2 million and $0.1 million, respectively. Pricing for our services is consistent with our other hospital customers. In the year ended December 31, 2010, we entered into an exclusive vendor management arrangement with one of the hospital systems.

Liquidity and Capital Resources

As of December 31, 2010, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.8 to 1. Working capital decreased by $3.7 million to $67.5 million as of December 31, 2010, compared to $71.2 million as of December 31, 2009. Days’ sales outstanding were 52 days at December 31, 2010 and 2009, and 53 days at December 31, 2008, respectively, and were consistent with historical ranges.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service including our commitments as described in the Commitments table which follows. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of operating cash flows and funds available through the revolving loan portion of our current credit agreement. We continue to evaluate acquisition opportunities that may require additional funding. In addition to those amounts available under our existing credit agreement, we may incur up to an additional $45.0 million in Indebtedness (as defined by the Credit Agreement).

Stock Repurchase Programs

In May 2006, and then again in February 2008, our Board of Directors authorized stock repurchase programs whereby we may purchase up to 1.5 million shares of our common stock under each authorization, subject to the terms of our credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion.

During year ended December 31, 2010 and 2009, we did not repurchase shares. During the year ended December 31, 2008, we repurchased, under the May 2006 and February 2008 programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10.8 million. All of the common stock was retired.

At December 31, 2010, we had 1,441,139 shares of common stock left remaining to repurchase under our February 2008 authorization subject to the limitations of our credit agreement. See Credit Agreement section below and consolidated financial statements Note 7- Long-term Debt.

Credit Agreement

On May 28, 2010, we entered into a first amendment to our Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extends the maturity date of the revolving credit facility from November 2010 to September 2013 to be coterminous with the term loan facility, and reduces our existing revolving credit facility to $50.0 million from $75.0 million, and our sublimit for letters of credit to $20.0 million from $35.0 million. Our sublimit for the issuance of Swingline Loans (as defined in the Credit Agreement) remained at $10.0 million. The revolving loan facility and term loan bear interest at a rate of, at our option, either: (i) London Interbank Offered Rate (LIBOR) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin. We paid $1.5 million of financing fees related to this amendment, that have been capitalized as debt issuance costs on the consolidated balance sheet as of December 31, 2010. Debt issuance costs related to this amendment are being amortized on a straight-line basis over the remaining term of the Credit Agreement. In addition, we wrote off an immaterial amount of debt issuance costs related to the reduction of the size of the revolving credit facility.

As of December 31, 2010, interest on our revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The interest rate spreads on our term loans as of December 31, 2010 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2010 was 0.625%.

The revolving loan facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. Swingline Loans and letters of credit issued under this facility reduce the revolving loan facility on a dollar for dollar basis. As of December 31, 2010, we did not have any borrowings outstanding under our revolving credit facility, but had $12.7 million of standby letters of credit outstanding under this facility, leaving $37.3 million available for borrowing under our revolving loan facility.

The Credit Agreement includes customary covenants and events of default. As of December 31, 2010, we were in compliance with the financial covenants and other covenants contained in the Credit Agreement. Specifically, the table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, and our corresponding actual performance as of December 31, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.08 to 1.00
Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	8.08 to 1.00
Maximum Capital Expenditures for 2010 (c)	$16.5 million	$2.4 million

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

The terms of the Credit Agreement include customary covenants and events of default for similarly leveraged deals. The Credit Agreement includes a mandatory prepayment provision, which requires us to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of our debt or equity. In addition, when our Consolidated Total Leverage Ratio as of the end of a fiscal year is greater than or equal to 1.50 to 1.00, we are required to make principal prepayments of at least 50% of Excess Cash Flow, both, as defined by the agreement.

The dividends and distribution covenant limits our ability to repurchase our common stock and declare and pay cash dividends on our common stock. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25.0 million and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that our Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40.0 million in cash or available cash under its revolving loan facility. However, if our Debt/EBITDA ratio, after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2.5 million. Our requirement to obtain lender consent for acquisitions was also adjusted. Effective with the May 2010 amendment, we are required to obtain the consent of our lenders to complete any acquisition which exceeds $20.0 million or would cause us to exceed $50.0 million in aggregate cash and non-cash consideration for Permitted Acquisitions (as defined by the Credit Agreement) during the term of the Credit Agreement (excluding the MDA acquisition). The commitments under the Credit Agreement are secured by substantially all of the assets of our company.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities during the year ended December 31, 2010 was $31.5 million compared to $72.4 million during the year ended December 31, 2009. The decrease was primarily due to lower collections of accounts receivable in the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to declining revenue since December 2008.

Investing activities used $16.2 million in the year ended December 31, 2010 compared to $11.7 million in the year ended December 31, 2009. During the year ended December 31, 2010, we used $12.8 million to pay an earnout related to the MDA acquisition. The earnout payment was based on MDA’s 2009 performance. We used $6.8 million during the year ended December 31, 2009 to pay the earnout related to MDA’s 2008 performance. In addition, in 2009, we used $0.7 million to pay a 2009 earnout related to our AKOS acquisition. We used $2.4 million and $2.5 million, respectively for capital expenditures during the years ended December 31, 2010 and 2009. In addition, other investing activities used $1.0 million and $1.7 million, respectively, during the years ended December 31, 2010 and 2009. Other investing activities reflect our investments in short and long term cash investments that are highly liquid with underlying maturities greater than 90 days.

Net cash used in financing activities during the year ended December 31, 2010, was $11.2 million, compared to $64.2 million during the year ended December 31, 2009. We repaid total debt, net of borrowings, in both years, in the amounts of $9.5 million and $70.8 million during the years ended December 31, 2010 and 2009, respectively, primarily using cash flow from operations. During the year ended December 31, 2010, we also paid debt issuance costs of $1.5 million related to our credit agreement amendment previously described. We used $0.2 million and $0.1 million to repurchase shares of common stock to cover withholding liabilities related to the vesting of restricted stock. During the year ended December 31, 2009, additional cash was provided by $5.0 million of restricted cash that was released and $1.6 million of proceeds and tax benefits from the exercise of stock options.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash provided by operating activities during the year ended December 31, 2009 was $72.4 million compared to $51.1 million during the year ended December 31, 2008. The increase was primarily due to a decrease in accounts receivable resulting from decreased volume and improved collections in the year ended December 31, 2009 compared to the year ended December 31, 2008. This was partially offset by lower net income. Number of days’ sales outstanding decreased by 1 day to 52 days at December 31, 2009, compared to 53 days at December 31, 2008.

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

Net cash used in financing activities during the year ended December 31, 2009, was $64.2 million, compared to net cash provided by financing activities of $80.0 million during the year ended December 31, 2008, primarily due to the financing of the MDA acquisition in 2008. During the year ended December 31, 2009, we repaid a net of $70.8 million of our total debt, primarily from cash flow from operations. During the year ended December 31, 2008, we borrowed $125.0 million through a term loan to fund the acquisition of MDA. We also repaid a net of $32.7 million of our total debt. In the year ended December 31, 2009, $5.0 million was provided by the release of restricted cash. In addition, proceeds and tax benefits from the exercise of stock options provided $1.6 million and $1.2 million in years ended December 31, 2009 and 2008, respectively. Offsetting the inflows in the year ended December 31, 2008, we used $10.8 million to repurchase and retire stock, and $2.6 million to pay debt issuance costs related to the financing of the MDA acquisition.

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2010:

Commitments	Total	2011	2012	2013	2014	2015	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$53,039	$7,800	$18,330	$26,909	$––	$––	$––
Capital lease obligations	474	158	143	154	19	––	––
Operating leases obligations (b)	28,902	6,516	6,104	5,603	3,264	2,575	4,840
Purchase obligations (c)	674	542	132	––	––	––	––
Legal settlement (d)	345	345	––	––	––	––
	$83,434	$15,361	$24,709	$32,666	$3,283	$2,575	$4,840

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

In addition to the above disclosed contractual obligations, the Company has accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC of $5.1 million at December 31, 2010. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self insurance, allowance for doubtful accounts, taxes and other contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2010, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1)

We have recorded goodwill and other identifiable intangible assets resulting from our acquisitions through December 31, 2010. Upon the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, now incorporated into the Business Combinations Topic of the FASB ASC, we ceased amortizing goodwill and certain other intangible assets with indefinite lives. Instead, goodwill and intangible assets with indefinite lives are reviewed for impairment annually, and whenever events of changes in circumstances indicate that the carrying value may not be recoverable. Pursuant to the annual testing of goodwill, in the fourth quarters of 2010, 2009 and 2008 we evaluated five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trial services, 4) retained search and 5) education and training. Upon completion of the first step in our annual impairment assessment as of December 31, 2010 and 2009, we determined that no impairment was indicated.

For the December 31, 2010 impairment test, we estimated the fair value of each our reporting units based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed within the Company. The forecasts imply a recovery in our businesses in 2011. A number of significant assumptions and estimates were involved in the application of the discounted cash flow methodology to forecasted operating cash flows, revenues, margins, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, ranging from 10.4% to 15.4%.

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. We utilized total enterprise value/revenue multiples ranging from 0.5 to 1.4 and total enterprise value/EBITDA multiples ranging from 9.8 to 13.5. The reporting unit’s market value was determined assuming a 50% weighting to revenue and a 50% weighting to EBITDA for our nurse and allied, physician and clinical trial services reporting units; a 100% weighting to EBITDA for its education and training reporting unit; and a 100% weighting to revenue for its retained search reporting unit. The fair value under the market approach included a control premium of 35%, which is an amount we estimate a buyer would be willing to pay in excess of the current market price in order to acquire a controlling interest. The control premium was determined based on a review of comparative market transactions. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. Upon completion of the December 31, 2010 assessment, we determined that the estimated fair value of all of our reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 35%, physician staffing – 19%, clinical trial services – 21%, retained search – 166% and education and training – 134%.

As a result of the review in the fourth quarter of 2008, we recorded an impairment charge related to the nurse and allied staffing reporting unit of $241.0 million, pretax. The goodwill impairment charge resulted from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that deteriorated sharply during the fourth quarter of 2008. The majority of the goodwill impairment is attributable to our initial capitalization in 1999, which was accounted for as an asset purchase, and the remainder to subsequent nurse staffing acquisitions made through 2003.

The impairment test requires us to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount including goodwill as step one. In the fourth quarter of 2008, we estimated the fair value of our reporting units, primarily using a discounted cash flow methodology. If the estimated fair value is less than the carrying amount for a particular reporting unit, then we are required to calculate the implied fair value of all tangible and intangible net assets of the reporting unit (as determined in step one). In this step, we must allocate the fair value of the reporting unit to all of the reporting unit’s assets and liabilities in a “hypothetical purchase price allocation.” This also requires the identification of any previously unrecognized intangible assets. The implied value of goodwill is compared to the carrying amount to determine the amount of any impairment charge.

In addition, the Property, Plant and Equipment/Impairment of Disposal of Long-Lived Assets Topic of the FASB ASC, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any. In the fourth quarter of 2010, we conducted an assessment of the trademarks related to our MDA acquisition due to the recent reduction in locum tenens usage and the overall physician staffing needs of our customers. Based on the impact these recent trends have had on the long term revenue forecast, our calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademark may not be fully recoverable.  Based on these circumstances, we recorded a pre-tax non-cash impairment charge of approximately $10.8 million of which $10.0 million related to the physician staffing segment and $0.7 million related to the nurse and allied staffing segment. In the fourth quarter of 2009, we conducted an assessment of a particular trademark and database in our clinical trial services segment due to a change in marketing strategy for the business that indicated the carrying amount of the trademark and database may not be recoverable. We streamlined our non-staffing operations within the clinical trial services segment to gain efficiencies. Based on these circumstances, we recorded a pre-tax non-cash impairment charge which represented the entire carrying value of this trademark and database of approximately $1.7 million. These charges are included in impairment charges on the consolidated statement of operations for the year ended December 31, 2010 and 2009. For the year ended December 31, 2008, we concluded that the carrying value of a particular customer relationship in the clinical trial services business segment was higher than its respective estimated fair value and recorded a $3.1 million impairment charge, pretax.

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2010, we had total goodwill and intangible assets not subject to amortization of $195.4 million, net of accumulated amortization.

2)

We maintain accruals for our health, workers’ compensation and professional liability policies that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2010 and 2009, we had $1.2 million and $1.5 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2010, we had $3.7 million accrued for incurred but not reported workers’ compensation claims and retentions, net of related insurance recoveries receivable, an increase of $0.1 million over the amount accrued at December 31, 2009. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2010, and 2009, we had $10.5 million and $11.9 million accrued, respectively, for incurred but not reported professional liability claims and retentions, net of related insurance recoveries receivable. The accrual for professional liability is based on an actuarial model which is prepared or reviewed by an independent actuary.

3)

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectibility as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2010, our allowance for doubtful accounts was $3.5 million.

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

5)

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2010, we have deferred tax assets related to certain state net operating loss carryforwards of $5.5 million for which we have recorded a valuation allowance of $2.6 million. The state carryforwards will expire between 2011 and 2030. In addition, the tax effect resulting from our goodwill impairment charge recorded in the year ended December 31, 2008, caused the net deferred tax liability position to change to a net deferred tax asset position. We have determined that it is more likely than not that the net deferred tax asset related to the goodwill impairment charge of $83.1 million will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.8 million has been recorded.

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

In our determination at December 31, 2010, we relied partially on projections of future taxable income, exclusive of reversing temporary differences, to reach our conclusion that no valuation allowance is necessary on the net deferred tax asset, except as otherwise discussed. However, if the levels of future taxable income we have projected are not achieved, there is a risk that the Company could not recover this entire net deferred tax asset. We will continue, in the future, to evaluate whether or not the net deferred tax assets will be fully realized prior to expiration.

In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of the income taxes receivable account, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2010, total unrecognized tax benefits recorded was $5.1 million. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. We are regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (Update) No. 2010-24, Presentation of Insurance Claims and Related Insurance Recoveries, which clarifies that a health care entity should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We are currently evaluating its impact and we expect to reclassify certain amounts on our consolidated balance sheet beginning in the first quarter of 2011.

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

Inflation

During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. Our direct costs are affected by fluctuations in housing costs and healthcare and workers’ compensation insurance.  During 2010, these impacts were favorable. However, we anticipate some inflationary pressure in 2011. Depending on the demand environment, we may be able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments for healthcare reimbursements by federal and state governments as well as private insurers.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our revolving loan and term loans under our Credit Agreement, which bears interest based on floating rates. Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. See Management’s Discussion and Analysis above for further discussion about our Credit Agreement and related interest rate swaps. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million in 2010, $0.9 million in 2009 and $0.7 million in 2008. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating less than $0.1 million in 2010, $0.2 million and $0.7 million in the years ended December 31, 2009 and 2008, respectively.

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated less than 1% of our consolidated revenue during the years ending December 31, 2010, 2009 and 2008, and were primarily from the United Kingdom. We have not entered into any foreign currency hedges.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2010 was effective. An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Cross Country Healthcare, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Boca Raton, Florida

March 11, 2011

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2010, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,694,469	$12.43	1,730,998
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	1,694,469	$12.43	1,730,998

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

(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2) Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008

(3) Exhibits
See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ JOSEPH A. BOSHART
Name: Joseph A. Boshart Title: Chief Executive Officer and President Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. BOSHART	President, Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2011
Joseph A. Boshart

/s/ EMIL HENSEL	Chief Financial Officer and Director (Principal Financial Officer/Principal Accounting Officer)	March 11, 2011
Emil Hensel

/s/ THOMAS C. DIRCKS	Director	March 11, 2011
Thomas C. Dircks

/s/ W. LARRY CASH	Director	March 11, 2011
W. Larry Cash

/s/ C. TAYLOR COLE	Director	March 11, 2011
C. Taylor Cole

/s/ GALE FITZGERALD	Director	March 11, 2011
Gale Fitzgerald

/s/ JOSEPH TRUNFIO	Director	March 11, 2011
Joseph Trunfio

EXHIBIT INDEX

No.	Description
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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Amended and Restated By-laws of the Registrant (2)
4.1	Form of specimen common stock certificate (1)
4.2	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors (2)
4.3	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.4	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (2)
4.5	Shareholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors (2)
10.1	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant (1)(14)
10.2	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant (1)(14)
10.3	Employment Agreement, dated as of August 31, 2006, between Patricia Daly and ARM Acquisition, Inc. (14)(15)
10.4	Employment Agreement, dated as of August 31, 2006, between Stacy Mamakos Martin and ARM Acquisition, Inc. (14)(15)
10.5	Executive Service Agreement, dated June 6, 2007, between AKOS Limited and Paul Evans (14)(19)
10.6	Employment Agreement, dated July 13, 2007, between Assent Consulting and David Hnatek (14)(19)
10.7	Employment Agreement, dated July 13, 2007, between Assent Consulting and Robert Adzich (14)(19)
10.8	Lease Agreement, dated April 28, 1997, between Meridian Properties and the Registrant (1)
10.9	Lease Agreement, dated October 31, 2000, by and between Trustees of the Goldberg Brothers Trust, a Massachusetts Nominee Trust and TVCM, Inc. (1)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.10	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company (1)
10.11	Amended and Restated 1999 Stock Option Plan of the Registrant (2)(14)
10.12	Amended and Restated Equity Participation Plan of the Registrant (2)(14)
10.13	Cross Country Healthcare, Inc. 2007 Stock Incentive Plan adopted April 5, 2007 (14)(20)
10.14	Amendment to Lease by and between Meridian Commercial Properties Limited Partnership and Cross Country, Inc. dated May 1, 2002 (3)
10.15	Cross Country, Inc. Deferred Compensation Plan (4)(14)
10.16	Restricted Stock Agreement between Company and Joseph A. Boshart (4)(14)
10.17	Restricted Stock Agreement between Company and Emil Hensel (4)(14)
10.18	Restricted Stock Agreement between Company and Vickie Anenberg (4)(14)
10.19	Restricted Stock Agreement between Company and Jonathan Ward (4)(14)
10.20	Lease Agreement by and between Edgewood General Partnership and HR Logic, dated July 6, 2000 (6)
10.21	First Amendment to Lease Agreement by and between Edgewood General Partnership and HR Logic, dated December 7, 2000 (6)
10.22	Second Amendment to Lease Agreement by and between Edgewood General Partnership and Cross Country TravCorps, dated April 29, 2002 (6)
10.23	Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc. dated November 3, 1999 (6)
10.24	First Amendment to Lease Agreement by and between Petula Associates, Ltd. and Principal Life Insurance Company and Clinical Trials Support Services, Inc., dated December 20, 1999 (6)
10.25	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 21, 2001 (6)
10.26	Lease Agreement by and between Newtown Street Road Associates and Med-Staff, Inc., dated June 23, 1998 (6)
10.27	Second Amendment to Lease, dated October 10, 2003, between Canterbury Hall IC, LLC and ClinForce, Inc. (7)
10.28	Lease Agreement, dated January 30, 2004, between Goldberg Brothers Real Estate, LLC and TVCM, Inc. (7)
10.29	First Amendment to Lease Agreement, dated December 11, 2001, between Clayton Investors Associates LLC and Cejka & Company (8)
10.30	First Amendment to Lease Agreement, dated December 22, 1999, between Newtown Street Road Associates and MedStaff, Inc. (8)
10.31	Second Amendment to Lease Agreement, dated June 21, 2001 between Newtown Street Road Associates and MedStaff, Inc. (8)
10.32	Lease Agreement, dated August 23, 2003, between Corporex Key Limited Partnership No. 8 and Cross Country Seminars, Inc. (8)
10.33	Form of Incentive Stock Option Agreement (8) (14)
10.34	Third Amendment to Lease, dated October 6, 2004, between Canterbury Hall IC, LLC and ClinForce, Inc. (9)
10.35	First Amendment to Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P., and Cross Country Seminars, Inc. (10)
10.36	Fourth Amendment to Lease Agreement, dated December 15, 2005, by and between Canterbury Hall, IC, LLC, and Clinforce, Inc. (13)
10.37	Lease Agreement, dated February 15, 2006, between MedStaff, Inc. and Campus Investors D Building, L.P. (13)
10.38	Lease Guaranty Agreement by and between Cross Country Healthcare, Inc. and Campus Investors D Building, L.P. dated February 17, 2006. (13)

EXHIBIT INDEX (CONTINUED)

No.	Description
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

10.58	Lease Agreement dated August 7, 2006, between Brandywine Operating Partnership, L.P. and ClinForce, Inc. (29)
10.59	First Amendment to Lease Agreement dated January 2, 2007, by and between Brandywine Operating Partnership, L.P. and ClinForce, Inc. (29)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.60	Second Amendment to Lease Agreement dated September 23, 2008, by and between G &I VI 321/323 NORRISTOWN FE LLC (successor to Brandywine Operating Partnership, L.P.) and ClinForce, Inc. (29)
10.61	Employment Agreement, dated as of September 9, 2008, by and between Jim Ginter and StoneCo H, Inc. (14)(29)
10.62	Employment Agreement, dated as of September 9, 2008, by and between Mike Pretiger and StoneCo H, Inc. (14)(29)
10.63	Employment Agreement, dated as of September 9, 2008, by and between Anne Anderson and StoneCo H, Inc. (14)(29)
10.64	Form of Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (14)(28)(29)
10.65	Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (14)(21)(29)
10.66	Third Amendment to Lease Agreement dated October 30, 2008, by and between G &I VI 321/323 NORRISTOWN FE LLC (successor to Brandywine Operating Partnership, L.P.) and ClinForce, Inc. (29)
10.67	Amended and Restated Executive Severance Policy of Cross Country Healthcare, Inc. dated as of January 1, 2008 (14)(29)
10.68	First Amendment and Consent to Credit Agreement, dated June 2007 (17)
10.69	Lease Agreement, dated July 1, 2010, between Goldberg Brothers Real Estate LLC and MCVT, Inc. (30)
10.70	Leave and License Agreement, dated July 28, 2010, between Subhash Gaikwad, Hindu Undivided Family and Crosscountry Infotech Pvt. Ltd. (30)
10.71	Deed of Cancellation of The Leave and License Agreement, dated July 28, 2010, between Subhash Gaikwad, Hindu Undivided Family and Crosscountry Infotech Pvt. Ltd. (31)
10.72	Leave and License Agreement dated October 15, 2010 between Cross Country InfoTech, Ltd. And Shri Subhash Dattatraya Angal (31)
10.73	Amended and Restated Executive Severance Plan of Cross Country Healthcare, Inc. (32)
10.74

First Amendment to Credit Agreement and Master Amendment to Loan Documents, dated as of May 28, 2010, by and among Cross Country Healthcare, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (32)

14.1	Code of Ethics (8)
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer
———————
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-64914, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-83450, and incorporated by reference herein.
(3)	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q during the year ended December 31, 2002, and incorporated by reference herein.
(4)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
(5)	Previously filed as an exhibit in the Company’s Form 8-K dated June 6, 2003, and incorporated by reference herein.
(6)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

EXHIBIT INDEX (CONTINUED)

(7)	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.
(8)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.
(9)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(10)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(11)	Previously filed as an exhibit in the Company’s Form 8-K dated July 18, 2006 and incorporated by reference herein.
(12)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(13)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
(14)	Management contract or compensatory plan or arrangement.
(15)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.
(16)	Previously filed as exhibit in the Company’s Form 8-K dated June 12, 2007 and incorporated by reference herein.
(17)	Previously filed as an exhibit in the Company’s Form 8-K dated June 15, 2007 and incorporated herein by reference.
(18)	Previously filed as exhibit in the Company’s Form 8-K dated July 13, 2007 and incorporated by reference herein.
(19)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein.
(20)	Previously filed as exhibit in the Company’s Form 8-K dated May 15, 2007 and incorporated by reference herein.
(21)	Previously filed as exhibit in the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.
(22)	Previously filed as an exhibit in the Company’s Form 8-K filed on July 25, 2008 and incorporated herein by reference.
(23)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(24)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(25)	Previously filed as an exhibit in the Company’s Form 8-K dated September 11, 2008 and incorporated by reference herein.
(26)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.
(27)	Previously filed as an exhibit in the Company’s Form 8-K dated November 25, 2008 and incorporated by reference herein.
(28)	Previously filed as an exhibit in the Company’s S-8 dated August 15, 2007 and incorporated by reference herein.
(29)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.
(30)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein.
(31)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.
(32)	Previously filed as an exhibit in the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Boca Raton, Florida

March 11, 2011

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$10,956,664	$6,860,827
Short-term cash investments	1,870,351	1,708,018
Accounts receivable, less allowance for doubtful accounts of $3,500,968 in 2010 and $4,544,954 in 2009	64,395,140	70,172,107
Deferred tax assets	11,800,778	11,793,734
Income taxes receivable	5,595,319	7,404,830
Prepaid rent on field employees’ apartments	1,598,169	1,659,509
Other prepaid expenses	4,932,132	4,593,645
Deposits on field employees’ apartments, net of allowance of $99,872 in 2010 and $163,368 in 2009	315,122	290,170
Insurance recoveries receivable	2,616,701	870,328
Other current assets	334,127	380,109
Total current assets	104,414,503	105,733,277
Property and equipment, net of accumulated depreciation and amortization of $43,412,061 in 2010 and $41,759,619 in 2009	14,536,191	19,706,467
Trademarks, net	52,054,482	62,857,489
Goodwill, net	143,349,300	130,700,479
Other identifiable intangible assets, net	24,680,450	28,572,449
Debt issuance costs, net of accumulated amortization of $2,403,790 in 2010 and $1,844,702 in 2009	2,112,120	1,536,278
Non-current deferred tax assets	2,483,645	5,390,350
Other long-term assets	4,577,076	2,092,106
Total assets	$348,207,767	$356,588,895

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,943,515	$8,143,281
Accrued compensation and benefits	17,257,862	16,139,503
Current portion of long-term debt	7,957,495	5,733,299
Interest rate swaps - current	––	1,427,073
Other current liabilities	3,744,510	3,113,019
Total current liabilities	36,903,382	34,556,175
Long-term debt	45,555,501	56,781,179
Other long-term liabilities	19,740,008	19,181,003
Total liabilities	102,198,891	110,518,357
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 31,102,682 and 31,009,404 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,110	3,101
Additional paid-in capital	243,004,522	240,869,496
Accumulated other comprehensive loss	(2,400,731)	(2,978,897)
Retained earnings	5,401,975	8,176,838
Total stockholders’ equity	246,008,876	246,070,538
Total liabilities and stockholders’ equity	$348,207,767	$356,588,895

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009	2008
Revenue from services	$468,561,524	$578,237,482	$734,246,671
Operating expenses:
Direct operating expenses	336,250,100	424,983,996	547,752,917
Selling, general and administrative expenses	108,983,689	120,689,867	130,722,145
Bad debt expense	293,795	––	950,711
Depreciation	8,043,548	8,773,088	7,636,712
Amortization	3,850,867	4,017,968	3,165,797
Impairment charges	10,764,000	1,725,926	244,094,000
Legal settlement charge	––	345,000	––
Total operating expenses	468,185,999	560,535,845	934,322,282

Income (loss) from operations	375,525	17,701,637	(200,075,611)

Other expenses (income):
Foreign exchange loss (income)	75,543	66,433	(131,956)
Interest expense, net	4,071,582	6,173,457	4,224,537
Other income	––	(192,937)	––
(Loss) income before income taxes	(3,771,600)	11,654,684	(204,168,192)
Income tax (benefit) expense	(996,737)	4,960,376	(61,223,579)
Net (loss) income	$(2,774,863)	$6,694,308	$(142,944,613)

Net (loss) income per common share—basic	$(0.09)	$0.22	$(4.64)

Net (loss) income per common share—diluted	$(0.09)	$0.22	$(4.64)

Weighted average common shares outstanding—basic	31,060,426	30,824,660	30,825,099

Weighted average common shares outstanding—diluted	31,060,426	30,999,446	30,825,099

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2007	31,576,959	$3,158	$245,843,655	$163,242	$144,427,143	$390,437,198
Exercise of stock options	104,626	10	1,013,863	—	—	1,013,873
Vesting of restricted stock	17,518	1	(92,236)	—	—	(92,235)
Tax benefit of share-based compensation	—	—	151,865	—	—	151,865
Stock repurchase and retirement	(924,235)	(92)	(10,775,313)	—	—	(10,775,405)
Equity compensation	—	—	1,230,068	—	—	1,230,068
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(3,541,727)	—	(3,541,727)
Net unrealized losses on hedging transactions	—	—	—	(1,455,912)	—	(1,455,912)
Net loss	—	—	—	—	(142,944,613)	(142,944,613)
Total comprehensive loss						(147,942,252)
Balance at December 31, 2008	30,774,868	3,077	237,371,902	(4,834,397)	1,482,530	234,023,112
Exercise of stock options	196,583	20	1,523,498	—	—	1,523,518
Vesting of restricted stock	37,953	4	(80,649)	—	—	(80,645)
Tax benefit of share-based compensation	—	—	92,194	—	—	92,194
Equity compensation	—	—	1,962,551	—	—	1,962,551
Comprehensive income:
Foreign currency translation adjustment	—	—	—	1,076,858	—	1,076,858
Net change in fair value of hedging transactions	—	—	—	729,544	—	729,544
Net change in fair value of marketable securities	—	—	—	49,098	—	49,098
Net income	—	—	—	—	6,694,308	6,694,308
Total comprehensive income						8,549,808
Balance at December 31, 2009	31,009,404	3,101	240,869,496	(2,978,897)	8,176,838	246,070,538
Vesting of restricted stock	93,278	9	(226,303)	—	—	(226,294)
Tax deficit of share-based compensation	—	—	(295,575)	—	—	(295,575)
Equity compensation	—	—	2,656,904	—	—	2,656,904
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(109,885)	—	(109,885)
Net change in fair value of hedging transactions	—	—	—	726,367	—	726,367
Net change in fair value of marketable securities	—	—	—	(38,316)	—	(38,316)
Net loss	—	—	—	—	(2,774,863)	(2,774,863)
Total comprehensive loss						(2,196,697)
Balance at December 31, 2010	31,102,682	$3,110	$243,004,522	$(2,400,731)	$5,401,975	$246,008,876

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net (loss) income	$(2,774,863)	$6,694,308	$(142,944,613)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	293,795	––	950,711
Depreciation	8,043,548	8,773,088	7,636,712
Amortization	3,850,867	4,017,968	3,165,797
Impairment charges	10,764,000	1,725,926	244,094,000
Legal settlement charge	––	345,000	––
Deferred income tax expense (benefit)	5,378,275	9,237,802	(68,223,408)
Amortization of debt issuance costs	867,363	1,139,331	383,739
Equity compensation	2,656,904	1,962,551	1,230,068
Other noncash charges	(180,246)	489,449	––
Changes in operating assets and liabilities:
Accounts receivable	5,456,796	47,737,783	19,255,354
Prepaid rent, deposits, and other assets	(2,237,222)	7,924,663	3,537,056
Income taxes	(795,266)	(5,384,665)	(2,249,691)
Accounts payable and accrued expenses	(287,573)	(11,289,283)	(14,785,939)
Other liabilities	485,195	(973,993)	(964,378)
Net cash provided by operating activities	31,521,573	72,399,928	51,085,408
Investing activities
Purchases of property and equipment, net	(2,391,101)	(2,452,769)	(4,688,610)
Acquisition of MDA Holdings, Inc., net of cash acquired	(12,826,184)	(6,803,789)	(111,740,667)
Acquisition of Assent Consulting, net of cash acquired	––	––	(4,551,715)
Acquisition of AKOS Limited, net of cash acquired	––	(748,242)	(2,143,648)
Acquisition of assets of Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC	––	––	(6,436,000)
Other investing activities	(981,324)	(1,708,018)	––
Net cash used in investing activities	(16,198,609)	(11,712,818)	(129,560,640)
Financing activities
Debt issuance costs	(1,480,098)	––	(2,635,475)
Exercise of stock options	––	1,523,518	1,013,873
Tax benefit of stock option exercises	––	92,194	151,865
Repurchase of stock for restricted tax withholdings	(226,294)	(80,645)	(92,235)
Release of restricted cash	––	5,000,000	––
Stock repurchase and retirement	––	––	(10,775,405)
Repayment of debt and note payable	(13,484,923)	(90,826,797)	(99,494,759)
Proceeds from issuance of debt	4,000,000	20,075,000	191,817,000
Net cash (used in) provided by financing activities	(11,191,315)	(64,216,730)	79,984,864
Effect of exchange rate changes on cash	(35,812)	217,606	(403,328)
Change in cash and cash equivalents	4,095,837	(3,312,014)	1,106,304
Cash and cash equivalents at beginning of year	6,860,827	10,172,841	9,066,537
Cash and cash equivalents at end of year	$10,956,664	$6,860,827	$10,172,841
Supplemental disclosure of noncash investing and financing activities
Equipment purchased through capital lease obligations	$483,440	$122,496	$1,306,781
Supplemental disclosure of cash flow information
Interest paid	$3,349,013	$5,007,477	$3,809,038
Income taxes paid	$936,768	$2,146,070	$8,632,450
Income tax refunds	$(6,452,303)	$(1,523,590)	$(104,972)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Subsequent acquisitions and dispositions were made and currently, Cross Country Healthcare, Inc. (the Company) is a leading provider of nurse and allied staffing services in the United States, a national provider of multi-specialty locum tenens (temporary physician staffing) services, a provider of clinical trial services to global pharmaceutical and biotechnology customers, as well as a provider of other human capital management services focused on healthcare.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries: CC Staffing, Inc., Cross Country TravCorps, Inc., MCVT, Inc., Cross Country Local, Inc, CC Local, Inc., Med-Staff, Inc. (MedStaff), HealthStaffers, Inc., Assignment America, Inc., ClinForce, LLC (ClinForce), Metropolitan Research Associates, Inc. (d/b/a Akos US), Metropolitan Research Staffing Associates, Inc., Cejka Search, Inc., MRA Search, Inc., Cross Country Education, LLC, Cross Country Capital, Inc., Cross Country Infotech, Pvt Ltd. (India), Assent Consulting, Cross Country Holdco (Cyprus) Limited, Cross Country Healthcare UK HoldCo Limited, AKOS Limited (UK), , MDA Holdings, Inc., Medical Doctor Associates, LLC, Allied Health Group, LLC, Credent Verification and Licensing Services, LLC, Jamestown Indemnity, Ltd., and Cross Country Publishing, LLC. In January 2009, Cross Country Healthcare, Inc. transferred ownership of ClinForce, LLC to MedStaff, Inc. In September 2009, Metropolitan Research Staffing Associates, Inc. merged into ClinForce, LLC. In December 2009, HealthStaffers, Inc. was dissolved. All material intercompany transactions and balances have been eliminated in consolidation. Subsequent events have been evaluated through the filing date of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. The Company invests its excess cash in highly rated overnight funds and other highly rated liquid accounts.

Cash Investments

Short-term cash investments on the accompanying consolidated balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At December 31, 2010, other long-term assets include approximately $908,000 of foreign investments in highly liquid time deposits with original maturities greater than one year. The Company did not have any long-term cash investments at December 31, 2009.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

2.

Summary of Significant Accounting Policies (continued)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers and pharmaceutical and biotech companies and accounts receivable represent amounts due from them. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as past experience with the customer. The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single customer accounted for more than 4 % of the Company’s revenue during 2010, 4% during 2009 and 3% during 2008. An aggregate of approximately 17% and 18% of the Company’s outstanding accounts receivable as of December 31, 2010 and 2009, respectively, were due from five customers.

Prepaid Rent and Deposits

The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses on the accompanying consolidated statements of operations. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits on field employees’ apartments shown on the accompanying consolidated balance sheets relate to these short-term agreements.

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

The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. As of December 31, 2010 and 2009, the Company had five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trial services, 4) retained search and 5) education and training.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. In accordance with this Topic, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow as expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.  See Note 3 – Goodwill and Intangible Assets where discussed further.

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

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has a letter of credit structure to guarantee payments of claims. At December 31, 2010 and 2009, respectively, the Company had outstanding approximately $7,199,000 and $7,149,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

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

DECEMBER 31, 2010

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

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, CRNAs and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company (the Captive) and a wholly-owned subsidiary of MDA Holdings, Inc. Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. The value of the letter of credit was secured by $5,000,000 of cash held by the Captive as restricted cash at December 31, 2008. During 2009, the cash was released from restriction and replaced by a letter of credit under the Company’s credit facility. As of December 31, 2010 and 2009, the amount of the letter of credit was $5,532,742.

Subject to certain limitations, the Company also has $5,000,000 per occurrence and $10,000,000 in the aggregate in umbrella liability coverage after $2,000,000 is exhausted under the primary and excess professional liability policies covering the working nurses and allied healthcare professionals. While this umbrella coverage does not extend to professional liability claims against MDA, its independent contractor physicians, CRNAs and allied health professionals, it does cover claims brought against all of the Company’s subsidiaries for non-patient general liability ($250,000 deductible), employee liability ($1,000,000 deductible), non-owned hired auto ($1,000,000 deductible) and clinical trial/errors and omissions ($500,000 deductible and a cap of $5,000,000 in coverage under the umbrella policy).

The Company records the receivable portion of certain of its insurance claims in accordance with the Other Expenses/Insurance Costs Topic of the FASB ASC. The Company’s consolidated balance sheets as of December 31, 2010 and 2009 reflects the current portion of the receivable of certain of its insurance claims as insurance recoveries receivable and the long-term portion as other long-term assets. The related current liability is included in accrued compensation and benefits and the long-term portion of the liability is recorded in other long-term liabilities. See Note 6 – Accrued Compensation and Benefits for further information.

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

Revenue Recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. At December 31, 2010 and 2009, the amounts accrued are approximately $8,751,000 and $13,892,000, respectively.

The Company has entered into certain contracts with acute care facilities to provide comprehensive vendor management services. Under these contract arrangements, the Company uses its nurses along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid after the Company has received payment from the acute care facility.

Management fees are included in some of the Company’s clinical research contracts that cover the life of a project. These fees are recognized on a straight-line basis for the specific length of the project.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

2.

Summary of Significant Accounting Policies (continued)

Revenue on permanent placements is recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2010, 2009, and 2008, such losses, if any, were nominal.

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

The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and totaled approximately $2,657,000; $1,963,000 and $1,230,000, during the years ended December 31, 2010, 2009 and 2008, respectively. Related deferred tax benefits of approximately $1,013,000; $718,000 and $436,000, respectively, were recorded during the years ended December 31, 2010, 2009 and 2008. See Note 13 – Stockholders’ Equity for further information about the Company’s current share-based compensation programs.

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $2,506,000; $3,704,000 and $6,419,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized and expensed when the related event takes place. At December 31, 2010 and 2009, approximately $1,347,000 and $1,586,000, respectively, of these costs are included in other prepaid expenses on the consolidated balance sheets.

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

DECEMBER 31, 2010

2.

Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, net changes in the fair value of hedging transactions, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss (OCL) in the accompanying consolidated balance sheets and was approximately $2,412,000 and $2,302,000 at December 31, 2010 and 2009, respectively.

The net change in fair value of hedging transactions (excluding ineffectiveness reclassified to interest expense), related to the Company’s interest rate swap agreements, is included in accumulated OCL in the accompanying consolidated balance sheets and was approximately $726,000, net of deferred taxes, at December 31, 2009. See Interest Rate Swap Agreements below and Note 8 - Interest Rate Swap Agreements for further information.

The net change in fair value of marketable securities is included in accumulated OCL in the accompanying consolidated balance sheets and was approximately $19,000, net of deferred taxes, or $11,000 after tax, representing holding gains for its marketable securities as of December 31, 2010. As of December 31, 2009, the net change in fair value of marketable securities included in accumulated OCI was approximately $82,000, net of deferred taxes, or $49,000 after tax. The net change in fair value of marketable securities includes the reclassification of unrealized gains upon the sale of securities and gains or losses related to the change in fair value of the remaining marketable securities. In the year ended December 31, 2009, a portion of the marketable securities were sold for approximately $240,000 resulting in a gain of $192,937 included in other income on the consolidated statements of operations. The Company used the specific identification method to determine the cost of the securities sold.

Income tax expense related to the components of other comprehensive income (loss) was approximately $445,000 and $489,000 for the years ended December 31, 2010 and 2009, respectively. Income tax benefit related to the components of comprehensive income (loss) was approximately $927,000 for the year ended December 31, 2008. Total comprehensive income (loss) is stated on the face of the Company’s consolidated statements of changes in stockholders’ equity.

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term cash investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan facility and term loan approximate fair value as the interest rates are tied to a quoted variable index. Derivative financial instruments (interest rate swap agreements) are recorded at fair value based on available quotations provided by a recognized dealer in such hedging agreements.

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. As of December 31, 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its marketable securities and deferred compensation liability. As of December 31, 2009, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its marketable securities, interest rate swap agreements and deferred compensation liability. See Note 8 - Interest Rate Swap Agreements and Note 9 – Fair Value Measurements for relevant disclosures.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

2.

Summary of Significant Accounting Policies (continued)

Interest Rate Swap Agreements

The Derivatives and Hedging Topic of the FASB ASC requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting.

The Company has used derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The objective of the hedges has been to reduce the exposure to adverse fluctuations in floating interest rates tied to LIBOR borrowings as required by the Company’s credit agreement and not for trading purposes. The interest rate swap agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2009, more than 100% of the Company’s variable rate debt had its interest payments designated as the hedged forecasted transactions. The Company had formally documented the hedging relationships and accounted for the derivatives as cash flow hedges. Gains or losses resulting from changes in the fair value of these agreements had been recorded in other comprehensive loss, net of tax, until either the hedged item is recognized in earnings or the cash flow is no longer probable. The Company formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in the hedging transactions were highly effective in offsetting changes in fair values or cash flows of the hedged items. Any ineffectiveness was recorded directly to earnings. See Note 8 - Interest Rate Swap Agreements for full disclosures of interest rate swap agreements entered into in 2008, pursuant to the disclosure requirements of Derivatives and Hedging Topic of the FASB ASC.

Reclassifications

Certain 2009 and 2008 statement of operations, statement of cash flows, and footnote amounts has been reclassified to conform to the 2010 presentation.  Certain 2009 balance sheet amounts have been reclassified to conform to the 2010 presentation.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (Update) No. 2010-24, Presentation of Insurance Claims and Related Insurance Recoveries, which clarifies that a health care entity should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating its impact and expects to reclassify certain amounts on its consolidated balance sheet beginning in the first quarter of 2011.

3.

Goodwill and Other Identifiable Intangible Assets

As of December 31, 2010 and 2009, the Company had the following acquired intangible assets:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Databases	$14,186,567	$13,017,766	$1,168,801	$14,194,891	$12,572,084	$1,622,807
Customer relations	34,938,983	12,017,001	22,921,982	34,989,973	8,939,998	26,049,975
Non-compete agreements	4,153,000	3,563,333	589,667	4,153,000	3,253,333	899,667
Trademark	340,000	340,000	––	340,000	340,000	––
	$53,618,550	$28,938,100	$24,680,450	$53,677,864	$25,105,415	$28,572,449
Intangible assets not subject to amortization:
Goodwill	$145,242,144	$1,892,844	$143,349,300	$132,593,323	$1,892,844	$130,700,479
Trademarks	53,455,651	1,401,169	52,054,482	64,258,658	1,401,169	62,857,489
	$198,697,795	$3,294,013	$195,403,782	$196,851,981	$3,294,013	$193,557,968

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

3.

Goodwill and Other Identifiable Intangible Assets (continued)

Estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2011	$3,484,000
2012	3,236,000
2013	3,083,000
2014	2,837,000
2015	2,683,000
Thereafter	9,357,000
$24,680,000

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Segment	Physician Staffing Segment	Clinical Trial Services Segment	Other Human Capital Management Services Segment	Total
Balances as of December 31, 2009: Aggregate goodwill acquired	$259,150,099	$31,161,171	$62,082,147	$19,307,062	$371,700,479
Accumulated impairment loss	(241,000,000)	––	––	––	(241,000,000)
Goodwill, net of impairment loss	18,150,099	31,161,171	62,082,147	19,307,062	130,700,479
Additions to aggregate goodwill in 2010:
Earnout payment for MDA	582,309	12,243,875	––	––	12,826,184
Currency translation adjustment for AKOS	––	––	(177,363)	––	(177,363)
Balances as of December 31, 2010:
Aggregate goodwill acquired	259,732,408	43,405,046	61,904,784	19,307,062	384,349,300
Accumulated impairment loss	(241,000,000)	––	––	––	(241,000,000)
Goodwill, net of impairment loss	$18,732,408	$43,405,046	$61,904,784	$19,307,062	$143,349,300

Impairment of Goodwill and Other Intangible Assets

Goodwill

The Company performed its annual impairment assessment in the fourth quarters of 2010, 2009 and 2008. Upon completion of the first step in its annual impairment assessment as of December 31, 2010 and 2009, the Company determined that no impairment was indicated. For the impairment test in the fourth quarter of 2010 and 2009, the Company estimated the fair value of each of its five reporting units based on a weighting of both the income approach and the market approach.

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed within the Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted operating cash flows, revenue, margins, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, ranging from 10.4% to 15.4%.

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. The Company utilized total enterprise value/revenue multiples ranging from 0.5 to 1.4 and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 9.8 to 13.5. The reporting unit’s market value was determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for its nurse and allied, physician and clinical trial staffing businesses; a 100%

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

3.

Goodwill and Other Identifiable Intangible Assets (continued)

weighting to the EBITDA multiples for the education and training reporting unit and 100% weighting to revenue multiples for its retained search reporting unit. The fair value under the market approach included a control premium of 35%, which is an amount the Company estimates a buyer would be willing to pay in excess of the current market price in order to acquire a controlling interest. The control premium was determined based on a review of comparative market transactions. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of the reporting units.

Upon completion of fourth quarter 2010 assessment, the Company determined that the estimated fair value of all of the Company’s reporting units exceeded their respective carrying values. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, during the fourth quarter of 2008, the Company performed its annual impairment testing and determined that the fair value of the goodwill related to its nurse and allied staffing reporting unit was lower than its carrying value. The decrease in value resulted from a combination of depressed equity market values and lower projected near-term growth rates for the nurse and allied staffing business arising from the significant down-turn in the U.S. economy and adverse labor and financial markets that rapidly deteriorated during the fourth quarter of 2008. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (see Note 1 – Organization and Basis of Presentation), and subsequent nurse staffing acquisitions made through 2003. A non-cash pretax charge of approximately $241,000,000 was recorded to reduce the carrying value of goodwill to its estimated fair value. This charge is included in impairment charges on the consolidated statements of operations for the year ended December 31, 2008.

Other Intangible Assets

During the fourth quarter of 2010, in accordance with the Property, Plant and Equipment/Impairment or Disposal of Long-Lived Assets Topic of the FASB ASC, the Company conducted an assessment of the trademarks related to its MDA Holdings, Inc. acquisition. Impairment charges of $10,764,000 in the year ended December 31, 2010 resulted from the impact lower locum tenens usage has had on its long term revenue forecast. Thus, the calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademarks acquired with the MDA acquisition in September 2008 may not be fully recoverable.  In order to determine the fair value of its trademarks, the Company discounted to present value the implied after-tax royalty savings based on a long-term forecast of revenues associated with the respective trademarks. Based on the calculation of fair value, the Company recorded a pre-tax non-cash impairment charge, of which $10,037,000 related to the physician staffing segment and $727,000 related to the nurse and allied staffing segment. This charge is included in impairment charges on the consolidated statement of operations for the year ended December 31, 2010.

During the fourth quarter of 2009, the Company conducted an assessment of a particular trademark and database in its clinical trial services segment due to a change in marketing strategy for the business that indicated the carrying amount of the trademark and database may not be recoverable. The Company streamlined its non-staffing operations within the clinical trial services segment to gain efficiencies. Based on these circumstances, the Company recorded a pre-tax non-cash impairment charge which represented the entire carrying value of this trademark and database of approximately $1,726,000. This charge is included in impairment charges on the consolidated statement of operations for the year ended December 31, 2009.

During the fourth quarter of 2008, the Company conducted an assessment of a particular customer relationship in its clinical trial services segment due to a change in circumstance that indicated the carrying amount of this intangible asset may not be recoverable. The relationship with this customer remains in good standing; however, the customer began to use offshore staffing to meet some of its needs and did not renew one of its contracts which expired in 2009. The expiration of this particular contract impacted the projected revenue stream utilized in assessing the value of this intangible asset. The Company does have other ongoing contracts with this customer that is expected to continue to generate business, but they are not significant or sufficient enough to replace the revenue stream that ended in 2009. In addition, the Company was unable to estimate any significant revenue stream in order to properly calculate an estimated fair value of this relationship. Based on these circumstances, the Company recorded a pre-tax non-cash impairment charge which represented the entire carrying value of this customer relationship of approximately $3,094,000. This charge is also included in impairment charges on the consolidated statements of operations for the year ended December 31, 2008.

At December 31, 2010 and 2009, the Company believes no other impairment of long-lived assets or intangible assets exist.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

4.

Acquisitions

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). The Company paid $115,870,000 in cash at closing, which included $3,554,000 as an estimated net working capital adjustment which was subject to final adjustments. Of the cash paid at closing, approximately $8,690,000 was held in escrow to cover any post-closing liabilities (Indemnification Escrow) and $250,000 was held in escrow to cover any net working capital adjustments (Net Working Capital Escrow). During the fourth quarter of 2008, approximately $1,590,000 of the Indemnification Escrow was released to the Company and recorded to goodwill as a reduction in purchase price. Also during the fourth quarter of 2008, the Company finalized the net working capital adjustment and calculated an additional payment to the sellers of approximately $100,000 which was paid and included in goodwill as additional purchase price. In connection with this net working capital adjustment, the entire Net Working Capital Escrow of $250,000 was also released to the sellers. Additionally, a post-closing adjustment to the purchase price of approximately $302,000 was paid to the sellers in the fourth quarter of 2008 and included in goodwill as additional purchase price.

The transaction also included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2009, the Company paid approximately $6,748,000 related to the 2008 performance. In the second quarter of 2010, the Company paid approximately $12,826,000 related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. During the year ended December 31, 2010, approximately $3,541,000 was released to the seller from the indemnification escrow account leaving a balance of approximately $3,566,000 at December 31, 2010.

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

Headquartered in Norcross, Georgia, MDA provides multi-specialty locum tenens (temporary physician staffing) and allied staffing services to the healthcare industry in all 50 states. MDA is a provider of locum tenens staffing solutions through its independent contract physicians. In addition, MDA has an in-house Credentials Verification Organization (Credent) that is certified by the National Committee for Quality Assurance. Credent verifies critical credentials prior to physician assignments. MDA offers its physicians occurrence-based malpractice coverage. See Note 2 – Reserves for Claims for additional information.

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

Assent Consulting

In July 2007, the Company completed the acquisition of all of the shares of privately-held Assent Consulting (Assent). This transaction included an earnout provision based on 2007 and 2008 performance criteria. This contingent consideration was not related to the sellers’ employment. In April 2008, the Company paid approximately $4,552,000 related to 2007 performance satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Approximately $2,000,000 of the payment was being held in escrow, subject to forfeiture to the Company, to the extent a 2008 performance milestone was not achieved. Based on 2008 performance, the full amount was released to the sellers in the first quarter of 2009. The earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. In addition, in the first quarter of 2009, the escrow for post-closing

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

4.

Acquisitions (continued)

liabilities of $1,000,000 was released to the sellers. Assent provides staffing services primarily consisting of highly qualified clinical research, biostatistics, and drug safety professionals to companies in the pharmaceutical and biotechnology industries.

AKOS Limited

In June 2007, the Company acquired all of the shares of privately-held AKOS Limited (AKOS), based in the United Kingdom. This transaction included an earnout provision based on 2007 and 2008 performance, as defined by the share purchase agreement. In the first quarter of 2008, the Company paid £1,054,000 (approximately $2,111,000) related to the 2007 performance. In the second quarter of 2009, the Company paid the sellers approximately £509,000 (approximately $748,000) related to the 2008 performance. The payments have been allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. During the fourth quarter of 2008, all of the funds held in escrow were released to the sellers. AKOS is a provider of drug safety, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia.

Metropolitan Research

In August 2006, the Company acquired substantially all of the assets of privately-held Metropolitan Research Associates, LLC and Metropolitan Research Staffing Associates, LLC (collectively “Metropolitan Research”). This transaction included a potential earnout payment of up to a maximum of $6,436,000 based on 2006 and 2007 performance, as defined. During the year ended December 31, 2008, the Company paid $6,436,000 satisfying all earnout payments. This contingent consideration was not related to the sellers’ employment and was allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. Metropolitan Research provides drug safety monitoring, contract research and clinical trial staffing and services to the pharmaceutical, biotech and medical device industries.

5.

Property and Equipment

At December 31, 2010 and 2009, property and equipment consist of the following:

		December 31,
	Useful Lives	2010	2009
Computer equipment	3-5 years	$13,134,494	$11,933,314
Computer software	3-5 years	34,749,154	38,917,694
Office equipment	5-7 years	3,881,739	3,988,990
Furniture and fixtures	5-7 years	3,061,019	3,493,510
Leasehold improvements	(a)	3,121,846	3,132,578
		57,948,252	61,466,086
Less accumulated depreciation and amortization		(43,412,061)	(41,759,619)
		$14,536,191	$19,706,467

———————

(a)

See Note 2 – Summary of Significant Accounting Policies.

During the year ended December 31, 2010, the Company wrote off approximately $6,078,000 of fully depreciated property and equipment.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

6.

Accrued Compensation and Benefits

At December 31, 2010 and 2009, accrued compensation and benefits consist of the following:

	December 31,
	2010	2009
Salaries and payroll taxes	$5,640,686	$5,911,887
Bonuses	1,728,867	1,734,860
Accrual for workers’ compensation claims	4,242,681	2,213,833
Accrual for health care benefits	1,182,528	1,450,723
Accrual for professional liability insurance	2,823,422	3,149,129
Accrual for vacation	1,639,678	1,679,071
	$17,257,862	$16,139,503

Workers’ compensation and professional liability amounts are also included in the following accounts:

	December 31,
	2010	2009
Insurance recoveries receivable:
Insurance recovery for workers’ compensation	$2,420,701	$505,328
Insurance recovery for professional liability	196,000	365,000
	$2,616,701	$870,328
Other long-term assets:
Insurance recovery for workers’ compensation - long-term	$2,529,908	$554,532
Insurance recovery for professional liability - long-term	371,051	940,390
Long-term cash investments	907,515	––
Security deposits - long-term	709,404	474,234
Marketable securities - long-term	59,198	122,950
	$4,577,076	$2,092,106
Other long-term liabilities:
Unrecognized tax benefits - long-term	$4,124,242	$3,551,607
Accrual for workers’ compensation claims - long-term	4,434,086	2,429,394
Accrual for professional liability insurance - long-term	8,196,734	10,062,245
Deferred compensation	1,480,127	1,376,008
Deferred rent - long-term	1,478,372	1,761,749
Other long-term liabilities	26,447	––
	$19,740,008	$19,181,003

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

7.

Long-term Debt

At December 31, 2010 and 2009, long-term debt consists of the following:

	December 31,
	2010	2009
Term loan, interest at 2.29% and 1.99% at December 31, 2010 and 2009, respectively	$53,039,340	$62,109,277
Capital lease obligations	473,656	405,201
	53,512,996	62,514,478
Less current portion	(7,957,495)	(5,733,299)
	$45,555,501	$56,781,179

On May 28, 2010, the Company entered into a first amendment to its Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extended the maturity date of the revolving credit facility from November 2010 to September 2013 to be coterminous with its term loan facility, and reduced`` its existing revolving credit facility to $50,000,000 from $75,000,000, and its sublimit for letters of credit to $20,000,000 from $35,000,000. Its sublimit for the issuance of Swingline Loans (as defined in the Credit Agreement) remained at $10,000,000. The Company paid $1,480,000 of financing fees related to this amendment, that have been capitalized as debt issuance costs on the consolidated balance sheet as of December 31, 2010. Debt issuance costs related to this amendment are being amortized on a straight-line basis over the remaining term of the Credit Agreement. In addition, the Company wrote off an immaterial amount of debt issuance costs related to the reduction of the size of the revolving credit facility.

The revolving loan facility and term loan bear interest at a rate of, at the Company’s option, either: (i) London Interbank Offered Rate (“LIBOR”) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin. As of December 31, 2010, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The interest rate spreads on its term loans as of December 31, 2010 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2010 was 0.625%.

The revolving loan facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of December 31, 2010, the Company did not have any borrowings outstanding under its revolving credit facility, but had $12,731,838 of standby letters of credit outstanding under this facility, leaving $37,268,162 available for borrowing. The letters of credit relate to the Company’s workers’ compensation and professional liability policies as previously disclosed in the Reserves for Claims section in Note 2 – Summary of Significant Accounting Policies.

As of December 31, 2010, the Company was in compliance with the financial covenants and other covenants contained in the agreement. Specifically, the table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of December 31, 2010.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.08 to 1.00
Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	8.08 to 1.00
Maximum Capital Expenditures for 2010 (c)	$16.5 million	$2.4 million

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

7.

Long-term Debt (continued)

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

The terms of the Credit Agreement include customary covenants and events of default for similarly leveraged deals. The Credit Agreement includes a mandatory prepayment provision, which requires the Company to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of debt or equity. In addition, when its Consolidated Total Leverage Ratio, as defined by the Credit Agreement, as of the end of a fiscal year is greater than or equal to 1.50 to 1.00, the Company is required to make principal prepayments of at least 50% of Excess Cash Flow, as defined by the agreement. Effective with the May 2010 amendment, the limitation on the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock was adjusted. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25,000,000 and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that the Company’s Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40,000,000 in cash or available cash under its revolving loan facility. However, if the Company’s Debt/EBITDA ratio, after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2,500,000. The Company’s requirement to obtain lender consent for acquisitions was also adjusted. Effective with the May 2010 amendment, the Company is required to obtain the consent of its lenders to complete any acquisition which exceeds $20,000,000 or would cause the Company to exceed $50,000,000 in aggregate cash and non-cash consideration for Permitted Acquisitions (as defined by the Credit Agreement) during the term of the Credit Agreement (excluding the MDA acquisition). The commitments under the Credit Agreement are secured by substantially all of the Company’s assets.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2010, the Company’s capital lease obligations mature serially through December 31 as follows: 2011 - $157,592; 2012 - $142,776; 2013 - $153,740; and 2014 - $19,548.

As of December 31, 2010, the aggregate scheduled maturities of term debt are as follows:

Through Year Ending December 31:
2011	$7,799,903
2012	18,329,772
2013	26,909,665
2014	––
2015	––
$53,039,340

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

8.

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

Pursuant to the provisions of the Credit Agreement and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable interest rate exposure in an aggregate amount of at least 40% of its $125,000,000 term loan facility, or $50,000,000, for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements required the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50,000,000 and a fixed rate of 2.75% on $20,000,000), and to receive from the respective counterparty, interest payments, based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. The interest rate swaps effectively fixed the interest on $70,000,000 of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

The Company formally documented the hedging relationships and has accounted for these derivatives as cash flow hedges eligible for hedge accounting. Gains or losses resulting from changes in the fair value of these agreements were recorded in accumulated OCL, net of tax, until the hedged item was recognized in earnings. The Company formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in the hedging transactions were highly effective in offsetting changes in fair values or cash flows of the hedged items. Changes in the fair value of derivatives deemed to be eligible for hedge accounting were reported in accumulated other comprehensive loss on the consolidated balance sheets. See Note 2 – Comprehensive Income (Loss) for further information. Any ineffectiveness was recorded directly to interest expense.

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $22,500,000 of term loan borrowings causing its $20,000,000 notional amount interest rate swap to become ineffective. Subsequent prepayments were made of $5,000,000 in the fourth quarter of 2009 and $4,000,000 in the first quarter of 2010. The Company estimated the ineffectiveness as of December 31, 2009 to be an unrealized loss of $229,820 (approximately $139,000 after taxes). The estimated unrealized loss recorded to interest expense was reversed during the year ended December 31, 2010 as the interest rate swap payments were settled.

As of December 31, 2009, the fair value of the interest rate swap agreements was $1,427,073 and was recorded as a liability on the consolidated balance sheet with offsets to other comprehensive loss of $1,197,253 (for the effective portion) and interest expense of $229,820 (for the ineffective portion). Deferred tax benefits of $470,885 were also included in other comprehensive loss, leaving a balance of $726,368 in accumulated other comprehensive loss related to these swap agreements. The interest rate swaps were terminated effective October 9, 2010. Accordingly, during the year ended December 31, 2010, the prior year end balances were reversed coinciding with interest payments on the underlying term loan portion that was hedged during the year ended December 31, 2010.

Interest rate swap payments are included in net cash provided by operating activities in the Company’s consolidated statements of cash flows.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

During the years ended December 31, 2010 and 2009, the Company’s financial assets/liabilities required to be measured on a recurring basis were its interest rate swap agreements, its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability and Level 2 inputs to value the interest rate swap agreements. The Company did not hold any Level 3 assets or liabilities that are measured on a recurring basis at December 31, 2010 or 2009. The Company’s marketable securities are measured using quoted prices in active markets. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents. The Fair Value Measurements and Disclosures Topic of the FASB ASC also states that the fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness is considered when in an asset position and the Company’s credit worthiness will be considered when it is in a liability position. As of December 31, 2009, both counterparties on the Company’s interest rate swap agreements were expected to continue to perform under their contractual terms of the instrument and the creditworthiness did not have a material impact on fair value.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements as of December 31, 2010			Fair Value Measurements as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$59,198	$59,198	$—	$122,950	$122,950	$—

Financial Liabilities:
Interest rate swaps – current	$—	$—	$—	$1,427,073	$—	$1,427,073
Deferred compensation	1,480,128	1,480,128	—	1,376,008	1,376,008	—
	$1,480,128	$1,480,128	$—	$2,803,081	$1,376,008	$1,427,073

The Company used significant unobservable inputs (Level 3) to measure the fair value of certain Goodwill and Other Identifiable Intangible Assets that were determined to be impaired during the years ended December 31, 2010, 2009 and 2008. See Note 3 – Goodwill and Other Identifiable Intangible Assets and Note 2 – Summary of Significant Accounting Policies for further information.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

10.

Employee Benefit Plans

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. Eligible MDA employees were covered under this plan as of October 1, 2008. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant’s elective deferral, which the Company, at its sole discretion, determines from year to year. Effective July 1, 2009, due to the Company’s cost-saving efforts, any further matching contributions for the program were temporarily suspended and therefore there were no matching contributions for the year ended December 31, 2010 or 2009. Eligible employees who elected to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company. Contributions by the Company, net of forfeitures, under this plan approximated $1,142,000, and $2,666,000, for the years ended December 31, 2009 and 2008, respectively. Effective January 1, 2011, matching contributions have been reinstated for the program.

Certain MedStaff employees are covered under a separate benefit plan. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan documents. Eligible employees who elected to participate in the plan are generally fully vested in any matching contribution after six years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to an immaterial amount for both the years ended December 31, 2010 and 2009.  Contributions by the Company, net of forfeitures, under this plan amounted to approximately $46,000 for the year ended December 31, 2008.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and approximated $1,480,000 and $1,376,000 at December 31, 2010 and 2009, respectively.

11.

Commitments and Contingencies

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments, as of December 31, 2010, associated with these agreements with terms of one year or more are approximately as follows:

Through Year Ending December 31:
2011	$6,516,000
2012	6,104,000
2013	5,603,000
2014	3,264,000
2015	2,575,000
Thereafter	4,840,000
$28,902,000

Total operating lease expense included in selling, general and administrative expenses was approximately $7,858,000, $8,798,000 and $7,885,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

11.

Commitments and Contingencies (continued)

Contingencies:

Maureen Petray and Carina Higareda v. MedStaff, Inc

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit relates to only MedStaff corporate employees working in California. The claims alleged under this lawsuit were generally similar in nature to those brought by Darrelyn Renee Henry in a lawsuit against the Company, which was dismissed (Darrelyn Renee Henry vs. MedStaff, Inc., et. al.).

The lawsuit alleges, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. MedStaff currently has less than 50 corporate employees in California. The Plaintiffs, Maureen Petray and Carina Higareda, purport to sue on behalf of themselves and all others similarly situated, and allege that MedStaff failed, under California law, to provide corporate employees while in on-call status with meal periods and rest breaks, and pay for those missed meal periods and rest breaks; failed to compensate the employees for all hours worked; failed to compensate the employees for working overtime; failed to keep appropriate records to keep track of time worked; failed to pay Plaintiffs and their purported class as required by law. Plaintiffs seek, among other things, an order enjoining MedStaff from engaging in the practices challenged in the complaint and for full restitution of all monies, for interest, for certain penalties provided for by the California Labor Code and for attorneys’ fees and costs. On February 5, 2007, the court granted class certification. In December 2009, the Company reached an agreement in principle to settle this matter. As a result, the Company accrued a pre-tax charge of $345,000 related to this lawsuit. In October 2010, the court granted preliminary approval of the settlement.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

12.

Income Taxes

The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$(5,636,383)	$(3,726,369)	$4,883,160
State	(747,265)	(607,057)	1,541,492
Foreign	8,636	56,000	575,177
	(6,375,012)	(4,277,426)	6,999,829
Deferred	5,378,275	9,237,802	(68,223,408)
	$(996,737)	$4,960,376	$(61,223,579)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Current deferred tax assets:
Accrued other and prepaid expenses	$4,971,103	$4,442,480
Accrued professional liability	34,315	156,833
Legal settlement charge	—	135,681
Allowance for doubtful accounts	785,555	1,141,064
Impairment charges	5,541,052	5,303,243
Other	880,395	1,003,121
Gross deferred tax assets	12,212,420	12,182,422
Valuation allowance	(411,642)	(388,688)
Deferred tax assets	11,800,778	11,793,734

Non-current deferred tax (liabilities) and assets:
Amortization	(73,387,528)	(63,517,145)
Depreciation	(2,801,240)	(3,677,667)
Identifiable intangibles	(3,021,848)	(3,155,253)
Impairment charges	77,569,919	74,242,557
State net operating loss carryforwards	5,545,207	2,441,457
Other	1,479,324	1,623,481
Gross deferred tax assets	5,383,834	7,957,430
Valuation allowance	(2,900,189)	(2,567,080)
Deferred tax assets	2,483,645	5,390,350
Net deferred taxes	$14,284,423	$17,184,084

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

12.

Income Taxes (continued)

The Income Taxes Topic of the FASB ASC requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, respectively, the Company had deferred tax assets of approximately $5,545,000 and $2,441,000 related to state net operating loss carryforwards. The state carryforwards will expire between 2011 and 2030. A valuation allowance for the state net operating losses has been recorded at December 31, 2010 and 2009, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. As of December 31, 2010, the Company has deferred tax assets of approximately $83,110,971 related to the impairment of goodwill and other intangible assets. The Company has recorded a valuation allowance based upon the uncertainty of the realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2010	2009
Tax at U.S. statutory rate	$(1,320,060)	$3,477,119
State taxes, net of federal benefit	(441,440)	23,677
Non-deductible meals and entertainment	348,476	(616,613)
Non-deductible other	4,718	25,588
Foreign tax expense	(376,924)	56,000
Valuation allowances	332,496	342,727
Uncertain tax positions	749,747	1,811,485
Deferred tax rate differential	119,289	—
Tax true ups and other	(413,039)	(159,607)
Total income tax (benefit) expense	$(996,737)	$4,960,376

The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

As of December 31, 2010, pursuant to the subtopic of Other Considerations or Special Areas of the Income Taxes Topic in the FASB ASC, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside of the United States. The Company intends to reinvest its foreign earnings indefinitely. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The Company’s estimated undistributed foreign earnings as of December 31, 2010 were approximately $7,139,000, which, if distributed, would have resulted in a deferred tax liability of approximately $1,429,000.

The Company’s Indian subsidiary, Cross Country Infotech Private, Ltd is located in a software technology park and is entitled to 100% tax holiday until March 2011. The effect of the income tax holiday was a reduction to the income tax provision in 2010 and 2009 of approximately $502,000 and $642,000, respectively.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$4,443,000
Additions based on tax positions related to the current year	868,000
Reductions based on tax positions related to the prior year	(154,000)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(65,000)
Balance at December 31, 2010	$5,092,000

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

12.

Income Taxes (continued)

As of December 31, 2010 and 2009, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized of approximately $4,375,000 and $3,726,000, respectively. During 2010, the Company had gross increases of $868,000 to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $219,000 to its unrecognized tax benefits related to prior year uncertain positions and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010 and 2009, the Company recognized interest and penalties of $33,000 and $114,000, respectively. During the year ended December 31, 2008, interest and penalties were not material. The Company had accrued approximately $748,000 and $690,000 for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

13.

Stockholders’ Equity

Stock Repurchase Programs

In May 2006, and then again in February 2008, the Company’s Board of Directors authorized stock repurchase programs whereby the Company may purchase up to 1,500,000 shares of its common stock under each authorization, subject to terms of the Company’s Credit Agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion.

During years ended December 31, 2010 and 2009, the Company did not repurchase shares. During the year ended December 31, 2008, the Company repurchased and retired, under both the May 2006 and February 2008 programs, a total of 924,235 shares at an average price of $11.66. The cost of such purchases was approximately $10,775,000. All of the common stock was retired.

At December 31, 2010, the Company had 1,441,139 shares of common stock left remaining to repurchase under its February 2008 authorization, subject to the limitations of the Company’s Credit Agreement. See Note 7- Long-term Debt for further information.

Stock Options

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Plan (2007 Plan) was approved by its stockholders at its 2007 Annual Meeting of Stockholders, held in May of 2007, and was amended at its Annual Meeting held in May of 2010. Key modifications in the amendment were to increase the aggregate share reserve and increase the share sub-limit for Awards that are not Appreciation Awards (as defined by the Plan). Other clarifying amendments to reflect recent developments in equity compensation practices and applicable law were also included.

The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and other stock-based awards, all as defined by the 2007 Plan, to eligible employees, consultants and non-employee Directors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2007 Plan or with respect to which awards may be granted may not exceed 3,500,000 shares, which may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company; provided, however, that 1,700,000 shares of this aggregate limit may be used for awards that are not Appreciation Awards (including restricted stock, performance shares or certain other stock-based awards).

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

DECEMBER 31, 2010

13.

Stockholders’ Equity (continued)

market value of the common stock at the time of the grant; and 2) the term of the award will be no more than 10 years after the date the option is granted (or, shall not exceed five years, in the case of a 10% or more stock holder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

The following awards were granted under the 2007 Plan to the Company’s non-employee Directors and management team:

	Year Ended December 31,
	2010	2009	2008
Stock appreciation rights	459,647	569,000	158,664
Restricted stock	205,647	304,133	110,310

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

Share option changes, under both plans, during the year ended December 31, 2010, were as follows:

	Shares	Option Price	Weighted Average Exercise Price
Share options outstanding at beginning of year	1,512,980	$8.56-$37.13	$13.27
Granted	254,000	$8.09	$8.09
Exercised	—	—	—
Forfeited	(72,511)	$8.56-$30.39	$14.74
Expired	—	—	—
Share options outstanding at end of year	1,694,469	$8.09-$37.13	$12.43
Share options exercisable at end of year	927,349	$8.56-$37.13	$15.07

As of December 31, 2010, the Company had outstanding 1,694,469 share options outstanding of which 1,628,666 were vested or expected to vest at a weighted average exercise price of $12.58, aggregate intrinsic value of approximately $85,000 and weighted average contractual life of 4.2 years. As of December 31, 2010, 54.7% of share options outstanding, or 927,349 share options, were fully exercisable at a weighted average exercise price of $15.07, no intrinsic value and a remaining contractual life of 3.2 years.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

13.

Stockholders’ Equity (continued)

The following table represents information about stock options and stock appreciation rights granted and exercised in each year. During the years ended December 31, 2010, 2009 and 2008, the Company issued options and stock appreciation rights at market price.

	Year Ended December 31,
	2010	2009	2008
Share option grants	254,000	569,000	158,664
Weighted average grant date fair value of options granted during the period	$2.77	$3.40	$6.38
Total intrinsic value of options exercised	$—	$253,622	$577,558
Fair value of shares vested during the year	$987,742	$411,651	$371,008

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	41.00	45.00	48.02
Risk-free interest rate	1.75%	2.34%	3.56%
Expected life	4 years	4 years	6 years

The expected life of the options is based on historical exercise behavior. The Company computes expected volatility using the historical volatility of the market price of the Company’s common stock.

Restricted Stock

Restricted stock awards granted under the Company’s 2007 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. During the years ended December 31, 2010, 2009 and 2008, the Company issued 205,647; 304,133 and 110,310 shares of restricted stock, respectively. The shares vest ratably over a four year period ending on the anniversary date of the grant. There is no partial vesting and any unvested portion is forfeited.

The following table summarizes restricted stock award activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2010	417,057	$10.38
Granted	205,647	8.09
Vested	(121,005)	11.21
Forfeited	—	—
Unvested restricted stock awards at December 31, 2010	501,699	$9.24

As of December 31, 2010, the Company had approximately $3,203,000 pretax of total unrecognized compensation cost related to non-vested restricted stock awards which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.7 years.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

13.

Stockholders’ Equity (continued)

Secondary Offerings

In November 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 11,403,455 shares of common stock held by three of its existing shareholders. No members of management registered shares pursuant to this registration statement. On April 14, 2005, the Company announced a public offering of 4,172,868 shares of common stock pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. Subsequently, on November 15, 2006, the Company announced a public offering of approximately 4,000,000 shares pursuant to this Form S-3 shelf registration statement. All net proceeds from the sale went to the selling stockholders. The November 2004 registration statement remains effective.

14.

Earnings Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the 2010, 2009 and 2008 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 2,093,202; 1,707,225 and 2,561,507, during the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2009, 174,786 incremental shares of common stock were included in diluted weighted average shares outstanding. For purposes of calculating net (loss) income per common share - diluted for the year ending December 31, 2010 and 2008, the Company excluded potentially dilutive shares from the calculation as their effect would have been anti-dilutive, due to the Company's net loss in those years. In the accompanying consolidated statement of operations, the Company recalculated the previously reported 2008 net (loss) income per common share-diluted to reflect this immaterial correction.

15.

Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted to approximately $964,000, $927,000 and $3,077,000 in 2010, 2009 and 2008, respectively. Accounts receivable due from these hospitals at December 31, 2010 and 2009 were approximately $154,000 and $78,000, respectively. In the year ended December 31, 2010, the Company entered into an exclusive vendor management arrangement with one of the hospital systems.

16.

Segment Information

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

Physician staffing - In the third quarter of 2008, the Company added a physician staffing business segment as a result of the MDA acquisition (See Note 4- Acquisitions for further information). MDA provides multi-specialty locum tenens and allied staffing services to the healthcare industry in all 50 states. MDA’s locum tenens business comprises the physician staffing business segment while MDA’s allied staffing services have been aggregated with the Company’s nurse and allied staffing business segment.

Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe.

Other human capital management services - The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses.

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

16.

Segment Information (continued)

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

Information on operating segments and a reconciliation of such information to income (loss) from operations for the periods indicated are as follows:

	Year ended December 31,
	2010	2009	2008
Revenue from unaffiliated customers:
Nurse and allied staffing	$242,159,564	$313,037,898	$525,771,381
Physician staffing	121,598,251	151,853,105	56,558,079
Clinical trial services	61,957,286	71,678,636	99,128,952
Other human capital management services	42,846,423	41,667,843	52,788,259
	$468,561,524	$578,237,482	$734,246,671
Contribution income (a):
Nurse and allied staffing	$22,888,072	$30,641,117	$53,821,735
Physician staffing	13,052,219	15,165,052	5,710,995
Clinical trial services	6,390,317	7,029,282	15,300,776
Other human capital management services	3,767,868	2,973,400	7,444,039
	46,098,476	55,808,851	82,277,545

Unallocated corporate overhead	23,064,536	23,245,232	27,456,647
Depreciation	8,043,548	8,773,088	7,636,712
Amortization	3,850,867	4,017,968	3,165,797
Impairment charges	10,764,000	1,725,926	244,094,000
Legal settlement charge	—	345,000	—
Income (loss) from operations	$375,525	$17,701,637	$(200,075,611)

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

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

17.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
2010
Revenue from services	$121,360,771	$117,837,146	$115,687,302	$113,676,305
Gross profit	$33,633,073	$33,651,434	$32,429,878	$32,597,039

Net income (loss)	$1,134,714	$1,178,346	$915,735	$(6,003,658)
Net income per common share:
Net income (loss) – basic	$0.04	$0.04	$0.03	$(0.19)
Net income (loss) – diluted	$0.04	$0.04	$0.03	$(0.19)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(b)
2009
Revenue from services	$175,416,856	$149,046,503	$129,634,637	$124,139,486
Gross profit	$43,833,603	$39,597,394	$34,680,381	$35,142,108

Net income	$3,035,631	$2,292,325	$967,837	$398,515
Net income per common share:
Net income – basic	$0.10	$0.07	$0.03	$0.01
Net income – diluted	$0.10	$0.07	$0.03	$0.01

———————

(a)

During the fourth quarter of 2010, the Company recorded impairment charges of approximately $10,764,000. The Company conducted an assessment of the trademark related to its MDA acquisition due to the recent reduction in locum tenens usage and the overall physician staffing needs of its customers. Based on the impact these recent trends have had on the long term revenue forecast, the Company’s assessment indicated the carrying amount of the trademark may not be fully recoverable. Refer to discussion in Note 3 – Goodwill and Other Identifiable Intangible Assets.

(b)

During the fourth quarter of 2009, the Company recorded impairment charges of approximately $1,726,000. The Company conducted an assessment of a particular trademark and database in its clinical trial services segment due to a change in marketing strategy for the business that indicated the carrying amount of the trademark and database may not be recoverable. Refer to discussion in Note 3 – Goodwill and Other Identifiable Intangible Assets. The Company also recorded a legal settlement charge of $345,000 during the fourth quarter of 2009. Refer to discussion in Note 11–Commitments and Contingencies.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Recoveries	Other Changes		Balance at End of Period
Year ended December 31, 2010	$4,544,954	$293,795		$(1,343,854)	$6,073	$––		$3,500,968
Year ended December 31, 2009	6,408,772	––		(2,008,101)	144,283	––		4,544,954
Year ended December 31, 2008	5,585,286	950,711		(1,072,319)	40,944	904,150	(a)	6,408,772

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2010	$2,955,768	$356,063	(b)	$––	$––	$––		$3,311,831
Year ended December 31, 2009	2,682,953	272,815	(b)	––	––	––		2,955,768
Year ended December 31, 2008	522,961	2,159,992	(b)	––	––	––		2,682,953

———————

(a)

Includes the allowance for doubtful accounts on receivables acquired in the MDA acquisition.

(b)

Related to deferred tax assets on state net operating losses

II-1