Form 10-Q
period 2011-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2011-05-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

The registrant had outstanding 31,102,682 shares of Common Stock, par value $0.0001 per share, as of April 30, 2011.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

March 31, 2011

PAGE

PART I. – FINANCIAL INFORMATION

1

Item 1.

Condensed Consolidated Financial Statements

1

Condensed Consolidated Balance Sheets (Unaudited)

1

Condensed Consolidated Statements of Income (Unaudited)

2

Condensed Consolidated Statements of Cash Flows (Unaudited)

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.

Controls and Procedures

17

PART II. – OTHER INFORMATION

18

Item 1.

Legal Proceedings

18

Item 1A.

Risk Factors

18

Item 6.

Exhibits

18

Signatures

19

i

Return to Index

PART I. – FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands)

	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$9,858	$10,957
Short-term cash investments	1,907	1,870
Accounts receivable, less allowance for doubtful accounts of $3,252 in 2011 and $3,501 in 2010	68,156	64,395
Deferred tax assets	12,192	11,801
Income taxes receivable	5,314	5,595
Prepaid expenses	6,829	6,530
Other current assets	640	649
Total current assets	104,896	101,797

Property and equipment, net of accumulated depreciation of $45,186 in 2011 and $43,412 in 2010	13,534	14,536
Trademarks, net	52,103	52,055
Goodwill, net	143,568	143,349
Other identifiable intangible assets, net	23,757	24,681
Debt issuance costs, net	1,888	2,112
Non-current deferred tax assets	2,476	2,484
Other long-term assets	1,506	1,676
Total assets	$343,728	$342,690

Current liabilities:
Accounts payable and accrued expenses	$8,524	$7,944
Accrued employee compensation and benefits	15,311	14,641
Current portion of long-term debt	9,495	7,957
Other current liabilities	4,057	3,744
Total current liabilities	37,387	34,286

Long-term debt	42,401	45,556
Other long-term liabilities	16,728	16,839
Total liabilities	96,516	96,681

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	243,648	243,005
Accumulated other comprehensive loss	(2,048)	(2,401)
Retained earnings	5,609	5,402
Total stockholders' equity	247,212	246,009
Total liabilities and stockholders' equity	$343,728	$342,690

See accompanying notes to the condensed consolidated financial statements

Return to Index

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenue from services	$122,046	$121,361
Operating expenses:
Direct operating expenses	89,070	87,728
Selling, general and administrative expenses	28,871	27,885
Bad debt expense	238	211
Depreciation	1,841	2,153
Amortization	965	961
Total operating expenses	120,985	118,938
Income from operations	1,061	2,423
Other expenses (income):
Foreign exchange loss	17	43
Interest expense	728	1,099
Other income	(83)	(43)
Income before income taxes	399	1,324
Income tax expense	192	189
Net income	$207	$1,135
Net income per common share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average common shares outstanding:
Basic	31,103	31,009
Diluted	31,190	31,154

See accompanying notes to the condensed consolidated financial statements

Return to Index

Cross Country Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating activities
Net income	$207	$1,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,841	2,153
Amortization	965	961
Bad debt expense	238	211
Deferred income tax benefit	(158)	(476)
Share-based compensation	644	562
Other noncash charges	227	153
Changes in operating assets and liabilities:
Accounts receivable	(3,950)	3,020
Other assets	(124)	210
Income taxes	207	496
Accounts payable and accrued expenses	1,163	1,360
Other liabilities	113	489
Net cash provided by operating activities	1,373	10,274

Investing activities
Purchases of property and equipment	(837)	(271)
Other investing activities	(43)	(22)
Net cash used in investing activities	(880)	(293)

Financing activities
Repayment of debt	(4,117)	(6,772)
Borrowings under our revolving credit facility	2,500	1,500
Net cash used in financing activities	(1,617)	(5,272)

Effect of exchange rate changes on cash	25	(47)

Change in cash and cash equivalents	(1,099)	4,662
Cash and cash equivalents at beginning of period	10,957	6,861
Cash and cash equivalents at end of period	$9,858	$11,523

See accompanying notes to the condensed consolidated financial statements

Return to Index

CROSS COUNTRY HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Short-term cash investments on the accompanying consolidated condensed balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At both March 31, 2011 and December 31, 2010, other long-term assets include approximately $0.9 million of foreign investments in highly liquid time deposits with original maturities greater than one year. The carrying value of these investments on the consolidated condensed balance sheet approximates their fair value. Subsequent events have been evaluated through the filing date of these unaudited condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the December 31, 2010 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.

COMPREHENSIVE INCOME

Total comprehensive income includes net income, foreign currency translation adjustments, net changes in the fair value of hedging transactions, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

The table that follows describes the components of comprehensive income in the three month periods ending March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Net income	$207	$1,135

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	372	(406)
Net change in fair value of hedging transactions	—	351
Net change in fair value of marketable securities	(33)	44
Other comprehensive income (loss), before tax	339	(11)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(13)	156
Other comprehensive income (loss), net of tax	352	(167)

Comprehensive income	$559	$968

Return to Index

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss (OCL) in the accompanying condensed consolidated balance sheets and was $2.0 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively.

The net change in fair value of hedging transactions (including effective hedging reclassified to interest expense at cash settlement), related to the Company’s interest rate swap agreements, that was included in accumulated OCL.  During the three months ended March 31, 2010, a net unrealized loss of $0.2 million was reclassified from OCL to interest expense corresponding with interest payments on the underlying term loan portion of our credit facility that was effectively hedged. In October 2010, the interest rate swap agreements expired. Accordingly, as of December 31, 2010, there were no amounts included in accumulated OCL related to interest rate swap agreements.

3.

EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). For the three months ended March 31, 2011 and 2010, respectively, incremental shares of common stock of 87,777 and 144,213 were included in the diluted weighted average shares outstanding calculation.

4.

ACQUISITIONS

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd. (the Captive), a Cayman Island company and wholly-owned subsidiary (collectively, MDA). This transaction included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration was not related to the sellers’ continued employment. In April 2009, the Company paid $6.7 million, related to the 2008 performance. In April 2010, the Company paid $12.8 million, related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC. During the year ended December 31, 2010, $3.5 million was released to the seller from the indemnification escrow account leaving a balance of $3.6 million.

5.

DEBT

At March 31, 2011 and December 31, 2010, long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(Amounts in thousands)
Term loan, interest 2.31% at March 31, 2011 and 2.29% at December 31, 2010	$51,479	$53,039
Capital lease obligations	417	474
Total debt	51,896	53,513
Less current portion	(9,495)	(7,957)
Long-term debt	$42,401	$45,556

As of March 31, 2011, the Company did not have any borrowings outstanding under its revolving credit facility, but had $12.7 million of standby letters of credit outstanding under its facility, leaving $37.3 million available for borrowing. As of March 31, 2011, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2011 was 0.625%. The interest rate spreads on its term loan remained unchanged, and as of March 31, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

Return to Index

The table below summarizes what the Company believes are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and the Company’s corresponding actual performance as of March 31, 2011.

	Requirements	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.15 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	7.42 to 1.00

Maximum Capital Expenditures for 2011 (c)	$6.6 million	$0.8 million

———————

(a)	The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.
(b)

The Company’s Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.75 to 1.00 through December 31, 2010; 2) 1.50 to 1.00 for the fiscal year 2011; 3) 1.25 to 1.00 for the fiscal year 2012 and 4) 1.15 to 1.00 thereafter.

(c)

The Capital Expenditures limit as defined by the Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Credit Agreement are: 1) $4.0 million in the fiscal year 2010; 2) $5.0 million in the fiscal year 2011; and 3) $7.0 million in the fiscal year 2012. The 2011 limit in the preceding table reflects an increase of $1.6 million representing the 2010 fiscal year excess that was permitted but not made.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of March 31, 2011, are as follows:

Through Year Ending December 31 (Amounts in thousands):
2011	$6,340
2012	18,473
2013	27,063
2014	20
2015	—
Thereafter	—
$51,896

Subsequent to March 31, 2011, the Company made a mandatory prepayment of $0.7 million on its borrowings under the term loan portion of its senior credit facility. Mandatory prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement.

6.

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

Return to Index

At March 31, 2011 and December 31, 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability. The Company did not hold any Level 2 or Level 3 assets or liabilities at March 31, 2011 or December 31, 2010.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2011 and December 31, 2010:

Quoted Prices in Active Markets for Identical Assets

(Level 1)

	March 31, 2011	December 31, 2010
	(Amounts in thousands)
Financial Assets:
Marketable securities	$27	$59

Financial Liabilities:
Deferred compensation	$1,381	$1,480

7.

STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2011 and 2010, the Company was restricted under its Credit Agreement and did not repurchase shares of its common stock. Under its February 2008 authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to the constraints of the Company’s Credit Agreement. At March 31, 2011, the Company had approximately 31.1 million shares of common stock outstanding.

Share-Based Payments

During the three months ended March 31, 2011 and 2010, $0.6 million was included in selling, general and administrative expenses related to share-based payments.

8.

SEGMENT DATA

The Company reports the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

•

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse staffing services primarily to acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

•	Physician staffing - The physician staffing business segment provides multi-specialty locum tenens to the healthcare industry throughout the U.S.

•

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

Return to Index

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$66,857	$64,670
Physician staffing	29,436	31,142
Clinical trial services	15,632	15,171
Other human capital management services	10,121	10,378
	$122,046	$121,361

Contribution income (a):
Nurse and allied staffing	$5,135	$5,896
Physician staffing	2,762	2,882
Clinical trial services	1,292	1,578
Other human capital management services	390	1,018
	9,579	11,374
Unallocated corporate overhead	5,712	5,837
Depreciation	1,841	2,153
Amortization	965	961
Income from operations	$1,061	$2,423

———————

(a)

The Company defines contribution income as income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

9.

COMMITMENTS AND CONTINGENCIES

Contingencies:

Maureen Petray and Carina Higareda v. MedStaff, Inc.

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit related to only MedStaff corporate employees working in California. The lawsuit alleged, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. In December 2009, the Company reached an agreement in principle to settle this matter. As a result, the Company accrued a pre-tax charge of $0.3 million (approximately $0.2 million after taxes) related to this lawsuit. The Court granted final approval of the class settlement on March 18, 2011. The final settlement amount was $0.3 million, which was paid during the first quarter of 2011.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

Return to Index

10.

INCOME TAXES

The Company’s effective tax rate for the full year and three months ended March 31, 2011, is estimated to be approximately 48%. The effective tax rate was 14.3% in the three months ended March 31, 2010. The lower tax rate in the first quarter of 2010 was due to certain discrete items, including an immaterial prior year correction related to an election the Company made on behalf of a subsidiary acquired in 2008 as part of its MDA acquisition. The 2010 tax rate was also impacted by a subsidiary’s tax holiday which expired in March 2011.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(Amounts in thousands)
Balance at January 1, 2011	$5,092
Additions based on tax positions related to prior years	31
Additions based on tax positions related to current year	134
Balance at March 31, 2011	$5,257

As of March 31, 2011, the Company had approximately $4.5 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the three months ended March 31, 2011, the Company had gross increases of $0.2 million to its current year unrecognized tax benefits related to federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.8 million and $0.7 million for the payment of interest and penalties at March 31, 2011 and December 31, 2010, respectively.

The tax years 2004, 2005 and 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

11.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued Accounting Standards Update (Update) No. 2010-24, Presentation of Insurance Claims and Related Insurance Recoveries, (ASU 2010-24) which was effective for the Company as of January 1, 2011. The Company evaluated its impact and determined ASU 2010-24 was not applicable to the Company.

Return to Index

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2010, and is intended to assist the reader in understanding the financial results and condition of the Company.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended March 31, 2011, our nurse and allied staffing business segment represented approximately 55% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 42% of our total revenue and 77% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as rehabilitation therapists, radiology technicians, respiratory therapists, nurse practitioners and physician assistants. Our physician staffing business segment represented approximately 24% of our first quarter 2011 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training and retained search services.

For the quarter ended March 31, 2011 our revenue was $122.0 million, and net income was $0.2 million, or $0.01 per diluted share. Cash flow provided by operating activities for the three months ended March 31, 2011 was $1.4 million, which was primarily used, along with cash on hand, to make a scheduled payment on our debt and for capital expenditures. We ended the first quarter of 2011 with total debt of $51.9 million and $9.9 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 14.1%.

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

Nurse and Allied Staffing

Our nurse and allied staffing business results in the first quarter of 2011 reflect an increase in demand driven primarily by a combination of our phase-in of additional managed service provider (MSP) accounts, additional staffing required during hospital electronic medical record implementations, and an overall recovery in demand for nurse and allied staffing services. While demand for our nurse and allied staffing services is well below 2008 levels, beginning in the second half of 2010, we have experienced growth in demand in most areas of the country. We measure our demand as the number of open orders from our customers. Our book to bill ratio, which measures net weeks booked as a percentage of the average field FTE count was 103% in the first quarter of 2011. As a result, we expect another sequential increase in segment staffing volume in the second quarter of 2011. We anticipate that the supply of nurse and allied professionals to fill our increased demand will be the key constraint to more rapid growth in 2011.

Return to Index

Physician Staffing

In the first quarter of 2011, demand for our physician staffing services increased compared to the fourth quarter of 2010, but decreased as compared to the first quarter of 2010. We believe the overall decline in industry demand for physician staffing services has been impacted by the increasing willingness of physicians to become employees of hospital systems due, in part, to the uncertainty regarding the future of the national healthcare system. This dynamic presents a challenge for our business as physicians may find the security of hospital employment more desirable than being an independent contractor until the future becomes much clearer. Also contributing to the overall decline in demand is that during the past few years many older physicians have delayed their retirement. However, we continue to believe the long-term demographic drivers of this business are still favorable. These drivers include an aging population demanding more health care, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, which historically have provided relatively less hours of service on average than males. In addition, we believe the increase in the insured population that will result from the enactment of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trial Services

In the first quarter of 2011, demand in the staffing component of this business segment increased as compared to fourth quarter 2010 and the prior year’s first quarter. We believe this momentum should continue into 2011 as a result of two recent contract awards that began to staff up late in the first quarter of 2011. Over the past two years, the environment for clinical trial services weakened due to a slow-down in clinical trials caused largely by economic factors and financial market conditions, along with uncertainty concerning research and development activities following the recent wave of mergers and acquisitions in the pharmaceutical and biotechnology sectors. Nevertheless, we have been seeing gradual improvement in our core contract staffing component of this business, which represented approximately 93% of the business segment’s revenue in the first quarter of 2011, while continuing to experience weakness in our drug safety monitoring and regulatory compliance service offerings. Despite the recent industry weaknesses, demographic factors and advances in biotechnology should drive long-term growth for this business segment.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2011	2010

Revenue from services	100.0%	100.0%
Direct operating expenses	73.0	72.3
Selling, general and administrative expenses	23.6	23.0
Bad debt expense	0.2	0.2
Depreciation and amortization	2.3	2.6
Income from operations	0.9	1.9
Foreign exchange loss	0.0	0.0
Interest expense	0.6	0.9
Other income	(0.1)	(0.0)
Income before income taxes	0.3	1.0
Income tax expense	0.1	0.1
Net income	0.2%	0.9%

Return to Index

Acquisitions

MDA Holdings, Inc.

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). This transaction included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ continued employment. In the second quarter of 2009, we paid $6.7 million, related to the 2008 performance. In April 2010, we paid $12.8 million, related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. The earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). In addition, during the year ended December 31, 2010, $3.5 million was released to the seller from the indemnification escrow account leaving a balance of $3.6 million.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 89% of our stockholders’ equity as of March 31, 2011. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $143.6 million and $75.9 million, respectively, net of accumulated amortization, at March 31, 2011. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years.

Segment Information

We report the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

•

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse staffing services to acute care hospitals. Nurse and allied staffing services are marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S.

•	Physician staffing - The physician staffing business segment provides multi-specialty locum tenens to the healthcare industry throughout the U.S.

•

Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals on a contract and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations and acute care hospitals conducting clinical research trials in the U.S., Canada and Europe.

•	Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses.

Return to Index

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Revenue from external customers:
Nurse and allied staffing	$66,857	$64,670
Physician staffing	29,436	31,142
Clinical trial services	15,632	15,171
Other human capital management services	10,121	10,378
	$122,046	$121,361

Contribution income (a):
Nurse and allied staffing	$5,135	$5,896
Physician staffing	2,762	2,882
Clinical trial services	1,292	1,578
Other human capital management services	390	1,018
	9,579	11,374
Unallocated corporate overhead	5,712	5,837
Depreciation	1,841	2,153
Amortization	965	961
Income from operations	$1,061	$2,423

———————

(a)

We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

Comparison of Results for the Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Revenue from services

Revenue from services increased $0.7 million, or 0.6%, to $122.0 million for the three months ended March 31, 2011, as compared to $121.4 million for the three months ended March 31, 2010. The increase was due to higher revenue from our nurse and allied staffing and clinical trial services business segments, partially offset by decreases in revenue from our physician staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $2.2 million, or 3.4%, to $66.9 million in the three months ended March 31, 2011, from $64.7 million in the three months ended March 31, 2010, primarily due to higher staffing volume.

The average number of nurse and allied staffing FTEs on contract during the three months ended March 31, 2011, increased 1.6% from the three months ended March 31, 2010. Average nurse and allied staffing revenue per FTE per day increased approximately 2.0% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase in the average hours provided by our nurse and allied professionals.

Physician staffing

Revenue from our physician staffing business decreased $1.7 million or 5.5% to $29.4 million for the three months ended March 31, 2011, compared to $31.1 million in the three months ended March 31, 2010. The revenue decline reflects decreased demand for our temporary physician staffing services.

Physician staffing days filled is a metric that we use to measure volume in this business segment. Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. In the first quarter of 2011, we refined our methodology related to tracking physician staffing metrics. Accordingly, we have revised our metrics for the prior year to conform to current year’s presentation.

Return to Index

Physician staffing days filled decreased 10.8% to 20,668 in the three months ended March 31, 2011, compared to 23,166 in the three months ended March 31, 2010. Revenue per day filled for the three months ended March 31, 2011 was $1,424, a 6.0% increase from the three months ended March 31, 2010, reflecting a change in our mix of business more towards higher bill-rate physician specialties and an increase in on-call utilization and overtime. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $0.5 million, or 3.0%, to $15.6 million in the three months ended March 31, 2011, from $15.2 million in the three months ended March 31, 2010. This increase was primarily due to higher staffing volume and one additional billable day partially offset by lower average bill rates in the staffing business.

Other human capital management services

Revenue from other human capital management services for the three months ended March 31, 2011, decreased $0.3 million, or 2.5%, to $10.1 million from $10.4 million in the three months ended March 31, 2010, reflecting lower revenue from both our education and training and retained search businesses.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $1.3 million, or 1.5%, to $89.1 million for the three months ended March 31, 2011, as compared to $87.7 million for three months ended March 31, 2010.

As a percentage of total revenue, direct operating expenses represented 73.0% of revenue for the three months ended March 31, 2011, and 72.3% for the three months ended March 31, 2010. The increase is partly due to a change in our segment mix coupled with higher housing costs and higher health insurance expense in our nurse and allied staffing operations. Typically, our first quarter is negatively impacted by the reset of payroll taxes.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.0 million, or 3.5%, to $28.9 million for the three months ended March 31, 2011, as compared to $27.9 million for the three months ended March 31, 2010. The increase in selling, general and administrative expenses is primarily due an increase in staffing to support our managed service provider (MSP) accounts in our nurse and allied staffing business segment.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.7 million for three months ended March 31, 2011, compared to $5.8 million for the three months ended March 31, 2010. As a percentage of consolidated revenue, unallocated corporate overhead was 4.7% for the three month period ended March 31, 2011 and 4.8% for the three month period ended March 31, 2010. Share-based compensation, included in unallocated corporate overhead, was $0.6 million in the three months ended March 31, 2011 and 2010.

As a percentage of total revenue, selling, general and administrative expenses were 23.6% and 23.0%, for the three months ended March 31, 2011 and 2010, respectively. This increase is primarily due to investments in infrastructure to support our growth of MSP accounts, in particular, the concurrent phase-in of two large accounts.

Bad debt expense

In the three month period ended March 31, 2011 and 2010, we recorded $0.2 million of additional reserves for bad debt, representing 0.2% of consolidated revenue from services.

Return to Index

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended March 31, 2011, decreased $0.8 million or 12.9%, to $5.1 million from $5.9 million in three months ended March 31, 2010. As a percentage of nurse and allied staffing revenue, segment contribution income was 7.7% for the three months ended March 31, 2011, and 9.1% for the three months ended March 31, 2010. This decrease is primarily due to investments in infrastructure to support our MSP accounts and higher housing and health insurance costs for our field personnel.

Physician staffing

Contribution income from physician staffing for the three months ended March 31, 2011 decreased $0.1 million or 4.2% to $2.8 million, from $2.9 million in the three months ended March 31, 2010. As a percentage of physician staffing revenue, contribution income was 9.4% in the three months ended March 31, 2011 compared to 9.3% in the three months ended March 31, 2010.

Clinical trial services

Contribution income from clinical trial services for the three months ended March 31, 2011 decreased $0.3 million, or 18.1%, to $1.3 million, from $1.6 million in the three months ended March 31, 2010. As a percentage of clinical trial services revenue, segment contribution income was 8.3% in the three months ended March 31, 2011 compared to 10.4% in the three months ended March 31, 2010, primarily due a less favorable staffing mix and to higher selling, general and administrative expenses.

Other human capital management services

Contribution income from other human capital management services for the three months ended March 31, 2011 decreased $0.6 million or 61.7%, to $0.4 million from $1.0 million. Contribution income as a percentage of other human capital management services revenue was 3.9% for the three months ended March 31, 2011 and 9.8% for the three months ended March 31, 2010, primarily reflecting higher compensation and advertising expenses in our retained search business and weather related disruptions in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended March 31, 2011, totaled $2.8 million as compared to $3.1 million for the three months ended March 31, 2010. As a percentage of revenue, depreciation and amortization expense was 2.3% for the three months ended March 31, 2011 and 2.6% for the three months ended March 31, 2010.

Interest expense

Interest expense totaled $0.7 million for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010. The decrease in interest expense was due to a lower effective interest rate on our borrowings and lower average borrowings in the three months ended March 31, 2011compared to the three months ended March 31, 2010. The effective interest rate on our borrowings was 2.4% for the three month period ended March 31, 2011 and 5.6% for the three month period ended March 31, 2010.  The decrease in the effective interest rate on our borrowings is primarily a result of the expiration of interest rate swaps in the fourth quarter of 2010.

Income tax expense

Income tax expense totaled $0.2 million for the three month periods ending March 31, 2011and 2010. The effective tax rate was 48.1% in the three months ended March 31, 2011, compared to 14.3% in the three months ended March 31, 2010. The tax rate in the current year’s period is higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses, the effect of which was magnified by the low pretax income. The prior year’s period was impacted by discrete items including an immaterial prior year correction related to a tax election we made on behalf of a subsidiary we acquired in 2008 as part of the MDA acquisition. The prior year was also impacted by a subidiary’s tax holiday which expired in March 2011.

Return to Index

Liquidity and Capital Resources

As of March 31, 2011, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.8 to 1. Working capital was $67.5 million as of March 31, 2011 and December 31, 2010.

Net cash provided by operating activities during the three months ended March 31, 2011, was $1.4 million, compared to $10.3 million in the three months ended March 31, 2010. The decrease is primarily due to an increase in accounts receivables in the three months ended March 31, 2011 compared to a decrease in accounts receivable in the three months ended March 31, 2010. The increase in accounts receivables in the three months ended March 31, 2011 is reflective of a sequential increase in revenue we have experienced from fourth quarter 2010 to first quarter 2011.  During the three months ended March 31, 2010 we experienced a sequential decline in revenue. The number of days’ sales outstanding decreased two days to 50 days at March 31, 2011, compared to 52 days at December 31, 2010.

Investing activities used $0.9 million in the three months ended March 31, 2011, compared to $0.3 million in the three months ended March 31, 2010, primarily for capital expenditures.

Net cash used in financing activities during the three months ended March 31, 2011, was $1.6 million compared $5.3 million during the three months ended March 31, 2010, entirely related to net payments on our total debt.

Stockholders’ Equity

During the three months ended March 31, 2011 and 2010, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock. Under the remainder of the February 2008 authorization, we can purchase up to an additional 1,441,139 shares, subject to the constraints of the Credit Agreement. At March 31, 2011, we had approximately 31.1 million shares of common stock outstanding.

Credit Facility

As of March 31, 2011, interest on our revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2011 was 0.625%. The interest rate spreads on our term loans as of March 31, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

The table below summarizes what we believe are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and our corresponding actual performance as of March 31, 2011.

	Requirements	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.15 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	7.42 to 1.00

Maximum Capital Expenditures for 2011 (c)	$6.6 million	$0.8 million

———————

(a)	Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.
(b)

Our Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.75 to 1.00 through December 31, 2010; 2) 1.50 to 1.00 for the fiscal year 2011; 3) 1.25 to 1.00 for the fiscal year 2012 and 4) 1.15 to 1.00 thereafter.

(c)

The Capital Expenditures limit as defined by the Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Credit Agreement are: 1) $4.0 million in the fiscal year 2010; 2) $5.0 million in the fiscal year 2011; and 3) $7.0 million in the fiscal year 2012. The 2011 limit in the preceding table reflects an increase of $1.6 million representing the 2010 fiscal year excess that was permitted but not made.

Return to Index

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent to March 31, 2011, we made a mandatory prepayment of $0.7 million on our borrowings under the term loan portion of our senior credit facility. Mandatory prepayments are applied pro rata to the remaining scheduled maturities, as per the terms of the Credit Agreement. In addition, we entered into a purchase obligation related to our information systems, payable over three years, totaling $1.0 million.

Critical Accounting Principles and Estimates

Our critical accounting principles remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2010.

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

Return to Index

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Maureen Petray and Carina Higareda v. MedStaff, Inc

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit related to only MedStaff corporate employees working in California. The lawsuit alleged, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. In December 2009, the Company reached an agreement in principle to settle this matter. As a result, the Company accrued a pre-tax charge of $0.3 million (approximately $0.2 million after taxes) related to this lawsuit. In the first quarter of 2011, the Company paid out the settlement amount. The Court granted final approval of the class settlement on March 18, 2011. The final settlement amount was $0.3 million, which was paid during the first quarter of 2011.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 1A.

RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 6.

EXHIBITS

See Exhibit Index immediately following signature page.

Return to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 5, 2011	By:	/s/ EMIL HENSEL
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date: May 5, 2011	By:	/s/ ELIZABETH GULACSY
Elizabeth Gulacsy Chief Accounting Officer (Principal Accounting Officer)

Return to Index

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, President and Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

20