Form 10-Q
period 2011-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2011-08-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The registrant had outstanding 31,224,769 shares of Common Stock, par value $0.0001 per share, as of July 29, 2011.

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

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

JUNE 30, 2011

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$16,009	$10,957
Short-term cash investments	1,940	1,870
Accounts receivable, less allowance for doubtful accounts
of $2,276 in 2011 and $3,501 in 2010	69,702	64,395
Deferred tax assets	12,193	11,801
Income taxes receivable	1,165	6,563
Prepaid expenses	6,712	6,530
Other current assets	556	649
Total current assets	108,277	102,765

Property and equipment, net of accumulated depreciation of
$46,822 in 2011 and $43,412 in 2010	13,388	14,536
Trademarks, net	52,101	52,055
Goodwill, net	143,563	143,349
Other identifiable intangible assets, net	22,880	24,681
Debt issuance costs, net	1,659	2,112
Non-current deferred tax assets	2,485	2,484
Other long-term assets	1,525	1,676
Total assets	$345,878	$343,658

Current liabilities:
Accounts payable and accrued expenses	$10,552	$7,944
Accrued employee compensation and benefits	15,566	14,641
Current portion of long-term debt	10,975	7,957
Other current liabilities	4,345	4,712
Total current liabilities	41,438	35,254
Long-term debt	38,988	45,556
Other long-term liabilities	16,176	16,839
Total liabilities	96,602	97,649

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	244,151	243,005
Accumulated other comprehensive loss	(2,060)	(2,401)
Retained earnings	7,182	5,402
Total stockholders' equity	249,276	246,009
Total liabilities and stockholders' equity	$345,878	$343,658

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Income
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue from services	$126,042	$117,837	$248,088	$239,198
Operating expenses:
Direct operating expenses	91,433	84,185	180,503	171,913
Selling, general and administrative expenses	29,475	27,322	58,346	55,207
Bad debt expense	(149)	(211)	89	-
Depreciation	1,804	2,221	3,645	4,374
Amortization	877	963	1,842	1,924
Total operating expenses	123,440	114,480	244,425	233,418
Income from operations	2,602	3,357	3,663	5,780
Other expenses (income):
Foreign exchange loss (income)	6	(28)	23	15
Interest expense	722	1,168	1,450	2,267
Other income, net	(78)	(41)	(161)	(84)
Income before income taxes	1,952	2,258	2,351	3,582
Income tax expense	379	1,080	571	1,269
Net income	$1,573	$1,178	$1,780	$2,313

Net income per common share:
Basic	$0.05	$0.04	$0.06	$0.07
Diluted	$0.05	$0.04	$0.06	$0.07

Weighted average common shares outstanding:
Basic	31,148	31,041	31,126	31,025
Diluted	31,218	31,220	31,204	31,187

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010

Operating activities
Net income	$1,780	$2,313
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,645	4,374
Amortization	1,842	1,924
Bad debt expense	89	-
Deferred income tax benefit	(548)	(751)
Share-based compensation	1,476	1,244
Other noncash charges	466	309
Changes in operating assets and liabilities:
Accounts receivable	(5,342)	5,826
Other assets	59	580
Income taxes	4,891	7,240
Accounts payable and accrued expenses	3,333	264
Other liabilities	(315)	351
Net cash provided by operating activities	11,376	23,674

Investing activities
Other acquisition related payments	-	(12,826)
Purchases of property and equipment	(2,190)	(681)
Other investing activities	(100)	(49)
Net cash used in investing activities	(2,290)	(13,556)

Financing activities
Repayment of debt	(6,363)	(10,648)
Borrowings under our revolving credit facility	2,500	4,000
Debt issuance costs	-	(1,480)
Repurchase of stock for restricted stock tax withholdings	(208)	(200)
Net cash used in financing activities	(4,071)	(8,328)

Effect of exchange rate changes on cash	37	(104)

Change in cash and cash equivalents	5,052	1,686
Cash and cash equivalents at beginning of period	10,957	6,861
Cash and cash equivalents at end of period	$16,009	$8,547

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

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Short-term cash investments on the accompanying condensed consolidated balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At both June 30, 2011 and December 31, 2010, other long-term assets include approximately $0.9 million of foreign investments in highly liquid time deposits with original maturities greater than one year. The carrying value of these investments on the consolidated condensed balance sheet approximates their fair value.

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

The table that follows describes the components of comprehensive income in the three and six month periods ending June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Net income	$1,573	$1,178	$1,780	$2,313

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	-	(162)	372	(568)
Net change in fair value of hedging transactions	-	411	-	762
Net change in fair value of marketable securities	(19)	(30)	(52)	14
Other comprehensive (loss) income, before tax	(19)	219	320	208
Income tax (benefit) expense related to items
of other comprehensive (loss) income	(8)	149	(21)	305
Other comprehensive (loss) income, net of tax	(11)	70	341	(97)

Comprehensive income	$1,562	$1,248	$2,121	$2,216

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss (OCL) in the accompanying condensed consolidated balance sheets and was $2.0 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively.

The net change in fair value of hedging transactions (including effective hedging reclassified to interest expense at cash settlement), related to the Company’s interest rate swap agreements, that was included in accumulated OCL.  During the three and six months ended June 30, 2010,  a net unrealized loss of $0.1 million was reclassified from OCL to interest expense corresponding with interest payments on the underlying term loan portion of the Company’s credit facility that was effectively hedged. In October 2010, the interest rate swap agreements expired. Accordingly, as of December 31, 2010, there were no amounts included in accumulated OCL related to interest rate swap agreements.

3.           EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). For the three months ended June 30, 2011 and 2010, respectively, incremental shares of common stock of 69,221 and 179,118 were included in the diluted weighted average shares outstanding calculation. For the six months ended June 30, 2011 and 2010, respectively, incremental shares of common stock of 78,499 and 161,666 were included in the diluted weighted average shares outstanding calculation.

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

5.           DEBT

At June 30, 2011 and December 31, 2010, long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(amounts in thousands)

Term loan, interest 2.26% at June 30, 2011 and 2.29% at December 31, 2010	$49,272	$53,039
Capital lease obligations	691	474
Total debt	49,963	53,513
Less current portion	(10,975)	(7,957)
Long-term debt	$38,988	$45,556

As of June 30, 2011, the Company did not have any borrowings outstanding under its $50.0 million revolving credit facility, but had $12.7 million of standby letters of credit outstanding under its facility, leaving $37.3 million available for borrowing. As of June 30, 2011, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2011 was 0.625%. The interest rate spreads on its term loan remained unchanged, and as of June 30, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%. The table below summarizes what the Company believes are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and the Company’s corresponding actual performance as of June 30, 2011.

	Requirements	Actual

Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.17 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	4.46 to 1.00

Maximum Capital Expenditures for 2011 (c)	$6.6 million	$2.2 million

———————
(a)	The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.
(b)
The Company’s Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.50 to 1.00 for the fiscal year 2011; 2) 1.25 to 1.00 for the fiscal year 2012 and 3) 1.15 to 1.00 thereafter.

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

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of June 30, 2011, are as follows:

Through Year Ending December 31 (amounts in thousands)

2011	$4,716
2012	18,295
2013	26,776
2014	83
2015	65
Thereafter	28
$49,963

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

At June 30, 2011 and December 31, 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability. The Company did not hold any Level 2 or Level 3 assets or liabilities at June 30, 2011 or December 31, 2010.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2011 and December 31, 2010:

Quoted Prices in Active Markets for Identical Assets
(Level 1)

	June 30,	December 31,
	2011	2010
	(amounts in thousands)
Financial Assets:
Marketable securities	$7	$59

Financial Liabilities:
Deferred compensation	$1,438	$1,480

7.           STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the six months ended June 30, 2011 and 2010, the Company was restricted under its Credit Agreement and did not repurchase shares of its common stock. Under its February 2008 Board authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to certain conditions in the Company’s Credit Agreement. At June 30, 2011, the Company had approximately 31.2 million shares of common stock outstanding.

Share-Based Payments

During the three and six months ended June 30, 2011, $0.8 million and $1.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 122,087 shares of common stock were issued upon vesting of restricted stock awards in the three and six month periods ended June 30, 2011.

During the three and six months ended June 30, 2010, $0.7 million and $1.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 78,182 shares of common stock were issued upon vesting of restricted stock awards in the three and six month periods ended June 30, 2010.

In June 2011, 216,538 shares of restricted stock at a market price of $7.44 were granted to Directors and key employees of the Company. In addition, 261,500 stock appreciation rights were granted to key employees at a price of $7.44 and a weighted average valuation per share of $2.63. Similar to prior grants, the restricted stock vests ratably over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

8.           SEGMENT DATA

The Company reports the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

●
Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse staffing services primarily to acute care hospitals which include public and private healthcare and for-profit and not-for-profit facilities throughout the U.S.

●	Physician staffing - The physician staffing business segment provides multi-specialty locum tenens to the healthcare industry throughout the U.S.

●
Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, Canada and Europe.

●
Other human capital management services - The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$68,271	$59,817	$135,128	$124,487
Physician staffing	30,603	31,268	60,039	62,410
Clinical trial services	16,485	15,803	32,117	30,974
Other human capital management services	10,683	10,949	20,804	21,327
	$126,042	$117,837	$248,088	$239,198

Contribution income (a):
Nurse and allied staffing (b)	$5,633	$5,709	$10,644	$11,195
Physician staffing	2,903	3,709	5,665	6,591
Clinical trial services	1,552	1,706	2,844	3,284
Other human capital management services	946	798	1,336	1,816
	11,034	11,922	20,489	22,886

Unallocated corporate overhead (b)	5,751	5,381	11,339	10,808
Depreciation	1,804	2,221	3,645	4,374
Amortization	877	963	1,842	1,924
Income from operations	$2,602	$3,357	$3,663	$5,780

——————
(a)
The Company defines contribution income as income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In the three months ended June 30, 2011, the Company refined its methodology for allocating certain corporate overhead expenses to the nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the three and six months ended June 30, 2010 has been reclassified by $0.4 million and $0.8 million, respectively, to conform to the current year’s presentation.

9.           COMMITMENTS AND CONTINGENCIES

Maureen Petray and Carina Higareda v. MedStaff, Inc. (settled)

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The Court granted final approval of the class settlement on March 18, 2011. The Company had previously accrued a pre-tax charge of $0.3 million (approximately $0.2 million after taxes) related to this lawsuit. The final settlement amount was $0.3 million, which was paid during the first quarter of 2011.

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

10.           INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 42%. The effective tax rate was 19.4% and 24.3% during the three and six months ended June 30, 2011, respectively. The lower than expected tax rate in the three and six months ended June 30, 2011 was due to certain discrete items, including the reversal of uncertain prior year tax positions. Excluding these items, the effective tax rate in the three and six months ended June 30, 2011 would have been 54.3% and 53.2%, respectively. The effective tax rate excluding the reversal of uncertain tax positions was higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses. The 2011 tax rate was also impacted by a foreign subsidiary’s tax holiday which expired in March 2011.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(amounts in thousands)
Balance at January 1, 2011	$5,092
Additions based on tax provisions related to prior years	79
Additions based on tax provisions related to current year	335
Settlements of tax positions related to prior years	(244)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(702)
Balance at June 30, 2011	$4,560

As of June 30, 2011, the Company had approximately $3.8 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the six months ended June 30, 2011, the Company had gross increases of $0.4 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the company had gross decreases of $0.9 million to its unrecognized tax benefits related to both the closure of a certain state tax issue and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.8 million and $0.7 million for the payment of interest and penalties at June 30, 2011 and December 31, 2010, respectively.

The tax years 2004, 2005 and 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

11.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.

In May 2011, the FASB issued Update No. 2011-04,  Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (ASU 2011-04), which is effective during interim and annual periods beginning after December  15, 2011. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence.

The Company is currently evaluating the impact of these standards on its disclosures. The Company expects to adopt these standards for its consolidated financial statements beginning in the first quarter of 2012.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended June 30, 2011, our nurse and allied staffing business segment represented approximately 54% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 41% of our total revenue and 76% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as rehabilitation therapists, radiology technicians, respiratory therapists, nurse practitioners and physician assistants. Our physician staffing business segment represented approximately 24% of our second quarter 2011 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 9% of our revenue and consists of education and training and retained search services.

For the quarter ended June 30, 2011 our revenue was $126.0 million, and net income, which benefited from a lower than expected effective income tax rate due to discrete items, was $1.6 million, or $0.05 per diluted share. Cash flow provided by operating activities for the six months ended June 30, 2011 was $11.4 million, and included a $4.6 million income tax refund.  Cash flow from operating activities was partly used to repay debt and for capital expenditures. We ended the second quarter of 2011 with total debt of $50.0 million and $16.0 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 11.3%.

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

Nurse and Allied Staffing

Our nurse and allied staffing business results in the second quarter of 2011 reflected the continued recovery in our nurse and allied staffing services. Due in large part to a broad-based resurgence in demand, as measured by the number of open orders from our customers, we believe the current dynamics in our nurse and allied staffing business are much better than they were for the last several years. While our managed service provider (MSP) staffing service and staffing for electronic medical record implementations remain staples of our business, there has been a significant increase in demand from other accounts that have largely been dormant over the past few years. Currently, non-MSP clients account for a substantial majority of the open nurse staffing job orders which provide our healthcare professionals with even more options to choose from.  As we believe our success today is much more driven by supply than demand, this greater diversity in job orders should enable us to further improve our recruitment and retention of nurses. Our book to bill ratio, which measures net weeks booked as a percentage of the average field FTE count was 108% in the second quarter of 2011. As a result, we expect a sequential increase in segment staffing volume in the third quarter of 2011.

Physician Staffing

In the second quarter of 2011, revenue from our physician staffing services increased compared to the first quarter of 2011, but decreased as compared to the second quarter of 2010. While the physician staffing business appears to be showing signs of improvement in recent months, our outlook remains cautious given the headwinds this segment has faced, particularly the increased willingness of physicians to become employees of hospital systems due, in part, to the uncertainty surrounding healthcare reform and increased emphasis by hospitals to acquire physician practices. We continue to believe the long-term demographic drivers of this business are favorable. These drivers include an aging population demanding more health care, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, which historically have provided relatively less hours of service on average than males. In addition, we believe the increase in the insured population that will result from the implementation of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trial Services

In the second quarter of 2011, demand in the staffing component of our clinical trial services continued to increase sequentially and compared to the prior year’s second quarter. We have been experiencing gradual improvement in the core contract staffing component of this business, which represented approximately 95% of the business segment’s revenue in the second quarter of 2011. Despite the weak trends in the pharmaceutical and biotech industry over the past two years, demographic factors and advances in biotechnology and genomics should drive long-term growth for this business segment.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	72.5	71.4	72.8	71.9
Selling, general and administrative expenses	23.4	23.2	23.5	23.1
Bad debt expense	(0.1)	(0.2)	0.0	-
Depreciation and amortization	2.1	2.7	2.2	2.6
Income from operations	2.1	2.9	1.5	2.4
Foreign exchange loss (income)	0.0	(0.0)	0.0	0.0
Interest expense	0.6	1.0	0.6	0.9
Other income, net	(0.0)	(0.0)	(0.0)	(0.0)
Income before income taxes	1.5	1.9	0.9	1.5
Income tax expense	0.3	0.9	0.2	0.5
Net income	1.2%	1.0%	0.7%	1.0%

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 88% of our stockholders’ equity as of June 30, 2011. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $143.6 million and $75.0 million, respectively, net of accumulated amortization, at June 30, 2011. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years.

Segment Information

We report the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

●
Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse staffing services primarily to acute care hospitals. Nurse and allied staffing services are marketed to public and private healthcare facilities and for-profit and not-for-profit facilities throughout the U.S.

●	Physician staffing - The physician staffing business segment provides multi-specialty locum tenens to the healthcare industry throughout the U.S.

●
Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals on a contract and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations and acute care hospitals conducting clinical research trials in the U.S., Canada and Europe.

●	Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$68,271	$59,817	$135,128	$124,487
Physician staffing	30,603	31,268	60,039	62,410
Clinical trial services	16,485	15,803	32,117	30,974
Other human capital management services	10,683	10,949	20,804	21,327
	$126,042	$117,837	$248,088	$239,198

Contribution income (a):
Nurse and allied staffing (b)	$5,633	$5,709	$10,644	$11,195
Physician staffing	2,903	3,709	5,665	6,591
Clinical trial services	1,552	1,706	2,844	3,284
Other human capital management services	946	798	1,336	1,816
	11,034	11,922	20,489	22,886

Unallocated corporate overhead (b)	5,751	5,381	11,339	10,808
Depreciation	1,804	2,221	3,645	4,374
Amortization	877	963	1,842	1,924
Income from operations	$2,602	$3,357	$3,663	$5,780

———————
(a)
We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In the three months ended June 30, 2011, we refined our methodology for allocating certain corporate overhead expenses to our nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the three and six months ended June 30, 2010 has been reclassified by $0.4 million and $0.8 million, respectively, to conform to the current year’s presentation.

Comparison of Results for the Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Revenue from services

Revenue from services increased $8.2 million, or 7.0%, to $126.0 million for the three months ended June 30, 2011, as compared to $117.8 million for the three months ended June 30, 2010. The increase was due to higher revenue from our nurse and allied staffing and clinical trial services business segments, partially offset by decreases in revenue from our physician staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $8.5 million, or 14.1%, to $68.3 million in the three months ended June 30, 2011, from $59.8 million in the three months ended June 30, 2010, primarily due to higher staffing volume.

The average number of nurse and allied staffing FTEs on contract during the three months ended June 30, 2011, increased 13.8% from the three months ended June 30, 2010. The average nurse and allied staffing revenue per FTE per day increased 0.3% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to an increase in the average hours provided by our nurse and allied professionals.  Our average bill rate per hour declined 0.5%.

Physician staffing

Revenue from our physician staffing business decreased $0.7 million or 2.1% to $30.6 million for the three months ended June 30, 2011, compared to $31.3 million in the three months ended June 30, 2010. The revenue decline reflects lower staffing volume that was partially offset by a favorable mix of specialties.

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

Physician staffing days filled decreased 5.4% to 21,737 in the three months ended June 30, 2011, compared to 22,989 in the three months ended June 30, 2010. Revenue per day filled for the three months ended June 30, 2011 was $1,408, a 3.5% increase from the three months ended June 30, 2010, reflecting a change in our mix of business more towards higher bill-rate physician specialties and an increase in on-call utilization and overtime. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $0.7 million, or 4.3%, to $16.5 million in the three months ended June 30, 2011, from $15.8 million in the three months ended June 30, 2010. This increase was primarily due to higher staffing volume partially offset by lower average bill rates in the staffing business.

Other human capital management services

Revenue from other human capital management services for the three months ended June 30, 2011, decreased $0.3 million, or 2.4%, to $10.7 million from $10.9 million in the three months ended June 30, 2010, reflecting lower revenue from our education and training business, partially offset by an increase in revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $7.2 million, or 8.6%, to $91.4 million for the three months ended June 30, 2011, as compared to $84.2 million for three months ended June 30, 2010.

As a percentage of total revenue, direct operating expenses represented 72.5% of revenue for the three months ended June 30, 2011, and 71.4% for the three months ended June 30, 2010. The increase was partly due to a shift in our segment mix towards our nurse and allied staffing business segment coupled with higher housing costs in this business segment.  Our nurse and allied staffing business segment has the highest direct cost as a percentage of revenue out of our four segments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.2 million, or 7.9%, to $29.5 million for the three months ended June 30, 2011, as compared to $27.3 million for the three months ended June 30, 2010. The increase in selling, general and administrative expenses was primarily due to investments in infrastructure to support our MSP accounts. As a percentage of total revenue, selling, general and administrative expenses were 23.4% and 23.2%, for the three months ended June 30, 2011 and 2010, respectively.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.8 million for three months ended June 30, 2011, compared to $5.4 million for the three months ended June 30, 2010. As a percentage of consolidated revenue, unallocated corporate overhead was 4.6% for both the three month periods ended June 30, 2011 and 2010. Share-based compensation, included in unallocated corporate overhead, was $0.8 million in the three months ended June 30, 2011 and $0.7 in the three months ended June 30, 2010.

Bad debt expense

In the three month period ended June 30, 2011 and 2010, we reversed $0.1 million and $0.2 million, respectively, of our reserves for bad debt due to the improved quality of our receivables.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended June 30, 2011, decreased $0.1 million or 1.3%, to $5.6 million from $5.7 million in three months ended June 30, 2010. As a percentage of nurse and allied staffing revenue, segment contribution income was 8.3% for the three months ended June 30, 2011, and 9.5% for the three months ended June 30, 2010. This decrease was primarily due to higher housing costs for our field personnel and higher selling, general and administrative expenses, predominantly related to our MSP activity, as well as a contraction in our bill-pay spread, partially offset by lower field insurance expenses as a percentage of revenue.

Physician staffing

Contribution income from physician staffing for the three months ended June 30, 2011 decreased $0.8 million or 21.7% to $2.9 million, from $3.7 million in the three months ended June 30, 2010. As a percentage of physician staffing revenue, contribution income was 9.5% in the three months ended June 30, 2011 compared to 11.9% in the three months ended June 30, 2010. This decrease was primarily due to higher professional liability expenses and higher compensation expenses as a percentage of revenue due to changes in specialty mix, as well as the effect of negative operating leverage in three months ended June 30, 2011.  Professional liability expenses were lower in three months ended June 30, 2010, due to a favorable accrual adjustment based on better than expected loss development in that period.

Clinical trial services

Contribution income from clinical trial services for the three months ended June 30, 2011 decreased $0.2 million, or 9.0%, to $1.6 million, from $1.7 million in the three months ended June 30, 2010. As a percentage of clinical trial services revenue, segment contribution income was 9.4% in the three months ended June 30, 2011 compared to 10.8% in the three months ended June 30, 2010, primarily due to a less favorable mix, including lower permanent placement revenue.

Other human capital management services

Contribution income from other human capital management services for the three months ended June 30, 2011 increased $0.1 million or 18.5%, to $0.9 million from $0.8 million. Contribution income as a percentage of other human capital management services revenue was 8.9% for the three months ended June 30, 2011 and 7.3% for the three months ended June 30, 2010, primarily due to significant revenue and operating improvement from our retained search business, partially offset by lower seminar attendance in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended June 30, 2011, totaled $2.7 million as compared to $3.2 million for the three months ended June 30, 2010. As a percentage of revenue, depreciation and amortization expense was 2.1% for the three months ended June 30, 2011 and 2.7% for the three months ended June 30, 2010.

Interest expense

Interest expense totaled $0.7 million for the three months ended June 30, 2011 compared to $1.2 million for the three months ended June 30, 2010. The decrease in interest expense was due to a lower effective interest rate on our borrowings and lower average borrowings in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The effective interest rate on our borrowings was 2.3% for the three month period ended June 30, 2011 and 5.8% for the three month period ended June 30, 2010.  The decrease in the effective interest rate on our borrowings is primarily a result of the expiration of interest rate swaps in the fourth quarter of 2010.

Income tax expense

Income tax expense totaled $0.4 million for the three months ended June 30, 2011, as compared to $1.1 million for the three month periods ending June 30, 2010. The effective tax rate was 19.4% in the three months ended June 30, 2011, compared to 47.8% in the three months ended June 30, 2010. The lower than expected effective tax rate in the three months ended June 30, 2011 was due to discrete items including the favorable resolution of uncertain prior year tax positions. Excluding these reversals, our effective tax rate would have been 54.3%.  The effective tax rate excluding the reversal of uncertain positions was higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses. The prior year was also impacted by a subsidiary’s tax holiday which expired in March 2011.

Comparison of Results for the Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Revenue from services

Revenue from services increased $8.9 million, or 3.7%, to $248.1 million for the six months ended June 30, 2011, as compared to $239.2 million for the six months ended June 30, 2010. The increase was primarily due to an increase in revenue from our nurse and allied staffing business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $10.6 million, or 8.5%, to $135.1 million in the six months ended June 30, 2011, from $124.5 million in the six months ended June 30, 2010, primarily due to higher staffing volume.

The average number of nurse and allied staffing FTEs on contract during the six months ended June 30, 2011, increased 7.4% from the six months ended June 30, 2010. Average nurse and allied staffing revenue per FTE per day increased approximately 1.0% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to an increase in the average hours provided by our nurse and allied professionals.   Our average bill rate decreased 0.4%.

Physician staffing

Revenue from our physician staffing business decreased $2.4 million, or 3.8%, to $60.0 million for the six months ended June 30, 2011, compared to $62.4 million in the six months ended June 30, 2010. The revenue decline reflects decreased demand for our temporary physician staffing services. Physician staffing days filled decreased 8.1% to 42,405 from 46,155 days filled in the six months ended June 30, 2010. Revenue per day filled for the six months ended June 30, 2011 was $1,416 a 4.7% increase from the six months ended June 30, 2010, reflecting a favorable change in the mix of specialties.

Clinical trial services

Revenue from clinical trial services increased $1.1 million, or 3.7%, to $32.1 million in the six months ended June 30, 2011, from $31.0 million in the six months ended June 30, 2010. This increase was primarily due to higher staffing volume and one additional billable day partially offset by lower average bill rates in the staffing business.

Other human capital management services

Revenue from other human capital management services for the six months ended June 30, 2011, decreased $0.5 million, or 2.5%, to $20.8 million from $21.3 million in the six months ended June 30, 2010, reflecting a lower seminar attendance in our education and training business partly offset by higher revenue from our retained search business.

Direct operating expenses

Direct operating expenses increased $8.6 million, or 5.0%, to $180.5 million for the six months ended June 30, 2011, as compared to $171.9 million for six months ended June 30, 2010.

As a percentage of total revenue, direct operating expenses represented 72.8% of revenue for the six months ended June 30, 2011, and 71.9% for the six months ended June 30, 2010. This increase is primarily due to higher housing costs for our nurse and allied field staff and a change in the business mix among segments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.1 million, or 5.7%, to $58.3 million for the six months ended June 30, 2011, as compared to $55.2 million for the six months ended June 30, 2010.

Included in selling, general and administrative expenses is unallocated corporate overhead of $11.3 million for six months ended June 30, 2011, compared to $10.8 million for the six months ended June 30, 2010. As a percentage of consolidated revenue, unallocated corporate overhead was 4.6% for the six month period ended June 30, 2011 and 4.5% for the six month period ended June 30, 2010. Share-based compensation, included in unallocated corporate overhead, was $1.5 million in the six months ended June 30, 2011 and $1.2 million in the six months ended June 30, 2010.

As a percentage of total revenue, selling, general and administrative expenses were 23.5% and 23.1%, for the six months ended June 30, 2011 and 2010, respectively. This increase is primarily due to higher compensation and advertising expenses in our nurse and allied staffing business segment.

Bad debt expense

In the six months ended June 30, 2011, bad debt expense was $0.1 million. Bad debt expense was recorded in the first quarter of 2010, but reversed in the second quarter, due to the improved quality of receivables at that time.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the six months ended June 30, 2011, decreased $0.6 million, or 4.9%, to $10.6 million from $11.2 million in six months ended June 30, 2010. As a percentage of nurse and allied staffing revenue, segment contribution income was 7.9% for the six months ended June 30, 2011, and 9.0% for the six months ended June 30, 2010. This decrease was primarily due to higher housing costs for our field staff, and a contraction in bill-pay spreads, coupled with an increase in selling, general and administrative expenses.

Physician staffing

Contribution income from physician staffing for the six months ended June 30, 2011 decreased 14.0% to $5.7 million, from $6.6 million in the six months ended June 30, 2010. As a percentage of physician staffing revenue, contribution income was 9.4% in the six months ended June 30, 2011 compared to 10.6% in the six months ended June 30, 2010. The decline in contribution income as a percentage of revenue was primarily due to a change in specialty mix and less permanent placement revenue, partially offset by lower physician expenses and lower professional liability expense in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The lower professional liability expense reflects better than expected loss development.

Clinical trial services

Contribution income from clinical trial services for the six months ended June 30, 2011, decreased $0.4 million, or 13.4%, to $2.8 million, from $3.3 million in the six months ended June 30, 2010. As a percentage of clinical trial services revenue, segment contribution income was 8.9% in the six months ended June 30, 2011 and 10.6% in the six months ended June 30, 2010.  This decrease is primarily due to higher selling, general and administrative expenses and a contraction in our bill-pay spread for our staffing operations.

Other human capital management services

Contribution income from other human capital management services for the six months ended June 30, 2011, decreased by $0.5 million, or 26.4%, to $1.3 million from $1.8 million in the six months ended June 30, 2010 primarily due to a decrease in contribution from our education and training business, partly offset by an increase from the retained search business. Contribution income as a percentage of other human capital management services revenue was 6.4% for the six months ended June 30, 2011 and 8.5% for the six months ended June 30, 2010, primarily due to lower seminar attendance in the education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the six months ended June 30, 2011, totaled $5.5 million as compared to $6.3 million for the six months ended June 30, 2010. As a percentage of revenue, depreciation and amortization expense was 2.2% for the six months ended June 30, 2011 and 2.6% for the six months ended June 30, 2010.

Interest expense

Interest expense totaled $1.5 million for the six months ended June 30, 2011 and $2.3 million for the six months ended June 30, 2010. The effective interest rate on our borrowings was 2.4% for the six month period ended June 30, 2011 and 5.7% for the six month period ended June 30, 2010. The decrease in interest expense was due to a lower effective interest rate on our borrowings and lower average borrowings in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease in the effective interest rate on our borrowings was primarily a result of the expiration of interest rate swaps in the fourth quarter of 2010.

Income tax expense

Income tax expense totaled $0.6 million for the six months ended June 30, 2011, as compared to $1.3 million for the six months ended June 30, 2010. The effective tax rate was 24.3% in the six months ended June 30, 2011, compared to 35.4% in the six months ended June 30, 2010. The lower effective tax rate in the six months ended June 30, 2011 was due to discrete items including the favorable resolution of uncertain prior year tax positions. Excluding these reversals, our effective tax rate would have been 53.2%. The current year tax rate, excluding these reversals, was higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses, the effect of which was magnified by the low pretax income. The prior year’s period was impacted by discrete items including an immaterial prior year correction related to a tax election we made on behalf of a subsidiary we acquired in 2008 as part of the MDA acquisition. The prior year was also impacted by a foreign subsidiary’s tax holiday which expired in March 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.6 to 1. Working capital decreased $0.7 million to $66.8 million as of June 30, 2011 from $67.5 million as of December 31, 2010.  The decrease in working capital was primarily due to a scheduled increase in the current portion of our long-term debt and timing of payments, partially offset by an increase in accounts receivable.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service.  We believe that operating cash flows, along with cash on hand will be sufficient to meet these needs during the next twelve months.  We continue to evaluate acquisition opportunities that may require additional funding.  In addition to those amounts available under our existing credit agreement, to the extent available to us, we may incur up to an additional $45.0 million in Indebtedness (as defined by our credit agreement).

Net cash provided by operating activities during the six months ended June 30, 2011, was $11.4 million, compared to $23.7 million in the six months ended June 30, 2010. The decrease is primarily due to an increase in our accounts receivables in the six months ended June 30, 2011 compared to a decrease in accounts receivable in the six months ended June 30, 2010. The increase in accounts receivables in the six months ended June 30, 2011 is reflective of the sequential increases in revenue we have experienced from the fourth quarter of 2010 to the second quarter 2011. During the six months ended June 30, 2010 we experienced sequential declines in revenue. The number of days’ sales outstanding decreased two days to 50 days at June 30, 2011, compared to 52 days at December 31, 2010.

Investing activities used $2.3 million in the six months ended June 30, 2011, compared to $13.6 million in the six months ended June 30, 2010.  We used $2.2 million for capital expenditures in the six months ended June 30, 2011 compared to $0.7 million in the six months ended June 30, 2010. In the six months ended June 30, 2010, we used $12.8 million to pay the final earnout payment due on the MDA acquisition based on its 2009 performance.

Net cash used in financing activities during the six months ended June 30, 2011, was $4.1 million compared $8.3 million during the six months ended June 30, 2010, related to net payments on our total debt in both periods and $1.5 million of debt issuance costs paid in the six months ended June 30, 2010, related to an amendment to our Credit Facility.

Stockholders’ Equity

During the six months ended June 30, 2011 and 2010, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock. Under the remainder of the February 2008 Board of Directors’ authorization, we can purchase up to an additional 1,441,139 shares, subject to certain conditions in our Credit Agreement. At June 30, 2011, we had approximately 31.2 million shares of common stock outstanding.

Credit Facility

As of June 30, 2011, interest on our revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2011 was 0.625%. The interest rate spreads on our term loan as of June 30, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

The table below summarizes what we believe are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and our corresponding actual performance as of June 30, 2011.

	Requirements	Actual

Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	2.17 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	4.46 to 1.00

Maximum Capital Expenditures for 2011 (c)	$6.6 million	$2.2 million

———————
(a)	Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.
(b)
Our Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.50 to 1.00 for the fiscal year 2011; 2) 1.25 to 1.00 for the fiscal year 2012 and 3) 1.15 to 1.00 thereafter.

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

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of June 30, 2011:

Commitments	Total	2011	2012	2013	2014	2015	Thereafter
	(amounts in thousands)

Senior secured credit facility (a)	$49,272	$4,619	$18,092	$26,561	$-	$-	$-

Capital lease obligations	691	97	203	215	83	65	28

Operating leases obligations (b)	27,449	3,124	6,144	5,848	3,577	3,102	5,654

Purchase obligations (c)	1,727	465	943	319	-	-	-

	$79,139	$8,305	$25,382	$32,943	$3,660	$3,167	$5,682

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.

In May 2011, the FASB issued Update No. 2011-04,  Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (ASU 2011-04), which is effective during interim and annual periods beginning after December  15, 2011. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence.

We are currently evaluating the impact of these standards on the Company’s disclosures. The Company expects to adopt these standards for its consolidated financial statements beginning in the first quarter of 2012.

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

Maureen Petray and Carina Higareda v. MedStaff, Inc (settled)

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The Court granted final approval of the class settlement on March 18, 2011. The Company had previously accrued a pre-tax charge of $0.3 million (approximately $0.2 million after taxes) related to this lawsuit. The final settlement amount was $0.3 million, which was paid during the first quarter of 2011.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 5, 2011	By:	/s/ Emil Hensel
Emil Hensel
Chief Financial Officer and Director
(Principal Financial Officer)

Date: August 5, 2011	By:	/s/ Elizabeth Gulacsy
Elizabeth Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
*10.1	First Amendment to Lease Agreement, dated April 22, 2011, between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007

*10.2
Second Amendment to Credit Agreement, dated as of July 21, 2011, by an among Cross Country Healthcare, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith