Form 10-Q
period 2011-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2011-11-04
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

The registrant had outstanding 31,239,066 shares of Common Stock, par value $0.0001 per share, as of October 31, 2011.

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

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2011

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$14,305	$10,957
Short-term cash investments	1,807	1,870
Accounts receivable, less allowance for doubtful accounts
of $2,104 in 2011 and $3,501 in 2010	74,286	64,395
Deferred tax assets	12,188	11,801
Income taxes receivable	-	6,563
Prepaid expenses	7,340	6,530
Other current assets	553	649
Total current assets	110,479	102,765
Property and equipment, net of accumulated depreciation of
$48,338 in 2011 and $43,412 in 2010	12,635	14,536
Trademarks, net	52,068	52,055
Goodwill, net	143,410	143,349
Other identifiable intangible assets, net	22,023	24,681
Debt issuance costs, net	1,419	2,112
Non-current deferred tax assets	2,508	2,484
Other long-term assets	1,402	1,676
Total assets	$345,944	$343,658

Current liabilities:
Accounts payable and accrued expenses	$10,728	$7,944
Accrued employee compensation and benefits	17,345	14,641
Current portion of long-term debt	11,893	7,957
Income taxes payable	604	-
Other current liabilities	4,163	4,712
Total current liabilities	44,733	35,254
Long-term debt	34,060	45,556
Other long-term liabilities	16,051	16,839
Total liabilities	94,844	97,649
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	244,925	243,005
Accumulated other comprehensive loss	(2,796)	(2,401)
Retained earnings	8,968	5,402
Total stockholders' equity	251,100	246,009
Total liabilities and stockholders' equity	$345,944	$343,658

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Income
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue from services	$131,169	$115,687	$379,257	$354,885
Operating expenses:
Direct operating expenses	95,426	83,258	275,929	255,171
Selling, general and administrative expenses	29,061	26,630	87,407	81,837
Bad debt expense	146	115	235	115
Depreciation	1,548	1,782	5,193	6,156
Amortization	833	963	2,675	2,887
Total operating expenses	127,014	112,748	371,439	346,166
Income from operations	4,155	2,939	7,818	8,719
Other (income) expenses:
Foreign exchange (gain) loss	(148)	57	(125)	72
Interest expense	730	1,173	2,180	3,440
Other income, net	(67)	(39)	(228)	(123)
Income before income taxes	3,640	1,748	5,991	5,330
Income tax expense	1,854	832	2,425	2,101
Net income	$1,786	$916	$3,566	$3,229
Net income per common share:
Basic	$0.06	$0.03	$0.11	$0.10
Diluted	$0.06	$0.03	$0.11	$0.10

Weighted average common shares outstanding:
Basic	31,225	31,088	31,159	31,046
Diluted	31,242	31,112	31,217	31,162

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Operating activities
Net income	$3,566	$3,229
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	5,193	6,156
Amortization	2,675	2,887
Bad debt expense	235	115
Deferred income tax benefit	(648)	(964)
Share-based compensation	2,250	1,942
Other noncash charges	706	456
Changes in operating assets and liabilities:
Accounts receivable	(10,104)	3,514
Other assets	(561)	(2,113)
Income taxes	6,489	8,166
Accounts payable and accrued expenses	5,197	783
Other liabilities	(368)	614
Net cash provided by operating activities	14,630	24,785

Investing activities
Other acquisition related payments	-	(12,826)
Purchases of property and equipment	(2,998)	(1,254)
Other investing activities	(148)	(44)
Net cash used in investing activities	(3,146)	(14,124)

Financing activities
Repayment of debt	(10,373)	(11,893)
Borrowings under revolving credit facility	2,500	4,000
Debt issuance costs	-	(1,480)
Repurchase of stock for restricted stock tax withholdings	(208)	(200)
Net cash used in financing activities	(8,081)	(9,573)

Effect of exchange rate changes on cash	(55)	(29)

Change in cash and cash equivalents	3,348	1,059
Cash and cash equivalents at beginning of period	10,957	6,861
Cash and cash equivalents at end of period	$14,305	$7,920

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

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. Short-term cash investments on the accompanying condensed consolidated balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At both September 30, 2011 and December 31, 2010, other long-term assets included approximately $0.9 million of foreign investments in highly liquid time deposits with original maturities greater than one year. The carrying value of these investments on the consolidated condensed balance sheet approximates their fair value.

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

The table that follows describes the components of comprehensive income in the three and nine month periods ending September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Net income	$1,786	$916	$3,566	$3,229

Other comprehensive income, before tax:
Foreign currency translation adjustments	(735)	639	(363)	71
Net change in fair value of hedging transactions	-	387	-	1,149
Net change in fair value of marketable securities	(2)	(46)	(54)	(32)
Other comprehensive (loss) income, before tax	(737)	980	(417)	1,188
Income tax (benefit) expense related to items
of other comprehensive (loss) income	(1)	134	(22)	439
Other comprehensive (loss) income, net of tax	(736)	846	(395)	749

Comprehensive income	$1,050	$1,762	$3,171	$3,978

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss (OCL) in the accompanying condensed consolidated balance sheets and was $2.8 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively.

The net change in fair value of hedging transactions (including effective hedging reclassified to interest expense at cash settlement), related to the Company’s interest rate swap agreements, and was included in accumulated OCL.  During the three and nine months ended September 30, 2010,  a net unrealized loss of $0.1 million was reclassified from OCL to interest expense corresponding with interest payments on the underlying term loan portion of the Company’s credit facility that was effectively hedged. In October 2010, the interest rate swap agreements expired. Accordingly, as of September 30, 2011 and December 31, 2010, there were no amounts included in accumulated OCL related to interest rate swap agreements.

3.           EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to 2,238,483 and 1,892,969 during the three and nine months ended September 30, 2011 and 1,754,807 and 1,146,486 during the three and nine months ended September 30, 2010. For the three months ended September 30, 2011 and 2010, respectively, incremental shares of common stock of 17,657 and 24,239 were included in the diluted weighted average shares outstanding calculation. For the nine months ended September 30, 2011 and 2010, respectively, incremental shares of common stock of 58,218 and 115,857 were included in the diluted weighted average shares outstanding calculation.

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

5.           DEBT

At September 30, 2011 and December 31, 2010, long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(amounts in thousands)

Term loan, interest 2.25% at September 30, 2011	$45,310	$53,039
and 2.29% at December 31, 2010
Capital lease obligations	643	474
Total debt	45,953	53,513
Less current portion	(11,893)	(7,957)
Long-term debt	$34,060	$45,556

As of September 30, 2011, the Company did not have any borrowings outstanding under its $50.0 million revolving credit facility, but had $12.6 million of standby letters of credit outstanding under its facility, leaving $37.4 million available for borrowing. As of September 30, 2011, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2011 was 0.625%. The interest rate spreads on its term loan remained unchanged, and as of September 30, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%. The table below summarizes what the Company believes are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and the Company’s corresponding actual performance as of September 30, 2011.

	Requirements	Actual

Maximum Permitted Levarage Ratio (a)	2.50 to 1.00	1.89 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	4.35 to 1.00

Maximum Capital Expenditures for 2011 (c)	$6.6 million	$3.0 million

———————
(a)	The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.

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

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of September 30, 2011, are as follows:

Through Year Ending December 31 (amounts in thousands)

2011	$2,972
2012	17,377
2013	25,428
2014	83
2015	65
Thereafter	28
$45,953

During the three and nine months ended September 30, 2011, the Company repaid a total of $4.0 million and $7.7 million, respectively, on its term loan which included $2.5 million of an optional prepayment made in the three months ended September 30, 2011, and $0.7 million of a mandatory prepayment made in the second quarter  of 2011.

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

At September 30, 2011 and December 31, 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and marketable securities included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability. The Company did not hold any Level 2 or Level 3 assets or liabilities at September 30, 2011 or December 31, 2010.

The table below summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2011 and December 31, 2010:

Quoted Prices in Active Markets for Identical Assets
(Level 1)

	September 30,	December 31,
	2011	2010
	(amounts in thousands)
Financial Assets:
Marketable securities	$5	$59

Financial Liabilities:
Deferred compensation	$1,201	$1,480

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets.

Goodwill and other intangible assets represented 86.6% and 89.5% of the Company’s stockholders’ equity as of September 30, 2011 and December 31, 2010, respectively.  In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, the Company evaluates goodwill and indefinite-lived intangible assets annually, in its fourth quarter, for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. In its impairment analysis, the Company determines the fair value of its reporting units based on a combination of inputs including Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly, as well as inputs such as pricing multiples from publicly traded guideline companies and the market capitalization of the Company. During the nine months ended September, 30, 2011, there were no impairment indicators which would have triggered fair value measurements of the Company’s goodwill and indefinite-lived intangible assets. The Company will perform its annual impairment assessment in the fourth quarter of 2011.

7.           STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the nine months ended September 30, 2011 and 2010, the Company was restricted under its Credit Agreement and did not repurchase shares of its common stock. Under its February 2008 Board authorization, the Company may purchase up to an additional 1,441,139 shares of common stock, subject to certain conditions in the Company’s Credit Agreement. At September 30, 2011, the Company had approximately 31.2 million shares of common stock outstanding.

At the current debt leverage ratio, the Company is permitted to use its excess cash to repurchase up to $2.5 million of its common stock pursuant to its existing Board authorization.

Share-Based Payments

During the three and nine months ended September 30, 2011, $0.8 million and $2.3 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 122,087 shares of common stock were issued upon vesting of restricted stock awards in the nine month period ended September 30, 2011.

During the three and nine months ended September 30, 2010, $0.7 million and $1.9 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 78,182 shares of common stock were issued upon vesting of restricted stock awards in the nine month period ended September 30, 2010.

In June 2011, 216,538 shares of restricted stock at a market price of $7.44 were granted to Directors and key employees of the Company. In addition, in June 2011, 261,500 stock appreciation rights were granted to key employees at a price of $7.44 and a weighted average valuation per share of $2.63. Similar to prior grants, the restricted stock vests ratably over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$73,378	$58,256	$208,506	$182,743
Physician staffing	30,814	31,294	90,853	93,704
Clinical trial services	16,754	15,682	48,871	46,656
Other human capital management services	10,223	10,455	31,027	31,782
	$131,169	$115,687	$379,257	$354,885

Contribution income (a):
Nurse and allied staffing (b)	$6,324	$4,964	$16,968	$16,159
Physician staffing	2,935	3,503	8,600	10,094
Clinical trial services	2,239	1,771	5,083	5,055
Other human capital management services	984	673	2,320	2,489
	12,482	10,911	32,971	33,797
Unallocated corporate overhead (b)	5,946	5,227	17,285	16,035
Depreciation	1,548	1,782	5,193	6,156
Amortization	833	963	2,675	2,887
Income from operations	$4,155	$2,939	$7,818	$8,719

———————

(a)
The Company defines contribution income as income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In the nine months ended September 30, 2011, the Company refined its methodology for allocating certain corporate overhead expenses to the nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the three and nine months ended September 30, 2010 has been reclassified by $0.3 million and $1.1 million, respectively, to conform to the current year’s presentation.

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

10.           INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 43.0% including the impact of discrete items. The effective tax rate was 50.9% and 40.5% during the three and nine months ended September 30, 2011, respectively. The higher tax rate in the three months ended September 30, 2011, was due to certain discrete items, including the increase of uncertain prior year tax positions. In addition, the effective tax rate for the nine months ended September 30, 2011 benefited from the reversal of uncertain prior year tax positions, primarily in the second quarter.  Excluding these items, the effective tax rate in the three and nine months ended September 30, 2011, would have been 48.1% and 50.1%, respectively. The effective tax rates excluding the impact of uncertain tax positions were higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses. The 2011 tax rate is also impacted by a foreign subsidiary’s tax holiday which expired in March 2011.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(amounts in thousands)
Balance at January 1, 2011	$5,092
Additions based on tax provisions related to prior years	276
Additions based on tax provisions related to current year	483
Settlements of tax positions related to prior years	(645)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(766)
Balance at September 30, 2011	$4,440

As of September 30, 2011, the Company had approximately $3.7 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the nine months ended September 30, 2011, the Company had gross increases of $0.8 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had gross decreases of $1.4 million to its unrecognized tax benefits related to both the settlement of a certain state tax issue and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.9 million and $0.7 million for the payment of interest and penalties at September 30, 2011 and December 31, 2010, respectively.

The tax years 2004, 2005 and 2008 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

11.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The Company expects to adopt this standard for its consolidated financial statements in the first quarter of 2012, but is evaluating early adoption.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company is currently evaluating the impact of this standard on its disclosures. The Company expects to adopt this standard for its consolidated financial statements beginning in the first quarter of 2012.

In May 2011, the FASB issued Update No. 2011-04,  Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs, (ASU 2011-04), which is effective during interim and annual periods beginning after December  15, 2011. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence. The Company is currently evaluating the impact of this standard on its disclosures. The Company expects to adopt this standard for its consolidated financial statements beginning in the first quarter of 2012.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended September 30, 2011, our nurse and allied staffing business segment represented approximately 56% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 43% of our total revenue and 77% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as rehabilitation therapists, radiology technicians, respiratory therapists, nurse practitioners and physician assistants. Our physician staffing business segment represented approximately 23% of our third quarter 2011 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training and retained search services.

For the quarter ended September 30, 2011 our revenue was $131.2 million, and net income was $1.8 million, or $0.06 per diluted share. Cash flow provided by operating activities for the nine months ended September 30, 2011 was $14.6 million.  Cash flow from operating activities was primarily used to repay debt and for capital expenditures. We ended the third quarter of 2011 with total debt of $46.0 million and $14.3 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 10.7%.

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

Nurse and Allied Staffing

Our nurse and allied staffing business results in the third quarter of 2011 reflected a continued recovery in demand, as measured by the number of open orders from our customers. We believe the current dynamics in our nurse and allied staffing businesses are much better than they were for the last several years. While our managed service provider (MSP) staffing services and staffing for electronic medical record (EMR) implementations remain staples of our business, recently there has been a broad-based resurgence in demand from other accounts that have been largely dormant over the past few years. Currently, non-MSP clients account for a substantial majority of the open nurse staffing job orders which provide our healthcare professionals with even more options to choose from. As we believe our success today is much more driven by supply than demand, this greater diversity in job orders should enable us to further improve our recruitment and retention of nurses. Our book to bill ratio, which measures net weeks booked as a percentage of the average field FTE count was 107% in the third quarter of 2011, and so far in the fourth quarter is averaging 114%. Bookings in our fourth quarter include fulfillment of the first of several large EMR projects expected to start in the first quarter of 2012.  Based on these booking trends, we expect revenue momentum into the first quarter of 2012.

Physician Staffing

In the third quarter of 2011, revenue from our physician staffing services increased compared to the second quarter of 2011, but was slightly lower as compared to the third quarter of 2010. While the physician staffing business appears to be showing signs of improvement in recent months, our outlook remains cautious given the headwinds this segment has faced, particularly the increased willingness of physicians to become employees of hospitals and health systems due, in part, to the uncertainty surrounding healthcare reform and increased emphasis by hospitals to acquire physician practices. We continue to believe the long-term demographic drivers of this business are favorable. These drivers include an aging population demanding more health care, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, who historically have provided relatively less hours of service on average than males. In addition, we believe the increase in the insured population that is expected to result from the implementation of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trial Services

In the third quarter of 2011, revenue in the staffing component of our clinical trial services continued to increase both sequentially and compared to the prior year’s third quarter. We have been experiencing gradual improvement in the core contract staffing component of this business, which represented approximately 93% of the business segment’s revenue in the third quarter of 2011. Despite the weak trends in the pharmaceutical and biotech industry over the past two years, demographic factors and advances in biotechnology and genomics should drive long-term growth for this business segment.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of income data expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	72.8	72.0	72.8	71.9
Selling, general and administrative expenses	22.1	23.0	23.0	23.1
Bad debt expense	0.1	0.1	0.1	0.0
Depreciation and amortization	1.8	2.4	2.0	2.5
Income from operations	3.2	2.5	2.1	2.5
Foreign exchange (income) loss	(0.1)	0.0	0.0	0.0
Interest expense	0.6	1.0	0.6	1.0
Other income, net	(0.1)	(0.0)	(0.1)	(0.0)
Income before income taxes	2.8	1.5	1.6	1.5
Income tax expense	1.4	0.7	0.7	0.6
Net income	1.4%	0.8%	0.9%	0.9%

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 87% of our stockholders’ equity as of September 30, 2011. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $143.4 million and $74.1 million, respectively, net of accumulated amortization, at September 30, 2011. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually at year end. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years.

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

●	Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$73,378	$58,256	$208,506	$182,743
Physician staffing	30,814	31,294	90,853	93,704
Clinical trial services	16,754	15,682	48,871	46,656
Other human capital management services	10,223	10,455	31,027	31,782
	$131,169	$115,687	$379,257	$354,885

Contribution income (a):
Nurse and allied staffing (b)	$6,324	$4,964	$16,968	$16,159
Physician staffing	2,935	3,503	8,600	10,094
Clinical trial services	2,239	1,771	5,083	5,055
Other human capital management services	984	673	2,320	2,489
	12,482	10,911	32,971	33,797
Unallocated corporate overhead (b)	5,946	5,227	17,285	16,035
Depreciation	1,548	1,782	5,193	6,156
Amortization	833	963	2,675	2,887
Income from operations	$4,155	$2,939	$7,818	$8,719

———————
(a)
We define contribution income as income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In the nine months ended September 30, 2011, we refined our methodology for allocating certain corporate overhead expenses to our nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the three and nine months ended September 30, 2010 has been reclassified by $0.3 million and $1.1 million, respectively, to conform to the current year’s presentation.

Comparison of Results for the Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Revenue from services

Revenue from services increased $15.5 million, or 13.4%, to $131.2 million for the three months ended September 30, 2011, as compared to $115.7 million for the three months ended September 30, 2010. The increase was due to higher revenue from our nurse and allied staffing business segment, and secondarily to our clinical trial services business segment, partially offset by decreases in revenue from our physician staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $15.1 million, or 26.0%, to $73.4 million in the three months ended September 30, 2011, from $58.3 million in the three months ended September 30, 2010, primarily due to higher staffing volume.

The average number of nurse and allied staffing FTEs on contract during the three months ended September 30, 2011, increased 23.1% from the three months ended September 30, 2010. The average nurse and allied staffing revenue per FTE per day increased 2.3% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due to an increase in our average bill rates of 1.2% and an increase in the average hours provided by our nurse and allied professionals.

Physician staffing

Revenue from our physician staffing business decreased $0.5 million or 1.5% to $30.8 million for the three months ended September 30, 2011, compared to $31.3 million in the three months ended September 30, 2010. The revenue decline reflects a less favorable mix of specialties and slightly lower volume.

Physician staffing days filled is a metric that we use to measure volume in this business segment. Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. In the first quarter of 2011, we refined our methodology related to tracking physician staffing metrics, and, accordingly, have revised our metrics for the prior year to conform to current year’s presentation.

Physician staffing days filled decreased 0.5% to 22,811 days in the three months ended September 30, 2011, compared to 22,916 days in the three months ended September 30, 2010. Revenue per day filled for the three months ended September 30, 2011 was $1,351, a 1.1% decrease from the three months ended September 30, 2010. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $1.1 million, or 6.8%, to $16.8 million in the three months ended September 30, 2011, from $15.7 million in the three months ended September 30, 2010. This increase was primarily due to higher staffing volume partially offset by lower average bill rates in the staffing business.

Other human capital management services

Revenue from other human capital management services for the three months ended September 30, 2011, decreased $0.2 million, or 2.2%, to $10.2 million from $10.5 million in the three months ended September 30, 2010, reflecting lower revenue from our education and training business, partially offset by an increase in revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $12.2 million, or 14.6%, to $95.4 million for the three months ended September 30, 2011, as compared to $83.3 million for three months ended September 30, 2010.

As a percentage of total revenue, direct operating expenses represented 72.8% of revenue for the three months ended September 30, 2011, and 72.0% for the three months ended September 30, 2010. The increase was primarily due to a shift in our segment mix towards our nurse and allied staffing business segment, which has the highest direct operating expenses as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.4 million, or 9.1%, to $29.1 million for the three months ended September 30, 2011, as compared to $26.6 million for the three months ended September 30, 2010. The increase in selling, general and administrative expenses was primarily due to investments in infrastructure to support our MSP accounts and higher performance-based bonus accruals. As a percentage of total revenue, selling, general and administrative expenses were 22.1% and 23.0%, for the three months ended September 30, 2011 and 2010, respectively, reflecting improved operating leverage, partially offset by higher performance-based bonus accruals.

Included in selling, general and administrative expenses is unallocated corporate overhead of $5.9 million for three months ended September 30, 2011, compared to $5.2 million for the three months ended September 30, 2010. As a percentage of consolidated revenue, unallocated corporate overhead was 4.5% for both the three month periods ended September 30, 2011 and 2010. Share-based compensation, included in unallocated corporate overhead, was $0.8 million in the three months ended September 30, 2011 and $0.7 million in the three months ended September 30, 2010.

Bad debt expense

In the three month periods ended September 30, 2011 and 2010, we recorded $0.1 million of reserves for bad debt representing 0.1% of consolidated revenue from services.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended September 30, 2011, increased $1.4 million or 27.4%, to $6.3 million from $5.0 million in three months ended September 30, 2010, primarily due to higher revenue. As a percentage of segment revenue, contribution income was 8.6% for the three months ended September 30, 2011, and 8.5% for the three months ended September 30, 2010. This increase was primarily due to lower workers’ compensation accruals for our field staff, partially offset by a contraction in our bill-pay spread, and higher housing costs for our field personnel.

Physician staffing

Contribution income from physician staffing for the three months ended September 30, 2011 decreased $0.6 million or 16.2% to $2.9 million, from $3.5 million in the three months ended September 30, 2010. As a percentage of segment revenue, contribution income was 9.5% in the three months ended September 30, 2011 compared to 11.2% in the three months ended September 30, 2010. This decrease was primarily due to higher compensation expense as a percentage of revenue and  lower permanent placement revenue.

Clinical trial services

Contribution income from clinical trial services for the three months ended September 30, 2011 increased $0.5 million, or 26.4%, to $2.2 million, from $1.8 million in the three months ended September 30, 2010. As a percentage of segment revenue, contribution income was 13.4% in the three months ended September 30, 2011 compared to 11.3% in the three months ended September 30, 2010.  This increase is primarily due to a significant improvement in the profitability of our non-staffing businesses, coupled with a more favorable contract mix.

Other human capital management services

Contribution income from other human capital management services for the three months ended September 30, 2011 increased $0.3 million or 46.2%, to $1.0 million from $0.7 million. Contribution income as a percentage of segment revenue was 9.6% for the three months ended September 30, 2011 and 6.4% for the three months ended September 30, 2010.  The improvement in contribution income margin was primarily due to significant revenue and operating improvement from our retained search business, partially offset by lower seminar attendance in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended September 30, 2011, totaled $2.4 million as compared to $2.7 million for the three months ended September 30, 2010. As a percentage of consolidated revenue, depreciation and amortization expense was 1.8% for the three months ended September 30, 2011 and 2.4% for the three months ended September 30, 2010.

Interest expense

Interest expense totaled $0.7 million for the three months ended September 30, 2011 compared to $1.2 million for the three months ended September 30, 2010. The decrease in interest expense was due to a lower effective interest rate on our borrowings and lower average borrowings in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The effective interest rate on our borrowings was 2.3% for the three month period ended September 30, 2011 and 5.8% for the three month period ended September 30, 2010. The decrease in the effective interest rate on our borrowings is primarily a result of the expiration of interest rate swaps in the fourth quarter of 2010.

Income tax expense

Income tax expense totaled $1.9 million for the three months ended September 30, 2011, as compared to $0.8 million for the three month periods ending September 30, 2010. The effective tax rate was 50.9% in the three months ended September 30, 2011, compared to 47.6% in the three months ended September 30, 2010. The higher effective tax rate in the three months ended September 30, 2011 was due to certain discrete items, including the increase of uncertain prior year tax positions. Excluding these items, the effective tax rate in the three months ended September 30, 2011 would have been 48.1% compared to 48.8% in the three months ended September 30, 2010. The effective tax rate excluding the impact of uncertain tax positions was higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses. The 2011 tax rate is also impacted by a foreign subsidiary’s tax holiday which expired in March 2011.

Comparison of Results for the Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Revenue from services

Revenue from services increased $24.4 million, or 6.9%, to $379.3 million for the nine months ended September 30, 2011, as compared to $354.9 million for the nine months ended September 30, 2010. The increase was due to an increase in revenue from our nurse and allied staffing business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $25.8 million, or 14.1%, to $208.5 million in the nine months ended September 30, 2011, from $182.7 million in the nine months ended September 30, 2010, primarily due to higher staffing volume.

The average number of nurse and allied staffing FTEs on contract during the nine months ended September 30, 2011, increased 12.3% from the nine months ended September 30, 2010. Average nurse and allied staffing revenue per FTE per day increased approximately 1.7% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase in the average hours provided by our nurse and allied professionals and a slight increase in our average bill rates.

Physician staffing

Revenue from our physician staffing business decreased $2.9 million, or 3.0%, to $90.9 million for the nine months ended September 30, 2011, compared to $93.7 million in the nine months ended September 30, 2010. The revenue decline reflects decreased demand for our temporary physician staffing services. Physician staffing days filled decreased 5.6% to 65,216 from 69,071 days filled in the nine months ended September 30, 2010. Revenue per day filled for the nine months ended September 30, 2011 was $1,393 a 2.7% increase from the nine months ended September 30, 2010.

Clinical trial services

Revenue from clinical trial services increased $2.2 million, or 4.7%, to $48.9 million in the nine months ended September 30, 2011, from $46.7 million in the nine months ended September 30, 2010. This increase was primarily due to higher staffing volume and one additional billable day, partially offset by lower average bill rates in the staffing business.

Other human capital management services

Revenue from other human capital management services for the nine months ended September 30, 2011, decreased $0.8  million, or 2.4%, to $31.0 million from $31.8 million in the nine months ended September 30, 2010, reflecting a lower seminar attendance in our education and training business partly offset by higher revenue from our retained search business.

Direct operating expenses

Direct operating expenses increased $20.8 million, or 8.1%, to $275.9 million for the nine months ended September 30, 2011, as compared to $255.2 million for nine months ended September 30, 2010.

As a percentage of total revenue, direct operating expenses represented 72.8% of revenue for the nine months ended September 30, 2011, and 71.9% for the nine months ended September 30, 2010. This increase was due to a combination of factors including a shift in our business mix towards the nurse and allied staffing segment, higher physician compensation as a percent of revenue and lower permanent placement revenue in our physician staffing segment, along with higher housing costs and a contraction in our bill-pay spread in our nurse and allied staffing segment. These factors were partially offset by lower workers’ compensation expenses in our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.6 million, or 6.8%, to $87.4 million for the nine months ended September 30, 2011, as compared to $81.8 million for the nine months ended September 30, 2010. As a percentage of total revenue, selling, general and administrative expenses were 23.0% and 23.1%, for the nine months ended September 30, 2011 and 2010, respectively.

Included in selling, general and administrative expenses is unallocated corporate overhead of $17.3 million for nine months ended September 30, 2011, compared to $16.0 million for the nine months ended September 30, 2010. As a percentage of consolidated revenue, unallocated corporate overhead was 4.6% for the nine month period ended September 30, 2011 and 4.5% for the nine month period ended September 30, 2010. Share-based compensation, included in unallocated corporate overhead, was $2.3 million in the nine months ended September 30, 2011 and $1.9 million in the nine months ended September 30, 2010.

Bad debt expense

In the nine month period ended September 30, 2011, we recorded $0.2 million of reserves for bad debt representing 0.1% of consolidated revenue from services. In the nine month period ended September 30, 2010, we recorded $0.1 million of reserves for bad debt.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the nine months ended September 30, 2011, increased $0.8 million, or 5.0%, to $17.0 million from $16.2 million in nine months ended September 30, 2010. As a percentage of segment revenue, contribution income was 8.1% for the nine months ended September 30, 2011, and 8.8% for the nine months ended September 30, 2010. This decrease was primarily due to higher housing costs for our field staff, a contraction in bill-pay spreads, and an increase in selling, general and administrative expenses; partially offset by lower workers’ compensation expenses for our field staff.

Physician staffing

Contribution income from physician staffing for the nine months ended September 30, 2011 decreased $1.5 million or 14.8% to $8.6 million, from $10.1 million in the nine months ended September 30, 2010. As a percentage of segment revenue, contribution income was 9.5% in the nine months ended September 30, 2011 compared to 10.8% in the nine months ended September 30, 2010. The decline in contribution income as a percentage of revenue was primarily due to higher physician compensation as a percentage of revenue and lower permanent placement revenue.

Clinical trial services

Contribution income from clinical trial services was $5.1 million in both the nine months ended September 30, 2011 and 2010. As a percentage of segment revenue, contribution income was 10.4% in the nine months ended September 30, 2011 and 10.8% in the nine months ended September 30, 2010.  This decrease is primarily due to higher selling, general and administrative expenses and a contraction in our bill-pay spread for our staffing operations.

Other human capital management services

Contribution income from other human capital management services for the nine months ended September 30, 2011, decreased by $0.2 million, or 6.8%, to $2.3 million from $2.5 million in the nine months ended September 30, 2010 primarily due to a decrease in contribution from our education and training business, partly offset by an increase from the retained search business. Contribution income as a percentage of segment revenue was 7.5% for the nine months ended September 30, 2011 and 7.8% for the nine months ended September 30, 2010, primarily due to lower seminar attendance in the education and training business, partially offset by improved leverage in our retained search business.

Depreciation and amortization expense

Depreciation and amortization expense in the nine months ended September 30, 2011, totaled $7.9 million as compared to $9.0 million for the nine months ended September 30, 2010. As a percentage of consolidated revenue, depreciation and amortization expense was 2.0% for the nine months ended September 30, 2011 and 2.5% for the nine months ended September 30, 2010.

Interest expense

Interest expense totaled $2.2 million for the nine months ended September 30, 2011 and $3.4 million for the nine months ended September 30, 2010. The effective interest rate on our borrowings was 2.3% for the nine month period ended September 30, 2011 and 5.7% for the nine month period ended September 30, 2010. The decrease in interest expense was due to a lower effective interest rate on our borrowings and lower average borrowings in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease in the effective interest rate on our borrowings was primarily a result of the expiration of interest rate swaps in the fourth quarter of 2010.

Income tax expense

Income tax expense totaled $2.4 million for the nine months ended September 30, 2011, as compared to $2.1 million for the nine months ended September 30, 2010. The effective tax rate was 40.5% in the nine months ended September 30, 2011, compared to 39.4% in the nine months ended September 30, 2010. Excluding certain discrete items arising from prior year operations, the effective tax rate in the nine months ended September 30, 2011 would have been 50.1% compared to 49.2% in the nine months ended September 30, 2010. The effective tax rate excluding discrete items was higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses. The 2011 tax rate is also impacted by a foreign subsidiary’s tax holiday which expired in March 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.5 to 1. Working capital decreased $1.8 million to $65.7 million as of September 30, 2011 from $67.5 million as of December 31, 2010.  The decrease in working capital was primarily due to a scheduled increase in the current portion of our long-term debt and timing of payments, partially offset by an increase in accounts receivable.

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

Net cash provided by operating activities during the nine months ended September 30, 2011, was $14.6 million, compared to $24.8 million in the nine months ended September 30, 2010. The decrease is primarily due to an increase in our accounts receivables in the nine months ended September 30, 2011 compared to a decrease in accounts receivable in the nine months ended September 30, 2010. The increase in accounts receivables in the nine months ended September 30, 2011 is reflective of the sequential increases in revenue we have experienced from the fourth quarter of 2010 to the third quarter 2011. During the nine months ended September 30, 2010 we experienced sequential declines in revenue. The number of days’ sales outstanding was 52 days at September 30, 2011 and December 31, 2010.

Investing activities used $3.1 million in the nine months ended September 30, 2011, compared to $14.1 million in the nine months ended September 30, 2010.  We used $3.0 million for capital expenditures in the nine months ended September 30, 2011 compared to $1.3 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2010, we used $12.8 million to pay the final earnout payment due on the MDA acquisition based on its 2009 performance.

Net cash used in financing activities during the nine months ended September 30, 2011, was $8.1 million compared $9.6 million during the nine months ended September 30, 2010, primarily related to net payments on our total debt in both periods and $1.5 million of debt issuance costs paid in the nine months ended September 30, 2010, related to an amendment to our Credit Facility. During the nine months ended September 30, 2011, we repaid a total of $7.7 million on our term loan including $2.5 million of an optional prepayment and $0.7 million of a mandatory prepayment.

Stockholders’ Equity

During the nine months ended September 30, 2011 and 2010, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock. Under the remainder of the February 2008 Board of Directors’ authorization, we can purchase up to an additional 1,441,139 shares, subject to certain conditions in our Credit Agreement. At September 30, 2011, we had approximately 31.2 million shares of common stock outstanding.  At the current debt leverage ratio, we are permitted to use our excess cash to repurchase up to $2.5 million of our common stock pursuant to an existing Board authorization.

Credit Facility

As of September 30, 2011, interest on our revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2011 was 0.625%. The interest rate spreads on our term loan as of September 30, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%.

The table below summarizes what we believe are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and our corresponding actual performance as of September 30, 2011.

	Requirements	Actual

Maximum Permitted Levarage Ratio (a)	2.50 to 1.00	1.89 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	4.35 to 1.00

Maximum Capital Expenditures for 2011 (c)	$6.6 million	$3.0 million

———————
(a)	Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.

(b)
Our Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.50 to 1.00 for the fiscal year 2011; 2) 1.25 to 1.00 for the fiscal year 2012 and 3) 1.15 to 1.00 thereafter.

(c)
The Capital Expenditures limit as defined by the Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Credit Agreement are: 1) $4.0 million in the fiscal year 2010; 2) $5.0 million in the fiscal year 2011; and 3) $7.0 million in the fiscal year 2012. The 2011 limit in the preceding table reflects an increase of $1.6 million representing the 2010 fiscal year excess that was permitted but not made

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2011:

Commitments	Total	2011	2012	2013	2014	2015	Thereafter
	(amounts in thousands)

Senior secured credit facility (a)	$45,310	$2,923	$17,174	$25,213	$-	$-	$-

Capital lease obligations	643	49	203	215	83	65	28

Operating leases obligations (b)	26,056	1,677	6,145	5,870	3,613	3,099	5,652

Purchase obligations (c)	1,526	264	943	319	-	-	-

	$73,535	$4,913	$24,465	$31,617	$3,696	$3,164	$5,680

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. We expect to adopt this standard for our consolidated financial statements in the first quarter of 2012, but we are evaluating early adoption.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. We are currently evaluating the impact of this standard on our disclosures. We expect to adopt this standard for our consolidated financial statements beginning in the first quarter of 2012.

In May 2011, the FASB issued Update No. 2011-04,  Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (ASU 2011-04), which is effective during interim and annual periods beginning after December  15, 2011. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence. We are currently evaluating the impact of this standard on our disclosures. We expect to adopt this standard for our consolidated financial statements beginning in the first quarter of 2012.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 4, 2011	By:	/s/ Emil Hensel
Emil Hensel
Chief Financial Officer and Director
(Principal Financial Officer)

Date: November 4, 2011	By:	/s/ Elizabeth Gulacsy
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