Form 10-K
period 2011-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2012-03-12
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2011 of $7.60 as reported on the NASDAQ National Market, was $228,112,282. This calculation does not reflect a determination that persons are affiliated for any other purpose.
As of February 29, 2012, 30,762,470 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2012 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2012.

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

Overview of Our Company

We are a diversified leader in healthcare staffing services offering an extensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing, (3) clinical trial services and (4) other human capital management services. We believe we are one of the top two providers of nurse and allied staffing services and one of the top four providers of temporary physician staffing (locum tenens) services, as well as a leading provider of clinical trial staffing services, retained physician search services and educational seminars specifically for the healthcare marketplace.

We have a diversified revenue mix across business sectors and healthcare customers. For the year ended December 31, 2011, our consolidated revenue was $504.0 million. Our nurse and allied staffing business segment was 55% of our revenue and is comprised of travel nurse, per diem nurse and allied health staffing. Our physician staffing business segment was 24% of our revenue and consists of temporary physician staffing services with placements across multiple specialties. Our clinical trial services business segment was 13% of our revenue and consists primarily of contract staffing, as well as drug safety monitoring and regulatory consulting services to pharmaceutical and biotechnology customers. Our other human capital management services business segment was 8% of our revenue and consists of education and training, as well as retained search services related primarily to physicians, allied health and healthcare executives. For additional financial information concerning our business segments see Note 16 to the consolidated financial statements - Segment Information, contained elsewhere in this report. On a company-wide basis, we have approximately 4,100 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology customers, and other healthcare organizations to provide our healthcare staffing and outsourcing solutions. In 2011, no single client accounted for more than 4% of our revenue. Our fees are paid directly by our clients and in certain cases by third-party vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Healthcare and Demographic Influences on Our Business

Health Care Reform and the Health Workforce

The health care reform legislation [Patient Protection and Affordable Care Act (H.R. 3590) as amended by P.L. 111-152 (H.R. 4872)] includes numerous provisions related to the health workforce. These provisions are intended to: improve access by increasing the supply of needed health workers, particularly primary care practitioners; increase efficiency and effectiveness by encouraging systems redesign; address problems of mal-distribution; and improve the quality of care through improved education and training. It also establishes an infrastructure to collect and disseminate better data and information to inform public and private decision making around the supply, education and training and use of healthcare workers (Association of American Medical Colleges (AAMC) Center for Workforce Studies, April 2010).

Demand Influences

The long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. Additionally, there are projected shortages of healthcare professionals including registered nurses (RNs) and physicians.

According to the most recent report by the Centers for Medicare & Medicaid Services (CMS), healthcare spending in the U.S. increased 3.9% in 2010 to $2.6 trillion from $2.5 trillion in 2009, and for both years represented the two slowest rates of growth in the 51 years of the agency’s National Health Expenditure Accounts. Medicaid spending increased 7.2% to $401 billion over the prior year and Medicare costs grew 5.0% to $525 billion. While hospital spending increased 4.9% to $814 billion, its rate of growth declined from 6.4% in the prior year and marked its fourth consecutive year of slower growth as consumers postponed medical care. Spending for physician and clinical services grew 2.5% to $515.5 billion, slowing from growth of 3.3% a year earlier due to fewer visits and a less-severe flu season.

Longer-term, CMS expects national health spending to reach $4.6 trillion by 2020, reflecting greater demand for healthcare services due to both an increasing and aging population, as well as improvements in the economy and coverage-related expansion related to healthcare reform  under the Affordable Care Act.

●
The U.S. population grew by 9.7% to 308.7 million people in the decade from 2000 to 2010, according to U.S. Census Bureau 2010 data; and life expectancy for Americans is nearly 78 years, the highest in U.S. history, according to the most recent government data for 2007. By 2050, the U.S. population is projected to expand to 420 million people, of which the number of people age 65 and older is expected to approach 87 million, according to a Congressional Research Service report (March 2007). Meanwhile, beginning in 2011, the oldest baby-boomers turned 65 years of age and became eligible for Medicare and the 55-to-64 age group is expected to expand to 40 million people by 2014.

●
Utilization of healthcare services is significantly higher among older people. In 2007, people age 65 and older averaged seven doctor visits per year while people aged 45-65 average less than four visits annually, according to a 2010 report by the U.S. Department of Health and Human Services. This report also found that approximately 34% of people age 65 and older were admitted to acute care hospitals for treatment, which is about three times the comparable rate for people under age 65. The American Hospital Association (AHA) projects the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030.

We believe demand for our nurse and allied staffing and our physician staffing services is primarily influenced by two factors: (1) national labor market dynamics that affect the number of hours worked by healthcare professionals and (2) the strength or weakness in acute care hospital admissions relative to expectations, as well as the volume of patients at other medical facilities and physician offices. Demand for our clinical trial staffing services is primarily influenced by the level of research and development (R&D) activities being conducted by pharmaceutical and biotechnology companies.

During 2011, demand improved for both our nurse and allied staffing services and our clinical trial staffing services, and became more stable for our physician staffing services. However, overall demand for our healthcare staffing services remains substantially reduced from levels prior to the economic downturn that began in the fall of 2008.

Supply Influences

Overlaid on this expected increase in demand for healthcare services is a projected shortage of RNs that is characterized by an aging nurse workforce and a nurse education system constrained by both an aging faculty and lack of teaching facilities. There is also a growing shortage of physicians in both hospitals and practice groups that is influenced by constraints in the number of graduates from U.S. medical schools combined with an aging workforce that is expected to experience substantial retirements over the next decade. Healthcare reform legislation enacted in 2010 is also expected to have a future impact on the shortage of RNs and physicians caused by adding tens of millions of new patients to the reimbursement system.

●
Despite high unemployment rates and slow or no job growth in other sectors of the economy in 2011, the U.S. healthcare workforce continued to expand. In January 2012, the Bureau of Labor Statistics reported that healthcare employers added 23,000 new jobs in December 2011, bringing the 2011 total of new jobs created in this sector to 315,000 for a 2.3% increase from a year ago. During the past several years, many retired RNs returned to bedside care due, in many cases, to the effects of the economic downturn, older RNs contemplating retirement remained in the workforce longer to maintain household income, and there was an increase in younger RNs continuing to enter the workforce. These factors served to temporarily ease the shortage of RNs working in hospitals. However, in the longer-term, large shortages of RNs are projected nationwide with the onset of a substantial shortfall of RNs expected to occur around 2018 and growing to approximately 260,000 by 2025 (Health Affairs, June 2009).

●
Physicians are expected to be in short supply as well. While the root cause of this shortage dates back to the 1980s and 1990s when medical schools capped enrollment, the U.S. is expected to face a shortage of 124,000 to 159,000 physicians by 2025, according to a November 2008 study by the AAMC (Association of American Medical Colleges) that expects the shortage to be most severe among family physicians and general surgeons. In September 2010, the AAMC increased its earlier estimate of the projected shortage of physicians across all specialties by 50% to take into account the enactment of health care reform legislation giving an additional 32 million Americans health care coverage. Contributing to this substantial worsening in the shortage of physicians is a projection by the U.S. Census Bureau for 36% growth in the number of Americans over age 65 and eligible for Medicare, and the expectation by the AAMC that nearly one-third of all physicians will retire in the next decade. Moreover, while the number of applicants to U.S. medical schools is increasing, it would not keep pace with expected future demand.

The supply of healthcare professionals (HCPs) in the marketplace is dependent upon the number of HCPs entering or already active in their respective professions, less the number of professionals leaving or retiring from the workforce. The supply of RNs available for our staffing services is variable and influenced by national labor market dynamics and demand-related factors which allow RNs to gauge their willingness to work temporary assignments, be directly employed by hospitals as staff nurses or working in non-hospital settings such as insurance companies, health clinics and doctor offices. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments, along with the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce who traditionally work fewer hours than male counterparts. The supply of clinical trial personnel in the marketplace is relatively stable and comprised primarily of individuals with the educational background and experience in life sciences, as well as healthcare professionals who have left a care giving role to pursue clinical research opportunities. The supply of qualified candidates available for our clinical trial services is dependent on the number of clinical trial professionals not currently employed in ongoing trials, as well as new qualified candidates entering the industry. During 2011, applicant activity in our nurse and allied staffing business increased significantly, while the number of physicians added to our physician staffing database and the number of new staffing candidates in our clinical trial services also increased from the prior year.

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

Since the beginning of 2003, growth in hospital in-patient admissions has been relatively flat. In addition, hospitals, healthcare facilities and physician practice groups have had to contend with changes to government reimbursements for their services and changes in legislation and agency regulations, along with a large pool of uninsured patients. Among other things, these factors have been compounded by high unemployment and higher deductibles and co-pays for those with health insurance coverage and which also led to rising bad debt.

During 2011, hospitals and health systems continued to operate in an environment characterized by a slow recovering economy and emerging healthcare policy changes. These factors have turned up the pressure in the near- and longer-term to increase efficiency, devise new payment models and create new models of coordinated care across hospitals, health systems, other medical providers and the community with the result of improved quality of care and better health outcomes, according to the AHA (American Hospital Association).

In addition, hospitals are currently undergoing electronic medical record (EMR) implementations aided by grants available to healthcare facilities under the Health Information Technology for Economic and Clinical Act (HITECH Act) – adopted as part of the American Recovery and Reinvestment Act – to improve the quality of healthcare by reducing medical errors and lowering costs through the computerization of America’s health records by 2015. See Regulations Affecting Our Clients for more information about this Act.

With respect to temporary healthcare professionals, a significant downturn in the national labor market triggered RNs to offer more hours of service directly to hospital employers at wages hospitals were willing and able to pay. This resulted in a steep decline in the demand for our temporary nurse and allied staffing services, and to a lesser extent, our physician staffing services. Physicians have historically been revenue generators for hospitals, healthcare facilities and practice groups while nurses are not a reimbursed cost in the delivery of care.

More recently, a strengthening trend reveals more physicians selling their private practices and becoming employees of hospitals or health systems. Hospitals seek to gain market share by increasing their referral base and capturing admissions while physicians are facing a combination of factors that include stagnant reimbursement rates, increased regulatory burden, rising costs, greater risk associated with operating a private practice, and an increased desire for a better work-life balance. We believe this shift has reduced the demand from hospitals for temporary physicians. In 2009, more than 50% of medical practices were hospital-owned as compared to about 26% in 2005, according to annual physician compensation surveys by the Medical Group Management Association (MGMA).

In our clinical trial services segment, during 2011 we experienced an increase in demand as expressed by the level of requests for proposals for clinical staffing projects. This is following a period of mergers and acquisitions, as well as business closures among pharmaceutical and biotechnology companies over the past few years that resulted in their reevaluation of clinical strategy and product mix, along with a substantial decrease in R&D activity that reduced the demand for our services.

Nurse and Allied Staffing

We are a leading provider of nurse and allied staffing services in the U.S. Segment revenue was $278.8 million in 2011. While the majority of our revenue is generated from placing RNs on long-term contracts (typically 13-weeks in length), we also provide other healthcare professionals on contract assignments in a wide range of specialties that include operating room technicians, rehabilitation therapists, radiology technicians, respiratory therapists, radiation therapy technicians, nurse practitioners, and physician assistants. In addition, we provide RNs, licensed practical nurses and certified nurse assistants for per diem assignments through a network of local offices.

We market our nurse and allied staffing services primarily to acute care hospitals and health systems and provide our clients with staffing solutions through our Cross Country Staffing (CCS), MedStaff  and Allied Health Group brands. Our professionals staff a broad range of clinical settings in the for-profit and not-for-profit sectors throughout the U.S., including acute care hospitals, physician practice groups, skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, non-clinical settings, such as schools.

The staffing businesses of our CCS, MedStaff and Allied Health Group brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

CCS is our largest brand. The vast majority of CCS revenue is derived from helping to meet the ongoing temporary nurse and allied health staffing needs of a diverse customer base.  Additionally, as a part of its business strategy, CCS provides comprehensive Managed Service Provider (MSP) solutions to large hospitals and healthcare systems throughout the U.S. to manage and outsource clinical staffing, vendor resources and a full supplemental workforce that are specifically tailored to each hospital or health system based on their workforce goals and financial targets. Our MSP engagements typically incorporate one or more of our contract nurse, contract allied and/or per diem staffing solutions. Typically, such arrangements require CCS to:

●	negotiate contracts with subcontractors in order to help meet the client’s fill rate expectations,

●	verify that all nurses provided both by CCS and subcontractors meet CCS’ credential requirements and other standards and testing requirements established by the client,

●	verify insurance coverage of the subcontractors and their candidates,

●	manage orders for open positions from the client and distribute those needs to subcontractors as required,

●	interview candidates presented to ensure they meet the client’s specifications,

●	consolidate and reconcile the timecard approval and invoicing process for services provided by CCS and all subcontractors,

●	distribute payments to subcontractors for services provided to the client, and

●	capture and analyze data for the benefit of the client

These services are particularly beneficial to larger facilities and systems that require many healthcare professionals across a broad spectrum of medical disciplines and specialties. During 2011, approximately 26% of the staffing volume in our nurse and allied staffing segment was at MSP client facilities. In addition to directly supplying the vast majority of client needs under these MSP programs, CCS has relationships with hundreds of subcontractors throughout the U.S. to ensure that clients have access to a large pool of candidates to meet their staffing needs.

Another growing component of our business is contract staffing for hospitals and health systems undergoing electronic medical record (EMR) technology implementations pursuant to grants available to healthcare facilities under the HITECH Act. We supply contract temporary healthcare professionals to provide patient care while hospital staff nurses are away in classroom settings undergoing training and to provide support to the staff RNs in utilizing the EMR technology upon their return to bedside care. We expect that staffing related to EMR technology implementations will be one of the growth drivers of our nurse and allied staffing segment in 2012.

Overview of the Nurse and Allied Staffing Industry

Clients today select between contract or per diem staffing solutions in order to meet their temporary staffing needs. The term contract staffing is typically associated with travel nurse or travel allied health professionals. Contract staffing involves placement of nursing or allied healthcare professionals on a contract basis, typically for a 13-week assignment although assignments may range from several weeks or longer than three months. Contract assignments usually involve relocation to the geographic area of the assignment. Both the contract and per diem models provide our clients with a more flexible cost model to better manage variability in their staffing needs due to shifts in demand.  Often, the contract model is preferred, because it also provides a pool of potential full-time job candidates, and enables healthcare facilities to provide their patients with a greater degree of continuity of care versus a per diem solution. The staffing company generally is responsible for providing the healthcare professional with customary employment benefits, including travel reimbursements, and for coordinating housing arrangements. Per diem nurse staffing comprises the majority of the outsourced temporary nurse staffing market and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice by the hospital client. Consequently, housing and extensive travel reimbursements are generally not required for this mode of staffing. According to industry sources, the total market for temporary nurse and allied staffing is estimated to be more than $6.0 billion in 2011, of which temporary nursing (travel and per diem) represents more than $3.5 billion.

Recruiting

We operate differentiated brands – Cross Country TravCorps, MedStaff Healthcare Solutions, NovaPro, Cross Country Local, CRU-48, Allied Health Group and Assignment America – to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe RNs and allied health professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, as well as a high level of customer service. In 2011, thousands of healthcare professionals applied with us through our recruitment brands, and compared to the prior year, we experienced a significant increase in the supply of RN’s available for our nurse staffing services following a broad-based improvement in demand. During 2011 we did not recruit RNs from outside the U.S. due to ongoing visa restrictions by the U.S. Department of State.

Historically, more than half of our field employees have been referred to us by other healthcare professionals. We also advertise in trade publications and on the Internet including extensive utilization of social media, which has become an increasingly important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online.

Our recruiters are an essential element of our contract staffing business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our recruiters work with candidates before, during and after their employment with us. We believe our retention rate of healthcare professionals is a direct result of these relationships. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our hospital clients. At year-end 2011, we had 100 recruiters in this segment of our business, which includes per diem branch personnel.

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

Contracts with Field Employees and Hospital Clients

Each of our contracted field employees works for us under the terms of a written agreement. Contract assignments are typically 13-weeks in duration and may be shorter or longer. The vast majority of our field employees are hourly whose agreements with us specifies the hourly rate they will be paid and any other benefits they are entitled to receive during the assignment period. We bill clients at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements.

Operations

We operate our staffing business through a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania; and Norcross, Georgia. In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service and risk management. Our per diem staffing services are provided through a network of 16 branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automatic Data Processing, Inc. for payroll processing. Client billings are typically generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

During 2011, we had an average of approximately 1,300 apartments open under lease throughout the U.S. Our housing staff typically secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Apartment leases are typically three months in duration to match the assignment length of our field employees. Beyond the initial term, leases can generally be extended on a month-to-month basis. We typically provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices. We believe that our economies of scale help us secure competitive pricing and favorable lease terms.

Demand and Supply Drivers

Using temporary personnel enables healthcare providers to manage their total staffing levels of internal and external nursing resources to better match variability of in-patient admissions, seasonal fluctuations, and other factors such as facility expansion and staff training activities.

The market for our nurse staffing services is determined by the demand from hospital customers and the available supply of RNs and other healthcare professionals. We believe demand is a function of both the dynamics of the national labor market and its impact on RNs and their spouses (approximately 75% of RNs in the U.S. are married), as well as hospital admission trends relative to expectations (Health Resources and Services Administration (HRSA) (September 2010)). Each of these factors influences the number of shifts or hours that full- and part-time RNs are willing to work directly for hospitals at prevailing wages hospitals are able to pay. In general, we believe nurses are more willing to seek Contract assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek Contract assignments during and immediately following periods of weak demand for contract employment. We also believe demand for Contract nurse staffing services will be favorably impacted in the long-term by an expanding and aging population and an increasing shortage of nurses.

During 2011, while hospital admission trends continued to remain relatively flat and the U.S. economy struggled to improve and national unemployment remained high, we experienced a significant broad-based increase in demand.  This included an increase in demand from hospital customers that had largely been dormant over the past few years, increased staffing associated with hospital electronic health record implementations and ongoing staffing activity at MSP accounts. We also experienced improved supply of qualified RNs and other healthcare professionals seeking temporary assignment with us. We believe this improvement in demand is due, in part, to several factors:

●
The non-sustainability of additional hours worked by full- and part-time staff RNs working directly for hospital employers over the past few years due to economic and labor market dynamics that negatively impacted their family. Historically, high national unemployment typically results in RNs increasingly seeking employment as hospital staff nurses and those already employed as staff nurses become more willing to work more hours at prevailing wages, which combine to reduce the need for our outsourced staffing services. The reverse begins to occur as the economy and more specifically the labor markets improve, although there is a lag between the improvement in demand for our nurse and allied staffing services and the improvement in supply of RNs and other healthcare professionals.

●
The recovery of the stock market allowing the return to retirement of many of the more than 100,000 older RNs that previously returned to the nursing workforce due to the significant decline in their savings and investments when the recent economic downturn began.

●
An acceleration of hospitals undergoing EMR implementations pursuant to the HITECH Act to improve the quality of healthcare by reducing medical errors through a network of electronic health records (EHR) and lowering costs through the computerization of America’s health records by 2015.

The improvement in demand for our nurse and allied staffing services resulted in higher relative booking activity for future assignments that translated into an 18% revenue gain in 2011 from the prior year reflecting a 16% increase in staffing volume and a 2% increase in the average revenue per FTE per day. Demand was increasingly driven by staffing for EHR implementations.

The following is a list of relevant data from the 2008 National Sample Survey of Registered Nurses (NSSRN) published by the HRSA in September 2010:

●	The number of RNs in the U.S. grew by 5.3% to 3.1 million in 2008 from 2004, representing a net growth of 153,806 RNs.

●
From 2004 to 2008, an estimated 444,668 RNs received their first U.S. license, while approximately 291,000 RNs allowed their U.S. licenses to lapse, possibly indicating that the substantial retirements that have been anticipated may have begun.

●	Of the total number of RNs, an estimated 2.6 million or 84.8% were employed in nursing, the highest rate of nursing employment since HRSA began the NSSRN in 1977.

●	The percent of all licensed RNs working full-time increased for the first time since 1996, rising to 63.2% in 2008 from 58.4% in 2004.

●	Hospitals remained the most common employment setting for RNs, expanding to 62.2% of employed RNs in 2008 from 57.4% in 2004.

●	More than half of RNs work at least 40 hours per week in their principal nursing position.

●
The aging of the nursing workforce slowed for the first time in the past 30 years. In 1988, half the RN workforce was less than 38 years of age, but in 2004 the median age rose to 46 years and remained there in 2008. This slowdown in the aging trend resulted from an increase in employed RNs less than 30 years of age – the first increase seen in this age group since the inaugural NSSRN in 1977.

●
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

●
RNs over age 50 comprised 44.7% percent of the total RN population in 2008, compared with 33.0% in 2000. RNs aged 50 – 54 in 2008 who were employed full-time worked an average of 43.7 hours per week, slightly more than the average for full-time nurses under age 50. Beginning at age 60, the hours worked by part-time nurses declines steadily with age. As RNs grow older, and especially for RNs older than age 60, retirement becomes an increasingly dominant reason for employment changes.

As part of a more recent statement by the Tri-Council of Nursing (July 2010), Dr. Peter Buerhaus, Associate Dean of Vanderbilt University’s School of Nursing, believes it is important to look beyond the short-term environment where hospitals have largely been able to employ all the RNs they want at prevailing wages due to the uncertainty over key economic factors. Buerhaus outlined that once the jobs recovery begins and RNs’ spouses rejoin the labor market, many currently employed RNs could leave the workforce where their exit could be swift and deep. This includes many of the more than 100,000 RNs over the age of 50 that re-entered the workforce during 2007 and 2008, who are a part of the nearly 900,000 working RNs over the age of 50, of which Buerhaus expects large numbers of them to retire in the years ahead – independent of the pace and intensity of a jobs recovery. More recently, Buerhaus found a 62% increase in the number of 23-26 year olds who entered the RN workforce between 2002 and 2009 (Health Affairs, December 5, 2011). Despite this increase in younger RNs, the study concluded that the nursing shortage is not over given the demand for nursing care by older adults, new opportunities for nurses through healthcare reform, and the need for more highly educated RNs.

Educating Nurses

The most commonly reported initial nursing education of RNs in the U.S. is the Associate Degree in Nursing, representing 45.4% of nurses. Bachelor’s or graduate degrees were received by 34.2% of RNs, and 20.4% graduated from hospital-based diploma programs. More than 21% of RNs earned an academic degree prior to their initial nursing degree. More than two-thirds of RNs reported working in a health occupation prior to their initial nursing education (HRSA, September 2010).

Enrollment in entry-level baccalaureate nursing programs increased 3.9% in 2011 from the prior year, according to preliminary survey data from the American Association of Colleges of Nursing (AACN) issued in December 2011. Enrollment in master’s and doctoral degree nursing programs increased significantly in 2011, according to the AACN. Nursing schools with master’s programs reported a 7.6% increase in enrollment and a 10.5% increase in graduations. In doctoral nursing programs, enrollment increased 20.6% in 2011 from 2010, while enrollment in research-focused doctoral programs increased 6.6%.

Despite strong interest in nursing careers, nursing schools continue to receive more qualified applications than can be accommodated. The AACN preliminary data reflects that 51,082 qualified applications for entry-level baccalaureate nursing programs in 2011 were turned away, and was 24% less than in the prior year. The primary barriers to accepting all qualified students at nursing colleges and universities continue to be a shortage of clinical placement sites, faculty and funding.

Nursing school faculty vacancies nationally increased to 7.7% in 2011 from 6.9% in 2010, according to an AACN report (September 2011), representing a total of 1,088 faculty vacancies at nursing schools with baccalaureate and/or graduate programs across the country. In addition to the vacancies, schools cited the need to create an additional 104 faculty positions to accommodate student demand. Most of the vacancies (91.4%) were faculty positions requiring or preferring a doctoral degree. The top reasons cited by schools having difficulty finding faculty were a limited pool of doctoral-prepared faculty (31.3%) and noncompetitive salaries compared to positions in the practice arena (26.7%).

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

Temporary staffing is also the choice of many seasoned physicians who are not ready to retire, but who want to scale down from the rigors and administrative burdens of a full-time practice and/or supplement their income. These physicians enjoy the opportunity to keep more reasonable hours and combine work with travel and time spent with family and friends. Other physicians choose temporary physician staffing work while in mid-career as a way to find the right position in a new area, while they are in professional transition such as from military to civilian practice, or while in the process of starting their own business.

Overview of the Physician Industry

The physician industry is characterized by several trends including: (1) growing demand for services from an aging population, (2) an aging of the physician workforce, and (3) increased direct employment by hospitals partly in response to anticipated effects of healthcare reform, as well as the recent economic downturn.

Demand for physicians is projected to grow 26.3% between 2006 and 2025, from 680,500 to 859,300 FTEs, according to the AAMC report The Complexities of Physician Supply and Demand: Projections Through 2025 (November 2008), which attributed the demand increase to both the projected growth and aging of the population, of which the majority will come from the increase in population. The AAMC report also concluded that projected growth in physician demand will vary by specialty group and by health care delivery setting, finding that specialties that predominantly serve the elderly are expected to be highest in demand, and, if current patterns continue, the hospital inpatient setting is projected to experience the greatest increase in demand of 36.6%, while all the other settings are projected to grow by increases that exceed 20%.

The physician workforce is aging with a relatively large proportion of physicians approaching retirement age just as the demand for their services is projected to surge due to an aging U.S. population. In addition to retirement, physicians also leave the workforce due to mortality, disability and career changes.

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

●
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

●
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

Since the economic downturn, physicians have looked increasingly for stability in an environment of decreasing reimbursement for professional fees, as well as increased pressure and cost for physician practices to comply with new electronic health records standards. At the same time, selected hospitals are trying to manage rising costs and the CMS is moving to a coordinated care model via Accountable Care Organizations (ACOs) in an effort to enable healthcare providers to control costs and improve quality by working together with other providers and payers.

As hospitals and health systems position themselves for health care reform, including establishing ACOs, hospital employment of physicians has risen sharply in recent years in a quest to gain market share, revenue, shore up referral bases and capture admissions, according to the Center For Studying Health System Change report based on site visits to 12 nationally representative metropolitan communities in 2010. Hospitals increased their hiring of physicians in 2011 and expect to continue doing so in 2012, according to a survey released in January 2012 by Sullivan, Cotter and Associates, in which nearly three-quarters of health care organizations reported they had increased physician staffing levels in 2011. Three-quarter of respondents also indicated that in 2012 they planned to hire more physicians and midlevel practitioners, such as nurse practitioners and physician assistants. According to recent American Hospital Association annual hospital survey data, full- and part-time physician hiring at hospitals accelerated from 88,384 in 2005 to 115,421 in 2010. Additionally, the Medical Group Management Association (MGMA) reported in its 2010 Physician Placement Starting Salary Survey that hospital-owned practices were the most successful in attracting physicians in 2009.

Educating Physicians

The root cause of the projected physician shortage dates back to the 1980s and 1990s when enrollment in medical schools was capped. Although medical school enrollments and graduations have increased somewhat since 2005, the education and training of more physicians will not be enough to address the shortage, according to the AAMC (December 2008).  The number of applicants to U.S. medical schools increased 2.8% in 2011 to 43,919 from 42,742 applicants in the prior year, according to the AAMC. Total enrollment in medical schools increased 3% in 2011 to 19,230 students compared to 18,665 students in 2010. Graduations from U.S. medical schools in 2011 increased 3% to 17,364 from 16,835 in 2010.

Temporary Physician Staffing Drivers

According to industry sources, the temporary physician staffing industry was estimated to be approximately $1.9 billion in revenue in 2011. Using temporary physicians enables healthcare providers to manage their resources to better match variability of in-patient admissions, seasonal fluctuations, and other factors such as vacations, facility expansion and staff training activities.  Locum tenens gives a physician the opportunity to practice medicine and focus almost exclusively on patient care without the burden of the administrative aspects of managing a business, reimbursement concerns, hospital politics or malpractice costs. In addition, locum tenens can be an attractive career opportunity for physicians for other reasons depending on their age, financial situation and stage of career.  Most recently, since the economic downturn, the demand for locum tenens has been influenced by the delay in retirement of many older physicians and increased direct employment of physicians by hospitals.

Our Physician Staffing Business

MDA is one of the largest providers of physician staffing services in the U.S. It was founded in 1987 and is headquartered in Norcross, Georgia. Segment revenue was $118.8 million in 2011. During 2011, MDA handled approximately 5,000 assignments for 841 clients utilizing its database of over 180,000 providers who represent a wide range of medical specialties.

During 2011, the overall economic conditions and continuing concerns with impending health care reform changes proved challenging for overall growth in the physician staffing sector. Unemployment and higher under-employment were also problematic for clients relative to outsourcing their staffing needs. Given these ongoing uncertainties, physicians have increasingly opted to become employees of hospitals and health care systems. We expect this trend to continue for the short-term. Despite the current negative economic metrics, we still believe that the future outlook for the physician staffing industry is positive. Longer-term trends coupled with healthcare reform are favorable with demand for physicians projected to increase by 2025. The needs will be particularly strong in the primary care specialties due to recent decreases in medical school graduates entering the primary care field. Locum tenens should benefit from these shortage trends and demands particularly with an ever increasing aging population. MDA is well positioned to respond to the current and future needs of its healthcare partners.

MDA is one of only four locum tenens companies with an in-house Credentials Verification Organization certified by the NCQA (National Committee for Quality Assurance), which verifies critical credentials prior to a physician’s assignment. This process uses an extensive proprietary database and interfaces with MDA’s professional liability carrier to obtain approvals of providers. It takes risk management decisions out of the sales process by verifying credentials of providers and approving specific assignments.

Additionally, MDA currently is one of the largest multi-specialty physician staffing companies that has procured an occurrence-based professional liability policy that provides coverage in all 50 states from a national insurance company, which is AA+-rated by Standard & Poor’s. We believe this is an important competitive advantage for MDA in the recruitment of physicians. The occurrence-based policy is of particular importance to physicians as it covers incidents occurring during the policy period regardless of when they are reported. The more common claims-made policy only covers physicians for claims ”reported” during the policy period, which may leave a physician without coverage if the claim is not timely reported or if they fail to secure “tail” coverage. Quality medical malpractice liability insurance coverage is a critical component of the MDA business model. Clients usually require MDA to refer physicians with medical professional liability coverage, and physicians are attracted to MDA, in part, because it offers this malpractice coverage.

When it was initially founded, the locum tenens industry primarily served clinics, group practices and rural hospitals. As the physician staffing industry has matured, an increasing amount of business has been generated from serving hospitals in both urban and suburban settings. Large, nationwide hospital systems and associations continuously use MDA’s services due to its ability to respond quickly to the hospital’s needs, and offer quality physicians on a temporary basis. MDA also provides services to various U.S. government institutions, including the Department of Veterans Affairs, the Indian Health Services, the Army, Air Force and other agencies. In 2011, approximately 55% of MDA’s business was from hospitals and approximately 45% was from physician practice groups and other healthcare facilities.

Recruiting

MDA successfully operates a multi-site business model with employees/recruiters at several locations nationwide. Recruiters go through extensive training in both sales and marketing specialties in order to have continuity with providers and hospitals to facilitate quick and personal service to every customer. Each recruiter typically covers one specialty and one geographic region whereas competitors typically have separate sales and marketing personnel that can add more contacts and confusion to the staffing process. Recruiters are also responsible for managing accounts, including the responsibility for collecting amounts due from customers, enabling MDA to have a single point of contact for customers. MDA currently employs approximately 77 physician staffing recruiters throughout its organization, including its Atlanta area headquarters, as well as its office in Dallas, Texas.

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

Operations

We operate our physician staffing business from a relatively centralized business model servicing all of the assignment needs of the independent contractor physicians through operation centers located in Norcross, Georgia and Dallas, Texas. The support functions of credentials verification, accounts payable, billing and collections, and risk management are all performed from our Norcross, Georgia location. Assignment management is performed by recruiters in various locations. Hours worked by independent contractor physicians are reported to our office in Norcross, Georgia. We bill our clients for our management fee and hours worked by independent contractor physicians. We keep a recruitment fee and pass on an agreed amount to the independent contractor physician.

Clinical Trial Services

Overview of the Pharmaceutical and Biotechnology Industry

Drug discovery is the process by which potential drugs are discovered or designed. Drug development refers to activities undertaken after a compound is identified as a potential drug in order to establish its suitability as a medication. Objectives of drug development are to determine appropriate formulation and dosing, as well as to establish safety. The discovery and development of a new medicine is an expensive and lengthy process which involves research that generally includes a combination of in vitro laboratory testing performed in glass or plastic vessels, in vivo biological studies taking place within a living biological organism, and human clinical trials.

For those drug products already available to consumers, the global pharmaceutical market is estimated to be $880 billion in 2011 and is expected to reach nearly $1.1 trillion in 2015, according to industry intelligence source IMS Health (IMS). In their fiscal year 2011, the U.S. Food and Drug Administration (FDA) approved 35 new drugs; among the highest number of approvals in the past decade.  In addition, the FDA reported faster approval times compared with other regulatory agencies around the world. Twenty-four of the 35 approvals occurred in the U.S. before any other country and continues a trend of the U.S. leading in first approval of new medicines. On the development side, the number of drugs in the overall pipeline in 2011 declined slightly to 9,713 from the prior year. Looking at the clinical stages of development, in 2011 there was a decline in preclinical development reflecting an increase of drugs moved to the No Development Reported status during the year, while the numbers for all phase development were up. The number of drugs in Phase I and Phase II development each increased 2% from the prior year, while the number of drugs in Phase III development increased 15% to 637, according to the Pharma R&D Citeline Annual Review for 2011.

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

Outsourcing offers a number of advantages to pharmaceutical and biotechnology companies. Outsourcing provides solutions to the following issues pharmaceutical and biotechnology companies may face:

●	Conversion of the fixed costs of maintaining the personnel, expertise and facilities into variable costs

●	Supplement expertise not available in-house

●	Knowledge of regulatory affairs in a particular country of interest

●	Increased complexity of clinical trials

●	Necessity for medical and clinical knowledge in specific therapeutic areas or indications

●	Increased amount of data required from clinical trials

●	Multinational and multi-center nature of current clinical trials

●	Requirement for large patient populations

●	Regionalized diseases

During the past decade, contract research, manufacturing and service providers benefited from a trend of increased outsourcing by pharmaceutical companies. However, as a result of the recent economic downturn and financial crisis, the pharmaceutical and biotechnology industry has experienced dramatic changes. On the corporate side, the pharmaceutical and biotechnology companies experienced significant mergers and acquisitions, restructuring and consolidations, and businesses ceasing to operate.  On the R&D side, they experienced substantial reductions in spending at all levels as companies underwent a change in drug development philosophy ranging from the refocusing of internal drug development projects, to outsourcing and off-shoring of clinical trials. As well, drug developers have been under significant pressure to introduce new products while confronting escalating costs, patent expirations of blockbuster drugs and heightened regulatory scrutiny while there has been continued uncertainty over healthcare reform and tighter spending controls in the U.S.  Nonetheless, the trend of pharmaceutical companies spending significant amounts of money on late-stage services (Phase II–IV clinical trials) is anticipated to rise as companies seek to accelerate the commercialization of drug candidates to compensate for upcoming patent expirations and conduct post-marketing trials as required by the FDA (Contract Pharma, June 2010). Contract clinical research was estimated to total $20 billion in 2010, representing approximately one-third of total pharmaceutical and biotechnology R&D spending, according to the Association of Clinical Research Organizations.

In 2010, domestic private sector R&D spending in the biopharmaceutical industry was estimated to be $67.4 billion (PhRMA 2011), up 2% from the prior year. While more than 75% of clinical trials are currently performed in the U.S. and Europe, sponsors are increasingly seeking out emerging markets in Asia, Latin America and Eastern Europe for greater drug development productivity and efficiency (Contract Pharma, May 2011).

Biopharmaceutical companies are beginning to reflect the slow recovery from the economic problems of the past few years, with companies reporting overall budget increases, including for outsourcing, according to a survey by Contract Pharma. Virtually every biopharmaceutical company uses outsourcing services of some kind, and has become increasingly comfortable with outsourcing as part of standard operations strategy. However, companies are continuing to be conservative and are maintaining their focus on cost reduction, performance improvements, and more careful evaluation of cost-saving efforts regarding outsourcing. This trend toward productivity, cost cutting and quality focus is impacting outsourcing in conflicting ways.  While some companies are cutting back on outsourcing, others are increasing their outsourcing as in-house staff and activities are reduced. The Contract Pharma survey responses projected budget increases in 2011, which was a substantial change from previous years (Contract Pharma, June 2011).

Consequently, the landscape for outsourcing clinical services has changed. In 2008, almost half of all companies reported they had entered into typical functional service provider arrangements and approximately 20% reported having entered into large scale, multi-year drug discovery and development alliances and service contracts, according to a study conducted by Tufts CSDD. Since then, many pharmaceutical companies extended their strategic partnerships and research collaborations with CROs, where such long-term deals have increased focus on capitalizing on core competencies to build strong relationships, rather than meeting immediate targets, according to Preclinical Outsourcing Report. In addition, vendor management programs are also being implemented and expanded upon throughout the clinical research sector in order to streamline the outsourcing process and achieve cost effective results across the drug development continuum. Meanwhile, other pharmaceutical and biotechnology companies have opted to utilize a hybrid relationship model that allows them to pick and choose elements from transactional, full service, functional and alliance relationships with two primary objectives in mind: (1) to achieve higher levels of operating efficiency through integration and the transfer of non-core responsibilities, and (2) to lower the overall cost of outsourcing (Contract Pharma, October 2010).

The Drug Development and Approval Process

Once a new compound has been identified in the laboratory, clinical trials are conducted to collect data regarding the safety and efficacy of the new drugs. Clinical trials are typically conducted by teams of physicians and other clinical and data professionals in university facilities, hospitals and physician offices around the world. There are several steps and stages of approval in the clinical trials process before a drug or device can be sold in the consumer market. Each phase is considered a separate trial and, after completion of each phase, investigators are required to submit their data for approval from the FDA before continuing to the next phase.

●
Preclinical Testing: A pharmaceutical company conducts laboratory and animal studies to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety.

●
Investigational New Drug Application (IND): After completing preclinical testing, a company files an IND with the FDA to begin to test the drug in people. The IND shows results of previous experiments; how, where and by whom the new studies will be conducted; the chemical structure of the compound; how it is thought to work in the body; any toxic effects found in the animal studies; and how the compound is manufactured. All clinical trials must be reviewed and approved by the Institutional Review Board (IRB) where the trials will be conducted. Progress reports on clinical trials must be submitted at least annually to the FDA and the IRB.

●
Phase I: These clinical tests usually involve about 20 to 100 healthy volunteers. The tests study a drug’s safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized, and excreted as well as the duration of its action. About 70% of experimental drugs pass this phase of testing (CenterWatch).

●
Phase II: Controlled clinical trials of approximately 100 to 500 volunteer patients (people with the disease) assess a drug’s effectiveness and determine the early side effect profile. About one-third of experimental drugs successfully complete both Phase I and Phase II studies (CenterWatch).

●
Phase III: These clinical trials usually involve 1,000 to 5,000 patients in clinics and hospitals. Physicians monitor patients closely to confirm efficacy and identify adverse events. 70% to 90% of drugs that enter Phase III studies successfully complete this phase of testing (CenterWatch).

●
New Drug Application (NDA) / Biologic License Application (BLA): Following the completion of all three phases of clinical trials, a company analyzes all of the data and files an NDA or BLA with the FDA if the data successfully demonstrate both safety and effectiveness. The applications contain all of the scientific information that the company has gathered.

●
Approval: Once the FDA approves an NDA or BLA, the new medicine becomes available for physicians to prescribe. A company must continue to submit periodic reports to the FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional trials (Phase IV) to evaluate long-term effects.

●
Phase IV: These studies, often called Post Marketing Surveillance Trials, are conducted after a drug or device has been approved for consumer sale. These studies have become more prevalent in recent years as the trials can be used to monitor long-term risks and benefits, evaluate dosage levels, and to record safety and efficacy data.

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

Our Clinical Trial Services Business

We primarily provide traditional contract staffing and outsourcing services, as well as drug safety monitoring and regulatory consulting services to pharmaceutical, biotechnology and medical device companies, as well as to CRO customers. In 2011, segment revenue was $64.6 million. We market these services through the following brands:

●
ClinForce provides clinical research professionals for in-sourced and out-sourced contract assignments and direct placement services. It is headquartered at the Research Triangle Park in Durham, North Carolina.

●	Assent also provides contract staffing and direct placement services to biotechnology and pharmaceutical customers. It has offices located in Cupertino, California and Solana Beach, California.

●	AKOS provides drug safety and regulatory services internationally. It is based in Harpenden Hertfordshire, England.

We recruit qualified candidates for our clinical trial services segment from across the U.S. for clinical research opportunities, which include temporary and permanent positions with our clients. For our contract staffing services, we recruit professionals from numerous clinical research disciplines, including: clinical monitors/contract research associates, clinical project managers, site coordinators/contract research coordinators, drug safety personnel, medical monitors, regulatory affairs personnel, medical writers, clinical data professionals, statistical and SAS programmers, and various preclinical related professionals. Recruiting for our non-staffing services consist primarily of regulatory affairs personnel, pharmacovigilance and drug safety associates and other clinical professionals.

The R&D activity by pharmaceutical, biotechnology and medical device companies improved somewhat during 2011 following the prior two year period in which economic factors and financial market conditions led to numerous mergers, acquisitions and business closures, along with a reduction in R&D activities. We believe this improvement resulted as some of the post-acquisition transition and integration plans became clearer and these companies began to bring forward some of the projects that were previously put on hold. In addition, many large pharmaceutical and biotechnology companies started to re-focus their efforts on later stage R&D activities to combat the prospect of numerous patent expirations of “blockbuster” drugs in the coming years. In 2011, the staffing component of our clinical trial services business, which represented 93% of segment revenue, experienced a modest up-tick in demand represented by improved client requests for proposals, bid defenses and contract awards, as well as an increased need for permanent placement positions by our client base. However, we experienced a shift in mix toward staffing lower bill-rate professionals than we have historically. Our drug safety monitoring and regulatory compliance advisory businesses continued to remain weak in 2011, reflecting the industry downturn in demand for earlier stage clinical services, as well as some clients taking their pharmacovigilance activities in-house following mergers with larger entities.

Other Human Capital Management Services

We provide education and training programs to the healthcare industry and we also provide retained search services for physicians and healthcare executives. Segment revenue was $41.8 million in 2011.

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, coordinates with various independent contractors in order to offer one-day seminars, conferences and e-learning to healthcare professionals on topics pertaining to healthcare. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to healthcare professionals. Since 1995, CCE has trained more than 1,000,000 licensed professionals in the fields of physical and occupational therapy, behavioral health, nursing, long-term care, coding and billing, regulatory compliance, dentistry, health information and healthcare administration. In 2011, CCE held approximately 5,450 seminars and conferences that were attended by nearly 150,000 registrants in 178 cities in the U.S. and Canada. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

In 2011, CCE’s live seminar attendance decreased approximately 7% due to what we believe are several factors. First, significant budget cuts to both non-Medicaid and Medicaid-based mental health services negatively impacted employment for public mental health programs, which reduced demand for these programs and resulted in these professionals utilizing to a greater degree continuing education credits via e-learning offerings. Second, the education industry is increasingly offering live webcasting and rebroadcasting of seminars. To address this shift, CCE has significantly expanded its offerings in this area while continuing to provide thousands of live seminars each year.

Retained Physician/Executive Search

Our Cejka Search subsidiary is headquartered in Creve Coeur, Missouri, a business district centered within the St. Louis metropolitan area. Cejka Search has been a leading physician, executive, advanced practice and allied health search firm for more than 30 years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, award-winning recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka Search annually completes hundreds of search assignments for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, managed care and other healthcare organizations.

In 2011, ongoing uncertainty about health care reform, Medicare reimbursement rules and the pace of economic recovery continued to limit or delay implementation of the industry’s medical staff and administrative leadership recruitment plans, which consequently negatively impacted demand for retained search services. Despite these market conditions, Cejka Search experienced modest year-over-year growth in revenue and contribution income due to strategic changes made to its business model in the prior year to be more competitive, expand market reach, and improve operating efficiency. We believe Cejka Search is well-positioned to benefit from further economic recovery, the intensifying shortage of physicians and midlevel providers, and the critical need for effective healthcare executive leadership, in particular physician executive leaders.

Additional Information About Our Business

Growth and Investment Strategy

Our long-term corporate strategy for growth includes:

●	attracting additional healthcare customers, healthcare professionals and providers;

●	seeking additional MSP contracts and EMR engagements with hospitals and health systems;

●	strengthening our market position and margins in our businesses;

●	generating strong cash flow;

●	making strategic acquisitions in high growth, high margin businesses that will strengthen and broaden our market presence; and

●	maintaining a strong balance sheet to provide financial flexibility.

Competitive Strengths

We are a diversified provider of healthcare staffing services offering a comprehensive suite of staffing and outsourcing services to the U.S. healthcare market. Since becoming a public company in 2001, we have significantly expanded our revenue mix across sectors of healthcare staffing services and customers. In 2011, our nurse and allied staffing business segment was 55% of our revenue; our physician staffing business segment was 24% of our revenue; our clinical trial services business segment was 13% of our revenue and our other human capital management services business segment was 8% of our revenue. This compares to our revenue mix in 2001 in which 87% was from our nurse and allied staffing business segment, 6% from our clinical trial services business segment and 7% from our other human capital management services business segment.

Within our business segments, we also believe we benefit from the following:

●
Brand Recognition. We have operated in the travel nurse staffing industry for more than 25 years. Our Cross Country Staffing brand is well-recognized among leading hospitals and healthcare facilities and our Cross Country TravCorps and MedStaff brands are well-recognized by RNs and other healthcare professionals. We believe that through our relationships with hospitals and healthcare facilities in supplying our travel nurse staffing services that we also are positioned to effectively market our allied health and per diem nurse staffing services to them. Our physician staffing business, Medical Doctor Associates, was founded in 1987 and has built a strong national brand reputation among hospital and physician practice group clients as well as physician providers. It has grown to become one of the largest physician staffing companies in the U.S. Since entering the clinical trial services business in 2001, our core clinical trial staffing business has been a strong service provider to pharmaceutical, biotechnology and medical device companies and our acquisitions have broadened our services offerings in such areas as drug safety monitoring and regulatory services. We are well positioned to offer these services to our customers in the U.S. and certain international markets. Our Cejka Search brand is ranked among the top five physician placement firms in the U.S. Our Cross Country Education business is a leading provider of regulatory and clinical skill-based continuing professional development for healthcare professionals.

●
Strong and Diverse Client Relationships. We provide healthcare staffing and outsourcing solutions to a national client base represented by approximately 4,100 contracts with hospitals and healthcare facilities, pharmaceutical and biotechnology companies, and other healthcare providers. No single client accounts for more than 4% of our revenue.

●
Managed Service Provider Capabilities. Our Cross Country Staffing brand offers its MSP services to large acute care hospitals and health systems. By leveraging technology and its single-point of contact service model, Cross Country Staffing can manage all job orders, credential verification, candidate testing, invoicing, and management reporting. In addition, Cross Country Staffing received the highest ranking overall and in each category among five leading MSP providers in a survey of subcontractors in the following key areas: Quality Service and Processes, Protection of Subcontractor Candidates, Fairness and Transparency of MSP Fees, Thoroughness of Credentialing Process, Responsiveness of the MSP to the needs of Subcontractor, and Technology Platform Usability (TMP Worldwide – December 2011).

●
Recruiting and Placement of Healthcare Professionals. We are a leader in recruiting and retaining highly qualified healthcare professionals from the U.S. and Canada. In 2011, thousands of healthcare professionals applied with us through our differentiated recruitment brands. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits. Our size and centralized staffing structure provide us with operating efficiencies in key areas such as recruiting, marketing and advertising, training, housing and insurance. Our proprietary information systems enable us to manage our recruitment and placement operations. Our systems are scalable and designed to accommodate significant future growth. At year-end 2011, the databases for our travel nurse and allied staffing business included more than 325,000 RNs and other healthcare professionals who completed job applications with us. Similarly, the database for our physician staffing business included more than 180,000 physicians representing dozens of specialties.

●
Joint Commission Certification. The staffing businesses of our Cross Country Staffing, MedStaff and Allied Health Group brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

●	Quality Assurance. MDA’s Credent credential verification subsidiary is NCQA certified, one of only a handful of competitors to achieve such certification.

●
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

●
Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management has played a key role in the growth and development of the healthcare staffing industry. Our management averages more than 15 years of experience in the healthcare industry and has consistently demonstrated the ability to successfully identify, make and integrate strategic acquisitions.

Competitive Environment

All of our businesses operate in highly competitive and regulated markets. In our nurse and allied and our physician staffing businesses, the principal competitive factors in attracting and retaining healthcare clients include the ability to fill client needs on a timely basis, price, customer service, quality assurance and screening capabilities, having an understanding of the client’s work environment, risk management policies and coverages, and general industry reputation. In our clinical trial services business, clinical experience and expertise, understanding of the regulatory process, price, overall project management, recruitment and project oversight of personnel, quality control, data management, communication, and timely delivery of materials, documents and data in order to successfully provide our services for various types of clinical projects, are all factors that influence our competitive position. The level of demand for our temporary staffing and outsourcing services is influenced by, among other things, the number and acuity of patients requiring medical care in hospitals and physician offices, availability and affordability of healthcare insurance coverage, national healthcare spending and reimbursement for medical care, R&D efforts and spending related to development of potential new drugs and devices, mergers and acquisitions, general economic conditions and their impact on labor markets and healthcare employment, and the corresponding supply of healthcare professionals available to us for placement on assignments.

The principal competitive factors in attracting qualified candidates for temporary employment include a large national pool of desirable assignments based on geographic location and clinical setting, pay and benefits, speed of placements, customer service to both healthcare professionals and client facilities, quality of accommodations, and overall industry reputation. We believe that healthcare professionals seeking temporary assignments through us are also pursuing assignments through other means, including other temporary staffing firms. Therefore, the ability to respond more quickly than our competitors to candidate inquiries and submit candidates for consideration, are important factors in our ability to fill assignments. In our nurse and allied staffing segment, we focus on retaining healthcare professionals by providing high-quality customer service as well as providing long-term benefits, such as 401(k) plans and bonuses for field employees. Although we believe that the size and efficiencies of our operations make us attractive for healthcare professionals seeking assignment opportunities, we expect competition for candidates to continue.

Nurse and Allied Staffing

The nurse and allied staffing market is highly competitive. While barriers to entry historically had been relatively low, they have increased significantly and the achievement of substantial scale is very challenging. We believe the utilization of temporary nurse staffing services by hospitals has historically been approximately one-quarter to one-third travel nurse staffing and approximately two-thirds to three-quarters per diem nurse staffing. We compete with a relatively small number of national travel nurse staffing companies, as well as hundreds of smaller and more localized staffing firms that have the capabilities to relocate nurses. We also compete in per diem nurse staffing with a small number of national or regional staffing firms along with hundreds of small local providers. National competitors include AMN Healthcare Services, Inc., On Assignment, Inc., CHG Healthcare Services, and Medical Staffing Network Holdings, Inc.

Physician Staffing

Our physician staffing business competes in the healthcare staffing market on a national, regional and local basis with other staffing companies that offer comprehensive and or specialized services providing hospitals, physician practice groups, healthcare facilities and systems, and government agencies with temporary physicians to fill assignments across a wide range of specialties. We also compete in the recruitment for qualified physicians with other staffing companies as well as hospitals, physician practice groups, and healthcare facilities and systems that have their own internal recruitment capabilities to attract and retain healthcare providers. Competitors include AMN Healthcare Services, Inc., CHG Healthcare Services, On Assignment, Inc., Jackson Healthcare, Team Health and several other privately-held companies providing locum tenens.

Clinical Trial Services

The clinical trial services industry is highly competitive and fragmented. In addition to the same competitive factors outlined above, our clinical trial services business has the added challenges associated with pharmaceutical, biotechnology and medical device company customers that operate in a highly regulated environment. Being able to successfully provide our staffing and outsourcing services for various types of clinical projects includes our clinical experience and expertise, understanding of the regulatory process, price, overall knowledge of project management, recruitment and project oversight of personnel, quality control, data management, communication, and timely delivery of materials, documents and data. We also compete to recruit a wide range of qualified professionals in the U.S. and internationally across numerous clinical research disciplines for our staffing, drug safety, and regulatory services assignments. Competitors include divisions of public and privately-held companies such as Kforce, Inc. and Kelly Services, as well as hundreds of niche service providers and free-lance consultants. We also supply our clinical trial staffing services to, and sometimes compete with, large clinical research organizations such as Quintiles, Covance Inc., Pharmaceutical Products Development, Inc. and Kendle International, among others.

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

Workers’ compensation benefits are provided under a partially self-insured plan. We have a letter of credit structure to guarantee payments of claims. At December 31, 2011 and 2010, respectively, we had outstanding approximately $7,049,000 and $7,199,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

Since October 2009, all professional liability insurance has been provided under occurrence-based plans. Prior to that period, professional liability coverage was provided under various self-insured, claims-made and occurrence-based plans depending on the subsidiary and the applicable policy year. In October 2004, we secured individual occurrence-based professional liability insurance policies with no deductible for virtually all of our working nurses and allied professionals, except those employed through our MedStaff, Inc. (Medstaff) subsidiary. These occurrence-based individual policies replaced a $2,000,000 per-claim layer of self-insured exposure. We continued to provide primary coverage through a $2,000,000 self-insured retention for nurses and allied professionals who did not qualify for the individual occurrence-based coverage, as well as for our independent liabilities (such as negligent hiring) during these policy years. Effective October 1, 2008, the individual professional liability insurance policies were replaced with one policy that insured each individual nurse for $2,000,000 per occurrence and $4,000,000 in the aggregate, as well as the corporation which shared those limits. This policy had no deductible and did not cover healthcare professionals working through MedStaff or MDA Holdings, Inc. or its subsidiaries (collectively, MDA). Separately, prior to October 1, 2009, our MedStaff subsidiary had a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible per claim.

In October 2009, we purchased an occurrence-based professional liability policy that provides each working nurse and each allied healthcare professional with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those individual limits are shared with the healthcare provider’s employer (e.g. Cross Country TravCorps or MedStaff, our wholly-owned subsidiaries) in the event of vicarious liability and/or negligent hiring allegations on a claim. This policy does not have a deductible. In addition, in October 2009, we purchased an excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of Cross Country Travcorps and $1,000,000 per occurrence and $3,000,000 in the aggregate for all working nurses of MedStaff. Those limits are also shared with the corporations on applicable claims. MedStaff also secured insurance coverage having the same terms as the primary and excess coverage described above for acts occurring on or after October 25, 2002.

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, Certified Registered Nurse Anesthetists (CRNAs) and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc. (the Captive). Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. The value of the letter of credit was secured by $5,000,000 of cash held by the Captive as restricted cash at December 31, 2008. During 2009, the cash was released from restriction and replaced by a letter of credit under our credit facility. As of December 31, 2011 and 2010, the value of the letter of credit was $5,532,742.

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

The HITECH Act was adopted on February 17, 2009 as part of the American Recovery and Reinvestment Act and it became effective on February 17, 2010. Among other things, this legislation established a process for the development of standards for the secure electronic exchange and use of health information by hospitals, physicians, and others. The general purpose of the HITECH Act is to improve the quality of healthcare by reducing medical errors and lowering costs through the computerization of America’s medical records by 2015. Approximately $20 billion was allocated to the HITECH Act incentives to encourage and accelerate the widespread adoption of EMR technology by physicians, hospitals and others. The Medicare and Medicaid EMR/EHR incentive programs provide incentives payments to eligible professionals, eligible hospitals and critical access hospitals as they adopt, implement, upgrade or demonstrate the meaningful use of certified EMR/EHR technology. To further promote the timely adoption of EMR/EHR, the HITECH Act penalizes eligible healthcare providers and hospitals that do not adopt and use EMR/EHR that meets the federal requirements by 2015. For example, under the Medicare EMR/EHR Incentive Program, Medicare eligible professionals, hospitals and critical access hospitals that do not successfully show meaningful use of EMR/EHR will have a payment adjustment in their Medicare reimbursement. The Medicaid EMR/EHR Incentive Program is being voluntarily offered by individual states and states can receive a 90% federal funding match for incentive payments distributed to Medicaid providers who adopt EMR/EHRs under the meaningful use criteria. As a result, many eligible hospitals are implementing new or enhanced EMR/EHR technology to capitalize on these incentives and avoid the penalties and their staff must undergo training of the new technology systems out of the clinical setting, which creates an opportunity for our healthcare professionals to fill positions on a temporary basis while full-time staff is receiving such training.

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

Employees

As of December 31, 2011, we had approximately 1,200 corporate employees. During 2011, we maintained an average of 2,472 full-time equivalent field employees in our nurse and allied staffing segment. In our physician staffing segment, we utilized 1,555 independent contractor physicians and 113 independent contractors related to non-physician staffing during the course of the year. In our clinical trial services segment, we maintained an average of 451 full-time equivalent field employees and utilized 128 independent contractors during the course of the year. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

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

Among other things, changes in the economy which result in higher unemployment and low job growth, a decrease or stagnation in the general level of in-patient admissions at our clients’ facilities, uncertainty regarding federal healthcare law and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In a down market, healthcare professionals may be less likely to leave a full-time position to work on temporary assignments and clients are also more likely to focus on internal solutions for their temporary staffing needs. In addition, we also may experience more competitive pricing pressure during periods when in-patient admissions are stagnant for periods of time or declining. In addition, if the trend towards providing healthcare in alternative settings, as opposed to acute care hospitals intensifies, it could result in a decline in in-patient admissions at our clients’ facilities. These events individually or in the aggregate may cause a reduction in admissions that could negatively affect the demand for our services. Decreases in demand for our services may affect our ability to provide attractive assignments to our healthcare professionals thereby reducing our profitability.

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

We are spending an increased amount of management’s time and resources, since the inception of the Sarbanes-Oxley Act of 2002, to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. The compliance requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. This process required us to hire additional personnel and has resulted in additional expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. If we are not able to timely comply with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

Our financial results could be adversely impacted by the loss of key management

If members of our senior management team become unable or unwilling to continue their present positions, our business and financial results could be adversely affected.

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

These acquisitions involve numerous risks, including:

●	Potential loss of key employees or clients of acquired companies;

●	Difficulties integrating acquired personnel and distinct cultures into our business;

●	Difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

●	Diversion of management attention from existing operations; and

●	Assumptions of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations.

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

Our industry is subject to many complex federal, state, local and international laws and regulations related to, among other things, the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, the HITECH Act, etc.) and the operations of our business generally (e.g. federal, state and local tax laws). If we do not comply with the laws and regulations that are applicable to our business (both domestic and foreign), we could incur civil and/or criminal penalties or be subject to equitable remedies.

Impairment in the value of our goodwill or other intangible assets could adversely affect us.

We are required to test goodwill and intangible assets with indefinite lives annually, including the goodwill associated with acquisitions, to determine if impairment has occurred. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. During the fourth quarter of 2010, we recorded impairment charges of $10.8 million, pursuant to these assessments. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2011, goodwill and other identifiable intangible assets (net of amortization) represented 87% of our stockholders’ equity.

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

Registration statements under the Securities Act covering resale of CEP III’s stock as well as stock issuable under our stock option plans are presently in effect and sales of this stock could cause our stock price to decline.

We presently maintain an effective shelf registration under the Securities Act covering the resale of stock held by CEP III. These shares represent approximately 8% of our outstanding common stock and sales of the stock could cause our stock price to decline. In addition, we registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 3,500,000 shares of common stock for our 2007 Stock Incentive Plan. Fully vested options to purchase 391,312 shares of common stock were issued and outstanding as of February 29, 2012. In addition, 1,247,335 of stock appreciation rights were issued and outstanding as of February 29, 2012, 540,612 of which were vested. Shares of restricted stock outstanding as of February 29, 2012, were 523,610. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

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

We also provide comprehensive managed service provider (MSP) solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base and increased liability. The loss of one or more of our large MSP accounts could materially affect our profitability.

We are subject to business risks associated with international operations.

As of December 31, 2011, we had international operations in the United Kingdom where our AKOS Limited (AKOS) business is headquartered and India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. AKOS is a provider of drug safety, regulatory and clinical trial services to pharmaceutical and biotechnology companies in Europe, the United States, Canada and Asia. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: fluctuations in currency exchange rates; changes in regulations, varying economic and political conditions; overlapping or differing tax structures; and regulations concerning compensation and benefits, vacation and the termination of employment. Our inability to effectively manage our international operations could result in increased costs and adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our principal leases as of December 31, 2011 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters and nurse and allied staffing administration	70,406	May 1, 2018
Durham, North Carolina	Clinical trial staffing headquarters	37,851	September 30, 2013
Norcross, Georgia	Temporary physician staffing and allied staffing offices	33,494	January 31, 2012 and February 28, 2014
Newtown Square, Pennsylvania	Nurse and allied staffing administration and general office use	31,959	January 17, 2014
Creve Coeur, Missouri	Retained search headquarters	27,051	June 14, 2017
Malden, Massachusetts	Nurse and allied staffing administration and general office use	22,767	June 30, 2017
Pune, India	In-house information systems and development support	20,700	November 30, 2015
Brentwood, Tennessee	Education training headquarters	16,884	August 31, 2017
Tampa, Florida	Nurse and allied staffing administration and general office use	15,698	February 15, 2015
Ambler, Pennsylvania	Clinical trial staffing operations site	14,459	September 30, 2013

Item 3.	Legal Proceedings.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

PART II

Item 4.	Mine Safety Disclosures.

This item is not applicable to the Company.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Sale Prices
Calendar Period	High	Low

2011
Quarter Ended March 31, 2011	$9.26	$6.52
Quarter Ended June 30, 2011	$7.89	$6.34
Quarter Ended September 30, 2011	$8.00	$3.82
Quarter Ended December 31, 2011	$5.99	$3.76

2010
Quarter Ended March 31, 2010	$10.79	$8.63
Quarter Ended June 30, 2010	$10.99	$7.66
Quarter Ended September 30, 2010	$9.67	$7.09
Quarter Ended December 31, 2010	$9.19	$6.63

The graph below matches the cumulative 5-year total return of holders of Cross Country Healthcare, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Business Training & Employment Agencies index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2006 and tracks it through 12/31/2011.
	12/06	12/07	12/08	12/09	12/10	12/11

Cross Country Healthcare, Inc.	100.00	65.26	40.28	45.42	38.82	25.44
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Dow Jones US Business Training & Employment Agencies	100.00	73.64	45.40	69.29	83.45	54.90

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of March 1, 2012, there were 95 stockholders of record of our common stock. In addition, there are approximately 2,112 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. During the fourth quarter of 2011, we purchased 427,043 shares of our common stock at an average price of $5.23 per share. Under the remainder of our current stock repurchase authorization, as of December 31, 2011, we can purchase up to 1,014,096 shares of our common stock, subject to limitations of the Company’s Credit Agreement. See – Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Statements of Financial Condition and Results of Operation section of this report.

A summary of the repurchase activity for the quarterly period covered by this Report follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	—	—	—	1,441,139
November 1 – November 30, 2011	199,531	$5.25	199,531	1,241,608
December 1 – December 31, 2011	227,512	$5.21	227,512	1,014,096
Total October 1 – December 31, 2011	427,043	$5.23	427,043	1,014,096

Item 6. Selected Financial Data.

The selected consolidated financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Report.

	Year Ended December 31,
	2011	2010	2009	2008 (a)	2007 (b)
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenue from services	$503,986	$468,562	$578,237	$734,247	$718,272
Operating expenses:
Direct operating expenses	366,044	336,250	424,984	547,753	549,441
Selling, general and administrative expenses	116,538	108,984	120,690	130,722	116,859
Bad debt expense	579	294	—	951	1,559
Depreciation	6,791	8,043	8,773	7,637	6,309
Amortization	3,493	3,851	4,018	3,166	2,051
Impairment charges (c)	—	10,764	1,726	244,094	—
Legal settlement charge (d)	—	—	345	—	34
Total operating expenses	493,445	468,186	560,536	934,323	676,253
Income (loss) from operations	10,541	376	17,701	(200,076)	42,019
Other (income) expenses:
Foreign exchange (gain) loss	(247)	76	66	(132)	93
Interest expense (e)	2,856	4,245	6,245	4,357	2,707
Other income, net (e)	(298)	(173)	(264)	(132)	(120)
Income (loss) before income taxes	8,230	(3,772)	11,654	(204,169)	39,339
Income tax expense (benefit)	4,132	(997)	4,960	(61,224)	14,759
Net income (loss)	$4,098	$(2,775)	$6,694	$(142,945)	$24,580

Net income (loss) per common share – basic:	$0.13	$(0.09)	$0.22	$(4.64)	$0.77

Net income (loss) per common share – diluted (f):	$0.13	$(0.09)	$0.22	$(4.64)	$0.76
Weighted average common shares outstanding:
Basic	31,146,165	31,060,426	30,824,660	30,825,099	31,972,681
Diluted (f)	31,192,016	31,060,426	30,999,446	30,825,099	32,484,241

	Year Ended December 31,
	2011	2010	2009	2008 (a)	2007 (b)
Other Operating Data

Nurse and allied staffing statistical data:
FTEs (g)	2,472	2,185	2,735	4,463	5,025
Days worked (h)	902,280	797,525	998,275	1,633,594	1,834,125
Average revenue per FTE per day (i)	$309	$304	$314	$322	$314

Physician staffing statistical data (a) (j):
Days filled (k)	85,416	89,421	95,253	34,863	NA
Revenue per day filled (l)	$1,391	$1,360	$1,594	$1,622	NA

	Year Ended December 31,
	2011	2010	2009	2008 (a)	2007 (b)
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$18,296	$31,522	$72,400	$51,085	$35,880
Net cash used in investing activities	$(4,196)	$(16,199)	$(11,713)	$(129,561)	$(35,328)
Net cash (used in) provided by financing activities	$(14,236)	$(11,191)	$(64,217)	$79,985	$8,431

Consolidated Balance Sheet Data
Working capital (m)	$58,457	$67,511	$71,177	$107,505	$97,891
Cash and cash equivalents	$10,648	$10,957	$6,861	$10,173	$9,067
Total assets (m)	$335,910	$343,658	$355,115	$424,951	$533,559
Total debt	$42,046	$53,513	$62,514	$133,080	$39,451
Stockholders’ equity	$249,300	$246,009	$246,071	$234,023	$390,437

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
(c)
Impairment charges include goodwill and other intangible asset impairment charges pursuant to the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Impairment or Disposal of Long-Lived Assets subsection of the Property, Plant and Equipment Topic of the FASB ASC. In the fourth quarter of 2010, the Company recorded noncash pretax impairment charges of $10.8 million, related to the impairment of specific trademarks in its physician and nurse and allied staffing business segments related to its acquisition of MDA. In the fourth quarter of 2009, the Company recorded a noncash pretax impairment charge of $1.7 million, related to the change in utilization of a specific trademark and database in its clinical trial services business segment. As a result of its annual goodwill impairment analysis, in the fourth quarter of 2008, the Company recorded a $241.0 million, pretax, goodwill impairment related to its nurse and allied staffing business segment. In addition, in the fourth quarter of 2008, the Company recorded a $3.1 million, pretax, impairment charge related to a specific customer relationship in its clinical trial services business segment. Refer to further discussion of some of these impairment charges in our notes to the consolidated financial statements (Note 3 – Goodwill and Other Identifiable Intangible Assets).

(d)
During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which the court granted preliminary approval in October 2010. In the fourth quarter of 2009, the Company accrued a pretax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit.

(e)
Other income, net on the Company’s consolidated statement of operations includes interest income on its cash and cash equivalents and short and long-term cash investments and other items of income and expense. In previous presentations of its statement of operations, the Company netted interest income with its consolidated interest expense on its statement of operations. Beginning in 2011, the Company presented interest expense separately from other income.  All periods have been reclassified to conform to the 2011 presentation.

(f)
For purposes of calculating diluted earnings per common share in 2010 and 2008, the Company excluded potentially dilutive shares from the calculation as their effect would have been anti-dilutive, due to the Company's net loss in those years.

(g)	FTEs represent the average number of nurse and allied contract staffing personnel on a full-time equivalent basis.
(h)	Days worked is calculated by multiplying the FTEs by the number of days during the respective period.
(i)
Average nurse and allied staffing revenue per FTE per day is calculated by dividing the nurse and allied staffing revenue by the number of days worked in the respective periods. Nurse and allied staffing revenue includes revenue from permanent placement of nurses.

(j)
Beginning in the first quarter of 2011, the Company refined its statistical methodology related to its physician staffing days filled metrics. Accordingly, historical 2010 data for these metrics has been revised to conform to the current year's presentation. Historical data for years 2009 and 2008 has not been reclassified due to excessive cost of applying the methodology, which, the Company believes outweighs the benefit of the additional information. In addition, the 2008 days filled is from the date of acquisition.

(k)	Days filled is calculated by dividing the total hours filled during the period by 8 hours.
(l)	Revenue per day filled is calculated by dividing the applicable revenue generated by the Company’s physician staffing segment by days filled for the period presented.
(m)	The Company’s balance sheets have been reclassified to conform to the current period’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a diversified leader in healthcare staffing services offering an extensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to four business segments: (1) nurse and allied staffing, (2) physician staffing, (3) clinical trial services and (4) other human capital management services. We believe we are one of the top two providers of nurse and allied staffing services; one of the top four providers of temporary physician staffing (locum tenens) services; as well as a leading provider of clinical trial staffing services, retained physician search services and educational seminars specifically for the healthcare marketplace.

We have a diversified revenue mix across business sectors and healthcare customers. For the year ended December 31, 2011, our nurse and allied staffing business segment represented approximately 55% of our revenue and is comprised of travel nurse and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 43% of our total revenue and 77% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 24% of 2011 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training and retained search services.

The long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. Additionally, there are projected shortages of healthcare professionals including registered nurses (RNs) and physicians. We believe demand for our nurse, allied and physician services is primarily influenced by two factors: (1) national labor market dynamics that affect the number of hours worked by healthcare professionals and (2) the strength or weakness in acute care hospital admissions relative to expectations and the volume of patients at medical facilities and physician offices. Demand for our clinical trial staffing services is primarily influenced by the level of research and development (R&D) activities by pharmaceutical and biotechnology companies. During 2011, demand improved for both our nurse and allied staffing services and our clinical trial services, and became more stable for our physician staffing services. However, overall demand for our healthcare staffing services remains substantially reduced from levels prior to the economic downturn that began in the fall of 2008.

The supply of healthcare professionals in the marketplace is dependent upon the number of RNs and physicians entering their respective professions versus retiring from the workforce. The supply of RNs available for our staffing services is variable and influenced by current labor market dynamics, as well as dependent upon the desire of RNs to work temporary assignments versus being directly employed by hospitals as staff nurses or working in non-hospital settings such as insurance companies, health clinics and doctor offices. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments versus being in private practice or directly employed at healthcare facilities, the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce working fewer hours than male counter-parts. The supply of clinical trial personnel in the marketplace is relatively stable and comprised primarily of individuals with an educational background and experience in life sciences, as well as healthcare professionals who have left a care giving role to pursue clinical research opportunities. The supply of qualified candidates available for our clinical trial services is dependent on the number of clinical trial professionals not currently employed in ongoing trials, as well as new qualified candidates entering the industry. During 2011, applicant activity in our nurse and allied staffing business increased significantly, while the number of physicians added to our physician staffing database and the number of new staffing candidates in our clinical trial services databases also increased from the prior year.

For the year ended December 31, 2011, our revenue was $504.0 million, and we generated net income of $4.1 million, or $0.13 per diluted share. During 2011, we generated $18.3 million in cash flow from operations and reduced our total debt by $11.5 million. We ended the year with total debt of $42.0 million and $10.6 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 10.8%.

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

We market our nurse and allied staffing services primarily to acute care hospitals and health systems and provide our clients with staffing solutions through our Cross Country Staffing (CCS), MedStaff (MedStaff Local and MedStaff Healthcare Solutions) and Allied Health Group brands. Our professionals staff a broad range of clinical settings in the for-profit and not-for-profit sectors throughout the U.S., including acute care hospitals, physician practice groups, skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, non-clinical settings, such as schools.

CCS is our largest brand. The vast majority of CCS revenue is derived from helping to meet the ongoing temporary nurse and allied health staffing needs of a diverse customer base.  Additionally, as a part of its business strategy, CCS provides comprehensive Managed Service Provider (MSP) solutions to large hospitals and healthcare systems throughout the U.S. to manage and outsource clinical staffing, vendor resources and a full supplemental workforce that are specifically tailored to each hospital or health system based on their workforce goals and financial targets. Our MSP engagements typically incorporate one or more of our contract nurse, contract allied and/or per diem staffing solutions. Typically, such arrangements require CCS to:

●	negotiate contracts with subcontractors in order to help meet the client’s fill rate expectations,

●	verify that all nurses provided both by CCS and subcontractors meet CCS’ credential requirements and other standards and testing requirements established by the client,

●	verify insurance coverage of the subcontractors and their candidates,

●	manage orders for open positions from the client and distribute those needs to subcontractors as required,

●	interview candidates presented to ensure they meet the client’s specifications,

●	consolidate and reconcile the timecard approval and invoicing process for services provided by CCS and all subcontractors,

●	distribute payments to subcontractors for services provided to the client, and

●	capture and analyze data for the benefit of the client.

These services are particularly beneficial to larger facilities and systems that require many healthcare professionals across a broad spectrum of medical disciplines and specialties. During 2011, approximately 26% of the staffing volume in our nurse and allied staffing segment was at MSP client facilities. In addition to directly supplying the vast majority of client needs under these MSP programs, CCS has relationships with hundreds of subcontractors throughout the U.S. to ensure that clients have access to a large pool of candidates to meet their staffing needs.

Another growing component of our business is contract staffing for hospitals and health systems undergoing electronic medical record (EMR) technology implementations pursuant to grants available to healthcare facilities under the federal Health Information Technology for Economic and Clinical Act (HITECH Act). We supply temporary healthcare professionals to provide patient care while hospital staff nurses are away in classroom settings undergoing training and to provide support to the staff RNs in utilizing the EMR technology upon their return to bedside care. We expect that staffing related to EMR technology implementations will be one of the growth drivers of our nurse and allied staffing segment in 2012.

During 2011, while hospital admission trends continued to remain relatively flat and the U.S. economy struggled to improve and national unemployment remained high, we experienced a significant broad-based increase in demand.  This included an increase in demand from hospital customers that had largely been dormant over the past few years, increased staffing associated with hospital electronic health record implementations and ongoing staffing activity at MSP accounts. We also experienced improved supply of qualified RNs and other healthcare professionals seeking temporary assignment with us. We believe this improvement in demand is due, in part, to several factors:

●
The non-sustainability of additional hours worked by full- and part-time staff RNs working directly for hospital employers over the past few years due to economic and labor market dynamics that negatively impacted their family. Historically, high national unemployment typically results in RNs increasingly seeking employment as hospital staff nurses and those already employed as staff nurses become more willing to work more hours at prevailing wages, which combine to reduce the need for our outsourced staffing services. The reverse begins to occur as the economy and more specifically the labor markets improve, although there is a lag between the improvement in demand for our nurse and allied staffing services and the improvement in supply of RNs and other healthcare professionals.

●
The recovery of the stock market allowing the return to retirement of many of the more than 100,000 older RNs that previously returned to the nursing workforce due to the significant decline in their savings and investments when the recent economic downturn began.

●	An acceleration of hospitals undergoing EMR implementations pursuant to the HITECH Act.

The improvement in demand for our nurse and allied staffing services resulted in higher relative booking activity for future assignments that translated into an 15% revenue gain in 2011 from the prior year reflecting a 13% increase in staffing volume and a 2% increase in the average revenue per FTE per day. Demand was increasingly driven by staffing for EMR implementations.

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

Our physician staffing business revenue and earnings are impacted by the demand for temporary physician staffing services and the supply of qualified physicians. When there are not enough physicians to fill the number of vacancies at hospitals, practice groups or other healthcare facilities, demand increases for our services. In general, we believe that in periods when physicians are looking for more flexibility, have concerns with cost and availability of malpractice insurance, or want to avoid managing a practice, supply increases. In periods where the physicians are looking for more stability, supply decreases. Demand and supply constraints may vary based on the specialty of the physician. We monitor several key volume and profitability indicators for each specialty area of this business, such as physician staffing day filled and revenue per days filled. In addition, we monitor this segment’s revenue, contribution income and contribution income as a percentage of revenue.

During 2011, the overall economic conditions and continuing concerns with impending health care reform changes proved challenging for overall growth in the physician staffing sector. Unemployment and higher under-employment were also problematic for clients relative to outsourcing their staffing needs. Given these ongoing uncertainties, physicians have increasingly opted to become employees of hospitals and health care systems. We expect this trend to continue for the short-term. Despite the current negative economic metrics, we still believe that the future outlook for the physician staffing industry is positive. Longer-term trends coupled with healthcare reform are favorable with demand for physicians projected to increase significantly over the next 15 years. The needs will be particularly strong in the primary care specialties due to recent decreases in medical school graduates entering the primary care field. Locum tenens should benefit from these shortage trends and demands particularly with an ever increasing aging population. MDA is well positioned to respond to the current and future needs of its healthcare partners.

We also continue to believe the long-term demographic drivers of this business are favorable. These drivers include an aging population demanding more health care, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, who historically have provided relatively less hours of service on average than males.

Clinical Trial Services

Our clinical trial services business segment is headquartered at the Research Triangle Park (RTP) in Durham, North Carolina. We primarily provide traditional contract staffing and outsourcing services, as well as drug safety monitoring and regulatory consulting to pharmaceutical, biotechnology and medical device companies, as well as contract research organization (CRO) customers. We market these services through multiple brand offerings that have allowed us to establish a significant geographic footprint in the U.S. along with an important presence in the European market.

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

The R&D activity by pharmaceutical, biotechnology and medical device companies improved somewhat during 2011 following the prior two year period in which economic factors and financial market conditions led to numerous mergers, acquisitions and business closures, along with a reduction in R&D activities. We believe this improvement resulted as some of the post-acquisition transition and integration plans became clearer and these companies began to bring forward some of the projects that were previously put on hold. In addition, many large pharmaceutical and biotechnology companies started to re-focus their efforts on later stage R&D activities to combat the prospect of numerous patent expirations of “blockbuster” drugs in the coming years. In 2011, the staffing component of our clinical trial services business, which represented 93% of segment revenue, experienced a modest up-tick in demand represented by improved client requests for proposals, bid defenses and contract awards, as well as an increased need for permanent placement positions by our client base. However, we experienced a shift in mix toward staffing lower bill-rate professionals than we have historically. Our drug safety monitoring and regulatory compliance advisory businesses continued to remain weak in 2011, reflecting the industry downturn in demand for earlier stage clinical services, as well as some clients taking their pharmacovigilance activities in-house following mergers with larger entities.  Despite the weak trends in the pharmaceutical and biotech industry over the past two years, demographic factors and advances in biotechnology and genomics should drive long-term growth for this business segment.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides regulatory and clinical skill-based continuing education development for healthcare professionals. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE coordinates with various independent contractors in order to offer one-day seminars, conferences and eLearning to healthcare professionals on topics pertaining to healthcare. Since 1995, CCE has trained over 1,000,000 licensed professionals in the fields of physical and occupational therapy, behavioral health, nursing, long-term care, coding and billing, regulatory compliance, dentistry, health information and healthcare administration. In 2011, CCE held approximately 5,450 seminars and conferences that were attended by nearly 150,000 registrants in 178 cities in the U.S. and Canada. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

In 2011, CCE’s live seminar attendance decreased approximately 8% due to what we believe are several factors. First, significant budget cuts to both non-Medicaid and Medicaid-based mental health services negatively impacted employment for public mental health programs, which reduced demand for these programs and resulted in these professionals utilizing to a greater degree continuing education credits via e-learning offerings. Second, the education industry is increasingly offering live webcasting and rebroadcasting of seminars. To address this shift, CCE has significantly expanded its offerings in this area while continuing to provide thousands of live seminars each year.

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

In 2011, ongoing uncertainty about health care reform, Medicare reimbursement rules and the pace of economic recovery continued to limit or delay implementation of the industry’s medical staff and administrative leadership recruitment plans, which consequently negatively impacted demand for retained search services. Despite these market conditions, Cejka Search experienced modest year-over-year growth in revenue and contribution income due to strategic changes made to its business model in the prior year to be more competitive, expand market reach, and improve operating efficiency. We believe Cejka Search is well-positioned to benefit from further economic recovery, the intensifying shortage of physicians and midlevel providers, and the critical need for effective healthcare executive leadership, in particular physician executive leaders.

History

In July 1999, an affiliate of Charterhouse Group, Inc (Charterhouse) and certain members of management acquired the assets of Cross Country Staffing, our predecessor, from W. R. Grace & Co. Upon the closing of this transaction, we changed from a partnership to a C corporation form of ownership. In December 1999, we acquired TravCorps Corporation (TravCorps), which was owned by investment funds managed by Morgan Stanley Private Equity (Morgan Stanley) and certain members of TravCorps’ management and subsequently changed our name to Cross Country TravCorps, Inc. Subsequent acquisitions and dispositions were made. In 2001, we changed our name to Cross Country, Inc., and in October 2001, we completed our initial public offering. Subsequently, in May 2003, we changed our name to Cross Country Healthcare, Inc.

In March 2002, and November 2004, Charterhouse and Morgan Stanley sold a portion of their ownership through secondary offerings. Subsequently, in 2005, Morgan Stanley completed the sale of its investment in the Company. During 2006, Charterhouse sold a majority of its remaining ownership in Cross Country Healthcare but still owns approximately 2.5 million shares as of December 31, 2011.  We maintain an effective registration statement for the sale of such remaining shares.

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

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. Similarly, accrued expenses include an accrual for employees’ and independent contractors’ time worked but not yet paid. Each of our field employees and independent contractors on travel assignment works for us under a contract. The contract period is typically 13 weeks for our nurse and allied staffing employees with a shorter duration for physician independent contractors and a longer term for our clinical trial staffing employees. Our staffing employees are hourly employees whose contract specifies the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. We typically bill clients at an hourly rate and assume all employer costs for our staffing employees, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements.

We have also entered into certain contracts with acute care facilities to provide comprehensive managed service provider (MSP) solutions. Under these contract arrangements, we use our nurses primarily, along with those of third party subcontractors, to fulfill customer orders. If a subcontractor is used, we invoice our customer for these services, but revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by us for our MSP services.

Recent Acquisitions

MDA Holdings, Inc.

In September 2008, we completed the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Part of the cash paid at closing was held in escrow to cover any post-closing liabilities (Indemnification Escrow). During the year ended December 31, 2010, approximately $3.5 million was released to the seller from the Indemnification Escrow account leaving a balance of approximately $3.6 million at December 31, 2011 and 2010. This transaction also included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. In the second quarter of 2009, we paid $6.7 million, related to 2008 performance. In the second quarter of 2010, we paid $12.8 million related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC).

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 87% of our stockholders’ equity as of December 31, 2011. Goodwill and other identifiable intangible assets were $143.3 million and $73.2 million, respectively, net of accumulated amortization, at December 31, 2011. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years.

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

See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for a detailed description of the results of our impairment reviews in the fourth quarters of 2011, 2010 and 2009 that resulted in total impairment charges of $10.8 million in the year ended December 31, 2010, and $1.7 million in the year ended December 31, 2009.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2011	2010	2009
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	72.6	71.8	73.5
Selling, general and administrative expenses	23.1	23.2	20.9
Bad debt expense	0.1	0.1	—
Depreciation and amortization	2.1	2.5	2.2
Impairment and legal settlement charge	—	2.3	0.3
Income from operations	2.1	0.1	3.1
Interest expense	0.6	0.9	1.1
Other income, net	(0.1)	(0.0)	(0.0)
Income (loss) before income taxes	1.6	(0.8)	2.0
Income tax expense (benefit)	0.8	(0.2)	0.8
Net income (loss)	0.8%	(0.6)%	1.2%

Segment Information

We report the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals. Nurse and allied staffing services are marketed to public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

Physician staffing – The physician staffing business segment provides multi-specialty locum tenens services to the healthcare industry throughout the U.S.

Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe.

Other human capital management services - The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses that both have operations within the U.S.

Information on operating segments and reconciliation to income from operations for the periods indicated are as follows:

	Year ended December 31,
	2011	2010	2009
Revenue from unaffiliated customers:	(Amounts in thousands)
Nurse and allied staffing	$278,793	$242,160	$313,038
Physician staffing	118,781	121,599	151,853
Clinical trial services	64,609	61,957	71,678
Other human capital management services	41,803	42,846	41,668
	$503,986	$468,562	$578,237

Contribution income (a):
Nurse and allied staffing (b)	$22,441	$21,383	$29,062
Physician staffing	11,320	13,052	15,165
Clinical trial services	6,555	6,391	7,029
Other human capital management services	3,172	3,768	2,973
	43,488	44,594	54,229
Unallocated corporate overhead (b)	22,663	21,560	21,666
Depreciation	6,791	8,043	8,773
Amortization	3,493	3,851	4,018
Impairment charges	––	10,764	1,726
Legal settlement charge	––	––	345
Income from operations	$10,541	$376	$17,701

(a)
We define contribution income as income from operations before depreciation, amortization, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In the year ended December 31, 2011, the Company refined its methodology for allocating certain corporate overhead expenses to the nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the year ended December 31, 2010 and 2009 has been reclassified by $1.5 million and $1.6 million, respectively, to conform to the current year’s presentation.

Comparison of Results for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Revenue from services

Revenue from services increased $35.4 million, or 7.6%, to $504.0 million for the year ended December 31, 2011, as compared to $468.6 million for the year ended December 31, 2010. The increase was primarily due to higher revenue from our nurse and allied staffing segment, and secondarily to higher revenue from our clinical trial services staffing business segment; partially offset by decreases in revenue from our physician staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $36.6 million, or 15.1%, to $278.8 million for the year ended December 31, 2011, from $242.2 million for the year ended December 31, 2010, primarily due to higher volume.  The higher staffing volume in 2011 reflects significant improvement in demand, as measured by the number of open orders, throughout 2011, aided by an increase in applicants applying for assignments with us.

The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2011, increased 13.1% from the year ended December 31, 2010. Average nurse and allied staffing revenue per FTE increased approximately 1.6% in the year ended December 31, 2011 compared to the year ended December 31, 2010, reflecting an increase in our average hourly bill rate and an increase in hours provided by our healthcare professionals.

Physician staffing

Revenue from our physician staffing business decreased $2.8 million, or 2.3% to $118.8 million for the year ended December 31, 2011, compared to $121.6 million for the year ended December 31, 2010. The revenue decline reflects lower volume and a less favorable mix of specialties. Physician staffing days filled decreased 4.5% to 85,416 in the year ended December 31, 2011, compared to 89,421 in the year ended December 31, 2010. Revenue per day filled for the year ended December 31, 2011 was $1,391, a 2.3% decrease from the year ended December 31, 2010, reflecting an unfavorable change in the mix of specialties.

Clinical trial services

Revenue from clinical trial services increased $2.7 million, or 4.3%, to $64.6 million in the year ended December 31, 2011, from $62.0 million in the year ended December 31, 2010. This increase was primarily due to an increase in traditional contract staffing volume and 1 additional billable day in 2011, partially offset by lower average bill rates for contract staffing services.

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2011, decreased $1.0 million, or 2.4%, to $41.8 million from $42.8 million in the year ended December 31, 2010, due to a decrease in revenue from our education and training business, primarily as a result of lower average seminar attendance. Revenue from our retained search business increased reflecting an increase in demand that was more than offset by the decline in our education and training business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $29.8 million, or 8.9%, to $366.0 million for the year ended December 31, 2011, as compared to $336.3 million for year ended December 31, 2010.

As a percentage of total revenue, direct operating expenses represented 72.6% of revenue for the year ended December 31, 2011, and 71.8% for the year ended December 31, 2010. This increase was due to a combination of factors including a shift in our business mix towards the nurse and allied staffing segment, higher physician expenses as a percent of revenue, lower professional liability expenses and lower permanent placement revenue in our physician staffing segment, along with a contraction in our bill-pay spread and higher housing costs in our nurse and allied staffing segment. These factors were partially offset by lower workers’ compensation expenses in our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.6 million, or 6.9%, to $116.5 million for the year ended December 31, 2011, as compared to $109.0 million for the year ended December 31, 2010. Selling, general and administrative expenses in the year ended December 31, 2011 included $0.7 million resulting from an increase in our accrual for sales and other state non-income taxes, as a result of a determination made in the fourth quarter of 2011 that it was probable we would be assessed in certain states for tax years 2008-2011.  See Note 11 – Commitments and Contingencies for more information.

Included in selling, general and administrative expenses is unallocated corporate overhead of $22.7 million for year ended December 31, 2011, compared to $21.6 million for the year ended December 31, 2010. Included in unallocated corporate overhead are $2.9 million and $2.7 million of share-based compensation expenses for the years ended December 31, 2011 and 2010, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 4.5% for the year ended December 31, 2011, and 4.6% for the year ended December 31, 2010.

As a percentage of total revenue, selling, general and administrative expenses were 23.1% and 23.2% for the years ended December 31, 2011 and 2010, respectively.

Bad debt expense

Bad debt expense as a percentage of total revenue was 0.1%, or $0.6 million for the year ended December 31, 2011. Bad debt expense as a percentage of total revenue was 0.1%, or $0.3 million for the year ended December 31, 2010. The Company’s calculation and methodology remain consistent.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2011, increased $1.1 million or 4.9%, to $22.4 million from $21.4 million in year ended December 31, 2010. As a percentage of nurse and allied staffing revenue, segment contribution income was 8.0% for the year ended December 31, 2011, and 8.8% for the year ended December 31, 2010.  This decrease is primarily due to a contraction in our bill-pay spread and higher housing costs partially offset by lower workers’ compensation expenses.

Contribution income from our physician staffing segment for the year ended December 31, 2011, decreased $1.7 million or 13.3% to $11.3 million compared to $13.1 million in the year ended December 31, 2010. As a percentage of physician staffing revenue, contribution income was 9.5% for the year ended December 31, 2011 and 10.7% for the year ended December 31, 2010. This decrease was primarily due to a change in specialty mix resulting in higher physician expense as a percentage of revenue, an increase in selling, general and administrative expenses related to a portion of the aforementioned increase in our accrual for sales and other state non-income taxes, and lower permanent placement revenue.  Partially offsetting these decreases were lower professional liability expenses as a percentage of revenue in this segment in the year ended December 31, 2011 as compared to the year ended December 31, 2010, based on better than expected loss development.

Contribution income from clinical trial services for the year ended December 31, 2011, increased $0.2 million, or 2.6%, to $6.6 million, compared to $6.4 million in the year ended December 31, 2010. As a percentage of clinical trial services revenue, segment contribution income was 10.1% in the year ended December 31, 2011, compared to 10.3% in the year ended December 31, 2010.

Contribution income from other human capital management services for the year ended December 31, 2011, decreased by $0.6 million, or 15.8%, to $3.2 million, from $3.8 million in the year ended December 31, 2010 due to a decrease in contribution income from the education and training business, partially offset by an increase in contribution income from our retained search businesses. Contribution income as a percentage of other human capital management services revenue was 7.6% for the year ended December 31, 2011 and 8.8% for the year ended December 31, 2010.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2011, totaled $10.3 million as compared to $11.9 million for the year ended December 31, 2010. As a percentage of revenue, depreciation and amortization expense was 2.1% for the year ended December 31, 2011 and 2.5% for the year ended December 31, 2010.

Impairment charges

Impairment charges of $10.8 million in the year ended December 31, 2010 resulted from the impact lower locum tenens usage had on our long-term revenue forecast. Thus, our calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademarks acquired with the MDA acquisition in September 2008 might not have been fully recoverable. Based on these circumstances, we recorded a pre-tax non-cash impairment charge, of which $10.0 million related to our physician staffing segment and $0.7 million related to our nurse and allied staffing segment. See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for more information.

Foreign exchange (gain) loss

Foreign exchange gains of $0.2 million were realized in the period ended December 31, 2011, compared to $0.1 million of losses realized in the year ended December 31, 2010.  Foreign currency gains and losses are realized upon the settlement of cash flows from transactions denominated in different currencies.

Interest expense

Interest expense totaled $2.9 million for the year ended December 31, 2011 and $4.2 million for the year ended December 31, 2010. Lower interest expense was due to a lower effective interest rate on our borrowings and lower average borrowings in the year ended December 31, 2011.  The effective interest rate on our borrowings for the year ended December 31, 2011, was 2.3% compared to a rate of 5.0% for the year ended December 31, 2010. The decrease in the effective interest rate on our borrowings was primarily a result of the expiration of interest rate swaps in the fourth quarter of 2010. Interest expense in the year ended December 31, 2010 included an estimate of $0.2 million ineffectiveness on our interest rate swaps caused by significant prepayments on our term loan borrowings. See Note 8- Interest Rate Swap Agreements in our notes to the consolidated financial statements for further information about our interest rate swap agreements.

Other income, net

Other income, net includes interest income on our cash and cash equivalents and short and long-term cash investments, and other income and expense.  During the year ended December 31, 2011 and 2010, other income, net is primarily interest income, and was $0.3 million and $0.2 million, respectively.

Income tax expense (benefit)

Income tax expense totaled $4.1 million for the year ended December 31, 2011, as compared to an income tax benefit of $1.0 million for the year ended December 31, 2010. The effective tax rate was 50.2% in the year ended December 31, 2011, compared to 26.4% in the year ended December 31, 2010. The higher effective tax rate in the year ended December 31, 2011 was partly due to an adjustment of $0.3 million to income tax expense in the fourth quarter of 2011 related to an overstatement of deferred tax assets in prior periods. Excluding this adjustment, the effective tax rate was 46.5% in the year ended December 31, 2011. The lower effective tax rate in the year ended December 31, 2010 resulted from the impact of the deferred tax benefit on impairment charges of $10.8 million. Excluding the impairment charges and related deferred tax benefit, the adjusted effective tax rate would have been 45.3%.

Comparison of Results for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Revenue from services

Revenue from services decreased $109.7 million, or 19.0%, to $468.6 million for the year ended December 31, 2010, as compared to $578.2 million for the year ended December 31, 2009. The decrease was due to lower revenue from our nurse and allied staffing, physician staffing and clinical trial services business segments, partially offset by an increase in revenue from our other human capital management services business segment. The decreases in revenue reflected the challenging operating environment that all of our business segments experienced resulting from decreased demand from our customers.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $70.9 million, or 22.6%, to $242.2 million for the year ended December 31, 2010, from $313.0 million for the year ended December 31, 2009, primarily due to lower volume, but also due to lower average bill rates. The lower staffing volume in 2010 reflected the continued impact of a weak national labor market since the fall of 2008.

The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2010, decreased 20.1% from the year ended December 31, 2009. Average nurse and allied staffing revenue per FTE decreased approximately 3.2% in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Physician staffing

Revenue from our physician staffing business decreased $30.3 million, or 19.9% to $121.6 million for the year ended December 31, 2010, compared to $151.9 million for the year ended December 31, 2009. The revenue decline reflected decreased demand for our temporary physician staffing services, in a number of specialties, particularly our anesthesiology specialty. Physician staffing days filled was 89,421 in the year ended December 31, 2010 and revenue per day filled for the year ended December 31, 2010 was $1,360. Beginning in the first quarter of 2011, the Company refined its statistical methodology related to its physician staffing days filled metrics. Accordingly, historical 2010 data for these metrics have been revised to conform to the current year's presentation. Historical data for the year ended December 31, 2009 has not been reclassified due to excessive cost of applying the methodology, which, the Company believes outweighs the benefit of the additional information.

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

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2010, increased $1.2 million, or 2.8%, to $42.8 million from $41.7 million in the year ended December 31, 2009, entirely due to an increase in revenue from our education and training business, primarily as a result of higher average seminar attendance. Revenue from our retained search business was down slightly compared to 2009.

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

Included in selling, general and administrative expenses is unallocated corporate overhead of $21.6 million for year ended December 31, 2010, compared to $21.7 million for the year ended December 31, 2009. Included in unallocated corporate overhead are $2.7 million and $2.0 million of share-based compensation expenses for the years ended December 31, 2010 and 2009, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 4.6% for the year ended December 31, 2010, and 3.7% for the year ended December 31, 2009.

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

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2010, decreased $7.7 million or 26.4%, to $21.4 million from $29.1 million in year ended December 31, 2009. As a percentage of nurse and allied staffing revenue, segment contribution income was 8.8% for the year ended December 31, 2010, and 9.3% for the year ended December 31, 2009. This decrease is primarily due to negative operating leverage and higher field insurance expenses as a percentage of revenue, partially offset by a widening of our bill-pay spread and a decline in housing costs.

Contribution income from our physician staffing segment for the year ended December 31, 2010, decreased $2.1 million or 13.9% to $13.1 million compared to $15.2 million in the year ended December 31, 2009. As a percentage of physician staffing revenue, contribution income was 10.7% for the year ended December 31, 2010 and 10.0% for the year ended December 31, 2009. The improvement in contribution income as a percentage of revenue is primarily due to lower professional liability expense in the year ended December 31, 2010 compared to the year ended December 31, 2009, reflecting better than expected loss development as well as a change in mix to lower risk specialties.

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

Impairment charges

Impairment charges of $10.8 million in the year ended December 31, 2010 resulted from the impact lower locum tenens usage has had on our long term revenue forecast. Thus, our calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademarks acquired with the MDA acquisition in September 2008 might not have been fully recoverable. Based on these circumstances, we recorded a pre-tax non-cash impairment charge, of which $10.0 million related to our physician staffing segment and $0.7 million related to our nurse and allied staffing segment. Impairment charges of $1.7 million in the year ended December 31, 2009 resulted from the consolidation of our non-staffing brands within our clinical trial services business segment to gain operating efficiencies. As a result of this consolidation, we determined that one of the trademarks and database will no longer be used and, accordingly, we recorded a $1.7 million non-cash impairment charge. See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for more information.

Foreign exchange (gain) loss

Foreign exchange losses of $0.1 million were realized in the period ended December 31, 2010 and 2009.  Foreign currency gains and losses are realized upon the settlement of cash flows from transactions denominated in different currencies.

Interest expense

Interest expense totaled $4.2 million for the year ended December 31, 2010 and $6.2 million for the year ended December 31, 2009. Lower interest expense was due to lower average borrowings in the year ended December 31, 2010, partially offset by a higher effective interest rate on our borrowings.  Higher borrowings in the year ended December 31, 2009, were primarily due to the financing of the MDA acquisition. The effective interest rate on our borrowings for the year ended December 31, 2010, was 5.0% compared to a rate of 4.6% for the year ended December 31, 2009. Interest expense in the year ended December 31, 2009 included an estimate of $0.2 million ineffectiveness on our interest rate swaps caused by significant prepayments on our term loan borrowings. The estimate was trued up in the year ended December 31, 2010, coinciding with the interest rate swap payments. See Note 8- Interest Rate Swap Agreements in our notes to the consolidated financial statements for further information about our interest rate swap agreements which expired in the fourth quarter of 2010.

Other income, net

Other income, net includes interest income on our cash and cash equivalents and short and long-term cash investments, and other income and expense.  During the year ended December 31, 2010 other income, net of $0.2 million is primarily interest income.  During the year ended December 31, 2009, other income, net was $0.3 million and included $0.2 million of a gain on the sale of marketable securities.

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

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $2.1 million, $1.0 million and $0.9 million in aggregate for the years ended December 31, 2011, 2010, and 2009, respectively. Accounts receivable due from these hospitals at December 31, 2011 and 2010 were approximately $0.6 million and $0.2 million, respectively. Pricing for our services is consistent with our other hospital customers. In the year ended December 31, 2010, we entered into an MSP arrangement with one of the hospital systems.

Liquidity and Capital Resources

As of December 31, 2011, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.3 to 1. Working capital decreased by $9.1 million to $58.5 million as of December 31, 2011, compared to $67.5 million as of December 31, 2010. Days’ sales outstanding increased 1 day and was 53 days at December 31, 2011 and 52 days at December 31, 2010, consistent with historical ranges.

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

Stock Repurchase Programs

In February 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million shares of our common stock, subject to the terms of our credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion.  During the year ended December 31, 2011, we repurchased under this program, 427,043 shares of our common stock at an average price of $5.23 per share. The cost of such purchases was approximately $2.2 million. All of the common stock was retired.  During year ended December 31, 2010 and 2009, we did not repurchase shares.  At December 31, 2011, we had 1,014,096 shares of common stock left remaining to repurchase under our February 2008 authorization, subject to the limitations of our Credit Agreement. See Credit Agreement section below and consolidated financial statements Note 7- Long-term Debt.

Credit Agreement

We have a credit agreement which includes a term loan, a revolving loan facility and Swingline Loans (as defined in the Credit Agreement). On May 28, 2010, we entered into a first amendment to our Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extends the maturity date of the revolving credit facility from November 2010 to September 2013 to be coterminous with the term loan facility, and reduces our existing revolving credit facility to $50.0 million from $75.0 million, and our sublimit for letters of credit to $20.0 million from $35.0 million. Our sublimit for the issuance of Swingline Loans remained at $10.0 million. The revolving loan facility and term loan bear interest at a rate of, at our option, either: (i) London Interbank Offered Rate (LIBOR) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin. We paid $1.5 million of financing fees related to this amendment that have been capitalized as debt issuance costs. Debt issuance costs related to this amendment are being amortized on a straight-line basis over the remaining term of the Credit Agreement. In addition, we wrote off an immaterial amount of debt issuance costs related to the reduction of the size of the revolving credit facility.

As of December 31, 2011, interest on our revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The interest rate spreads on our term loan as of December 31, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2011 was 0.625%.  As a result of our reduced leverage as of December 31, 2011, our applicable margins were reduced by 25 basis points in March 2012.

The revolving loan facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. Swingline Loans and letters of credit issued under this facility reduce the revolving loan facility on a dollar for dollar basis. As of December 31, 2011, we did not have any borrowings outstanding under our revolving credit facility, but had $12.6 million of standby letters of credit outstanding under this facility, leaving $37.4 million available for borrowing under our revolving loan facility.

The Credit Agreement includes customary covenants and events of default. As of December 31, 2011, we were in compliance with the financial covenants and other covenants contained in the Credit Agreement. Specifically, the table below summarizes what we believe are the key financial covenants, as defined by the Credit Agreement, and our corresponding actual performance as of December 31, 2011.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.73 to 1.00
Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	2.37 to 1.00
Maximum Capital Expenditures for 2011 (c)	$6.6 million	$4.0 million

(a)	The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.

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

The terms of the Credit Agreement include customary covenants and events of default for similarly leveraged deals. The Credit Agreement includes a mandatory prepayment provision, which requires us to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of our debt or equity. In addition, when our Consolidated Total Leverage Ratio as of the end of a fiscal year is greater than or equal to 1.50 to 1.00, we are required to make principal prepayments of at least 50% of Excess Cash Flow, both, as defined by the agreement. No additional principal prepayments are expected relating to Excess Cash Flow for 2011.

The dividends and distribution covenant limits our ability to repurchase our common stock and declare and pay cash dividends on our common stock. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25.0 million and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that our Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40.0 million in cash or available cash under its revolving loan facility. However, if our Debt/EBITDA ratio, after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2.5 million. Under these limitations, during the year ended December 31, 2011, we repurchased a total of 427,043 shares for approximately $2.2 million.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities during the year ended December 31, 2011 was $18.3 million compared to $31.5 million during the year ended December 31, 2010. The decrease is primarily due to an increase in our accounts receivable in the year ended December 31, 2011 compared to a decrease in accounts receivable in the year ended December 31, 2010. The increase in accounts receivable in the year ended December 31, 2011 is reflective of the increase in revenue we have experienced in 2011. During the year ended December 31, 2010 we experienced sequential declines in revenue with relatively similar days’ sales outstanding.

Investing activities used $4.2 million in the year ended December 31, 2011 compared to $16.2 million in the year ended December 31, 2010. During the year ended December 31, 2010, we used $12.8 million to pay an earnout related to the MDA acquisition. The earnout payment was based on MDA’s 2009 performance. We used $4.0 million and $2.4 million, respectively for capital expenditures during the years ended December 31, 2011 and 2010. In addition, other investing activities used $0.2 million and $1.0 million, respectively, during the years ended December 31, 2011 and 2010. Other investing activities reflect our investments in short and long term cash investments that are highly liquid with underlying maturities greater than 90 days.

Net cash used in financing activities during the year ended December 31, 2011, was $14.2 million, compared to $11.2 million during the year ended December 31, 2010. We repaid total debt, net of borrowings, in the amounts of $11.8 million and $9.5 million during the years ended December 31, 2011 and 2010, respectively, primarily using cash flow from operations. During the year ended December 31, 2010, we also paid debt issuance costs of $1.5 million related to our credit agreement amendment previously described. During the years ended December 31, 2011 and 2010, we used $0.2 million to repurchase shares of common stock to cover withholding liabilities related to the vesting of restricted stock.

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

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2011:

Commitments	Total	2012	2013	2014	2015	2016	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$41,451	$16,795	$24,656	$––	$––	$––	$––
Capital lease obligations	594	203	227	72	65	27	––
Operating leases obligations (b)	24,341	6,126	5,853	3,621	3,095	3,066	2,580
Purchase obligations (c)	1,556	995	422	104	35	––	––
	$67,942	$24,119	$31,158	$3,797	$3,195	$3,093	$2,580

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

In addition to the above disclosed contractual obligations, the Company has accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC of $4.5 million at December 31, 2011. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self insurance, allowance for doubtful accounts, taxes and other contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2011, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1)
We have recorded goodwill and other identifiable intangible assets resulting from our acquisitions through December 31, 2011. In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, goodwill and intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Pursuant to the annual testing of goodwill, in the fourth quarters of 2011, 2010 and 2009 we evaluated five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trial services, 4) retained search and 5) education and training. Upon completion of the first step in our annual impairment assessment as of December 31, 2011 and 2010, we determined that no impairment was indicated.

For the December 31, 2011 impairment test, we estimated the fair value of each our reporting units based on a weighting of both the income approach and the market approach (blended fair value).

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed within the Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted revenue, margins, operating cash flows, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital (WACC), ranging from 11.0% to 18.7%.

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. We utilized total enterprise value/revenue multiples ranging from 0.3 to 0.9 and total enterprise value/EBITDA multiples ranging from 8.1 to 10.4. The reporting unit’s market value was determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for our nurse and allied, physician staffing and clinical trial services reporting units; a 100% weighting to EBITDA multiples for our education and training reporting unit; and a 100% weighting to revenue multiples for our retained search reporting unit.

The total fair value of the reporting units was reconciled to our December 31, 2011 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced our share price. The fair value under the blended fair value approach implied a control premium of 64%, which is an amount we estimate a buyer would be willing to pay in excess of the December 31, 2011 market price of $5.55 in order to acquire a controlling interest. Our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. Our market capitalization as of December 31, 2011 was approximately $171.0 million. In performing the reconciliation of our market capitalization to fair value, we considered both quantitative and qualitative factors which supported the implied control premium.

Upon completion of the December 31, 2011 assessment, we determined that the estimated fair value of all of our reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 11%, physician staffing – 7%, clinical trial services – 1%, retained search – 35% and education and training – 161%.  The estimated fair value of our reporting units is highly sensitive to changes in projections and assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of the reporting unit is greater than its carrying value.

Clinical trial services reporting unit

Our clinical trial services reporting unit was at risk of failing the step one impairment test.  This reporting unit grew its revenue and contribution income during 2011, and, thus far in 2012, its backlog of contracted business is up substantially from 2011.  This recent performance has been relied upon, in part, in our determination that impairment did not exist at December 31, 2011.  However, this reporting unit is at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our clinical trial services reporting unit may include such items as the following:

●	The assumed renewal of business or bringing in new business later in the year may not come to fruition.
●	The concentration of business we receive from several key customers, the loss of which would have a material adverse effect on the business.
●	Cancellation or delay in a clinical trial, for which we are providing staffing or drug safety services could have a material adverse effect on the business.
●	Consolidation of our customer base in the pharmaceutical/biotech industry could result in delays or reductions in purchases of our services.
●	Disruption in the capital markets, resulting in the inability of customers to access capital or in a higher discount rate to be used in our fair value analysis.

As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future.  Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

An increase of 100 basis points in the assumed weighted average cost of capital, a decrease in the assumed terminal value growth rate of 100 basis points, or a 10% decrease in the projected cash flows could cause the fair value of our clinical trial services reporting unit to be 2-5% below its carrying value. Goodwill for this reporting unit is $61.9 million as of December 31, 2011, or 18% of our total assets. During 2012, we will monitor this unit’s performance and determine whether a reassessment is necessary regarding potential impairment of goodwill.

The table below provides a sensitivity analysis related to the impact of changes in certain key assumptions, on a standalone basis, on the percentage variance between fair value and carrying value for each of the reporting units:

		Sensitivity Analysis Fair Value Variance versus Carrying Value
	December 31, 2011 Fair value Variance versus Carrying Value	100 basis point increase in WACC	100 basis point decrease in Terminal Growth Rate	10% reduction in After-Tax Cash Flows
Nurse and allied staffing	11.1%	5.7%	8.4%	5.8%
Physician staffing	7.1%	2.2%	4.7%	1.7%
Clinical trial services	1.0%	(4.8)%	(2.0)%	(4.3)%
Education and training	161.1%	146.9%	154.6%	147.2%
Retained search	35.0%	30.7%	33.6%	28.6%

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

In the fourth quarter of 2011, in conjunction with our annual testing of other indefinite-lived intangible assets not subject to amortization, no impairments were identified.  The estimated fair value of our other indefinite-lived intangible assets are highly sensitive to changes in projections and assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of the other indefinite-lived intangible assets are greater than their carrying value.  An increase in the assumed weighted average cost of capital of 100 basis points could cause the fair value of our physician staffing trademark to be 10% below its carrying value, or a reduction of $3.3 million.  As of December 31, 2011, other indefinite-lived intangible assets not subject to amortization on our consolidated balance sheets totaled $52.1 million.

In the fourth quarter of 2010, in conjunction with our annual testing of indefinite-lived intangible assets not subject to amortization, we recorded a pre-tax non-cash impairment charge of approximately $10.8 million of which $10.0 million related to the physician staffing segment and $0.7 million related to the nurse and allied staffing segment. The assessment was impacted by a then recent reduction in locum tenens usage and the overall physician staffing needs of our customers. Based on the impact those trends had on the long term revenue forecast, our calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademark may not have been fully recoverable.

In the fourth quarter of 2009, we streamlined our non-staffing operations within the clinical trial services segment to gain efficiencies, including a change in our marketing strategy for the business. Based on these circumstances, and in conjunction with our annual testing of indefinite-lived intangible assets, we recorded a pre-tax non-cash impairment charge which represented the entire carrying value of a trademark and database of approximately $1.7 million. These charges are included in impairment charges on the consolidated statement of operations for the year ended December 31, 2010 and 2009.

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2011, we had total goodwill and intangible assets not subject to amortization of $195.4 million.

2)
We maintain accruals for our health, workers’ compensation and professional liability insurance policies that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2011 and 2010, we had $1.6 million and $1.2 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2011, we had $3.0 million accrued for incurred but not reported workers’ compensation claims and retentions a decrease of $0.7 million over the amount accrued at December 31, 2010. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2011, and 2010, we had $9.2 million and $10.5 million accrued, respectively, for incurred but not reported professional liability claims and retentions. The accrual for professional liability is based on an actuarial model which is prepared or reviewed by an independent actuary.

3)
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectibility as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2011, our allowance for doubtful accounts was $2.2 million.

4)
We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our healthcare facility clients relating to these matters. Material pending legal proceedings brought against us, if any, other than ordinary routine litigation incidental to the business are described in Legal Proceedings.

5)
We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2011, we have deferred tax assets related to certain federal, state and foreign net operating loss carryforwards of $13.3 million for which we have recorded a valuation allowance of $3.0 million. The state carryforwards will expire between 2012 and 2031. The federal carryforwards expire between 2030 and 2031.  The majority of the foreign  carryforwards are in a jurisdiction with no expiration. In addition, the tax effect resulting from our goodwill impairment charge recorded in the year ended December 31, 2008, caused the net deferred tax liability position to change to a net deferred tax asset position at that time. We have determined that it is more likely than not that the net deferred tax asset related to the goodwill impairment charge of $84.0 million will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.6 million has been recorded.

In considering whether or not a valuation allowance is appropriate we consider several sources of taxable income, including, but not limited to the following items:

●	The reversal of taxable temporary differences to offset deductible temporary differences in the future.

●	Carryback potential to support the utilization of the deferred tax asset.

●	Projections of future taxable income exclusive of reversing temporary differences and carryforwards.

In our determination at December 31, 2011, we relied partially on projections of future taxable income, exclusive of reversing temporary differences, to reach our conclusion that no valuation allowance is necessary on the net deferred tax asset, except as otherwise discussed. However, if the levels of future taxable income we have projected are not achieved, there is a risk that the Company could not recover this entire net deferred tax asset. We will continue, in the future, to evaluate whether or not the net deferred tax assets will be fully realized prior to expiration.

In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of other current liabilities, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2011, total unrecognized tax benefits recorded was $4.5 million. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. We are regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

6)
Our sales and other non-income tax filings are subject to routine audits by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. As a result of a state administrative ruling, we determined that additional sales and non-income taxes were probable of being assessed for certain states. The total amount accrued is based on our best estimate of our probable liability and is based on current available information and interpretation of relevant tax regulations.

In the fourth quarter of 2011, we estimated an incremental sales and non-income tax liability, included in selling, general and administrative expenses, of approximately $0.7 million pretax. Approximately $0.5 million of the estimated liability relates to 2008-2010 tax years. Given the nature of the Company’s business, significant subjectivity exists as to both whether sales and other non-income tax can be assessed on the activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised.

Recent Accounting Pronouncements

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, in December 2011, the FASB issued Update No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (ASU 2011-12), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. ASU 2011-12 defers the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods. We early adopted ASU 2011-05 for our consolidated financial statements in 2011. We expect to adopt ASU 2011-12 in the first quarter of 2012 and, if applicable, will include any reclassification adjustments in our consolidated statements of comprehensive income (loss) at that time.

In September 2011, the FASB issued Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. We expect to adopt this standard for our consolidated financial statements in the first quarter of 2012.

In May 2011, the FASB issued Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs, (ASU 2011-04), which is effective during interim and annual periods beginning after December 15, 2011. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence. We are currently evaluating the impact of this standard on its disclosures. We expect to adopt this standard for our consolidated financial statements beginning in the first quarter of 2012.

Seasonality

The number of healthcare professionals on assignment with us is subject to moderate seasonal fluctuations which may impact our quarterly revenue and earnings. Hospital patient census and staffing needs of our hospital and healthcare facilities fluctuate which impact our number of orders for a particular period. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. Likewise, the number of nurse and allied professionals on assignment may fluctuate due to the seasonal preferences for destinations of our temporary nurse and allied professionals. In addition, we expect our physician staffing business to experience higher demand in the summer months as physicians take vacations. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. In addition, typically, our first quarter results are negatively impacted by the reset of payroll taxes.

Inflation

During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. Our direct costs are affected by fluctuations in housing costs and healthcare and workers’ compensation insurance.  During 2011, our direct costs increased as a result of rising housing costs. Depending on the demand environment, we may be able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments for healthcare reimbursements by federal and state governments as well as private insurers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our revolving loan and term loans under our Credit Agreement, which bears interest based on floating rates. Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. See Management’s Discussion and Analysis above for further discussion about our Credit Agreement and related interest rate swaps. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million in the year ended December 31, 2011.  Excluding the impact of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million in 2010 and $0.9 million in 2009. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating less than $0.1 million in 2010 and $0.2 million in the year ended December 31, 2009.

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated less than 1% of our consolidated revenue during the years ending December 31, 2011, 2010 and 2009, and were primarily from the United Kingdom. In addition, approximately 2% of selling, general and administrative expenses are related to certain software development and information technology support provided by our employees in Pune, India. We have not entered into any foreign currency hedges.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2011 was effective. An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cross Country Healthcare, Inc.

We have audited Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Cross Country Healthcare, Inc. and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 12, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2011, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,654,647	$10.88	1,343,678
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	1,654,647	$10.88	1,343,678

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 Notes to Consolidated Financial Statements

	(2)	Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009

	(3)	Exhibits
See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ Joseph A. Boshart
Name: Joseph A. Boshart Title: Chief Executive Officer and President Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Joseph A. Boshart	President, Chief Executive Officer,	March 12, 2012
Joseph A. Boshart	Director (Principal Executive Officer)

/s/ Emil Hensel	Chief Financial Officer and Director	March 12, 2012
Emil Hensel	(Principal Financial Officer)

/s/ Elizabeth Gulacsy	Principal Accounting Officer	March 12, 2012
Elizabeth Gulacsy

/s/ Thomas C. Dircks	Director	March 12, 2012
Thomas C. Dircks

/s/ W. Larry Cash	Director	March 12, 2012
W. Larry Cash

/s/ Richard M. Mastaler	Director	March 12, 2012
Richard M. Mastaler

/s/ Gale Fitzgerald	Director	March 12, 2012
Gale Fitzgerald

/s/ Joseph Trunfio	Director	March 12, 2012
Joseph Trunfio

EXHIBIT INDEX

No.	Description
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

10.75	First Amendment to Lease Agreement, dated April 22, 2011, between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007(33)
10.76
Second Amendment to Credit Agreement, dated as of July 21, 2011, by an among Cross Country Healthcare, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (33)

14.1	Code of Ethics (8)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer
*31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer
**101.INS XBRL Instance Document
**101.SCH XBRL Taxonomy Extension Schema Document
**101.DEF XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB XBRL Taxonomy Extension Label Linkbase Document
**101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
———————
* Filed herewith ** Furnished herewith

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-64914, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-83450, and incorporated by reference herein.
(3)	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q during the year ended December 31, 2002, and incorporated by reference herein.
(4)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
(5)	Previously filed as an exhibit in the Company’s Form 8-K dated June 6, 2003, and incorporated by reference herein.
(6)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.
(7)	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.
(8)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.
(9)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(10)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(11)	Previously filed as an exhibit in the Company’s Form 8-K dated July 18, 2006 and incorporated by reference herein.
(12)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(13)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
(14)	Management contract or compensatory plan or arrangement.
(15)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.
(16)	Previously filed as exhibit in the Company’s Form 8-K dated June 12, 2007 and incorporated by reference herein.
(17)	Previously filed as an exhibit in the Company’s Form 8-K dated June 15, 2007 and incorporated herein by reference.
(18)	Previously filed as exhibit in the Company’s Form 8-K dated July 13, 2007 and incorporated by reference herein.
(19)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein.
(20)	Previously filed as exhibit in the Company’s Form 8-K dated May 15, 2007 and incorporated by reference herein.
(21)	Previously filed as exhibit in the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.
(22)	Previously filed as an exhibit in the Company’s Form 8-K filed on July 25, 2008 and incorporated herein by reference.
(23)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(24)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(25)	Previously filed as an exhibit in the Company’s Form 8-K dated September 11, 2008 and incorporated by reference herein.
(26)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.
(27)	Previously filed as an exhibit in the Company’s Form 8-K dated November 25, 2008 and incorporated by reference herein.
(28)	Previously filed as an exhibit in the Company’s S-8 dated August 15, 2007 and incorporated by reference herein.

(29)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.
(30)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein.
(31)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.
(32)	Previously filed as an exhibit in the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.
(33)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 12, 2012

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,648,035	$10,956,664
Short-term cash investments	1,690,740	1,870,351
Accounts receivable, less allowance for doubtful accounts
of $2,180,125 in 2011 and $3,500,968 in 2010	71,802,263	64,395,140
Deferred tax assets	10,644,689	11,800,778
Income taxes receivable	1,878,923	6,562,714
Prepaid expenses	7,440,632	6,530,301
Other current assets	701,244	649,249
Total current assets	104,806,526	102,765,197
Property and equipment, net of accumulated depreciation and
amortization of $41,657,234 in 2011 and $43,412,061 in 2010	12,018,389	14,536,191
Trademarks, net	52,053,211	52,054,482
Goodwill, net	143,343,521	143,349,300
Other identifiable intangible assets, net	21,195,362	24,680,450
Debt issuance costs, net of accumulated amortization
of $3,317,299 in 2011 and $2,403,790 in 2010	1,198,611	2,112,120
Non-current deferred tax assets	––	2,483,645
Other long-term assets	1,294,167	1,676,117
Total assets	$335,909,787	$343,657,502

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,018,156	$7,943,515
Accrued compensation and benefits	16,332,147	14,641,161
Current portion of long-term debt	16,997,533	7,957,495
Other current liabilities	4,001,874	4,711,905
Total current liabilities	46,349,710	35,254,076
Long-term debt	25,047,986	45,555,501
Non-current deferred tax liabilities	58,111	––
Other long-term liabilities	15,153,683	16,839,049
Total liabilities	86,609,490	97,648,626
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.0001 par value; 100,000,000 shares
authorized; 30,812,023 and 31,102,682 shares issued and
outstanding at December 31, 2011 and 2010, respectively	3,081	3,110
Additional paid-in capital	243,170,554	243,004,522
Accumulated other comprehensive loss	(3,373,162)	(2,400,731)
Retained earnings	9,499,824	5,401,975
Total stockholders’ equity	249,300,297	246,008,876
Total liabilities and stockholders’ equity	$335,909,787	$343,657,502

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
Revenue from services	$503,986,224	$468,561,524	$578,237,482
Operating expenses:
Direct operating expenses	366,044,323	336,250,100	424,983,996
Selling, general and administrative expenses	116,538,077	108,983,689	120,689,867
Bad debt expense	578,805	293,795	––
Depreciation	6,790,677	8,043,548	8,773,088
Amortization	3,493,408	3,850,867	4,017,968
Impairment charges	––	10,764,000	1,725,926
Legal settlement charge	––	––	345,000
Total operating expenses	493,445,290	468,185,999	560,535,845

Income from operations	10,540,934	375,525	17,701,637

Other (income) expenses:
Foreign exchange (gain) loss	(247,155)	75,543	66,433
Interest expense	2,856,109	4,244,698	6,244,831
Other income, net	(298,366)	(173,116)	(264,311)
Income (loss) before income taxes	8,230,346	(3,771,600)	11,654,684
Income tax expense (benefit)	4,132,497	(996,737)	4,960,376
Net income (loss)	$4,097,849	$(2,774,863)	$6,694,308

Net income (loss) per common share—basic	$0.13	$(0.09)	$0.22

Net income (loss) per common share—diluted	$0.13	$(0.09)	$0.22

Weighted average common shares outstanding—basic	31,146,165	31,060,426	30,824,660

Weighted average common shares outstanding—diluted	31,192,016	31,060,426	30,999,446

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009

Net income (loss)	$4,097,849	$(2,774,863)	$6,694,308

Foreign currency translation adjustments	(939,000)	(109,885)	1,076,858
Net change in fair value of hedging transactions	––	1,197,247	1,185,197
Net change in fair value of marketable securities	(55,815)	(63,752)	81,967
Other comprehensive (loss) income, before tax	(994,815)	1,023,610	2,344,022

Taxes on net change in fair value of hedging transactions	––	(470,880)	(455,653)
Taxes on net change in fair value of marketable securities	22,384	25,436	(32,869)
Total taxes	22,384	(445,444)	(488,522)

Other comprehensive (loss) income, net of tax	(972,431)	578,166	1,855,500
Comprehensive income (loss)	$3,125,418	$(2,196,697)	$8,549,808

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Dollars	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2008	30,774,868	$3,077	$237,371,902	$(4,834,397)	$1,482,530	$234,023,112
Exercise of stock options	196,583	20	1,523,498	—	—	1,523,518
Repurchase of stock for tax withholdings	(9,246)	(1)	(80,644)	—	—	(80,645)
Vesting of restricted stock	47,199	5	(5)	—	—	—
Tax benefit of share-based compensation	—	—	92,194	—	—	92,194
Equity compensation	—	—	1,962,551	—	—	1,962,551
Foreign currency translation adjustment	—	—	—	1,076,858	—	1,076,858
Net change in fair value of hedging transactions	—	—	—	729,544	—	729,544
Net change in fair value of marketable securities	—	—	—	49,098	—	49,098
Net income	—	—	—	—	6,694,308	6,694,308
Balance at December 31, 2009	31,009,404	3,101	240,869,496	(2,978,897)	8,176,838	246,070,538
Repurchase of stock for tax withholdings	(27,727)	(3)	(226,291)	—	—	(226,294)
Vesting of restricted stock	121,005	12	(12)	—	—	—
Tax deficit of share-based compensation	—	—	(295,575)	—	—	(295,575)
Equity compensation	—	—	2,656,904	—	—	2,656,904
Foreign currency translation adjustment	—	—	—	(109,885)	—	(109,885)
Net change in fair value of hedging transactions	—	—	—	726,367	—	726,367
Net change in fair value of marketable securities	—	—	—	(38,316)	—	(38,316)
Net loss	—	—	—	—	(2,774,863)	(2,774,863)
Balance at December 31, 2010	31,102,682	3,110	243,004,522	(2,400,731)	5,401,975	246,008,876
Repurchase of stock for tax withholdings	(31,263)	(3)	(221,593)	—	—	(221,596)
Vesting of restricted stock	167,647	17	(17)	—	—	—
Tax deficit of share-based compensation	—	—	(272,828)	—	—	(272,828)
Equity compensation	—	—	2,895,012	—	—	2,895,012
Stock repurchase and retirement	(427,043)	(43)	(2,234,542)	—	—	(2,234,585)
Foreign currency translation adjustment	—	—	—	(939,000)	—	(939,000)
Net change in fair value of marketable securities	—	—	—	(33,431)	—	(33,431)
Net income	—	—	—	—	4,097,849	4,097,849
Balance at December 31, 2011	30,812,023	$3,081	$243,170,554	$(3,373,162)	$9,499,824	$249,300,297

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$4,097,849	$(2,774,863)	$6,694,308
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	578,805	293,795	––
Depreciation	6,790,677	8,043,548	8,773,088
Amortization	3,493,408	3,850,867	4,017,968
Impairment charges	––	10,764,000	1,725,926
Legal settlement charge	––	––	345,000
Deferred income tax expense	3,052,909	5,378,275	9,237,802
Amortization of debt issuance costs	913,509	867,363	1,139,331
Equity compensation	2,895,012	2,656,904	1,962,551
Other noncash charges	22,832	(180,246)	489,449
Changes in operating assets and liabilities:
Accounts receivable	(7,973,162)	5,456,796	47,737,783
Prepaid expenses and other assets	(790,166)	(2,237,222)	7,924,663
Income taxes	4,310,626	(795,266)	(5,384,665)
Accounts payable and accrued expenses	1,342,069	(287,573)	(11,289,283)
Other liabilities	(438,168)	485,195	(973,993)
Net cash provided by operating activities	18,296,200	31,521,573	72,399,928

Investing activities
Purchases of property and equipment, net	(3,998,129)	(2,391,101)	(2,452,769)
Acquisition of MDA Holdings, Inc.	––	(12,826,184)	(6,803,789)
Acquisition of AKOS Limited	––	––	(748,242)
Other investing activities	(197,907)	(981,324)	(1,708,018)
Net cash used in investing activities	(4,196,036)	(16,198,609)	(11,712,818)

Financing activities
Debt issuance costs	––	(1,480,098)	––
Exercise of stock options	––	––	1,523,518
Tax benefit of stock option exercises	––	––	92,194
Repurchase of stock for tax withholdings	(221,596)	(226,294)	(80,645)
Release of restricted cash	––	––	5,000,000
Stock repurchase and retirement	(2,234,585)	––	––
Repayment of debt and note payable	(14,280,039)	(13,484,923)	(90,826,797)
Proceeds from issuance of debt	2,500,000	4,000,000	20,075,000
Net cash used in financing activities	(14,236,220)	(11,191,315)	(64,216,730)
Effect of exchange rate changes on cash	(172,573)	(35,812)	217,606
Change in cash and cash equivalents	(308,629)	4,095,837	(3,312,014)
Cash and cash equivalents at beginning of year	10,956,664	6,860,827	10,172,841
Cash and cash equivalents at end of year	$10,648,035	$10,956,664	$6,860,827

Supplemental disclosure of noncash investing and financing activities
Equipment purchased through capital lease obligations	$312,562	$483,440	$122,496

Supplemental disclosure of cash flow information
Interest paid	$2,134,575	$3,520,664	$5,082,879
Income taxes paid	$1,559,424	$936,768	$2,146,070
Income tax refunds	$(4,792,495)	$(6,452,303)	$(1,523,590)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

2.           Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, accruals for health, workers’ compensation and professional liability policies, legal contingencies, income taxes and sales and other non-income tax liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents and Cash Investments

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. The Company invests its excess cash in highly rated overnight funds and other highly rated liquid accounts. The Company is exposed to credit risk associated with these investments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions and diversifying its counterparties. The Company does not currently anticipate non performance by any of its significant counterparties.

Short-term cash investments on the accompanying consolidated balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At December 31, 2011 and 2010, other long-term assets include approximately $820,000 and $908,000, respectively, of foreign investments in highly liquid time deposits with original maturities greater than one year.

Interest income on cash and cash equivalents and cash investments is included in other income, net on the Company’s consolidated statements of operations.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers and pharmaceutical and biotech companies and accounts receivable represent amounts due from them. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single customer accounted for more than 4% of the Company’s revenue during 2011, 2010 and 2009. An aggregate of approximately 13% and 17% of the Company’s outstanding accounts receivable as of December 31, 2011 and 2010, respectively, were due from five customers.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

2.           Summary of Significant Accounting Policies (continued)

Prepaid Rent and Deposits

The Company leases apartments for its field employees under short-term agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses on the accompanying consolidated statements of operations. As a condition of these agreements, the Company places security deposits on the leased apartments. Prepaid rent and deposits on field employees’ apartments related to these short-term agreements is included in prepaid expenses on the accompanying consolidated balance sheets.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which range from 5 to 15 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, these assets are reviewed for impairment annually with any related losses recognized in earnings.

The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis at December 31 of each year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. As of December 31, 2011 and 2010, the Company had five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trial services, 4) retained search and 5) education and training.

The Company estimates the fair value of its reporting units by considering market multiples, and recent transaction values of peer companies and projected discounted cash flows, along with its market capitalization, and an estimated premium to its market capitalization an investor would pay for a controlling interest.  If the reporting unit’s carrying value exceeds its fair value, the Company then determines the amount of the impairment charge, if any. The Company recognizes an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

2.           Summary of Significant Accounting Policies (continued)

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. In accordance with this Topic, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow as expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.  See Note 3 – Goodwill and Intangible Assets for further information.

Debt Issuance Costs

Deferred costs related to the issuance of the Company’s senior secured revolving credit facility (see Note 7 – Long-term Debt) in 2010 have been capitalized and are being amortized using the straight line method, over the five-year term of the related credit agreement.

Deferred costs related to the Company’s senior secured term loan facility have been capitalized and are being amortized using the effective interest method over the respective five-year term of the related debt.

Sales & Other State Non-income Tax Liabilities

The Company accrues sales and other state non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised.

Reserves for Claims

The Company provides workers’ compensation insurance coverage, professional liability coverage and health care benefits for its eligible employees and temporary healthcare professionals. The Company records its estimate of the ultimate cost of, and reserves for workers compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The health care insurance accrual is for estimated claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has a letter of credit structure to guarantee payments of claims. At December 31, 2011 and 2010, respectively, the Company had outstanding approximately $7,049,000 and $7,199,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

In October 2009, the Company purchased an occurrence-based professional liability policy that provides each working nurse and each allied healthcare professional (excluding MDA Holdings, Inc. and its subsidiaries) with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those individual limits are shared with the healthcare provider’s employer (e.g. Cross Country Travcorps or MedStaff, Inc., the Company’s wholly-owned subsidiaries) in the event of vicarious liability and/or negligent hiring allegations on a claim. This policy does not have a deductible. In addition, in October 2009, the Company purchased an excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of Cross Country Travcorps and $1,000,000 per occurrence and $3,000,000 in the aggregate for all working nurses of MedStaff, Inc. (Medstaff). Those limits are also shared with the corporations on applicable claims. MedStaff also secured insurance coverage having the same terms as the primary and excess coverage described above for acts occurring on or after October 25, 2002.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

2.           Summary of Significant Accounting Policies (continued)

Prior to October 2009, professional liability coverage was provided under various self-insured, claims-made and occurrence-based plans depending on the subsidiary and the applicable policy year. In October 2004, the Company secured individual occurrence-based professional liability insurance policies with no deductible for virtually all of its working nurses and allied professionals, except those employed through its MedStaff subsidiary. These occurrence-based individual policies replaced a $2,000,000 per-claim layer of self-insured exposure. The Company continued to provide primary coverage through a $2,000,000 self-insured retention for nurses and allied professionals who did not qualify for the individual occurrence-based coverage, as well as for the Company’s independent liabilities (such as negligent hiring) during these policy years. Effective October 1, 2008, the individual professional liability insurance policies were replaced with one policy that insured each individual nurse for $2,000,000 per occurrence and $4,000,000 in the aggregate, as well as the corporation which shared those limits. This policy had no deductible and did not cover healthcare professionals working through MedStaff or MDA Holdings, Inc. and its subsidiaries (collectively, MDA). Separately, prior to October 1, 2009, the Company’s MedStaff subsidiary had a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible per claim.

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, Certified Registered Nurse Anesthetists (CRNAs) and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company (the Captive) and a wholly-owned subsidiary of MDA Holdings, Inc. Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. The value of the letter of credit was secured by $5,000,000 of cash held by the Captive as restricted cash at December 31, 2008. During 2009, the cash was released from restriction and replaced by a letter of credit under the Company’s credit facility. As of December 31, 2011 and 2010, the amount of the letter of credit was approximately $5,533,000.

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

The Company records the current portion of its insurance liability in accrued compensation and benefits and the long-term portion of the liability in other long-term liabilities. See Note 6 – Accrued Compensation and Benefits for further information.

Revenue Recognition

The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable.

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. At December 31, 2011 and 2010, the amounts accrued are approximately $9,296,000 and $8,751,000, respectively.

The Company has entered into certain contracts with acute care facilities to provide comprehensive managed service provider (MSP) services. Under these contract arrangements, the Company uses its healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, the customer is invoiced for their services and, a subcontractor liability is recorded in accrued expenses, but only the resulting administrative fee is recognized as revenue. The subcontractor is paid after the Company has received payment from the acute care facility.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

2.           Summary of Significant Accounting Policies (continued)

Revenue on permanent placements is recognized when services provided are substantially completed.  Amounts collected in advance of the services being substantially complete are recorded as deferred revenue in other current liabilities on the consolidated balance sheets.  The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2011, 2010, and 2009, such losses, if any, were nominal.

Revenue from the Company’s education and training services is recognized as the independent contractor-led seminars are performed. Amounts collected in advance of the seminars are recorded as deferred revenue in other current liabilities on the consolidated balance sheet.

At December 31, 2011 and 2010, the Company had $1,521,000 and $1,903,000, respectively recorded as deferred revenue in other current liabilities.

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

The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and totaled approximately $2,895,000; $2,657,000 and $1,963,000, during the years ended December 31, 2011, 2010 and 2009, respectively. Related deferred tax benefits of approximately $1,126,000; $1,013,000 and $718,000, respectively, were recorded during the years ended December 31, 2011, 2010 and 2009. See Note 13 – Stockholders’ Equity for further information about the Company’s current share-based compensation programs.

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs are expensed as incurred and were approximately $3,180,000; $2,506,000 and $3,704,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized and expensed when the related event takes place.  At December 31, 2011 and 2010, approximately $1,401,000 and $1,347,000, respectively, of these costs are included in prepaid expenses on the consolidated balance sheets.

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
DECEMBER 31, 2011

2.           Summary of Significant Accounting Policies (continued)

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

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss (OCL) in the accompanying consolidated balance sheets and was approximately $3,351,000 and $2,412,000 at December 31, 2011 and 2010, respectively.

The net change in fair value of marketable securities is included in accumulated OCL in the accompanying consolidated balance sheets. The net change in fair value of marketable securities includes the reclassification of unrealized gains upon the sale of securities and gains or losses related to the change in fair value of the remaining marketable securities. In the year ended December 31, 2009, a portion of the marketable securities were sold for approximately $240,000 resulting in a gain of $192,937 included in other income on the consolidated statements of operations.

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. As of December 31, 2011 and 2010, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its marketable securities and deferred compensation liability. See Note 9 – Fair Value Measurements for relevant disclosures.

Interest Rate Swap Agreements

The Derivatives and Hedging Topic of the FASB ASC requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company has used derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The interest rate swap agreements were terminated effective October 9, 2010. See Note 8 - Interest Rate Swap Agreements for disclosures of interest rate swap agreements entered into in 2008, pursuant to the disclosure requirements of Derivatives and Hedging Topic of the FASB ASC.

Reclassifications

Certain 2010 and 2009 statements of operations and footnote amounts have been reclassified to conform to the 2011 presentation. Certain 2010 balance sheet amounts have been reclassified to conform to the 2011 presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, in December 2011, the FASB issued Update No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (ASU 2011-12), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. ASU 2011-12 defers the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 also defers the requirement to report reclassification adjustments in interim periods. The Company early adopted ASU 2011-05 in the fourth quarter of 2011. The Company expects to adopt ASU 2011-12 in the first quarter of 2012 and, if applicable, will include any reclassification adjustments in the consolidated statements of comprehensive income (loss) at that time.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

2.           Summary of Significant Accounting Policies (continued)

In September 2011, the FASB issued Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The Company will adopt this standard for its consolidated financial statements in the first quarter of 2012.

In May 2011, the FASB issued Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs, (ASU 2011-04), which is effective during interim and annual periods beginning after December 15, 2011. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence. The Company is currently evaluating the impact of this standard on its disclosures. The Company will adopt this standard for its consolidated financial statements beginning in the first quarter of 2012.

3.           Goodwill and Other Identifiable Intangible Assets

As of December 31, 2011 and 2010, the Company had the following acquired intangible assets:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject
to amortization:
Databases	$14,186,296	$13,300,046	$886,250	$14,186,567	$13,017,766	$1,168,801
Customer relationships	34,937,322	14,933,877	20,003,445	34,938,983	12,017,001	22,921,982
Non-compete agreements	4,153,000	3,847,333	305,667	4,153,000	3,563,333	589,667
Trademark	340,000	340,000	––	340,000	340,000	––
	$53,616,618	$32,421,256	$21,195,362	$53,618,550	$28,938,100	$24,680,450
Intangible assets not
subject to amortization:
Goodwill	$145,236,365	$1,892,844	$143,343,521	$145,242,144	$1,892,844	$143,349,300
Trademarks	53,454,380	1,401,169	52,053,211	53,455,651	1,401,169	52,054,482
	$198,690,745	$3,294,013	$195,396,732	$198,697,795	$3,294,013	$195,403,782

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

3.           Goodwill and Other Identifiable Intangible Assets (continued)

Estimated annual amortization expense is as follows:

Year Ending December 31:
2012	$3,235,491
2013	3,083,050
2014	2,837,220
2015	2,682,275
2016	2,480,288
Thereafter	6,877,038
$21,195,362

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Segment	Physician Staffing Segment	Clinical Trial Services Segment	Other Human Capital Management Services Segment	Total
Balances as of December 31, 2010:
Aggregate goodwill acquired	$259,732,408	$43,405,046	$61,904,784	$19,307,062	$384,349,300
Accumulated impairment loss (a)	(241,000,000)	––	––	––	(241,000,000)
Goodwill, net of impairment loss	18,732,408	43,405,046	61,904,784	19,307,062	143,349,300
Additions to aggregate goodwill in 2011:
Currency translation adjustment for AKOS	––	––	(5,779)	––	(5,779)
Balances as of December 31, 2011:
Aggregate goodwill acquired	259,732,408	43,405,046	61,899,005	19,307,062	384,343,521
Accumulated impairment loss (a)	(241,000,000)	––	––	––	(241,000,000)
Goodwill, net of impairment loss	$18,732,408	$43,405,046	$61,899,005	$19,307,062	$143,343,521

(a)
A non-cash pretax charge of approximately $241,000,000 was recorded to reduce the carrying value of goodwill to its estimated fair value in the fourth quarter of 2008. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (see Note 1 – Organization and Basis of Presentation), and subsequent nurse staffing acquisitions made through 2003.

Goodwill

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company conducts impairment testing based on current business strategy in light of present industry and economic conditions, as well as future expectations. Pursuant to the annual testing of goodwill, in the fourth quarters of 2011, 2010 and 2009 the Company evaluated five reporting units: 1) nurse and allied staffing, 2) physician staffing, 3) clinical trial services, 4) retained search and 5) education and training. Upon completion of the first step in the annual impairment assessment as of December 31, 2011 and 2010, the Company determined that no impairment was indicated.

For the December 31, 2011 impairment test, the Company estimated the fair value of each of the reporting units based on a weighting of both the income approach and the market approach (blended fair value).

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed within the Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted revenue, margins, operating cash flows, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, ranging from 11.0% to 18.7%.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

3.           Goodwill and Other Identifiable Intangible Assets (continued)

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. The Company utilized total enterprise value/revenue multiples ranging from 0.3 to 0.9 and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 8.1 to 10.4. The reporting unit’s market value was determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for its nurse and allied staffing, physician staffing and clinical trial services reporting units; a 100% weighting to the EBITDA multiples for the education and training reporting unit and 100% weighting to revenue multiples for its retained search reporting unit.

Upon completion of the fourth quarter 2011 assessment, the Company determined that the estimated fair value of all of the Company’s reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 11%, physician staffing – 7%, clinical trial services – 1%, retained search – 35% and education and training – 161%. The Company’s reporting units continue to generate cash flows from their operations, and the Company expects that they will continue to do so in fiscal 2012 and beyond.

The total fair value of the reporting units was reconciled to the Company's December 31, 2011 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s share price. The Company’s market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. In performing the reconciliation of the Company’s market capitalization to fair value, the Company considered both quantitative and qualitative factors which supported the implied control premium. The Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between its market price at December 31, 2011 and its book value.

Other Intangible Assets

At December 31, 2011, in conjunction with the annual testing of indefinite-lived intangible assets, no impairments of indefinite-lived intangible assets were identified.

During the fourth quarter of 2010, the Company conducted an assessment of the trademarks related to its MDA Holdings, Inc. acquisition. Impairment charges of $10,764,000 in the year ended December 31, 2010 resulted from the impact lower locum tenens usage had on its long term revenue forecast. Thus, the calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademarks acquired with the MDA acquisition in September 2008 may not be fully recoverable.  In order to determine the fair value of its trademarks, the Company discounted to present value the implied after-tax royalty savings based on a long-term forecast of revenue associated with the respective trademarks. Based on the calculation of fair value, the Company recorded a pre-tax non-cash impairment charge, of which $10,037,000 related to the physician staffing segment and $727,000 related to the nurse and allied staffing segment. This charge is included in   impairment charges on the consolidated statement of operations for the year ended December 31, 2010. At December 31, 2010, the Company believes no other impairment of long-lived assets or intangible assets existed.

During the fourth quarter of 2009, the Company streamlined the non-staffing operations within the clinical trial services segment to gain efficiencies, including a change in the Company’s marketing strategy for the business. Based on these circumstances, and in conjunction with the annual testing of indefinite-lived intangible assets, the Company recorded a pre-tax non-cash impairment charge which represented the entire carrying value of a trademark and database of approximately $1,726,000. This charge is included in impairment charges on the consolidated statement of operations for the year ended December 31, 2009.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

4.           Acquisitions

MDA Holdings, Inc.

In September 2008, the Company completed the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Part of the cash paid at closing was held in escrow to cover any post-closing liabilities (Indemnification Escrow).

During the year ended December 31, 2010, approximately $3,541,000 was released to the seller from the Indemnification Escrow account leaving a balance of approximately $3,566,000 at December 31, 2011 and 2010. The transaction also included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2009, the Company paid approximately $6,748,000 related to the 2008 performance. In the second quarter of 2010, the Company paid approximately $12,826,000 related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC.

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

5.           Property and Equipment

At December 31, 2011 and 2010, property and equipment consist of the following:

		December 31,
	Useful Lives	2011	2010
Computer equipment	3-5 years	$12,268,989	$13,134,494
Computer software	3-5 years	32,448,577	34,749,154
Office equipment	5-7 years	3,469,914	3,881,739
Furniture and fixtures	5-7 years	2,171,217	3,061,019
Leasehold improvements	(a)	3,316,926	3,121,846
		53,675,623	57,948,252
Less accumulated depreciation and amortization		(41,657,234)	(43,412,061)
		$12,018,389	$14,536,191

(a)	See Note 2 – Summary of Significant Accounting Policies.

The Company wrote off approximately $7,412,000 and $6,078,000 of fully depreciated property and equipment during the years ended December 31, 2011 and 2010, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

6.           Accrued Compensation and Benefits

At December 31, 2011 and 2010, accrued compensation and benefits consist of the following:

	December 31,
	2011	2010
Salaries and payroll taxes	$6,680,258	$5,640,686
Bonuses	2,795,293	1,728,867
Accrual for workers’ compensation claims	1,261,167	1,821,980
Accrual for health care benefits	1,586,260	1,182,528
Accrual for professional liability insurance	2,459,040	2,627,422
Accrual for vacation	1,550,129	1,639,678
	$16,332,147	$14,641,161

The long-term portion of workers’ compensation and professional liability amounts are included in other long-term liabilities as follows:

	December 31,
	2011	2010
Other long-term liabilities:
Unrecognized tax benefits	$4,053,774	$4,124,242
Accrual for workers’ compensation claims	1,712,833	1,904,178
Accrual for professional liability insurance	6,760,595	7,825,683
Deferred compensation	1,322,114	1,480,127
Deferred rent	1,277,920	1,478,372
Other long-term liabilities	26,447	26,447
	$15,153,683	$16,839,049

7.           Long-term Debt

At December 31, 2011 and 2010, long-term debt consists of the following:

	December 31,
	2011	2010
Term loan, interest at 2.28% and 2.29% at December 31,
2011 and 2010, respectively	$41,451,056	$53,039,340
Capital lease obligations	594,463	473,656
	42,045,519	53,512,996
Less current portion	(16,997,533)	(7,957,495)
	$25,047,986	$45,555,501

The Company has a senior secured credit agreement which includes a term loan, a revolving loan facility and Swingline Loans (as defined in the Credit Agreement). On May 28, 2010, the Company entered into a first amendment to its Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as Administrative Agent. The Credit Agreement amendment, among other things, extended the maturity date of the revolving credit facility from November 2010 to September 2013 to be coterminous with its term loan facility, and reduced its existing revolving credit facility to $50,000,000 from $75,000,000, and its sublimit for letters of credit to $20,000,000 from $35,000,000. Its sublimit for the issuance of Swingline Loans remained at $10,000,000. The Company paid $1,480,000 of financing fees related to this amendment that have been capitalized as debt issuance costs which are being amortized on a straight-line basis over the remaining term of the Credit Agreement.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

7.           Long-term Debt (continued)

The revolving loan facility and term loan bear interest at a rate of, at the Company’s option, either: (i) London Interbank Offered Rate (“LIBOR”) plus a leverage-based margin or (ii) Base Rate (as defined in the Credit Agreement) plus a leverage-based margin. As of December 31, 2011, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The interest rate spreads on its term loan as of December 31, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2011 was 0.625%.

The revolving loan facility is being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of December 31, 2011, the Company did not have any borrowings outstanding under its revolving credit facility, but had $12,581,838 of standby letters of credit outstanding under this facility, leaving $37,418,162 available for borrowing. The letters of credit relate to the Company’s workers’ compensation and professional liability policies as previously disclosed in the Reserves for Claims section in Note 2 – Summary of Significant Accounting Policies.

As of December 31, 2011, the Company was in compliance with the financial covenants and other covenants contained in the agreement. Specifically, the table below summarizes what the Company believes are the key financial covenants, as defined by the Credit Agreement, and its corresponding actual performance as of December 31, 2011.

	Requirement	Actual
Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.73 to 1.00
Minimum Fixed Charge Coverage Ratio (b)	1.50 to 1.00	2.37 to 1.00
Maximum Capital Expenditures for 2011 (c)	$6.6 million	$4.0 million

(a)	The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.

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

The terms of the Credit Agreement include customary covenants and events of default for similarly leveraged deals. The Credit Agreement includes a mandatory prepayment provision, which requires the Company to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of debt or equity. In addition, when its Consolidated Total Leverage Ratio, as defined by the Credit Agreement, as of the end of a fiscal year is greater than or equal to 1.50 to 1.00, the Company is required to make principal prepayments of at least 50% of Excess Cash Flow, as defined by the agreement. No additional principal prepayments are expected relating to Excess Cash Flow for 2011.

Effective with the May 2010 amendment, the limitation on the Company’s ability to repurchase its common stock and declare and pay cash dividends on its common stock was adjusted. The Credit Agreement, as amended, provides for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25,000,000 and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that the Company’s Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40,000,000 in cash or available cash under its revolving loan facility. However, if the Company’s Debt/EBITDA ratio, after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2,500,000. Under these limitations, during the year ended December 31, 2011, the Company repurchased a total of 427,043 shares for approximately $2,235,000.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

7.           Long-term Debt (continued)

At December 31, 2011, the Company had 1,014,096 shares of common stock left remaining to repurchase under current Board authorization, subject to the limitations.

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

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2011, the aggregate scheduled maturities of debt are as follows:

Through Year Ending December 31:	Term debt	Capital leases
2012	$16,794,824	$202,709
2013	24,656,232	226,765
2014	––	71,758
2015	––	65,409
2016	––	27,822
Total	$41,451,056	$594,463

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

The Company formally documented the hedging relationships and accounted for these derivatives as cash flow hedges eligible for hedge accounting. Gains or losses resulting from changes in the fair value of these agreements were recorded in accumulated OCL, net of tax, until the hedged item was recognized in earnings. The Company formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in the hedging transactions were highly effective in offsetting changes in fair values or cash flows of the hedged items. Changes in the fair value of derivatives deemed to be eligible for hedge accounting were reported in accumulated other comprehensive loss on the consolidated balance sheets. See Note 2 – Comprehensive Income (Loss) for further information. Any ineffectiveness was recorded directly to interest expense.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

8.           Interest Rate Swap Agreements (continued)

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $22,500,000 of term loan borrowings causing its $20,000,000 notional amount interest rate swap to become ineffective. Subsequent prepayments were made of $5,000,000 in the fourth quarter of 2009 and $4,000,000 in the first quarter of 2010. The Company estimated the ineffectiveness as of December 31, 2009 to be an unrealized loss of approximately $229,800 (approximately $139,000 after taxes). The estimated unrealized loss recorded to interest expense was reversed during the year ended December 31, 2010 as the interest rate swap payments were settled.

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

Interest rate swap payments were included in net cash provided by operating activities in the Company’s consolidated statements of cash flows.

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

Fair Value of Financial Instruments:

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term cash investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

The carrying amounts of the revolving loan facility and term loan approximate fair value as the interest rates are tied to a quoted variable index.

Items Measured at Fair Value on a Recurring Basis:

As of December 31, 2011 and 2010, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities, its short-term cash investments, as well as its marketable securities and long-term cash investments included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability. The Company utilizes Level 2 inputs to value its short and long-term cash investments. The Company did not hold any Level 3 assets or liabilities that are measured on a recurring basis at December 31, 2011 or 2010. The Company’s marketable securities, short and long-term investments are measured using quoted prices in active markets. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

9.           Fair Value Measurements (continued)

The table below summarizes the estimated fair values, which approximate their carrying value, of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements as of December 31, 2011			Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$3,383	$3,383	$—	$59,198	$59,198	$—
Short-term cash investments	$1,690,740	$—	$1,690,740	$1,870,351	$—	$1,870,351
Long-term cash investments	$819,571	$—	$819,571	$907,515	$—	$907,515

Financial Liabilities:
Deferred compensation	$1,322,114	$1,322,114	$—	$1,480,128	$1,480,128	$—

Items Measured at Fair Value on a Nonrecurring Basis:

The Company’s goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) described in Note 3 – Goodwill and Other Identifiable Intangible Assets and Note 2 – Summary of Significant Accounting Policies. Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a noncash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

From July 1, 2009 until December 31, 2010, due to the Company’s cost-saving efforts, matching contributions for the program were temporarily suspended. Effective January 1, 2011, the Company reinstated matching contributions for the program. Due to accumulated forfeiture credits on account, the matching contributions, net of forfeitures, for the year ended December 31, 2011, were not material. There were no matching contributions for the year ended December 31, 2010 and the contributions by the Company, net of forfeitures, approximated $1,142,000 for the year ended December 31, 2009. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

Certain MedStaff employees are covered under a separate benefit plan. The plan allows eligible employees to defer a portion of their annual compensation pursuant to Section 401(k) of the Internal Revenue Code. The plan is a voluntary defined contribution 401(k) profit-sharing plan covering substantially all eligible employees as defined in the plan

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

10.           Employee Benefit Plans (continued)

documents. Eligible employees who elect to participate in the plan are generally fully vested in any matching contribution after six years of service with the Company. Contributions by the Company, net of forfeitures, under this plan amounted to an immaterial amount for the years ended December 31, 2011, 2010 and 2009.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and approximated $1,322,000 and $1,480,000 at December 31, 2011 and 2010, respectively.

11.           Commitments and Contingencies

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments, as of December 31, 2011, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:
2012	$6,125,682
2013	5,852,673
2014	3,620,519
2015	3,094,881
2016	3,066,245
Thereafter	2,580,470
$24,340,470

Total operating lease expense included in selling, general and administrative expenses was approximately $7,411,000, $7,858,000 and $8,798,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Sales & Other State Non-income Tax Liabilities

The Company’s sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. During 2011, a state administrative ruling related to certain service tax matters was released which indicates that services performed in that particular state are subject to a tax not previously paid by the Company. As a result, the Company conducted an initial review of certain other states to determine if any additional exposures may exist and determined that it was probable that some of its   previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and has estimated a liability related to these matters. Based on its best estimate of probable settlement, the Company accrued a pretax liability related to the non-income tax matters of approximately $668,000 in the year ended December 31, 2011, of which approximately $507,000 related to the 2008-2010 tax years. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected in other current liabilities as of December 31, 2011, on its consolidated balance sheets.

Contingencies:

Maureen Petray and Carina Higareda v. MedStaff, Inc

On February 18, 2005, the Company’s MedStaff subsidiary became the subject of a purported class action lawsuit (Maureen Petray and Carina Higareda v. MedStaff, Inc.) filed in the Superior Court of California in Riverside County. The lawsuit related to only MedStaff corporate employees working in California. The lawsuit alleged, among other things, violations of certain sections of the California Labor Code, the California Business and Professions Code, and recovery of unpaid wages and penalties. In December 2009, the Company reached an agreement in principle to settle this matter. As a result, the Company accrued a pre-tax charge of $345,000 related to this lawsuit, which was paid in 2011.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

11.           Commitments and Contingencies (continued)

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

12.           Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009

United States	$7,081,778	$(3,766,004)	$9,259,193
Foreign	1,148,568	(5,596)	2,395,491
	$8,230,346	$(3,771,600)	$11,654,684

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$(29,902)	$(5,636,383)	$(3,726,369)
State	426,833	(747,265)	(607,057)
Foreign	682,657	8,636	56,000
	1,079,588	(6,375,012)	(4,277,426)
Deferred
Federal	2,339,000	4,963,013	8,590,067
State	981,168	710,656	647,735
Foreign	(267,259)	(295,394)	—
Total deferred	3,052,909	5,378,275	9,237,802
	$4,132,497	$(996,737)	$4,960,376

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

12.           Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Current deferred tax assets (liabilities):
Accrued other and prepaid expenses	$2,167,441	$2,578,012
Accrued professional liability	(21,534)	34,315
Allowance for doubtful accounts	527,169	785,555
Share-based compensation	2,120,225	2,393,091
Impairment charges	5,599,499	5,541,052
Other	665,129	880,395
Gross deferred tax assets	11,057,929	12,212,420
Valuation allowance	(413,240)	(411,642)
Deferred tax assets	10,644,689	11,800,778

Non-current deferred tax (liabilities) and assets:
Amortization	(84,925,321)	(73,387,528)
Depreciation	(1,570,788)	(2,801,240)
Identifiable intangibles	(2,956,897)	(3,021,848)
Impairment charges	78,388,111	77,569,919
Net operating loss carryforwards	13,315,803	5,840,601
Accrued workers’ compensation	603,668	679,142
Other	352,256	504,788
Gross deferred tax assets	3,206,832	5,383,834
Valuation allowance	(3,264,943)	(2,900,189)
Deferred tax (liabilities) assets	(58,111)	2,483,645
Net deferred taxes	$10,586,578	$14,284,423

The Income Taxes Topic of the FASB ASC requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, respectively, the Company had approximately $30,724,000 and $10,094,000 of federal, state and foreign net operating loss carryforwards. The federal carryforwards expire between 2030 and 2031. The state carryforwards expire between 2012 and 2031. The majority of the foreign carryforwards are in a jurisdiction with no expiration. A valuation allowance for the net operating losses has been recorded at December 31, 2011 and 2010, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. As of December 31, 2011, the Company has deferred tax assets of $83,987,610 related to the impairment of goodwill and other intangible assets. The Company believes the combined deferred tax assets arising from the consolidated federal tax return filings are more likely than not realizable as a result of the future reversal of existing temporary differences and future income projections with the exception of a valuation allowance based upon the uncertainty of the realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

12.           Income Taxes (continued)

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at U.S. statutory rate	$2,880,621	$(1,320,060)	$3,477,119
State taxes, net of federal benefit	137,171	(441,440)	23,677
Non-deductible meals and entertainment	329,520	348,476	(616,613)
Foreign tax expense	(42,680)	(376,924)	56,000
Valuation allowances	367,068	332,496	342,727
Uncertain tax positions	174,045	749,747	1,811,485
Deferred tax rate differential	(107,057)	119,289	—
Deferred tax write-offs (a)	301,765	—	—
Tax true ups and other	92,044	(408,321)	(134,019)
Total income tax expense (benefit)	$4,132,497	$(996,737)	$4,960,376

(a)
During the fourth quarter of 2011, the Company recorded deferred tax expense related to an overstatement of deferred tax assets for share based payments of approximately $302,000 related to prior periods.

The tax years of 2004, 2005, and 2008 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

As of December 31, 2011, pursuant to the subtopic of Other Considerations or Special Areas of the Income Taxes Topic in the FASB ASC, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries (located in the United Kingdom and India that have tax rates of approximately 27% and 34%, respectively) that will be permanently reinvested outside of the United States. The Company intends to reinvest its foreign earnings indefinitely. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The Company’s estimated undistributed foreign earnings as of December 31, 2011 were approximately $7,638,000, which, if distributed, would have resulted in a deferred tax liability of approximately $639,000.

The Company’s Indian subsidiary, Cross Country Infotech Private, Ltd is located in a software technology park and was entitled to 100% tax holiday until March 2011. The effect of the income tax holiday was a reduction to the income tax provision in 2011, 2010, and 2009 of approximately $178,000, $502,000, and $642,000, respectively.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

12.           Income Taxes (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is approximately as follows:

	2011	2010
Balance at January 1	$5,092,000	$4,443,000
Additions based on tax positions related to the current year	1,034,000	868,000
Reductions based on settlements of tax positions related to the prior year	(799,000)	(154,000)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(830,000)	(65,000)
Other	3,000	—
Balance at December 31	$4,500,000	$5,092,000

As of December 31, 2011 and 2010, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized of approximately $4,030,000 and $4,375,000, respectively. During 2011, the Company had gross increases of $1,034,000 to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $1,626,000 to its unrecognized tax benefits related to prior year uncertain positions and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2011, 2010 and 2009, the Company recognized interest and penalties of $27,000, $33,000, and $114,000, respectively. The Company had accrued approximately $711,000 and $748,000 for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

13.           Stockholders’ Equity

Stock Repurchase Programs

In February 2008, the Company’s Board of Directors authorized its most recent stock repurchase program whereby the Company may purchase up to 1,500,000 shares of its common stock, subject to terms of the Company’s Credit Agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at the Company’s discretion.

During the year ended December 31, 2011, the Company repurchased, under this program, a total of 427,043 shares at an average price of $5.23. The cost of such purchases was approximately $2,235,000. All of the common stock was retired. During years ended December 31, 2010 and 2009, the Company did not repurchase shares.

At December 31, 2011, the Company had 1,014,096 shares of common stock left remaining to repurchase under its February 2008 authorization, subject to the limitations of the Company’s Credit Agreement. See Note 7- Long-term Debt for further information.

Subsequent to December 31, 2011, the Company repurchased and retired an additional 49,553 shares at an average price of $5.25. The cost of such repurchases was approximately $260,000.

Stock Options

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Plan (2007 Plan) was approved by its stockholders at its Annual Meeting of Stockholders, held in May of 2007, and was amended at its Annual Meeting held in May of 2010. Key modifications in the amendment were to increase the aggregate share reserve and increase the share sub-limit for Awards that are not Appreciation Awards (as defined by the Plan). Other clarifying amendments to reflect recent developments in equity compensation practices and applicable law were also included.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

13.           Stockholders’ Equity (continued)

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

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors (the Committee), has the discretion to determine the terms of the awards at the time of the grant. Provided, however, that, in the case of stock options and stock appreciation rights (share options): 1) the exercise price per share of the award is not less than 100% (or, in the case of 10% or more stockholders, the exercise price of the incentive stock options (ISOs) granted may not be less than 110%) of the fair market value of the common stock at the time of the grant; and 2) the term of the award will be no more than 10 years after the date the option is granted (or, shall not exceed five years, in the case of a 10% or more stockholder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

The following awards were granted under the 2007 Plan to the Company’s non-employee Directors and management team:

	Year Ended December 31,
	2011	2010	2009
Stock appreciation rights	261,500	254,000	569,000
Restricted stock	216,538	205,647	304,133

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

The following table summarizes the Company’s activities with respect to its share option plans for the year ended 2011:

	Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Share options outstanding at beginning of year	1,694,469	$8.09-$37.13	$12.43
Granted	261,500	$7.44	$7.44
Exercised	—	—	$—
Forfeited/expired	(301,322)	$7.44-$37.13	$16.62
Share options outstanding at end of year	1,654,647	$7.44-$26.15	$10.88	4.68	—
Share options exercisable at end of year	931,549	$8.09-$26.15	$12.94	3.36	—
Share options unvested at end of year	723,098	$7.44-$13.02	$8.23	6.38	—

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

13.           Stockholders’ Equity (continued)

As of December 31, 2011, the Company had 1,654,647 share options outstanding of which 1,529,917 were vested or expected to vest at a weighted average exercise price of $11.09, no intrinsic value and a weighted average contractual life of 4.56 years. As of December 31, 2011, the Company had approximately $1,453,000 pretax of total unrecognized compensation cost related to share options which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.3 years.

The following table represents information about stock options and stock appreciation rights granted and exercised in each year. During the years ended December 31, 2011, 2010 and 2009, the Company issued options and stock appreciation rights at market price.

	Year Ended December 31,
	2011	2010	2009
Weighted average grant date fair value of options granted during the period	$2.63	$2.77	$3.40
Total intrinsic value of options exercised	$—	$—	$253,622

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company computes expected volatility using the historical volatility of the market price of the Company’s common stock. Historical data is used to estimate the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	42.00%	41.00%	45.00%
Risk-free interest rate	1.33%	1.75%	2.34%
Expected life	4.3 years	4.0 years	4.4 years

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

The following table summarizes restricted stock award activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2011	501,699	$9.24
Granted	216,538	$7.44
Vested	(167,647)	$10.25
Forfeited	(18,230)	$9.44
Unvested restricted stock awards at December 31, 2011	532,360	$8.19

As of December 31, 2011, the Company had approximately $2,860,000 pretax of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.5 years. The fair value of shares vested was approximately $1,190,000; $988,000 and $412,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

14.           Earnings Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the 2011, 2010 and 2009 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,962,265; 2,093,202 and 1,707,225, during the years ended December 31, 2011, 2010 and 2009, respectively. For purposes of calculating net loss per common share - diluted for the year ending December 31, 2010, the Company excluded potentially dilutive shares of 99,081 from the calculation as their effect would have been anti-dilutive, due to the Company's net loss in that year.

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009

Net income (loss)	$4,097,849	$(2,774,863)	$6,694,308

Net income (loss) per common share-basic	$0.13	$(0.09)	$0.22
Net income (loss) per common share-diluted	$0.13	$(0.09)	$0.22

Weighted-average number of shares outstanding-basic	31,146,165	31,060,426	30,824,660
Plus dilutive equity awards	45,851	—	174,786
Weighted-average number of shares outstanding-diluted	31,192,016	31,060,426	30,999,446

15.           Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted to approximately $2,097,000, $964,000 and $927,000 in 2011, 2010 and 2009, respectively. Accounts receivable due from these hospitals at December 31, 2011 and 2010 were approximately $586,000 and $154,000, respectively. In the year ended December 31, 2010, the Company entered into an exclusive MSP arrangement with one of the hospital systems.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

16.           Segment Information

The Company reports the following business segments in accordance with the Segment Reporting Topic of the FASB ASC:

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals. Nurse and allied staffing services are marketed to public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

Physician staffing – The physician staffing business segment provides multi-specialty locum tenens services to the healthcare industry throughout the U.S.

Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe.

Other human capital management services - The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses that both have operations within the U.S.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. See Note 3 – Goodwill and Other Identifiable Intangible Assets for further information. Foreign revenue accounts for less than 1% of total revenue accordingly geographic information is not provided. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

16.           Segment Information (continued)

Information on operating segments and a reconciliation of such information to income (loss) from operations for the periods indicated are as follows:

	Year ended December 31,
	2011	2010	2009
Revenue from unaffiliated customers:
Nurse and allied staffing	$278,793,600	$242,159,564	$313,037,898
Physician staffing	118,780,800	121,598,251	151,853,105
Clinical trial services	64,608,763	61,957,286	71,678,636
Other human capital management services	41,803,061	42,846,423	41,667,843
	$503,986,224	$468,561,524	$578,237,482
Contribution income (a):
Nurse and allied staffing (b)	$22,440,525	$21,383,098	$29,061,735
Physician staffing	11,320,076	13,052,219	15,165,052
Clinical trial services	6,554,860	6,390,317	7,029,282
Other human capital management services	3,172,282	3,767,868	2,973,400
	43,487,743	44,593,502	54,229,469

Unallocated corporate overhead (b)	22,662,724	21,559,562	21,665,850
Depreciation	6,790,677	8,043,548	8,773,088
Amortization	3,493,408	3,850,867	4,017,968
Impairment charges	—	10,764,000	1,725,926
Legal settlement charge	—	—	345,000
Income from operations	$10,540,934	$375,525	$17,701,637

(a)
The Company defines contribution income as income from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In the year ended December 31, 2011, the Company refined its methodology for allocating certain corporate overhead expenses to the nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the year ended December 31, 2010 and 2009 has been reclassified by $1,504,974 and $1,579,382, respectively, to conform to the current year’s presentation.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

17.           Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
2011
Revenue from services	$122,046,048	$126,042,326	$131,168,698	$124,729,152
Gross profit	$32,976,275	$34,608,677	$35,742,932	$34,614,017

Net income	$206,759	$1,573,191	$1,786,010	$531,889
Net income per common share:
Net income – basic	$0.01	$0.05	$0.06	$0.02
Net income – diluted	$0.01	$0.05	$0.06	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
2010
Revenue from services	$121,360,771	$117,837,146	$115,687,302	$113,676,305
Gross profit	$33,633,073	$33,651,434	$32,429,878	$32,597,039

Net income (loss)	$1,134,714	$1,178,346	$915,735	$(6,003,658)
Net income per common share:
Net income – (loss) – basic	$0.04	$0.04	$0.03	$(0.19)
Net income – (loss) – diluted	$0.04	$0.04	$0.03	$(0.19)

(a)
During the fourth quarter of 2011, the Company accrued a pretax liability related to non-income tax matters of approximately $668,000, which is included in selling, general and administrative expenses on the consolidated statements of operations. In addition, the Company recorded approximately $302,000 of deferred tax expense related to an overstatement of deferred tax assets in prior periods. Refer to discussion in Note 11 – Commitments and Contingencies and Note 12- Income Taxes.

(b)
During the fourth quarter of 2010, the Company recorded impairment charges of approximately $10,764,000. The Company conducted an assessment of the trademark related to its MDA acquisition due to a reduction in locum tenens usage and the overall physician staffing needs of its customers. Based on the impact these trends had on the long term revenue forecast, the Company’s assessment indicated the carrying amount of the trademark may not be fully recoverable. Refer to discussion in Note 3 – Goodwill and Other Identifiable Intangible Assets.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Recoveries	Other Changes	Balance at End of Period
Year ended December 31, 2011	$3,500,968	$578,805		$(1,903,539)	$3,891	$––	$2,180,125
Year ended December 31, 2010	$4,544,954	$293,795		$(1,343,854)	$6,073	$––	$3,500,968
Year ended December 31, 2009	$6,408,772	$––		$(2,008,101)	$144,283	$––	$4,544,954

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2011	$3,311,831	$366,352	(a)	$––	$––	$––	$3,678,183
Year ended December 31, 2010	$2,955,768	$356,063	(a)	$––	$––	$––	$3,311,831
Year ended December 31, 2009	$2,682,953	$272,815	(a)	$––	$––	$––	$2,955,768

(a)	Related to deferred tax assets on state net operating losses and a particular subsidiary’s state portion of its deferred tax asset that arose from goodwill impairment.

II-1