Form 10-Q
period 2012-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2012-05-10
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

The registrant had outstanding 30,740,370 shares of Common Stock, par value $0.0001 per share, as of April 30, 2012.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

MARCH 31, 2012

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$8,946	$10,648
Short-term cash investments	1,792	1,691
Accounts receivable, less allowance for doubtful accounts
of $1,955 in 2012 and $2,180 in 2011	73,841	71,802
Deferred tax assets	11,323	10,645
Income taxes receivable	1,868	1,879
Prepaid expenses	7,041	7,441
Other current assets	638	701
Total current assets	105,449	104,807
Property and equipment, net of accumulated depreciation of
$43,210 in 2012 and $41,657 in 2011	10,746	12,018
Trademarks, net	52,099	52,053
Goodwill, net	143,550	143,344
Other identifiable intangible assets, net	20,407	21,195
Debt issuance costs, net	1,038	1,199
Other long-term assets	1,362	1,294
Total assets	$334,651	$335,910

Current liabilities:
Accounts payable and accrued expenses	$8,628	$9,018
Accrued employee compensation and benefits	16,738	16,332
Current portion of long-term debt	22,960	16,998
Other current liabilities	5,178	4,002
Total current liabilities	53,504	46,350
Long-term debt	16,777	25,048
Non-current deferred tax liabilities	95	58
Other long-term liabilities	14,735	15,154
Total liabilities	85,111	86,610
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	243,434	243,170
Accumulated other comprehensive loss	(2,812)	(3,373)
Retained earnings	8,915	9,500
Total stockholders' equity	249,540	249,300
Total liabilities and stockholders' equity	$334,651	$335,910

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
 Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Revenue from services	$126,672	$122,046
Operating expenses:
Direct operating expenses	93,068	89,070
Selling, general and administrative expenses	31,120	28,871
Bad debt expense	111	238
Depreciation	1,593	1,841
Amortization	818	965
Total operating expenses	126,710	120,985
(Loss) income from operations	(38)	1,061
Other expenses (income):
Foreign exchange loss	71	17
Interest expense	629	728
Other expense (income), net	36	(83)
(Loss) income before income taxes	(774)	399
Income tax (benefit) expense	(190)	192
Net (loss) income	$(584)	$207
Net (loss) income per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	30,766	31,103
Diluted	30,766	31,190

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, amounts in thousands)

`	Three Months Ended
	March 31,
	2012	2011

Net (loss) income	$(584)	$207

Other comprehensive income, before tax:
Foreign currency translation adjustments	562	372
Net change in fair value of marketable securities	(1)	(33)
Other comprehensive income, before tax	561	339
Income tax benefit related to items
of other comprehensive income	-	(13)
Other comprehensive income, net of tax	561	352

Comprehensive (loss) income	$(23)	$559

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011

Operating activities
Net (loss) income	$(584)	$207
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,593	1,841
Amortization	818	965
Bad debt expense	111	238
Deferred income tax benefit	(463)	(158)
Share-based compensation	638	644
Other noncash charges	481	227
Changes in operating assets and liabilities:
Accounts receivable	(2,125)	(3,950)
Other assets	464	(124)
Income taxes	(190)	207
Accounts payable and accrued expenses	(341)	1,163
Other liabilities	999	113
Net cash provided by operating activities	1,401	1,373

Investing activities
Purchases of property and equipment	(462)	(837)
Other investing activities	(89)	(43)
Net cash used in investing activities	(551)	(880)

Financing activities
Repayment of debt	(3,508)	(4,117)
Borrowings under revolving credit facility	1,200	2,500
Debt issuance costs	(44)	-
Stock repurchase and retirement	(374)	-
Net cash used in financing activities	(2,726)	(1,617)

Effect of exchange rate changes on cash	174	25

Change in cash and cash equivalents	(1,702)	(1,099)
Cash and cash equivalents at beginning of period	10,648	10,957
Cash and cash equivalents at end of period	$8,946	$9,858

See accompanying notes to the condensed consolidated financial statements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, accruals for health, workers’ compensation and professional liability claims, legal contingencies, income taxes and sales and other non-income tax liabilities. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the December 31, 2011 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.           COMPREHENSIVE INCOME

In June 2011, the Financial Accounting Standard Board (FASB) issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued Update No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (ASU 2011-12), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASU 2011-05 in the fourth quarter of 2011by electing to present two separate but consecutive statements, and adopted the portion of the update that requires the presentation of reclassification items out of accumulated other comprehensive income, pursuant to ASU 2011-12 in the first quarter of 2012. The Company did not have any reclassification items out of accumulated other comprehensive income in the three months ended March 31, 2012 or 2011.  Accordingly, the adoption of ASU 2011-12 did not impact the condensed consolidated financial statements in the first quarter of 2012.

Total comprehensive income includes net (loss) income, foreign currency translation adjustments and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $2.8 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively.

3.           GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The Company adopted Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08) for its condensed consolidated financial statements in the first quarter of 2012. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary.  The Company elected not to use this option in its review of its goodwill and other intangible assets in the first quarter of 2012 as the Company determined there were indicators which triggered additional testing. See further discussion which follows.

Interim Impairment Review of Goodwill and Indefinite-lived Intangible Assets

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

As of March 31, 2012, the Company determined there were indicators which triggered an impairment analysis of its goodwill and indefinite-lived intangible assets and, therefore, the Company completed the first step of its goodwill impairment testing. At the end of the first quarter of 2012, the Company’s stock price declined from December 31, 2011. In addition, a slowdown in demand and booking activity in the Company’s nurse and allied staffing segment resulted in a downward revision to this segment’s near-term forecast.  Additionally, the Company was closely monitoring performance in its clinical trial services and physician staffing businesses due to a thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing.

The first step in its impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount.  The Company estimated the fair value of each of the reporting units based on a weighting of both the income approach and the market approach (blended fair value).

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

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. The Company utilized total enterprise value/revenue multiples ranging from 0.4 to 1.0 and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 8.0 to 10.2. The reporting units’ market value were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for its nurse and allied staffing, physician staffing and clinical trial services reporting units; a 100% weighting to the EBITDA multiples for the education and training reporting unit and 100% weighting to revenue multiples for its retained search reporting unit.

Upon completion of the first quarter 2012 assessment, the Company determined that the estimated fair value of all of the Company’s reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 2.4%, physician staffing – 8.7%, clinical trial services – 6.2%, retained search – 38.5% and education and training –132.2%. The Company’s reporting units continue to generate positive cash flows from their operations, and the Company expects that they will continue to do so in fiscal 2012 and beyond.

The total fair value of the reporting units was reconciled to the Company's March 31, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s share price. The Company’s market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. In performing the reconciliation of the Company’s market capitalization to fair value, the Company considered both quantitative and qualitative factors which supported the implied control premium. The Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between its market price at March 31, 2012 and its book value. Based on the foregoing, the Company concluded it did not have an impairment at March 31, 2012.

4.           EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method).Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,644,606 and 1,688,253 during the three months ended March 31, 2012 and 2011, respectively. For purposes of calculating net loss per common share – diluted for the three months ended March 31, 2012, the Company excluded potentially dilutive shares of 70,700 from the calculation as their effect would have been anti-dilutive due to the Company’s net loss in that period.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
	(amounts in thousands)

Net (loss) income	$(584)	$207

Net (loss) income per common share-basic	$(0.02)	$0.01
Net (loss) income per common share-diluted	$(0.02)	$0.01

Weighted-average number of shares outstanding-basic	30,766	31,103
Plus dilutive equity awards	-	87
Weighted-average number of shares outstanding-diluted	30,766	31,190

5.           ACQUISITIONS

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of March 31, 2012, an indemnification escrow account of $3.6 million exists.

6.           DEBT

At March 31, 2012 and December 31, 2011, long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(amounts in thousands)

Term loan, interest 2.00% at March 31, 2012	$38,592	$41,451
and 2.28% at December 31, 2011

Revolving credit facility, interest 5.50%	600	-
Capital lease obligations	545	595
Total debt	39,737	42,046
Less current portion	(22,960)	(16,998)
Long-term debt	$16,777	$25,048

The Company has a senior secured credit agreement which includes a term loan and a revolving credit facility. In March 2012, the Company entered into a third amendment to its Credit Agreement with the lenders party thereto Wells Fargo Bank, National Association, as Administrative Agent. The effect of the Credit Agreement amendment was to increase the number of allowable share repurchases/dividends, using existing cash and cash equivalents, when the Company’s Consolidated Leverage Ratio (as defined), after giving effect to the transaction, is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no outstanding revolving credit loans (other than letters of credit obligations). Pursuant to the amendment, the allowable amount has increased from an amount not to exceed $2.5 million to an amount not to exceed $5.0 million in any fiscal year. The financing fees related to this amendment were immaterial.

As of March 31, 2012, the Company had $0.6 million outstanding under its $50.0 million revolving credit facility, and $12.6 million of standby letters of credit outstanding under its facility, leaving $36.8 million available for borrowing. As of March 31, 2012, interest on its revolving credit facility was based on LIBOR plus a margin of 3.25% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.25%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2012, was 0.50%. The interest rate spreads on its term loan as of March 31, 2012 were based on LIBOR plus a margin of 1.75% or Base Rate plus a margin of 0.75%. The table below summarizes what the Company believes are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and the Company’s corresponding actual performance as of March 31, 2012.

	Requirements	Actual

Maximum Permitted Levarage Ratio (a)	2.50 to 1.00	1.74 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.25 to 1.00	1.83 to 1.00

Maximum Capital Expenditures for 2012 (c)	$8.0 million	$3.6 million

———————
(a)	The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.
(b)	The Company’s Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.25 to 1.00 for the fiscal year 2012 and 2) 1.15 to 1.00 thereafter.
(c)
The Capital Expenditures limit as defined by the Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Credit Agreement are: 1) $5.0 million in the fiscal year 2011 and 2) $7.0 million in the fiscal year 2012. The 2012 limit in the preceding table reflects an increase of $1.0 million representing the 2011 fiscal year excess that was permitted but not made.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility.

Aggregate scheduled maturities of long-term debt as of March 31, 2012, are as follows:

Through Year Ending December 31 (amounts in thousands)

2012	$14,689
2013	24,872
2014	83
2015	65
2016	28
Thereafter	-
$39,737

During the three months ended March 31, 2012, the Company repaid a total of $2.9 million on its term loan.

7.           FAIR VALUE MEASUREMENTS

The Company adopted Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (ASU 2011-04) for its consolidated financial statements in the first quarter of 2012. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence. The adoption of this standard did not change the Company’s disclosures in the first quarter of 2012.

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

Fair Value of Financial Instruments:

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term cash investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. Short-term cash investments on the accompanying condensed consolidated balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At March 31, 2012 and December 31, 2011, other long-term assets included approximately $0.9 million and $0.8 million, respectively, of foreign investments in highly liquid time deposits with original maturities greater than one year. The carrying value of these investments on the consolidated condensed balance sheet approximates their fair value.

The Company invests its excess cash in highly rated overnight funds and other highly rated liquid accounts. The Company is exposed to credit risk associated with these investments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties.

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

The carrying amounts of the revolving loan facility and term loan approximate fair value as the interest rates are tied to a quoted variable index. The fair value of these instruments is estimated using Level 2 inputs based on quoted prices for similar instruments.

Items Measured at Fair Value on a Recurring Basis:

At March 31, 2012 and December 31, 2011, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities, its short-term cash investments, as well as its marketable securities and long-term cash investments included in other long-term assets. The Company utilizes Level 1 inputs to value marketable securities and its deferred compensation liability. The Company utilizes Level 2 inputs to value its short and long-term cash investments.

The Company did not hold any Level 3 assets or liabilities that are measured on a recurring basis at March 31, 2012 or December 31, 2011. The Company’s marketable securities are measured using quoted prices in active markets. Its short and long-term cash investments are measured using quoted prices in inactive markets.  The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

The table which follows summarizes the estimated fair values of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2012 and December 31, 2011:

Fair Value Measurements
(amounts in thousands)
(Level 1)

	March 31,	December 31,
	2012	2011
Financial Assets:
Marketable securities	$2	$3
Financial Liabilities:
Deferred compensation	$1,264	$1,322

(Level 2)

Financial Assets:
Short-term cash investments	$1,792	$1,691
Long-term cash investments	$870	$820

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) described in Note 3 – Goodwill and Other Identifiable Intangible Assets. Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Goodwill and other intangible assets represented 86.6% and 86.9% of the Company’s stockholders’ equity as of March 31, 2012 and December 31, 2011, respectively.

8.           STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2012, the Company repurchased, under its February 2008 Board authorization, a total of 71,653 shares at an average price of $5.22. The cost of such repurchases was approximately $0.4 million. All of the common stock was retired. During the three months ended March 31, 2011, the Company was restricted from buying its common stock under its Credit Agreement.

As of March 31, 2012, the Company may purchase up to an additional 942,443 shares of common stock, subject to certain conditions in the Company’s Credit Agreement. At March 31, 2012, the Company had approximately 30.7 million shares of common stock outstanding.

Share-Based Payments

During both the three months ended March 31, 2012 and 2011, $0.6 million was included in selling, general and administrative expenses related to share-based payments.

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

●	Physician staffing – The physician staffing business segment provides multi-specialty locum tenens services to the healthcare industry throughout the U.S.

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

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$69,537	$66,857
Physician staffing	29,259	29,436
Clinical trial services	16,872	15,632
Other human capital management services	11,004	10,121
	$126,672	$122,046

Contribution income (a):
Nurse and allied staffing (b)	$3,999	$5,011
Physician staffing	2,407	2,762
Clinical trial services	1,323	1,292
Other human capital management services	1,110	390
	8,839	9,455
Unallocated corporate overhead (b)	6,466	5,588
Depreciation	1,593	1,841
Amortization	818	965
(Loss) income from operations	$(38)	$1,061

——————
(a)
The Company defines contribution income as (loss) income from operations before depreciation, amortization and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In 2011, the Company refined its methodology for allocating certain corporate overhead expenses to the nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the three months ended March 31, 2011, has been reclassified by $0.1 million to conform to the current year’s presentation.

10.           COMMITMENTS AND CONTINGENCIES

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

Sales & Other State Non-income Tax Liabilities

The Company’s sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state are subject to a tax not previously paid by the Company. As a result, the Company conducted an initial review of certain other states to determine if any additional exposures may exist and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and estimated a liability related to these matters. Based on its best estimate of probable settlement, the Company accrued a pretax liability related to the non-income tax matters of approximately $0.7 million in the year ended December 31, 2011. During the three months ended March 31, 2012, based on revised estimates, the Company accrued an additional pretax liability related to these non-income tax matters of approximately $0.4 million, primarily related to the 2008-2011 tax years. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities on its condensed consolidated balance sheets.

11.           INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 55.0% including the impact of discrete items. The effective tax rate was 24.5% during the three months ended March 31, 2012. The lower tax rate in the three months ended March 31, 2012, was due to a loss in the period and certain discrete items. Excluding these items, the effective tax rate in the three months ended March 31, 2012, would have been 55.3%. The effective tax rates excluding the reversal of uncertain tax positions were higher than the statutory rates primarily due to the non-deductibility of certain per diem expenses.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(amounts in thousands)
Balance at January 1, 2012	$4,500
Additions based on tax provisions related to prior years	20
Additions based on tax provisions related to current year	145
Settlements of tax positions related to prior years	(30)
Balance at March 31, 2012	$4,635

As of March 31, 2012, the Company had approximately $4.2 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the three months ended March 31, 2012, the Company had gross increases of $0.2 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had immaterial gross decreases to its unrecognized tax benefits related to the settlement of a certain state tax issue.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.7 million for the payment of interest and penalties at both March 31, 2012 and December 31, 2011.

The tax years 2004, 2005 and 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2011, and is intended to assist the reader in understanding the financial results and condition of the Company.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended March 31, 2012, our nurse and allied staffing business segment represented approximately 55% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 42% of our total revenue and 76% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 23% of our first quarter 2012 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 9% of our revenue and consists of education and training and retained search services.

For the quarter ended March 31, 2012 our revenue was $126.7 million, and we had a net loss of $0.6 million, or $0.02 per diluted share, which included income and non-income tax expenses related primarily to immaterial prior period adjustments of $0.5 million after taxes, or $0.02 per diluted share. Cash flow provided by operating activities for the three months ended March 31, 2012 was $1.4 million. Cash flow from operating activities and cash on hand was used to repay a net of $2.3 million of total debt, for capital expenditures of $0.5 million, and for stock repurchases of $0.4 million. We ended the first quarter of 2012 with total debt of $39.7 million and $8.9 million of cash and cash equivalents, resulting in a ratio of debt, net of cash, to total capitalization of 10.6%.

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

Nurse and Allied Staffing

Our nurse and allied staffing segment continued to grow in the first quarter of 2012, but was impacted by a slow-down in demand from mid-October 2011 to mid-February 2012 following a period of higher demand during the first ten months of 2011. Demand is measured by the number of open orders from our customers. We believe, this slow-down in momentum reflects a greater focus by hospitals on temporary nurse staffing usage during year-end budget discussions that, along with some seasonality and a weak flu season, caused demand for contract nurses to decrease by more than one-third from mid-November to mid-February. Further exacerbating this slow-down was the nonrenewal of a large managed service provider (MSP) account in September of 2011, just prior to the year-end contraction in demand. The resulting lower than expected revenue in the first quarter in this segment reduced operating leverage as our overhead was calibrated to a greater level of staffing activity.  As a result, our book to bill ratio, which measures net weeks booked as a percentage of the average field FTE count, was 98% in the first quarter of 2012.

More recently demand for nurse contract staffing services has increased by more than 30% from mid-February through the first week of May, although bookings have not yet caught up with this improvement in demand.

Consequently, staffing volume in our nurse and allied staffing segment is expected to be flat in the second quarter. The recent improvement in demand does not include anticipated positions from a health care system which has recently selected us as their MSP provider. The projected spend for nurse staffing services by this new account represents approximately triple the revenue derived from the MSP account lost last September. Furthermore, we are scheduled to onboard several smaller MSP contracts over the next several months. We expect all of this business to begin ramping up in the third quarter and to be fully in place by the fourth quarter. At the same time, we continue to provide our nurse staffing services during electronic medical record (EMR) implementations – which has contributed to winning some of our recent MSP awards – and are also pursuing a number of new EMR opportunities.

We expect, that based on the stronger U.S. labor market compared to last year, the improvements projected in the second half of the year, and other improving metrics such as increases in our average bill rates and applicant rates, this business will gain significant leverage on our existing overhead during the year.

Physician Staffing

In the first quarter of 2012, revenue from our physician staffing services increased compared to the fourth quarter of 2011, but was slightly lower as compared to the first quarter of 2011. The physician staffing business appears to have stabilized in the last several quarters despite continued pressure relating to the increased willingness of physicians to become employees of hospitals and health systems. We continue to believe the long-term demographic drivers of this business are favorable. These drivers include an aging population demanding more health care, an aging physician population from the baby boom generation nearing retirement age, and more females entering the profession, who historically have provided relatively less hours of service on average than males. In addition, we believe the increase in the insured population that is expected to result from the implementation of healthcare reform should increase demand for primary care physicians which should benefit our business.

Clinical Trial Services

In the first quarter of 2012, revenue in the staffing component of our clinical trial services business segment increased both sequentially and compared to the first quarter of 2011. We have been experiencing gradual improvement in the core contract staffing and functional outsourcing components of this segment, which represented approximately 94% of segment revenue in the first quarter of 2012. During the past several quarters, there has been a relatively significant amount of merger and acquisition (M&A) activity in the pharmaceutical and biotechnology outsourcing sector. One benefit from this M&A activity is that our business is one of the most substantial staffing providers to contract research organizations (CRO) that does not compete with them as a CRO. As a result, we believe our business is well positioned to disproportionately gain from the continued trend toward outsourcing.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2012	2011

Revenue from services	100.0%	100.0%
Direct operating expenses	73.4	73.0
Selling, general and administrative expenses	24.6	23.6
Bad debt expense	0.1	0.2
Depreciation and amortization	1.9	2.3
(Loss) income from operations	(0.0)	0.9
Foreign exchange loss	0.1	0.0
Interest expense	0.5	0.6
Other expense (income), net	0.0	(0.1)
(Loss) income before income taxes	(0.6)	0.4
Income tax (benefit) expense	(0.1)	0.2
Net (loss) income	(0.5)%	0.2%

Acquisitions

MDA Holdings, Inc.

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). As of March 31, 2012, an indemnification escrow account of $3.6 million exists.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 86.6% of our stockholders’ equity as of March 31, 2012. Goodwill and other identifiable intangible assets (including trademarks) from the acquisition of the assets of our predecessor, Cross Country Staffing, a partnership, as well as from subsequent acquisitions were $143.6 million and $72.5 million, respectively, net of accumulated amortization, at March 31, 2012. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually at year-end, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

See Critical Accounting Principles and Estimates and Note 3- Goodwill and Other Identifiable Intangible Assets for a detailed description of the results of our impairment analysis conducted in the first quarter of 2012.

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

•
Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals on a contract and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the U.S., and also in Canada and Europe.

•
Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses that both have operations within the U.S.

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$69,537	$66,857
Physician staffing	29,259	29,436
Clinical trial services	16,872	15,632
Other human capital management services	11,004	10,121
	$126,672	$122,046

Contribution income (a):
Nurse and allied staffing (b)	$3,999	$5,011
Physician staffing	2,407	2,762
Clinical trial services	1,323	1,292
Other human capital management services	1,110	390
	8,839	9,455

Unallocated corporate overhead (b)	6,466	5,588
Depreciation	1,593	1,841
Amortization	818	965
(Loss) income from operations	$(38)	$1,061

———————
(a)
We define contribution income as (loss) income from operations before depreciation, amortization and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In 2011, we refined our methodology for allocating certain corporate overhead expenses to our nurse and allied staffing segment to more accurately reflect this segment’s profitability. The segment data for the three months ended March 31, 2011, has been reclassified by $0.1 million to conform to the current year’s presentation.

Comparison of Results for the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Revenue from services

Revenue from services increased $4.6 million, or 3.8%, to $126.7 million for the three months ended March 31, 2012, as compared to $122.0 million for the three months ended March 31, 2011. The increase was due to higher revenue from our nurse and allied staffing business segment, and secondarily to our clinical trial services and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $2.7 million, or 4.0%, to $69.5 million in the three months ended March 31, 2012, from $66.9 million in the three months ended March 31, 2011, due to higher staffing volume, higher average bill rates and one additional billing day in the three months ended March 31, 2012.

The average number of nurse and allied staffing FTEs on contract during the three months ended March 31, 2012, increased 2.0% from the three months ended March 31, 2011. The average nurse and allied staffing revenue per FTE per day increased 1.0% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to an increase in our average bill rates of 3.0% partially offset by a decrease in the average hours provided by our nurse and allied professionals.

Physician staffing

Revenue from our physician staffing business decreased $0.2 million, or 0.6%, to $29.3 million for the three months ended March 31, 2012, compared to $29.4 million in the three months ended March 31, 2011. The revenue decline reflects a less favorable mix of specialties and slightly lower volume.

Physician staffing days filled is a metric that we use to measure volume in this business segment. Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 0.2% to 20,617 days in the three months ended March 31, 2012, compared to 20,668 days in the three months ended March 31, 2011. Revenue per day filled for the three months ended March 31, 2012 was $1,419, a 0.4% decrease from the three months ended March 31, 2011. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $1.2 million, or 7.9%, to $16.9 million in the three months ended March 31, 2012, from $15.6 million in the three months ended March 31, 2011. This increase was primarily due to significantly higher staffing volume partially offset by lower average bill rates in our traditional contract staffing portion of this business.

Other human capital management services

Revenue from other human capital management services for the three months ended March 31, 2012, increased $0.9 million, or 8.7%, to $11.0 million from $10.1 million in the three months ended March 31, 2011, primarily reflecting an increase in revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee and independent contractor compensation expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $4.0 million, or 4.5%, to $93.1 million for the three months ended March 31, 2012, as compared to $89.1 million for three months ended March 31, 2011.

As a percentage of total revenue, direct operating expenses represented 73.4% of revenue for the three months ended March 31, 2012, and 73.0% for the three months ended March 31, 2011. The increase was primarily due to a combination of higher payroll tax expenses for our field staff and higher compensation, partially offset by a greater contribution from our retained search business which has the lowest direct operating expense ratio of all our businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.2 million, or 7.8%, to $31.1 million for the three months ended March 31, 2012, as compared to $28.9 million for the three months ended March 31, 2011. As a percentage of total revenue, selling, general and administrative expenses were 24.6% and 23.6%, for the three months ended March 31, 2012 and 2011, respectively.  The increase is primarily due to a disproportionate increase in selling, general and administrative expenses in our nurse and allied staffing business compared to revenue growth in this business segment. This increase was due to investments we made, primarily during 2011, in our MSP delivery infrastructure. In addition, selling, general and administrative expenses in the three months ended March 31, 2012 included $0.4 million of additional non-income tax accruals primarily related to our estimates for the 2008-2011 tax years.

Included in selling, general and administrative expenses are unallocated corporate overhead of $6.5 million for three months ended March 31, 2012, compared to $5.6 million for the three months ended March 31, 2011. This increase in unallocated corporate overhead was primarily due to higher compensation expenses, partly related to payroll taxes, one additional day in the first quarter of 2012, and an increase in consulting expenses.  As a percentage of consolidated revenue, unallocated corporate overhead was 5.1% and 4.6% for the three month periods ended March 31, 2012 and 2011, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.6 million in both the three months ended March 31, 2012 and 2011.

Bad debt expense

In the three month periods ended March 31, 2012 and 2011, we recorded $0.1 million and $0.2 million of reserves for bad debt representing 0.1% and 0.2% of consolidated revenue from services, respectively.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended March 31, 2012, decreased $1.0 million, or 20.2%, to $4.0 million from $5.0 million in three months ended March 31, 2011, primarily due to higher selling, general and administrative expenses that offset the increase in revenue. As a percentage of segment revenue, contribution income was 5.8% for the three months ended March 31, 2012, and 7.5% for the three months ended March 31, 2011. This decrease was due to a combination of higher selling, general and administrative expenses and payroll taxes in the three months ended March 31, 2012. We made investments in 2011 to our infrastructure to support anticipated revenue growth that was slower than expected in the first quarter of 2012. We expect to realize an improvement in operating leverage in the second half of 2012 due to a new large MSP contract the Company was recently awarded.

Physician staffing

Contribution income from physician staffing for the three months ended March 31, 2012 decreased $0.4 million, or 12.9%, to $2.4 million, from $2.8 million in the three months ended March 31, 2011. As a percentage of segment revenue, contribution income was 8.2% in the three months ended March 31, 2012 compared to 9.4% in the three months ended March 31, 2011. This decrease was primarily due to higher physician compensation expenses as a percentage of revenue in the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Clinical trial services

Contribution income from clinical trial services was $1.3 million in the three months ended March 31, 2012, a 2.4% increase from the three months ended March 31, 2011. As a percentage of segment revenue, contribution income was 7.8% in the three months ended March 31, 2012 compared to 8.3% in the three months ended March 31, 2011.  In the three months ended March 31, 2012, selling, general and administrative expenses for this business segment included an accrual of $0.3 million related to revised estimates for its prior year sales and other non-income tax liabilities for certain states as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements. Without this impact, contribution income as a percentage of segment revenue would have been 9.4%, reflecting improved operating leverage.

Other human capital management services

Contribution income from other human capital management services for the three months ended March 31, 2012 increased $0.7 million, to $1.1 million, from $0.4 million in the three months ended March 31, 2011. Contribution income as a percentage of segment revenue was 10.1% for the three months ended March 31, 2012 and 3.9% for the three months ended March 31, 2011.  The improvement in contribution income margin was primarily due to significant revenue and operating improvement from our retained search business, partially offset by lower seminar attendance in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended March 31, 2012, totaled $2.4 million as compared to $2.8 million for the three months ended March 31, 2011. As a percentage of consolidated revenue, depreciation and amortization expense was 1.9% for the three months ended March 31, 2012 and 2.3% for the three months ended March 31, 2011.

Interest expense

Interest expense totaled $0.6 million for the three months ended March 31, 2012 compared to $0.7 million for the three months ended March 31, 2011. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.3% for the three month period ended March 31, 2012 and 2.4% for the three month period ended March 31, 2011.

Income tax (benefit) expense

Income tax benefit totaled $0.2 million for the three months ended March 31, 2012, as compared to $0.2 million expense for the three month periods ending March 31, 2011. Income tax benefit during the three months ended March 31, 2012 included $0.2 million of adjustments related to prior year estimates.  Excluding the adjustment to prior year estimates and the impact of certain discrete items, the effective tax rate in the three months ended March 31, 2012 was 55.3% compared to 48.2% in the three months ended March 31, 2011. The effective tax rate excluding the impact of uncertain tax positions and the adjustments to prior year estimates was higher than the statutory rates primarily due to the impact of state taxes and non-deductibility of certain per diem expenses. The 2011 tax rate also benefited from a foreign subsidiary’s tax holiday which expired in March 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.0 to 1. Working capital decreased $6.5 million to $51.9 million as of March 31, 2012 from $58.5 million as of December 31, 2011.  The decrease in working capital was primarily due to a scheduled increase in the current portion of our long-term debt, partially offset by an increase in accounts receivable.

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

Net cash provided by operating activities was $1.4 million in the three months ended March 31, 2012 and 2011.  Lower profitability in the three months ended March 31, 2012, was offset by an overall increase in cash flow from operations compared to the first quarter of 2011, primarily due to a lower increase in receivables from the respective December 31 periods and the timing of other payments.  The number of days’ sales outstanding was 53 days at March 31, 2012 and December 31, 2011.

Investing activities used $0.6 million in the three months ended March 31, 2012, compared to $0.9 million in the three months ended March 31, 2011. We used $0.5 million for capital expenditures in the three months ended March 31, 2012 compared to $0.8 million in the three months ended March 31, 2011.

Net cash used in financing activities during the three months ended March 31, 2012, was $2.7 million compared $1.6 million during the three months ended March 31, 2011, primarily related to net payments on our total debt in both periods. During the three months ended March 31, 2012, we repaid a total of $2.9 million on our term loan using available cash and borrowing on our available Swingline under our credit facility.  In addition, we used $0.4 million for stock repurchases, as described below.

Stockholders’ Equity

During the three months ended March 31, 2012, we repurchased 71,653 shares at an average price of $5.22, under our February 2008 Board of Directors’ authorization.  The cost of such purchases was $0.4 million.  All of the common stock was retired.  During the three months ended March 31, 2011, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock.

As of March 31, 2012, under the remainder of the February 2008 Board of Directors’ authorization, we may purchase up to an additional 942,443 shares of common stock, subject to certain conditions in our Credit Agreement.

Credit Facility

We have a senior secured credit agreement which includes a term loan and a revolving credit facility. In March 2012, we entered into a third amendment to our Credit Agreement with the lenders party thereto Wells Fargo Bank, National Association, as Administrative Agent. The effect of the Credit Agreement amendment was to increase the number of allowable share repurchases/dividends, using existing cash and cash equivalents, when our Consolidated Leverage Ratio (as defined), after giving effect to the transaction, is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no outstanding revolving credit loans (other than letters of credit obligations). Pursuant to the amendment, the allowable amount has increased from an amount not to exceed $2.5 million to an amount not to exceed $5.0 million in any fiscal year. The financing fees related to this amendment were immaterial.

As of March 31, 2012, interest on our revolving credit facility was based on LIBOR plus a margin of 3.25% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.25%. The Company is required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2012 was 0.50%. The interest rate spreads on our term loan as of March 31, 2012 were based on LIBOR plus a margin of 1.75% or Base Rate plus a margin of 0.75%.

The table below summarizes what we believe are the key financial covenant requirements, as defined by the Credit Agreement, as amended, and our corresponding actual performance as of March 31, 2012.

	Requirements	Actual

Maximum Permitted Levarage Ratio (a)	2.50 to 1.00	1.74 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.25 to 1.00	1.83 to 1.00

Maximum Capital Expenditures for 2012 (c)	$8.0 million	$3.6 million

———————
(a)	Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the Credit Agreement ending September 2013.
(b)	Our Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than: 1) 1.25 to 1.00 for the fiscal year 2012 and 2) 1.15 to 1.00 thereafter.
(c)
The Capital Expenditures limit as defined by the Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Credit Agreement are: 1) $5.0 million in the fiscal year 2011 and 2) $7.0 million in the fiscal year 2012. The 2012 limit in the preceding table reflects an increase of $1.0 million representing the 2011 fiscal year excess that was permitted but not made.

The Company intends to amend and extend its senior secured credit agreement in the second quarter of 2012, prior to its current expiration of September 2013.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and there were no material changes in our contractual obligations and other commitments since December 31, 2011.

Critical Accounting Principles and Estimates

Goodwill and Indefinite-lived Intangible Assets

In accordance with the Intangibles-Goodwilland OtherTopic of the FASB ASC, we evaluate goodwill and indefinite-lived intangible assets annually, in our fourth quarter, for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. We evaluate five reporting units: 1) nurse and allied staffing; 2) physician staffing; 3) clinical trial services; 4) retained search; and 5) education and training.  We determine the fair value of our reporting units based on a combination of inputs including Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly, as well as inputs such as pricing multiples from publicly traded guideline companies and our market capitalization.

As of March 31, 2012, we determined there were indicators which triggered an impairment analysis of our goodwill and indefinite-lived intangible assets and, therefore we completed the first step of our goodwill impairment testing. At the end of the first quarter of 2012, our stock price declined from December 31, 2011. In addition, a slowdown in demand and booking activity in our nurse and allied staffing segment resulted in a downward revision to its near-term forecast. Additionally, we were closely monitoring the performance of our clinical trial services and physician staffing businesses due to a thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011annual impairment testing.

The first step in our impairment assessment requires us to determine the fair value of each of our reporting units and compare it to the reporting unit’s carrying amount. We estimated the fair value of each of the reporting units based on a weighting of both the income approach and the market approach (blended fair value).

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by us for planning purposes and consistent with those distributed within our Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted revenue, margins, operating cash flows, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each of our reporting unit’s weighted average cost of capital, ranging from 11.0% to 18.7%.

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to our respective reporting units, to determine their value. We utilized total enterprise value/revenue multiples ranging from 0.4 to 1.0 and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 8.0 to 10.2. The reporting units’ market value were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for our nurse and allied staffing, physician staffing and clinical trial services reporting units; a 100% weighting to the EBITDA multiples for our education and training reporting unit and 100% weighting to revenue multiples for our retained search reporting unit.

The total fair value of the reporting units was reconciled to our March 31, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s share price. The fair value under the blended fair value approach implied a control premium of 80%, which is within the range of amounts we estimate a buyer would be willing to pay in excess of the March 31, 2012 market price of $5.01 in order to acquire a controlling interest.  Our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. Our market capitalization as of March 31, 2012 was approximately $154 million. In performing the reconciliation of our market capitalization to fair value, we considered both quantitative and qualitative factors which supported the implied control premium.

Upon completion of the first quarter 2012 assessment, we determined that the estimated fair value of our reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 2.4%, physician staffing – 8.7%, clinical trial services – 6.2%, retained search – 38.5% and education and training – 132.2%. Our reporting units continue to generate cash flows from their operations, and we expect that they will continue to do so in fiscal 2012 and beyond. Accordingly, no impairment charges were warranted as of March 31, 2012.

The estimated fair value of our reporting units is highly sensitive to changes in projections and assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of the reporting unit is greater than its carrying value.

Nurse and allied staffing reporting unit

Our nurse and allied staffing reporting unit was at risk of failing the step one impairment test.  This reporting unit grew its revenue and contribution income during 2011, and, thus far in 2012, while its revenue continued to grow year over year, its contribution income declined due to infrastructure investments made to support projected growth.  Currently, this business has some very promising prospects for substantial MSP and EMR implementations.  These factors have been relied upon, in part, in our determination that impairment did not exist at March 31, 2012.  However, this reporting unit is at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our nurse and allied reporting unit may include such items as the following:

•	The assumed renewal of business or bringing in new business later in the year may not come to fruition.
•	The concentration of business we receive from several key customers, the loss of which would have a material adverse effect on the business.
•	We may be unable to recruit enough healthcare professionals to meet our clients’ demand.
•	Unexpected decreases in demand from our clients may adversely affect the profitability of this business.
•	Disruption in the capital markets, resulting in the inability of customers to access capital or in a higher discount rate to be used in our fair value analysis.

As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be accurate predictions of the future.  Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

An increase of 100 basis points in the assumed weighted average cost of capital, or a 10% decrease in the projected cash flows could cause the fair value of our nurse and allied reporting unit to be 3% below its carrying value. Goodwill for this reporting unit is $18.7 million as of March 31, 2012, or 6% of our total assets. During 2012, we will monitor this unit’s performance and determine whether a reassessment is necessary regarding potential impairment of goodwill.

The table below provides a sensitivity analysis related to the impact of changes in certain key assumptions, on a standalone basis, on the percentage variance between fair value and carrying value for each of the reporting units:

Sensitivity Analysis
Fair Value Variance versus Carrying Value
100 basis
March 31, 2012		point
Fair value	100 basis	decrease	10%
Variance	point	in Terminal	reduction
versus	increase in	Growth	in After-Tax
Carrying Value	WACC	Rate	Cash Flows

Nurse and allied staffing	2.4%	(2.7)%	0.1%	(2.8)%
Physician staffing	8.7%	3.7%	6.3%	3.3%
Clinical trial services	6.2%	0.2%	3.0%	0.8%
Education and training	132.2%	119.9%	126.6%	120.9%
Retained search	38.5%	33.5%	36.9%	31.0%

Other Critical Accounting Principles and Estimates

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2011.

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

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 10, 2012	By:	/s/ Emil Hensel
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date: May 10, 2012	By:	/s/ Elizabeth Gulacsy
Elizabeth Gulacsy Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
*10.1
Third Amendment to Credit Agreement, dated as of March 19, 2012, by an among Cross Country Healthcare, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent

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