Form 10-Q
period 2012-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2012-08-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

The registrant had outstanding 30,902,314 shares of Common Stock, par value $0.0001 per share, as of July 31, 2012.

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

JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands)

	June 30,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$6,207	$10,648
Short-term cash investments	1,661	1,691
Accounts receivable, less allowance for doubtful accounts
of $1,890 in 2012 and $2,180 in 2011	73,672	71,802
Deferred tax assets	11,264	10,401
Income taxes receivable	3,431	2,123
Prepaid expenses	6,992	7,441
Other current assets	637	701
Total current assets	103,864	104,807
Property and equipment, net of accumulated depreciation of
$44,083 in 2012 and $41,657 in 2011	10,180	12,018
Trademarks, net	52,067	52,053
Goodwill, net	124,674	143,344
Other identifiable intangible assets, net	19,569	21,195
Debt issuance costs, net	832	1,199
Non-current deferred tax assets	4,807	-
Other long-term assets	1,257	1,294
Total assets	$317,250	$335,910

Current liabilities:
Accounts payable and accrued expenses	$9,064	$9,018
Accrued employee compensation and benefits	17,570	16,332
Current portion of long-term debt	3,959	16,998
Other current liabilities	5,565	4,002
Total current liabilities	36,158	46,350
Long-term debt	32,269	25,048
Non-current deferred tax liabilities	-	58
Other long-term liabilities	14,345	15,154
Total liabilities	82,772	86,610
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	243,666	243,170
Accumulated other comprehensive loss	(3,603)	(3,373)
(Accumulated deficit) retained earnings	(5,588)	9,500
Total stockholders' equity	234,478	249,300
Total liabilities and stockholders' equity	$317,250	$335,910

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue from services	$126,272	$126,042	$252,944	$248,088
Operating expenses:
Direct operating expenses	94,405	91,433	187,473	180,503
Selling, general and administrative expenses	30,742	29,475	61,862	58,346
Bad debt expense	281	(149)	392	89
Depreciation	1,559	1,804	3,152	3,645
Amortization	819	877	1,637	1,842
Impairment charge	18,732	-	18,732	-
Total operating expenses	146,538	123,440	273,248	244,425
(Loss) income from operations	(20,266)	2,602	(20,304)	3,663
Other (income) expenses:
Foreign exchange (income) loss	(153)	6	(82)	23
Interest expense	581	722	1,210	1,450
Other expense (income), net	133	(78)	169	(161)
(Loss) income before income taxes	(20,827)	1,952	(21,601)	2,351
Income tax (benefit) expense	(6,323)	379	(6,513)	571
Net (loss) income	$(14,504)	$1,573	$(15,088)	$1,780
Net (loss) income per common share:
Basic	$(0.47)	$0.05	$(0.49)	$0.06
Diluted	$(0.47)	$0.05	$(0.49)	$0.06

Weighted average common shares outstanding:
Basic	30,799	31,148	30,783	31,126
Diluted	30,799	31,218	30,783	31,204

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) income	$(14,504)	$1,573	$(15,088)	$1,780

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(814)	-	(252)	372
Write-down of marketable securities	39	-	39	-
Net change in fair value of marketable securities	-	(19)	(1)	(52)
Other comprehensive (loss) income, before tax	(775)	(19)	(214)	320
Income tax expense (benefit) related to items
of other comprehensive (loss) income	15	(8)	15	(21)
Other comprehensive (loss) income, net of tax	(790)	(11)	(229)	341

Comprehensive (loss) income	$(15,294)	$1,562	$(15,317)	$2,121

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011

Operating activities
Net (loss) income	$(15,088)	$1,780
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,152	3,645
Amortization	1,637	1,842
Impairment charge	18,732	-
Bad debt expense	392	89
Deferred income tax benefit	(6,143)	(548)
Share-based compensation	1,369	1,476
Other noncash charges	953	466
Changes in operating assets and liabilities:
Accounts receivable	(2,251)	(5,342)
Other assets	522	59
Income taxes	(1,053)	4,891
Accounts payable and accrued expenses	289	3,333
Other liabilities	1,292	(315)
Net cash provided by operating activities	3,803	11,376

Investing activities
Purchases of property and equipment	(1,695)	(2,190)
Other investing activities	(154)	(100)
Net cash used in investing activities	(1,849)	(2,290)

Financing activities
Repayment of debt	(13,017)	(6,363)
Borrowings under revolving credit facility	7,200	2,500
Repurchase of stock for restricted stock tax withholdings	(153)	(208)
Debt issuance costs	(44)	-
Stock repurchase and retirement	(374)	-
Net cash used in financing activities	(6,388)	(4,071)

Effect of exchange rate changes on cash	(7)	37

Change in cash and cash equivalents	(4,441)	5,052
Cash and cash equivalents at beginning of period	10,648	10,957
Cash and cash equivalents at end of period	$6,207	$16,009

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

2.           COMPREHENSIVE INCOME

In June 2011, the Financial Accounting Standard Board (FASB) issued Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, (ASU 2011-05). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued Update No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (ASU 2011-12), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASU 2011-05 in the fourth quarter of 2011 by electing to present two separate but consecutive statements, and adopted the portion of the update that requires the presentation of reclassification items out of accumulated other comprehensive income, pursuant to ASU 2011-12 in the first quarter of 2012.

Total comprehensive income includes net (loss) income, foreign currency translation adjustments, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $3.6 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively.

3.           GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The Company adopted Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08) for its condensed consolidated financial statements in the first quarter of 2012. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary.  The Company elected not to use this option in its review of its goodwill and other intangible assets in the first and second quarter of 2012 as the Company determined there were indicators which triggered additional testing. See further discussion which follows.

Interim Impairment Review of Goodwill and Indefinite-lived Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows (amounts in thousands):

				Other human
	Nurse			capital
	and allied	Physician	Clinical trial	management
	staffing	staffing	services	services	Total
Balances as of December 31, 2011
Aggregate goodwill acquired	$259,732	$43,405	$61,900	$19,307	$384,344
Accumulated impairment loss	(241,000)	-	-	-	(241,000)
Goodwill, net of impairment loss	18,732	43,405	61,900	19,307	143,344

Changes to aggregate goodwill in 2012
Currency translation adjustment for AKOS	-	-	62	-	62
Impairment charge	(18,732)	-	-	-	(18,732)

Balances as of June 30, 2012
Aggregate goodwill acquired	259,732	43,405	61,962	19,307	384,406
Accumulated impairment loss	(259,732)	-	-	-	(259,732)
Goodwill, net of impairment loss	$-	$43,405	$61,962	$19,307	$124,674

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

As of June 30, 2012, the Company determined there were indicators which triggered an impairment analysis of its goodwill and indefinite-lived intangible assets and, therefore, the Company completed the first step of its goodwill impairment testing. At the end of the second quarter of 2012, the Company’s stock price declined from December 31, 2011. Furthermore, slower than expected booking momentum and reduced contribution income in the Company’s nurse and allied staffing segment resulted in a downward revision to this segment’s forecast.  Additionally, the Company was closely monitoring the performance of the clinical trial services and physician staffing businesses due to a small margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the small margin between the carrying amount and fair value of the nurse and allied staffing reporting unit as of the March 31, 2012 interim impairment testing.

The first step in its impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company estimated the fair value based on a weighting of both the income approach and the market approach (blended fair value) for each of the reporting units, except nurse and allied staffing, which was based entirely on the income approach. Had the Company applied the market multiple approach to the nurse and allied staffing reporting unit, as it has done historically, it would have resulted in a very wide disparity between the revenue-based and EBITDA-based implied market enterprise values.  Accordingly, the Company concluded that the income approach was more appropriate in determining the fair value of its nurse and allied staffing reporting unit as of June 30, 2012.

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

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. The Company utilized total enterprise value/revenue multiples ranging from 0.43 to 1.00 and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 4.17 to 10.00. The reporting units’ market values were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for its physician staffing,  clinical trial services and retained search reporting units; and a 100% weighting to the EBITDA multiples for the education and training reporting unit.

Upon completion of the second quarter 2012 assessment, the Company determined that the estimated fair value of the Company’s reporting units, with the exception of its nurse and allied staffing business, exceeded their respective carrying values as follows: physician staffing – 13.5%, clinical trial services – 9.2%, retained search – 30.2% and education and training –69.4%. These reporting units continue to generate positive cash flows from their operations, and the Company expects that they will continue to do so in 2012 and beyond. Accordingly, no impairment charges were warranted for these reporting units as of June 30, 2012.

As of June 30, 2012, the Company determined that the fair value of the nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in the Company’s second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing.  Pursuant to the second step of the interim impairment testing the Company was required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, the Company wrote off the remaining goodwill which resulted in a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012.

The total fair value of the reporting units was reconciled to the Company's June 30, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s share price. The Company’s market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. In performing the reconciliation of the Company’s market capitalization to fair value, the Company considered both quantitative and qualitative factors which supported the implied control premium. The Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between its market price at June 30, 2012 and its book value.

4.           EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to 2,048,871and 1,846,739 during the three and six months ended June 30, 2012 and 1,752,170 and 1,720,211 during the three and six months ended June 30, 2011, respectively. For purposes of calculating net loss per common share – diluted for the three and six months ended June 30, 2012, the Company excluded potentially dilutive shares of 32,259 and 51,479,  respectively, from the calculation as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(amounts in thousands)

Net (loss) income	$(14,504)	$1,573	$(15,088)	$1,780

Net (loss) income per common share-basic	$(0.47)	$0.05	$(0.49)	$0.06
Net (loss) income per common share-diluted	$(0.47)	$0.05	$(0.49)	$0.06

Weighted-average number of shares outstanding-basic	30,799	31,148	30,783	31,126
plus dilutive equity awards	-	70	-	78
Weighted-average number of shares outstanding-diluted	30,799	31,218	30,783	31,204

5.           ACQUISITIONS

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of June 30, 2012, an indemnification escrow account of $3.6 million exists.

6.           DEBT

At June 30, 2012 and December 31, 2011, long-term debt consists of the following:

	June 30,	December 31,
	2012	2011
	(amounts in thousands)

Term loan, interest 1.97% at June 30, 2012	$35,734	$41,451
and 2.28% at December 31, 2011
Capital lease obligations	494	595
Total debt	36,228	42,046
Less current portion	(3,959)	(16,998)
Long-term debt	$32,269	$25,048

As of June 30, 2012, the Company had a senior secured credit agreement which included a term loan and a $50.0 million revolving credit facility (Existing Credit Agreement). Under this Existing Credit Agreement, as of June 30, 2012, the Company had no amounts outstanding on its revolving credit facility, other than $12.6 million of standby letters of credit, leaving $37.4 million available for borrowing. As of June 30, 2012, interest on its revolving credit facility was based on LIBOR plus a margin of 3.25% or Base Rate (as defined by the Existing Credit Agreement) plus a margin of 2.25%. The Company was required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2012 was 0.50%. The interest rate spreads on its term loan as of June 30, 2012 were based on LIBOR plus a margin of 1.75% or Base Rate plus a margin of 0.75%.

As of June 30, 2012, the Company has classified $23.8 million of the short-term portion of the term loan under its Existing Credit Agreement, as long-term due to its intent and ability to refinance on a long-term basis, as discussed below.

Subsequent to June 30, 2012, the Company entered into a new senior secured credit agreement, dated as of July 10, 2012 (New Credit Agreement), by and among the Company, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent.  The New Credit Agreement provides for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which includes a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit.  Swingline loans and letters of credit issued under the New Credit Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions under the New Credit Agreement, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase its total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

Upon closing of the New Credit Agreement the Company borrowed $25.0 million in term loan and $11.0 million from the revolving credit facility. The proceeds were used to repay the indebtedness on its Existing Credit Agreement and for the payment of fees and expenses.  The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. Effective at inception, interest on the term loan and revolving credit portion of the New Credit Agreement is based on LIBOR plus a margin of 2.00% or Base Rate (as defined by the New Credit Agreement) plus a margin of 1.00%. In addition, the Company is required to pay a quarterly commitment fee on its average daily unused portion of the revolving loan facility of 0.375%. The interest rate spreads and fees can fluctuate during the term of the New Credit Agreement based on the consolidated total leverage ratio at each calculation date, as defined.

In conjunction with this New Credit Agreement in the third quarter of 2012, the Company expects to write off approximately $0.2 million of debt issuance costs related to the Existing Credit Agreement. In addition, the Company incurred approximately $1.1 million of financing fees related to the New Credit Agreement which will be capitalized as debt issuance costs.  The deferred costs related to the revolving credit facility will be amortized on a straight-line basis, and the deferred costs related to the term loan facility will be amortized using the effective interest method, both, over the life of the New Credit Agreement.

Under the New Credit Agreement, the Company is required to make certain mandatory prepayments of its outstanding term loan and revolving loan in connection with receipt by the Company or its subsidiaries of net proceeds from the sale of assets, insurance recoveries, the issuance of equity or securities, or the incurrence or issuance of other debt.  In addition, if the Company’s consolidated total leverage ratio (as defined in the New Credit Agreement) is greater than or equal to 1.50 to 1.00 in any fiscal year, the Company is required to make mandatory prepayments of 50% of its excess cash flow (if any) for that fiscal year.

The New Credit Agreement contains customary representations, warranties, and affirmative covenants. The New Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including with respect to (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, the Company is required to meet certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a limit on aggregate capital expenditures in each fiscal year.  The New Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents. The commitments under the New Credit Agreement are secured by substantially all of the Company’s assets.

Wells Fargo Bank, National Association, as administrative agent, has required the Company to submit a compliance certificate as of June 30, 2012 under the terms of the New Credit Agreement instead of the Existing Credit Agreement. The table below summarizes what the Company believes to be the key financial covenant requirements, as defined by the New Credit Agreement, and the Company’s actual performance as of June 30, 2012.

	Requirements	Actual

Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.96 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	2.07 to 1.00

Maximum Capital Expenditures for 2012 (c)	$4.0 million	$1.7 million

——————
(a)	The Company’s Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the New Credit Agreement.

(b)	The Company’s Minimum Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than 1.75 for the duration of the New Credit Agreement.
(c)
The Maximum Capital Expenditures limit as defined by the New Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the New Credit Agreement are: 1) $4.0 million in the fiscal year 2012; 2) $6.0 million in the fiscal year 2013; 3) $6.6 million in 2014; 4) $7.2 million in fiscal year 2015; 5) $7.9 million in fiscal year 2016; and 6) $8.5 million in fiscal year 2017.

The foregoing description of the New Credit Agreement is qualified in its entirety by reference to the full terms and provisions of the New Credit Agreement as filed with the Securities and Exchange Commission on Form 8-K on July 13, 2012.

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured credit agreement. As of June 30, 2012, the Company’s capital lease obligations mature serially through December 31 as follows (amounts in thousands): 2012 - $103; 2013- $215; 2014 - $83; 2015 - $65; and 2016 - $28.

The term loan under the Company’s New Credit Agreement matures serially as follows:

Through Year Ending December 31 (amounts in thousands)

2012	$1,875
2013	4,375
2014	5,000
2015	5,313
2016	5,625
Thereafter	2,812
$25,000

The Company intends to finance its borrowings under the revolving credit facility of the New Credit Agreement on a long-term basis.

7.           FAIR VALUE MEASUREMENTS

The Company adopted Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (ASU 2011-04) for its consolidated financial statements in the first quarter of 2012. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence. The adoption of this standard in the first quarter did not change the Company’s disclosures.

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

Fair Value of Financial Instruments:

Unless otherwise disclosed in the notes to the condensed consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term cash investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. Short-term cash investments on the accompanying condensed consolidated balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At both June 30, 2012 and December 31, 2011, other long-term assets included approximately $0.8 million of foreign investments in highly liquid time deposits with original maturities greater than one year. The carrying value of these investments on the consolidated condensed balance sheet approximates their fair value.

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

Items Measured at Fair Value on a Recurring Basis:

At June 30, 2012 and December 31, 2011, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities, its short-term cash investments, and long-term cash investments included in other long-term assets. The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company utilizes Level 2 inputs to value its short and long-term cash investments.

The Company did not hold any Level 3 assets or liabilities that are measured on a recurring basis at June 30, 2012 or December 31, 2011. The Company’s short and long-term cash investments are measured using quoted prices in inactive markets.  The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2012 and December 31, 2011:

Fair Value Measurements
(amounts in thousands)

	June 30,	December 31,
(Level 1)	2012	2011
Financial Liabilities:
Deferred compensation	$1,281	$1,322

(Level 2)

Financial Assets:
Short-term cash investments	$1,661	$1,691
Long-term cash investments	$809	$820

Items Measured at Fair Value on a Non-Recurring Basis:

If  required by the Intangibles-Goodwill and Other Topic of the FASB ASC, the Company’s goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) described in Note 3- Goodwill and Other Identifiable Intangible Assets.  Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. As a result of its interim goodwill impairment testing during the three months ended June 30, 2012, the Company recorded a goodwill impairment charge of $18.7 million which eliminated all the remaining goodwill in its nurse and allied staffing segment, see Note 3 – Goodwill and Other Identifiable Intangible Assets.  Goodwill, trademarks and other intangible assets represented 83.7% and 86.9% of the Company’s stockholders’ equity as of June 30, 2012 and December 31, 2011, respectively.

The Company did not have any remaining goodwill in its nurse and allied staffing segment as of June 30, 2012, as shown below:

Fair Value Measurements
(amounts in thousands)

(Level 3)
Nurse and allied staffing segment
goodwill at June 30, 2012	$-

8.           STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the six months ended June 30, 2012, the Company repurchased, under its February 2008 Board authorization, a total of 71,653 shares at an average price of $5.22. The cost of such repurchases was approximately $0.4 million. All of the common stock was retired. During the six months ended June 30, 2011, the Company was restricted from buying its common stock under its Credit Agreement.

As of June 30, 2012, the Company may purchase up to an additional 942,443 shares of common stock, subject to certain conditions in the Company’s Credit Agreement. At June 30, 2012, the Company had approximately 30.9 million shares of common stock outstanding.

Share-Based Payments

During the three and six months ended June 30, 2012, $0.7 million and $1.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 161,944 shares of common stock were issued upon vesting of restricted stock awards in the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2011, $0.8 million and $1.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 122,087 shares of common stock were issued upon vesting of restricted stock awards in the three and six months ended June 30, 2011.

In June 2012, 337,220 shares of restricted stock at a market price of $4.35 were granted to Directors and key employees of the Company. In addition, 344,500 stock appreciation rights were granted to key employees at a weighted average price of $4.35 and a weighted average valuation per share of $1.65. Similar to prior grants, the restricted stock vests ratably over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

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

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$67,617	$68,271	$137,154	$135,128
Physician staffing	30,939	30,603	60,198	60,039
Clinical trial services	17,425	16,485	34,297	32,117
Other human capital management services	10,291	10,683	21,295	20,804
	$126,272	$126,042	$252,944	$248,088

Contribution income (a):
Nurse and allied staffing	$2,242	$5,633	$6,241	$10,644
Physician staffing	2,677	2,903	5,084	5,665
Clinical trial services	1,560	1,552	2,883	2,844
Other human capital management services	275	946	1,385	1,336
	6,754	11,034	15,593	20,489
Unallocated corporate overhead	5,910	5,751	12,376	11,339
Depreciation	1,559	1,804	3,152	3,645
Amortization	819	877	1,637	1,842
Impairment charge (b)	18,732	-	18,732	-
(Loss) income from operations	$(20,266)	$2,602	$(20,304)	$3,663

——————
(a)
The Company defines contribution income as (loss) income from operations before depreciation, amortization, impairment charge and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
During the second quarter of 2012, the Company recognized a goodwill impairment charge of $18.7 million on its nurse and allied staffing segment. Refer to discussion in Note 3-Goodwill and Other Identifiable Intangible Assets.

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

Sales & Other State Non-income Tax Liabilities

The Company’s sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions.  The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised.

During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state were subject to a tax not previously paid by the Company. As a result, during the fourth quarter of 2011, the Company conducted an initial review of certain other states to determine if any additional exposures existed and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and estimated a liability related to these matters. Based on its best estimate of probable settlement, the Company accrued a pretax liability of approximately $0.7 million in the year ended December 31, 2011. During the three and six months ended June 30, 2012, based on revised estimates of probable settlement, an expected state non-income tax audit assessment, and additional estimates for current year activity, the Company accrued an additional pretax liability related to these non-income tax matters of approximately $0.5 million and $0.8 million, respectively, primarily related to the 2005-2011 tax years. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities on its condensed consolidated balance sheets. The Company is working with professional tax advisors and state authorities to resolve these matters.

11.           INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 30.9% including the impact of discrete items. The effective tax rate is lower than the statutory rates primarily due to the impact of the impairment charge along with lower projected full year pretax income offset by the non-deductibility of certain per diem expenses. The effective tax rate was 30.4% and 30.2%, during the three and six months ended June 30, 2012, respectively. Excluding discrete items, the effective tax rate in the six months ended June 30, 2012, would have been 31.2%. There were no discrete items in the three month ended June 30, 2012.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(amounts in thousands)
Balance at January 1, 2012	$4,500
Additions based on tax provisions related to prior years	45
Additions based on tax provisions related to current year	335
Settlements of tax positions related to prior years	(20)
Balance at June 30, 2012	$4,860

As of June 30, 2012, the Company had approximately $4.4 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the six months ended June 30, 2012, the Company had gross increases of $0.4 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had immaterial gross decreases to its unrecognized tax benefits related to the settlement of a certain state tax issue.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.8 million and $0.7 million for the payment of interest and penalties at June 30, 2012 and December 31, 2011, respectively.

The tax years 2004, 2005 and 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of certain states in which the statute of limitations has been extended.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended June 30, 2012, our nurse and allied staffing business segment represented approximately 54% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 40% of our total revenue and 75% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 24% of our second quarter 2012 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 14% of our revenue and consists of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training and retained search services.

For the quarter ended June 30, 2012, our revenue was $126.3 million, and we had a net loss of $14.5 million, or $0.47 per diluted share, which included a non-cash impairment charge related to our nurse and allied staffing segment of $18.7 million pretax ($12.0 million, after taxes, or a loss of $0.39 per diluted share). Cash flow provided by operating activities for the six months ended June 30, 2012 was $3.8 million. Cash flow from operating activities and cash on hand was used to repay a net of $5.8 million of total debt, for capital expenditures of $1.7 million, and for stock repurchases of $0.4 million. We ended the second quarter of 2012 with total debt of $36.2 million and $6.2 million of cash and cash equivalents, resulting in a ratio of debt, net of cash, to total capitalization of 11.1%.

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

Nurse and Allied Staffing

The stronger national labor market dynamics we experienced in the first quarter of the year appear to have weakened during the second quarter. As a result, the underlying strength of the environment for our nurse and allied staffing business weakened rather than improved during the second quarter, despite an uptick in orders from hospital clients. And while our booking trends over the last two months have improved, our second quarter booking activity was flat with the first quarter despite a significant increase in open orders for contract nurses versus the first quarter.  Our book to bill ratio, which measures net weeks booked as a percentage of the average field FTE count, was 99% in the second quarter of 2012, and 112% so far in our third quarter.

Our nurse and allied staffing results were impacted by a number of factors in the second quarter, which, among other things, include:

●	The delay of a scheduled, large electronic medical record implementation (EMR) project, which had already been fully-staffed by us;

●	Margin compression due to:

-
A  contraction in the nurse and allied staffing bill-pay spread due to a change in the geographic mix that typically would have been offset by a corresponding reduction in housing expenses, which did not occur due to the higher national apartment rental market

-	A significant increase in field personnel medical claims, and

-	An unusual increase in the severity of a few ongoing workers’ compensation claims

●	As well as increased accruals for estimated state non-income taxes

The resulting lower than expected revenue in the first half of 2012 in this segment reduced operating leverage as our overhead was calibrated to a greater level of staffing activity.  A key focus in the near-term will be to bring our overhead structure into better alignment with our revenue opportunity.  At the same time, we will continue to press for higher bill rates to help offset some of the margin pressure we experienced in the second quarter relative to direct costs.

Physician Staffing

In the second quarter of 2012, revenue from our physician staffing services increased compared to the prior year’s second quarter and the first quarter of 2012. The physician staffing business appears to have stabilized in the last several quarters despite continued pressure relating to the increased willingness of physicians to become employees of hospitals and health systems.

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

Clinical Trial Services

In the second quarter of 2012, revenue in our clinical trial services business segment increased both sequentially and compared to the second quarter of 2011. We have been experiencing gradual improvement in the core contract staffing and functional outsourcing components of this segment, which represented approximately 94% of segment revenue in the second quarter of 2012, and have seen an increased level of interest for drug safety work. During the past several quarters, there has been a moderate increase in research and development (R&D) activity by pharmaceutical and biotechnology companies following a multi-year period of uncertainty with respect to R&D spending as a result of significant merger and acquisition (M&A) activity in the pharmaceutical and biotechnology sector. One benefit from this M&A activity is that our business is one of the most substantial staffing providers to contract research organizations (CROs) that does not compete with them as a CRO.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012		2011	2012		2011
Revenue from services	100.0%		100.0%	100.0%		100.0%
Direct operating expenses	74.8		72.5	74.1		72.8
Selling, general and administrative expenses	24.3		23.4	24.5		23.5
Bad debt expense	0.2		(0.1)	0.1		0.0
Depreciation and amortization	1.9		2.1	1.9		2.2
Impairment charge	14.8		-	7.4		-
(Loss) income from operations	(16.0)		2.1	(8.0)		1.5
Foreign exchange (income) loss	(0.1)		0.0	(0.0)		0.0
Interest expense	0.5		0.6	0.5		0.6
Other expense (income), net	0.1		(0.0)	0.0		(0.0)
(Loss) income before income taxes	(16.5)		1.5	(8.5)		0.9
Income tax (benefit) expense	(5.0)		0.3	(2.6)		0.2
Net (loss) income	(11.5	) %	1.2%	(5.9	) %	0.7%

Acquisitions

MDA Holdings, Inc.

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). As of June 30, 2012, an indemnification escrow account of $3.6 million exists.

Goodwill, Trademarks and Other Identifiable Intangible Assets

Goodwill, trademarks and other intangible assets represented 83.7% of our stockholders’ equity as of June 30, 2012. Goodwill, trademarks and other identifiable intangible assets from acquisitions were $124.7 million, $52.1 million and $19.6 million, respectively, net of accumulated amortization, at June 30, 2012. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually at year-end, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

See Critical Accounting Principles and Estimates and Note 3- Goodwill and Other Identifiable Intangible Assets for a detailed description of the results of our impairment analysis conducted in the second quarter of 2012, which resulted in an impairment charge related to the goodwill of our nurse and allied staffing reporting unit.

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

•
Clinical trial services - The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals on a contract and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the U.S.

•
Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses that both have operations within the U.S.

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$67,617	$68,271	$137,154	$135,128
Physician staffing	30,939	30,603	60,198	60,039
Clinical trial services	17,425	16,485	34,297	32,117
Other human capital management services	10,291	10,683	21,295	20,804
	$126,272	$126,042	$252,944	$248,088

Contribution income (a):
Nurse and allied staffing	$2,242	$5,633	$6,241	$10,644
Physician staffing	2,677	2,903	5,084	5,665
Clinical trial services	1,560	1,552	2,883	2,844
Other human capital management services	275	946	1,385	1,336
	6,754	11,034	15,593	20,489
Unallocated corporate overhead	5,910	5,751	12,376	11,339
Depreciation	1,559	1,804	3,152	3,645
Amortization	819	877	1,637	1,842
Impairment charge (b)	18,732	-	18,732	-
(Loss) income from operations	$(20,266)	$2,602	$(20,304)	$3,663

———————
(a)
We define contribution income as (loss) income from operations before depreciation, amortization, impairment charge and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
During the second quarter of 2012, we recognized a goodwill impairment charge of $18.7 million, pretax, on our nurse and allied staffing segment. Refer to discussion in Critical Accounting Principles and Estimates and in Note 3 -Goodwill and Other Identifiable Intangible Assets, to our consolidated condensed financial statement.

Comparison of Results for the Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Revenue from services

Revenue from services increased $0.2 million, or 0.2%, to $126.3 million for the three months ended June 30, 2012, as compared to $126.0 million for the three months ended June 30, 2011. The increase was primarily due to higher revenue from our clinical trial services and physician staffing business segments, partially offset by lower revenue from our nurse and allied staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $0.7 million, or 1.0%, to $67.6 million in the three months ended June 30, 2012, from $68.3 million in the three months ended June 30, 2011, due to lower staffing volume in the three months ended June 30, 2012.

The average number of nurse and allied staffing FTEs on contract during the three months ended June 30, 2012, decreased 1.4% from the three months ended June 30, 2011. The average nurse and allied staffing revenue per FTE per day increased slightly in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due to an increase in our average bill rates of 1.8% partially offset by a decrease in the average hours provided by our nurse and allied professionals.

Physician staffing

Revenue from our physician staffing business increased $0.3 million or 1.1% to $30.9 million for the three months ended June 30, 2012, compared to $30.6 million in the three months ended June 30, 2011. The increase in revenue reflects higher revenue per day filled partly offset by slightly lower volume.

Physician staffing days filled is a metric that we use to measure volume in this business segment. Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 1.3% to 21,447 days in the three months ended June 30, 2012, compared to 21,737 days in the three months ended June 30, 2011. Revenue per day filled for the three months ended June 30, 2012 was $1,443, a 2.5% increase from the three months ended June 30, 2011. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $0.9 million, or 5.7%, to $17.4 million in the three months ended June 30, 2012, from $16.5 million in the three months ended June 30, 2011. This increase was primarily due to higher staffing volume in our traditional contract staffing portion of this business and an increase in placement fees.

Other human capital management services

Revenue from other human capital management services for the three months ended June 30, 2012, decreased $0.4 million, or 3.7%, to $10.3 million from $10.7 million in the three months ended June 30, 2011, reflecting a lower number of newly initiated searches and placements in our retained search business and a reduction in the number of seminars along with reduced seminar attendance in our education and training business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $3.0 million, or 3.3%, to $94.4 million for the three months ended June 30, 2012, as compared to $91.4 million for three months ended June 30, 2011.

As a percentage of total revenue, direct operating expenses represented 74.8% of revenue for the three months ended June 30, 2012, and 72.5% for the three months ended June 30, 2011. The increase was primarily due to an increase in compensation and independent contractor expenses and higher health and workers’ compensation insurance expenses for our field staff.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.3 million, or 4.3%, to $30.7 million for the three months ended June 30, 2012, as compared to $29.5 million for the three months ended June 30, 2011. As a percentage of total revenue, selling, general and administrative expenses were 24.3% and 23.4%, for the three months ended June 30, 2012 and 2011, respectively. The increase is primarily due to an increase in selling, general and administrative expenses in our nurse and allied staffing business due to investments we made, primarily during 2011, in our MSP delivery infrastructure in anticipation of earlier phase-ins of some of our MSP implementations. In addition, selling, general and administrative expenses in the three months ended June 30, 2012 included $0.5 million of increased accruals for estimated state non-income taxes primarily related to our estimates for the 2005-2011 tax years as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements.

Included in selling, general and administrative expenses are unallocated corporate overhead of $5.9 million for three months ended June 30, 2012, compared to $5.8 million for the three months ended June 30, 2011.  As a percentage of consolidated revenue, unallocated corporate overhead was 4.7% and 4.6% for the three month periods ended June 30, 2012 and 2011, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.7 million and $0.8 million in the three months ended June 30, 2012 and 2011, respectively.

Bad debt expense

In the three months ended June 30, 2012, we recorded $0.3 million of reserves for bad debt representing 0.2% of consolidated revenue from services.  In the three months ended June 30, 2011, we reversed $0.1 million of reserves for bad debt due to improved quality of our receivables.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended June 30, 2012, decreased $3.4 million or 60.2%, to $2.2 million from $5.6 million in three months ended June 30, 2011. As a percentage of segment revenue, contribution income was 3.3% for the three months ended June 30, 2012, and 8.3% for the three months ended June 30, 2011. This decrease was due to a combination of  higher field staff insurance expenses,  higher selling, general and administrative expenses, and a narrowing of our bill pay spread due to changes in geographic mix in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We made investments in 2011 to our infrastructure to support anticipated revenue growth that has been slower than expected in 2012. In the near-term we expect to recalibrate our overhead structure in this business segment to be more in line with our near term revenue opportunity. In addition, selling, general and administrative expenses in this business segment included $0.3 million of increased accruals for estimated state non-income taxes as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements.

Physician staffing

Contribution income from physician staffing for the three months ended June 30, 2012 decreased $0.2 million or 7.8% to $2.7 million, from $2.9 million in the three months ended June 30, 2011. As a percentage of segment revenue, contribution income was 8.7% in the three months ended June 30, 2012 compared to 9.5% in the three months ended June 30, 2011. This decrease was primarily due to higher physician expenses as a percentage of revenue in the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Clinical trial services

Contribution income from clinical trial services was $1.6 million in the three months ended June 30, 2012, a slight increase from the three months ended June 30, 2011. As a percentage of segment revenue, contribution income was 9.0% in the three months ended June 30, 2012 compared to 9.4% in the three months ended June 30, 2011.  This decrease is primarily due to higher insurance expenses for field staff, partially offset by improved operating leverage.

Other human capital management services

Contribution income from other human capital management services for the three months ended June 30, 2012 decreased $0.7 million, or 70.9%, to $0.3 million, from $0.9 million in the three months ended June 30, 2011. Contribution income as a percentage of segment revenue was 2.7% for the three months ended June 30, 2012 and 8.9% for the three months ended June 30, 2011. The decrease in contribution income margin was due to negative operating leverage, and $0.2 million of increased accruals for estimated state non-income taxes primarily related to our estimates for the 2005-2011 tax years as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines, the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionally strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended June 30, 2012, totaled $2.4 million as compared to $2.7 million for the three months ended June 30, 2011. As a percentage of consolidated revenue, depreciation and amortization expense was 1.9% for the three months ended June 30, 2012 and 2.1% for the three months ended June 30, 2011.

Impairment Charge

Impairment charge in the three months ended June 30, 2012 represents impairment of goodwill for the nurse and allied staffing segment due to the results of an interim impairment analysis pursuant to the Intangibles – Goodwill and Other Topic of the FASB ASC. We determined that the fair value of our nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012.   See Critical Accounting Principles and Estimates and Note 3 – Goodwill and Other Identifiable Intangible Assets to our condensed consolidated financial statements.

Interest expense

Interest expense totaled $0.6 million for the three months ended June 30, 2012 compared to $0.7 million for the three months ended June 30, 2011. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.1% for the three month period ended June 30, 2012 and 2.3% for the three month period ended June 30, 2011.

Income tax (benefit) expense

Income tax benefit totaled $6.3 million for the three months ended June 30, 2012, as compared to $0.4 million expense for the three months ended June 30, 2011. The effective tax rate was 30.4% and 19.4% in the three months ended June 30, 2012 and 2011, respectively.  Excluding the impact of certain discrete items, the effective tax rate in the three months ended June 30, 2011 would have been 54.3%. There were no discrete items in the three months ended June 30, 2012.  The lower effective tax rate in the three months ended June 30, 2012, is primarily due to the relationship of the pretax loss along with the impact of permanent book tax differences and reserves for uncertain tax positions.  The impact of these permanent items and reserves reduced our income tax benefit in the three months ended June 30, 2012, and caused an increase in income tax expense in the three months ended June 30, 2011.

Comparison of Results for the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Revenue from services

Revenue from services increased $4.9 million, or 2.0%, to $252.9 million for the six months ended June 30, 2012, as compared to $248.1 million for the six months ended June 30, 2011. Revenue from services increased in all four of our business segments. The increase was primarily attributable to our clinical trial services business segment and secondarily to our nurse and allied staffing business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $2.0 million, or 1.5%, to $137.2 million in the six months ended June 30, 2012, from $135.1 million in the six months ended June 30, 2011, due to slightly higher staffing volume and higher average bill rates in the six months ended June 30, 2012.

The average number of nurse and allied staffing FTEs on contract during the six months ended June 30, 2012, increased 0.3% from the six months ended June 30, 2011. The average nurse and allied staffing revenue per FTE per day increased 0.7% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to an increase in our average bill rates of 2.3% partially offset by a decrease in the average hours provided by our nurse and allied professionals.

Physician staffing

Revenue from our physician staffing business increased $0.2 million, or 0.3%, to $60.2 million for the six months ended June 30, 2011, compared to $60.0 million in the six months ended June 30, 2011. The revenue increased due to an increase in revenue per days filled, partially offset by lower volume.

Physician staffing days filled is a metric that we use to measure volume in this business segment. Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 0.8% to 42,064 days in the six months ended June 30, 2012, compared to 42,405 days in the six months ended June 30, 2011. Revenue per day filled for the six months ended June 30, 2012 was $1,431, a 1.1% increase from the six months ended June 30, 2011. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $2.2 million, or 6.8%, to $34.3 million in the six months ended June 30, 2012, from $32.1 million in the six months ended June 30, 2011. This increase was primarily due to significantly higher staffing volume partially offset by lower average bill rates in our traditional contract staffing portion of this business, as well as an increase in direct placement revenue.

Other human capital management services

Revenue from other human capital management services for the six months ended June 30, 2012, increased $0.5 million, or 2.4%, to $21.3 million from $20.8 million in the six months ended June 30, 2011, reflecting an increase in revenue from our retained search business, partially offset by a decrease in our education and training business, primarily related to lower seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $7.0 million, or 3.9%, to $187.5 million for the six months ended June 30, 2012, as compared to $180.5 million for six months ended June 30, 2011.

As a percentage of total revenue, direct operating expenses represented 74.1% of revenue for the six months ended June 30, 2012, and 72.8% for the six months ended June 30, 2011. The increase was primarily due to higher field compensation and independent contractor expenses as a percentage of revenue combined with higher health and workers’ compensation expenses for our field staff.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.5 million, or 6.0%, to $61.9 million for the six months ended June 30, 2012, as compared to $58.3 million for the six months ended June 30, 2011. As a percentage of total revenue, selling, general and administrative expenses were 24.5% and 23.5%, for the six months ended June 30, 2012 and 2011, respectively.  The increase is primarily due to an increase in selling, general and administrative expenses in our nurse and allied staffing business due to investments we made, primarily during 2011, in our MSP delivery infrastructure in anticipation of earlier phase-ins of some MSP implementations. In addition, selling, general and administrative expenses in the six months ended June 30, 2012 included $0.8 million of  increased accruals for estimated state non-income taxes primarily related to our estimates for the 2005-2011 tax years as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements.

Included in selling, general and administrative expenses are unallocated corporate overhead of $12.4 million for six months ended June 30, 2012, compared to $11.3 million for the six months ended June 30, 2011. This increase in unallocated corporate overhead was primarily due to higher compensation expenses and an increase in consulting expenses.  As a percentage of consolidated revenue, unallocated corporate overhead was 4.9% and 4.6% for the six month periods ended June 30, 2012 and 2011, respectively. Share-based compensation, included in unallocated corporate overhead, was $1.4 million and $1.5 million in the six months ended June 30, 2012 and 2011, respectively.

Bad debt expense

In the six months ended June 30, 2012 and 2011, we recorded $0.4 million and $0.1 million of reserves for bad debt representing 0.1% and 0.0% of consolidated revenue from services, respectively.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the six months ended June 30, 2012, decreased $4.4 million or 41.4%, to $6.2 million from $10.6 million in six months ended June 30, 2011. As a percentage of segment revenue, contribution income was 4.6% for the six months ended June 30, 2012, and 7.9% for the six months ended June 30, 2011. This decrease was due to a combination of higher selling, general and administrative expenses, higher field insurance expenses, and a lower bill pay spread, partially offset by an increase in revenue in the six months ended June 30, 2012. We made investments in 2011 to our infrastructure to support anticipated revenue growth that was slower than expected through the second quarter of 2012.

Physician staffing

Contribution income from physician staffing for the six months ended June 30, 2012 decreased $0.6 million or 10.3% to $5.1 million, from $5.7 million in the six months ended June 30, 2011. As a percentage of segment revenue, contribution income was 8.4% in the six months ended June 30, 2012 compared to 9.4% in the six months ended June 30, 2011. This decrease was primarily due to higher physician and professional liability expenses as a percentage of revenue in the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Clinical trial services

Contribution income from clinical trial services was $2.9 million in the six months ended June 30, 2012, a 1.4% increase from the six months ended June 30, 2011. As a percentage of segment revenue, contribution income was 8.4% in the six months ended June 30, 2012 compared to 8.9% in the six months ended June 30, 2011.  In the six months ended June 30, 2012, selling, general and administrative expenses for this business segment included an accrual of $0.3 million related to increased accruals for estimated state non-income taxes as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements. Without this impact, contribution income as a percentage of segment revenue would have been 9.4%, reflecting improved operating leverage.

Other human capital management services

Contribution income from other human capital management services for the six months ended June 30, 2012 increased slightly to $1.4 million, from $1.3 million in the six months ended June 30, 2011. Contribution income as a percentage of segment revenue was 6.5% for the six months ended June 30, 2012 and 6.4% for the six months ended June 30, 2011. Revenue and operating improvement from our retained search business was substantially offset by the impact of lower seminar attendance in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense in the six months ended June 30, 2012, totaled $4.8 million as compared to $5.5 million for the six months ended June 30, 2011. As a percentage of consolidated revenue, depreciation and amortization expense was 1.9% for the six months ended June 30, 2012 and 2.2% for the six months ended June 30, 2011.

Impairment Charge

Impairment charge in the six months ended June 30, 2012 represents impairment of goodwill for the nurse and allied staffing segment due to the results of an interim impairment analysis pursuant to the Intangibles – Goodwill and Other Topic of the FASB ASC.  We determined that the fair value of our nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012. See Critical Accounting Principles and Estimates and Note 3 – Goodwill and Other Identifiable Intangible Assets to our condensed consolidated financial statements.

Interest expense

Interest expense totaled $1.2 million for the six months ended June 30, 2012 compared to $1.5 million for the six months ended June 30, 2011. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.2% for the six month period ended June 30, 2012 and 2.3% for the six month period ended June 30, 2011.

Income tax (benefit) expense

Income tax benefit totaled $6.5 million for the six months ended June 30, 2012, as compared to $0.6 million expense for the six month period ending June 30, 2011. The effective tax rate was 30.2% and 24.3% for the six months ended June 30, 2012 and 2011, respectively.  Income tax benefit in the six months ended June 30, 2012 included $0.2 million of adjustments related to prior year estimates.  Excluding this adjustment to prior year estimates and the impact of certain discrete items, the effective tax rate would have been 31.2% compared to 53.2% in the six months ended June 30, 2012 and 2011, respectively.  The lower effective tax rate in the six months ended June 30, 2012, is primarily due to the relationship of the pretax loss along with the impact of permanent book tax differences and reserves for uncertain tax positions.  The impact of these permanent items and reserves reduced our income tax benefit in the six months ended June 30, 2012, and caused an increase in income tax expense in the three months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.9 to 1. Working capital increased $9.3 million to $67.7 million as of June 30, 2012 from $58.5 million as of December 31, 2011, primarily due to a reclassification of $13.0 million of our total debt from short-term to long-term as a result of our ability and intent to refinance on a long-term basis.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service.  We believe that operating cash flows, along with cash on hand will be sufficient to meet these needs during the next twelve months. We continue to evaluate acquisition opportunities that may require additional funding.  In addition to those amounts available under our new credit agreement discussed below, to the extent available to us, we may incur up to an additional $45.0 million in Indebtedness (as defined by our credit agreement).

Net cash provided by operating activities was $3.8 million in the six months ended June 30, 2012, compared to $11.4 million in the six months ended June 30, 2011. The decrease in cash flow from operations is primarily due to lower profitability in the six months ended June 30, 2012 and the timing of other payments.  The number of days’ sales outstanding was 53 days at both June 30, 2012 and December 31, 2011.

Investing activities used $1.8 million in the six months ended June 30, 2012, compared to $2.3 million in the six months ended June 30, 2011. We used $1.7 million for capital expenditures in the six months ended June 30, 2012 compared to $2.2 million in the six months ended June 30, 2011.

Net cash used in financing activities during the six months ended June 30, 2012, was $6.4 million compared to $4.1 million during the six months ended June 30, 2011, primarily related to net payments on our total debt in both periods. During the six months ended June 30, 2012, we repaid a total of $5.8 million on our total debt using cash on hand and cash flow from operations.  In addition, we used $0.4 million for stock repurchases, as described below.

Stockholders’ Equity

During the six months ended June 30, 2012, we repurchased 71,653 shares at an average price of $5.22, under our February 2008 Board of Directors’ authorization.  The cost of such purchases was $0.4 million. All of the common stock was retired.  During the six months ended June 30, 2011, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock.

As of June 30, 2012, under the remainder of the February 2008 Board of Directors’ authorization, we may purchase up to an additional 942,443 shares of common stock, subject to certain conditions in our existing credit agreement.

Credit Facility

As of June 30, 2012, we had a senior secured credit agreement which included a term loan with a balance of $35.6 million, and a $50.0 million revolving credit facility (Existing Credit Agreement). Under this Existing Credit Agreement, as of June 30, 2012, we had no amounts outstanding under our revolving credit facility, other than $12.6 million of standby letters of credit, leaving $37.4 million available for borrowing.

As of June 30, 2012, we classified $23.8 million of our short-term portion of the term loan under our Existing Credit Agreement, as long-term due to our intent and ability to refinance on a long-term basis, as discussed below.

Subsequent to June 30, 2012, we entered into a new senior secured credit agreement, dated as of July 10, 2012 (New Credit Agreement), by and among us, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent.  The New Credit Agreement provides for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which includes a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the New Credit Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions under the New Credit Agreement, we are permitted, at any time prior to the maturity date for the revolving credit facility, to increase our total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

Upon closing of the New Credit Agreement we borrowed $25.0 million under the term loan and $11.0 million from the revolving credit facility. The proceeds were used to repay the indebtedness on its Existing Credit Agreement and for the payment of fees and expenses. The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.  Effective at inception, interest on the term loan and revolving credit portion of the New Credit Agreement is based on LIBOR plus a margin of 2.00% or Base Rate (as defined by the New Credit Agreement) plus a margin of 1.00%. In addition, we are required to pay a quarterly commitment fee on our average daily unused portion of the revolving loan facility of 0.375%. The interest rate spreads and fees fluctuate during the term of the New Credit Agreement based on the consolidated total leverage ratio at each calculation date, as defined.

In conjunction with the refinancing in the third quarter of 2012, we expect to write off $0.2 million of debt issuance costs related to the Existing Credit Agreement. In addition, we incurred approximately $1.1 million of financing fees related to the New Credit Agreement which will be capitalized as debt issuance costs.  The deferred costs related to the revolving credit facility will be amortized on a straight-line basis, and the deferred costs related to the term loan facility will be amortized using the effective interest method, both, over the life of the New Credit Agreement.

Under the New Credit Agreement, we are required to make certain mandatory prepayments of our outstanding term and revolving loans in connection with receipt by us or any of our subsidiaries of net proceeds from the sale of assets, insurance recoveries, the issuance of equity or securities, or the incurrence or issuance of other debt.  In addition, if our consolidated total leverage ratio (as defined in the New Credit Agreement) is greater than or equal to 1.50 to 1.00 in any fiscal year, we are required to make mandatory prepayments of 50% of our excess cash flow (if any), as defined, for that fiscal year.

The New Credit Agreement contains customary representations, warranties, and affirmative covenants. The New Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including with respect to (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, we are required to meet certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a limit on aggregate capital expenditures in each fiscal year.  The New Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.
The commitments under the New Credit Agreement are secured by substantially all of the Company’s assets.

Wells Fargo Bank, National Association, as administrative agent, has required us to submit a compliance certificate as of June 30, 2012 under the terms of the New Credit Agreement instead of the Existing Credit Agreement. The table below summarizes what the Company believes to be the key financial covenant requirements, as defined by the New Credit Agreement, and the Company’s actual performance as of June 30, 2012.

	Requirements	Actual

Maximum Permitted Leverage Ratio (a)	2.50 to 1.00	1.96 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.75 to 1.00	2.07 to 1.00

Maximum Capital Expenditures for 2012 (c)	$4.0 million	$1.7 million

———————
(a)	Our Leverage Ratio must not be greater than 2.50 to 1.00 for the duration of the New Credit Agreement.
(b)	Our Minimum Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than 1.75 for the duration of the New Credit Agreement.
(c)
The Maximum Capital Expenditures limit as defined by the New Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the New Credit Agreement are: 1) $4.0 million in the fiscal year 2012; 2) $6.0 million in the fiscal year 2013; 3) $6.6 million in 2014; 4) $7.2 million in fiscal year 2015; 5) $7.9 million in fiscal year 2016; and 6) $8.5 million in fiscal year 2017.

The foregoing description of the New Credit Agreement is qualified in its entirety by reference to the full terms and provisions of the New Credit Agreement as filed with the Securities and Exchange Commission  on Form 8-K on July 13, 2012.

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of June 30, 2012:

Commitments	Total	2012	2013	2014	2015	2016	Thereafter
	(amounts in thousands)

Senior secured credit facility (a)	$35,734	$1,875	$4,375	$5,000	$5,313	$5,625	$13,546

Capital lease obligations	494	103	215	83	65	28	-

Operating leases obligations (b)	21,501	3,200	5,898	3,649	3,108	3,066	2,580

Purchase obligations (c)	1,328	264	699	299	66	-	-

	$59,057	$5,442	$11,187	$9,031	$8,552	$8,719	$16,126

———————

(a)
Amounts represent scheduled minimum maturities as financed under our New Credit Agreement described in Note 6 to our consolidated condensed financial statements. Under our credit facility, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared immediately due and payable.

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

As of June 30, 2012, we determined there were indicators which triggered an impairment analysis of our goodwill and indefinite-lived intangible assets and, therefore we completed the first step of our goodwill impairment testing. At the end of the second quarter of 2012, our stock price declined from December 31, 2011 and March 31, 2012. Furthermore, lower than expected booking momentum and reduced contribution income in our nurse and allied staffing segment resulted in a downward revision to its forecast. Additionally, we were closely monitoring the performance of our clinical trial services and physician staffing businesses due to a thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the thin margin between the carrying amount and fair value of our nurse and allied staffing reporting unit as of our March 31, 2012 interim impairment testing.

The first step in our impairment assessment requires us to determine the fair value of each of our reporting units and compare it to the reporting unit’s carrying amount. We estimated the fair value, based on a weighting of both the income approach and the market approach (blended fair value) for each of our reporting units, except nurse and allied staffing, which was based entirely on the income approach. Had we applied the market multiple approach to the nurse and allied staffing reporting unit, as we have done historically, it would have resulted in a very wide disparity between the revenue-based and EBITDA- based implied market enterprise values. Accordingly, we concluded that the income approach was more appropriate in determining the fair value of our nurse and allied staffing reporting unit as of June 30, 2012.

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

The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to our respective reporting units, to determine their value. We utilized total enterprise value/revenue multiples ranging from 0.43 to 1.00 and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 4.17 to 10.00. The reporting units’ market values were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for our physician staffing, clinical trial services and retained search reporting units; and a 100% weighting to the EBITDA multiples for our education and training reporting unit.

Upon completion of the second quarter 2012 assessment, we determined that the estimated fair value of our reporting units, with the exception of our nurse and allied staffing business, exceeded their respective carrying values as follows: physician staffing – 13.5%, clinical trial services – 9.2%, retained search – 30.2% and education and training – 69.4%. These reporting units continue to generate positive cash flows from their operations, and we expect that they will continue to do so in 2012 and beyond. Accordingly, no impairment charges were warranted for these reporting units as of June 30, 2012.

We determined that the fair value of our nurse and allied staffing unit was lower than it’s carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing.  Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we wrote off the remaining goodwill which resulted in a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012.

The total fair value of our reporting units was reconciled to our June 30, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s share price. The fair value under the blended fair value approach implied a control premium of 95%, which is within the range of amounts we estimate a buyer would be willing to pay in excess of the June 29, 2012 market price of $4.37 in order to acquire a controlling interest.  Our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. Our market capitalization as of June 30, 2012 was approximately $135.0 million. In performing the reconciliation of our market capitalization to fair value, we considered both quantitative and qualitative factors which supported the implied control premium.

The estimated fair value of our reporting units is highly sensitive to changes in projections and assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of the reporting unit is greater than its carrying value.

The table below provides a sensitivity analysis related to the impact of changes in certain key assumptions, on a standalone basis, on the percentage variance between fair value and carrying value for each of the reporting units with goodwill recorded on our balance sheet:

		Sensitivity Analysis
		Fair Value Variance versus Carrying Value
	June 30, 2012 Fair Value Variance versus Carrying Value	100 basis point increase in WACC	100 basis point decrease in Terminal Growth Rate	10% reduction in After-Tax Cash Flows

Physician staffing	13.5%	7.7%	11.0%	8.2%
Clinical trial services	9.2%	3.8%	6.9%	3.8%
Education and training	69.4%	58.1%	63.9%	58.8%
Retained search	30.2%	24.9%	28.4%	22.0%

Deferred Tax Assets and Liabilities

The tax effects resulting from our goodwill and intangible asset impairment charges through June 30, 2012, have resulted in a net deferred tax asset position on our condensed consolidated balance sheet as of June 30, 2012.  We have determined that it is more likely than not that the net deferred tax asset related to our cumulative impairment charges of $89.5 million will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.6 million has been recorded.  Refer to our Management’s Discussion and Analysis – Critical Accounting Principles and Estimates in our Form 10-K for further information.

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

The following revised and additional risk factors should be considered in addition to Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2011.

We could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

Our credit facility currently contains financial covenants. Further deterioration in our operating results could result in our inability to comply with these covenants which would result in a default under our credit facility. If an event of default exists, our lenders could call the indebtedness and we may not be able to obtain a waiver or renegotiate or secure other financing.

The delay or cancellation of any EMR implementations could adversely impact our operational results.

On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisioned more than $19 billion in incentives to healthcare organizations that modernize their medical records systems.  This legislation provides $2 billion in discretionary spending, primarily for grants and loans, and set a goal of utilization of a certified electronic health record for each person in the United States by 2014. Starting in 2015, physicians and hospitals that do not use certified products in a meaningful way will be penalized under the current legislation.  Based on this legislation, we have seen a surge in the utilization of our nurse and allied healthcare staffing services as facilities train their staff on new electronic healthcare technologies being implemented (EMR Implementations).  If a healthcare facility contracts with us for staffing services while it is undergoing an EMR Implementation and then that facility delays or cancels those staffing services, it could have a significant adverse impact on our operational and financial results.   In addition, the revenue stream we derive by staffing hospitals undergoing EMR Implementations is not indefinite and based on current legislation is expected to lessen as we near 2015.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: August 9, 2012	By:	/s/ Emil Hensel
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date: August 9, 2012	By:	/s/ Elizabeth Gulacsy
Elizabeth Gulacsy Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1
Credit Agreement dated as of July 10, 2012, by and among the Company, a syndicate of lenders (including Wells Fargo Bank, National Association), Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., as Syndication Agent, and U.S. Bank National Association, as Documentation Agent (1)

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
*32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, President and Chief Executive Officer
*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit in the Company's Form 8-K dated July 10, 2012 and incorporated herein by reference.