Form 10-Q
period 2012-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2012-11-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

The registrant had outstanding 30,902,314 shares of Common Stock, par value $0.0001 per share, as of October 31, 2012.

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

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2012

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,832	$10,648
Short-term cash investments	2,693	1,691
Accounts receivable, less allowance for doubtful accounts
of $2,005 in 2012 and $2,180 in 2011	76,186	71,802
Deferred tax assets	11,952	10,401
Income taxes receivable	1,841	2,123
Prepaid expenses	6,876	7,441
Debt issuance costs, net – current	1,604	-
Other current assets	731	701
Total current assets	106,715	104,807

Property and equipment, net of accumulated depreciation of
$45,327 in 2012 and $41,657 in 2011	9,399	12,018
Trademarks, net	50,680	52,053
Goodwill, net	102,788	143,344
Other identifiable intangible assets, net	18,792	21,195
Debt issuance costs, net	-	1,199
Non-current deferred tax assets	12,500	-
Other long-term assets	464	1,294
Total assets	$301,338	$335,910

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,381	$9,018
Accrued employee compensation and benefits	17,839	16,332
Current portion of long-term debt	34,275	16,998
Other current liabilities	5,864	4,002
Total current liabilities	68,359	46,350
Long-term debt	231	25,048
Non-current deferred tax liabilities	-	58
Other long-term liabilities	14,560	15,154
Total liabilities	83,150	86,610
Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	244,277	243,170
Accumulated other comprehensive loss	(2,904)	(3,373)
(Accumulated deficit) retained earnings	(23,188)	9,500
Total stockholders' equity	218,188	249,300
Total liabilities and stockholders' equity	$301,338	$335,910

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue from services	$129,123	$131,169	$382,067	$379,257
Operating expenses:
Direct operating expenses	97,352	95,426	284,825	275,929
Selling, general and administrative expenses	29,586	29,061	91,448	87,407
Bad debt expense	256	146	648	235
Depreciation	1,220	1,548	4,372	5,193
Amortization	803	833	2,440	2,675
Impairment charges	23,500	-	42,232	-
Total operating expenses	152,717	127,014	425,965	371,439
(Loss) income from operations	(23,594)	4,155	(43,898)	7,818
Other expenses (income):
Foreign exchange loss (gain)	114	(148)	32	(125)
Interest expense	424	730	1,634	2,180
Debt financing costs	273	-	273	-
Loss on modification of debt	82	-	82	-
Other (income) expense, net	(90)	(67)	79	(228)
(Loss) income before income taxes	(24,397)	3,640	(45,998)	5,991
Income tax (benefit) expense	(6,797)	1,854	(13,310)	2,425
Net (loss) income	$(17,600)	$1,786	$(32,688)	$3,566
Net (loss) income per common share:
Basic	$(0.57)	$0.06	$(1.06)	$0.11
Diluted	$(0.57)	$0.06	$(1.06)	$0.11

Weighted average common shares outstanding:
Basic	30,902	31,225	30,823	31,159
Diluted	30,902	31,242	30,823	31,217

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(17,600)	$1,786	$(32,688)	$3,566

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	698	(735)	446	(363)
Write-down of marketable securities	-	-	39	-
Net change in fair value of marketable securities	-	(2)	(1)	(54)
Other comprehensive income (loss), before tax	698	(737)	484	(417)
Income tax (benefit) expense related to items
of other comprehensive income (loss)	-	(1)	15	(22)
Other comprehensive income (loss), net of tax	698	(736)	469	(395)

Comprehensive (loss) income	$(16,902)	$1,050	$(32,219)	$3,171

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Operating activities
Net (loss) income	$(32,688)	$3,566
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,372	5,193
Amortization	2,440	2,675
Impairment charges	42,232	-
Bad debt expense	648	235
Loss on modification of debt	82	-
Deferred income tax benefit	(14,263)	(648)
Share-based compensation	1,980	2,250
Other	1,324	706
Changes in operating assets and liabilities:
Accounts receivable	(4,995)	(10,104)
Other assets	552	(561)
Income taxes	142	6,489
Accounts payable and accrued expenses	2,294	5,197
Other liabilities	1,586	(368)
Net cash provided by operating activities	5,706	14,630

Investing activities
Purchases of property and equipment	(2,120)	(2,998)
Other investing activities	(206)	(148)
Net cash used in investing activities	(2,326)	(3,146)

Financing activities
Proceeds from borrowing on term loan	25,000	-
Principal repayments on term loan	(42,389)	(7,730)
Repayments on revolving credit facility	(12,300)	(2,500)
Borrowings under revolving credit facility	22,300	2,500
Principal payments on short term debt	(151)	(143)
Repurchase of stock for restricted stock tax withholdings	(152)	(208)
Deferred and other financing costs	(1,268)	-
Stock repurchase and retirement	(374)	-
Net cash used in financing activities	(9,334)	(8,081)

Effect of exchange rate changes on cash	138	(55)

Change in cash and cash equivalents	(5,816)	3,348
Cash and cash equivalents at beginning of period	10,648	10,957
Cash and cash equivalents at end of period	$4,832	$14,305

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

Total comprehensive income includes net (loss) income, foreign currency translation adjustments, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $2.9 million and $3.4 million at September 30, 2012 and December 31, 2011, respectively.

3.           GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The Company adopted Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08) for its condensed consolidated financial statements in the first quarter of 2012. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary.  The Company elected not to use this option in its review of its goodwill and other intangible assets in 2012 as the Company determined there were indicators which triggered additional testing.

Interim Impairment Review of Goodwill and Indefinite-lived Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

				Other human
	Nurse			capital
	and allied	Physician	Clinical trial	management
	staffing	staffing	services	services	Total
	(amounts in thousands)
Balances as of December 31, 2011
Aggregate goodwill acquired	$259,732	$43,405	$61,900	$19,307	$384,344
Accumulated impairment loss	(241,000)	-	-	-	(241,000)
Goodwill, net of impairment loss	18,732	43,405	61,900	19,307	143,344

Changes to aggregate goodwill in 2012
Currency translation adjustment for AKOS	-	-	247	-	247
Impairment charges	(18,732)	-	(22,071)	-	(40,803)

Balances as of September 30, 2012
Aggregate goodwill acquired	259,732	43,405	62,147	19,307	384,591
Accumulated impairment loss	(259,732)	-	(22,071)	-	(281,803)
Goodwill, net of impairment loss	$-	$43,405	$40,076	$19,307	$102,788

Impairment review policy

In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, the Company evaluates goodwill and indefinite-lived intangible assets annually, in its fourth quarter, for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. The Company evaluates five reporting units: 1) nurse and allied staffing; 2) physician staffing; 3) clinical trial services; 4) retained search; and 5) education and training. In its impairment analysis, the Company determines the fair value of its reporting units based on a combination of inputs including Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly, as well as inputs such as pricing multiples from publicly traded guideline companies and the market capitalization of the Company.

The first step in its impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. Generally, the Company estimates the fair value based on a weighting of both the income approach and the market approach (blended fair value) for each of its reporting units.

Third quarter interim impairment testing results

During the third quarter of 2012, the Company continued to experience a sustained decrease in stock price compared to December 31, 2011.  Also, the Company continued to monitor the performance of the clinical trial services and physician staffing businesses due to the thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and subsequent interim impairment tests. In addition, market developments affecting the clinical trial services reporting unit, as well as its reduced contribution income year-over year in the third quarter warranted additional impairment testing as of September 30, 2012.

Upon completion of the third quarter 2012 interim impairment testing, the Company determined that the estimated fair value of the Company’s reporting units, with the exception of clinical trial services, exceeded their respective carrying values as follows: nurse and allied staffing – 4.8%,  physician staffing – 17.1%, retained search – 20.6% and education and training (which had net goodwill of $9.9 million as of September 30, 2012) – 4.5%. Accordingly, no impairment charges were warranted for these reporting units as of September 30, 2012.

The Company determined that the fair value of the clinical trial services segment was lower than its respective carrying value at September 30, 2012. The decrease in the value was due to market developments that became more apparent in the third quarter of 2012 and reduced contribution margin in this business which lowered the expected future results used for goodwill impairment testing. In addition, certain other market based valuation data points were considered based on more recent information.

Pursuant to the second step of the interim impairment testing, the Company is required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of this filing, the Company has not finalized this second step of its impairment testing due to the limited time period from the first indication of potential impairment to the date of filing and the complexities involved in estimating the fair value. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated using guidance of accounting for contingencies. Based on the best estimate as of the date of this filing, the Company recorded a pre-tax goodwill impairment charge of $22.1 million as of September 30, 2012. However, the Company has not completed the step two analysis as of the date of this filing, and plans to finalize it in the fourth quarter of 2012.

Additionally, in connection with this interim impairment review as of September 30, 2012, the Company determined the estimated fair value of certain trademarks relating to the clinical trial services reporting unit were less than their carrying value primarily due to a change in the useful life assumptions the Company believes a hypothetical marketplace participant would use in evaluating estimated future cash flows.  As a result, an estimate of $1.4 million was recorded as impairment charges for these trademarks in the three months ended September 30, 2012.  Due to  this impairment analysis, the useful life of these trademarks were reassessed and determined to have an estimated economic life of 3.25 years.

The total fair value of the Company’s reporting units was reconciled to its September 30, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s stock price. The Company’s market capitalization was also considered in assessing the reasonableness of the fair values of the reporting units. In performing the reconciliation of the Company’s market capitalization to fair value, the Company considered both quantitative and qualitative factors which supported the implied control premium. The Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between its market price at September 30, 2012 and its book value.

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by the Company for planning purposes and consistent with those distributed within the Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted revenue, margins, operating cash flows, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each of the reporting unit’s weighted average cost of capital, ranging from 11.0% to 18.7%.

The market approach generally applied pricing multiples derived from publicly-traded guideline companies that are comparable to the Company’s respective reporting units, and other specific data points, to determine their value. The Company utilized total enterprise value/revenue multiples ranging from 0.5 to 0.9, and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 4.3 to 10.0.

The reporting units’ values  based on the market approach were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for physician staffing, clinical trial services and retained search reporting units; and a 100% weighting to EBITDA multiples for the education and training reporting unit. However, the Company estimated the fair value of the nurse and allied staffing reporting unit based entirely on the income approach as of June 30, 2012 and September 30, 2012. Had the Company applied the market approach to the nurse and allied staffing reporting unit, as it had done historically, it would have resulted in a very wide disparity between the revenue-based and EBITDA-based implied market enterprise values in the second quarter and third quarter. Accordingly, the Company concluded that the income approach was more appropriate in determining the fair value of its nurse and allied staffing reporting unit during the second and third quarters of 2012.

In addition, during each of the first two quarters of 2012, the Company determined there were indicators which triggered an impairment analysis of its goodwill and indefinite-lived intangible assets and, therefore, the Company completed the first step of its interim impairment testing at the end of each respective quarter.

First quarter interim impairment testing results

At the end of the first quarter of 2012, the Company’s stock price declined from December 31, 2011. In addition, a slowdown in demand and booking activity in the Company’s nurse and allied staffing segment resulted in a downward revision to this segment’s near-term forecast. Additionally, the Company was closely monitoring performance in its clinical trial services and physician staffing businesses due to a thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing.  These factors warranted impairment testing in the first quarter of 2012, which, based on its results, the Company concluded that there was no impairment at March 31, 2012.

Second quarter interim impairment testing results

During the second quarter of 2012, the Company’s stock price declined further from December 31, 2011. In addition, slower than expected booking momentum and reduced contribution income in the Company’s nurse and allied staffing segment resulted in a downward revision to this segment’s forecast. Additionally, the Company was closely monitoring the performance of the clinical trial services and physician staffing businesses due to a small margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the small margin between the carrying amount and fair value of the nurse and allied staffing reporting unit as of the March 31, 2012 interim impairment testing. These factors warranted impairment testing in the second quarter of 2012.

As a result of the June 30, 2012 interim impairment testing, the Company determined that the fair value of the nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in the Company’s second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing the Company was required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, the Company wrote off the remaining goodwill which resulted in a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012.

4.           EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to 2,265,206 and 1,986,228, during the three and nine months ended September 30, 2012, and 2,238,483 and 1,892,969, during the three and nine months ended September 30, 2011, respectively. For purposes of calculating net loss per common share – diluted for the three and nine months ended September 30, 2012, the Company excluded potentially dilutive shares of 23,037 and 41,998,  respectively, from the calculation as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(amounts in thousands)

Net (loss) income	$(17,600)	$1,786	$(32,688)	$3,566

Net (loss) income per common share-basic	$(0.57)	$0.06	$(1.06)	$0.11
Net (loss) income per common share-diluted	$(0.57)	$0.06	$(1.06)	$0.11

Weighted-average number of shares outstanding-basic	30,902	31,225	30,823	31,159
plus dilutive equity awards	-	17	-	58
Weighted-average number of shares outstanding-diluted	30,902	31,242	30,823	31,217

5.           ACQUISITIONS

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of September, 2012, an indemnification escrow account of $3.6 million exists.

6.           DEBT

At September 30, 2012 and December 31, 2011, long-term debt consists of the following:

	September 30,	December 31,
	2012	2011
	(amounts in thousands)

Term loan, interest 2.23% at September 30, 2012	$24,062	$41,451
and 2.28% at December 31, 2011

Revolving credit facility, interest 2.23%
at September 30, 2012	10,000	-
Capital lease obligations	444	595
Total debt	34,506	42,046
Less current portion	(34,275)	(16,998)
Long-term debt	$231	$25,048

As of September 30, 2012, the Company’s capital lease obligations mature serially through December 31 as follows (amounts in thousands): 2012 - $52; 2013- $216; 2014 - $83; 2015 - $65; and 2016 - $28.

The Company had $12.4 million of standby letters of credit outstanding as of September 30, 2012.

Current Credit Agreement

The Company entered into a senior secured credit agreement on July 10, 2012 (Current Credit Agreement), by and among the Company, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent.  The Current Credit Agreement provides for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which includes a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the Current Credit Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions under the Current Credit Agreement, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase its total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

Upon closing of the Current Credit Agreement, the Company borrowed $25.0 million in term loan and $11.0 million from the revolving credit facility. The proceeds were used to repay the indebtedness on its prior credit agreement and for the payment of fees and expenses. During the third quarter of 2012, $1.0 million of financing fees were deferred and included in debt issuance costs on the accompanying condensed consolidated balance sheets. The deferred costs related to the revolving credit facility are being amortized on a straight-line basis, and the deferred costs related to the term loan facility are being amortized using the effective interest method, both over the life of the Current Credit Agreement. In addition, $0.3 million of third party debt financing costs relating to the Current Credit Agreement were expensed as incurred as required by the Debt Topic of the FASB ASC, as stated on the Company’s condensed consolidated statements of operations.

The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. Through September 30, 2012, interest on the term loan and revolving credit portion of the Current Credit Agreement was based on LIBOR plus a margin of 2.00% or Base Rate (as defined by the Current Credit Agreement) plus a margin of 1.00%. In addition, the Company was required to pay a quarterly commitment fee on its average daily unused portion of the revolving loan facility of 0.375%. The interest rate spreads and fees can fluctuate during the term of the Current Credit Agreement based on the consolidated total leverage ratio at each calculation date, as defined.

Modification of Current Credit Agreement

On September 28, 2012, the Company entered into a First Modification Agreement with the lenders of its Current Credit Agreement, which, for the third quarter ending September 30, 2012, modified the maximum consolidated total leverage ratio to 2.75 to 1.00 and modified the minimum consolidated fixed charge coverage ratio to 1.25 to 1.00.  In addition, the aggregate amount of new revolving credit loans and swingline loans made to the Company may not exceed $3.0 million (above the $10.0 million outstanding) at any time, and new Letters of Credit issued on behalf of the Company may not exceed $1.0 million (above the $12.4 million outstanding), during the period commencing on September 28, 2012 and ending upon the delivery by the Company of an Officer’s Compliance Certificate to the lender’s administrative agent for the fiscal year ending December 31, 2012 (anticipated to be on or about March 12, 2013).  Further, during this modification period, the Company is also prohibited from making investments and purchasing, redeeming, retiring or otherwise acquiring any shares of its capital stock as otherwise permitted under the credit agreement.

Due to the Current Credit Agreement and subsequent modification agreement, the Company wrote off existing debt issuance costs of $0.1 million as loss on modification of debt on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

Covenants of Current Credit Agreement

Under the Current Credit Agreement, the Company is required to make certain mandatory prepayments of its outstanding term loan and revolving loan in connection with receipt by the Company or its subsidiaries of net proceeds from the sale of assets, insurance recoveries, the issuance of equity or securities, or the incurrence or issuance of other debt.  In addition, if the Company’s consolidated total leverage ratio (as defined in the Current Credit Agreement) is greater than or equal to 1.50 to 1.00 in any fiscal year, the Company is required to make mandatory prepayments of 50% of its excess cash flow (if any) for that fiscal year.

The Current Credit Agreement contains customary representations, warranties, and affirmative covenants. The Current Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including with respect to (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, the Company is required to meet certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a limit on aggregate capital expenditures in each fiscal year.  The Current Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents. The commitments under the Current Credit Agreement are secured by substantially all of the Company’s assets.

The table below summarizes the Company’s key financial covenant requirements as of September 30, 2012.

	Requirements	Actual

Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	2.55 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.25 to 1.00	1.51 to 1.00

Maximum Capital Expenditures for 2012 (c)	$4.0 million	$2.1 million

(a)	The Company’s Leverage Ratio must not be greater than 2.75 to 1.00 as of September 30, 2012, and 2.50 to 1.00 from December 31, 2012 through the remaining duration of the Current Credit Agreement.
(b)
The Company’s Minimum Fixed Charge Coverage Ratio (as defined by the Current Credit Agreement) must not be less than 1.25 to 1.00 as of September 30, 2012 and 1.75 to 1.00 from December 31, 2012 through the remaining duration of the Current Credit Agreement.

(c)
The Maximum Capital Expenditures limit as defined by the Current Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Current Credit Agreement are: 1) $4.0 million in the fiscal year 2012; 2) $6.0 million in the fiscal year 2013; 3) $6.6 million in 2014; 4) $7.2 million in fiscal year 2015; 5) $7.9 million in fiscal year 2016; and 6) $8.5 million in fiscal year 2017.

The foregoing description of the Current Credit Agreement and the First Modification Agreement are qualified entirely by reference to the full terms and provisions as filed with the Securities and Exchange Commission on Form 8-Ks on July 13, 2012 and October 3, 2012.

Debt reclassification

Generally accepted accounting principles require that long-term debt be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a modification of those covenants, and in either case it is probable that the covenant violation will not be cured within the next 12 months. At September 30, 2012, the Company was in compliance with all modified covenants and its Current Credit Agreement was not callable by the lenders. The Company anticipates, however, that it would not meet its existing Fixed Charge Coverage Ratio and Leverage Ratio requirements during the next 12 months. The Company is currently pursuing alternative financing sources to repay its obligations under its Current Credit Agreement. However, the long-term portion of outstanding debt and the associated debt issuance costs are required to be classified as current on the condensed consolidated balance sheets as of September 30, 2012 until long-term funding from alternative financing sources has been received or the Current Credit Agreement is modified.

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

Items Measured at Fair Value on a Recurring Basis:

At September 30, 2012 and December 31, 2011, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities, its short-term cash investments, and long-term cash investments included in other long-term assets. The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company utilizes Level 2 inputs to value its short and long-term cash investments. Short-term and long-term cash investments on the accompanying condensed consolidated balance sheets relate to foreign investments in highly liquid time deposits.

The Company did not hold any Level 3 assets or liabilities that are measured on a recurring basis at September 30, 2012 or December 31, 2011. The Company’s short and long-term cash investments are measured using quoted prices in inactive markets.  The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2012 and December 31, 2011:

Fair Value Measurements
(amounts in thousands)

	September 30,	December 31,
(Level 1)	2012	2011
Financial Liabilities:
Deferred compensation	$1,402	$1,322

(Level 2)

Financial Assets:
Short-term cash investments	$2,693	$1,691
Long-term cash investments	$-	$820

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

As of September 30, 2012, the fair value of goodwill and trademarks measured on a non-recurring basis for the Company’s clinical trial services reporting unit is shown below:

Fair Value Measurements
(amounts in thousands)

(Level 3)
Clinical Trial Services segment
goodwill at September 30, 2012	$40,076

Clinical Trial Services segment
trademarks at September 30, 2012	$1,978

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses and short-term debt approximate their carrying amount due to the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated using Level 2 inputs utilizing interest rates that were indirectly observable in markets for similar liabilities.  As of September 30, 2012 and December 31, 2011, the carrying amounts of the Company’s revolving loan facility and term loan approximated fair value as the interest rates are tied to a quoted variable index.

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

8.           STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the nine months ended September 30, 2012, the Company repurchased, under its February 2008 Board authorization, a total of 71,653 shares at an average price of $5.22. The cost of such repurchases was approximately $0.4 million. All of the common stock was retired. During the nine months ended September 30, 2011, the Company was restricted from buying its common stock under its credit agreement.

As of September 30, 2012, the Company is restricted from purchasing additional shares of its common stock under its Current Credit Agreement, as described in Note 6 – Debt.  As of September 30, 2012, there are 942,443 shares remaining under its February 2008 Board authorization and the Company had approximately 30.9 million shares of common stock outstanding.

Share-Based Payments

During the three and nine months ended September 30, 2012, $0.6 million and $2.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 161,944 shares of common stock were issued upon vesting of restricted stock awards in the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2011, $0.8 million and $2.3 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 122,087 shares of common stock were issued upon vesting of restricted stock awards in the nine months ended September 30, 2011.

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

•	Physician staffing – The physician staffing business segment provides multi-specialty locum tenens services to the healthcare industry throughout the U.S.

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

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue from services:
Nurse and allied staffing	$69,750	$73,378	$206,904	$208,506
Physician staffing	32,681	30,814	92,879	90,853
Clinical trial services	16,865	16,754	51,162	48,871
Other human capital management services	9,827	10,223	31,122	31,027
	$129,123	$131,169	$382,067	$379,257

Contribution income (a):
Nurse and allied staffing	$2,950	$6,324	$9,191	$16,968
Physician staffing	3,108	2,935	8,192	8,600
Clinical trial services	1,575	2,239	4,458	5,083
Other human capital management services	25	984	1,410	2,320
	7,658	12,482	23,251	32,971
Unallocated corporate overhead	5,729	5,946	18,105	17,285
Depreciation	1,220	1,548	4,372	5,193
Amortization	803	833	2,440	2,675
Impairment charges (b)	23,500	-	42,232	-
(Loss) income from operations	$(23,594)	$4,155	$(43,898)	$7,818

(a)
The Company defines contribution income as (loss) income from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
During the three and nine months ended September 30, 2012, the Company recognized pretax impairment charges of $23.5 million and $42.2 million, respectively. Refer to discussion in Note 3-Goodwill and Other Identifiable Intangible Assets.

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

During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state were subject to a tax not previously paid by the Company. As a result, during the fourth quarter of 2011, the Company conducted an initial review of certain other states to determine if any additional exposures existed and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and estimated a liability related to these matters. Based on its best estimate of probable settlements, the Company accrued a pretax liability of approximately $0.7 million in the year ended December 31, 2011. During the nine months ended September 30, 2012, based on revised estimates of probable settlement, an expected state non-income tax audit assessment, and additional estimates for current year activity, the Company accrued an additional pretax liability related to these non-income tax matters of approximately $1.3 million, of which $0.6 million related to the 2005-2011 tax years. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities on its condensed consolidated balance sheets. The Company is working with professional tax advisors and state authorities to resolve these matters.

11.        INCOME TAXES

The Company’s effective tax rate for the full year is estimated to be approximately 28.9% including the impact of discrete items. The effective tax rate is lower than the statutory rates due to a lower tax benefit from the combined impact of certain impairment charges and per diem expenses as well as foreign taxes and state minimum taxes. The effective tax rate was 27.9% and 28.9%, during the three and nine months ended September 30, 2012, respectively.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(amounts in thousands)
Balance at January 1, 2012	$4,500
Additions based on tax provisions related to prior years	119
Additions based on tax provisions related to current year	441
Settlements of tax positions related to prior years	(20)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(165)
Balance at September 30, 2012	$4,875

As of September 30, 2012, the Company had approximately $4.4 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the nine months ended September 30, 2012, the Company had gross increases of $0.6 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had gross decreases of $0.2 million to its unrecognized tax benefits related to both the settlement of certain state tax issues and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.8 million and $0.7 million for the payment of interest and penalties at September 30, 2012 and December 31, 2011, respectively.

The tax years 2004, 2005 and 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of certain states in which the statute of limitations has been extended.

12.         RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, (ASU 2012-02), which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This ASU adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The Company is currently evaluating the impact of this standard on its disclosures.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended September 30, 2012, our nurse and allied staffing business segment represented approximately 54% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 41% of our total revenue and 76% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 25% of our third quarter 2012 revenue and consists of temporary physician staffing services (locum tenens). Our clinical trial services business segment represented approximately 13% of our revenue and consists of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training and retained search services.

For the quarter ended September 30, 2012, our revenue was $129.1 million, and we had a net loss of $17.6 million, or $(0.57) per diluted share, which included non-cash impairment charges related to our clinical trial services business segment of $23.5 million pretax ($17.0 million, after taxes, or a loss of $0.55 per diluted share). Cash flow provided by operating activities for the nine months ended September 30, 2012 was $5.7 million. Cash flow from operating activities and cash on hand was used to repay a net of $7.5 million of total debt, for capital expenditures of $2.1 million, and for stock repurchases of $0.4 million. We ended the third quarter of 2012 with total debt of $34.5 million and $4.8 million of cash and cash equivalents, resulting in a ratio of debt, net of cash, to total capitalization of 11.7%.

In general, we evaluate our financial condition and operating results by revenue, contribution income (see Segment Information), and net (loss) income. We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition, we monitor several key volume and profitability indicators such as number of open orders, contract bookings, number of FTEs, days filled and price.

Nurse and Allied Staffing

Demand for contract nurses, as measured by the number of open orders from our customers, is nearly twice the level it was last February, and is at a multi-year high.  Our booking trends have also improved.  However, we continue to face severe direct cost pressure in this business, in an operating environment that, until of late, has provided little opportunity to raise bill rates.

Our direct cost pressure is primarily due to:

–	A significant increase in field personnel health insurance claims;

–	A contraction in the nurse and allied staffing bill-pay spread;

–	An unusual increase in the severity of a few ongoing workers’ compensation claims; and

–	Higher housing costs related to a higher national apartment rental market.

In addition, lower than expected revenue in the first nine months of 2012 in this segment reduced operating leverage as our overhead was calibrated to a greater level of staffing activity.

Our book to bill ratio, which measures net weeks booked as a percentage of the average field FTE count, was 108% in the third quarter of 2012. We expect this improved booking trend to result in sequential revenue growth for our fourth quarter.  With demand for our travel nurse stuffing at a multi-year high, we anticipate greater success in our efforts to press for higher bill rates to help offset some of the margin pressure we have experienced through the third quarter relative to direct costs. In combination with our continued focus on cost reduction, we expect to drive a resumption of more profitable growth in 2013.

Physician Staffing

In the third quarter of 2012, revenue from our physician staffing services increased compared to the prior year’s third quarter and the second quarter of 2012. The physician staffing business appears to have stabilized in the last several quarters despite continued pressure relating to the increased willingness of physicians to become employees of hospitals and health systems.

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

Clinical Trial Services

While the environment for clinical trial services has been challenging, we have been experiencing gradual improvement in demand in the core contract staffing and functional outsourcing components of this segment, which represented approximately 93% of segment revenue in the third quarter of 2012, and have seen an increased level of interest for drug safety work. During the past several quarters, there has been a moderate increase in research and development (R&D) activity by pharmaceutical and biotechnology companies following several years of uncertainty with respect to R&D spending. Notwithstanding the improving demand environment, our clinical trial business has seen more competition in functional service provider business from contract research organizations (CRO) that historically did not compete with this business, which has put some pressure on our margins.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012		2011	2012		2011

Revenue from services	100.0%		100.0%	100.0%		100.0%
Direct operating expenses	75.4		72.8	74.5		72.8
Selling, general and administrative expenses	22.9		22.1	23.9		23.0
Bad debt expense	0.2		0.1	0.2		0.1
Depreciation and amortization	1.6		1.8	1.8		2.0
Impairment charges	18.2		-	11.1		-
(Loss) income from operations	(18.3)		3.2	(11.5)		2.1
Foreign exchange loss (gain)	0.1		(0.1)	0.0		0.0
Interest expense	0.3		0.6	0.4		0.6
Debt financing costs	0.2		-	0.1		-
Loss on modification of debt	0.1		-	0.0		-
Other (income) expense, net	(0.1)		(0.1)	0.0		(0.1)
(Loss) income before income taxes	(18.9)		2.8	(12.0)		1.6
Income tax (benefit) expense	(5.3)		1.4	(3.4)		0.7
Net (loss) income	(13.6	) %	1.4%	(8.6	) %	0.9%

Acquisitions

MDA Holdings, Inc.

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). As of September 30, 2012, an indemnification escrow account of $3.6 million exists.

Goodwill, Trademarks and Other Identifiable Intangible Assets

Goodwill, trademarks and other intangible assets represented 79.0% of our stockholders’ equity as of September 30, 2012. Goodwill, trademarks and other identifiable intangible assets from acquisitions were $102.8 million, $50.7 million and $18.8 million, respectively, net of accumulated amortization, at September 30, 2012. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually at year-end, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

See Critical Accounting Principles and Estimates and Note 3- Goodwill and Other Identifiable Intangible Assets for a detailed description of the results of our impairment analyses conducted in the second and third quarters of 2012, which resulted in impairment charges related to the goodwill of our nurse and allied staffing and clinical trial services reporting units.

Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3.25 to 15 years.

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

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$69,750	$73,378	$206,904	$208,506
Physician staffing	32,681	30,814	92,879	90,853
Clinical trial services	16,865	16,754	51,162	48,871
Other human capital management services	9,827	10,223	31,122	31,027
	$129,123	$131,169	$382,067	$379,257

Contribution income (a):
Nurse and allied staffing	$2,950	$6,324	$9,191	$16,968
Physician staffing	3,108	2,935	8,192	8,600
Clinical trial services	1,575	2,239	4,458	5,083
Other human capital management services	25	984	1,410	2,320
	7,658	12,482	23,251	32,971
Unallocated corporate overhead	5,729	5,946	18,105	17,285
Depreciation	1,220	1,548	4,372	5,193
Amortization	803	833	2,440	2,675
Impairment charges (b)	23,500	-	42,232	-
(Loss) income from operations	$(23,594)	$4,155	$(43,898)	$7,818

———————
(a)
We define contribution income as (loss) income from operations before depreciation, amortization, impairment charges and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
During the three and nine months ended September 30, 2012, we recognized pretax impairment charges of $23.5 million and $42.2 million, respectively. Refer to discussion in Critical Accounting Principles and Estimates and in Note 3 -Goodwill and Other Identifiable Intangible Assets, to our condensed consolidated financial statements.

Comparison of Results for the Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Revenue from services

Revenue from services decreased $2.0 million, or 1.6%, to $129.1 million for the three months ended September 30, 2012, as compared to $131.2 million for the three months ended September 30, 2011. The decrease was due to lower revenue from our nurse and allied staffing and other human capital management services business segments, partially offset by an increase in revenue from our physician staffing and clinical trial services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $3.6 million, or 4.9%, to $69.8 million in the three months ended September 30, 2012, from $73.4 million in the three months ended September 30, 2011, primarily due to lower staffing volume, partially offset by slightly higher average bill rates in the three months ended September 30, 2012.

The average number of nurse and allied staffing FTEs on contract during the three months ended September 30, 2012, decreased 4.6% from the three months ended September 30, 2011. The average nurse and allied staffing revenue per FTE per day decreased slightly in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due to a decrease in the average hours provided by our nurse and allied professionals partially offset by an increase in our average bill rates of 0.5%.

Physician staffing

Revenue from our physician staffing business increased $1.9 million or 6.1% to $32.7 million for the three months ended September 30, 2012, compared to $30.8 million in the three months ended September 30, 2011. The increase in revenue reflects higher revenue per day filled due to higher bill rates partly offset by slightly lower volume.

Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 0.7% to 22,647 days in the three months ended September 30, 2012, compared to 22,811 days in the three months ended September 30, 2011. Revenue per day filled for the three months ended September 30, 2012 was $1,443, a 6.8% increase from the three months ended September 30, 2011. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $0.1 million, or 0.7%, to $16.9 million in the three months ended September 30, 2012, from $16.8 million in the three months ended September 30, 2011. This increase was primarily due to an increase in placement fees and higher staffing volume in our traditional contract staffing portion of this business partially offset by lower average bill rates and one less billable day in the three months ended September 30, 2012.

Other human capital management services

Revenue from other human capital management services for the three months ended September 30, 2012, decreased $0.4 million, or 3.9%, to $9.8 million from $10.2 million in the three months ended September 30, 2011, reflecting reduced seminar attendance and lower revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $1.9 million, or 2.0%, to $97.4 million for the three months ended September 30, 2012, as compared to $95.4 million for three months ended September 30, 2011.

As a percentage of total revenue, direct operating expenses represented 75.4% of revenue for the three months ended September 30, 2012, and 72.8% for the three months ended September 30, 2011. The increase was primarily due to higher health and workers’ compensation insurance expenses for our field staff, partially resulting from favorable worker’s compensation accruals in the prior year, and an increase in compensation and independent contractor expenses as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.5 million, or 1.8%, to $29.6 million for the three months ended September 30, 2012, as compared to $29.1 million for the three months ended September 30, 2011 due to an increase in consolidated state and non-income tax expenses, as well as an increase in direct mail expenses in our education and training business. As a percentage of total revenue, selling, general and administrative expenses were 22.9% and 22.1%, for the three months ended September 30, 2012 and 2011, respectively. The increase is due partly to the higher level of selling, general and administrative expenses described above and partly to negative operating leverage.

Included in selling, general and administrative expenses are unallocated corporate overhead of $5.7 million for three months ended September 30, 2012, compared to $5.9 million for the three months ended September 30, 2011.  As a percentage of consolidated revenue, unallocated corporate overhead was 4.4% and 4.5% for the three month periods ended September 30, 2012 and 2011, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.6 million and $0.8 million in the three months ended September 30, 2012 and 2011, respectively.

Bad debt expense

In the three months ended September 30, 2012, we recorded $0.3 million of reserves for bad debt representing 0.2% of consolidated revenue from services.  In the three months ended September 30, 2011, we recorded $0.1 million of reserves for bad debt representing 0.1% of consolidated revenue from services.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended September 30, 2012, decreased $3.4 million or 53.4%, to $3.0 million from $6.3 million in three months ended September 30, 2011. As a percentage of segment revenue, contribution income was 4.2% for the three months ended September 30, 2012, and 8.6% for the three months ended September 30, 2011. This decrease was primarily due to a combination of higher field staff insurance expenses, reflecting unusually high field health claims activity in the current quarter and a favorable worker’s compensation accrual in the third quarter of 2011, higher housing costs, a decrease in our bill pay spread primarily due to geographic mix, and negative operating leverage in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Physician staffing

Contribution income from physician staffing for the three months ended September 30, 2012 increased $0.2 million or 5.9% to $3.1 million, from $2.9 million in the three months ended September 30, 2011. As a percentage of segment revenue, contribution income was 9.5% in the three months ended September 30, 2012 and 2011. Continued higher physician expenses were offset by lower professional liability accruals and improved operating leverage in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Clinical trial services

Contribution income from clinical trial services decreased $0.7 million, or 29.7% to $1.6 million in the three months ended September 30, 2012, compared to $2.2 million in the three months ended September 30, 2011. As a percentage of segment revenue, contribution income was 9.3% in the three months ended September 30, 2012 compared to 13.4% in the three months ended September 30, 2011.  This decrease is primarily due to higher pay rates and payroll taxes for our field employees and significantly higher field health insurance costs.

Other human capital management services

Contribution income from other human capital management services for the three months ended September 30, 2012 decreased $1.0 million, or 97.5%, to $25,000, from $1.0 million in the three months ended September 30, 2011. Contribution income as a percentage of segment revenue was 0.3% for the three months ended September 30, 2012 and 9.6% for the three months ended September 30, 2011. The decrease in contribution income margin was due to an increase in direct mail expenses in our education and training business and negative operating leverage. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines, the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionally strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended September 30, 2012, totaled $2.0 million as compared to $2.4 million for the three months ended September 30, 2011. As a percentage of consolidated revenue, depreciation and amortization expense was 1.6% for the three months ended September 30, 2012 and 1.8% for the three months ended September 30, 2011.

Impairment Charges

Impairment charges in the three months ended September 30, 2012 represents impairment of goodwill and certain trademarks in our clinical trial services business segment due to the results of interim impairment analyses pursuant to the Intangibles – Goodwill and Other Topic of the FASB ASC.

Pursuant to an interim impairment analysis of goodwill, we determined that the fair value of our clinical trial services business segment was lower than its respective carrying value. The decrease in value was due to reduced contribution margins in this business, partly related to market developments that became more apparent in the third quarter of 2012 which lowered the expected future results used for goodwill impairment testing. In addition, certain other market based valuation data points were considered based on more recent information. Pursuant to the second step of the interim impairment testing, we are required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of this filing, we have not finalized this second step of our impairment testing due to the limited time period from the first indication of potential impairment to the date of filing and the complexities involved in estimating the fair value. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated using guidance of accounting for contingencies. Based on the best estimate as of the date of this filing, we recorded a pre-tax goodwill impairment charge of $22.1 million as of September 30, 2012. However, we have not completed the step two analysis as of the date of this filing, and we plan to finalize it in the fourth quarter of 2012.

Additionally, in connection with this interim impairment review as of September 30, 2012, we determined the estimated fair value of certain trademarks relating to our clinical trial services reporting unit were less than their carrying value primarily due to a change in the useful life assumptions we believe a hypothetical marketplace participant would use in evaluating estimated future cash flows.  As a result, an estimate of $1.4 million was recorded as impairment charges for these trademarks in the three months ended September 30, 2012.  Due to this impairment analysis, the useful life of these trademarks were reassessed and determined to have an estimated economic life of 3.25 years.

See Critical Accounting Principles and Estimates and Note 3 – Goodwill and Other Identifiable Intangible Assets to our condensed consolidated financial statements.

Debt financing costs

Debt financing costs in the three months ended September 30, 2012 relate to third party debt financing costs for our Current Credit Agreement.  See Note 6- Debt, to our condensed consolidated financial statements for more information. No similar costs were incurred in the three months ended September 30, 2011.

Interest expense

Interest expense totaled $0.4 million for the three months ended September 30, 2012 compared to $0.7 million for the three months ended September 30, 2011. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.3% for both the three month periods ended September 30, 2012 and 2011.

Income tax (benefit) expense

Income tax benefit totaled $6.8 million for the three months ended September 30, 2012, as compared to $1.9 million of income tax expense for the three months ended September 30, 2011. The effective tax rate was 27.9% and 50.9% in the three months ended September 30, 2012 and 2011, respectively. Excluding the impact of certain discrete items, the effective tax rate in the three months ended September 30, 2012 was 27.7%, as compared to September 30, 2011 which would have been 48.1%. The lower effective tax rate in the three months ended September 30, 2012, is due to a lower tax benefit from the combined impact of certain impairment charges and per diem expenses as well as foreign taxes and state minimum taxes. The impact of these permanent items and reserves reduced our income tax benefit in the three months ended September 30, 2012, and caused an increase in income tax expense in the three months ended September 30, 2011.

Comparison of Results for the Nine months ended September 30, 2012 compared to the Nine months ended September 30, 2011

Revenue from services

Revenue from services increased $2.8 million, or 0.7%, to $382.1 million for the nine months ended September 30, 2012, as compared to $379.3 million for the nine months ended September 30, 2011. The increase was primarily due to higher revenue from our clinical trial services and physician staffing business segments, partially offset by lower revenue from our nurse and allied staffing business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $1.6 million, or 0.8%, to $206.9  million in the nine months ended September 30, 2012, from $208.5 million in the nine months ended September 30, 2011, due to lower staffing volume partially offset by higher average bill rates in the nine months ended September 30, 2012.

The average number of nurse and allied staffing FTEs on contract during the nine months ended September 30, 2012, decreased 1.4% from the nine months ended September 30, 2011. The average nurse and allied staffing revenue per FTE per day increased 0.3% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to an increase in our average bill rates of 1.6% partially offset by a decrease in the average hours provided by our nurse and allied professionals.

Physician staffing

Revenue from our physician staffing business increased $2.0 million, or 2.2%, to $92.9 million for the nine months ended September 30, 2012, compared to $90.9 million in the nine months ended September 30, 2011. The revenue increased due to an increase in revenue per day filled, due to changes in specialty mix, partially offset by lower volume.

Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 0.8% to 64,711days in the nine months ended September 30, 2012, compared to 65,216 days in the nine months ended September 30, 2011. Revenue per day filled for the nine months ended September 30, 2012 was $1,435, a 3.0% increase from the nine months ended September 30, 2011. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Clinical trial services

Revenue from clinical trial services increased $2.3 million, or 4.7%, to $51.2 million in the nine months ended September 30, 2012, from $48.9 million in the nine months ended September 30, 2011. This increase was primarily due to higher staffing volume partially offset by lower average bill rates in our traditional contract staffing portion of this business, as well as an increase in direct placement revenue.

Other human capital management services

Revenue from other human capital management services for the nine months ended September 30, 2012, increased $0.1 million, or 0.3%, to $31.1 million from $31.0 million in the nine months ended September 30, 2011, reflecting an increase in retainer revenue in our search business, partially offset by a decrease in our education and training business, primarily related to lower seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $8.9 million, or 3.2%, to $284.8 million for the nine months ended September 30, 2012, as compared to $275.9 million for nine months ended September 30, 2011.

As a percentage of total revenue, direct operating expenses represented 74.5% of revenue for the nine months ended September 30, 2012, and 72.8% for the nine months ended September 30, 2011. The increase was primarily due to higher field compensation and independent contractor expenses as a percentage of revenue combined with higher insurance expenses for our field staff.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.0 million, or 4.6%, to $91.4 million for the nine months ended September 30, 2012, as compared to $87.4 million for the nine months ended September 30, 2011. As a percentage of total revenue, selling, general and administrative expenses were 23.9% and 23.0%, for the nine months ended September 30, 2012 and 2011, respectively. The increase is primarily due to an increase in state non-income tax expenses, investments in our nurse and allied staffing selling capacity and higher unallocated corporate overhead. Selling, general and administrative expenses in the nine months ended September 30, 2012 included $1.3 million of estimated state non-income taxes ($0.6 million related to our estimates for the 2005-2011 tax years as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements).

Included in selling, general and administrative expenses are unallocated corporate overhead of $18.1 million for nine months ended September 30, 2012, compared to $17.3 million for the nine months ended September 30, 2011. This increase in unallocated corporate overhead was primarily due to an increase in consulting and accounting fees.  As a percentage of consolidated revenue, unallocated corporate overhead was 4.7% and 4.6% for the nine month periods ended September 30, 2012 and 2011, respectively. Share-based compensation, included in unallocated corporate overhead, was $2.0 million and $2.3 million in the nine months ended September 30, 2012 and 2011, respectively.

Bad debt expense

In the nine months ended September 30, 2012 and 2011, we recorded $0.6 million and $0.2 million of reserves for bad debt representing 0.2% and 0.1% of consolidated revenue from services, respectively.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the nine months ended September 30, 2012, decreased $7.8 million or 45.8%, to $9.2 million from $17.0 million in nine months ended September 30, 2011. As a percentage of segment revenue, contribution income was 4.4% for the nine months ended September 30, 2012, and 8.1% for the nine months ended September 30, 2011. This decrease was due to a combination of higher selling, general and administrative expenses, higher field insurance expenses, higher housing costs, and a decrease in our bill pay spread due to changes in geographic mix. The higher selling, general and administrative expenses were primarily due to investments we made in 2011 to our infrastructure to support anticipated revenue growth that was slower than expected through the third quarter of 2012.

Physician staffing

Contribution income from physician staffing for the nine months ended September 30, 2012 decreased $0.4 million or 4.7% to $8.2 million, from $8.6 million in the nine months ended September 30, 2011. As a percentage of segment revenue, contribution income was 8.8% in the nine months ended September 30, 2012 compared to 9.5% in the nine months ended September 30, 2011. This decrease was primarily due to higher physician expenses as a percentage of revenue in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Clinical trial services

Contribution income from clinical trial services decreased $0.6 million or 12.3% to $4.5 million in the nine months ended September 30, 2012, compared to $5.1 million in the nine months ended September 30, 2011. As a percentage of segment revenue, contribution income was 8.7% in the nine months ended September 30, 2012 compared to 10.4% in the nine months ended September 30, 2011.  This decrease is primarily due to higher health insurance expenses and payroll taxes for field staff coupled with higher estimated state non-income taxes.  In the nine months ended September 30, 2012, selling, general and administrative expenses for this business segment included  increased accruals for estimated state non-income taxes as discussed in Note 10-Commitments and Contingencies to our condensed consolidated financial statements. Without this impact, contribution income as a percentage of segment revenue would have been 9.3%, reflecting improved operating leverage.

Other human capital management services

Contribution income from other human capital management services for the nine months ended September 30, 2012 decreased to $1.4 million, from $2.3 million in the nine months ended September 30, 2011. Contribution income as a percentage of segment revenue was 4.5% for the nine months ended September 30, 2012 and 7.5% for the nine months ended September 30, 2011. Lower seminar attendance and higher direct mail expenses in our education and training business were partially offset by revenue and operating improvements in our retained search business.

Depreciation and amortization expense

Depreciation and amortization expense in the nine months ended September 30, 2012, totaled $6.8 million as compared to $7.9 million for the nine months ended September 30, 2011. As a percentage of consolidated revenue, depreciation and amortization expense was 1.8% for the nine months ended September 30, 2012 and 2.0% for the nine months ended September 30, 2011.

Impairment Charges

Impairment charges of $42.2 million in the nine months ended September 30, 2012 represent impairment of goodwill and certain trademarks due to the results of interim impairment analyses pursuant to the Intangibles – Goodwill and Other Topic of the FASB ASC.  In the second quarter of 2012, we determined that the fair value of our nurse and allied staffing reporting unit was lower than the respective carrying value. The resulting impairment charge of $18.7 million recorded in the second quarter of 2012 eliminated all remaining goodwill in the nurse and allied staffing segment. In addition, based on our best estimate as of the date of this filing, we recorded a pre-tax goodwill impairment charge of $22.1 million related to our clinical trial services reporting unit as of September 30, 2012.  However, we have not completed the step two analysis as of the date of this filing, and we plan to finalize it in the fourth quarter of 2012. Additionally, in connection with this interim impairment review as of September 30, 2012, we determined the estimated fair value of certain trademarks relating to our clinical trial services reporting unit were less than their carrying value.  As a result, an estimate of $1.4 million was recorded as impairment charges for these trademarks in the nine months ended September 30, 2012. See Critical Accounting Principles and Estimates and Note 3 – Goodwill and Other Identifiable Intangible Assets to our condensed consolidated financial statements.

Debt financing costs

Debt financing costs in the nine months ended September 30, 2012 relate to third party debt financing costs for our Current Credit Agreement. See Note 6- Debt, to our condensed consolidated financial statements for more information. No similar costs were incurred in the nine months ended September 30, 2011.

Interest expense

Interest expense totaled $1.6 million for the nine months ended September 30, 2012 compared to $2.2 million for the nine months ended September 30, 2011. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.2% for the nine month period ended September 30, 2012 and 2.3% for the nine month period ended September 30, 2011.

Income tax (benefit) expense

Income tax benefit totaled $13.3 million for the nine months ended September 30, 2012, as compared to $2.4 million expense for the nine month period ended September 30, 2011. The effective tax rate was 28.9% and 40.5% for the nine months ended September 30, 2012 and 2011, respectively. Excluding the impact of certain discrete items, the effective tax rate would have been 29.3% compared to 50.1% in the nine months ended September 30, 2012 and 2011, respectively. The lower effective tax rate in the nine months ended September 30, 2012, is due to a lower tax benefit from the combined impact of certain impairment charges and per diem expenses as well as foreign taxes and state minimum taxes. The impact of these permanent items and reserves reduced our income tax benefit in the nine months ended September 30, 2012, and caused an increase in income tax expense in the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 1.6 to 1. Working capital decreased $20.1 million to $38.4 million as of September 30, 2012 from $58.5 million as of December 31, 2011, primarily due to a reclassification of $24.8 million of our total debt from long-term to short-term. See Note 6 – Debt, to our condensed consolidated financial statements for further information.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service.  We believe that operating cash flows and cash on hand, along with our Current Credit Agreement or refinancing thereof, will be sufficient to meet these needs during the next twelve months.

The modification to our Credit Agreement (see Credit Facility section which follows) reduced our available incremental borrowing capacity to approximately $3.0 million, thus reducing our liquidity. As a result, subsequent to September 30, 2012, in order to increase our liquidity we repatriated cash from foreign subsidiaries of approximately $4.3 million including a one-time distribution from our Indian subsidiary.  A foreign tax impact relating to these repatriations of approximately $0.5 million has been reflected in our full year tax rate.  There was no U.S. tax impact of these repatriations.

Net cash provided by operating activities was $5.7 million in the nine months ended September 30, 2012, compared to $14.6 million in the nine months ended September 30, 2011. The decrease in cash flow from operations is primarily due to lower profitability and timing of income tax payments and receipts in the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, we received $4.7 million in income tax refunds, primarily due to the utilization of a net operating loss carryback.  The number of days’ sales outstanding was 54 and 53 days at September 30, 2012 and December 31, 2011, respectively.

Investing activities used $2.3 million in the nine months ended September 30, 2012, compared to $3.1 million in the nine months ended September 30, 2011. We used $2.1 million for capital expenditures in the nine months ended September 30, 2012 compared to $3.0 million in the nine months ended September 30, 2011.

Net cash used in financing activities during the nine months ended September 30, 2012, was $9.3 million compared to $8.1 million during the nine months ended September 30, 2011, primarily related to net payments on our total debt in both periods. During the nine months ended September 30, 2012, we repaid a total of $7.5 million on our total debt using cash on hand and cash flow from operations.  In addition, we used $1.3 million to pay debt issuance costs related to our Current Credit Agreement (as described in Credit Facility below) and $0.4 million for stock repurchases, as described below.

Stockholders’ Equity

During the nine months ended September 30, 2012, we repurchased 71,653 shares at an average price of $5.22, under our February 2008 Board of Directors’ authorization.  The cost of such purchases was $0.4 million. All of the common stock was retired.  During the nine months ended September 30, 2011, we were restricted under our Credit Agreement and we did not make any repurchases of shares of our common stock.

As of September 30, 2012, we are restricted from purchasing additional shares of our common stock under our Current Credit Agreement. However, there are 942,443 shares remaining under our February 2008 Board authorization and 30.9 million shares of common stock outstanding.

Credit Facility

Current Credit Agreement

On July 10, 2012, we entered into a new senior secured credit agreement (Current Credit Agreement), by and among us, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent.  The Current Credit Agreement provides for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which includes a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the Current Credit Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions under the Current Credit Agreement, we are permitted, at any time prior to the maturity date for the revolving credit facility, to increase our total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

Upon closing of the Current Credit Agreement, we borrowed $25.0 million under the term loan and $11.0 million from the revolving credit facility. The proceeds were used to repay the indebtedness on our prior credit agreement and for the payment of fees and expenses. During the third quarter of 2012, $1.0 million of financing fees were deferred and included in debt issuance costs on the accompanying condensed consolidated balance sheets. The deferred costs related to the revolving credit facility are being amortized on a straight-line basis, and the deferred costs related to the term loan facility are being amortized using the effective interest method, both over the life of the Current Credit Agreement. In addition, $0.3 million of third party debt financing costs relating to the Current Credit Agreement were expensed as incurred as required by the Debt Topic of the FASB ASC, as stated on the our condensed consolidated statements of operations.

The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. Through September 30, 2012, interest on the term loan and revolving credit portion of the Current Credit Agreement is based on LIBOR plus a margin of 2.00% or Base Rate (as defined by the Current Credit Agreement) plus a margin of 1.00%. In addition, we are required to pay a quarterly commitment fee on our average daily unused portion of the revolving loan facility of 0.375%. The interest rate spreads and fees fluctuate during the term of the Current Credit Agreement based on the consolidated total leverage ratio at each calculation date, as defined.

Modification of Current Credit Agreement

On September 28, 2012, we entered into a First Modification Agreement with the lenders of our Current Credit Agreement, which, for the third quarter ending September 30, 2012, modified the maximum consolidated total leverage ratio to 2.75 to 1.00 and modified the minimum consolidated fixed charge coverage ratio to 1.25 to 1.00.  In addition, the aggregate amount of new revolving credit loans and swingline loans made to under the credit agreement may not exceed $3.0 million (above the $10.0 million outstanding) at any time, and new Letters of Credit issued on behalf of us may not exceed $1.0 million (above the $12.4 million outstanding), during the period commencing on September 28, 2012 and ending upon the delivery of the Officer’s Compliance Certificate to the our administrative agent for the fiscal year ending December 31, 2012 (anticipated to be on or about March 12, 2013).  Further, during this modification period, we are also prohibited from making investments and purchasing, redeeming, retiring or otherwise acquiring any shares of its capital stock as otherwise permitted under the credit agreement.

Due to the Current Credit Agreement and subsequent modification agreement, we wrote off existing debt issuance costs of $0.1 million as loss on modification of debt on the condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

Covenants of Current Credit Agreement

Under the Current Credit Agreement, we are required to make certain mandatory prepayments of our outstanding term and revolving loans in connection with receipt by us or any of our subsidiaries of net proceeds from the sale of assets, insurance recoveries, the issuance of equity or securities, or the incurrence or issuance of other debt. In addition, if our consolidated total leverage ratio (as defined in the Current Credit Agreement) is greater than or equal to 1.50 to 1.00 in any fiscal year, we are required to make mandatory prepayments of 50% of our excess cash flow (if any), as defined, for that fiscal year.

The Current Credit Agreement contains customary representations, warranties, and affirmative covenants. The Current Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including with respect to (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, we are required to meet certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a limit on aggregate capital expenditures in each fiscal year.  The Current Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents. The commitments under the Current Credit Agreement are secured by substantially all of our assets.

The table below summarizes the key financial covenant requirements as of September 30, 2012.

	Requirements	Actual

Maximum Permitted Leverage Ratio (a)	2.75 to 1.00	2.55 to 1.00

Minimum Fixed Charge Coverage Ratio (b)	1.25 to 1.00	1.51 to 1.00

Maximum Capital Expenditures for 2012 (c)	$4.0 million	$2.1 million

———————
(a)	Our Leverage Ratio must not be greater than 2.75 to 1.00 as of September 30, 2012, and 2.50 to 1.00 from December 31, 2012 through the remaining duration of the Current Credit Agreement.
(b)
Our Minimum Fixed Charge Coverage Ratio (as defined by the Credit Agreement) must not be less than 1.25 to 1.00, as of September 30, 2012, and 1.75 to 1.00 from December 31, 2012 through the remaining duration of the Current Credit Agreement.

(c)
The Maximum Capital Expenditures limit as defined by the Current Credit Agreement may be increased in any fiscal year by the amount of Capital Expenditures that were permitted but not made in the immediately preceding fiscal year. The aggregate Capital Expenditures limit for the fiscal years following as defined by the Current Credit Agreement are: 1) $4.0 million in the fiscal year 2012; 2) $6.0 million in the fiscal year 2013; 3) $6.6 million in 2014; 4) $7.2 million in fiscal year 2015; 5) $7.9 million in fiscal year 2016; and 6) $8.5 million in fiscal year 2017.

The foregoing description of the Current Credit Agreement and the First Modification Agreement are qualified entirely by reference to the full terms and provisions as filed with the Securities and Exchange Commission on Form 8-Ks on July 13, 2012 and October 3, 2012.

Debt reclassification

Generally accepted accounting principles require that long-term debt be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a modification of those covenants, and in either case it is probable that the covenant violation will not be cured within the next 12 months. At September 30, 2012, we were in compliance with all modified covenants and our Current Credit Agreement was not callable by the lenders. We anticipate, however, that we would not meet the existing Fixed Charge Coverage Ratio and Leverage Ratio requirements during the next 12 months. We are currently pursuing alternative financing sources to repay our obligations under the Current Credit Agreement. However, the long-term portion of outstanding debt and the associated debt issuance costs are required to be classified as current on the condensed consolidated balance sheets as of September 30, 2012 until long-term funding from alternative financing sources has been received or the Current Credit Agreement is modified.

Subsequent to September 30, 2012, we executed a proposal letter with one of our current syndicate lenders for an asset-based lending facility with pricing terms that are at least comparable to our Current Credit Agreement. Due diligence is currently ongoing and we anticipate closing the new financing before December 31, 2012, however, as noted in our Risk Factors, there can be no assurance that a new financing will be completed. In such event, we would seek a modification to the Current Credit Agreement or other alternative financing.

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2012:

Commitments	Total	2012	2013	2014	2015	2016	Thereafter
	(amounts in thousands)

Senior secured credit facility (a)	$34,062	$34,062	$-	$-	$-	$-	$-

Capital lease obligations	444	52	216	83	65	28	-

Operating leases obligations (b)	20,023	1,623	5,978	3,655	3,118	3,068	2,581

Purchase obligations (c)	1,450	295	851	246	58	-	-

	$55,979	$36,032	$7,045	$3,984	$3,241	$3,096	$2,581

———————
(a)
Amounts represent scheduled minimum maturities as financed under our Current Credit Agreement described in Note 6 to our consolidated condensed financial statements. Under our credit facility, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared immediately due and payable.

(b)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.
(c)	Other contractual obligations include contracts for information systems consulting services.

Critical Accounting Principles and Estimates

Goodwill and Indefinite-lived Intangible Assets

Impairment review policy

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

The first step in the impairment assessment requires us to determine the fair value of each of our reporting units and compare it to the reporting unit’s carrying amount. Generally, we estimate the fair value based on a weighting of both the income approach and the market approach (blended fair value) for each of our reporting units.

Third quarter interim impairment testing results

During the third quarter of 2012, we continued to experience a sustained decrease in stock price compared to December 31, 2011.  Also, we continued to monitor the performance of our clinical trial services and physician staffing businesses due to the thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and subsequent interim impairment tests. In addition, market developments affecting the clinical trial services reporting unit, as well as its reduced contribution income year-over-year in the third quarter warranted additional impairment testing as of September 30, 2012.

Upon completion of the third quarter 2012 interim impairment testing, we determined that the estimated fair value of our reporting units, with the exception of clinical trial services, exceeded their respective carrying values as follows: nurse and allied staffing – 4.8%,  physician staffing – 17.1%, retained search – 20.6% and education and training –4.5%. Accordingly, no impairment charges were warranted for these reporting units as of September 30, 2012.

However, we determined that the fair value of the clinical trial services segment was lower than its respective carrying value at September 30, 2012. The decrease in the value was due to market developments that became more apparent in the third quarter of 2012 and reduced contribution margin in this business which lowered the expected future results used for goodwill impairment testing. In addition, certain other market based valuation data points were considered based on more recent information.

Pursuant to the second step of the interim impairment testing, we are required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of this filing, we have not finalized this second step of the impairment testing due to the limited time period from the first indication of potential impairment to the date of filing and the complexities involved in estimating the fair value. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, we should recognize an estimated impairment charge to the extent that we determine that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated using guidance of accounting for contingencies. Based on the best estimate as of the date of this filing, we recorded a pre-tax goodwill impairment charge of $22.1 million as of September 30, 2012. However, we have not completed the step two analysis as of the date of this filing, and plan to finalize it in the fourth quarter of 2012.

Additionally, in connection with this interim impairment review as of September 30, 2012, we determined the estimated fair value of certain trademarks relating to our clinical trial services reporting unit were less than their carrying value primarily due to a change in the useful life assumptions we believe a hypothetical marketplace participant would use in evaluating estimated future cash flows.  As a result, an estimate of $1.4 million was recorded as impairment charges for these trademarks in the three months ended September 30, 2012.  Due to this impairment analysis, the useful life of these trademarks were reassessed and determined to have an estimated economic life of 3.25 years.

The total fair value of our reporting units was reconciled to our September 30, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced our stock price. The fair value under the blended fair value approach implied a control premium of 69%, which is within the range of amounts we estimate a buyer would be willing to pay in excess of the September 28, 2012 market price of $4.73 in order to acquire a controlling interest.  Our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. Our market capitalization as of September 30, 2012 was approximately $146.2 million. In performing the reconciliation of our market capitalization to fair value, we considered both quantitative and qualitative factors which supported the implied control premium.

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by us for planning purposes and consistent with those distributed within the Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted revenue, margins, operating cash flows, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each of the reporting unit’s weighted average cost of capital, ranging from 11.0% to 18.7%.

The market approach generally applied pricing multiples derived from publicly-traded guideline companies that are comparable to our respective reporting units, and other specific data points, to determine their value. We utilized total enterprise value/revenue multiples ranging from 0.5 to 0.9, and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 4.3 to 10.0.

The reporting units’ values based on the market approach were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for our physician staffing, clinical trial services and retained search reporting units; and a 100% weighting to the EBITDA multiples for our education and training reporting unit. However, we estimated the fair value of the nurse and allied staffing reporting unit based entirely on the income approach as of June 30, 2012 and September 30, 2012. Had we applied the market multiple approach to the nurse and allied staffing reporting unit, as we had done historically, it would have resulted in a very wide disparity between the revenue-based and EBITDA-based implied market enterprise values in the second quarter and third quarter. Accordingly, we concluded that the income approach was more appropriate in determining the fair value of our nurse and allied staffing reporting unit during the second and third quarters of 2012.

The estimated fair value of our reporting units is highly sensitive to changes in projections and assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of the reporting unit is greater than its carrying value.

Based on the results of our sensitivity analysis, we intend to closely monitor attendance trends, which have deteriorated recently, and other key performance indicators in our education and training reporting unit. As of September 30, 2012, the goodwill of this reporting unit was $9.9 million.

The table below provides a sensitivity analysis related to the impact of changes in certain key assumptions, on a standalone basis, on the percentage variance between fair value and carrying value for each of the reporting units with goodwill, with the exception of clinical trial services, recorded on our balance sheet:

		Sensitivity Analysis Fair Value Variance versus Carrying Value
	September 30, 2012 Fair Value Variance versus Carrying Value	100 basis point increase in WACC	100 basis point decrease in Terminal Growth Rate	10% reduction in After-Tax Cash Flows

Physician staffing	17.1%	10.8%	14.2%	11.6%
Education and training	4.5%	(3.8)%	0.3%	(2.5)%
Retained search	20.6%	15.4%	18.8%	12.8%

In addition, during each of the first two quarters of 2012, we determined there were indicators which triggered an impairment analysis of our goodwill and indefinite-lived intangible assets and, therefore, we completed the first step of the interim  impairment testing at the end of each respective quarter.

First quarter interim impairment testing results

At the end of the first quarter of 2012, our stock price declined from December 31, 2011. In addition, a slowdown in demand and booking activity in our nurse and allied staffing segment resulted in a downward revision to this segment’s near-term forecast. Additionally, we were closely monitoring performance in our clinical trial services and physician staffing businesses due to a thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing.  These factors warranted impairment testing in the first quarter of 2012, which, based on its results, we concluded that there was no impairment at March 31, 2012.

Second interim impairment testing results

During the second quarter of 2012, our stock price declined further from December 31, 2011. In addition, slower than expected booking momentum and reduced contribution income in our nurse and allied staffing segment resulted in a downward revision to this segment’s forecast. Additionally, we were closely monitoring the performance of the clinical trial services and physician staffing businesses due to a small margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the small margin between the carrying amount and fair value of the nurse and allied staffing reporting unit as of the March 31, 2012 interim impairment testing. These factors warranted impairment testing in the second quarter of 2012.

As a result of the June 30, 2012 interim impairment testing, we determined that the fair value of the nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in the second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing.  Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we wrote off the remaining goodwill which resulted in a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012.

Deferred Tax Assets and Liabilities

The tax effects resulting from our goodwill and intangible asset impairment charges through September 30, 2012, have resulted in a net deferred tax asset position on our condensed consolidated balance sheet as of September 30, 2012.  We have determined that it is more likely than not that the net deferred tax asset related to our cumulative impairment charges of $97.8 million will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.6 million has been recorded. Refer to our Management’s Discussion and Analysis – Critical Accounting Principles and Estimates in our Form 10-K for further information.

Other Critical Accounting Principles and Estimates

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, (ASU 2012-02), which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This ASU adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. We are currently evaluating the impact of this standard on our disclosures.

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

We could fail to generate sufficient cash flow to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

There are no assurances that we will be able to generate sufficient cash flow from operations to support our working capital requirements.  To the extent that funds generated from operations are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available, we may not be able to increase our operations. Expected improvement in profitability is discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Overview.

Our credit facility currently contains financial covenants. Our inability to comply with these covenants would result in a default under our credit facility. If an event of default exists, our lenders could call the indebtedness and we may not be able to obtain a waiver or renegotiate or secure other financing. Our plans to replace our credit facility are discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Credit Facility.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 8, 2012	By:	/s/ Emil Hensel
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

Date: November 8, 2012	By:	/s/ Elizabeth Gulacsy
Elizabeth Gulacsy Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1
Credit Agreement dated as of July 10, 2012, by and among the Company, a syndicate of lenders (including Wells Fargo Bank, National Association), Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., as Syndication Agent, and U.S. Bank National Association, as Documentation Agent (1)

10.2	First Modification Agreement, dated as of September 28, 2012, among Registrant, the Lenders listed therein and Wells Fargo Bank, National Association, as Administrative Agent (2)
10.3	Fourth Amendment to Lease Agreement dated June 25, 2012, by and between G&I VI 321/323 NORRISTOWN FE, LLC, and ClinForce

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, President and Chief Executive Officer
*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
*32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, President and Chief Executive Officer
*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit in the Company’s Form 8-K dated July 10, 2012 and incorporated herein by reference.
(2)	Previously filed as an exhibit in the Company’s Form 8-K dated October 3, 2012 and incorporated herein by reference