Form 10-K
period 2012-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2013-03-18
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-33169
Cross Country Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4066229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6551 Park of Commerce Boulevard, N.W.
Boca Raton, Florida 33487
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (561) 998-2232

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 29, 2012 of $4.37 as reported on the NASDAQ National Market, was $131,163,868. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 28, 2013, 30,902,314 shares of Common Stock, $0.0001 par value per share, were outstanding.

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

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2013.

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

Overview of Our Company

We are a leader in healthcare staffing with a primary focus on providing nurse, allied and physician (locum tenens) staffing services and workforce solutions to the healthcare market. We believe we are one of the top two providers of nurse and allied staffing services, one of the top four providers of temporary physician staffing (locum tenens) services, and one of the top five providers of retained physician and healthcare executive search services.  We are also a leading provider of education and training programs specifically for the healthcare marketplace. We report our financial results according to three business segments: (1) nurse and allied staffing, (2) physician staffing, and (3) other human capital management services.

In February 2013, we sold our clinical trial services business. Accordingly, this business segment has been reclassified as discontinued operations on our consolidated financial statements contained in this Report. For additional information, see Footnote 3 – Assets Held for Sale and Discontinued Operations contained elsewhere in this report.

Our operations reflect a diversified revenue mix across healthcare customers. For the full year 2012, our revenue from continuing operations was $442.6 million. Our nurse and allied staffing business segment was 63% of revenue and is comprised of travel nurse, per diem nurse and allied health staffing. Our physician staffing business segment was 28% of our revenue and consists of temporary physician staffing services with placements across multiple specialties. Our other human capital management services business segment was 9% of our revenue and consists of education and training, as well as retained search services related primarily to physicians, allied health and healthcare executives. On a company-wide basis, we have approximately 4,000 contracts with hospitals and healthcare facilities, and other healthcare organizations to provide our staffing services and workforce solutions. In 2012, no single client accounted for more than 3% of our revenue. Our fees are paid directly by our clients, and in certain instances, by third-party vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements. For additional financial information concerning our business segments see Note 17 to the consolidated financial statements - Segment Information, contained elsewhere in this report.

Healthcare and Demographic Influences on Our Business

Health Care Reform and the Health Workforce

Health care reform legislation known as the Affordable Care Act was enacted into law in March 2010, and incorporates the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The primary objective of the Affordable Care Act is to decrease the number of uninsured Americans and reduce the overall costs of health care by improving healthcare outcomes and streamlining the delivery of health care. A number of provisions of the Affordable Care Act take effect over several years and began in 2010 and are directed at employers, individuals, insurance providers and the health workforce. One of the major aspects of the Affordable Care Act is providing health insurance coverage for uninsured nonelderly people. According to an NBC News report of the Congressional Budget Office’s Estimate of the Effects of the Affordable Care Act on Health Insurance Coverage (February 2013), the Congressional Budget Office projects approximately 27 million previously uninsured people will be covered by health insurance by 2017.  This number was revised from its March 2012 projection that 32 million to 34 million previously uninsured people would receive health insurance coverage under the Affordable Care Act.

The Affordable Care Act is expected to create a large demand for medical professionals to accommodate the significant number of new patients that will begin using their health benefits. With respect to healthcare workforce, provisions of the Affordable Care Act are intended to: improve access by increasing the supply of needed health workers, particularly primary care practitioners; increase efficiency and effectiveness by encouraging systems redesign; address problems of mal-distribution; and improve the quality of care through improved education and training. It also establishes an infrastructure to collect and disseminate better data and information to inform public and private decision making around the supply, education and training and use of healthcare workers (Association of American Medical Colleges (AAMC) Center for Workforce Studies, April 2010).

Demand Influences

The long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. Additionally, there are projected shortages of healthcare professionals including registered nurses (RNs) and physicians.

According to the most recent report by the Centers for Medicare & Medicaid Services (CMS), in 2011 health spending in the U.S. grew by 3.9%, which was the slowest annual rate of increase in the 52 years that federal agencies have been tracking such data. In 2011, health expenditures increased to $2.7 trillion from $2.6 trillion in 2010 and from $2.5 trillion in 2009. The low rate of growth in overall health spending in 2011 largely reflects the lingering effects of the 2008 recession and the modest recovery that followed, which contributed to slower growth in the use of health care goods and services, lower medical inflation, reduced private health insurance enrollment, and employer efforts to control spending.

In 2011, Medicare spending grew 6.2% to $554 billion and Medicaid spending increased 2.5% to $408 billion over the prior year. Hospital spending grew 4.3% to $850 billion. Physician and clinical services spending grew 4.3% to $541 billion. The CMS analysis also noted that provisions of healthcare legislation under the Patient Protection and Affordable Care Act had minimal effects on health spending growth in 2010 and 2011 as the main provisions – the individual mandate and health insurance exchanges – do not take effect until 2014.

In 2012 and 2013, health spending was estimated to continue to grow modestly at 4.2% and 3.8%, respectively. In 2014, national health spending is projected to accelerate to 7.4% primarily due to implementation or expansion of provisions under the Affordable Care Act. Longer-term, CMS expects national health spending over the period of 2015-2021 to grow at an average rate of 6.2% annually, reflecting greater demand for healthcare services due to both an increasing and aging population, several provisions of the Affordable Care Act, and generally improving economic conditions.

●
The U.S. population grew by 9.7% to 308.7 million people in the decade from 2000 to 2010, according to U.S. Census Bureau data; and life expectancy for Americans is nearly 78 years, the highest in U.S. history, according to the most recent government data for 2007. Between 2010 and 2050, the U.S. Census Bureau projects the American population to grow 42% to 439 million people and also to grow older driven largely by the baby boomer generation moving into the ranks of the 65 and older population. The number of people age 65 and older is projected to more than double from 40.2 million in 2010 to 88.5 million in 2050, while over this same period the number of people age 85 and older is projected to grow from 5.8 million to 19 million, according to a May 2010 report by the U.S. Department of Commerce.

●
Utilization of healthcare services is significantly higher among older people. In 2007, people age 65 and older averaged seven doctor visits per year while people aged 45-65 average less than four visits annually, according to a 2010 report by the U.S. Department of Health and Human Services. This report also found that approximately one-third of people age 65 and older were admitted to acute care hospitals for treatment, which is about three times the comparable rate for people under age 65. The American Hospital Association (AHA) projects the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030.

We believe demand for our nurse, allied and physician staffing services is primarily influenced by two factors: (1) national labor market dynamics that affect the number of hours worked by healthcare professionals, especially nurses, and (2) the strength or weakness in acute care hospital admissions relative to expectations, as well as the volume of patients at other medical facilities and physician offices. During 2012, demand (defined as open orders from clients) improved significantly for our nurse and allied staffing services and also improved for our physician staffing services. However, overall demand for our healthcare staffing services remains below levels prior to the economic downturn that began in the fall of 2008.

With respect to temporary healthcare professionals, a significant downturn in the national labor market following the recession of 2008 triggered RNs to offer more hours of service directly to hospital employers at wages hospitals were willing and able to pay. This resulted in a steep decline in the demand for our temporary nurse and allied staffing services, and to a lesser extent, our physician staffing services. Physicians have historically been revenue generators for hospitals, healthcare facilities and practice groups while nurses are not a specifically reimbursed cost in the delivery of care.

Supply Influences

Overlaid on an expected increase in demand for healthcare services is a projected shortage of RNs that is caused by an aging nurse workforce and a nurse education system constrained by both an aging faculty and lack of accredited teaching facilities. There is also a growing shortage of physicians in both hospitals and practice groups that is influenced by constraints in the number of graduates from U.S. medical schools combined with an aging workforce that is expected to experience substantial retirements over the next decade. Healthcare reform legislation is also expected to have a future impact on the shortage of RNs and physicians caused by adding tens of millions of new patients to the reimbursement system.

●
Despite a high national unemployment rate in 2012 and flat job growth compared to the prior year, the U.S. healthcare workforce continued to expand. The Bureau of Labor Statistics reported that healthcare employers added 45,000 new jobs in December 2012, bringing the 2012 total of new jobs created in this sector to 338,000, a 7.3% increase from the prior year.

●
RNs are projected to be the top occupation in terms of job growth through 2020, according to the Bureau of Labor Statistics in its February 2012 report, Employment Projections 2010-2020, in which the number of employed nurses is expected to grow 26% from 2.74 million in 2010 to 3.45 million in 2020.  During the past several years, hospital employment of RNs increased significantly due to several factors related to the effects of the economic downturn and weak national labor market: full and part-time staff RNs increased the number of shifts working directly for hospital employers, many retired RNs returned to bedside care, older RNs contemplating retirement remained in the workforce longer to maintain household income, and there was an increase in younger RNs entering the workforce. In the last recession, in 2007 and 2008, hospital employment of RNs increased by an estimated 243,000 full-time equivalents – the largest increase during any 2-year period in the prior four decades. These factors served to substantially ease the shortage of RNs working in hospitals. Looking ahead, knowledgeable industry researchers believe that over the next several years, many RNs who entered the workforce during the economic downturn are likely to leave their jobs once the economy fully recovers, making it likely that growth in demand for RNs over the next few years will exceed the projected growth in the workforce, leading to renewed shortages of RNs in the near-term (New England Journal of Medicine, April 2012). And in the longer-term, large shortages of RNs are projected nationwide with the onset of a substantial shortfall of RNs expected to occur around 2018 and growing to approximately 260,000 by 2025 (Health Affairs, June 2009).

●
Physicians are expected to be in short supply as well. While the root cause of this shortage dates back to the 1980s and 1990s when medical schools capped enrollment, the U.S. is expected to face a shortage of more than 90,000 primary care, surgical and medical specialty physicians by 2020 – a number that will grow to more than 130,000 by 2025, according to analysis by the Association of American Medical Colleges (AAMC) Center for Workforce Studies (June 2010). This analysis factored in an expansion of health care insurance as a result of the Affordable Care Act along with physician retirements. The AAMC expects nearly one-third of all physicians will retire in the next decade. Additionally, while the number of applicants to U.S. medical schools is increasing, it will not keep pace with expected future demand. The U.S. Department of Health and Human Services estimates that the physician supply will increase by only 7% in the next 10 years.

The supply of healthcare professionals (HCPs) in the marketplace is dependent upon the number of HCPs entering or already active in their respective professions, less the number of professionals leaving or retiring from the workforce. The supply of RNs available for our staffing services is variable and impacted by national labor market dynamics and demand-related factors which influence RNs to gauge their willingness to work temporary assignments, be directly employed by hospitals as staff nurses or working in non-hospital settings such as insurance companies, health clinics and doctor offices. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments, along with the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce who traditionally work fewer hours than their male counterparts.

Influences on Our Customers

Hospital and healthcare facility customers comprise the majority of our revenue base. Typically, they provide medical care on a 24 hour/7 day a week basis, which requires RNs, physicians and other healthcare professionals to be staffed around the clock. Labor costs have historically been the largest component of a hospital’s operating budget with nursing care accounting for about half of this amount or a quarter of total expenditures. Hospitals are capital-intensive organizations that are paid for their services through reimbursements from the CMS, by insurance companies paying their members’ covered claims, and by private-pay individuals. Our fees are paid directly by our clients and in certain instances by vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Since the beginning of 2003, growth in hospital in-patient admissions has been relatively flat. In addition, hospitals, healthcare facilities and physician practice groups have had to contend with changes to government reimbursements for their services and changes in legislation and agency regulations, along with a large pool of uninsured patients. In addition, in 2011, uncompensated care (bad debt and charity care) by hospitals reached a record $41.1 billion and represented 5.9% of total expenses, which was relatively consistent with the prior 5-year period. Among other things, these factors have been compounded by high unemployment and higher deductibles and co-pays for those with health insurance coverage.

During 2012, hospitals and health systems continued to operate in an environment characterized by a slow recovering economy and emerging healthcare policy changes. These factors have turned up the pressure in the near- and longer-term to increase efficiency, devise new payment models and create new models of coordinated care across hospitals, health systems, other medical providers and the community with the result of improved quality of care and better health outcomes, according to the American Hospital Association (AHA). More specifically, hospitals and other health care providers were reacting to and complying with the Patient Protection and Affordable Care Act, and subsequent changes.

In addition, many hospitals are currently undergoing electronic medical record (EMR) implementations aided by grants available to healthcare facilities under the Health Information Technology for Economic and Clinical Act (HITECH Act) – adopted as part of the American Recovery and Reinvestment Act – to improve the quality of healthcare by reducing medical errors and lowering costs through the computerization of America’s health records by 2015. See Regulations Affecting Our Clients for more information about this Act. Hospitals are also going through ICD-10 implementation (International Classification of Diseases, Tenth Revision), which is a new version of the medical procedure codes used for reimbursement, quality and patient safety reporting. Transitioning to the new coding system is a significant undertaking that requires not just technology upgrades, but also training of clinical, coding and financial staffs. As a comparison, the new ICD-10 coding system contains more than 141,000 codes and accommodates a host of new diagnoses and procedures, whereas the prior ICD-9 coding system contains approximately 17,000 codes.

Physicians are increasingly becoming employees of hospitals or health systems due to business pressures and costs of operating private practices. Hospitals seek to gain market share by increasing their referral base and capturing admissions while physicians are facing a combination of factors that include stagnant reimbursement rates, increased regulatory burden, rising costs, greater risk associated with operating a private practice, and an increased desire for a better work-life balance. We believe this shift has reduced the demand from hospitals for temporary physicians. In 2009, more than 50% of medical practices were hospital-owned as compared to about 26% in 2005, according to annual physician compensation surveys by the Medical Group Management Association (MGMA).

Looking ahead, there are a number of key issues hospitals and health systems are expected to face in 2013, according to Becker’s Hospital Review (September 2012) including:

●	Hospital-hospital consolidation

●	Hospital-physician alignment

●	Payor-payor and payor-provider consolidation

●	Physician shortage and physician burnout

●	Sustainability of physician employment

●	Accountable care organizations

Nurse and Allied Staffing

We are a leading provider of nurse and allied staffing services in the U.S. Nurse and allied staffing is our largest business segment with revenue of $277.8 million in 2012. The majority of our revenue is generated from staffing RNs on long-term contract assignments (typically 13-weeks in length) at hospitals and health systems. We also staff allied health professionals on long-term contract assignments and staff RNs, licensed practical nurses and certified nurse assistants on short-term per diem assignments through our network of local offices. Our allied and other healthcare professionals represent a wide range of specialties that include operating room technicians, rehabilitation therapists, radiology technicians, respiratory therapists, radiation therapy technicians, nurse practitioners, and physician assistants.

We market our nurse and allied staffing services primarily to acute care hospitals and health systems, and provide our clients with staffing solutions through our Cross Country Staffing (CCS) and Allied Health Group brands. Our clients provide health and medical services across a broad range of clinical settings in the for-profit and not-for-profit sectors throughout the U.S., including acute care hospitals, physician practice groups, skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, non-clinical settings such as home care and schools.

Our nurse and allied staffing businesses are certified by The Joint Commission under its Health Care Staffing Services Certification Program.

CCS is our largest brand. The vast majority of our activities are designed to help a diverse customer base of hospitals and health system clients meet their ongoing staffing needs for temporary nurses and allied health professionals. During 2012, we worked with more than a thousand hospitals and health system clients. Additionally, as a part of its business strategy, CCS provides comprehensive Managed Service Provider (MSP) solutions to large hospitals and health systems throughout the U.S. to manage their temporary clinical staffing.  These MSP contracts are specifically tailored to each client based on their workforce goals and financial targets. Our MSP engagements typically incorporate one or more of our contract nurse, contract allied and/or per diem staffing solutions. Typically, such arrangements require CCS to:

●	negotiate contracts with subcontractors in order to help meet the client’s fill rate expectations

●	verify that all nurses provided both by CCS and subcontractors meet CCS’ credential requirements and other standards and testing requirements established by the client

●	verify insurance coverage of the subcontractors and their candidates

●	manage orders for open positions from the client and distribute those needs to subcontractors as required

●	interview candidates presented to ensure they meet the client’s specifications

●	consolidate and reconcile the timecard approval and invoicing process for services provided by CCS and all subcontractors

●	distribute payments to subcontractors for services provided to the client

●	capture and analyze data for the benefit of the client

These services are particularly beneficial to larger facilities and systems that require many healthcare professionals across a broad spectrum of medical disciplines and specialties. For the full year 2012, approximately 29% of our nurse and allied staffing volume was at MSP client facilities. In addition to directly supplying a large majority of client needs under these MSP programs, CCS has relationships with hundreds of subcontractors throughout the U.S. to ensure that clients have access to a large pool of candidates to meet their staffing needs.

Another component of our business is contract staffing for hospitals and health systems undergoing electronic medical record (EMR) technology implementations. In these situations, we supply contract temporary healthcare professionals to provide patient care while hospital staff RNs are away in classroom settings undergoing training and to provide support to the staff RNs in utilizing the EMR technology upon their return to bedside care. We expect that staffing related to EMR technology implementations will be one of the growth drivers of our nurse and allied staffing segment in 2013.

Overview of the Nurse and Allied Staffing Industry

Clients today select between contract and/or per diem staffing solutions in order to meet their temporary staffing needs. The term “contract staffing” is typically associated with travel nurse or travel allied health professionals. Contract staffing involves placement of nursing or allied healthcare professionals on a contract basis, typically for a 13-week assignment although assignments may range from several weeks or longer than three months. Contract assignments usually involve relocation to the geographic area of the assignment. Both the contract and per diem models provide our clients with a more flexible cost model to better manage variability in their staffing needs due to changes in demand. Often, the contract model is preferred because it also provides a pool of potential full-time job candidates from outside the local market, and enables healthcare facilities to provide their patients with a greater degree of continuity of care versus a per diem solution. The staffing company generally employs the healthcare professional and is responsible for providing them with customary employment benefits, including travel reimbursements, and for coordinating housing arrangements. Per diem nurse staffing comprises the majority of the outsourced temporary nurse staffing market and involves the placement of locally-based healthcare professionals on short-term assignments, often for daily shift work, with little advance notice by the hospital client. Consequently, housing and travel reimbursements are generally not required for this mode of staffing. In 2012, the market for travel nurse and allied staffing was estimated to be approximately $4.4 billion and the market for per diem staffing was estimated to be $2.8 billion, according to industry sources.

Recruiting

We operate differentiated brands – Cross Country TravCorps, MedStaff Healthcare Solutions, NovaPro, Cross Country Per Diem, CRU-48, Allied Health Group, MRA Search and Assignment America – to recruit nurses and allied healthcare professionals on a domestic and international basis. We believe RNs and allied health professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, as well as a high level of customer service. In 2012, more than ten thousand healthcare professionals applied with us through our recruitment brands.

Historically, more than half of our field employees have been referred to us by other healthcare professionals. We market our brands on the Internet including extensive utilization of social media, which has become an increasingly important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online. We also advertise in trade publications.

Our recruiters are an essential element of our staffing business, responsible for establishing and maintaining key relationships with candidates for the duration of their employment with our Company. Our recruiters work with candidates before, during and after their employment with us. We believe our retention rate of healthcare professionals is a direct result of these relationships. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our hospital clients. At year-end 2012, we had 96 recruiters in our nurse and allied staffing segment.

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

Contracts with Field Employees and Hospital Clients

Each of our contracted field employees works for us under the terms of a written agreement. Contract assignments are typically 13-weeks in duration and can be shorter or longer. The vast majority of our field employees are hourly whose agreements with us specify the hourly rate they will be paid and any other benefits they are entitled to receive during the assignment period. We bill clients at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements.

Operations

We operate our contract staffing business through a relatively centralized business model servicing all of the assignment needs of our field employees and client healthcare facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania; and Norcross, Georgia. In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service and risk management. Our per diem staffing services are provided through a network of 19 branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automatic Data Processing, Inc. for payroll processing. Client billings are typically generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

During 2012, we had an average of approximately 1,100 apartments open under lease throughout the U.S. Our housing staff typically secures leases and arranges for furniture rental and utilities for field employees at their assignment locations. Apartment leases are typically three months in duration to match the assignment length of our field employees. Beyond the initial term, leases can generally be extended on a month-to-month basis. We typically provide accommodations at no cost to the healthcare professional on assignment with us based on our respective recruitment brand’s practices. We believe that our economies of scale help us secure competitive pricing and favorable lease terms.

Demand and Supply Drivers

Using temporary personnel enables healthcare providers to manage their total staffing levels of internal and external nursing resources to better match variability of in-patient admissions, seasonal fluctuations, and other factors such as facility expansion and staff training activities.

The market for our nurse staffing services is determined by the demand from hospital and health system clients and the available supply of RNs and other healthcare professionals. We believe demand is a function of both the dynamics of the national labor market and its impact on RNs and their spouses (approximately 75% of RNs in the U.S. are married), as well as hospital admission trends relative to expectations (Health Resources and Services Administration (HRSA) (September 2010)). Each of these factors influences the number of shifts or hours that full and part-time RNs are willing to work directly for hospitals at prevailing wages that hospitals are able to pay. In general, we believe nurses are more willing to seek contract assignments with us during relatively high levels of industry demand for contract employment, and conversely, are more reluctant to seek contract assignments during and immediately following periods of weak industry demand for contract employment. We also believe demand for contract nurse staffing services will be favorably impacted in the long-term by an expanding and aging population and an increasing shortage of nurses. From 2008 to 2010, RN turnover and vacancy rates at hospitals decreased year-over-year due primarily to economic conditions, according to a 2012 Advisory Board report. However, from 2010 to 2011, these metrics reversed the trend of the prior several years likely reflecting increasing confidence in the labor market. Exhibiting the greatest increase was the vacancy rate for bedside nurses, which the Advisory Board report states may be an early indicator of the return of nursing shortage conditions.

During 2012, while hospital admission trends continued to remain relatively flat and the U.S. economy achieved a slight improvement and national unemployment improved somewhat but remained high, we experienced an increase in demand for our nurse and allied staffing services that strengthened over the course of the year from a very weak start. The improvement in demand was broad-based and reflected staffing associated with hospital electronic medical record implementations and staffing needs at our MSP accounts.

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

In connection with a statement by the Tri-Council of Nursing (July 2010), Dr. Peter Buerhaus, Associate Dean of Vanderbilt University’s School of Nursing, stated that he believes it is important to look beyond the short-term environment where hospitals have largely been able to employ all the RNs they want at prevailing wages due to the uncertainty over key economic factors. Buerhaus outlined that once the jobs recovery begins and RNs’ spouses rejoin the labor market, many currently employed RNs could leave the workforce where their exit could be swift and deep. This includes many of the more than 100,000 RNs over the age of 50 that re-entered the workforce during 2007 and 2008, who are a part of the nearly 900,000 working RNs over the age of 50, of which Buerhaus expects large numbers of them to retire in the years ahead – independent of the pace and intensity of a jobs recovery. More recently, Buerhaus found a 62% increase in the number of 23-26 year olds who entered the RN workforce between 2002 and 2009 (Health Affairs, December 5, 2011). Despite this increase in younger RNs, the study concluded that the nursing shortage is not over given the demand for nursing care by older adults, new opportunities for nurses through healthcare reform, and the need for more highly educated RNs.

Educating Nurses

The most commonly reported initial nursing education of RNs in the U.S. is the Associate Degree in Nursing, representing 45.4% of nurses. Bachelor’s or graduate degrees were received by 34.2% of RNs, and 20.4% graduated from hospital-based diploma programs. More than 21% of RNs earned an academic degree prior to their initial nursing degree. More than two-thirds of RNs reported working in a health occupation prior to their initial nursing education (HRSA, September 2010). In contrast, 57% of the RNs we placed on our contract assignments in 2012 earned their bachelor’s or graduate degrees.

Enrollment in all types of professional nursing programs increased from 2011 to 2012, including a 3.5% increase in entry-level Bachelor of Science in Nursing programs, according to preliminary survey data from the American Association of Colleges of Nursing (AACN) issued in December 2012. In addition, the AACN survey results showed a 22.2% increase in the number of students enrolled in baccalaureate degree completion programs – called RN to BSN programs – marking the 10th year of increased enrollment in these programs. Enrollment in master’s and doctoral degree nursing programs increased significantly in 2012, according to the AACN. Nursing schools with master’s programs reported an 8.2% increase in enrollment in 2012 and doctoral nursing programs enrollment increased 19.6% while enrollment in research-focused doctoral programs increased slightly by 1.3%.

Nursing schools continue to receive more qualified applications than can be accommodated. The AACN preliminary data reflects that 52,212 qualified applications for entry-level baccalaureate nursing programs in 2012 were turned away. The primary barriers to accepting all qualified students at nursing colleges and universities continue to be a shortage of clinical placement sites, faculty and funding.

According to the AACN, the national nursing school full-time faculty vacancy rate decreased slightly to 7.6% in 2012 from 7.7% in 2011, and represented a total of 1,181 faculty vacancies at nursing schools with baccalaureate and/or graduate programs across the country. Most of the vacancies (88.3%) were faculty positions requiring or preferring a doctoral degree. The major reasons precluding schools from hiring additional faculty are insufficient funds to hire new faculty (64.1%), and unwillingness by school administrators to commit to hiring additional faculty (55.5%), and competition with practice for graduate-prepared nurses (35.9%).

Physician Staffing

The physician staffing or “locum tenens” industry most commonly refers to temporary physicians that contract with staffing agencies to perform medical services over a specified period of time as independent contractors at hospitals, group practices or other healthcare organizations. Physicians consider this way of practicing medicine an excellent alternative to traditional practice while healthcare organizations appreciate the value of this flexible staffing model.

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

Temporary staffing is also the choice of many seasoned physicians who are not ready to retire, but who want to scale back from the rigors and administrative burdens of a full-time practice and/or supplement their income. These physicians enjoy the opportunity to keep more reasonable hours and combine work with travel and time spent with family and friends. Other physicians choose temporary physician staffing work while in mid-career as a way to find the right position in a new area, while they are in professional transition such as from military to civilian practice, or while in the process of starting their own business.

Overview of the Physician Industry

The physician industry is characterized by several trends including: (1) growing demand for services from an aging population, (2) an aging of the physician workforce, and (3) increased direct employment by hospitals partly in response to anticipated effects of healthcare reform.

Demand for physicians is projected to grow 29.7% between 2008 and 2025, from 706,500 to 916,000, according to the AAMC Center for Workforce Studies (June 2010), which attributed the increase to the projected aging of the population and the passage of health care reform that will insure approximately 27-30 million Americans. On the supply side, the AAMC projects that over the same period the number of physicians will only increase 12.3% reflecting expectations that nearly one-third of all physicians will retire in the next decade and enrollments in medical schools will not be enough to meet demand just as more people will need health care. As a result, the AAMC projects by 2020 a shortage of more than 90,000 primary care, surgery physicians and medical specialists.

An earlier AAMC report (November 2008) concluded that the hospital inpatient setting is projected to experience the greatest increase in demand of 36.6%, while all the other settings are projected to grow by increases that exceed 20%.

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

●	There is a significant income gap – and perception of status and prestige – between generalists and specialists.

●
Consequently, while primary care physicians have consistently comprised about one-third of all physicians over the past 30 years, the number of U.S. medical school graduates selecting a family medicine career fell nearly 27% from 5,746 in 2002 to 4,210 in 2007.

●
Medical education and training appear to have less impact on the career choice of new physicians than the practice environment for primary care. Medical students often cite factors such as an ability to control workload, flexibility in scheduling, and career satisfaction as elements in their decisions.

Since the recent economic downturn and in the face of health care reform, physicians have looked increasingly for stability in an environment of decreasing reimbursement for professional fees, as well as increased pressure and cost for physician practices to comply with new electronic health records standards. At the same time, selected hospitals are trying to manage rising costs and the CMS is moving to a coordinated care model via Accountable Care Organizations (ACOs) in an effort to enable healthcare providers to control costs and improve quality by working together with other providers and payers.

As hospitals and health systems position themselves for health care reform, including establishing ACOs, hospital employment of physicians has risen sharply in recent years in a quest to gain market share, revenue, shore up referral bases and capture admissions, according to the Center For Studying Health System Change report based on site visits to 12 nationally representative metropolitan communities in 2010. The American Hospital Association reported in its annual hospital survey that full and part-time physician hiring at hospitals accelerated from 88,384 in 2005 to 115,421 in 2010. In 2011, hospitals increased their hiring of physicians, according to a survey released in January 2012 by Sullivan, Cotter and Associates, in which nearly three-quarters of health care organizations reported they had increased physician staffing levels. More recently, a study by The Physician’s Foundation (September 2012) found that more than 50% of physicians will cut back on patients seen, switch to part-time, switch to concierge medicine, or retire. In reporting on this survey, HealthLeaders Media (September 2012) said that 75% of physicians don’t believe the migration to employment is a positive trend, including 62% of employed physicians who consider it a negative. Those physicians opting for employment are doing so for economic security and relief from an extreme regulatory environment.

Educating Physicians

The root cause of the projected physician shortage dates back to the 1980s and 1990s when enrollment in medical schools was capped. Although medical school enrollments and graduations have increased somewhat since 2005, the education and training of more physicians will not be enough to address the shortage, according to the AAMC (December 2008). In 2012, the total number of applicants to U.S. medical schools increased 3.1% to 45,266, according to the AAMC, while enrollment in medical schools was at an all-time high and increased 1.5% to 19,517 students. Graduations from U.S. medical schools declined slightly to 17,338 in 2012 from 17,363 the prior year.

Temporary Physician Staffing Drivers

According to industry sources, the temporary physician staffing industry was estimated to be approximately $2.1 billion in revenue in 2012. Using temporary physicians enables healthcare providers to manage their resources to better match variability of in-patient admissions, seasonal fluctuations, and other factors such as vacations, facility expansion and staff training activities. Locum tenens gives a physician the opportunity to practice medicine and focus almost exclusively on patient care without the burden of the administrative aspects of managing a business, reimbursement concerns, hospital politics or malpractice costs. In addition, locum tenens can be an attractive career opportunity for physicians for other reasons depending on their age, financial situation and stage of career. Most recently, since the economic downturn, the demand for locum tenens has been influenced by the delay in retirement of many older physicians and increased direct employment of physicians by hospitals.

Our Physician Staffing Business

MDA is one of the largest providers of physician staffing services in the U.S. It was founded in 1987 and is headquartered in Norcross, Georgia. Segment revenue was $123.5 million in 2012. During 2012, MDA handled more than 5,000 assignments for 833 clients utilizing its database of over 400,000 providers who represent a wide range of medical specialties.

During 2012, our physician staffing revenue grew 4% from the prior year in a marketplace that reflected a modest improvement in the economy and continuing concerns by hospital administrators and practice group leaders with respect to changes in the delivery of health care under the Patient Protection and Affordable Care Act. Given these ongoing uncertainties, physicians have increasingly opted to become employees of hospitals and health care systems. While we expect this trend to continue in the short-term, we believe the future outlook for the physician staffing industry is positive as demand for physicians is projected to increase by 2025 due to the demographics of a growing and aging population along with healthcare reform that is expected to be directionally favorable to our business. The needs will be particularly strong in the primary care specialties due to recent decreases in medical school graduates entering the primary care field. Locum tenens should benefit from these shortage trends and demands particularly with an ever increasing aging population. We believe MDA is well positioned to respond to the current and future needs of its healthcare partners.

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

Additionally, MDA currently is one of the largest multi-specialty physician staffing companies that has procured an occurrence-based professional liability policy that provides coverage in all 50 states from a national insurance company, which is AA+-rated by Standard & Poor’s. We believe this is an important competitive advantage for MDA in the recruitment of physicians. The occurrence-based policy is of particular importance to physicians as it covers incidents occurring during the policy period regardless of when they are reported. The more common claims-made policy only covers physicians for claims “reported” during the policy period, which may leave a physician without coverage if the claim is not timely reported or if they fail to secure “tail” coverage. Quality medical malpractice liability insurance coverage is a critical component of the MDA business model. Clients usually require MDA to refer physicians with medical professional liability coverage, and physicians are attracted to MDA, in part, because it offers this malpractice coverage.

When it was initially founded, the locum tenens industry primarily served clinics, group practices and rural hospitals. As the physician staffing industry has matured, an increasing amount of business has been generated from serving hospitals in both urban and suburban settings. Large, nationwide hospital systems and associations continuously use MDA’s services due to its ability to respond quickly to the hospital’s needs, and offer quality physicians on a temporary basis. MDA also provides services to various U.S. government institutions, including the Department of Veterans Affairs, the Indian Health Services, the Army, Air Force and other agencies. In 2012, approximately 60% of MDA’s business was from hospitals and approximately 40% was from physician practice groups and other healthcare facilities.

Recruiting

MDA successfully operates a multi-site business model with employees at several locations. Recruiters go through extensive training in both sales and recruitment of physician specialties in order to have continuity with providers and hospitals to facilitate quick and personal service to every customer. Each recruiter typically covers one specialty and one geographic region whereas competitors typically have separate sales and marketing personnel which can add confusion to the staffing process. Recruiters are also responsible for managing accounts, including the responsibility for collecting amounts due from customers, enabling MDA to have a single point of contact for customers. MDA currently employs approximately 83 physician staffing recruiters.

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

Other Human Capital Management Services

We provide education and training programs to the healthcare industry and we also provide retained search services for physicians and healthcare executives. Segment revenue was $41.3 million in 2012.

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, coordinates with various independent contractors in order to offer one-day seminars, conferences and e-learning to healthcare professionals on topics pertaining to healthcare. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE offers one-day seminars and e-learning, as well as national and regional conferences on topics relevant to healthcare professionals. Since 1995, CCE has trained more than 1,200,000 licensed professionals in the fields of physical and occupational therapy, behavioral health, nursing, long-term care, coding and billing, regulatory compliance, dentistry, health information and healthcare administration. In 2012, CCE held approximately 5,330 seminars and conferences that were attended by more than 140,000 registrants in 175 cities in the U.S. and Canada. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

In 2012, CCE’s live seminar attendance decreased approximately 7% from the prior year due to what we believe are several factors. First, significant budget cuts to both non-Medicaid and Medicaid-based mental health services negatively impacted employment for public mental health programs.  We believe this reduced demand for our programs as these professionals may have obtained to a greater degree continuing education credits via e-learning offerings. Second, the education industry is increasingly offering live webcasting and rebroadcasting of seminars. To address this shift, CCE has significantly expanded its offerings in this area while continuing to provide thousands of live seminars each year. CCE is also expanding its online presence and will continue to move toward a greater offering of blended learning opportunities for a professional that combines live seminar offerings with audio and e-learning products. CCE is also focusing greater efforts on developing strategic partnerships with provider organizations that can extend our learning programs to their licensed employees.

Retained Search

Our Cejka Search subsidiary is headquartered in Creve Coeur, Missouri, a business district centered within the St. Louis metropolitan area. Cejka Search has been a leading physician, executive, advanced practice and allied health search firm for more than 30 years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, advanced use of recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka Search annually completes hundreds of search assignments for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, accountable care organizations (ACOs), managed care and other healthcare organizations.

In 2012, ongoing uncertainty about health care reform, Medicare reimbursement rules and the pace of economic recovery continued to limit or delay implementation of the industry’s medical staff and administrative leadership recruitment plans, which extended the challenging and competitive environment for retained search services. Despite these market conditions, Cejka Search experienced improved year-over-year growth in revenue and contribution income, particularly in the second half of the year, due to strong performance in executive search, the implementation of strategies to expand market reach and improve operating efficiency. We believe Cejka Search is well-positioned to benefit from further economic recovery, the intensifying shortage of physicians and midlevel providers, and the critical need for effective healthcare executive leadership, in particular physician executive leaders, to meet the challenges of health care reform.

Additional Information About Our Business

Growth and Investment Strategy

Our long-term corporate strategy for growth includes:

●	Expand and leverage sales efforts with high level consultative sales professionals focused on optimizing the total revenue potential of strategic accounts

●	Expand per diem capacity and market share; increase the number of branches in support of MSP services

●	Expand allied health placement settings and broaden mix of specialties

●	Create integrated temporary and permanent physician services solution in support of MSP and strategic healthcare facilities

●	Attract additional healthcare customers, healthcare professionals and providers

●	Seek additional MSP contracts and EMR engagements with hospitals and health systems

●	Strengthen our market position and margins in our businesses

●	Generate strong cash flow

●	Make strategic acquisitions in high growth, high margin businesses that will strengthen and broaden our market presence

●	Maintain a strong balance sheet to provide financial flexibility

Competitive Strengths

We are a leader in healthcare staffing with a primary focus on providing nurse, allied and physician (locum tenens) staffing services and workforce solutions to the healthcare market. We believe we are one of the top two providers of nurse and allied staffing services, one of the top four providers of temporary physician staffing (locum tenens) services, and one of the top five providers of retained physician and healthcare executive search services.  We are also a leading provider of education and training programs specifically for the healthcare marketplace. Since becoming a public company in 2001, we have expanded our revenue mix across sectors of healthcare staffing services and customers. In 2012, our nurse and allied staffing business segment was 63% of our revenue; our physician staffing business segment was 28% of our revenue and our other human capital management services business segment was 9% of our revenue. This compares to our 2001 revenue mix in which 87% was from our nurse and allied staffing business segment, 7% from our other human capital management services business segment, and 6% from our discontinued clinical trial services business segment.

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

●
Strong and Diverse Client Relationships. We provide healthcare staffing and outsourcing solutions to a national client base represented by approximately 4,000 contracts with hospitals and healthcare facilities, and other healthcare providers. No single client accounts for more than 3% of our revenue.

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

●
Recruiting and Placement of Healthcare Professionals. We are a leader in recruiting and retaining highly qualified healthcare professionals from the U.S. and Canada. In 2012, thousands of healthcare professionals applied with us through our differentiated recruitment brands. We believe we offer appealing assignments, competitive compensation packages, attractive housing options and other valuable benefits. Our size and centralized staffing structure provide us with operating efficiencies in key areas such as recruiting, marketing and advertising, training, housing and insurance. Our proprietary information systems enable us to manage our recruitment and placement operations. Our systems are scalable and designed to accommodate significant future growth. At year-end 2012, the databases for our travel nurse and allied staffing business included more than 345,000 RNs and other healthcare professionals who completed job applications with us. Similarly, the database for our physician staffing business included more than 400,000 physicians representing dozens of specialties.

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

●
Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management has played a key role in the growth and development of the healthcare staffing industry. Our management averages more than 15 years of experience in the healthcare industry.

Competitive Environment

All of our businesses operate in highly competitive and regulated markets. In our nurse, allied and physician staffing businesses, the principal competitive factors in attracting and retaining healthcare clients include the ability to fill client needs on a timely basis, price, customer service, quality assurance and screening capabilities, having an understanding of the client’s work environment, risk management policies and coverages, and general industry reputation. The level of demand for our temporary staffing and outsourcing services is influenced by, among other things, the number and acuity of patients requiring medical care in hospitals and physician offices, availability and affordability of healthcare insurance coverage, national healthcare spending and reimbursement for medical care, general economic conditions and their impact on labor markets and healthcare employment, and the corresponding supply of healthcare professionals available to us for placement on assignments.

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

Nurse and Allied Staffing

The nurse and allied staffing market is highly competitive. While barriers to entry historically had been relatively low, they have increased significantly and the achievement of substantial scale is very challenging. We believe the utilization of temporary nurse staffing services by hospitals has historically been approximately one-quarter to one-third travel nurse staffing and approximately two-thirds to three-quarters per diem nurse staffing. We compete with a relatively small number of national travel nurse staffing companies, as well as hundreds of smaller and more localized staffing firms that have the capabilities to relocate nurses. We also compete in per diem nurse staffing with a small number of national or regional staffing firms along with hundreds of small local providers. National competitors include AMN Healthcare Services, Inc., CHG Healthcare Services, and Medical Staffing Network Holdings, Inc.

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

Systems

Our placement and support operations are enhanced by sophisticated information systems that facilitate smooth interaction between our recruitment and support activities. Our proprietary information systems enable us to manage virtually all aspects of our operations. These systems can accommodate significant future growth of our business. In addition, their scalable design allows further capacity to be added to the existing hardware platform. We have proprietary software that handles most facets of our business, including contract pricing and profitability, contract processing, job posting, housing management, billing/payroll and insurance. Our systems provide support to our facility clients, field employees and independent contractors, and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skill set of each registered field employee and independent contractor. In addition to our domestic information systems team, certain software development and information technology support is provided by our employees based in Pune, India.

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

Workers’ compensation benefits are provided under a partially self-insured plan. We have a letter of credit structure to guarantee payments of claims. At December 31, 2012 and 2011, respectively, we had outstanding approximately $6,899,096 and $7,049,096 standby letters of credit as collateral to secure the self-insured portion of this plan.

In October 2009, we purchased an occurrence-based primary professional liability policy that provides each working nurse and each allied healthcare professional with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those individual limits are shared with the healthcare provider’s employer (e.g., Cross Country TravCorps or MedStaff, our wholly-owned subsidiaries) in the event of vicarious liability and/or negligent hiring allegations on a claim. This policy does not have a deductible. In addition, in October 2009, we purchased an excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of Cross Country Travcorps and $1,000,000 per occurrence and $3,000,000 in the aggregate for all working nurses of MedStaff. Those limits are also shared with the corporations on applicable claims. MedStaff also secured insurance coverage having the same terms as the primary and excess coverage described above for acts occurring on or after October 25, 2002.

Since October 2009, all primary professional liability insurance has been provided under occurrence-based plans. Prior to that period, primary professional liability coverage was provided under various self-insured, claims-made and occurrence-based plans depending on the subsidiary and the applicable policy year. In October 2004, we secured individual occurrence-based primary professional liability insurance policies with no deductible for virtually all of our working nurses and allied professionals, except those employed through our MedStaff, Inc. (Medstaff) subsidiary.

In October 2012 we merged the separate primary professional liability policies for Cross Country TravCorps and MedStaff into one occurrence-based primary policy that provides each working nurse and each allied healthcare professional with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those limits are also shared with the corporations on applicable claims. We also merged the excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of both Cross Country TravCorps and MedStaff. Those limits are also shared with the corporations on applicable claims.

These occurrence-based individual policies replaced a $2,000,000 per-claim layer of self-insured exposure. We continued to provide primary coverage through a $2,000,000 self-insured retention for nurses and allied professionals who did not qualify for the individual occurrence-based coverage, as well as for our independent liabilities (such as negligent hiring) during these policy years. Effective October 1, 2008, the individual primary professional liability insurance policies were replaced with one policy that insured each individual nurse for $2,000,000 per occurrence and $4,000,000 in the aggregate, as well as the corporation which shared those limits. This policy had no deductible and did not cover healthcare professionals working through MedStaff or MDA Holdings, Inc. or its subsidiaries (collectively, MDA). Separately, prior to October 1, 2009, our MedStaff subsidiary had a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible per claim.

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, Certified Registered Nurse Anesthetists (CRNAs) and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc. (the Captive). Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. The value of the letter of credit was secured by $5,000,000 of cash held by the Captive as restricted cash at December 31, 2008. During 2009, the cash was released from restriction and replaced by a letter of credit under our credit facility. Currently, the value of the letter of credit is $5,000,000.

Subject to certain limitations, we also have $5,000,000 per occurrence and $10,000,000 in the aggregate in umbrella liability coverage after $2,000,000 is exhausted under the primary and excess professional liability policies covering the working nurses and allied healthcare professionals. While this umbrella coverage does not extend to professional liability claims against MDA, its independent contractor physicians, CRNAs and allied health professionals, it does cover claims brought against all of our subsidiaries for non-patient general liability ($250,000 deductible), employee liability ($1,000,000 deductible), non-owned hired auto ($1,000,000 deductible) and errors and omissions ($500,000 deductible and a cap of $5,000,000 in coverage under the umbrella policy).  The Company purchased tail insurance for its former clinical trials business with a $500,000 deductible and a $5,000,000 cap in coverage under the umbrella policy.

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

Regulations Applicable to Our Business

Our business is subject to regulation by numerous governmental authorities in the United States and the foreign jurisdictions in which we operate. In the U.S., complex federal and state laws and regulations govern, among other things, the licensure of professionals, the payment of our employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. We conduct business primarily in the U.S. and are subject to the laws and regulations applicable to our business in such states, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Employees

As of December 31, 2012, we had approximately 1,150 corporate employees. During 2012, we maintained an average of 2,446 full-time equivalent field employees in our nurse and allied staffing segment. We utilized approximately 1,500 independent contractor physicians and approximately 175 independent contractors related to non-physician staffing. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

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

We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients such as healthcare facilities and physician groups, some of which seek to fill positions with either permanent or temporary employees. Currently, there is a shortage of certain qualified nurses and physicians in many areas of the United States and competition for these professionals remains intense. The current economic conditions may make these healthcare professionals less willing to travel to temporary assignments, thus further intensifying the competition with other temporary healthcare staffing companies to recruit these healthcare professionals. Although demand is below historically normal levels, at this time we still do not have enough nurses and physicians to meet all of our clients’ demands for these staffing services. This shortage of healthcare professionals generally and their willingness to leave stable full-time jobs to travel on temporary assignments in the current environment may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.

The costs of attracting and retaining healthcare professionals may rise more than we anticipate.

We compete with hospitals, healthcare facilities, physician groups and other healthcare staffing companies for qualified healthcare professionals. Because there is currently a shortage of certain qualified healthcare professionals, competition for them is intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages or increase benefits in response to our competitors’ increases and are unable to pass such cost increases on to our clients, our margins could decline.

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

Federal or state taxing authorities could re-classify our locum tenens physicians and certified registered nurse anesthetists as employees, despite both the general industry standard to treat them as independent contractors and many state laws prohibiting non-physician owned companies from employing physicians (e.g., the “corporate practice of medicine”). If they were re-classified as employees, we would be subject to, among other things, employment and payroll-related tax claims, as well as any applicable penalties and interest. Any such reclassification would have a material adverse impact on our business model for that business segment and would negatively impact our profitability.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

We spend significant time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. Compliance requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. If we are not able to timely comply with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

Our financial results could be adversely impacted by the loss of key management

If members of our senior management team become unable or unwilling to continue their present positions, our business and financial results could be adversely affected.

Substantial changes in healthcare reform or reimbursement trends could hinder our clients’ ability to pay us.

While in most cases our fees are paid directly by our clients rather than by governmental or third-party payers, many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. Changes made by federal and state governments could reduce reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

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

We operate our business in a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties to our Company as well as litigation and could reduce our revenue and earnings per share.

Our industry is subject to many complex federal, state, local and international laws and regulations related to, among other things, the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, the HITECH Act, etc.) and the operations of our business generally (e.g., federal, state and local tax laws). If we do not comply with the laws and regulations that are applicable to our business (both domestic and foreign), we could incur civil and/or criminal penalties as well as litigation or be subject to equitable remedies.

Impairment in the value of our goodwill or other intangible assets could adversely affect us.

We are required to test goodwill and intangible assets with indefinite lives annually, including the goodwill associated with acquisitions, to determine if impairment has occurred. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. During 2012, we recorded impairment charges of $52.7 million, pursuant to these assessments. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2012, goodwill and other identifiable intangible assets (net of amortization) represented 60% of our stockholders’ equity.

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

To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage is, in part, self-insured, and significant claims could adversely impact our profitability. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

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

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We may not have sufficient business insurance to cover these risks. Actual outcomes or losses may differ materially from those estimated by our current assessments which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results for future periods.

Registration statements under the Securities Act covering resale of stock held by one of our initial investors as well as stock issuable under our stock option plans are presently in effect and sales of this stock could cause our stock price to decline.

We presently maintain an effective shelf registration under the Securities Act covering the resale of stock held by one of our initial investors. These shares represent approximately 8% of our outstanding common stock and sales of the stock could cause our stock price to decline. In addition, we registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 3,500,000 shares of common stock for issuance under our 2007 Stock Incentive Plan. Fully vested options to purchase 355,687 shares of common stock were issued and outstanding as of February 28, 2013. In addition, 1,486,719 stock appreciation rights were issued and outstanding as of February 28, 2013, 788,468 of which were vested. Shares of restricted stock outstanding as of February 28, 2013, were 661,648. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

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

Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to us and to our customers and businesses generally. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our and our customers’ ability to tap into debt and/or equity markets to continue ongoing operations, have access to cash and/or pay debts as they come due. These events could negatively impact our results of operations and financial conditions. Although we monitor our credit risks to specific clients that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee. Conditions in the credit markets and the economy generally could adversely impact our business and frustrate or prohibit us from refinancing our credit facility on terms favorable to us when it comes due in January 2016.

We could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

We currently have sufficient liquidity to operate our business in the normal course.  However, if we were to make an acquisition or enter into a similar type of transaction, our liquidity needs may exceed our current capacity. In addition, our existing credit facility currently contains financial covenants that require us: (1) under certain conditions, to operate above a minimum fixed charge coverage ratio, and (2) to maintain a certain level of accounts receivables in order to draw down funds on the loan. Further deterioration in our operating results could result in our inability to comply with these covenants which would result in a default under our credit facility.   If an event of default exists, our lenders could call the indebtedness and we may be unable to renegotiate or secure other financing.

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

We also provide comprehensive managed service provider (MSP) solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability and reduced margins. The loss of one or more of our large MSP accounts could materially affect our profitability.

We are subject to business risks associated with international operations.

We have international operations in India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: fluctuations in currency exchange rates; changes in regulations, varying economic and political conditions; overlapping or differing tax structures; and regulations concerning compensation and benefits, vacation and the termination of employment. Our inability to effectively manage our international operations could result in increased costs and adversely affect our results of operations.

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

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.  We do not have insurance to cover any of these potential incidents.

Changes to Healthcare Delivery in the United States may impact our business.

The Patient Protective Care Act (otherwise known as Obamacare) was signed into law on March 23, 2010 and later amended on March 30, 2010 (PPACA).  It is a very complex law that regulates a wide range of components in our healthcare system. The sweeping healthcare reforms outlined in the PPACA are scheduled to take effect on various dates from 2010 through 2020.  Additional guidance on the PPACA is expected to be forthcoming from the IRS, the Treasury Department, the U.S. Department of Health and Human Services, the U.S. Department of Labor and the states.

The PPACA reforms the way Americans buy health insurance and creates a number of issues for employers that sponsor group health plans.  Beginning in 2014, individual mandates, corporate “pay or play” mandates and other health insurance reforms will become effective.  The PPACA could result in increased costs to us without the ability to increase our prices to customers to cover those costs.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our principal leases as of March 1, 2013 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters and nurse and allied staffing administration	70,406	May 1, 2018
Norcross, Georgia	Temporary physician staffing and allied staffing offices	33,494	February 28, 2013 and February 28, 2014
Newtown Square, Pennsylvania	Nurse and allied staffing administration and general office use	16,304	December 31, 2018
Creve Coeur, Missouri	Retained search headquarters	27,051	June 14, 2017
Malden, Massachusetts	Nurse and allied staffing administration and general office use	22,767	June 30, 2017
Pune, India	In-house information systems and development support	20,700	November 30, 2015
Brentwood, Tennessee	Education training headquarters	16,884	August 31, 2017
Tampa, Florida	Nurse and allied staffing administration and general office use	15,698	February 15, 2015

Item 3.	Legal Proceedings.

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that travelling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, and that they are entitled to associated penalties.  At this early stage, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On September 8, 2010, the Company’s subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina. Plaintiff alleges that Christina White, a former employee of Cross Country TravCorps was negligent in caring for a patient on September 12, 2007 which resulted in the death of that patient. New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against Ms. White and against Cross Country TravCorps for the actions of Ms. White pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital.  During the first quarter 2013, the Company was advised by Ms. White’s insurance carrier that if Ms. White is found to be a joint tortfeasor, the carrier will contest any liability attributable to Ms. White in excess of 50%.  Historically, this insurance carrier has incurred the total loss for negligence of its insured.   All of the parties to this litigation have been mandated to arbitration to be held in April.

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

	Sale Prices
Calendar Period	High	Low

2012
Quarter Ended March 31, 2012	$6.73	$4.40
Quarter Ended June 30, 2012	$5.64	$3.87
Quarter Ended September 30, 2012	$5.12	$3.90
Quarter Ended December 31, 2012	$4.98	$3.80

2011
Quarter Ended March 31, 2011	$9.26	$6.52
Quarter Ended June 30, 2011	$7.89	$6.34
Quarter Ended September 30, 2011	$8.00	$3.82
Quarter Ended December 31, 2011	$5.99	$3.76

The graph below compares the Company to the cumulative 5-year total return of holders of Cross Country Healthcare, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Business Training & Employment Agencies index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2007 and tracks it through 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12
Cross Country Healthcare, Inc.	100.00	61.73	69.59	59.48	38.97	33.71
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Dow Jones US Business Training & Employment Agencies	100.00	61.65	94.09	113.32	74.55	84.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of March 1, 2013, there were 128 stockholders of record of our common stock. In addition, there are approximately 2,149 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. At December 31, 2012, we had 942,443 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of the Company’s Credit Agreement. As of December 31, 2012, the Company was restricted from purchasing additional shares of its common stock under its July 2012 Credit Agreement.  Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5,000,000 of its Equity Interests. See Note 8- Long-term Debt, to our consolidated financial statements for further information. See also – Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Statements of Financial Condition and Results of Operation section of this report.

Item 6.                      Selected Financial Data.

The selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report.

During the fourth quarter of 2012, we decided to divest our clinical trial services business. Accordingly, we classified clinical trial services segment as a disposal group held for sale as of December 31, 2012 and its results of operations as discontinued operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. We completed the sale of this segment on February 15, 2013.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008 (a)
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenue from services	$442,635	$439,377	$406,604	$506,559	$635,118
Operating expenses:
Direct operating expenses	331,050	319,989	292,333	374,043	480,391
Selling, general and administrative expenses	109,417	104,544	97,379	106,875	114,235
Bad debt expense	786	574	248	107	972
Depreciation	4,905	5,965	7,122	7,713	6,637
Amortization	2,263	2,394	2,568	2,701	1,460
Impairment charges (b)	18,732	—	10,764	—	241,000
Legal settlement charge (c)	—	—	—	345	—
Total operating expenses	467,153	433,466	410,414	491,784	844,695
Income (loss) from operations	(24,518)	5,911	(3,810)	14,775	(209,577)
Other (income) expenses:
Foreign exchange (gain) loss	(62)	(264)	68	61	(134)
Interest expense	2,341	2,856	4,244	6,243	4,276
Loss on modification of debt	82	—	—	—	—
Other (expense) income, net	16	(298)	(172)	(69)	375
(Loss) income from continuing operations before income taxes	(26,895)	3,617	(7,950)	8,540	(214,094)
Income tax (benefit) expense	(6,150)	2,069	(2,693)	3,598	(64,733)
Net (loss) income from continuing operations	(20,745)	1,548	(5,257)	4,942	(149,361)
(Loss) income from discontinued operations, net of tax	(21,476)	2,550	2,482	1,752	6,416
Net (loss) income	$(42,221)	$4,098	$(2,775)	$6,694	$(142,945)

Net (loss) income per common share – basic:
Continuing operations	$(0.67)	$0.05	$(0.17)	$0.16	$(4.85)
Discontinued operations	(0.70)	0.08	0.08	0.06	0.21
Net (loss) income	$(1.37)	$0.13	$(0.09)	$0.22	$(4.64)

Net (loss) income per common share – diluted (e):
Continuing operations	$(0.67)	$0.05	$(0.17)	$0.16	$(4.85)
Discontinued operations	(0.70)	0.08	0.08	0.06	0.21
Net (loss) income	$(1.37)	$0.13	$(0.09)	$0.22	$(4.64)

Weighted average common shares outstanding:
Basic	30,842,723	31,146,165	31,060,426	30,824,660	30,825,099
Diluted (d)	30,842,723	31,192,016	31,060,426	30,999,446	30,825,099

	Year Ended December 31,
	2012	2011	2010	2009	2008 (a)
Other Operating Data

Nurse and allied staffing statistical data:
FTEs (e)	2,446	2,472	2,185	2,735	4,463
Days worked (f)	895,236	902,280	797,525	998,275	1,633,458
Average revenue per FTE per day (g)	$310	$309	$304	$314	$322

Physician staffing statistical data (a) (h):
Days filled (i)	85,001	85,416	89,421	95,253	34,863
Revenue per day filled (j)	$1,453	$1,391	$1,360	$1,594	1,622
Cash flow data ($000):
Net cash provided by operating activities	$10,146	$18,296	$31,522	$72,400	$51,085
Net cash provided by (used in) investing activities	$175	$(4,196)	$(16,199)	$(11,713)	$(129,561)
Net cash (used in) provided by financing activities	$(10,583)	$(14,236)	$(11,191)	$(64,217)	$79,985

Consolidated Balance Sheet Data ($000)
Working capital (k)	$72,782	$58,457	$67,511	$71,177	$107,505
Cash and cash equivalents	$10,463	$10,648	$10,957	$6,861	$10,173
Total assets (k)	$305,924	$347,942	$343,658	$355,115	$424,951
Total debt	$33,859	$42,046	$53,513	$62,514	$133,080
Stockholders’ equity	$209,123	$249,300	$246,009	$246,071	$234,023

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

(b)
Impairment charges include goodwill and other intangible asset impairment charges pursuant to the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Impairment or Disposal of Long-Lived Assets subsection of the Property, Plant and Equipment Topic of the FASB ASC. In the year ended December 2012, the Company recorded noncash impairment charges of $18.7 million related to the impairment of goodwill in the Company's nurse and allied staffing reporting unit. In the fourth quarter of 2010, the Company recorded noncash pretax impairment charges of $10.8 million, related to the impairment of specific trademarks in its physician and nurse and allied staffing business segments related to its acquisition of MDA. As a result of its annual goodwill impairment analysis, in the fourth quarter of 2008, the Company recorded a $241.0 million, pretax, goodwill impairment related to its nurse and allied staffing business segment. Refer to further discussion of some of these impairment charges in our notes to the consolidated financial statements (Note4 – Goodwill and Other Identifiable Intangible Assets).

(c)
During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which the court granted preliminary approval in October 2010. In the fourth quarter of 2009, the Company accrued a pretax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit.

(d)
For purposes of calculating diluted earnings per common share in 2012, 2010 and 2008, the Company excluded potentially dilutive shares from the calculation as their effect would have been anti-dilutive, due to the Company’s net loss from continuing operations in those years.

(e)	FTEs represent the average number of nurse and allied contract staffing personnel on a full-time equivalent basis.

(f)	Days worked is calculated by multiplying the FTEs by the number of days during the respective period.

(g)
Average nurse and allied staffing revenue per FTE per day is calculated by dividing the nurse and allied staffing revenue by the number of days worked in the respective periods. Nurse and allied staffing revenue includes revenue from permanent placement of nurses.

(h)
Beginning in the first quarter of 2011, the Company refined its statistical methodology related to its physician staffing days filled metrics. Accordingly, historical 2010 data for these metrics has been revised to conform to the 2011 presentation. Historical data for years 2009 and 2008 has not been reclassified due to excessive cost of applying the methodology, which, the Company believes outweighs the benefit of the additional information. In addition, the 2008 days filled is from the date of acquisition.

(i)	Days filled is calculated by dividing the total hours filled during the period by 8 hours.

(j)	Revenue per day filled is calculated by dividing the applicable revenue generated by the Company’s physician staffing segment by days filled for the period presented.

(k)
The Company’s balance sheets have been reclassified to conform to the current period’s presentation. Working capital as of December 31, 2012 includes the net assets held for sale related to our discontinued clinical trial services staffing business.  See Note 3 – Assets Held for Sale and Discontinued Operations. Total assets presented include estimated insurance recoveries for all periods presented.  See Note 7 – Accrued Compensation and Benefits.

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

Overview

We are a leader in healthcare staffing with a primary focus on providing nurse, allied and physician (locum tenens) staffing services and workforce solutions to the healthcare market. We believe we are one of the top two providers of nurse and allied staffing services, one of the top four providers of temporary physician staffing (locum tenens) services, and one of the top five providers of retained physician and healthcare executive search services.  We are also a leading provider of education and training programs specifically for the healthcare marketplace. We report our financial results according to three business segments: (1) nurse and allied staffing, (2) physician staffing, and (3) other human capital management services.

We have a diversified revenue mix across healthcare customers. For the year ended December 31, 2012, our nurse and allied staffing business segment represented approximately 63% of our revenue and is comprised of travel nurse and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 48% of our total revenue and 76% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of per diem nurses and allied healthcare professionals, such as radiology technicians, rehabilitation therapists, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 28% of 2012 revenue and consists of temporary physician staffing services (locum tenens). Our other human capital management services business segment represented approximately 9% of our revenue and consists of education and training and retained search services.

During the fourth quarter of 2012, we decided to sell our clinical trial services business segment as a result of an extensive review of our business and the changing competitive landscape in the pharmaceutical outsourcing industry. This segment consisted of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. As of December 31, 2012, our clinical trial services segment is classified as a disposal group held for sale and the results of operations have been classified as discontinued operations for all periods presented.

The long-term macro drivers of our business are demographic in nature and consist of a growing and aging U.S. population demanding more healthcare services and an aging workforce of healthcare professionals. Additionally, there are projected shortages of healthcare professionals including registered nurses (RNs) and physicians. We believe demand for our nurse, allied and physician staffing services is primarily influenced by two factors: (1) national labor market dynamics that affect the number of hours worked by healthcare professionals, especially nurses, and (2) the strength or weakness in acute care hospital admissions relative to expectations and the volume of patients at medical facilities and physician offices. During 2012, demand substantially improved for our nurse and allied staffing services and improved for our physician staffing services. However, overall demand for our healthcare staffing services remains somewhat reduced from levels prior to the economic downturn that began in the fall of 2008.

The supply of healthcare professionals in the marketplace is dependent upon the number of RNs and physicians entering their respective professions versus retiring from the workforce. The supply of RNs available for our staffing services is variable and influenced by current labor market dynamics, as well as dependent upon the desire of RNs to work temporary assignments versus being directly employed by hospitals as staff nurses or working in non-hospital settings such as insurance companies, health clinics and doctor offices. The supply of physicians available for our physician staffing services is variable and is influenced by several factors, including the desire of physicians to work temporary assignments versus being in private practice or directly employed at healthcare facilities, the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce working fewer hours than their male counterparts.

For the year ended December 31, 2012, our revenue from continuing operations was $442.6 million, and we had a net loss from continuing operations of $20.7 million, or $(0.67) per diluted share, which included a non-cash goodwill impairment charge in the second quarter of 2012 of $18.7 million ($12.1 million after-tax) or $(0.39) per diluted share, related to the nurse and allied staffing business segment.  During 2012, we generated $10.1 million in cash flow from operations and reduced our total debt by $8.7 million. We ended the year with total debt of $33.9 million and $10.5 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 9.6%.

For the year ended December 31, 2012, discontinued operations, net of income taxes were a loss of $21.5 million. Discontinued operations includes non-cash goodwill and trademark impairment charges of $35.4 million ($24.2 million after-tax), or $(0.79) per diluted share related to this business segment.

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

Nurse and Allied Staffing

Our nurse and allied staffing services business segment is headquartered in Boca Raton, Florida. We operate our staffing business through a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania; and Norcross, Georgia. In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service and risk management. Our per diem staffing services are provided through a network of 19 branch offices serving major metropolitan markets predominantly located on the east and west coasts of the U.S.

Our nurse and allied staffing revenue and earnings are impacted by the relative supply of nurses and demand for our contract staffing services at healthcare facilities. Demand for our healthcare staffing services is primarily influenced by the strength or weakness of national acute care hospital admissions relative to expectations and the volume of patients at other medical facilities, as well as labor market dynamics that influence the number of hours worked by healthcare professionals. We believe demand for travel nurse staffing services will be favorably impacted in the long-term by an aging population, along with the anticipated increases in utilization of healthcare services resulting from the Affordable Care Act, and an increasing shortage of nurses. We rely significantly on our ability to recruit and retain nurses and other healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare professionals could limit our ability to fill open orders and grow our revenue and net income. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment.

We market our nurse and allied staffing services primarily to acute care hospitals and health systems, and provide our clients with staffing solutions through our Cross Country Staffing (CCS) and Allied Health Group brands. Our clients provide health and medical services across a broad range of clinical settings in the for-profit and not-for-profit sectors throughout the U.S., including acute care hospitals, physician practice groups, skilled nursing facilities, nursing homes and sports medicine clinics, and, to a lesser degree, and non-clinical settings such as home care and schools.

CCS is our largest brand. The vast majority of our activities are designed to help a diverse customer base of hospitals and health system clients meet their ongoing staffing needs for temporary nurses and allied health professionals. During 2012, we worked with more than a thousand hospitals and health system clients. Additionally, as a part of its business strategy, CCS provides comprehensive Managed Service Provider (MSP) solutions to large hospitals and health systems throughout the U.S. to manage their temporary clinical staffing.  These MSP contracts are specifically tailored to each client based on their workforce goals and financial targets. Our MSP engagements typically incorporate one or more of our contract nurse, contract allied and/or per diem staffing solutions. Typically, such arrangements require CCS to:

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

These services are particularly beneficial to larger facilities and systems that require many healthcare professionals across a broad spectrum of medical disciplines and specialties. For the full year 2012, approximately 29% of our nurse and allied staffing volume was at MSP client facilities. In addition to directly supplying a large majority of client needs under these MSP programs, CCS has relationships with hundreds of subcontractors throughout the U.S. to ensure that clients have access to a large pool of candidates to meet their staffing needs.

Another component of our business is contract staffing for hospitals and health systems undergoing electronic medical record (EMR) technology implementations. In these situations, we supply contract temporary healthcare professionals to provide patient care while hospital staff RNs are away in classroom settings undergoing training and to provide support to the staff RNs in utilizing the EMR technology upon their return to bedside care. We expect that staffing related to EMR technology implementations will be one of the growth drivers of our nurse and allied staffing segment in 2013.

During 2012, while hospital admission trends continued to remain relatively flat and the U.S. economy achieved a slight improvement and national unemployment improved somewhat but remained high, we experienced an increase in demand for our nurse and allied staffing services that strengthened over the course of the year from a very weak start. The improvement in demand was broad-based and reflected staffing associated with hospital electronic medical record implementations and staffing needs at our MSP accounts.

In 2012, over ten thousand healthcare professionals applied with us through our recruitment brands. Historically, high national unemployment typically results in RNs increasingly seeking employment as hospital staff nurses and those already employed as staff nurses become more willing to work more hours at prevailing wages, which combine to reduce the need for our outsourced staffing services. The reverse begins to occur as the economy and more specifically the labor markets improve, although there is a lag between the improvement in demand for our nurse and allied staffing services and the improvement in supply of RNs and other healthcare professionals.

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

Physician Staffing

We added the physician staffing business segment in 2008 with the acquisition of MDA Holdings, Inc. and its subsidiaries (collectively, MDA) as described in the Acquisitions section, that follows. MDA is headquartered in Norcross, Georgia and offers multi-specialty locum tenens (temporary physician staffing) services to the healthcare industry in all 50 states.

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

During 2012, our physician staffing revenue grew 4% from the prior year in a marketplace that reflected a modest improvement in the economy and continuing concerns by hospital administrators and practice group leaders with respect to changes in the delivery of health care under the Patient Protection and Affordable Care Act. Given these ongoing uncertainties, physicians have increasingly opted to become employees of hospitals and health care systems. While we expect this trend to continue in the short-term, we believe the future outlook for the physician staffing industry is positive as demand for physicians is projected to increase by 2025 due to the demographics of a growing and aging population along with healthcare reform that is expected to be directionally favorable to our business. The needs will be particularly strong in the primary care specialties due to recent decreases in medical school graduates entering the primary care field. Locum tenens should benefit from these shortage trends and demands particularly with an ever increasing aging population and the anticipated increase in utilization of healthcare services. MDA is well positioned to respond to the current and future needs of its healthcare partners.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education (CCE) subsidiary, headquartered in Brentwood, Tennessee, provides regulatory and clinical skill-based continuing education development for healthcare professionals. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE coordinates with various independent contractors in order to offer one-day seminars, conferences and eLearning to healthcare professionals on topics pertaining to healthcare. Since 1995, CCE has trained over 1,200,000 licensed professionals in the fields of physical and occupational therapy, behavioral health, nursing, long-term care, coding and billing, regulatory compliance, dentistry, health information and healthcare administration. In 2012, CCE held approximately 5,330 seminars and conferences that were attended by more than 140,000 registrants in 175 cities in the U.S. and Canada. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

In 2012, CCE’s live seminar attendance decreased approximately 7% from the prior year due to what we believe are several factors. First, significant budget cuts to both non-Medicaid and Medicaid-based mental health services negatively impacted employment for public mental health programs.  We believe this reduced demand for our programs as these professionals may have obtained to a greater degree continuing education credits via e-learning offerings. Second, the education industry is increasingly offering live webcasting and rebroadcasting of seminars. To address this shift, CCE has significantly expanded its offerings in this area while continuing to provide thousands of live seminars each year. CCE is also expanding its online presence and will continue to move toward a greater offering of blended learning opportunities for professionals that combine live seminar offerings with audio and e-learning products. CCE is also focusing greater efforts on developing strategic partnerships with provider organizations that can extend our learning programs to their licensed employees.

Retained Search

Our Cejka Search subsidiary is headquartered in Creve Coeur, Missouri, a business district centered within the St. Louis metropolitan area. Cejka Search has been a leading physician, executive, advanced practice and allied health search firm for more than 30 years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, advanced use of recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka Search annually completes hundreds of search assignments for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, accountable care organizations (ACOs), managed care and other healthcare organizations.

In 2012, ongoing uncertainty about health care reform, Medicare reimbursement rules and the pace of economic recovery continued to limit or delay implementation of the industry’s medical staff and administrative leadership recruitment plans, which extended the challenging and competitive environment for retained search services. Despite these market conditions, Cejka Search experienced improved year-over-year growth in revenue and contribution income, particularly in the second half of the year, due to strong performance in executive search, the implementation of strategies to expand market reach and improve operating efficiency. We believe Cejka Search is well-positioned to benefit from further economic recovery, the intensifying shortage of physicians and midlevel providers, and the critical need for effective healthcare executive leadership, in particular physician executive leaders, to meet the challenges of health care reform.

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

In March 2002, and November 2004, Charterhouse and Morgan Stanley sold a portion of their ownership through secondary offerings. Subsequently, in 2005, Morgan Stanley completed the sale of its investment in the Company. During 2006, Charterhouse sold a majority of its remaining ownership in Cross Country Healthcare but still owns approximately 2.5 million shares as of December 31, 2012. We maintain an effective registration statement for the sale of such remaining shares.

Revenue

Our travel and per diem nurse staffing revenue is received primarily from acute care hospitals. Revenue from allied staffing services is received from numerous sources, including providers of radiation, rehabilitation and respiratory services at hospitals, nursing homes, physician practice groups, sports medicine clinics and schools. Our physician staffing services revenue is primarily received from hospitals and group practices. Revenue from our retained search and our education and training services is received from numerous sources, including hospitals, physician group practices, insurance companies and individual healthcare professionals. Our fees are paid directly by our clients and, in certain instances, by vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

Revenue is recognized when services are rendered. Accordingly, accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. Similarly, accrued expenses include an accrual for employees’ and independent contractors’ time worked but not yet paid. Each of our field employees and independent contractors on travel assignment works for us under a contract. The contract period is typically 13 weeks for our nurse and allied staffing employees with a shorter duration for physician independent contractors. Our staffing employees are hourly employees whose contracts specify the hourly rate they will be paid, and any other benefits they are entitled to receive during the contract period. We typically bill clients at an hourly rate and assume all employer costs for our staffing employees, including payroll, withholding taxes, benefits, professional liability insurance and Occupational Safety and Health Administration (OSHA) requirements, as well as any travel and housing arrangements.

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

Acquisition Earnout

MDA Holdings, Inc.

In September 2008, we completed the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Part of the cash paid at closing was held in escrow to cover any post-closing liabilities (Indemnification Escrow). During the year ended December 31, 2010, approximately $3.5 million was released to the seller from the Indemnification Escrow account leaving a balance of approximately $3.6 million at December 31, 2012 and 2011. This transaction also included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration is not related to the sellers’ employment. In the second quarter of 2009, we paid $6.7 million, related to 2008 performance. In the second quarter of 2010, we paid $12.8 million related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC).

Goodwill and Other Identifiable Intangible Assets

Goodwill and other intangible assets represented 60.0% of our stockholders’ equity as of December 31, 2012. Goodwill and other identifiable intangible assets were $62.7 million and $63.2 million, respectively, net of accumulated amortization, at December 31, 2012. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually. Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years.

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

See Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for a detailed description of the results of our impairment reviews in 2012, 2011 and 2010 that resulted in total impairment charges for continuing operations of $18.7 million in the second quarter of 2012 and $10.8 million in the fourth quarter of 2010, and total impairment charges for discontinued operations of $35.4 million in our third and fourth quarter of 2012.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2012	2011	2010
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	74.8	72.8	71.9
Selling, general and administrative expenses	24.7	23.8	23.9
Bad debt expense	0.2	0.1	0.1
Depreciation and amortization	1.6	1.9	2.4
Impairment charges	4.2	—	2.6
(Loss) income from operations	(5.5)	1.4	(0.9)
Foreign exchange (gain) loss	0.0	(0.0)	0.0
Interest expense	0.6	0.7	1.1
Loss on modification of debt	0.0	—	—
Other expense (income), net	0.0	(0.1)	(0.0)
(Loss) income from continuing operations before income taxes	(6.1)	0.8	(2.0)
Income tax (benefit) expense	(1.4)	0.5	(0.7)
(Loss) income from continuing operations	(4.7)	0.3	(1.3)
(Loss) income from discontinued operations, net of tax	(4.8)	0.6	0.6
Net (loss) income	(9.5)%	0.9%	(0.7	) %

Segment Information

In accordance with the Segment Reporting Topic of the FASB ASC, we historically reported four business segments – nurse and allied staffing, clinical trial services, physician staffing, and other human capital management services.  During the fourth quarter of 2012, we decided to divest our clinical trial services business segment. Their results of operations have been classified as discontinued operations for all period presented. See Note 4- Assets Held for Sale and Discontinued Operations. The remaining three business segments in continuing operations are described below:

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals. Nurse and allied staffing services are marketed to public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. We aggregate the different brands that we markets to our customers in this business segment.

Physician staffing – The physician staffing business segment provides multi-specialty locum tenens services to the healthcare industry throughout the U.S.

Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses that both have operations within the U.S.

Information on operating segments and reconciliation to (loss) income from operations for the periods indicated are as follows:

	Year ended December 31,
	2012	2011 (c)	2010 (c)
	(Amounts in thousands)
Revenue from services:
Nurse and allied staffing	$277,754	$278,793	$242,160
Physician staffing	123,545	118,781	121,599
Other human capital management services	41,336	41,803	42,846
	$442,635	$439,377	$406,605

Contribution income (a):
Nurse and allied staffing	$13,202	$22,441	$21,383
Physician staffing	10,652	11,320	13,052
Other human capital management services	1,944	3,172	3,768
	25,798	36,933	38,203

Unallocated corporate overhead	24,416	22,663	21,560
Depreciation	4,905	5,965	7,121
Amortization	2,263	2,394	2,568
Impairment charges (b)	18,732	—	10,764
(Loss) income from operations	$(24,518)	$5,911	$(3,810)

_______________
(a)
We define contribution income as income from operations before depreciation, amortization, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
During 2012 and 2010, we recognized pretax impairment charges of $18.7 million and $10.8 million, respectively. Refer to Critical Accounting Principles and Estimates and our consolidated financial statements Note 3 – Goodwill and Other Identifiable Intangible Assets, for a detailed description of the results of our impairment reviews.

(c)
Prior periods have been reclassified to conform to the 2012 presentation of the Company’s clinical trial services business segment from continuing operations to discontinued operations.  See Note 4 – Assets Held for Sale and Discontinued Operations.

Comparison of Results for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Revenue from services

Revenue from services increased $3.3 million, or 0.7%, to $442.6 million for the year ended December 31, 2012, as compared to $439.4 million for the year ended December 31, 2011. The increase was due to higher revenue from our physician staffing segment offset by decreases in revenue from our nurse and allied staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased $1.0 million, or 0.4%, to $277.8 million for the year ended December 31, 2012, from $278.8 million for the year ended December 31, 2011, primarily due to lower staffing volume, partially offset by slightly higher average bill rates.

The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2012, decreased 1.1% from the year ended December 31, 2011. Average nurse and allied staffing revenue per FTE increased approximately 0.3% in the year ended December 31, 2012 compared to the year ended December 31, 2011, reflecting an increase in hours provided by our healthcare professionals.

Physician staffing

Revenue from our physician staffing business increased $4.8 million, or 4.0% to $123.5 million for the year ended December 31, 2012, compared to $118.8 million for the year ended December 31, 2011. The revenue increase reflects higher bill rates. Physician staffing days filled decreased 0.5% to 85,001 in the year ended December 31, 2012, compared to 85,416 in the year ended December 31, 2011. Revenue per day filled for the year ended December 31, 2012 was $1,453, a 4.5% increase from the year ended December 31, 2011, reflecting a favorable change in the mix of specialties.

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2012, decreased $0.5 million, or 1.1%, to $41.3 million from $41.8 million in the year ended December 31, 2011, due to a decrease in revenue from our education and training business, primarily as a result of lower average seminar attendance. Revenue from our retained search business increased reflecting an increase in demand that was more than offset by the decline in our education and training business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $11.1 million, or 3.5%, to $331.1 million for the year ended December 31, 2012, as compared to $320.0 million for year ended December 31, 2011.

As a percentage of total revenue, direct operating expenses represented 74.8% of revenue for the year ended December 31, 2012, and 72.8% for the year ended December 31, 2011. The increase was primarily due to higher field compensation and independent contractor expenses as a percentage of revenue combined with higher insurance expenses for our field staff.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.9 million, or 4.7%, to $109.4 million for the year ended December 31, 2012, as compared to $104.5 million for the year ended December 31, 2011. As a percentage of total revenue, selling, general and administrative expenses were 24.7% and 23.8% for the years ended December 31, 2012 and 2011, respectively. The increase is primarily due to an increase in state non-income tax expenses, investments in our nurse and allied staffing selling capacity and higher unallocated corporate overhead. Selling, general and administrative expenses for the year ended December 31, 2012 included $1.0 million of estimated state non-income taxes ($0.3 million related to our estimates for the 2005-2011 tax years as discussed in Note 10 - Commitments and Contingencies to our consolidated financial statements) and $0.7 million expense for an immaterial correction in calculating deferred rent which primarily accumulated from 2002 to 2010.

Included in selling, general and administrative expenses is unallocated corporate overhead of $24.4 million for year ended December 31, 2012, compared to $22.7 million for the year ended December 31, 2011. This increase in unallocated corporate overhead was primarily due to an increase in consulting and accounting fees.  Included in unallocated corporate overhead are $2.6 million and $2.9 million of share-based compensation expenses for the years ended December 31, 2012 and 2011, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 5.5% for the year ended December 31, 2012, and 5.2% for the year ended December 31, 2011.

Bad debt expense

Bad debt expense as a percentage of total revenue was 0.2%, or $0.8 million for the year ended December 31, 2012. Bad debt expense as a percentage of total revenue was 0.1%, or $0.6 million for the year ended December 31, 2011. The calculation and methodology remain consistent.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2012, decreased $9.2 million or 41.2%, to $13.2 million from $22.4 million in year ended December 31, 2011. As a percentage of nurse and allied staffing revenue, segment contribution income was 4.8% for the year ended December 31, 2012, and 8.0% for the year ended December 31, 2011. This decrease was due to a combination of higher field insurance expenses, a decrease in our bill pay spread due to changes in geographic mix, and higher selling, general and administrative expenses. The higher selling, general and administrative expenses were primarily due to investments we made in 2011 to our infrastructure to support anticipated revenue growth, particularly from new MSP accounts, that was slower than expected throughout the second half of 2012.

Contribution income from our physician staffing segment for the year ended December 31, 2012, decreased $0.7 million or 5.9% to $10.7 million compared to $11.3 million in the year ended December 31, 2011. As a percentage of physician staffing revenue, contribution income was 8.6% for the year ended December 31, 2012 and 9.5% for the year ended December 31, 2011. The margin decline was due to higher physician compensation and professional liability expenses, partially offset by favorable operating leverage.

Contribution income from other human capital management services for the year ended December 31, 2012, decreased by $1.2 million, or 38.7%, to $1.9 million, from $3.2 million in the year ended December 31, 2011 due to a decrease in contribution income from the education and training business, partially offset by an increase in contribution income from our retained search business. Contribution income as a percentage of other human capital management services revenue was 4.7% for the year ended December 31, 2012 and 7.6% for the year ended December 31, 2011. Lower seminar attendance and higher program costs in our education and training business were partially offset by revenue and operating improvements in our retained search business.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2012, totaled $7.2 million as compared to $8.4 million for the year ended December 31, 2011. As a percentage of revenue, depreciation and amortization expense was 1.6% for the year ended December 31, 2012 and 1.9% for the year ended December 31, 2011.

Impairment charges

Impairment charges of $18.7 million in the year ended December 31, 2012 represents impairment of goodwill related to the nurse and allied staffing segment due to the results of an interim impairment analysis pursuant to the Intangibles – Goodwill and Other Topic of the FASB ASC. We determined that the fair value of our nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pre-tax goodwill impairment charge of $18.7 million. See Critical Accounting Principles and Estimates and Note 3 – Goodwill and Other Identifiable Intangible Assets to our consolidated financial statements.

Foreign exchange (gain) loss

Foreign exchange gains of $0.1 million were realized in the period ended December 31, 2012, compared to $0.3 million of losses realized in the year ended December 31, 2011. Foreign currency gains and losses are realized upon the settlement of cash flows from transactions denominated in different currencies.

Interest expense

Interest expense totaled $2.3 million for the year ended December 31, 2012 and $2.9 million for the year ended December 31, 2011. Interest expense in the year ended December 31, 2012 included debt financing costs of $0.3 million that were not capitalized. Lower interest expense was due to lower average borrowings in the year ended December 31, 2012. The effective interest rate on our borrowings was 2.3% for the years ended December 31, 2012 and 2011.

Other expense (income), net

Other expense (income), net includes interest income on our cash and cash equivalents and short and long-term cash investments, and other income and expense. During the year ended December 31, 2012 and 2011, other expense (income), net is primarily interest income.

Income tax (benefit) expense

Income tax benefit totaled $6.1 million for the year ended December 31, 2012, as compared to an income tax expense of $2.1 million for the year ended December 31, 2011.  The effective tax rate was 22.9% in the year ended December 31, 2012, compared to 57.2% in the year ended December 31, 2011.  The lower effective tax rate in the year ended December 31, 2012 was partly due to an adjustment of $2.5 million to income tax expense in the fourth quarter of 2012 related to the reversal of the Company’s permanent reinvestment of foreign earnings position and the effect of losses due to impairment charges incurred in 2012.  Excluding the adjustment relating to the foreign earning position, the effective tax rate was 32.2% in the year ended December 31, 2012.  The higher effective tax rate in the year ended December 31, 2011 was partly due to an adjustment of $0.3 million to income tax expense in the fourth quarter of 2011 related to an overstatement of deferred tax assets in prior periods.  Excluding this adjustment, the effective tax rate was 48.9% in the year ended December 31, 2011.

(Loss) income from discontinued operations, net of income taxes

(Loss) income from discontinued operations, net of income taxes includes the results from our clinical trial services business segment which was reclassified as discontinued in our fourth quarter of 2012.  The loss from discontinued operations in the year ended December 31, 2012 includes total impairment charges of $35.4 million ($24.2 million, net of income taxes) related to goodwill and other intangible assets.  Excluding the impairment charges, the clinical trial service business had income from operations before income taxes of $4.5 million in the year ended December 31, 2012 compared to $4.6 million in the year ended December 31, 2011.  See Note 4 - Goodwill and Identifiable Intangible Asset and Note 4 – Assets Held for Sale and Discontinued Operations.

Comparison of Results for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Revenue from services

Revenue from services increased $32.8 million, or 8.1%, to $439.4 million for the year ended December 31, 2011, as compared to $406.6 million for the year ended December 31, 2010. The increase was primarily due to higher revenue from our nurse and allied staffing segment offset by decreases in revenue from our physician staffing and other human capital management services business segments.

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

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $27.7 million, or 9.5%, to $320.0 million for the year ended December 31, 2011, as compared to $292.3 million for year ended December 31, 2010.

As a percentage of total revenue, direct operating expenses represented 72.8% of revenue for the year ended December 31, 2011, and 71.9% for the year ended December 31, 2010. This increase was due to a combination of factors including a shift in our business mix towards the nurse and allied staffing segment, higher physician expenses as a percent of revenue, lower professional liability expenses and lower permanent placement revenue in our physician staffing segment, along with a contraction in our bill-pay spread and higher housing costs in our nurse and allied staffing segment. These factors were partially offset by lower workers’ compensation expenses in our nurse and allied staffing business segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.2 million, or 7.4%, to $104.5 million for the year ended December 31, 2011, as compared to $97.4 million for the year ended December 31, 2010. Selling, general and administrative expenses in the year ended December 31, 2011 included $0.5 million resulting from an increase in our accrual for sales and other state non-income taxes, as a result of a determination made in the fourth quarter of 2011 that it was probable we would be assessed in certain states for tax years 2008-2011. See Note 12 – Commitments and Contingencies for more information.

Included in selling, general and administrative expenses is unallocated corporate overhead of $22.7 million for year ended December 31, 2011, compared to $21.6 million for the year ended December 31, 2010. Included in unallocated corporate overhead are $2.9 million and $2.7 million of share-based compensation expenses for the years ended December 31, 2011 and 2010, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 5.2% for the year ended December 31, 2011, and 5.3% for the year ended December 31, 2010.

As a percentage of total revenue, selling, general and administrative expenses were 23.8% and 23.9% for the years ended December 31, 2011 and 2010, respectively.

Bad debt expense

Bad debt expense as a percentage of total revenue was 0.1%, or $0.6 million for the year ended December 31, 2011. Bad debt expense as a percentage of total revenue was 0.1%, or $0.2 million for the year ended December 31, 2010. The calculation and methodology remain consistent.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2011, increased $1.1 million or 5.0%, to $22.4 million from $21.4 million in year ended December 31, 2010. As a percentage of nurse and allied staffing revenue, segment contribution income was 8.0% for the year ended December 31, 2011, and 8.8% for the year ended December 31, 2010. This decrease is primarily due to a contraction in our bill-pay spread and higher housing costs partially offset by lower workers’ compensation expenses.

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

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2011, totaled $8.4 million as compared to $9.7 million for the year ended December 31, 2010. As a percentage of revenue, depreciation and amortization expense was 1.9% for the year ended December 31, 2011 and 2.4% for the year ended December 31, 2010.

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

Foreign exchange (gain) loss

Foreign exchange gains of $0.3 million were realized in the period ended December 31, 2011, compared to $0.1 million of losses realized in the year ended December 31, 2010. Foreign currency gains and losses are realized upon the settlement of cash flows from transactions denominated in different currencies.

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

Other expense (income), net

Other expense (income), net includes interest income on our cash and cash equivalents and short and long-term cash investments, and other income and expense. During the year ended December 31, 2011 and 2010, other expense (income), net is primarily interest income, and was $0.3 million and $0.2 million, respectively.

Income tax (benefit) expense

Income tax expense totaled $2.1 million for the year ended December 31, 2011, as compared to an income tax benefit of $2.7 million for the year ended December 31, 2010. The effective tax rate was 57.2% in the year ended December 31, 2011, compared to 33.9% in the year ended December 31, 2010. The higher effective tax rate in the year ended December 31, 2011 was partly due to an adjustment of $0.3 million to income tax expense in the fourth quarter of 2011 related to an overstatement of deferred tax assets in prior periods.  Excluding this adjustment, the effective tax rate was 48.9% in the year ended December 31, 2011. The lower effective tax rate in the year ended December 31, 2010 resulted from the impact of the deferred tax benefit on impairment charges of $10.8 million.

Income from discontinued operations, net of income taxes

Income from discontinued operations, net of income taxes includes the results from our clinical trial services business segment which was reclassified as discontinued in our fourth quarter of 2012.  The clinical trial service business had income from operations before income taxes of $4.6 million in the year ended December 31, 2011 compared to $4.2 million in the year ended December 31, 2010.  See Note 4 – Assets Held for Sale and Discontinued Operations.

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $3.8 million, $2.1 million and $1.0 million in aggregate for the years ended December 31, 2012, 2011, and 2010, respectively. Accounts receivable due from these hospitals at December 31, 2012 and 2011 were approximately $0.6 million in aggregate. Pricing for our services is consistent with our other hospital customers. In the year ended December 31, 2010, we entered into an exclusive MSP arrangement with one of the hospital systems.

Liquidity and Capital Resources

As of December 31, 2012, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2.0 to 1. Working capital increased by $14.3 million to $72.8 million as of December 31, 2012, compared to $58.5 million as of December 31, 2011, due to the reclassification of clinical trial services business segment as assets held for sale. Days’ sales outstanding including discontinued operations increased by 1 day to 54 days as of December 31, 2012, compared to 53 days at December 31, 2011, consistent with historical ranges.

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

The modification to our Credit Agreement (see Credit Agreement section which follows) reduced our available incremental borrowing capacity to approximately $3.0 million, thus reducing our liquidity. As a result, in the fourth quarter of 2012, in order to increase our liquidity we repatriated cash from foreign subsidiaries of approximately $4.3 million including a one-time distribution from our Indian subsidiary. A foreign tax impact relating to these repatriations of approximately $0.5 million has been reflected in our full year tax rate. There was no U.S. tax impact of these repatriations.

Credit Agreements

July 2012 Credit Agreement

On July 10, 2012, we entered into a new senior secured credit agreement (July 2012 Credit Agreement), by and among us, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent. The July 2012 Credit Agreement provides for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which includes a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the July 2012 Credit Agreement reduce available revolving credit commitments on a dollar-for-dollar basis. Subject to certain conditions under the July 2012 Credit Agreement, we are permitted, at any time prior to the maturity date for the revolving credit facility, to increase our total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

Upon closing of the July 2012 Credit Agreement, we borrowed $25.0 million under the term loan and $11.0 million from the revolving credit facility. The proceeds were used to repay the indebtedness on our prior credit agreement and for the payment of fees and expenses. During 2012, $1.0 million of financing fees were deferred and included in debt issuance costs on the accompanying consolidated balance sheets. The deferred costs related to the revolving credit facility are being amortized on a straight-line basis, and the deferred costs related to the term loan facility are being amortized using the effective interest method, both over the life of the July 2012 Credit Agreement. In addition, $0.3 million of third party debt financing costs relating to the July 2012 Credit Agreement were expensed as incurred as required by the Debt Topic of the FASB ASC, and included in interest expense on the consolidated statements of operations.

The revolving credit facility was used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. Through December 31, 2012, interest on the term loan and revolving credit portion of the July 2012 Credit Agreement was based on LIBOR plus a margin of 2.50% or Base Rate (as defined by the July 2012 Credit Agreement) plus a margin of 1.50%. In addition, we were required to pay a quarterly commitment fee on our average daily unused portion of the revolving loan facility of 0.50%. The interest rate spreads and fees fluctuate during the term of the July 2012 Credit Agreement based on the consolidated total leverage ratio at each calculation date, as defined.

Modification of July 2012 Credit Agreement

On September 28, 2012, we entered into a First Modification Agreement with the lenders of our July 2012 Credit Agreement, which, for the third quarter ending September 30, 2012, modified the maximum consolidated total leverage ratio to 2.75 to 1.00 and modified the minimum consolidated fixed charge coverage ratio to 1.25 to 1.00. In addition, the aggregate amount of new revolving credit loans and swingline loans made to under the credit agreement may not exceed $3.0 million (above the $10.0 million outstanding) at any time, and new Letters of Credit issued on behalf of us may not exceed $1.0 million (above the $12.4 million outstanding), during the period commencing on September 28, 2012 and ending upon the delivery of the Officer’s Compliance Certificate to the administrative agent for the fiscal year ending December 31, 2012 (which would have occurred in March 2013). Further, during this modification period, we were also prohibited from making investments and purchasing, redeeming, retiring or otherwise acquiring any shares of its capital stock as otherwise permitted under the credit agreement. Due to our change in lenders’ participations as a result of the July 2012 Credit Agreement and subsequent modification agreement, the Company wrote off debt issuance costs of approximately $82,000 as loss on modification of debt on the accompanying consolidated statements of operations for the year ended December 31, 2012.

Covenants of July 2012 Credit Agreement

Under the July 2012 Credit Agreement, we were required to make certain mandatory prepayments of our outstanding term and revolving loans in connection with receipt by us or any of our subsidiaries of net proceeds from the sale of assets, insurance recoveries, the issuance of equity or securities, or the incurrence or issuance of other debt. In addition, if our consolidated total leverage ratio (as defined in the July 2012 Credit Agreement) was greater than or equal to 1.50 to 1.00 in any fiscal year, we were required to make mandatory prepayments of 50% of our excess cash flow (if any), as defined, for that fiscal year.

The July 2012 Credit Agreement contained customary representations, warranties, and affirmative covenants. The July 2012 Credit Agreement also contained customary negative covenants, subject to negotiated exceptions, including with respect to (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements. In addition, we were required to meet certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a limit on aggregate capital expenditures in each fiscal year. The July 2012 Credit Agreement also contained customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents. The commitments under the July 2012 Credit Agreement were secured by substantially all of our assets.

As of December 31, 2012, we would not have complied with the financial covenants in our July 2012 Credit Agreement, specifically, the Maximum Leverage Ratio or the Minimum Fixed Charge Coverage Ratio.

Loan Agreement- January 2013

On January 9, 2013, we terminated our commitments under the July 2012 Credit Agreement and entered into a Loan and Security Agreement, (Loan Agreement), by and among us and certain of our domestic subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, we are permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20.0 million, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement.

Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12.0 million; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness under our prior credit agreement and the payment of fees and expenses.  The repayment of the term loan portion of our debt outstanding as of December 31, 2012 is expected to be treated as extinguishment of debt.  The repayment of the revolver portion of our debt outstanding as of December 31, 2012 is expected to be treated partially as extinguishment and partially as a modification. The modified portion relates to the continuation of credit provided by Bank of America, N.A. in its Loan Agreement.  We expect to write-off debt issuance costs related to the debt extinguishment of approximately $1,300,000.

The revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes by us and our subsidiaries.  The initial interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, commencing September 1, 2013, pursuant to a pricing matrix based on our excess availability under the revolving credit facility, and would increase by 200 basis points if an event of default exists.

The Loan Agreement contains customary representations, warranties, and affirmative covenants. The Loan Agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, if the our excess availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $6.25 million, we are required to meet a minimum fixed charge coverage ratio of 1.0x, as defined in the Loan Agreement.  The Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.

Our obligations under the Loan Agreement are guaranteed by all of our material domestic subsidiaries that are not co-borrowers (Subsidiary Guarantors).   As collateral security for their obligations under the Loan Agreement and guarantees thereof, the Company and the Subsidiary Guarantors have granted to Bank of America, N.A., a security interest in substantially all of their tangible and intangible assets.

Stock Repurchase Programs

In February 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million shares of our common stock, subject to the terms of our credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. During the year ended December 31, 2012, we repurchased under this program, 71,653 shares of our common stock at an average price of $5.22 per share. The cost of such purchases was approximately $0.4 million. All of the common stock was retired.

During the year ended December 31, 2011, we repurchased under this program, 427,043 shares of our common stock at an average price of $5.23 per share. The cost of such purchases was approximately $2.2 million. All of the common stock was retired. During year ended December 31, 2010, we did not repurchase shares.

At December 31, 2012, we were restricted from purchasing additional shares of our common stock under our July 2012 Credit Agreement. However, we had 942,443 shares of common stock left remaining to repurchase under our February 2008 authorization. See Credit Agreement section below and consolidated financial statements Note 7- Long-term Debt.

Cash Flow Comparisons

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities during the year ended December 31, 2012 was $10.1 million compared to $18.3 million during the year ended December 31, 2011. The decrease in cash flow from operations is primarily due to lower profitability and timing of income tax payments and receipts in year ended December 31, 2012.  During the year ended December 31 2011, we received $4.8 million in income tax refunds, primarily due to the utilization of a net operating loss carryback.

Investing activities provided $0.2 million in the year ended December 31, 2012 compared to $4.2 million used in the year ended December 31, 2011. We used $2.2 million and $4.0 million, respectively for capital expenditures during the years ended December 31, 2012 and 2011. In addition, other investing activities provided $2.7 million in year ended December 31, 2012 related to the liquidation of our foreign long-term and short-term cash investments. Other investing activities used $0.2 million during the year ended December 31, 2011. Other investing activities reflect our investments in short and long term cash investments that are highly liquid with underlying maturities greater than 90 days, the balance of which was $0 as of December 31, 2012.

Net cash used in financing activities during the year ended December 31, 2012, was $10.6 million, compared to $14.2 million during the year ended December 31, 2011. We repaid total debt, net of borrowings, in the amounts of $8.7 million and $11.8 million during the years ended December 31, 2012 and 2011, respectively, primarily using cash flow from operations. We used $0.2 million to repurchase shares of common stock to cover withholding liabilities related to the vesting of restricted stock in 2012 and 2011. During the year ended December 31, 2012, we paid $1.4 million related to debt issuance costs related to debt refinancing.

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

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2012:

Commitments	Total	2013	2014	2015	2016	2017	Thereafter
	(Unaudited, amounts in thousands)
Senior secured credit facility (a)	$33,125	$33,125	$—	$—	$—	$—	$—
Capital lease obligations	544	368	83	65	28	—	—
Operating leases obligations (b)	19,163	4,726	3,962	3,498	3,490	2,598	889
Purchase obligations (c)	950	646	246	58	—	—	—
	$53,782	$38,865	$4,291	$3,621	$3,518	$2,598	$889
_______________
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

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC of $5.2 million at December 31, 2012. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts, taxes and other contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2012, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1)
We have recorded goodwill and other identifiable intangible assets resulting from our acquisitions through December 31, 2012. In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, goodwill and intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment review policy

In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, we evaluate goodwill and indefinite-lived intangible assets annually, in our fourth quarter, for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. We evaluated four reporting units: 1) nurse and allied staffing; 2) physician staffing; 3) retained search; and 4) education and training.  We determined the fair value of our reporting units based on a combination of inputs including Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly, as well as inputs such as pricing multiples from publicly traded guideline companies and our market capitalization.

The first step in the impairment assessment requires us to determine the fair value of each of our reporting units and compare it to the reporting unit’s carrying amount. Generally, we estimate the fair value based on a weighting of both the income approach and the market approach (blended fair value) for each of our reporting units.

First quarter 2012 interim impairment testing results

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

Second quarter 2012 interim impairment testing results

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

Third quarter 2012 interim impairment testing results

During the third quarter of 2012, we continued to experience a sustained decrease in stock price compared to December 31, 2011. We continued to monitor the performance of the clinical trial services and physician staffing businesses due to the thin margin between the carrying amount and fair value as of the December 31, 2011 annual impairment testing and subsequent interim impairment tests.

Upon completion of the third quarter 2012 interim impairment testing, we determined that the estimated fair value of our reporting units, with the exception of clinical trial services (see Note 3 – Assets Held for Sale and Discontinued Operations), exceeded their respective carrying values.

Fourth quarter 2012 annual impairment testing results

We performed our annual impairment test in the fourth quarter of 2012.  Upon completion of the fourth quarter 2012 impairment testing, we determined that the estimated fair value of our reporting units exceeded their respective carrying values as follows: nurse and allied staffing – 13.5%, physician staffing – 28.6%, retained search – 25.6% and education and training– 92.0%. Accordingly, no impairment charges were warranted for these reporting units as of December 31, 2012.

The total fair value of our reporting units was reconciled to its December 31, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s stock price. The fair value under the blended fair value approach implied a control premium of 78%, which is within the range of amounts we estimate a buyer would be willing to pay in excess of the December 31, 2012 market price of $4.80 in order to acquire a controlling interest.  Our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of the reporting units. Our market capitalization as of December 31, 2012 was approximately $148.3 million. In performing the reconciliation of our market capitalization to fair value, we considered both quantitative and qualitative factors which supported the implied control premium. We believe that a reasonable buyer would offer a control premium for the business that would adequately cover the difference between its market price at December 31, 2012 and its book value.

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

The market approach generally applied pricing multiples derived from publicly-traded guideline companies that are comparable to our respective reporting units, and other specific data points, to determine their value. We utilized total enterprise value/revenue multiples ranging from 0.5 to 1.0, and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 5.0 to 10.3.

The reporting units’ values based on the market approach were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for all of its reporting units. We estimated the fair value of the nurse and allied staffing reporting unit based entirely on the income approach as of December 31, 2012, September 30, 2012 and June 30, 2012 and the fair value of its education and training reporting entirely on the income approach as of December 31, 2012. Had we applied the market approach to the nurse and allied staffing reporting unit or the education and training reporting unit, as it had done historically, it would have resulted in a very wide disparity between the revenue-based and EBITDA-based implied market enterprise values. Accordingly, we concluded that the income approach was more appropriate in determining the fair value during each respective quarter.

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

The table below provides a sensitivity analysis related to the impact of changes in certain key assumptions, on a standalone basis, on the percentage variance between fair value and carrying value for each of the reporting units with goodwill, with the exception of clinical trial services, recorded on our balance sheet:

		Sensitivity Analysis Fair Value Variance versus Carrying Value
	December 31, 2012 Fair value Variance versus Carrying Value	100 basis point increase in WACC	100 basis point decrease in Terminal Growth Rate	10% reduction in After-Tax Cash Flows
Physician staffing	28.6%	21.4%	25.4%	22.3%
Education and training	92.0%	75.4%	84.1%	75.4%
Retained search	25.6%	20.0%	23.9%	17.1%

In addition, an increase in the assumed weighted average cost of capital of 100 basis points could cause the fair value of our physician staffing trademark to be 7% below its carrying value, or a reduction of $4.5 million. As of December 31, 2012, other indefinite-lived intangible assets not subject to amortization on our consolidated balance sheets totaled $48.7 million.

There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

Fourth quarter 2011 impairment testing results

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

Fourth quarter 2010 impairment testing results

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

Goodwill and other identifiable intangible assets related to discontinued operations

We used a consistent income approach and market approach to evaluate the potential impairment of goodwill related to the clinical trial services staffing reporting unit. Discounted cash flows served as the primary basis for the income approach. Pricing multiples derived from publicly-traded guideline companies that are comparable served as the basis for the market approach. Pursuant to the second step of our third quarter interim impairment testing, we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of its third quarter filing, we had not finalized its second step of impairment testing due to the limited time period from the first indication of potential impairment to the date of filing and the complexities involved in estimating the fair value. We recorded a pre-tax goodwill impairment charge of approximately $22.1 million as of September 30, 2012.  This impairment analysis was finalized in the fourth quarter and did not result in any adjustment.  In addition, in the fourth quarter of 2012, in conjunction with our evaluation of our assets held for sale, an additional impairment charge was recorded of approximately $11.9 million. The Company considered the sale price from the buyer as its best indication of fair value as of December 31, 2012 (See Note 19 – Subsequent Events).

Risk and uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2012, we had total goodwill and intangible assets not subject to amortization of $111.4 million.

2)
We maintain accruals for our health, workers’ compensation and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2012 and 2011, we had $2.0 million and $1.6 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2012, we had $3.4 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, an increase of $0.5 million over the amount accrued at December 31, 2011. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2012, and 2011, we had $8.9 million and $9.2 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on an actuarial model which is prepared or reviewed by an independent actuary.

3)
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2012, our allowance for doubtful accounts was $1.8 million.

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

5)
We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2012, we have deferred tax assets related to certain federal, state and foreign net operating loss carryforwards of $23.6 million for which we have recorded a valuation allowance of $3.6 million. The state carryforwards will expire between 2013 and 2032. The federal carryforwards expire between 2030 and 2032. The majority of the foreign carryforwards are in a jurisdiction with no expiration. In addition, the tax effect resulting from our goodwill impairment charges recorded in the year ended December 31, 2012 and 2008 caused the net deferred tax liability position to change to a net deferred tax asset position at that time. We have determined that it is more likely than not that the net deferred tax asset related to goodwill impairment charges of $102.4 million will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.5 million has been recorded.

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

In our determination at December 31, 2012, we relied partially on projections of future taxable income, exclusive of reversing temporary differences, to reach our conclusion that no valuation allowance is necessary on the net deferred tax asset, except as otherwise discussed. However, if the levels of future taxable income we have projected are not achieved, there is a risk that we could not recover this entire net deferred tax asset. We will continue, in the future, to evaluate whether or not the net deferred tax assets will be fully realized prior to expiration.

In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of other current liabilities, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2012, total unrecognized tax benefits recorded was $5.2 million. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. We are regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

In the fourth quarter of 2011, we estimated an incremental sales and non-income tax liability, included in selling, general and administrative expenses, of approximately $0.5 million pretax. Approximately $0.4 million of the estimated liability relates to 2008-2010 tax years. Given the nature of the our business, significant subjectivity exists as to both whether sales and other non-income tax can be assessed on the activity and how the sales tax will ultimately be measured by the relevant jurisdictions. We make a determination each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised.

During the year ended December 2012, based on revised estimates of probable settlement, an expected state non-income tax audit assessment, and additional estimates for current year activity, we accrued an additional pretax liability related to these non-income tax matters of approximately $1.0 million, of which $0.3 million related to the 2005-2011 tax years. The expense is included in selling, general and administrative expenses on our consolidated statements of operations and the liability is reflected in other current liabilities on our consolidated balance sheets. We are working with professional tax advisors and state authorities to resolve these matters.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, (ASU 2012-02), which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This ASU adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. We elected not to use this option in our review of intangible assets in 2012, as we determined there were indicators which triggered additional testing.

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

Inflation

During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. Our direct costs are affected by fluctuations in housing costs and healthcare and workers’ compensation insurance. During 2012, our direct costs increased as a result of rising housing costs. Depending on the demand environment, we may be able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to continue increasing our billing rates and increases in our direct operating costs may adversely affect us in the future. In addition, our clients are impacted by payments for healthcare reimbursements by federal and state governments as well as private insurers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes, primarily as a result of our revolving loan and term loans under our Credit Agreement, which bears interest based on floating rates. Our term loan bears interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. See Management’s Discussion and Analysis above for further discussion about our Credit Agreement and related interest rate swaps. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million in the year ended December 31, 2012. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million in 2010 and $0.9 million in 2009. Considering the effect of our interest rate swap agreements a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating less than $0.1 million in 2010 and $0.2 million in the year ended December 31, 2009.

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated less than 1% of our consolidated revenue during the years ending December 31, 2012, 2011 and 2010, and were primarily from the United Kingdom. In addition, approximately 2% of selling, general and administrative expenses are related to certain software development and information technology support provided by our employees in Pune, India. We have not entered into any foreign currency hedges.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2012 was effective. An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cross Country Healthcare, Inc.

We have audited Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cross Country Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Cross Country Healthcare, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 18, 2013

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2012, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,922,756	$9.67	718,586
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	1,922,756	$9.67	718,586

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010

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
Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Joseph A. Boshart	President, Chief Executive Officer,	March 18, 2013
Joseph A. Boshart	Director (Principal Executive Officer)

/s/ Emil Hensel	Chief Financial Officer and Director	March 18, 2013
Emil Hensel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas C. Dircks	Director	March 18, 2013
Thomas C. Dircks

/s/ W. Larry Cash	Director	March 18, 2013
W. Larry Cash

/s/ Richard M. Mastaler	Director	March 18, 2013
Richard M. Mastaler

/s/ Gale Fitzgerald	Director	March 18, 2013
Gale Fitzgerald

/s/ Joseph Trunfio	Director	March 18, 2013
Joseph Trunfio

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated By-laws of the Registrant
4.1	Form of specimen common stock certificate (1)
4.2	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors (1)
4.3	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.4	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.5	Shareholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors (1)
10.1	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant (1)(13)
10.2	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant (1)(13)
10.3	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company (1)
10.4	Cross Country Healthcare, Inc. 2007 Stock Incentive Plan adopted April 5, 2007 (3)(19)
10.5	Cross Country, Inc. Deferred Compensation Plan (3)(13)
10.6	Restricted Stock Agreement between Company and Joseph A. Boshart (3)(13)
10.7	Restricted Stock Agreement between Company and Emil Hensel (3)(13)
10.8	Restricted Stock Agreement between Company and Vickie Anenberg (3)(13)
10.9	Restricted Stock Agreement between Company and Jonathan Ward (3)(13)
10.10	Form of Incentive Stock Option Agreement (7) (13)
10.11	First Amendment to Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P., and Cross Country Seminars, Inc. (9)
10.12	Lease Agreement, dated February 15, 2006, between MedStaff, Inc. and Campus Investors D Building, L.P. (12)
10.13	Lease Guaranty Agreement by and between Cross Country Healthcare, Inc. and Campus Investors D Building, L.P. dated February 17, 2006. (12)
10.14	Lease Agreement between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc., dated February 2, 2007 (14)
10.15	Lease Agreement between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007 (14)
10.16	Second Amendment to Lease Agreement by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc., dated February 17, 2007 (14)
10.17	Lease Agreement dated as of September 21, 2004, by and between TGS American Realty Limited Partnership and Medical Doctor Associates, Inc. (25)
10.18	First Amendment to Lease Agreement dated as of September 1, 2007, by and between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc. (25)
10.19	Employment Agreement, dated as of September 9, 2008, by and between Jim Ginter and StoneCo H, Inc. (13)(28)
10.20	Employment Agreement, dated as of September 9, 2008, by and between Mike Pretiger and StoneCo H, Inc. (13)(28)
10.21	Employment Agreement, dated as of September 9, 2008, by and between Anne Anderson and StoneCo H, Inc. (13)(28)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.22	Form of Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (13)(27)(28)
10.23	Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (13)(20)(28)
10.24	Amended and Restated Executive Severance Policy of Cross Country Healthcare, Inc. dated as of January 1, 2008 (13)(28)
10.25	Lease Agreement, dated July 1, 2010, between Goldberg Brothers Real Estate LLC and MCVT, Inc. (29)
10.26	Leave and License Agreement dated October 15, 2010 between Cross Country InfoTech, Ltd. And ShriSubhashDattatrayaAngal (30)
10.27	Amended and Restated Executive Severance Plan of Cross Country Healthcare, Inc. (31)
10.28	First Amendment to Lease Agreement, dated April 22, 2011, between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007(32)
10.29
Loan and Security Agreement, dated January 9, 2013, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries, as Borrowers, the Lenders referenced therein, and Bank of America, N.A., as Agent (37)

10.30
Stock Purchase Agreement, dated February 2, 2013, by and among ICON Clinical Research, Inc. and ICON Clinical Research UK Limited, as Buyers, and Cross Country Healthcare, Inc., Local Staff, LLC and Cross Country Healthcare UK Holdco Ltd., as Sellers (38)

10.31	Lease Agreement, dated March 1, 1999 by and between Medical Doctor Associates, Inc. and ADKS Realty Corporation (25)
14.1	Code of Ethics (7)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph A. Boshart, President and Chief Executive Officer
*31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph A. Boshart, Chief Executive Officer
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
________________
*           Filed herewith
**         Furnished herewith

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-83450, and incorporated by reference herein.

(2)	Previously filed as exhibits in the Company’s Quarterly Reports on Form 10Q during the year ended December 31, 2002, and incorporated by reference herein.

(3)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(4)	Previously filed as an exhibit in the Company’s Form 8-K dated June 6, 2003, and incorporated by reference herein.

(5)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(6)	Previously filed as exhibits in the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

(7)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(8)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.

(9)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(10)	Previously filed as an exhibit in the Company’s Form 8-K dated July 18, 2006 and incorporated by reference herein.

(11)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(12)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(13)	Management contract or compensatory plan or arrangement.

(14)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

(15)	Previously filed as exhibit in the Company’s Form 8-K dated June 12, 2007 and incorporated by reference herein.

(16)	Previously filed as an exhibit in the Company’s Form 8-K dated June 15, 2007 and incorporated herein by reference.

(17)	Previously filed as exhibit in the Company’s Form 8-K dated July 13, 2007 and incorporated by reference herein.

(18)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein.

(19)	Previously filed as exhibit in the Company’s Form 8-K dated May 15, 2007 and incorporated by reference herein.

(20)	Previously filed as exhibit in the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.

(21)	Previously filed as an exhibit in the Company’s Form 8-K filed on July 25, 2008 and incorporated herein by reference.

(22)	Previously filed as exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.

(23)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(24)	Previously filed as an exhibit in the Company’s Form 8-K dated September 11, 2008 and incorporated by reference herein.

(25)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.

(26)	Previously filed as an exhibit in the Company’s Form 8-K dated November 25, 2008 and incorporated by reference herein.

(27)	Previously filed as an exhibit in the Company’s S-8 dated August 15, 2007 and incorporated by reference herein.

(28)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

(29)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein.

(30)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

(31)	Previously filed as an exhibit in the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.
(32)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

(33)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(34)	Previously filed as an exhibit in the Company’s Form 8-KdatedJuly 13, 2012 and incorporated herein by reference.

(35)	Previously filed as an exhibit in the Company’s Form 8-K for dated October 3, 2012 and incorporated herein by reference.

(36)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(37)	Previously filed as an exhibit in the Company’s Form 8-K dated January 11, 2013 and incorporated herein by reference.

(38)	Previously filed as an exhibit in the Company’s Form 8-Kdated February 5 and incorporated herein by reference.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cross Country Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 18, 2013

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$10,462,692	$10,648,035
Short-term cash investments	—	1,690,740
Accounts receivable, less allowance for doubtful accounts of $1,841,136 in 2012 and $2,180,125 in 2011	62,674,176	71,802,263
Deferred tax assets	12,560,907	10,644,689
Income taxes receivable	585,709	1,878,923
Prepaid expenses	5,580,473	7,440,632
Other current assets	1,049,275	701,244
Insurance recovery receivable	5,483,889	4,741,529
Assets held for sale	46,970,964	—
Total current assets	145,368,085	109,548,055
Property and equipment, net of accumulated depreciation and amortization of $41,917,771 in 2012 and $41,657,234 in 2011	8,234,812	12,018,389
Trademarks, net	48,701,331	52,053,211
Goodwill	62,712,109	143,343,521
Other identifiable intangible assets, net	14,491,982	21,195,362
Debt issuance costs, net of accumulated amortization of $3,594,511 in 2012 and $3,317,299 in 2011	1,609,954	1,198,611
Non-current deferred tax assets	16,182,628	—
Other long-term assets	8,622,654	8,584,659
Total assets	$305,923,555	$347,941,808

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,129,605	$9,018,156
Accrued compensation and benefits	21,650,233	21,073,676
Current portion of long-term debt	33,682,348	16,997,533
Other current liabilities	4,289,403	4,001,874
Liabilities related to assets held for sale	2,834,516	—
Total current liabilities	72,586,105	51,091,239
Long-term debt	176,309	25,047,986
Non-current deferred tax liabilities	—	58,111
Other long-term liabilities	24,038,352	22,444,175
Total liabilities	96,800,766	98,641,511
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 30,902,314 and 30,812,023 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,090	3,081
Additional paid-in capital	244,924,076	243,170,554
Accumulated other comprehensive loss	(3,082,704)	(3,373,162)
(Accumulated deficit) retained earnings	(32,721,673)	9,499,824
Total stockholders’ equity	209,122,789	249,300,297
Total liabilities and stockholders’ equity	$305,923,555	$347,941,808

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
Revenue from services	$442,635,146	$439,377,460	$406,604,239
Operating expenses:
Direct operating expenses	331,050,041	319,988,729	292,333,509
Selling, general and administrative expenses	109,416,687	104,544,116	97,378,980
Bad debt expense	786,107	574,457	248,126
Depreciation	4,904,845	5,965,002	7,121,712
Amortization	2,263,556	2,393,722	2,567,804
Impairment charges	18,732,407	—	10,764,000
Total operating expenses	467,153,643	433,466,026	410,414,131

(Loss) income from continuing operations	(24,518,497)	5,911,434	(3,809,892)

Other (income) expenses:
Foreign exchange (gain) loss	(62,231)	(263,967)	67,863
Interest expense	2,341,299	2,856,043	4,243,924
Loss on modification of debt	81,503	—	—
Other expense (income), net	15,790	(297,728)	(171,945)
(Loss) income from continuing operations before income taxes	(26,894,858)	3,617,086	(7,949,734)
Income tax (benefit) expense	(6,149,889)	2,069,447	(2,693,059)
(Loss) income from continuing operations	(20,744,969)	1,547,639	(5,256,675)
(Loss) income from discontinued operations, net of income tax	(21,476,528)	2,550,210	2,481,812
Net (loss) income	$(42,221,497)	$4,097,849	$(2,774,863)

Basic (loss) income per common share from:
Continuing operations	$(0.67)	$0.05	$(0.17)
Discontinued operations	(0.70)	0.08	0.08
Net (loss) income	$(1.37)	$0.13	$(0.09)

Diluted (loss) income per common share from:
Continuing operations	$(0.67)	$0.05	$(0.17)
Discontinued operations	(0.70)	0.08	0.08
Net (loss) income	$(1.37)	$0.13	$(0.09)

Weighted average common shares outstanding—basic	30,842,723	31,146,165	31,060,426

Weighted average common shares outstanding—diluted	30,842,723	31,192,016	31,060,426

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(42,221,497)	$4,097,849	$(2,774,863)

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	267,809	(939,000)	(109,885)
Net change in fair value of hedging transactions	—	—	1,197,247
Write-down of marketable securities	38,515	—	—
Net change in fair value of marketable securities	(915)	(55,815)	(63,752)
Other comprehensive income (loss), before tax	305,409	(994,815)	1,023,610

Income tax on net change in fair value of hedging transactions	—	—	470,880
Income tax expense (benefit) on net change in fair value of marketable securities	14,951	(22,384)	(25,436)
Total income tax expense (benefit) on items of other comprehensive income (loss)	14,951	(22,384)	445,444

Other comprehensive income (loss), net of tax	290,458	(972,431)	578,166
Comprehensive (loss) income	$(41,931,039)	$3,125,418	$(2,196,697)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Total Comprehensive	Retained	Stockholders’
	Shares	Dollars	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2009	31,009,404	$3,101	$240,869,496	$(2,978,897)	$8,176,838	$246,070,538
Repurchase of stock for tax withholdings	(27,727)	(3)	(226,291)	—	—	(226,294)
Vesting of restricted stock	121,005	12	(12)	—	—	—
Tax deficit of share-based compensation	—	—	(295,575)	—	—	(295,575)
Equity compensation	—	—	2,656,904	—	—	2,656,904
Foreign currency translation adjustment	—	—	—	(109,885)	—	(109,885)
Net change in fair value of hedging transactions	—	—	—	726,367	—	726,367
Net change in fair value of marketable securities	—	—	—	(38,316)	—	(38,316)
Net loss	—	—	—	—	(2,774,863)	(2,774,863)
Balance at December 31, 2010	31,102,682	3,110	243,004,522	(2,400,731)	5,401,975	246,008,876
Repurchase of stock for tax withholdings	(31,263)	(3)	(221,593)	—	—	(221,596)
Vesting of restricted stock	167,647	17	(17)	—	—	—
Tax deficit of share-based compensation	—	—	(272,828)	—	—	(272,828)
Equity compensation	—	—	2,895,012	—	—	2,895,012
Stock repurchase and retirement	(427,043)	(43)	(2,234,542)	—	—	(2,234,585)
Foreign currency translation adjustment	—	—	—	(939,000)	—	(939,000)
Net change in fair value of marketable securities	—	—	—	(33,431)	—	(33,431)
Net income	—	—	—	—	4,097,849	4,097,849
Balance at December 31, 2011	30,812,023	3,081	243,170,554	(3,373,162)	9,499,824	249,300,297
Vesting of restricted stock	161,944	16	(152,446)	—	—	(152,430)
Tax deficit of share-based compensation	—	—	(314,314)	—	—	(314,314)
Equity compensation	—	—	2,594,523	—	—	2,594,523
Stock repurchase and retirement	(71,653)	(7)	(374,241)	—	—	(374,248)
Foreign currency translation adjustment	—	—	—	267,809	—	267,809
Net change in fair value of marketable securities	—	—	—	22,649	—	22,649
Net loss	—	—	—	—	(42,221,497)	(42,221,497)
Balance at December 31, 2012	30,902,314	$3,090	$244,924,076	$(3,082,704)	$(32,721,673)	$209,122,789

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net (loss) income	$(42,221,497)	$4,097,849	$(2,774,863)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	870,715	578,805	293,795
Depreciation	5,566,184	6,790,677	8,043,548
Amortization	3,381,743	3,493,408	3,850,867
Impairment charges	54,132,407	—	10,764,000
Loss on modification of debt	81,503	—	—
Deferred income tax (benefit) expense	(18,520,360)	3,052,909	5,378,275
Amortization of debt issuance costs	605,558	913,509	867,363
Equity compensation	2,594,523	2,895,012	2,656,904
Debt financing costs	279,005	—	—
Other noncash charges	543,296	22,832	(192,898)
Changes in operating assets and liabilities:
Accounts receivable	(4,255,411)	(7,973,162)	5,456,796
Prepaid expenses and other assets	(444,351)	1,878,943	(4,581,381)
Income taxes	1,748,750	4,310,626	(858,628)
Accounts payable and accrued expenses	4,128,000	(1,327,040)	2,056,585
Other liabilities	1,656,065	(438,168)	561,210
Net cash provided by (used by) operating activities	10,146,130	18,296,200	31,521,573

Investing activities
Purchases of property and equipment, net	(2,218,877)	(3,998,129)	(2,391,101)
Acquisition of MDA Holdings, Inc.	—	—	(12,826,184)
Liquidation of foreign cash investments	2,652,335	—	—
Other investing activities	(258,832)	(197,907)	(981,324)
Net cash provided by (used in) investing activities	174,626	(4,196,036)	(16,198,609)

Financing activities
Debt issuance costs	(1,377,410)	—	(1,480,098)
Repurchase of stock for tax withholdings	(152,430)	(221,596)	(226,294)
Stock repurchase and retirement	(374,248)	(2,234,585)	—
Proceeds from borrowing on term loan	25,000,000	—	—
Principal payments on term loan	(43,326,056)	(14,088,284)	—
Borrowings on revolving credit facility	26,900,000	2,500,000	4,000,000
Repayments of revolving credit facility	(16,900,000)	—	(13,069,937)
Repayment of capital lease obligations and note payable	(352,776)	(191,755)	(414,986)
Net cash used in financing activities	(10,582,920)	(14,236,220)	(11,191,315)

Effect of exchange rate changes on cash	76,821	(172,573)	(35,812)
Change in cash and cash equivalents	(185,343)	(308,629)	4,095,837
Cash and cash equivalents at beginning of year	10,648,035	10,956,664	6,860,827
Cash and cash equivalents at end of year	$10,462,692	$10,648,035	$10,956,664

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased through capital lease obligations	$302,316	$312,562	$483,440
Insurance premium financing	$189,654	$—	$—

Supplemental disclosure of cash flow information
Interest paid	$1,467,233	$2,134,575	$3,520,664
Income taxes paid	$1,681,992	$1,559,424	$936,768
Income tax refunds	$(564,430)	$(4,792,495)	$(6,452,303)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. Organization and Basis of Presentation

On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the Partnership). The acquisition included certain identifiable intangible assets, primarily proprietary databases and contracts. The Partnership was engaged in the business of providing travel nurse and allied health staffing services to healthcare providers primarily on a contract basis. CCS recorded the assets and certain assumed liabilities, as defined in the asset purchase agreement, at fair market value. The purchase price of approximately $189,000,000 exceeded the fair market value of the assets less the assumed liabilities by approximately $167,537,000, which, was originally recorded as goodwill and other identifiable intangible assets. See Note 4 – Goodwill and Other Identifiable Intangible Assets.

Subsequent acquisitions and dispositions were made and as of December 31, 2012, Cross Country Healthcare, Inc. (the Company) was a leading provider of nurse and allied staffing services in the United States, a national provider of multi-specialty locum tenens (temporary physician staffing) services, as well as a provider of other human capital management services focused on healthcare.

During the fourth quarter of 2012, the Company decided to sell its clinical trial services business segment as a result of an extensive review of its business and the changing competitive landscape in the pharmaceutical outsourcing industry. As of December 31, 2012, this segment is classified as a disposal group held for sale, and the results of its operations have been classified as discontinued operations for all periods presented. See Note 3 - Assets Held for Sale and Discontinued Operations.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, accruals for health, workers’ compensation and professional liability claims (See Note 7 - Accrued Compensation and Benefits in the consolidated balance sheets), legal contingencies, income taxes and sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

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

Short-term cash investments on the accompanying consolidated balance sheets relate to foreign investments in highly liquid time deposits with original maturities less than one year but greater than three months. At December 31, 2012 and 2011, other long-term assets included approximately $0 and $820,000, respectively, of foreign investments in highly liquid time deposits with original maturities greater than one year.

Interest income on cash and cash equivalents and cash investments is included in other expense (income), net, on the Company’s consolidated statements of operations.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers and accounts receivable represent amounts due from them. The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited. No single customer accounted for more than 3% of the Company’s revenue during 2012, 4% of revenue during 2011 and 5% of revenue during 2010. An aggregate of approximately 12% and 11% of the Company’s outstanding accounts receivable as of December 31, 2012 and 2011, respectively, were due from five customers.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis at December 31 of each year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company has four reporting units that it reviewed for impairment: 1) nurse and allied staffing, 2) physician staffing, 3) retained search and 4) education and training.  During the fourth quarter of 2012, the Company decided to divest its clinical trial services business.  The clinical trials services segment is classified as a disposal group held for sale as of December 31, 2012, and its results of operations have been classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010.

In its impairment analysis, the Company determines the fair value of its reporting units based on a combination of inputs including Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly, as well as inputs such as pricing multiples from publicly traded guideline companies and the market capitalization of the Company, including an estimated premium an investor would pay for a controlling interest. If the reporting unit’s carrying value exceeds its fair value, the Company then determines the amount of the impairment charge, if any. The Company recognizes an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow that is expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. See Note 4 – Goodwill and Intangible Assets for further information.

The Company adopted Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment, (ASU 2011-08) for its consolidated financial statements effective January 1, 2012. ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not necessary.  The Company elected not to use this option in its review of its goodwill and other intangible assets in 2012 as the Company determined there were indicators which triggered additional testing.

Debt Issuance Costs

Deferred costs related to the issuance of the Company’s senior secured revolving credit facility (see Note 8 – Long-term Debt) in 2012 and  2011 have been capitalized and amortized using the straight line method, over the term of the related credit agreement.

Deferred costs related to the Company’s senior secured term loan facility have been capitalized and amortized using the effective interest method over the respective five-year term of the related debt.

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

Reserves for Claims

The Company provides workers’ compensation insurance coverage, professional liability coverage and health care benefits for its eligible employees and temporary healthcare professionals. The Company records its estimate of the ultimate cost of, and reserves for workers compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. Subsequent to the issuance of the Company’s 2011 Annual Report on Form 10-K, the Company determined that its professional liability and workers’ compensation liabilities were inappropriately presented net of the related insurance recovery receivable. The Company has corrected the 2011 information on its consolidated balance sheets. Management does not believe such correction is material to the previously issued consolidated financial statements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

Other Expenses/Insurance Costs Topic of the FASB ASC (ASC 720), codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. ASC 720 concluded that, under circumstances such as in the Company’s insured professional liability and worker’s compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, (the insured, the insurer and the claimant), the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2012 and 2011 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities in other long-term liabilities, and the short-term receivable portion as insurance recovery receivable and the long-term portion is included in other long-term assets. See Note 7 – Accrued Compensation and Benefits. The health care insurance accrual is for estimated claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

The Company records its estimate of the ultimate cost of reserves for workers’ compensation and professional liability based on actuarial models prepared or reviewed by independent actuaries at least twice a year using the company-specific loss histories, as well as industry statistics. In determining its reserves, the Company includes both the case reserves for known claims and an estimate for claims incurred but not reported (IBNR).

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2012 and 2011, respectively, the Company had outstanding approximately $6,899,000 and $7,049,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

In October 2009, the Company purchased an occurrence-based primary professional liability policy that provides each working nurse and each allied healthcare professional with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those individual limits are shared with the healthcare provider’s employer (e.g., Cross Country TravCorps or MedStaff, our wholly-owned subsidiaries) in the event of vicarious liability and/or negligent hiring allegations on a claim. This policy does not have a deductible. In addition, in October 2009, the Company purchased an excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of Cross Country Travcorps and $1,000,000 per occurrence and $3,000,000 in the aggregate for all working nurses of MedStaff. Those limits are also shared with other subsidiaries on applicable claims. MedStaff also secured insurance coverage having the same terms as the primary and excess coverage described above for acts occurring on or after October 25, 2002.

Since October 2009, all primary professional liability insurance has been provided under occurrence-based plans. Prior to that period, primary professional liability coverage was provided under various self-insured, claims-made and occurrence-based plans depending on the subsidiary and the applicable policy year. In October 2004, the Company secured individual occurrence-based primary professional liability insurance policies with no deductible for virtually all of its working nurses and allied professionals, except those employed through its MedStaff  subsidiary.

In October 2012, the Company merged separate primary professional liability policies for Cross Country TravCorps, Inc. (Cross Country TravCorps) and Med-Staff, Inc. (Medstaff), into one occurrence-based primary policy that provides each working nurse and each allied healthcare professional with coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. Those limits are also shared with the subsidiaries on applicable claims. The Company also merged the excess layer of professional liability insurance having limits of $1,000,000 per occurrence and $6,000,000 in the aggregate for all working nurses and allied healthcare professionals of both Cross Country TravCorps and MedStaff. Those limits are also shared with the subsidiaries on applicable claims.

These occurrence-based individual policies replaced a $2,000,000 per-claim layer of self-insured exposure. The Company continued to provide primary coverage through a $2,000,000 self-insured retention for nurses and allied professionals who did not qualify for the individual occurrence-based coverage, as well as for its independent liabilities (such as negligent hiring) during these policy years. Effective October 1, 2008, the individual primary professional liability insurance policies were replaced with one policy that insured each individual nurse for $2,000,000 per occurrence and $4,000,000 in the aggregate, as well as the corporation which shared those limits. This policy had no deductible and did not cover healthcare professionals working through MedStaff or MDA Holdings, Inc. or its subsidiaries (collectively, MDA). Separately, prior to October 1, 2009, our MedStaff subsidiary had a claims-made professional liability policy with a limit of $2,000,000 per occurrence, $4,000,000 in the aggregate and a $25,000 deductible per claim.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

MDA has an occurrence-based professional liability policy with a limit of $1,000,000 per occurrence, $3,000,000 in the aggregate and a $500,000 deductible for MDA, its independent contractor physicians, Certified Registered Nurse Anesthetists (CRNAs) and allied health professionals. MDA’s $500,000 deductible is insured by Jamestown Indemnity Ltd., a Cayman Island company and a wholly-owned subsidiary of MDA Holdings, Inc. (the Captive). Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. As of December 31, 2012, the value of the letter of credit was $5,533,000. In January 2013, the letter of credit was reduced to $5,000,000.

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

At December 31, 2012 and 2011, respectively, the Company had outstanding workers’ compensation benefit claims of 105 and 100, respectively. At December 31, 2012 and 2011, respectively, the Company had outstanding professional liability claims of 80 and 72, respectively. The Company records the current portion of its professional liability and workers’ compensation liabilities in accrued compensation and benefits and the long-term portion of in long-term liabilities. See Note 7 – Accrued Compensation and Benefits for further information.

Revenue Recognition

The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is reasonably assured.

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered. Accordingly, accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2012 and 2011, such estimated reserves accrued are approximately $9,816,000 and $9,296,000, respectively.

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

Revenue on permanent placements is recognized when services provided are substantially completed. Amounts collected in advance of the services being substantially complete are recorded as deferred revenue in other current liabilities on the consolidated balance sheets. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2012, 2011, and 2010, such losses, if any, were nominal.

Revenue from the Company’s education and training services is recognized as the independent contractor-led seminars are performed. Amounts collected in advance of the seminars are recorded as deferred revenue in other current liabilities on the consolidated balance sheet.

At December 31, 2012 and 2011, the Company had $1,574,000 and $1,521,000, respectively recorded as deferred revenue included in other current liabilities on the accompanying consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

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

The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures, as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and totaled approximately $2,595,000; $2,895,000 and $2,657,000, during the years ended December 31, 2012, 2011 and 2010, respectively. Related deferred tax benefits of approximately $955,000; $1,126,000 and $1,013,000, respectively, were recorded during the years ended December 31, 2012, 2011 and 2010. See Note 14 – Stockholders’ Equity for further information about the Company’s current share-based compensation programs.

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs are expensed as incurred and were approximately $3,186,000; $3,180,000 and $2,506,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized when the Company determines that there is a reasonable expectation that the cost of the incurred advertising will be recovered from the gross profit generated by the advertised event and expensed when the related event takes place.  At December 31, 2012 and 2011, approximately $958,000 and $1,401,000, respectively, of these costs are included in prepaid expenses on the consolidated balance sheets.

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

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. See Note 13 - Income Taxes for further information.

Comprehensive (Loss) Income

Total comprehensive (loss) income includes net income or loss, foreign currency translation adjustments, net changes in the fair value of hedging transactions, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was approximately $3,083,000 and $3,351,000 at December 31, 2012 and 2011, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2. Summary of Significant Accounting Policies (continued)

The net change in fair value of marketable securities is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The net change in fair value of marketable securities includes the reclassification of unrealized gains upon the sale of securities and gains or losses related to the change in fair value of the remaining marketable securities.

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. As of December 31, 2012 and 2011, the Company’s only financial assets/liabilities required to be measured on a recurring basis were its short and long-term cash investments, marketable securities and its deferred compensation liability. See Note 10 – Fair Value Measurements for relevant disclosures.

Interest Rate Swap Agreements

The Derivatives and Hedging Topic of the FASB ASC requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company has used derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The interest rate swap agreements were terminated effective October 9, 2010. See Note 9 - Interest Rate Swap Agreements for disclosures of interest rate swap agreements entered into in 2008, pursuant to the disclosure requirements of Derivatives and Hedging Topic of the FASB ASC.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02).  ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and is to be applied prospectively.  We do not currently anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

3. Assets Held for Sale and Discontinued Operations

The clinical trial services business segment provides clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe.  During the fourth quarter of 2012, the Company’s Board of Directors approved a plan to exit the clinical trial services business segment as a result of an extensive review of its business and the changing landscape in the pharmaceutical outsourcing industry. Classification of a disposal group as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. Accordingly, the clinical trial service segment was classified as a disposal group held for sale as of December 31, 2012. The assets to be disposed of are presented as assets held for sale and the liabilities to be disposed of are presented as liabilities related to assets held for sale on the Company’s consolidated balance sheets as of December 31, 2012.

The sale closed on February 15, 2013. As a result of the disposal, the underlying operations and cash flows of the clinical trial service segment will be eliminated from the Company’s continuing operations and the Company will no longer have the ability to influence the operating and/or financial policies of the disposal group. In addition, the future continuing cash flows from the disposed business resulting from a short-term transitional services agreement are not expected to be significant and do not constitute a material continuing financial interest in the clinical trial services As a result, pursuant to generally accepted accounting principles, the historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for all periods presented.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

3. Assets Held for Sale and Discontinued Operations (continued)

The Company did not have any assets held for sale as of December 31, 2011. The following table represents the major classes of assets and liabilities related to assets held for sale as of December 31, 2012.

December 31, 2012
Assets:
Accounts receivable, net	$12,553,056
Other prepaid expenses	485,840
Other current assets	13,771
Property and Equipment, net	364,972
Goodwill	28,175,772
Other intangible assets, net	5,335,816
Other long-term assets	41,737
Total assets held for sale	$46,970,964
Liabilities:
Accounts payable and accrued expenses	$354,453
Accrued employee compensation and benefits	1,478,638
Other current liabilities	984,978
Other non-current liabilities	16,447
Total liabilities related to assets held for sale	$2,834,516

The operations including goodwill and intangible impairment losses of the disposal group are presented as discontinued operations for all periods presented in the Company’s consolidated statements of operations. The following table presents the revenues and the components of discontinued operations, net of tax:

	Years Ended December 31,
	2012	2011	2010
Revenue	$67,626,715	$64,608,763	$61,957,286
(Loss) income before income taxes	$(30,973,520)	$4,613,260	$4,178,134
Income tax benefit (expense)	9,496,992	(2,063,050)	(1,696,322)
(Loss) income from discontinued operations	$(21,476,528)	$2,550,210	$2,481,812

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

3. Assets Held for Sale and Discontinued Operations (continued)

Consistent with the approach described in Note 4- Goodwill and Other Identifiable Intangible Assets, the Company used the income approach and the market approach to evaluate the potential impairment of goodwill related to the clinical trial services staffing reporting unit. Discounted cash flows served as the primary basis for the income approach. Pricing multiples derived from publicly-traded guideline companies that are comparable served as the basis for the market approach. Pursuant to the second step of the Company’s third quarter interim impairment testing, the Company was required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of its third quarter filing, the Company had not finalized its second step of impairment testing due to the limited time period from the first indication of potential impairment to the date of filing and the complexities involved in estimating the fair value. The Company recorded a pre-tax goodwill impairment charge of approximately $22,100,000 as of September 30, 2012.  This impairment analysis was finalized in the fourth quarter and did not result in any adjustment.  In addition, in the fourth quarter of 2012, in conjunction with the Company’s evaluation of its assets held for sale, an additional impairment charge was recorded of approximately $11,900,000. The Company considered the sale price from the buyer as its best indication of fair value as of December 31, 2012 (See Note 19 – Subsequent Events).

For the year ended December 31, 2012, the loss before income taxes is composed of $34,000,000 of goodwill impairment charges described previously, $1,400,000 of a trademark impairment charge, and income from operations in the amount of $4,516,000.

4. Goodwill and Other Identifiable Intangible Assets

As of December 31, 2012 and 2011, the Company had the following acquired intangible assets:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Databases	$12,525,000	$11,954,630	$570,370	$14,186,296	$13,300,046	$886,250
Customer relationships	26,904,000	13,089,055	13,814,945	34,937,322	14,933,877	20,003,445
Non-compete agreements	3,403,000	3,296,333	106,667	4,153,000	3,847,333	305,667
Trademark	—	—	—	340,000	340,000	—
	$42,832,000	$28,340,018	$14,491,982	$53,616,618	$32,421,256	$21,195,362
Intangible assets not subject to amortization:
Goodwill			$62,712,109			$143,343,521
Trademarks			48,701,331			52,053,211
			$111,413,440			$195,396,732

Estimated annual amortization expense for continuing operations is as follows:

Year Ending December 31:
2013	$2,210,222
2014	2,031,167
2015	1,876,222
2016	1,876,223
2017	1,831,481
Thereafter	4,666,667
$14,491,982

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

4. Goodwill and Other Identifiable Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Staffing Segment	Physician Staffing Segment	Clinical Trial Services Segment	Other Human Capital Management Services Segment	Total
Balances as of December 31, 2011:
Aggregate goodwill acquired	$259,732,408	$43,405,046	$61,899,005	$19,307,062	$384,343,521
Accumulated impairment loss (a)	(241,000,000)	—	—	—	(241,000,000)
Goodwill, net of impairment loss (a)	18,732,408	43,405,046	61,899,005	19,307,062	143,343,521
Changes to aggregate goodwill in 2012:
Impairment charges (b)	(18,732,408)	—	(33,970,756)	—	(52,703,164)
Foreign currency translation	—	—	247,523	—	247,523
Goodwill in assets held for sale (c)	—	—	(28,175,772)	—	(28,175,772)
Other	—	1	—	—	1
Balances as of December 31, 2012:
Aggregate goodwill acquired	259,732,408	43,405,047	62,146,528	19,307,062	384,591,045
Goodwill in assets held for sale (c)			(28,175,772)		(28,175,772)
Accumulated impairment loss (a) (b)	(259,732,408)	—	(33,970,756)	—	(293,703,164)
Goodwill, net of impairment loss (a) (b)	$—	$43,405,047	$—	$19,307,062	$62,712,109
_______________
(a)
A non-cash pretax impairment charge of approximately $241,000,000 was recorded to reduce the carrying value of goodwill to its estimated fair value in the fourth quarter of 2008 for its nurse and allied staffing business segment. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (see Note 1 – Organization and Basis of Presentation), and subsequent nurse staffing acquisitions made through 2003.

(b)	In 2012, non-cash pretax impairment charges were recorded for the Company’s nurse and allied staffing and clinical trial services reporting units. See impairment review disclosures that follow.
(c)	The Company has reclassified the net assets of its clinical trials services reporting unit to assets held for sale, effective December 31, 2012 (See Note 3 – Assets Held for Sale).

First quarter 2012 interim impairment testing results

At the end of the first quarter of 2012, the Company’s stock price declined from December 31, 2011. In addition, a slowdown in demand and booking activity in the Company’s nurse and allied staffing segment resulted in a downward revision to this segment’s near-term forecast. Additionally, the Company was closely monitoring performance in its clinical trial services and physician staffing businesses due to a thin margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing. These factors warranted impairment testing in the first quarter of 2012, which the Company conducted and determined that there was no impairment at March 31, 2012.

Second quarter 2012 interim impairment testing results

During the second quarter of 2012, the Company’s stock price declined further from December 31, 2011. In addition, slower than expected booking momentum and reduced contribution income in the Company’s nurse and allied staffing segment resulted in a downward revision to this segment’s forecast. Additionally, the Company was closely monitoring the performance of the clinical trial services and physician staffing reporting units due to a small margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the small margin between the carrying amount and fair value of the nurse and allied staffing reporting unit as of the March 31, 2012 interim impairment testing. These factors warranted impairment testing in the second quarter of 2012.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

4. Goodwill and Other Identifiable Intangible Assets (continued)

Upon completion of the second quarter 2012 interim impairment testing, the Company determined that the estimated fair value of the Company’s reporting units, with the exception of nurse and allied staffing, exceeded their respective carrying values. As a result of the June 30, 2012 interim impairment testing, the Company determined that the fair value of the nurse and allied staffing reporting unit was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in the Company’s second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing the Company was required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, the Company wrote off the remaining goodwill which resulted in a pre-tax goodwill impairment charge of approximately $18,700,000 as of June 30, 2012.

Third quarter 2012 interim impairment testing results

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

Upon completion of the third quarter 2012 interim impairment testing, the Company determined that the estimated fair value of the Company’s reporting units, with the exception of clinical trial services (See Note 3 – Assets Held for Sale and Discontinued Operations), exceeded their respective carrying values.

Fourth quarter 2012 annual impairment testing results

The Company performed its annual impairment test as of December 31, 2012.  Upon completion of the fourth quarter 2012 impairment testing, the Company determined that the estimated fair value of the Company’s reporting units, exceeded their respective carrying values as follows: nurse and allied staffing – 13.5%, physician staffing – 28.6%, retained search – 25.6% and education and training– 92.0%. Accordingly, no impairment charges were warranted for these reporting units as of December 31, 2012.

The total fair value of the Company’s reporting units was reconciled to its December 31, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s stock price. The Company’s market capitalization was also considered in assessing the reasonableness of the fair values of the reporting units. In performing the reconciliation of the Company’s market capitalization to fair value, the Company considered both quantitative and qualitative factors which supported the implied control premium. The Company believes that a reasonable buyer would offer a control premium for the business that would adequately cover the difference between its market price at December 31, 2012 and its book value.

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

The market approach generally applied pricing multiples derived from publicly-traded guideline companies that are comparable to the Company’s respective reporting units, and other specific data points, to determine their value. The Company utilized total enterprise value/revenue multiples ranging from 0.5 to 1.0, and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 5.0 to 10.3.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

4. Goodwill and Other Identifiable Intangible Assets (continued)

The reporting units’ values based on the market approach were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for all of its reporting units. The Company estimated the fair value of the nurse and allied staffing reporting unit based entirely on the income approach as of December 31, 2012, September 30, 2012 and June 30, 2012 and the fair value of its education and training reporting entirely on the income approach as of December 31, 2012. Had the Company applied the market approach to the nurse and allied staffing reporting unit or the education and training reporting unit, as it had done historically, it would have resulted in a very wide disparity between the revenue-based and EBITDA-based implied market enterprise values. Accordingly, the Company concluded that the income approach was more appropriate in determining the fair value during each respective quarter.

2011 annual impairment testing results

Upon completion of the annual impairment assessment as of December 31, 2011 the Company determined that no impairment was indicated.

Other Intangible Assets

In conjunction with the 2012 and 2011 annual testing of indefinite-lived intangible assets, no additional impairments of indefinite-lived intangible assets were identified.   As of December 31, 2012, the Company determined that the estimated fair value of the Company’s trademarks related to its MDA Holdings, Inc. acquisition exceeded carrying value by 6%.

During the fourth quarter of 2010, the Company conducted an assessment of the trademarks related to its MDA Holdings, Inc. acquisition. Impairment charges of $10,764,000 in the year ended December 31, 2010 resulted from the impact lower locum tenens usage had on its long term revenue forecast. Thus, the calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trademarks acquired with the MDA acquisition in September 2008 may not be fully recoverable. In order to determine the fair value of its trademarks, the Company discounted to present value the implied after-tax royalty savings based on a long-term forecast of revenue associated with the respective trademarks. Based on the calculation of fair value, the Company recorded a pre-tax non-cash impairment charge, of which $10,037,000 related to the physician staffing segment and $727,000 related to the nurse and allied staffing segment. This charge is included in impairment charges on the consolidated statements of operations for the year ended December 31, 2010. At December 31, 2010, the Company believes no other impairment of long-lived assets or intangible assets existed.

5. Acquisitions

MDA Holdings, Inc.

In September 2008, the Company completed the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Part of the cash paid at closing was held in escrow to cover any post-closing liabilities (Indemnification Escrow).

During the year ended December 31, 2010, approximately $3,541,000 was released to the seller from the Indemnification Escrow account leaving a balance of approximately $3,566,000 at December 31, 2012, and 2011. The escrow will be released upon full satisfaction of certain tax matters and the resolution of indemnity claims. The transaction also included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter of 2009, the Company paid approximately $6,748,000 related to the 2008 performance. In the second quarter of 2010, the Company paid approximately $12,826,000 related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

6. Property and Equipment

At December 31, 2012 and 2011, property and equipment consist of the following:

		December 31,
	Useful Lives	2012	2011
Computer equipment	3-5 years	$12,373,042	$12,268,989
Computer software	3-5 years	29,929,913	32,448,577
Office equipment	5-7 years	3,307,815	3,469,914
Furniture and fixtures	5-7 years	1,704,073	2,171,217
Leasehold improvements	(a)	2,837,740	3,316,926
		50,152,583	53,675,623
Less accumulated depreciation and amortization		(41,917,771)	(41,657,234)
		$8,234,812	$12,018,389
_______________
(a)	See Note 2 – Summary of Significant Accounting Policies.

7. Accrued Compensation and Benefits

At December 31, 2012 and 2011, accrued compensation and benefits consist of the following:

	December 31,
	2012	2011
Salaries and payroll taxes	$6,931,650	$6,680,258
Bonuses	1,648,979	2,795,293
Accrual for workers’ compensation claims	3,800,526	3,266,048
Accrual for health care benefits	2,005,486	1,586,260
Accrual for professional liability insurance	5,847,638	5,195,688
Accrual for vacation	1,415,954	1,550,129
	$21,650,233	$21,073,676

Workers’ compensation and professional liability amounts are also included in the following accounts:

	December 31,
	2012	2011
Insurance recoveries receivable:
Insurance recovery for workers’ compensation (a)	$2,427,994	$2,004,881
Insurance recovery for professional liability (a)	3,055,895	2,736,648
	$5,483,889	$4,741,529
Other long-term assets:
Insurance recovery for workers’ compensation – long term (a)	$3,694,006	$2,369,119
Insurance recovery for professional liability – long term (a)	4,516,133	4,921,374
Long-term cash investments	––	819,570
Security deposits - long term	412,515	471,213
Marketable securities – long term	––	3,383
	$8,622,654	$8,584,659

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

7. Accrued Compensation and Benefits (continued)

	December 31,
	2012	2011
Other long-term liabilities:
Unrecognized tax benefits	$4,655,720	$4,053,774
Accrual for workers’ compensation claims (a)	5,748,506	4,081,952
Accrual for professional liability insurance (a)	10,598,836	11,681,968
Deferred compensation	1,471,091	1,322,114
Deferred rent	1,564,199	1,277,920
Other long-term liabilities	—	26,447
	$24,038,352	$22,444,175

(a) December 31, 2011 amounts for accrued workers’ compensation and professional liability balances are presented gross of related insurance recovery receivable.

8. Long-Term Debt

At December 31, 2012 and 2011, long-term debt consists of the following:

	December 31,
	2012	2011
Term loan, interest at 2.72% and 2.28% at December 31, 2012 and 2011, respectively	$23,125,000	$41,451,056
Revolver credit facility, interest at 2.72% at December 31, 2012	10,000,000	—
Capital lease obligations and note payable	733,657	594,463
Total debt	33,858,657	42,045,519
Less current portion	(33,682,348)	(16,997,533)
Long-term debt	$176,309	$25,047,986

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2012, the aggregate scheduled maturities of debt are as follows:

Through Year Ending December 31:	Term Debt	Revolver	Capital Leases and Note Payable
2013	$23,125,000	$10,000,000	$557,347
2014	—	—	83,078
2015	—	—	65,409
2016	—	—	27,823
2017	—	—	—
Total	$23,125,000	$10,000,000	$733,657

The Company had approximately $12,432,000 of standby letters of credit outstanding as of December 31, 2012. The letters of credit relate to the Company’s workers’ compensation and professional liability policies as previously disclosed in the Reserves for Claims section in Note 2 – Summary of Significant Accounting Policies.

Prior Credit Agreement

The Company had a senior secured credit agreement which included a term loan, and a revolving loan facility of $50,000,000 including Swingline Loans (as defined in the Credit Agreement) and a sublimit for letters of credit of $20,000,000.  As of December 31, 2011, interest on its revolving credit facility was based on LIBOR plus a margin of 3.50% or Base Rate (as defined by the Credit Agreement) plus a margin of 2.50%. The interest rate spreads on its term loan as of December 31, 2011 were based on LIBOR plus a margin of 2.00% or Base Rate plus a margin of 1.00%. The Company was required to pay a quarterly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2011 was 0.625%.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

8. Long-term Debt (continued)

The revolving loan facility was being used for general corporate purposes including working capital, capital expenditures and permitted acquisitions and investments, as well as to pay fees and expenses related to the credit facility. As of December 31, 2011, the Company did not have any borrowings outstanding under its revolving credit facility, but had $12,581,838 of standby letters of credit outstanding under this facility, leaving $37,418,162 available for borrowing. The letters of credit related to the Company’s workers’ compensation and professional liability policies as previously disclosed in the Reserves for Claims section in Note 2 – Summary of Significant Accounting Policies.

As of December 31, 2011, the Company was in compliance with the financial covenants and other covenants contained in the agreement. The terms of the Credit Agreement included customary covenants and events of default for similarly leveraged deals. The Credit Agreement included a mandatory prepayment provision, which required the Company to make mandatory prepayments subsequent to receiving net proceeds from the sale of assets, insurance recoveries, or the issuance of debt or equity. In addition, when its Consolidated Total Leverage Ratio, as defined by the Credit Agreement, as of the end of a fiscal year is greater than or equal to 1.50 to 1.00, the Company was required to make principal prepayments of at least 50% of Excess Cash Flow, as defined by the agreement.

The Credit Agreement, as amended, provided for an amount allowed for stock repurchases/dividends subsequent to May 28, 2010, that is the lesser of $25,000,000 and 50% of cumulative Consolidated Net Income (as defined by the Credit Agreement) for each fiscal quarter after March 31, 2010 where financial statements have been delivered; provided, that the Company’s Debt/EBITDA ratio (as defined by the Credit Agreement), after giving effect to the transaction, is less than 1.00 to 1.00 and there is $40,000,000 in cash or available cash under its revolving loan facility. However, if the Company’s Debt/EBITDA ratio, after giving effect to the transaction is less than 2.00 to 1.00 but equal to or greater than 1.00 to 1.00, and there are no amounts outstanding under the revolving credit facility (other than letters of credit), the allowable amount for repurchases/dividends is $2,500,000. Under these limitations, during the year ended December 31, 2011, the Company repurchased a total of 427,043 shares for approximately $2,235,000.

The Company was required to obtain the consent of its lenders to complete any acquisition which exceeds $20,000,000 or would cause the Company to exceed $50,000,000 in aggregate cash and non-cash consideration for Permitted Acquisitions (as defined by the Credit Agreement) during the term of the Credit Agreement (excluding the MDA acquisition). The commitments under the Credit Agreement were secured by substantially all of the Company’s assets.

July 2012 Credit Agreement

The Company entered into a senior secured credit agreement on July 10, 2012 (July 2012 Credit Agreement), by and among the Company, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent. The July 2012 Credit Agreement provided for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25,000,000, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50,0000,000, which included a $10,000,000 subfacility for swingline loans, and a $20,000,000 subfacility for standby letters of credit. Swingline loans and letters of credit issued under the July 2012 Credit Agreement reduced available revolving credit commitments on a dollar-for-dollar basis. Subject to certain conditions under the Credit Agreement, the Company was permitted, at any time prior to the maturity date for the revolving credit facility, to increase its total revolving credit commitments in an aggregate principal amount of up to $25,000,000.

Upon closing of the July 2012 Credit Agreement, the Company borrowed $25,000,000 in term loan and $11,000,000 from the revolving credit facility. The proceeds were used to repay the indebtedness on its prior credit agreement and for the payment of fees and expenses. During 2012, approximately $962,000 of financing fees were deferred and included in debt issuance costs on the accompanying consolidated balance sheets. The deferred costs related to the revolving credit facility have been amortized on a straight-line basis, and the deferred costs related to the term loan facility have been amortized using the effective interest method, both over the life of the July 2012 Credit Agreement. In addition, approximately $279,000 of third party debt financing costs relating to the July 2012 Credit Agreement were expensed as incurred and are included in interest expense on the Company’s consolidated statement of operations as required by the Debt Topic of the FASB ASC.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

8. Long-term Debt (continued)

The revolving credit facility was to be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. Through December 31, 2012, interest on the term loan and revolving credit portion of the July 2012 Credit Agreement was based on LIBOR plus a margin of 2.50% or Base Rate (as defined by the July 2012 Credit Agreement, as modified) plus a margin of 1.50%. In addition, the Company was required to pay a quarterly commitment fee on its average daily unused portion of the revolving loan facility of 0.50%. The interest rate spreads and fees fluctuated during the term of the July 2012 Credit Agreement based on the consolidated total leverage ratio at each calculation date, as defined.

Modification of July 2012 Credit Agreement

On September 28, 2012, the Company entered into a First Modification Agreement with the lenders of its July 2012 Credit Agreement, which, for the third quarter ending September 30, 2012, modified the maximum consolidated total leverage ratio to 2.75 to 1.00 and modified the minimum consolidated fixed charge coverage ratio to 1.25 to 1.00. In addition, the aggregate amount of new revolving credit loans and swingline loans made to the Company could not exceed $3,000,000 (above the $10,000,000 outstanding) at any time, and new Letters of Credit issued on behalf of the Company could not exceed $1,000,000 (above the $12,432,000 outstanding), during the period commencing on September 28, 2012 and ending upon the delivery by the Company of an Officer’s Compliance Certificate to the lender’s administrative agent for the fiscal year ending December 31, 2012 (which would have occurred in March 2013). Further, during the modification period, the Company was also prohibited from making investments and purchasing, redeeming, retiring or otherwise acquiring any shares of its capital stock as otherwise permitted under the credit agreement.

Due to Company’s change in lenders’ participations as a result of the July 2012 Credit Agreement and subsequent modification agreement, the Company wrote off debt issuance costs of approximately $82,000 as loss on modification of debt on the accompanying consolidated statements of operations for the year ended December 31, 2012.

Covenants of July 2012 Credit Agreement

Under the July 2012 Credit Agreement, the Company was required to make certain mandatory prepayments of its outstanding term loan and revolving loan in connection with receipt by the Company or its subsidiaries of net proceeds from the sale of assets, insurance recoveries, the issuance of equity or securities, or the incurrence or issuance of other debt. In addition, if the Company’s consolidated total leverage ratio (as defined in the July 2012 Credit Agreement) would have been greater than or equal to 1.50 to 1.00 in any fiscal year, the Company was required to make mandatory prepayments of 50% of its excess cash flow (if any) for that fiscal year.

The July 2012 Credit Agreement contained customary representations, warranties, and affirmative covenants. The July 2012 Credit Agreement also contained customary negative covenants, subject to negotiated exceptions, including with respect to (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements. In addition, the Company was required to meet certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a limit on aggregate capital expenditures in each fiscal year. The July 2012 Credit Agreement also contained customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents. The commitments under the July 2012 Credit Agreement were secured by substantially all of the Company’s assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

8. Long-term Debt (continued)

As of December 31, 2012, the Company would not have complied with the financial covenants in its July Credit Agreement, specifically, its Maximum Leverage Ratio or its Minimum Fixed Charge Coverage Ratio. Generally accepted accounting principles require that long-term debt be classified as a current liability when a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date.  As a result, amounts outstanding under the credit agreement are included in current liabilities in the accompanying December 31, 2012 consolidated balance sheets.

Loan Agreement

On January 9, 2013, the Company terminated its commitments under the July 2012 Credit Agreement and entered into a Loan and Security Agreement, (Loan Agreement), by and among the Company and certain of its domestic subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65,000,000 (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20,000,000 subfacility for standby letters of credit.  Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20,000,000, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65,000,000, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12,000,000; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness of the Company under its prior credit agreement and the payment of fees and expenses.  The repayment of the term loan portion of the Company’s debt outstanding in the first quarter of 2013 is expected to be treated as extinguishment of debt, and, as a result, the Company expects to recognize a loss on extinguishment in the first quarter of 2013, related to the write-off of debt issuance costs of approximately $269,000.  The repayment of the revolver portion of the Company’s debt outstanding in the first quarter of 2013 is expected to be treated partially as extinguishment and partially as a modification.  The modified portion relates to the continuation of credit provided by Bank of America, N.A. in its Loan Agreement.  The Company expects to write-off the remaining debt issuance costs of approximately $1,025,000 in the first quarter of 2013.

The revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.  The initial interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.5% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, commencing September 1, 2013, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and would increase by 200 basis points if an event of default exists.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

8. Long-term Debt (continued)

The Loan Agreement contains customary representations, warranties, and affirmative covenants. The Loan Agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, if the Company’s excess availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $6,250,000, the Company is required to meet a minimum fixed charge coverage ratio of 1.0, as defined in the Loan Agreement.  The Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.

The Company’s obligations under the Loan Agreement are guaranteed by all material domestic subsidiaries of the Company that are not co-borrowers (Subsidiary Guarantors).   As collateral security for their obligations under the Loan Agreement and guarantees thereof, the Company and the Subsidiary Guarantors have granted to Bank of America, N.A., a security interest in substantially all of their tangible and intangible assets.

9. Interest Rate Swap Agreements

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

Pursuant to the provisions of its credit agreement at that time, and not for trading purposes, in October 2008, the Company entered into two interest rate swap agreements, both with effective dates of October 9, 2008 and termination dates of October 9, 2010. The Company was required to execute Interest Rate Contract(s) (as defined in the Credit Agreement) to hedge its variable interest rate exposure in an aggregate amount of at least 40% of its $125,000,000 term loan facility, or $50,000,000, for at least 2 years. No initial investments were made to enter into these agreements. The interest rate swap agreements required the Company to pay a fixed rate to the respective counterparty (fixed rate of 3.1625% per annum on a notional amount of $50,000,000 and a fixed rate of 2.75% on $20,000,000), and to receive from the respective counterparty, interest payments, based on the applicable notional amounts and 1 month LIBOR, with no exchanges of notional amounts. The interest rate swaps effectively fixed the interest on $70,000,000 of the Company’s term debt for a period of 2 years at 3.04%, plus the applicable LIBOR spread.

The Company formally documented the hedging relationships and accounted for these derivatives as cash flow hedges eligible for hedge accounting. Gains or losses resulting from changes in the fair value of these agreements were recorded in accumulated OCL, net of tax, until the hedged item was recognized in earnings. The Company formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in the hedging transactions were highly effective in offsetting changes in fair values or cash flows of the hedged items. Changes in the fair value of derivatives deemed to be eligible for hedge accounting were reported in accumulated other comprehensive loss on the consolidated balance sheets. See Note 2 – Comprehensive (Loss) Income for further information. Any ineffectiveness was recorded directly to interest expense.

In the third quarter of 2009, the Company generated excess cash flow, which, along with cash on hand, allowed it to prepay an additional $22,500,000 of term loan borrowings causing its $20,000,000 notional amount interest rate swap to become ineffective. Subsequent prepayments were made of $5,000,000 in the fourth quarter of 2009 and $4,000,000 in the first quarter of 2010. The Company estimated the ineffectiveness as of December 31, 2009 to be an unrealized loss of approximately $229,820 (approximately $139,000 after taxes). The estimated unrealized loss recorded to interest expense was reversed during the year ended December 31, 2010 as the interest rate swap payments were settled.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

9. Interest Rate Swap Agreements (continued)

As of December 31, 2009, the fair value of the interest rate swap agreements was $1,427,073 and was recorded as a liability on the consolidated balance sheet with offsets to other comprehensive loss of $1,197,247 (for the effective portion) and interest expense of $229,820 (for the ineffective portion). Deferred tax benefits of $470,885 were also included in other comprehensive loss, leaving a balance of $726,362 in accumulated other comprehensive loss related to these swap agreements. The interest rate swaps were terminated effective October 9, 2010. Accordingly, during the year ended December 31, 2010, the prior year end balances were reversed coinciding with interest payments on the underlying term loan portion that was hedged during the year ended December 31, 2010. Interest rate swap payments were included in net cash provided by operating activities in the Company’s consolidated statements of cash flows.

10. Fair Value Measurements

The Company adopted Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (ASU 2011-04) for its consolidated financial statements in the first quarter of 2012. This ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) requirements for measuring amounts at fair value as well as disclosures about these measurements. This amendment clarifies existing concepts regarding the fair value principles and includes changed principles to achieve convergence.

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

Items Measured at Fair Value on a Recurring Basis:

As of December 31, 2012 and 2011, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities, its short-term cash investments and long-term cash investments included in other long-term assets. The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company utilizes Level 2 inputs to value its short and long-term cash investments. Short and long term cash investments on the accompanying consolidated balance sheets relate to foreign investments in highly liquid deposits.  The Company did not hold any Level 3 assets or liabilities that are measured on a recurring basis at December 31, 2012 or 2011. The Company’s short and long-term cash investments are measured using quoted prices in inactive markets. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

10. Fair Value Measurements (continued)

The table below summarizes the estimated fair values, which approximate their carrying value, of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements as of December 31, 2012			Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Financial Assets:
Marketable securities	$—	$—	$—	$3,383	$3,383	$—
Short-term cash investments	$—	$—	$—	$1,690,740	$—	$1,690,740
Long-term cash investments	$—	$—	$—	$819,571	$—	$819,571

Financial Liabilities:
Deferred compensation	$1,471,091	$1,471,091	$—	$1,322,114	$1,322,114	$—

Items Measured at Fair Value on a Nonrecurring Basis:

The Company’s assets held for sale, liabilities related to assets held for sale and goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) described in Note 3 – Assets Held For Sale and Discontinued Operations, Note 4 – Goodwill and Other Identifiable Intangible Assets and Note 2 – Summary of Significant Accounting Policies.

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

All the assets and liabilities held for sale are at fair value with the exception of other intangible assets whose carrying value is below fair value.  For those assets and liabilities except for goodwill, fair value approximates their carrying amount due to their short-term nature. The following table presents the fair value of goodwill, which is the most significant component of the assets held for sale, measured on a non-recurring basis for the Company’s clinical trial services reporting unit included in assets held for sale as of December 31, 2012:

Fair Value Measurements
(amounts in thousands)

(Level 3)
Clinical Trial Services segment
goodwill at December 31, 2012	$28,175,722

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
10. Fair Value Measurements (continued)

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The fair value of the Company’s term loan and revolver credit facility included in the current portion of long term debt on its consolidated balance sheet is estimated using Level 2 inputs utilizing interest rates that were indirectly observable in markets for similar liabilities.

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Liabilities
Term loan and revolver credit facility	$33,125,000	$32,654,213	$41,451,056	$41,272,879

The estimated fair value of the Company’s debt was calculated using discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs available market information.

Concentration of Risk:

The Company has invested its excess cash in highly rated overnight funds and other highly rated liquid accounts. The Company has been exposed to credit risk associated with these investments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions and diversifying its counterparties.

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

11. Employee Benefit Plans

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for a discretionary matching contribution, which is equal to a percentage of each eligible contributing participant’s elective deferral, which the Company, at its sole discretion, determines from year to year.

From July 1, 2009 until December 31, 2010, due to the Company’s cost-saving efforts, matching contributions for the program were temporarily suspended. Effective January 1, 2011, the Company reinstated matching contributions for the program. Contributions by the Company, net of forfeitures, under this plan amounted to $556,000 for the year ended December 31, 2012. Due to accumulated forfeiture credits on account, the matching contributions, net of forfeitures, for the year ended December 31, 2011, were not material. There were no matching contributions for the year ended December 31, 2010 by the Company. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

11. Employee Benefit Plans (continued)

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and approximated $1,471,000 and $1,322,000 at December 31, 2012 and 2011, respectively.

12. Commitments and Contingencies

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the following table. Future minimum lease payments, as of December 31, 2012, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:
2013	$4,726,124
2014	3,961,949
2015	3,498,209
2016	3,490,339
2017	2,597,514
Thereafter	889,099
$19,163,234

Total operating lease expense included in selling, general and administrative expenses was approximately $5,791,000, $6,159,000 and $6,277,000 for the years ending December 31, 2012, 2011 and 2010, respectively.

Sales & Other State Non-income Tax Liabilities

The Company’s sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state are subject to a tax not previously paid by the Company. As a result, the Company conducted an initial review of certain other states to determine if any additional exposures may exist and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and has estimated a liability related to these matters. Based on its best estimate of probable settlement, the Company accrued a pretax liability related to the non-income tax matters of approximately $526,000 in the year ended December 31, 2011, of which approximately $395,000 related to the 2008-2010 tax years. The Company accrued an additional pretax liability related to the non-income tax matters of approximately $1,019,000 in the year ended December 31, 2012, of which approximately $301,000 related to the 2005-2011 tax years. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected in other current liabilities as of December 31, 2012 and 2011, on its consolidated balance sheets. The Company is working with professional tax advisors and state authorities to resolve these matters.

Contingencies:

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that travelling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, and that they are entitled to associated penalties.  At this early stage, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

12. Commitments and Contingencies (continued)

On September 8, 2010, the Company’s subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina.  Plaintiff alleges that Christina White, a former employee of Cross Country TravCorps was negligent in caring for a patient on September 12, 2007 which resulted in the death of that patient. New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against Ms. White and against Cross Country TravCorps for the actions of Ms. White pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital.  During the first quarter 2013, the Company was advised by White’s insurance carrier that if Ms. White is found to be a joint tortfeasor, the carrier would contest any liability attributable to Ms. White in excess of 50%. Based on this information the Company reassessed its potential liability and increased its reserve to $2,000,000 as of December 31, 2012.  Historically, this insurance carrier has incurred the total loss for negligence of its insured.  All of the parties to this litigation have been mandated to arbitration to be held in April 2013.  As of December 31, 2012, a $2,000,000 contingent liability for this claim is included in accrued compensation and benefits on its consolidated balance sheet, as well as a receivable of $1,250,000 for the uncontested portion of the insurance coverage, included in insurance recovery receivable on the Company’s consolidated balance sheet. Pursuant to ASC 450 - Contingencies, the contested portion and any recovery is considered a gain contingency and recognized if and when the Company recovers those amounts.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

13. Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$(28,599,481)	$1,384,963	$(9,155,271)
Foreign	1,704,623	2,232,123	1,205,537
	$(26,894,858)	$3,617,086	$(7,949,734)

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
Continuing operations:
Current
Federal	$411,767	$(29,716)	$(6,400,003)
State	811,760	355,142	(800,753)
Foreign	1,561,492	632,415	8,636
	2,785,019	957,841	(7,192,120)
Deferred
Federal	(4,048,064)	444,193	3,870,723
State	(5,251,385)	681,076	628,338
Foreign	364,541	(13,663)	—
Total	(8,934,908)	1,111,606	4,499,061
	$(6,149,889)	$2,069,447	$(2,693,059)

The total income tax provision is summarized as follows:
Continuing operations	$(6,149,889)	$2,069,447	$(2,693,059)

Discontinued operations	(9,496,992)	2,063,050	1,696,322
	$(15,646,881)	$4,132,497	$(996,737)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

13. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Current deferred tax assets (liabilities):
Accrued other and prepaid expenses	$2,302,277	$2,167,441
Accrued professional liability	92,430	(21,534)
Allowance for doubtful accounts	808,466	527,169
Share-based compensation	1,958,566	2,120,225
Impairment charges	6,825,652	5,599,499
Other	986,247	665,129
Gross deferred tax assets	12,973,638	11,057,929
Valuation allowance	(412,731)	(413,240)
Deferred tax assets	12,560,907	10,644,689

Non-current deferred tax (liabilities) and assets:
Amortization	(96,557,251)	(84,925,321)
Depreciation	(89,115)	(1,570,788)
Identifiable intangibles	(2,409,238)	(2,956,897)
Impairment charges	95,555,155	78,388,111
Net operating loss carryforwards	23,616,558	13,315,803
Accrued workers’ compensation	768,617	603,668
Tax on unrepatriated earnings	(1,860,656)	—
Other	778,739	352,256
Gross deferred tax assets	19,802,809	3,206,832
Valuation allowance	(3,620,181)	(3,264,943)
Deferred tax (liabilities) assets	16,182,628	(58,111)
Net deferred taxes	$28,743,535	$10,586,578

The Income Taxes Topic of the FASB ASC requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, respectively, the Company had approximately $53,844,000 and $30,724,000 of federal, state and foreign net operating loss carryforwards. The federal carryforwards expire between 2030 and 2032. The state carryforwards expire between 2013 and 2032. The majority of the foreign carryforwards are in a jurisdiction with no expiration. A valuation allowance for the net operating losses has been recorded at December 31, 2012 and 2011, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. As of December 31, 2012, the Company has deferred tax assets of $102,381,000 related to the impairment of goodwill and other intangible assets. The Company believes the combined deferred tax assets arising from the consolidated federal tax return filings are more likely than not realizable as a result of the future reversal of existing temporary differences and future income projections with the exception of a valuation allowance based upon the uncertainty of the realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

13. Income Taxes (continued)

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense (benefit) is as follows:
	Year Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rate	$(9,413,200)	$1,266,166	$(2,782,327)
State taxes, net of federal benefit	(1,226,475)	(64,608)	(561,735)
Non-deductible meals and entertainment	961,933	290,280	346,008
Foreign tax expense	(221,897)	(162,448)	(436,155)
Valuation allowances	(43,657)	367,068	356,063
Uncertain tax positions	647,720	174,045	749,747
Deferred tax rate differential	150,583	(107,057)	175,010
Deferred tax write-offs (a)	—	301,765	—
Audit settlements	—	(391,822)	—
Tax on unrepatriated earnings	2,004,596	—	—
Tax on repatriated earnings	519,072	—	—
Tax true ups and other	471,436	396,058	(539,670)
Total income tax expense (benefit)	$(6,149,889)	$2,069,447	$(2,693,059)
_______________
(a)
During the fourth quarter of 2011, the Company recorded deferred tax expense related to an overstatement of deferred tax assets for share-based payments of approximately $302,000 related to prior periods.

The tax years of 2004, 2005, and 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

As of December 31, 2011, pursuant to the subtopic of Other Considerations or Special Areas of the Income Taxes Topic in the FASB ASC, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries (located in the United Kingdom and India that had tax rates of approximately 27% and 34%, respectively) that were expected to be permanently reinvested outside of the United States. In the fourth quarter of 2012, the Company changed its position regarding permanent reinvestment and has accrued approximately $1,371,000 of U.S. tax and $633,000 of India tax on earnings of approximately $9,528,000.  During the fourth quarter of 2012, the company repatriated approximately $3,268,000 of foreign earnings from its Indian subsidiary. U.S. income taxes on those repatriated earnings have been offset by our U.S. losses.

The Company’s Indian subsidiary, Cross Country Infotech Private, Ltd is located in a software technology park and was entitled to 100% tax holiday until March 2011. The effect of the income tax holiday was a reduction to the income tax provision in 2011, and 2010 of approximately  $178,000, and $502,000, respectively.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is approximately as follows:

	2012	2011
Balance at January 1	$4,500,000	$5,092,000
Additions based on tax positions related to the current year	852,000	1,034,000
Additions based on tax positions related to prior years	152,000	—
Reductions based on settlements of tax positions related to the prior year	(30,000)	(799,000)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(263,000)	(830,000)
Other	(7,000)	3,000
Balance at December 31	$5,204,000	$4,500,000

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

13. Income Taxes (continued)

As of December 31, 2012 and 2011, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized of approximately $4,700,000 and $4,030,000, respectively. During 2012, the Company had gross increases of $1,004,000 to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $300,400 to its unrecognized tax benefits related to settlement refunds and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2012, 2011 and 2010, the Company recognized interest and penalties of $124,000,  $27,000, and $33,000, respectively. The Company had accrued approximately $886,000 and $711,000 for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

14. Stockholders’ Equity

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

During the year ended December 31, 2012, the Company repurchased, under this program, a total of 71,653 shares at an average price of $5.22. The cost of such purchases was approximately $374,000.  All of the common stock was retired.  During the year ended December 31, 2011, the Company repurchased, under this program, a total of 427,043 shares at an average price of $5.23. The cost of such purchases was approximately $2,235,000. All of the common stock was retired. During years ended December 31, 2010, the Company did not repurchase shares.

At December 31, 2012, the Company had 942,443 shares of common stock left remaining to repurchase under its February 2008 authorization, subject to the limitations of the Company’s Credit Agreement. As of December 31, 2012, the Company was restricted from purchasing additional shares of its common stock under its July 2012 Credit Agreement.  Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5,000,000 of its Equity Interests. See Note 8- Long-term Debt for further information.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

14. Stockholders’ Equity (continued)

The following awards were granted under the 2007 Plan to the Company’s non-employee Directors and management team:

	Year Ended December 31,
	2012	2011	2010
Stock appreciation rights	344,500	261,500	254,000
Restricted stock	337,220	216,538	205,647

The stock appreciation rights can only be settled with stock or cash, at the discretion of the Committee. The stock appreciation rights vest 25% per year over a 4 year period and expire after 7 years. The restricted stock awards vest 25% each year over a 4 year period. The Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company if stock appreciation rights are settled with stock.

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

The following table summarizes the Company’s activities with respect to its share option plans for the year ended 2012:

				Weighted-
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Option Price	Price	Life (in years)	Value
Share options outstanding at beginning of year	1,654,647	$7.44-$26.15	$10.88
Granted	344,500	$4.16-$4.35	$4.35
Exercised	—	—	—
Forfeited/expired	(76,391)	$4.35-$26.15	$11.88
Share options outstanding at end of year	1,922,756	$4.16-$22.50	$9.67	3.83	$155,050
Share options exercisable at end of year	1,156,880	$7.44-$22.50	$11.88	2.8	—
Share options unvested at end of year	765,876	$4.16-$8.56	$6.34	5.38	$155,050

As of December 31, 2012, the Company had 1,922,756 share options outstanding of which 1,802,207 were vested or expected to vest at a weighted average exercise price of $9.88, intrinsic value of $134,090 and a weighted average contractual life of 3.74 years. As of December 31, 2012, the Company had approximately $1,118,096 pretax of total unrecognized compensation cost related to share options which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.32 years.

The following table represents information about stock options and stock appreciation rights granted and exercised in each year. During the years ended December 31, 2012, 2011 and 2010, the Company issued options and stock appreciation rights at market price.

	Year Ended December 31,
	2012	2011	2010
Share option grants	344,500	261,500	254,000
Weighted average grant date fair value of options granted during the period	$1.65	$2.63	$2.77
Total intrinsic value of options exercised	$—	$—	$—

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

14. Stockholders’ Equity (continued)

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

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	47.00%	42.00%	41.00%
Risk-free interest rate	0.58%	1.33%	1.75%
Expected life	4.3 years	4.3 years	4.0 years

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

The following table summarizes restricted stock award activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2012	532,360	$8.19
Granted	337,220	$4.35
Vested	(196,870)	$8.72
Forfeited	(11,062)	$7.75
Unvested restricted stock awards at December 31, 2012	661,648	$6.08

As of December 31, 2012, the Company had approximately $2,637,763 pretax of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 2.5 years. The fair value of shares vested was approximately $944,976; $1,190,000 and $988,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

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

15. Earnings Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding nonvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the 2012, 2011 and 2010 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 2,033,632; 1,962,265 and 2,093,202, during the years ended December 31, 2012, 2011 and 2010, respectively. For purposes of calculating net loss per common share - diluted for the years ending December 31, 2012 and 2010, the Company excluded potentially dilutive shares of 47,258, and 99,081, respectively, as their effect would have been anti-dilutive, due to the Company’s net loss in the respective years.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

15. Earnings Per Share (continued)

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
(Loss) Income from continuing operations	$(20,744,969)	$1,547,639	$(5,256,675)
(Loss) income from discontinued operations, net of tax	(21,476,528)	2,550,210	2,481,812
Net (loss) income	$(42,221,497)	$4,097,849	$(2,774,863)

Basic (loss) income per common share:
Continuing operations	$(0.67)	$0.05	$(0.17)
Discontinued operations	(0.70)	0.08	0.08
Net (loss) income	$(1.37)	$0.13	$(0.09)

Diluted (loss) income per common share:
Continuing operations	$(0.67)	$0.05	$(0.17)
Discontinued operations	(0.70)	0.08	0.08
Net (loss) income	$(1.37)	$0.13	$(0.09)

Weighted-average number of shares outstanding-basic	30,842,723	31,146,165	31,060,426
Plus dilutive equity awards	—	45,851	—
Weighted-average number of shares outstanding-diluted	30,842,723	31,192,016	31,060,426

16. Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes the pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted to approximately $3,804,000, $2,097,000 and $964,000 in 2012, 2011 and 2010, respectively. Accounts receivable due from these hospitals at December 31, 2012 and 2011 were approximately $570,000 and $586,000, respectively. In the year ended December 31, 2010, the Company entered into an exclusive MSP arrangement with one of these hospital systems.

17. Segment Information

In accordance with the Segment Reporting Topic of the FASB ASC, the Company historically reported four business segments – nurse and allied staffing, clinical trial services, physician staffing, and other human capital management services.  During the fourth quarter of 2012, the Company decided to divest its clinical trial services business segment. Their results of operations have been classified as discontinued operations for all period presented. See Note 3- Assets Held for Sale and Discontinued Operations. The remaining three business segments in continuing operations are described below:

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

17. Segment Information (continued)

Other human capital management services - The other human capital management services business segment includes the combined results of the Company’s education and training and retained search businesses that both have operations within the U.S.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. See Note 4 – Goodwill and Other Identifiable Intangible Assets for further information. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation of such information to (loss) income from continuing operations for the periods indicated are as follows:

	Year ended December 31,
	2012	2011(c)	2010(c)
Revenue from unaffiliated customers:
Nurse and allied staffing	$277,753,525	$278,793,599	$242,159,564
Physician staffing	123,545,045	118,780,800	121,598,252
Other human capital management services	41,336,576	41,803,061	42,846,423
	$442,635,146	$439,377,460	$406,604,239
Contribution income (a):
Nurse and allied staffing	$13,202,369	$22,440,525	$21,383,098
Physician staffing	10,651,879	11,320,076	13,052,219
Other human capital management services	1,943,628	3,172,282	3,767,868
	25,797,876	36,932,883	38,203,185

Unallocated corporate overhead	24,415,565	22,662,725	21,559,561
Depreciation	4,904,845	5,965,002	7,121,712
Amortization	2,263,556	2,393,722	2,567,804
Impairment charges (b)	18,732,407	—	10,764,000
(Loss) income from continuing operations	$(24,518,497)	$5,911,434	$(3,809,892)
_______________
(a)
The Company defines contribution income as income from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
During the years ended December 31, 2012 and 2010, the Company recognized pretax impairment charges in its continuing operations of $18,732,407 and $10,764,000, respectively. Refer to discussion in Note 4-Goodwill and Other Identifiable Intangible Assets.

(c)
Prior periods have been restated to conform to the 2012 presentation of the Company’s clinical trial services business segment from continuing operations to discontinued operations.  See Note 3 – Assets Held for Sale and Discontinued Operations.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

18. Quarterly Financial Data (Unaudited)

	First Quarter (c)	Second Quarter (a) (c)	Third Quarter (a) (c)	Fourth Quarter (a) (c)
2012
Revenue from services	$109,799,496	$108,847,135	$112,257,707	$111,730,808
Gross profit	$29,049,682	$27,136,129	$27,455,827	$27,943,467

Income (loss) from continuing operations, net of tax	$361,955	$(18,841,283)	$719,539	$(2,985,180)
(Loss) income from discontinued operations, net of tax	$(946,322)	$4,337,450	$(18,319,626)	$(6,548,030)
Net (loss) income	$(584,367)	$(14,503,833)	$(17,600,087)	$(9,533,210)

Basic (loss) income per share from:
Continuing operations	$0.01	$(0.61)	$0.02	$(0.10)
Discontinuing operations	(0.03)	0.14	(0.59)	(0.21)
Net (loss) income	$(0.02)	$(0.47)	$(0.57)	$(0.31)

Diluted (loss) income per share from:
Continuing operations	$0.01	$(0.61)	$0.02	$(0.10)
Discontinuing operations	(0.03)	0.14	(0.59)	(0.21)
Net (loss) income	$(0.02)	$(0.47)	$(0.57)	$(0.31)

	First Quarter (c)	Second Quarter (c)	Third Quarter (c)	Fourth Quarter (b) (c)
2011
Revenue from services	$106,414,324	$109,556,962	$114,415,193	$108,990,981
Gross profit	$28,542,260	$29,985,572	$30,709,455	$30,151,444

(Loss) income from continuing operations, net of tax	$(168,426)	$1,098,281	$810,328	$(192,544)
(Loss) income from discontinued operations, net of tax	$375,185	$474,908	$975,682	$724,435
Net (loss) income	$206,759	$1,573,189	$1,786,010	$531,891

Basic (loss) income per share from:
Continuing operations	$0.00	$0.04	$0.03	$0.00
Discontinuing operations	0.01	0.01	0.03	0.02
Net (loss) income	$0.01	$0.05	$0.06	$0.02

Diluted (loss) income per share from:
Continuing operations	$0.00	$0.04	$0.03	$0.00
Discontinuing operations	0.01	0.01	0.03	0.02
Net (loss) income	$0.01	$0.05	$0.06	$0.02
________________
(a)
During the second, third and fourth quarters of 2012, the Company recorded impairment charges of approximately $18,732,407, $23,500,000 and $11,900,000, respectively. Refer to discussion in Note 4 – Goodwill and Other Identifiable Intangible Assets and Note 3 – Assets Held for Sale and Discontinued Operations.

(b)
During the fourth quarter of 2011, the Company accrued a pretax liability related to non-income tax matters of approximately $668,000, which is included in selling, general and administrative expenses on the consolidated statements of operations. In addition, the Company recorded approximately $302,000 of deferred tax expense related to an overstatement of deferred tax assets in prior periods. Refer to discussion in Note 12 – Commitments and Contingencies and Note 13- Income Taxes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

18. Quarterly Financial Data (Unaudited)

(c)
The consolidated financial statements of the Company have been reclassified in all periods presented to reflect the discontinued operations of the Company’s clinical trial services business segment.  See Note 3 – Assets Held for Sale and Discontinued Operations.

19. Subsequent Events

On February 15, 2013, the Company consummated the sale of its clinical trial services business to ICON Clinical Research Inc. and ICON Clinical Research UK Limited (collectively the purchaser) for an aggregate of $52,000,000 in cash, subject to certain adjustments, plus an earn-out of up to $3,750,000 related to certain performance-based milestones. An indemnification escrow account of $3,750,000 was funded by the Company, resulting in net cash proceeds at closing of $48,147,324. In connection with the closing of the sale, the Company entered into a Transitional Services Agreement (TSA) with the Purchaser to provide certain post-closing transitional services for a period expected not to exceed six months from the Closing Date. The fees for a significant majority of these services have been and will continue to be generally equivalent to the Company’s cost. The Company expects to record a pre-tax loss at the time of sale which includes various expenses, including completion bonuses, legal expenses and errors and omissions insurance. The sale transaction will constitute the disposition of the entire clinical trial services business segment as defined in the segment disclosure in Note 17.

Simultaneous with the sale of the clinical trial services business and in accordance with the terms of its Loan Agreement, the Company used a portion of the net proceeds from this transaction to repay all $29.3 million of its then outstanding bank debt. The Company expects to report the write-off of deferred debt issuance costs relating to its extinguished term loan debt and debt issuance costs relating to extinguished lender commitments as loss on extinguishment of debt in its statement of operations for its first quarter of 2013.  See Note 8 – Long-term Debt.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Recoveries	Other Changes		Balance at End of Period
Year ended December 31, 2012	$2,180,125	$786,107		$(912,797)	$16,076	$(228,375	)(b)	$1,841,136
Year ended December 31, 2011	$3,500,968	$578,805		$(1,903,539)	$3,891	$—		$2,180,125
Year ended December 31, 2010	$4,544,954	$293,795		$(1,343,854)	$6,073	$—		$3,500,968

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2012	$3,678,183	354,729	(a)	$—	$—	$—		$4,032,912
Year ended December 31, 2011	$3,311,831	$366,352	(a)	$—	$—	$—		$3,678,183
Year ended December 31, 2010	$2,955,768	$356,063	(a)	$—	$—	$—		$3,311,831

________________
(a)	Related to deferred tax assets on state net operating losses and a particular subsidiary’s state portion of its deferred tax asset that arose from goodwill impairment

(b)	Represents the reclassification of the allowance for doubtful accounts related to Assets Held for Sale. See Note 3 – Assets Held for Sale and Discontinued Operations.

II-1