Form 10-Q
period 2013-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2013-05-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

The registrant had outstanding 30,902,314 shares of Common Stock, par value $0.0001 per share, as of April 30, 2013.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cross Country Healthcare, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands)

	March 31,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$20,905	$10,463
Accounts receivable, less allowance for doubtful accounts
of $1,919 in 2013 and $1,841 in 2012	68,875	62,674
Deferred tax assets	13,022	12,561
Income taxes receivable	1,503	586
Prepaid expenses	6,683	5,580
Assets held for sale	-	46,971
Insurance recovery receivable	3,974	5,484
Other current assets	674	1,049
Total current assets	115,636	145,368

Property and equipment, net of accumulated depreciation of
$42,942 in 2013 and $41,918 in 2012	7,386	8,235
Trademarks, net	48,701	48,701
Goodwill, net	62,712	62,712
Other identifiable intangible assets, net	13,926	14,492
Debt issuance costs, net	636	1,610
Non-current deferred tax assets	13,517	16,182
Indemnity escrow receivable	3,750	-
Non-current insurance recovery receivable	14,725	8,210
Other long-term assets	407	413
Total assets	$281,396	$305,923

Current liabilities:
Accounts payable and accrued expenses	$12,513	$10,130
Accrued employee compensation and benefits	19,541	21,650
Current portion of long-term debt	338	33,683
Liabilities related to assets held for sale	-	2,835
Other current liabilities	5,742	4,289
Total current liabilities	38,134	72,587
Long-term debt	143	176
Long-term accrued claims	22,147	16,347
Other long-term liabilities	7,733	7,691
Total liabilities	68,157	96,801
Commitments and contingencies
Stockholders' equity:
Common stock	3	3
Additional paid-in capital	245,523	244,924
Accumulated other comprehensive loss	(723)	(3,083)
Accumulated deficit	(31,564)	(32,722)
Total stockholders' equity	213,239	209,122
Total liabilities and stockholders' equity	$281,396	$305,923

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Revenue from services	$110,316	$109,800
Operating expenses:
Direct operating expenses	81,440	80,750
Selling, general and administrative expenses	27,065	27,883
Bad debt expense	422	117
Depreciation	1,022	1,398
Amortization	566	566
Total operating expenses	110,515	110,714
Loss from operations	(199)	(914)
Other expenses (income):
Foreign exchange loss	9	54
Interest expense	280	629
Loss on early extinguishment of debt	1,419	-
Other (income) expense, net	(61)	36
Loss from continuing operations
before income taxes	(1,846)	(1,633)
Income tax benefit	(500)	(1,995)
(Loss) income from continuing operations	(1,346)	362
Income (loss) from discontinued operations,
net of income taxes	$2,504	$(946)
Net income (loss)	$1,158	$(584)

Net income (loss) per common share, basic:
(Loss) income from continuing operations	$(0.04)	$0.01
Income (loss) from discontinued operations	0.08	(0.03)
Net income (loss)	$0.04	$(0.02)

Net income (loss) per common share, diluted:
(Loss) income from continuing operations	$(0.04)	$0.01
Income (loss) from discontinued operations	0.08	(0.03)
Net income (loss)	$0.04	$(0.02)

Weighted average common shares outstanding:
Basic	30,902	30,766
Diluted	30,902	30,837

See accompanying notes to the condensed consolidated financial statements

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

`	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$1,158	$(584)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(8)	562
Reclassification of currency translation adjustments
related to sale of clinical trial services business (see Note 3 - Comprehensive Income)	2,337	-
Net change in fair value of marketable securities	-	(1)
Other comprehensive income (loss), before tax	2,329	561
Income tax (benefit) expense related to
foreign currency translation adjustments	(31)	-
Other comprehensive income (loss), net of tax	2,360	561

Comprehensive income (loss)	$3,518	$(23)

Cross Country Healthcare, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012

Operating activities
Net income (loss)	$1,158	$(584)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation	1,022	1,593
Amortization	566	818
Bad debt expense	427	111
Loss on early extinguishment of debt	1,419	-
Deferred income tax expense (benefit)	2,305	(463)
Share-based compensation	599	638
Gain on sale of clinical trial services business	(4,158)	-
Other	61	481
Changes in operating assets and liabilities:
Accounts receivable	(5,432)	(2,125)
Other assets	(5,636)	464
Income taxes	(759)	(190)
Accounts payable and accrued expenses	6,256	(341)
Other liabilities	657	999
Net cash (used in) provided by operating activities	(1,515)	1,401

Investing activities
Proceeds from sale of business segment, net of cash sold and transaction costs	46,064	-
Purchases of property and equipment	(232)	(462)
Other investing activities	-	(89)
Net cash provided by (used in) investing activities	45,832	(551)

Financing activities
Principal repayments on term loan	(23,125)	(3,459)
Repayments on revolving credit facility	(10,000)	-
Borrowings under revolving credit facility	-	1,200
Repayments on asset-based revolving credit facility	(49,244)	-
Borrowings under asset-based revolving credit facility	49,244	-
Principal payments on capital lease obligations and note payable	(225)	(49)
Debt issuance costs	(506)	(44)
Stock repurchase and retirement	-	(374)
Net cash used in financing activities	(33,856)	(2,726)

Effect of exchange rate changes on cash	(19)	174

Change in cash and cash equivalents	10,442	(1,702)
Cash and cash equivalents at beginning of period	10,463	10,648
Cash and cash equivalents at end of period	$20,905	$8,946

See accompanying notes to the condensed consolidated financial statements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, accruals for health, workers’ compensation and professional liability claims, legal contingencies, future contingent considerations, income taxes and sales and other non-income tax liabilities. Accrued claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Typically, in the first quarter of the fiscal year, the Company’s profitability is negatively impacted by the reset of payroll taxes.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the December 31, 2012 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation (see see Note 10 – Segment Data for more information).

2.           DISCONTINUED OPERATIONS

The clinical trial services business provided clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe.  During the fourth quarter of 2012, the Company’s Board of Directors approved a plan to exit the clinical trial services business as a result of an extensive review of its business and the changing landscape in the pharmaceutical outsourcing industry. Classification of a disposal group as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. Accordingly, the clinical trial services business was classified as a disposal group held for sale as of December 31, 2012.

On February 15, 2013, the Company completed the sale of its clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. The agreement includes a provision for an earn-out of up to $3.75 million related to certain performance-based milestones.  Of the $52.0 million purchase price, paid at closing, $3.75 million was placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The maximum earn-out amount of $3.75 million was also deposited in escrow by Buyer as security for the earn-out payment, if any. The Company has agreed to provide certain transitional services to the Buyer for a period of up to 6 months, subject to extension in certain circumstances (including the Company’s prior written consent).

The Company recorded the $3.75 million indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable. The $3.75 million earn out related to certain performance based milestones is treated as contingent consideration and the Company assigned no fair value to this earn-out as of March 31, 2013 (see Note 8 – Fair Value Measurements for more information).

As a result of the disposal, the underlying operations and cash flows of the clinical trial services business have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. In addition, the future continuing cash flows from the disposed business resulting from a short-term transitional services agreement are not expected to be significant and do not constitute a material continuing financial interest in the clinical trial services business. As a result, pursuant to generally accepted accounting principles, the historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for all periods presented.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands)

Revenue	$7,939	$16,872

Income from discontinued operations before gain on sale and income taxes	483	859
Gain on sale of discontinued operations	4,158	-
Income tax expense	(2,137)	(1,805)
Income (loss) from discontinued operations,
net of income taxes	$2,504	$(946)

3.           COMPREHENSIVE INCOME

Total comprehensive income includes net income (loss), foreign currency translation adjustments, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $0.8 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02).  ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and is to be applied prospectively.  The Company adopted this guidance in its first quarter of 2013.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force (ASU 2013-05).  The objective of ASU 2013-05 is to resolve the diversity in practice as to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.

ASU 2013-05 clarifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). This ASU is effective for years beginning after December 15, 2013. Early adoption is permitted.  The Company adopted this guidance and released into earnings $2.3 million of its cumulative currency translation losses related to the sale of clinical trial services business in the first quarter of 2013, which was included in the income (loss) from discontinued operations, net of income taxes on the condensed consolidated statements of operations.

4.           GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

			Other Human
	Nurse		Capital
	And Allied	Physician	Management
	Staffing	Staffing	Services	Total
	(amounts in thousands)
Balances as of December 31, 2012
Aggregate goodwill acquired	$259,732	$43,405	$19,307	$322,444
Accumulated impairment loss (a)	(259,732)	-	-	(259,732)
Goodwill, net of impairment loss	-	43,405	19,307	62,712

Changes to aggregate goodwill in 2013
Impairment charges	-	-	-	-

Balances as of March 31, 2013
Aggregate goodwill acquired	259,732	43,405	19,307	322,444
Accumulated impairment loss	(259,732)	-	-	(259,732)
Goodwill, net of impairment loss	$-	$43,405	$19,307	$62,712

(a)
A non-cash pretax impairment charge of approximately $241.0 million was recorded to reduce the carrying value of goodwill to the estimated fair value in the fourth quarter of 2008 for the Company’s nurse and allied staffing business segment. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (see Note 1 – Organization and Basis of Presentation), and subsequent nurse staffing acquisitions made through 2003. In addition, the Company recorded $18.7 million of pre-tax impairment charge in the second quarter of 2012 related to the Company’s nurse and allied staffing business segment.

5.           EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,714,406 and 1,644,606, during the three months ended March 31, 2013 and 2012, respectively. For purposes of calculating net loss per common share – diluted for the three months ended March 31, 2013, the Company excluded potentially dilutive shares of 175,375 from the calculation as their effect would have been anti-dilutive due to the Company’s net loss from continuing operations in this period.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2013	2012
	(amounts in thousands)

(Loss) income from continuing operations	$(1,346)	$362
Income (loss) from discontinued operations, net of tax	2,504	(946)
Net income (loss)	$1,158	$(584)

Net income (loss) per common share, basic:
Continuing operations	$(0.04)	$0.01
Discontinued operations	0.08	(0.03)
Net income (loss)	$0.04	$(0.02)

Net income (loss) per common share, diluted:
Continuing operations	$(0.04)	$0.01
Discontinued operations	0.08	(0.03)
Net income (loss)	$0.04	$(0.02)

Weighted-average number of shares outstanding-basic	30,902	30,766
plus dilutive equity awards	-	71
Weighted-average number of shares outstanding-diluted	30,902	30,837

6.           ACQUISITIONS

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of March 31, 2013, an indemnification escrow account of $3.6 million exists.

7.           DEBT

At March 31, 2013 and December 31, 2012, long-term debt consists of the following:

	March 31,	December 31,
	2013	2012
	(amounts in thousands)

Term loan, interest 2.72% at December 31, 2012	$-	$23,125
Revolving credit facility, interest 2.72%
at December 31, 2012	-	10,000
Capital lease obligations and note payable	481	734

Total debt	481	33,859
Less current portion	(338)	(33,683)
Long-term debt	$143	$176

As of March 31, 2013, the Company’s capital lease obligations mature serially through December 31 as follows (amounts in thousands): 2013 - $305; 2014- $83; 2015 - $65; and 2016 - $28.

The Company had $11.8 million letters of credit outstanding as of March 31, 2013. The letters of credit relate to the Company’s workers’ compensation and professional liability policies.

Loan Agreement

On January 9, 2013, the Company terminated its commitments under senior secured credit agreement (July 2012 Credit Agreement) and entered into a Loan and Security Agreement, (Loan Agreement), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit.  Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20.0 million, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12.0 million; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors. As of March 31, 2013, the availability under the Loan Agreement was approximately $40.5 million. The Company had $11.8 million of letters of credit outstanding as of March 31, 2013.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness of the Company under its prior credit agreement and the payment of fees and expenses.  The repayment of the term loan portion of the Company’s debt outstanding in the first quarter of 2013 is treated as extinguishment of debt, and, as a result, the Company recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million.  The repayment of the revolver portion of the Company’s debt outstanding in the first quarter of 2013 is treated partially as extinguishment and partially as a modification.  The fees related to the modified portion of $0.1 million relate to the continuation of credit provided by Bank of America, N.A. in its Loan Agreement.  The Company wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.  The initial interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.5% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, commencing September 1, 2013, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and would increase by 200 basis points if an event of default exists.

The Loan Agreement contains customary representations, warranties, and affirmative covenants. The Loan Agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, if the Company’s availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $6.25 million, the Company is required to meet a minimum fixed charge coverage ratio of 1.0, as defined in the Loan Agreement.  The Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.

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

July 2012 Credit Agreement

The Company entered into July 2012 Credit Agreement on July 10, 2012 , by and among the Company, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent. The July 2012 Credit Agreement provided for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which included a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the July 2012 Credit Agreement reduced available revolving credit commitments on a dollar-for-dollar basis. Subject to certain conditions under the Credit Agreement, the Company was permitted, at any time prior to the maturity date for the revolving credit facility, to increase its total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

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

Items Measured at Fair Value on a Recurring Basis:

At March 31, 2013 and December 31, 2012, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and contingent consideration receivable related to the sale of its clinical trial services business.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Contingent Consideration Receivable—The earn out related to the Company’s sale of its clinical trial services business is treated as a contingent consideration receivable for accounting purposes. The Company utilizes Level 3 inputs to value its contingent consideration receivable as significant unobservable inputs are used in the calculation of its fair value and are related to future performance of the disposed business. The fair value of the contingent consideration receivable will be adjusted to its fair value on a quarterly basis with the adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacts the contingent consideration that could be paid to the Company, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. As of March 31, 2013, the Company assigned no value to the performance earn-out based on recent information available to the Company including a revised revenue forecast for the Arena Contract (as defined in the agreement). The Company does not expect that the clinical trial services business now owned by the Buyer will achieve the Arena Contract revenue level that is needed to reach the minimum milestone based on the latest forecast provided to the Company. In addition, the initial reports provided by the Buyer indicate that the FTE earn-out (as defined in the agreement) has not been earned. See Note 2- Discontinued Operations for further information.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2013 and December 31, 2012:

Fair Value Measurements

	March 31,	December 31,
	2013	2012
(Level 3)	(amounts in thousands)
Financial Assets:
Contingent consideration receivable	$-	$-

(Level 1)
Financial Liabilities:
Deferred compensation	$1,426	$1,471

Items Measured at Fair Value on a Non-Recurring Basis:

If  required by the Intangibles-Goodwill and Other Topic of the FASB ASC, the Company’s goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) described in Note 4- Goodwill and Other Identifiable Intangible Assets. Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

As of December 31, 2012, the Company disclosed all the assets and liabilities held for sale at fair value with the exception of other intangible assets whose carrying value was below fair value. For other assets and liabilities except for goodwill and other intangible assets, fair value approximated their carrying amount due to their short-term nature. The following table presented the fair value of goodwill, which was the most significant component of the assets held for sale, measured on a non-recurring basis for the Company’s clinical trial services reporting unit included in assets held for sale as of December 31, 2012:

Fair Value Measurements
(amounts in thousands)
December 31,
2012
(Level 3)
Clinical trial services segment
goodwill at December 31, 2012	$28,176

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, escrow receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. As of December 31, 2012, the fair value of the Company’s term loan and revolver credit facility was calculated using discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs and available market information.

The Company recorded the $3.75 million indemnity escrow funds related to the sale of its clinical trial services business as an escrow receivable (see Note 2- Discontinued Operations for more information), and will adjust the amount to the estimated fair value, each reporting period, based on any known information. As of March 31, 2013, the fair value of the escrow receivable was calculated using Level 2 inputs and reflecting a discount for the time value of money.

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Level 2)		(amounts in thousands)
Financial Assets:
Escrow Receivable	$3,750	$3,645	$-	$-
Financial Liabilities:
Term loan and revolver credit faciltiy	$-	$-	$33,125	$32,654

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

The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, does not require collateral. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with its customers. The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

9.           STOCKHOLDERS’ EQUITY

Stock Repurchase Program

As of March 31, 2013, there are 942,443 shares remaining under its February 2008 Board authorization and the Company had approximately 30.9 million shares of common stock outstanding. Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests (as defined in the Loan Agreement).

During the three months ended March 31, 2012, the Company repurchased 71,653 shares at an average price of $5.22, under its February 2008 Board of Directors’ authorization. The cost of such purchases was $0.4 million. All of the common stock was retired.

Share-Based Payments

During both the three months ended March 31, 2013 and 2012, $0.6 million was included in selling, general and administrative expenses related to share-based payments.

On April 1, 2013, 50,000 shares of stock appreciation rights and 46,729 shares of restricted stock were granted to Mr. William J. Grubbs, the Company’s President and Chief Operating Officer. Similar to prior grants, the restricted stock vests ratably over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

10.           SEGMENT DATA

In accordance with the Segment Reporting Topic of the FASB ASC, the Company historically reported four business segments – nurse and allied staffing, clinical trial services, physician staffing, and other human capital management services.  During the fourth quarter of 2012, the Company decided to divest its clinical trial services business segment. Their results of operations have been classified as discontinued operations for all periods presented. The remaining three business segments in continuing operations are described below:

●
Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals. Nurse and allied staffing services are marketed to public and private and for-profit and not-for-profit healthcare facilities throughout the U.S. The Company aggregates the different brands that it markets to its customers in this business segment.

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

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2013	2012 (b)
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$72,749	$69,537
Physician staffing	28,067	29,259
Other human capital management services	9,500	11,004
	$110,316	$109,800

Contribution income (a):
Nurse and allied staffing (c)	$5,343	$3,583
Physician staffing	2,172	2,407
Other human capital management services	290	1,110
	7,805	7,100
Unallocated corporate overhead (c)	6,416	6,050
Depreciation	1,022	1,398
Amortization	566	566
Loss from operations	$(199)	$(914)
_______________

(a)
The Company defines contribution income as income or loss from operations before depreciation, amortization, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)	Prior periods have been restated to conform to the 2013 presentation of the Company’s former clinical trial services business segment from continuing operations to discontinued operations.
(c)
In 2013, we refined our methodology for allocating certain corporate overhead expenses and our nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

11.           COMMITMENTS AND CONTINGENCIES

On December 4, 2012, the Company's subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that travelling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, and that they are entitled to associated penalties. The Company attended a mediation in April 2013 that was unsuccessful. At this early stage, the Company is unable to determine its potential exposure, if any, and intends to vigorously defend this matter.

On September 8, 2010, the Company's subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina.  Plaintiff alleges that Christina White, a former employee of Cross Country TravCorps was negligent in caring for a patient on September 12, 2007 which resulted in the death of that patient. New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against Ms. White and against Cross Country TravCorps for the actions of Ms. White pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital.

All of the parties to this litigation were mandated to arbitration in April 2013.  On April 19, 2013, an arbitration panel found that Nurse White negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that New Hanover Regional Medical Center's settlement with the family of the deceased was fair and reasonable, and that the facility is entitled to recover compensatory damages from Ms. White and Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center is entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees.  The panel also found that, but for the negligence of Ms. White, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country is entitled to recover indemnity from Ms. White to the full extent Cross Country actually pays New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). Ms. White has insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, the Company has excess coverage that is expected to cover the amount of loss over $2.0 million.

Based on the facts of this case, as of March 31, 2013, the Company has included a $3.3 million contingent liability for this claim included in long term accrued claims as well as a $3.3 million non-current insurance recovery receivable on the Company's condensed consolidated balance sheets.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

12.           INCOME TAXES

Our income tax provision and the corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

When projected taxable income for the full year is close to break-even, the expected annual effective tax rate becomes volatile and will distort the income tax provision for an interim period. When this happens we calculate the income tax provision or benefit using the year-to-date effective tax rate in accordance with the Income Taxes Topic of the ASC (ASC 740), paragraphs 270-30-18. This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

For the period ended March 31, 2013 the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-280-30-18) as opposed to estimating its annual effective tax rate.  Company’s effective tax rate for continuing operations for the three months ended March 31, 2013 was 27.1% including the impact of discrete items. The effective tax rate is lower than the statutory rates primarily due to the impact of the non-deductibility of certain per diem expenses, state taxes and foreign taxes offsetting the tax benefit arising from the loss from continuing operations.

In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

(amounts in thousands)
Balance at January 1, 2013	$5,203
Additions based on tax provisions related to prior years	27
Additions based on tax provisions related to current year	141
Balance at March 31, 2013	$5,371

As of March 31, 2013, the Company had approximately $4.9 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the three months ended March 31, 2013, the Company had gross increases of $0.2 million to its current year unrecognized tax benefits related to federal and state tax issues. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.9 million for the payment of interest and penalties at both March 31, 2013 and December 31, 2012.

The tax years 2004, 2005 and 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of certain states in which the statute of limitations has been extended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2012, and is intended to assist the reader in understanding the financial results and condition of the Company.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended March 31, 2013, our nurse and allied staffing business segment represented approximately 66% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 51% of our total revenue and 77% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 25% of our first quarter 2013 revenue and consists of temporary physician staffing services (locum tenens). Our other human capital management services business segment represented approximately 9% of our revenue and consists of education and training and retained search services.

For the quarter ended March 31, 2013, our revenue from continuing operations was $110.3 million, and we had a loss from continuing operations of $1.3 million, or $(0.04) per diluted share which included a pre-tax loss on early extinguishment of debt of $1.4 million related to the write off of loan fees related to our prior credit agreement. For the quarter ended March 31, 2013, income from discontinued operations, after taxes was $2.5 million, or $0.08 per diluted share, and included a gain on the sale of our clinical trial services business of $4.2 million ($1.9 million after tax). We used a portion of the net proceeds from the sale of the clinical trial services business to repay all $29.3 million of our then outstanding debt.  We ended the first quarter of 2013 with $20.9 million of cash and cash equivalents and total debt of $0.5 million primarily related to capital lease obligations.

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

Nurse and Allied Staffing

Both housing and insurance costs per hour declined sequentially, which combined with a favorable professional liability accrual adjustment, as well as higher volume, bill rate increases and continued focus on controlling overhead, resulted in a 43.8% improvement in segment contribution income from prior quarter. The professional liability accrual adjustment resulted from an underlying case that has since moved further through the legal system and provided greater clarity on our exposure.

We believe a very strong flu season resulting in higher hospital admissions early in the quarter drove incremental demand for this segment. Staffing related to electronic medical record (EMR) technology implementations was also a driver of demand for our nurse and allied staffing services during the first quarter.  Currently, EMR activity is running below level of the first quarter.  Despite the current lull, we expect this driver of demand to strengthen as we get deeper into 2013, as hospitals must demonstrate meaningful use of medical record technology by 2015. Our nurse and allied staffing segment has gone a long way toward restoring our margins in this segment.  However, overall demand has pulled-back from higher levels seen early in the first quarter following the end of a very strong flu season, lull in EMR staffing, and the normal seasonality of this business.  As a result, we expect second quarter volume to be down sequentially.

Physician Staffing

In the first quarter of 2013, revenue from our physician staffing services decreased compared to the prior year’s first quarter and the fourth quarter of 2012. The physician staffing business appears to have continued pressure relating to the increased willingness of physicians to become employees of hospitals and health systems. In the second quarter of 2013, we expect this business to return to a positive trend line with improved year-over-year and sequential performance.

We continue to believe this business will grow revenue in 2013, but have limited visibility given the shorter term nature of contract placements in comparison to our nursing business.  We believe the future outlook for the physician staffing industry is positive as demand for physicians is projected to increase due to the demographics of a growing and aging population along with healthcare reform that is expected to be directionally favorable to our business. The needs will be particularly strong in the primary care specialties due to recent decreases in medical school graduates entering the primary care field. Locum tenens should benefit from these shortage trends and demands particularly with an ever increasing aging population and the anticipated increase in utilization of healthcare services. We believe our physician staffing services business is well positioned to respond to the current and future needs of its healthcare customers.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2013	2012

Revenue from services	100.0%	100.0%
Direct operating expenses	73.8	73.5
Selling, general and administrative expenses	24.5	25.4
Bad debt expense	0.4	0.1
Depreciation and amortization	1.5	1.8
Loss from operations	(0.2)	(0.8)
Foreign exchange loss	0.0	0.1
Interest expense	0.3	0.6
Loss on early extinguishment of debt	1.3	-
Other (income) expense, net	(0.1)	0.0
Loss from continuing operations
before income taxes	(1.7)	(1.5)
Income tax benefit	(0.5)	(1.8)
Net (loss) income from continuing operations	(1.2)	0.3
Income (loss) from discontinued operations,
net of tax	2.3	(0.8)
Net income (loss)	1.1%	(0.5)%

Dispositions

On February 15, 2013, we completed the sale of our clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. The agreement includes a provision for an earn-out of up to $3.75 million related to certain performance-based milestones.  Of the $52.0 million purchase price, paid at closing, $3.75 million was placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The maximum earn-out amount of $3.75 million was also deposited in escrow by Buyer as security for the earn-out payment, if any. We have agreed to provide certain transitional services to the Buyer for a period of up to 6 months, subject to extension in certain circumstances (including our prior written consent).

We recorded the $3.75 million indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable. The $3.75 million earn out related to certain performance based milestones is treated as contingent consideration and we assigned no value to this earn-out as of March 31, 2013 based on recent information available to us  including a revised revenue forecast for the Arena Contract (as defined in the agreement). We do not expect that the clinical trial services business, now owned by the Buyer, will achieve the Arena Contract revenue level that is needed to reach the required milestone due to the delays and the latest forecast provided to us. In addition, the initial reports provided by the Buyer indicate that the FTE earn-out (as defined in the agreement) has not been earned. (see Note 8 – Fair Value Measurements, to our condensed consolidated financial statements for more information).

The sale was a result of an extensive review of our business and the changing competitive landscape in the pharmaceutical outsourcing industry. This segment consisted of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. As of March 31, 2013, our clinical trial services segment has been classified as discontinued operations and its results of operations have been classified for all periods presented.

Acquisitions

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). As of March 31, 2013, an indemnification escrow account of $3.6 million exists.

Goodwill, Trademarks and Other Identifiable Intangible Assets

Goodwill, trademarks and other intangible assets represented 58.8% of our stockholders’ equity as of March 31, 2013. Goodwill, trademarks and other identifiable intangible assets from acquisitions were $62.7 million, $48.7 million and $13.9 million, respectively, net of accumulated amortization, at March 31, 2013. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually at year-end, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years.

Segment Information

In accordance with the Segment Reporting Topic of the FASB ASC, we historically reported four business segments – nurse and allied staffing, clinical trial services, physician staffing, and other human capital management services. During the fourth quarter of 2012, we decided to divest our clinical trial services business segment. Their results of operations have been classified as discontinued operations for periods presented. See Note 2- Discontinued Operations. The remaining three business segments in continuing operations are described below:

●
Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse staffing services primarily to acute care hospitals. Nurse and allied staffing services are marketed to public and private and for-profit and not-for-profit healthcare facilities throughout the U.S.

●	Physician staffing - The physician staffing business segment provides multi-specialty locum tenens to the healthcare industry throughout the U.S.

●
Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses that both have operations within the U.S.

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2013	2012 (b)
	(amounts in thousands)
Revenue from services:
Nurse and allied staffing	$72,749	$69,537
Physician staffing	28,067	29,259
Other human capital management services	9,500	11,004
	$110,316	$109,800

Contribution income (a):
Nurse and allied staffing (c)	$5,343	$3,583
Physician staffing	2,172	2,407
Other human capital management services	290	1,110
	7,805	7,100
Unallocated corporate overhead (c)	6,416	6,050
Depreciation	1,022	1,398
Amortization	566	566
Loss from operations	$(199)	$(914)

___________________
(a)
We define contribution income or loss from operations before depreciation, amortization, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)	Prior periods have been restated to conform to the 2013 presentation of our former clinical trial services business segment from continuing operations to discontinued operations.
(c)
In 2013, we refined our methodology for allocating certain corporate overhead expenses and our nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

Comparison of Results for the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Revenue from services

Revenue from services increased $0.5 million, or 0.5%, to $110.3 million for the three months ended March 31, 2013, as compared to $109.8 million for the three months ended March 31, 2012. The increase was due to higher revenue from our nurse and allied staffing, partially offset by a decrease in revenue from our physician staffing and other human capital management services business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $3.2 million, or 4.6%, to $72.7 million in the three months ended March 31, 2013, from $69.5 million in the three months ended March 31, 2012 due to both higher staffing volume and higher average bill rates in the three months ended March 31, 2013.

The average number of nurse and allied staffing FTEs on contract during the three months ended March 31, 2013, increased 2.8% from the three months ended March 31, 2012. The average nurse and allied staffing revenue per FTE per day increased 2.9% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to an increase in the average hours provided by our nurse and allied professionals coupled with an increase in our average bill rates.

Physician staffing

Revenue from our physician staffing business decreased $1.2 million or 4.1% to $28.1 million for the three months ended March 31, 2013, compared to $29.3 million in the three months ended March 31, 2012. The decrease in revenue is primarily due to lower volume offset by higher bill rates in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 8.8% to 18,802 days in the three months ended March 31, 2013, compared to 20,617 days in the three months ended March 31, 2012. Revenue per day filled for the three months ended March 31, 2013 was $1,493, a 5.2% increase from the three months ended March 31, 2012. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Other human capital management services

Revenue from other human capital management services for the three months ended March 31, 2013, decreased $1.5 million, or 13.7%, to $9.5 million from $11.0 million in the three months ended March 31, 2012, reflecting reduced seminar attendance and lower revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $0.7 million, or 0.9%, to $81.4 million for the three months ended March 31, 2013, as compared to $80.8 million for three months ended March 31, 2012.

As a percentage of total revenue, direct operating expenses represented 73.8% of revenue for the three months ended March 31, 2013, and 73.5% for the three months ended March 31, 2012. The increase was primarily due to a change in the mix of business and higher field compensation expenses as a percentage of revenue, partially offset by a favorable professional liability adjustment in the first quarter of 2013, related to developments in a specific case as discussed previously. Our nurse and allied staffing business revenue grew the most in the first quarter of 2013 and typically this segment has a higher direct operating cost structure as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.8 million, or 2.9%, to $27.1 million for the three months ended March 31, 2013, as compared to $27.9 million for the three months ended March 31, 2012 primarily due to a decrease in salaries and direct mail expenses, offset by an increase in legal and consulting fees. As a percentage of total revenue, selling, general and administrative expenses were 24.5% and 25.4%, for the three months ended March 31, 2013 and 2012, respectively. The decrease is due to the lower level of selling, general and administrative expenses described above and improved operating leverage.

Included in selling, general and administrative expenses are unallocated corporate overhead of $6.4 million for three months ended March 31, 2013, compared to $6.1 million for the three months ended March 31, 2012.  This increase is primarily related to the increase in legal and consulting fees. As a percentage of consolidated revenue, unallocated corporate overhead was 5.8% and 5.5% for the three month periods ended March 31, 2013 and 2012, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.6 million in both the three months ended March 31, 2013 and 2012.

Bad debt expense

In the three months ended March 31, 2013, we recorded $0.4 million of reserves for bad debt representing 0.4% of consolidated revenue from services.  The increase in our reserve for bad debt related to the aging of certain accounts.  In the three months ended March 31, 2012, we recorded $0.1 million of reserves for bad debt representing 0.1% of consolidated revenue from services.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended March 31, 2013, increased $1.8 million or 49.1%, to $5.3 million from $3.6 million in three months ended March 31, 2012. As a percentage of segment revenue, contribution income was 7.3% for the three months ended March 31, 2013, and 5.2% for the three months ended March 31, 2012. The margin improvement was primarily due to a combination of lower professional liability expenses, related to a specific case as discussed previously, and housing costs, as well as improved operating leverage, partially offset by higher bad debt expense in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Physician staffing

Contribution income from physician staffing for the three months ended March 31, 2013 decreased $0.2 million or 9.8% to $2.2 million, from $2.4 million in the three months ended March 31, 2012. As a percentage of segment revenue, contribution income was 7.7% in the three months ended March 31, 2013 and 8.2% in the three months ended March 31, 2012. This decrease was primarily due to higher physician compensation and an increase in recruiter headcount partially offset by a recovery of bad debt expense and lower health insurance costs in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Other human capital management services

Contribution income from other human capital management services for the three months ended March 31, 2013 decreased $0.8 million, or 73.9%, to $0.3 million, from $1.1 million in the three months ended March 31, 2012. Contribution income as a percentage of segment revenue was 3.1% for the three months ended March 31, 2013 and 10.1% for the three months ended March 31, 2012. The decrease in contribution income margin was primarily due to an increase in selling, general and administrative expenses and negative operating leverage in our retained search business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines, the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionally strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended March 31, 2013, totaled $1.6 million as compared to $2.0 million for the three months ended March 31, 2012. As a percentage of consolidated revenue, depreciation and amortization expense was 1.5% for the three months ended March 31, 2013 and 1.8% for the three months ended March 31, 2012.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $1.4 million in the three months ended March 31, 2013 relates to the write off of unamortized debt issuance costs related to the our prior credit agreement.  See Note 7- Debt, to our condensed consolidated financial statements for more information. No similar costs were incurred in the three months ended March 31, 2012.

Interest expense

Interest expense totaled $0.3 million for the three months ended March 31, 2013 compared to $0.6 million for the three months ended March 31, 2012. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.1% through February 15, 2013 (the day we repaid our outstanding debt with proceeds from the sale of clinical trial services business). The effective interest rate on our borrowings was 2.3% for the three month periods ended March 31, 2012. See Note 7- Debt, to our condensed consolidated financial statements for more information.

Income tax benefit

Income tax benefit from continuing operations totaled $0.5 million for the three months ended March 31, 2013, as compared to $2.0 million for the three months ended March 31, 2012. The effective tax rate was 27.1% and 122.2% in the three months ended March 31, 2013 and 2012, respectively. Excluding the impact of certain discrete items, the effective tax rate in the three months ended March 31, 2013 was 12.1%, as compared to March 31, 2012 which was 136.8%. The lower effective tax rate from continuing operations in the three months ended March 31, 2013, is primarily due to the impact of the non-deductibility of certain per diem expenses, state taxes and foreign taxes. The impact of these permanent items and reserves reduced our income tax benefit in the three months ended March 31, 2013, and caused an increase in income tax expense in the three months ended March 31, 2012.

Income (loss) from discontinued operations, net of income taxes

Income (loss) from discontinued operations, net of income taxes includes the results from the sale of the clinical trial services business which is classified as discontinued in the three months ended March 31, 2013. The clinical trial services business had income from operations before income taxes of $0.5 million in the quarter ended March 31, 2013 compared to $0.9 million in the quarter ended March 31, 2012. The income (loss) from discontinued operations, net of tax of $2.5 million included a $4.2 million gain ($1.9 million net of taxes) on the sale of our clinical trial services business in the three months ended March 31, 2013. See Note 2 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Liquidity and Capital Resources

As of March 31, 2013, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 3.0 to 1. Working capital increased $4.7 million to $77.5 million as of March 31, 2013 from $72.8 million as of December 31, 2012, primarily due to an increase in accounts receivable.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service.  We believe that operating cash flows and cash on hand, along with amounts available under our Loan Agreement, will be sufficient to meet these needs during the next twelve months.

Net cash used by operating activities was $1.5 million in the three months ended March 31, 2013, compared to cash provided by operating activities of $1.4 million in the three months ended March 31, 2012. The decrease in cash flow from operations is primarily due to an increase in accounts receivable related primarily to increase in the revenue in our nurse and allied staffing segment in the three months ended March 31, 2013.  The number of days’ sales outstanding, excluding clinical trial services business, was 56 and 52 days at March 31, 2013 and December 31, 2012, respectively.

Investing activities provided $45.8 million in the three months ended March 31, 2013, compared to a use of $0.6 million in the three months ended March 31, 2012. During the first quarter of 2013, we sold the clinical trial services business. The net proceeds from the sale of this business segment were $46.1 million which included costs of business sale. We used $0.2 million for capital expenditures in the three months ended March 31, 2013 compared to $0.5 million in the three months ended March 31, 2012.

Net cash used in financing activities during the three months ended March 31, 2013, was $33.9 million compared to $2.7 million during the three months ended March 31, 2012, primarily related to net payments on our total debt in both periods. During the three months ended March 31, 2013, we repaid total debt, net of borrowings, in the amount of $33.4 million primarily using the proceeds from the sale of clinical trial services business.  In addition, we used $0.5 million to pay debt issuance costs related to our Loan Agreement (as described in Credit Facility below). In the three months ended March 31, 2012, we repaid total debt, net of borrowings, of $2.3 million.

Stockholders’ Equity

As of March 31, 2013, there are 942,443 shares remaining under our February 2008 Board authorization and 30.9 million shares of common stock outstanding.  Subject to certain conditions as described in the Loan Agreement entered into on January 9, 2013, we may repurchase up to an aggregate amount of $5.0 million of our Equity Interests (as defined in the Loan Agreement). During the three months ended March 31, 2013, we did not repurchase any shares under our February 2008 Board of Directors’ authorization.

During the three months ended March 31, 2012, we repurchased 71,653 shares at an average price of $5.22, under our February 2008 Board of Directors’ authorization. The cost of such purchases was $0.4 million. All of the common stock was retired.

On April 1, 2013, 50,000 shares of stock appreciation rights and 46,729 shares of restricted stock at market price of $5.35 were granted to Mr. William J. Grubbs, our President and Chief Operating Officer. Similar to prior grants, the restricted stock vests ratably over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

Credit Facility

Loan Agreement

On January 9, 2013, we terminated our commitments under senior secured credit agreement (July 2012 Credit Agreement) and entered into a Loan and Security Agreement (Loan Agreement), by and among us and certain of our domestic subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit. As of March 31, 2013, we had no revolver borrowings outstanding under this Loan Agreement. As of March 31, 2013, the availability under the Loan Agreement was approximately $40.5 million. We had $11.8 million of letters of credit outstanding as of March 31, 2013.

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

The initial proceeds from the revolving credit facility were used to finance the repayment of our existing indebtedness under our prior credit agreement and the payment of fees and expenses. The repayment of the term loan portion of our outstanding debt in the first quarter of 2013 is treated as extinguishment of debt, and, as a result, we recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million.  The repayment of the revolver portion of our outstanding debt in the first quarter of 2013 is treated partially as extinguishment and partially as a modification. The fees related to the modified portion of $0.1 million relate to the continuation of credit provided by Bank of America, N.A. in its Loan Agreement. We wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

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

The Loan Agreement contains customary representations, warranties, and affirmative covenants. The Loan Agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, if our availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $6.25 million, we are required to meet a minimum fixed charge coverage ratio of 1.0, as defined in the Loan Agreement. The Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents. Our obligations under the Loan Agreement are guaranteed by all material domestic subsidiaries of the Company that are not co-borrowers (Subsidiary Guarantors).  As collateral security for their obligations under the Loan Agreement and guarantees thereof, the Company and the Subsidiary Guarantors have granted to Bank of America, N.A., a security interest in substantially all of their tangible and intangible assets.

July 2012 Credit Agreement

We entered into July 2012 Credit Agreement on July 10, 2012 , by and among us, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent. The July 2012 Credit Agreement provided for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which included a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the July 2012 Credit Agreement reduced available revolving credit commitments on a dollar-for-dollar basis. Subject to certain conditions under the Credit Agreement, the Company was permitted, at any time prior to the maturity date for the revolving credit facility, to increase its total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

The revolving credit facility was to be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. Through December 31, 2012, interest on the term loan and revolving credit portion of the July 2012 Credit Agreement was based on LIBOR plus a margin of 2.50% or Base Rate (as defined by the July 2012 Credit Agreement, as modified) plus a margin of 1.50%. In addition, we were required to pay a quarterly commitment fee on its average daily unused portion of the revolving loan facility of 0.50%. The interest rate spreads and fees fluctuated during the term of the July 2012 Credit Agreement based on the consolidated total leverage ratio at each calculation date, as defined.

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements and there were no material changes in our contractual obligations and other commitments since December 31, 2012.

Critical Accounting Principles and Estimates

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K. However, we have updated the specific details within the critical accounting policy relating to legal matters as stated below.

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company, other than ordinary routine litigation incidental to the business, is described in Item 1. Legal Proceedings.

●	Ogues has not been certified by a court as a class action. This lawsuit is in its very early stages and, as a result, we are unable to determine our potential exposure (if any) at this time.
●
With respect to the New Hanover Regional Medical Center lawsuit, during the first quarter of 2013, a $3.3 million contingent liability for this claim is included in long term accrued claims on our condensed consolidated balance sheets, as well as a receivable of $3.3 million for the portion of the insurance coverage is included in non-current insurance recovery receivable on our condensed consolidated balance sheets.

Deferred Tax Assets and Liabilities

The Company is in a net deferred tax asset position on our condensed consolidated balance sheet as of March 31, 2013.  We have determined that it is more likely than not that the net deferred tax asset will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.5 million has been recorded. Refer to our Management’s Discussion and Analysis – Critical Accounting Principles and Estimates in our Form 10-K for further information.

Other Critical Accounting Principles and Estimates

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02).  ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and is to be applied prospectively.  We adopted this guidance in the first quarter of 2013.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force (ASU 2013-05).  The objective of ASU 2013-05 is to resolve the diversity in practice as to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 clarifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). This ASU is effective for years beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance and released into earnings $2.3 million of cumulative currency translation related to the sale of clinical trial services business in the first quarter of 2013, which was included in the income (loss) from discontinued operations, net of income taxes on the condensed consolidated statements of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2012.

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

On December 4, 2012, our subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that travelling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, and that they are entitled to associated penalties. We attended a mediation in April 2013 that was unsuccessful. At this early stage, we are unable to determine our potential exposure, if any, and intend to vigorously defend this matter.

On September 8, 2010, our subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina.  Plaintiff alleges that Christina White, a former employee of Cross Country TravCorps was negligent in caring for a patient on September 12, 2007 which resulted in the death of that patient. New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against Ms. White and against Cross Country TravCorps for the actions of Ms. White pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital.

All of the parties to this litigation were mandated to arbitration in April 2013.  On April 19, 2013, an arbitration panel found that Nurse White negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that New Hanover Regional Medical Center's settlement with the family of the deceased was fair and reasonable, and that the facility is entitled to recover compensatory damages from Ms. White and Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center is entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees.  The panel also found that, but for the negligence of Ms. White, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country is entitled to recover indemnity from Ms. White to the full extent Cross Country actually pays New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). Ms. White has insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, we have excess coverage that is expected to cover the amount of loss over $2.0 million.

Based on the facts of this case, as of March 31, 2013, we have included a $3.3 million contingent liability for this claim included in long term accrued claims as well as a $3.3 million non-current insurance recovery receivable on our condensed consolidated balance sheets.

We are also subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of these other matters will not have a significant effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 9, 2013	By:	/s/ Emil Hensel
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Joseph A. Boshart, Chief Executive Officer
*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer
*32.1	Certification pursuant to 18 U.S.C. Section 1350 by Joseph A. Boshart, Chief Executive Officer
*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith