Form 10-Q
period 2013-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2013-08-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 31,084,972 shares of Common Stock, par value $0.0001 per share, as of July 31, 2013.

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

JUNE 30, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$25,915	$10,463
Accounts receivable, less allowance for doubtful accounts of $1,931 in 2013 and $1,841 in 2012	63,633	62,674
Deferred tax assets	13,135	12,561
Income taxes receivable	2,173	586
Prepaid expenses	6,410	5,580
Assets held for sale	—	46,971
Insurance recovery receivable	3,798	5,484
Other current assets	663	1,049
Total current assets	115,727	145,368
Property and equipment, net of accumulated depreciation of $43,956 in 2013 and $41,918 in 2012	6,528	8,235
Trademarks, net	48,701	48,701
Goodwill, net	62,712	62,712
Other identifiable intangible assets, net	13,360	14,492
Debt issuance costs, net	578	1,610
Non-current deferred tax assets	12,916	16,182
Indemnity escrow receivable	3,750	—
Non-current insurance recovery receivable	9,879	8,210
Other long-term assets	378	413
Total assets	$274,529	$305,923

Current liabilities:
Accounts payable and accrued expenses	$11,977	$10,130
Accrued employee compensation and benefits	20,338	21,650
Current portion of long-term debt	232	33,683
Liabilities related to assets held for sale	—	2,835
Other current liabilities	5,643	4,289
Total current liabilities	38,190	72,587
Long-term debt	125	176
Long-term accrued claims	16,824	16,347
Other long-term liabilities	7,844	7,691
Total liabilities	62,983	96,801

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	245,466	244,924
Accumulated other comprehensive loss	(902)	(3,083)
Accumulated deficit	(33,021)	(32,722)
Total stockholders' equity	211,546	209,122
Total liabilities and stockholders' equity	$274,529	$305,923

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue from services	$110,768	$108,847	$221,084	$218,647
Operating expenses:
Direct operating expenses	82,930	81,711	164,370	162,461
Selling, general and administrative expenses	26,603	27,646	53,668	55,529
Bad debt expense	132	207	554	324
Depreciation	1,040	1,365	2,062	2,763
Amortization	566	566	1,132	1,132
Restructuring costs	375	—	375	—
Legal settlement charge	750	—	750	—
Impairment charge	—	18,732	—	18,732
Total operating expenses	112,396	130,227	222,911	240,941
Loss from operations	(1,628)	(21,380)	(1,827)	(22,294)
Other expenses (income):
Foreign exchange gain	(110)	(159)	(101)	(105)
Interest expense	164	581	444	1,210
Loss on early extinguishment of debt	—	—	1,419	—
Other expense (income), net	10	92	(51)	128
Loss from continuing operations before income taxes	(1,692)	(21,894)	(3,538)	(23,527)
Income tax benefit	(257)	(3,053)	(757)	(5,048)
Loss from continuing operations	(1,435)	(18,841)	(2,781)	(18,479)
(Loss) income from discontinued operations, net of income taxes	(22)	4,337	2,482	3,391
Net loss	$(1,457)	$(14,504)	$(299)	$(15,088)

Net (loss) income per common share, basic:
Loss from continuing operations	$(0.05)	$(0.61)	$(0.09)	$(0.60)
Income from discontinued operations	—	0.14	0.08	0.11
Net loss	$(0.05)	$(0.47)	$(0.01)	$(0.49)

Net (loss) income per common share, diluted:
Loss from continuing operations	$(0.05)	$(0.61)	$(0.09)	$(0.60)
Income from discontinued operations	—	0.14	0.08	0.11
Net loss	$(0.05)	$(0.47)	$(0.01)	$(0.49)

Weighted average common shares outstanding:
Basic	30,961	30,799	30,932	30,783
Diluted	30,961	30,799	30,932	30,783

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(1,457)	$(14,504)	$(299)	$(15,088)

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(277)	(814)	(285)	(252)
Reclassification of currency translation adjustments related to sale of clinical trial services business (see Note 3 - Comprehensive Income)	—	—	2,337	—
Write-down of marketable securities	—	39	—	39
Net change in fair value of marketable securities	—	—	—	(1)
Other comprehensive (loss) income, before tax	(277)	(775)	2,052	(214)
Income tax (benefit) expense related to items of other comprehensive (loss) income	(99)	15	(130)	15
Other comprehensive (loss) income, net of tax	(178)	(790)	2,182	(229)

Comprehensive (loss) income	$(1,635)	$(15,294)	$1,883	$(15,317)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net loss	$(299)	$(15,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,062	3,152
Amortization	1,132	1,637
Impairment charge	—	18,732
Bad debt expense	559	392
Loss on early extinguishment of debt	1,419	—
Deferred income tax expense (benefit)	2,505	(6,143)
Share-based compensation	1,184	1,369
Gain on sale of clinical trial services business	(4,085)	—
Other	118	953
Changes in operating assets and liabilities:
Accounts receivable	(322)	(2,251)
Other assets	(328)	522
Income taxes	(1,487)	(1,053)
Accounts payable and accrued expenses	1,234	289
Other liabilities	706	1,292
Net cash provided by operating activities	4,398	3,803

Investing activities
Proceeds from sale of business segment, net of cash sold and transaction costs	45,897	—
Purchases of property and equipment	(427)	(1,695)
Other investing activities	—	(154)
Net cash provided by (used in) investing activities	45,470	(1,849)

Financing activities
Principal repayments on term loan	(23,125)	(13,017)
Repayments on revolving credit facility	(10,000)	—
Borrowings under revolving credit facility	—	7,200
Repayments on asset-based revolving credit facility	(49,244)	—
Borrowings under asset-based revolving credit facility	49,244	—
Principal payments on capital lease obligations and note payable	(349)	—
Repurchase of stock for restricted stock tax withholdings	(301)	(153)
Debt issuance costs	(506)	(44)
Stock repurchase and retirement	—	(374)
Net cash used in financing activities	(34,281)	(6,388)

Effect of exchange rate changes on cash	(135)	(7)

Change in cash and cash equivalents	15,452	(4,441)
Cash and cash equivalents at beginning of period	10,463	10,648
Cash and cash equivalents at end of period	$25,915	$6,207

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Certain prior year amounts have been reclassified to conform to the current period presentation (see see Note 9 – Segment Data for more information).

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

On February 15, 2013, the Company completed the sale of its clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.75 million earn out related to certain performance-based milestones is treated as contingent consideration and the Company assigned no fair value to this earn-out as of June 30, 2013 based on recent information available to the Company. In addition, a portion of the performance-based milestones was not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2.25 million as of June 30, 2013 (see Note 7 – Fair Value Measurements for more information).

Of the $52.0 million purchase price paid at closing, $3.75 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $3.75 million indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable.

The Company has agreed to provide certain administrative transitional services to the Buyer for a period of up to 6 months, subject to extension in certain circumstances (including the Company’s prior written consent).

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

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(amount in thousands)
Revenue	$—	$17,425	$7,939	$34,298

Income from discontinued operations before gain on sale and income taxes	—	1,067	483	1,926
Gain on sale of discontinued operations	(73)	—	4,085	—
Income tax benefit (expense)	51	3,270	(2,086)	1,465
(Loss) income from discontinued operations, net of income taxes	$(22)	$4,337	$2,482	$3,391

3.	COMPREHENSIVE INCOME

Total comprehensive income includes net loss, foreign currency translation adjustments, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $1.0 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-2).  ASU 2013-2 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and is to be applied prospectively.  The Company adopted this guidance in its first quarter of 2013 and has disclosed the required information in its notes to condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-5, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force (ASU 2013-5).  The objective of ASU 2013-5 is to resolve the diversity in practice as to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.

ASU 2013-5 clarifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). This ASU is effective for years beginning after December 15, 2013. Early adoption is permitted.  The Company adopted this guidance and released into earnings $2.3 million of its cumulative currency translation losses related to the sale of clinical trial services business in the first quarter of 2013, which was included in the income (loss) from discontinued operations, net of income taxes on the condensed consolidated statements of operations.

During the three and six months ended June 30, 2013, $0.1 million of income tax benefit related to foreign currency translation adjustments was included on the Company's condensed consolidated statements of comprehensive (loss) income.

4.	EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,807,044 and 1,780,294 during the three and six months ended June 30, 2013, respectively, and 2,048,871 and 1,846,739, during the three and six months ended June 30, 2012, respectively. For purposes of calculating net loss per common share, the Company excluded potentially dilutive shares of 155,760 and 165,567 for the three and six months ended June 30, 2013, respectively, and 32,259 and 51,479 for the three and six months ended June 30, 2012, respectively, from the calculation as their effect would have been anti-dilutive due to the Company’s net loss from continuing operations in those periods.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(amounts in thousands)
Loss from continuing operations	$(1,435)	$(18,841)	$(2,781)	$(18,479)
(Loss) income from discontinued operations, net of tax	(22)	4,337	2,482	3,391
Net loss	$(1,457)	$(14,504)	$(299)	$(15,088)

Net (loss) income per common share, basic:
Continuing operations	$(0.05)	$(0.61)	$(0.09)	$(0.60)
Discontinued operations	—	0.14	0.08	0.11
Net loss	$(0.05)	$(0.47)	$(0.01)	$(0.49)

Net (loss) income per common share, diluted:
Continuing operations	$(0.05)	$(0.61)	$(0.09)	$(0.60)
Discontinued operations	—	0.14	0.08	0.11
Net loss	$(0.05)	$(0.47)	$(0.01)	$(0.49)

Weighted-average number of shares outstanding-basic	30,961	30,799	30,932	30,783
Weighted-average number of shares outstanding-diluted	30,961	30,799	30,932	30,783

5.	ACQUISITIONS

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of June 30, 2013, an indemnification escrow account of $3.6 million exists.

6.	DEBT

At June 30, 2013 and December 31, 2012, long-term debt consists of the following:

	June 30,	December 31,
	2013	2012
	(amounts in thousands)
Term loan, interest 2.72% at December 31, 2012	$—	$23,125
Revolving credit facility, interest 2.72% at December 31, 2012	—	10,000
Capital lease obligations and note payable	357	734

Total debt	357	33,859
Less current portion	(232)	(33,683)
Long-term debt	$125	$176

As of June 30, 2013, the Company’s capital lease obligations mature serially through December 31 as follows (amounts in thousands): 2013 - $181; 2014 - $83; 2015 - $65; and 2016 - $28.

The Company had $11.8 million letters of credit outstanding as of June 30, 2013. The letters of credit relate to the Company’s workers’ compensation and professional liability policies.

Loan Agreement

On January 9, 2013, the Company terminated its commitments under senior secured credit agreement (July 2012 Credit Agreement) and entered into a Loan and Security Agreement, (Loan Agreement), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20.0 million, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12.0 million; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors. As of June 30, 2013, the availability under the Loan Agreement was approximately $39.6 million based on its May accounts receivable. The Company had $11.8 million of letters of credit outstanding as of June 30, 2013.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness of the Company under its prior credit agreement and the payment of fees and expenses.  The repayment of the term loan portion of the Company’s debt outstanding in the first quarter of 2013 was treated as extinguishment of debt, and, as a result, the Company recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million.  The repayment of the revolver portion of the Company’s debt outstanding in the first quarter of 2013 was treated partially as extinguishment and partially as a modification.  The fees related to the modified portion of $0.1 million relate to the continuation of credit provided by Bank of America, N.A. in its Loan Agreement.  The Company wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

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

7.	FAIR VALUE MEASUREMENTS

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

Items Measured at Fair Value on a Recurring Basis:

At June 30, 2013 and December 31, 2012, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and contingent consideration receivable related to the sale of its clinical trial services business.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Contingent Consideration Receivable—The earn out related to the Company’s sale of its clinical trial services business is treated as a contingent consideration receivable for accounting purposes. The Company utilizes Level 3 inputs to value its contingent consideration receivable as significant unobservable inputs are used in the calculation of its fair value and are related to future performance of the disposed business. The fair value of the contingent consideration receivable will be adjusted to its fair value on a quarterly basis with the adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacts the contingent consideration that could be paid to the Company, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. As of June 30, 2013, the Company assigned no value to the performance earn-out based on recent information available to the Company. See Note 2- Discontinued Operations for further information.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2013 and December 31, 2012:

Fair Value Measurements
(amounts in thousands)

	June 30, 2013	December 31, 2012
(Level 3)
Financial Assets:
Contingent consideration receivable	$—	$—

(Level 1)
Financial Liabilities:
Deferred compensation	$1,489	$1,471

Items Measured at Fair Value on a Non-Recurring Basis:

If  required by the Intangibles-Goodwill and Other Topic of the FASB ASC, the Company’s goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

Fair Value Measurements
(amounts in thousands)

December 31, 2012
(Level 3)
Clinical trial services segment goodwill	$28,176

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

The Company recorded the $3.75 million indemnity escrow funds related to the sale of its clinical trial services business as an escrow receivable (see Note 2- Discontinued Operations for more information), and will adjust the amount to the estimated fair value, each reporting period, based on any known information. As of June 30, 2013, the fair value of the escrow receivable was calculated using Level 2 inputs and reflecting a discount for the time value of money.

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Level 2)		(amounts in thousands)
Financial Assets:
Escrow Receivable	$3,750	$3,664	$—	$—
Financial Liabilities:
Term loan and revolver credit facility	$—	$—	$33,125	$32,654

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

Stock Repurchase Program

During the six months ended June 30, 2013, the Company did not repurchase any shares of its common stock under its February 2008 Board authorization. During the six months ended June 30, 2012, the Company repurchased, under its February 2008 Board authorization, a total of 71,653 shares at an average price of $5.22. The cost of such purchases was approximately $0.4 million. All of the common stock was retired.

As of June 30, 2013, the Company may purchase up to an additional 942,443 shares of common stock under the February 2008 Board authorization, subject to certain conditions in the Company's Credit Agreement. At June 30, 2013, the Company had approximately 31.1 million shares of common stock outstanding.

Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests (as defined in the Loan Agreement).

Share-Based Payments

During the three and six months ended June 30, 2013, $0.6 million and $1.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 180,613 shares of common stock were issued upon vesting of restricted stock awards in the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2012, $0.7 million and $1.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 161,944 shares of common stock were issued upon vesting of restricted stock awards in the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2013, 309,009 shares of restricted stock at a weighted average price of $4.54 were granted to Directors and key employees of the Company. In addition, 292,500 stock appreciation rights were granted to key employees at a weighted average price of $5.21 and a weighted average valuation per share of $1.73. Similar to prior grants, the restricted stock vests 25% per year over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

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

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012 (a)	2013	2012 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$67,539	$67,617	$140,288	$137,154
Physician staffing	32,954	30,939	61,021	60,198
Other human capital management services	10,275	10,291	19,775	21,295
	$110,768	$108,847	$221,084	$218,647

Contribution income (b):
Nurse and allied staffing (c)	3,693	1,801	9,036	5,260
Physicians staffing	2,457	2,677	4,629	5,084
Other human capital management services	534	275	824	1,385
	6,684	4,753	14,489	11,729

Unallocated Corporate overhead (c)	5,581	5,470	11,997	11,396
Depreciation	1,040	1,365	2,062	2,763
Amortization	566	566	1,132	1,132
Restructuring costs	375	—	375	—
Legal settlement charge	750	—	750	—
Impairment charge	—	18,732	—	18,732
Loss from operations	$(1,628)	$(21,380)	$(1,827)	$(22,294)

_______________

(a)	Prior periods have been restated to conform to the 2013 presentation of the Company’s former clinical trial services business segment from continuing operations to discontinued operations.

(b)
The Company defines contribution income as income or loss from operations before depreciation, amortization, restructuring costs, legal settlement charges, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(c)
In 2013, the Company refined its methodology for allocating certain corporate overhead expenses to its nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

10.	COMMITMENTS AND CONTINGENCIES

Commitments
In July 2013, the Company entered into an agreement to lease 41,607 square feet of space in Peachtree Corners, Georgia for its physician staffing business. The commitment is for ten years, eight months, subject to adjustment and earlier termination as provided in the lease, and totals approximately $4.2 million, excluding operating costs. The lease also contains certain lease incentives including a tenant improvement allowance of up to $1.5 million, or which any excess may be used for moving expenses. The commencement of the lease is expected to be in the first quarter of 2014.

Legal Contingencies

In late 2012, Alice Ogues, a former employee of Travel Staff, LLC (then CC Staffing, Inc.) commenced a putative wage and hour class action against the Company. The case is pending in the United States District Court for the Northern District of

California, under the caption Ogues v. CC Staffing, Inc., Case No. 12-cv-6135-JCS. The Plaintiff seeks to represent a class of all individuals employed by the company as non-exempt workers from December 4, 2008 to the present and alleges that Travel Staff: (1) failed to provide meal periods; (2) failed to provide rest breaks; (3) failed to pay minimum and overtime wages; (4) failed to timely pay wages during employment; (5) made unlawful deductions from wages; (6) failed to provide accurate itemized wage statements; (7) waiting time penalties; and (8) unfair competition. In June 2013, the parties reached a settlement in principle for $750,000, and are negotiating the terms of an agreement. Preliminary and final approval hearing dates have not yet been set by the court. Accordingly, during the second quarter of 2013, the Company accrued a reserve for this claim which is included in other current liabilities and legal settlement charge on its condensed consolidated balance sheets and statements of operations, respectively.

On September 8, 2010, the Company's subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina. Plaintiff alleged that a former employee of Cross Country TravCorps was negligent in caring for a patient which resulted in the death of that patient. New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against the former nurse and Cross Country TravCorps for the actions of the nurse pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital.

On April 19, 2013, an arbitration panel found the former nurse negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that the facility was entitled to recover compensatory damages from the former nurse and Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center was entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees. The panel also found that, but for the negligence of the former nurse, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country was entitled to recover indemnity from the former nurse to the full extent Cross Country actually paid New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). The former nurse had insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, the Company has excess coverage that was expected to cover the amount of loss over
$2.0 million.

During the second quarter of 2013, the former nurse's insurance carrier paid New Hanover Regional Medical Center $2,000,000 and Cross Country made an indemnity payment to the facility in the amount of $920,450. Cross Country has been reimbursed $883,450 from its excess carrier and anticipates full reimbursement of any remaining costs.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company's consolidated financial position or results of operations.

Sales & Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised.

During the three and six months ended June 30, 2013, the Company accrued $0.1 million for additional estimates for current year activity. During the three and six months ended June 30, 2012, based on revised estimates of probable settlement, an expected state non-income tax audit assessment, and additional estimates for current year activity, the Company accrued an additional pretax liability related to these non-income tax matters of approximately $0.5 million primarily related to the 2005-2011 tax years. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities as of December 31, 2012 and June 30, 2013, on its condensed consolidated balance sheets. The Company is working with professional tax advisors and state authorities to resolve these matters.

11.	INCOME TAXES

The Company's income tax provision and the corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, except in circumstances as described in the following paragraph, the Company estimates the annual effective tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, the Company refines the estimates of the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company's expected annual effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

When projected taxable income for the full year is close to break-even, the expected annual effective tax rate becomes volatile and will distort the income tax provision for an interim period. When this happens the Company calculates the income tax provision or benefit using the year-to-date effective tax rate in accordance with the Income Taxes Topic of the ASC (ASC 740, paragraphs 270-30-18). This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

For the period ended June 30, 2013 the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-280-30-18) as opposed to estimating its annual effective tax rate.  Company’s effective tax rate for continuing operations for the three and six months ended June 30, 2013 was 15.2% and 21.4%, respectively, including the impact of discrete items. The effective tax rate is lower than the statutory rates primarily due to the impact of the non-deductibility of certain per diem expenses, state taxes and foreign taxes offsetting the tax benefit arising from the loss from continuing operations.

Unrecognized tax benefits are included in other current liabilities and other long term liabilities on the Company's condensed consolidated balance sheets. In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

Unrecognized Tax Benefits
(amounts in thousands)

Balance at January 1, 2013	$5,203
Additions based on tax provisions related to prior years	9
Additions based on tax provisions related to current year	257
Settlements of tax provisions related to prior year	(183)
Balance at June 30, 2013	$5,286

As of June 30, 2013, the Company had approximately $4.8 million of unrecognized tax benefits, net of deferred taxes, which would affect the effective tax rate if recognized. During the six months ended June 30, 2013, the Company had gross increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had gross decreases of $0.2 million to its unrecognized benefits related to settlements.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.9 million for the payment of interest and penalties at both June 30, 2013 and December 31, 2012.

The tax years 2004, 2005 and 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of certain states in which the statute of limitations has been extended. In mid-July of 2013, the Company received a notice of proposed audit adjustments from the State of New York relating to the examination of its tax years ending December 31, 2006 through 2009. The Company is reviewing the proposed adjustments but is not currently able to make a reasonable estimate of a possible loss or range of losses.

12.	RESTRUCTURING AND COST REDUCTION PLAN

During the second quarter of 2013, the Company initiated a restructuring plan to reduce operating costs. As of June 30, 2013, the Company has incurred approximately $0.4 million primarily related to senior management employee severance pay. These costs are included as restructuring costs in the condensed consolidated statements of operations.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists (ASU 2013-11). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company is currently evaluating its impact on the financial statements and disclosures.

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

Overview

We are a diversified leader in healthcare staffing services offering an extensive suite of staffing and outsourcing services to the healthcare market. We report our financial results according to three business segments: (1) nurse and allied staffing, (2) physician staffing, and (3) other human capital management services. We believe we are one of the top two providers of nurse and allied staffing services; one of the top four providers of temporary physician staffing (locum tenens) services; and one of the top four providers of retained physician and healthcare executive search services. We are also a leading provider of education and training programs specifically for the healthcare marketplace.

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended June 30, 2013, our nurse and allied staffing business segment represented approximately 61.0% of our revenue and is comprised of travel and per diem nurse staffing, and allied health staffing. Travel nurse staffing represented approximately 46% of our total revenue and 76% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 29.7% of our second quarter 2013 revenue and consists of temporary physician staffing services (locum tenens). Our other human capital management services business segment represented approximately 9.3% of our revenue and consists of education and training and retained search services.

For the quarter ended June 30, 2013, our revenue was $110.8 million, and we had a loss from continuing operations of $1.4 million, or $0.05 per diluted share which included legal settlement and restructuring charges of approximately $1.1 million ($0.7 million after tax) or $0.02 per diluted share. Cash flow from operations for the six months ended was $4.4 million. We used a portion of the net proceeds from the sale of our clinical trial services business to repay all $29.3 million of our then outstanding debt. We ended the second quarter of 2013 with $25.9 million of cash and cash equivalents and total debt of $0.4 million primarily related to capital lease obligations.

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

Nurse and Allied Staffing

Overall demand in the second quarter has pulled-back from higher levels seen early in the first quarter following the end of a very strong flu season. A lull in electronic medical record (EMR) technology implementations, and the normal seasonality of this business also contributed to a decline in demand. However, contribution income margins improved in the second quarter as a result of: 1) an increase in bill rates which are up 3% year over year; 2) an increase in bill/pay spread; and 3) a reduction in housing costs.

While we experienced a decline in demand for our nurse and allied staffing services from the first quarter, since April demand has stabilized. Demand was generally soft due to lower hospital admissions. EMR positions were also down in the second quarter but we expect to see an increase in demand for EMR toward the end of the third quarter and into the fourth quarter and are beginning to see those orders come in July. We also expect to generate demand from several new MSP awards that are currently being implemented.

Physician Staffing

Our physician staffing business had a strong quarter with revenue up 7% year-over-year and 17% sequentially. Growth was up across most specialties but was particularly strong in primary care, anesthesiology and emergency medicine.

We continue to believe this business will grow revenue in 2013, but have limited visibility given the shorter term nature of contract placements in comparison to our nursing business. We believe the future outlook for the physician staffing industry is positive as demand for physicians is projected to increase due to the demographics of a growing and aging population along with healthcare reform that is expected to increase utilization of our services. The needs will be particularly strong in the primary care specialties due to recent decreases in medical school graduates entering the primary care field. We believe our physician staffing services business is well positioned to respond to the current and future needs of its healthcare customers.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	74.9	75.1	74.3	74.3
Selling, general and administrative expenses	24.0	25.4	24.3	25.4
Bad debt expense	0.1	0.2	0.3	0.1
Depreciation and amortization	1.4	1.8	1.4	1.8
Restructuring costs	0.4	—	0.2	—
Legal settlement charge	0.7	—	0.3	—
Impairment charge	—	17.2	—	8.6
Loss from operations	(1.5)	(19.7)	(0.8)	(10.2)
Foreign exchange gain	(0.1)	(0.2)	—	(0.1)
Interest expense	0.1	0.5	0.2	0.6
Loss on early extinguishment of debt	—	—	0.6	—
Other expense (income), net	—	0.1	—	0.1
Loss from continuing operations before income taxes	(1.5)	(20.1)	(1.6)	(10.8)
Income tax benefit	(0.2)	(2.8)	(0.3)	(2.3)
Loss from continuing operations	(1.3)	(17.3)	(1.3)	(8.5)
(Loss) income from discontinued operations, net of income taxes	—	4.0	1.1	1.6
Net loss	(1.3)%	(13.3)%	(0.2)%	(6.9)%

Dispositions

On February 15, 2013, we completed the sale of our clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.75 million earn-out related to certain performance-based milestones has been treated as contingent consideration and we assigned no value to this earn-out as of June 30, 2013 based on recent information available to us including a revised revenue forecast for the Arena Contract (as defined in the agreement). In addition, the FTE earn-out (as defined in the agreement) was not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2.25 million as of June 30, 2013. (see Note 7 – Fair Value Measurements, to our condensed consolidated financial statements for more information).

Of the $52.0 million purchase price, paid at closing, $3.75 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. We recorded the $3.75 million indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable.

We have agreed to provide certain transitional services to the Buyer for a period of up to 6 months, subject to extension in certain circumstances (including our prior written consent).

The sale was a result of an extensive review of our business and the changing competitive landscape in the pharmaceutical outsourcing industry. This segment consisted of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. As of June 30, 2013, our clinical trial services segment has been classified as discontinued operations and its results of operations have been classified for all periods presented.

Acquisitions

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). As of June 30, 2013, an indemnification escrow account of $3.6 million exists.

Goodwill, Trademarks and Other Identifiable Intangible Assets

Goodwill, trademarks and other intangible assets represented 59.0% of our stockholders’ equity as of June 30, 2013. Goodwill, trademarks and other identifiable intangible assets from acquisitions were $62.7 million, $48.7 million and $13.4 million, respectively, net of accumulated amortization, at June 30, 2013. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually at year-end, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012 (a)	2013	2012 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$67,539	$67,617	$140,288	$137,154
Physician staffing	32,954	30,939	61,021	60,198
Other human capital management services	10,275	10,291	19,775	21,295
	$110,768	$108,847	$221,084	$218,647

Contribution income (b):
Nurse and allied staffing (c)	3,693	1,801	9,036	5,260
Physicians staffing	2,457	2,677	4,629	5,084
Other human capital management services	534	275	824	1,385
	6,684	4,753	14,489	11,729

Unallocated Corporate overhead (c)	5,581	5,470	11,997	11,396
Depreciation	1,040	1,365	2,062	2,763
Amortization	566	566	1,132	1,132
Restructuring costs	375	—	375	—
Legal settlement charge	750	—	750	—
Impairment charge	—	18,732	—	18,732
Loss from operations	$(1,628)	$(21,380)	$(1,827)	$(22,294)

___________________

(a)	Prior periods have been restated to conform to the 2013 presentation of our former clinical trial services business segment from continuing operations to discontinued operations.

(b)
We define contribution income or loss from operations before depreciation, amortization, restructuring costs, legal settlement charges, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(c)
In 2013, we refined our methodology for allocating certain corporate overhead expenses to our nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

Comparison of Results for the Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Revenue from services

Revenue from services increased 1.8%, to $110.8 million for the three months ended June 30, 2013, as compared to $108.8 million for the three months ended June 30, 2012. The increase was due to higher revenue from our physician staffing segment, partially offset by a decrease in revenue from our nurse and allied staffing segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased slightly to $67.5 million in the three months ended June 30, 2013, from $67.6 million in the three months ended June 30, 2012. Lower staffing volume more than offset higher bill rates in the three months ended June 30, 2013.

The average number of nurse and allied staffing FTEs on contract during the three months ended June 30, 2013, decreased 3.5% from the three months ended June 30, 2012. The average nurse and allied staffing revenue per FTE per day increased 3.6% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to an increase in our average bill rates.

Physician staffing

Revenue from our physician staffing business increased 6.5% to $33.0 million for the three months ended June 30, 2013, compared to $30.9 million in the three months ended June 30, 2012. The increase in revenue is due to a combination of higher volume and higher bill rates in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled increased 2.6% to 21,999 days in the three months ended June 30, 2013, compared to 21,447 days in the three months ended June 30, 2012. Revenue per day filled for the three months ended June 30, 2013 was $1,498, a 3.8% increase from the three months ended June 30, 2012. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Other human capital management services

Revenue from other human capital management services for the three months ended June 30, 2013, was relatively flat at $10.3 million for the three months ended June 30, 2012 and 2013. Reduced seminar attendance in our education and training business was offset by a slight increase in revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $1.2 million, or 1.5%, to $82.9 million for the three months ended June 30, 2013, as compared to $81.7 million for three months ended June 30, 2012.

As a percentage of total revenue, direct operating expenses represented 74.9% of revenue for the three months ended June 30, 2013, and 75.1% for the three months ended June 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 3.8%, to $26.6 million for the three months ended June 30, 2013, as compared to $27.6 million for the three months ended June 30, 2012. As a percentage of total revenue, selling, general and administrative expenses were 24.0% and 25.4%, for the three months ended June 30, 2013 and 2012, respectively. The decrease is primarily due to lower accruals for estimated state non-income taxes and lower healthcare costs in the three months ended June 30, 2013. Selling, general and administrative expenses in the three months ended June 30, 2012 included $0.5 million of increased accruals for estimated state non-income taxes primarily related to estimates for the 2005-2011 tax years.

Included in selling, general and administrative expenses are unallocated corporate overhead of $5.6 million for three months ended June 30, 2013, compared to $5.5 million for the three months ended June 30, 2012.  As a percentage of consolidated revenue, unallocated corporate overhead was 5.0% for the three month periods ended June 30, 2013 and 2012. Share-based compensation, included in unallocated corporate overhead, was $0.6 million and $0.7 million in the three months ended June 30, 2013 and 2012, respectively.

Bad debt expense

In the three months ended June 30, 2013, we recorded $0.1 million of reserves for bad debt representing 0.1% of consolidated revenue from services.  The increase in our reserve for bad debt related to the aging of certain accounts.  In the three months ended June 30, 2012, we recorded $0.2 million of reserves for bad debt representing 0.2% of consolidated revenue from services.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the three months ended June 30, 2013, increased $1.9 million or 105.1%, to $3.7 million from $1.8 million in three months ended June 30, 2012. As a percentage of segment revenue, contribution income was 5.5% for the three months ended June 30, 2013, and 2.7% for the three months ended June 30, 2012. The margin improvement was primarily due to lower selling, general, and administrative expenses and housing costs, and improved bill/pay spreads in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In addition, the three months ended June 30, 2012 included $0.3 million of additional pretax liability accrual for certain non-income tax matters, primarily related to 2005-2011 tax years.

Physician staffing

Contribution income from physician staffing for the three months ended June 30, 2013 decreased $0.2 million or 8.2% to $2.5 million, from $2.7 million in the three months ended June 30, 2012. As a percentage of segment revenue, contribution income was 7.5% in the three months ended June 30, 2013 and 8.7% in the three months ended June 30, 2012. This decrease was primarily due to a combination of unfavorable professional liability claims development and higher physician compensation, partially offset by lower health insurance costs in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Other human capital management services

Contribution income from other human capital management services for the three months ended June 30, 2013 increased 94.2%, to $0.5 million, from $0.3 million in the three months ended June 30, 2012. Contribution income as a percentage of segment revenue was 5.2% for the three months ended June 30, 2013 and 2.7% for the three months ended June 30, 2012. The increase in contribution income margin was partly due to accruals for estimated state non-income based taxes in the prior year quarter.

Depreciation and amortization expense

Depreciation and amortization expense in the three months ended June 30, 2013, totaled $1.6 million as compared to $1.9 million for the three months ended June 30, 2012. As a percentage of consolidated revenue, depreciation and amortization expense was 1.4% for the three months ended June 30, 2013 and 1.8% for the three months ended June 30, 2012.

Restructuring Costs

During the three months ended June 30, 2013, we initiated a restructuring plan to reduce operating costs and recorded a restructuring charge of $0.4 million, pretax, primarily related to senior management severance pay. Severance costs are included as restructuring costs in the condensed consolidated statements of operations. No similar charges were recorded in the three months ended June 30, 2012.

Legal Settlement Charge

During the three months ended June 30, 2013, we agreed in principle to settle a wage and hour class action lawsuit in California for $0.75 million, subject to a final binding agreement and approval by the court. The amount was accrued in the second quarter of 2013. See Note 10- Commitments and Contingencies to our condensed consolidated financial statements.

Impairment Charge
Impairment charge in the three months ended June 30, 2012 represented impairment of goodwill for the nurse and allied staffing segment due to the results of an interim impairment analysis pursuant to the Intangibles - Goodwill and Other Topic of the FASB ASC. We determined that the fair value of our nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our first and second quarters of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012.

Interest expense

Interest expense totaled $0.2 million for the three months ended June 30, 2013 compared to $0.6 million for the three months ended June 30, 2012. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.1% through February 15, 2013 (the day we repaid our outstanding debt with proceeds from the sale of clinical trial services business). The effective interest rate on our borrowings was 2.1% for the three month periods ended June 30, 2012. See Note 6- Debt, to our condensed consolidated financial statements for more information.

Income tax benefit

Income tax benefit from continuing operations totaled $0.3 million for the three months ended June 30, 2013, as compared to $3.1 million for the three months ended June 30, 2012. The effective tax rate was 15.2% and 13.9% in the three months ended June 30, 2013 and 2012, respectively. The effective tax rate is lower than statutory rates primarily due to the impact of certain non-deductible per diem payments and foreign taxes, which reduced our income tax benefit in both the three months ended June 30, 2013 and 2012.

Income (loss) from discontinued operations, net of income taxes

Income (loss) from discontinued operations, net of income taxes includes the results from the sale of the clinical trial services business which is classified as discontinued in the three months ended June 30, 2013. The clinical trial services business had income from operations before income taxes of $1.1 million in the quarter ended June 30, 2012. See Note 2 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Comparison of Results for the Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Revenue from services

Revenue from services increased 1.1%, to $221.1 million for the six months ended June 30, 2013, as compared to $218.6 million for the six months ended June 30, 2012. The increase was due to higher revenue from our nurse and allied and physician staffing businesses, partially offset by a decrease in revenue from our other human capital management services business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased 2.3%, to $140.3 million in the six months ended June 30, 2013, from $137.2 million in the six months ended June 30, 2012 due to higher average bill rates in the three months ended June 30, 2013.

The average number of nurse and allied staffing FTEs on contract during the six months ended June 30, 2013, decreased 0.3% from the six months ended June 30, 2012. The average nurse and allied staffing revenue per FTE per day increased 3.2% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to the increase in our average bill rates.

Physician staffing

Revenue from our physician staffing business increased 1.4% to $61.0 million for the six months ended June 30, 2013, compared to $60.2 million in the six months ended June 30, 2012. The increase in revenue is primarily due to higher revenue per days filled in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 3.0% to 40,801 days in the six months ended June 30, 2013, compared to 42,064 days in the six months ended June 30, 2012. Revenue per day filled for the six months ended June 30, 2013 was $1,496, a 4.5% increase from the six months ended June 30, 2012. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Other human capital management services

Revenue from other human capital management services for the six months ended June 30, 2013, decreased 1.5 million, or 7.1%, to $19.8 million from $21.3 million in the six months ended June 30, 2012, reflecting a lower number of seminars and lower revenue from our search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $1.9 million, or 1.2%, to $164.4 million for the six months ended June 30, 2013, as compared to for six months ended June 30, 2012. As a percentage of total revenue, direct operating expenses represented 74.3% of revenue for the six months ended June 30, 2013 and 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 3.4%, to $53.7 million for the six months ended June 30, 2013, as compared to $55.5 million for the six months ended June 30, 2012. As a percentage of total revenue, selling, general and administrative expenses were 24.3% and 25.4%, for the six months ended June 30, 2013 and 2012, respectively. The decrease is partly due to lower accruals for estimated state non-income taxes in the six months ended June 30, 2013. Selling, general and administrative expenses in the six months ended June 30, 2012 included $0.5 million of increased accruals for estimated state non-income taxes primarily related to estimates for the 2005-2011 tax years.

Included in selling, general and administrative expenses are unallocated corporate overhead of $12.0 million for six months ended June 30, 2013, compared to $11.4 million for the six months ended June 30, 2012.  As a percentage of consolidated revenue, unallocated corporate overhead was 5.4% and 5.2% for the six month periods ended June 30, 2013 and 2012, respectively. Share-based compensation, included in unallocated corporate overhead, was $1.2 million and $1.4 million in the six months ended June 30, 2013 and 2012, respectively.

Bad debt expense

In the six months ended June 30, 2013, we recorded $0.6 million of reserves for bad debt representing 0.3% of consolidated revenue from services.  The increase in our reserve for bad debt related to the aging of certain accounts.  In the six months ended June 30, 2012, we recorded $0.3 million of reserves for bad debt representing 0.1% of consolidated revenue from services.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment for the six months ended June 30, 2013, increased 71.8%, to $9.0 million from $5.3 million in six months ended June 30, 2012. As a percentage of segment revenue, contribution income was 6.4% for the six months ended June 30, 2013, and 3.8% for the six months ended June 30, 2012. The margin improvement was primarily due to a combination of lower housing costs and lower professional liability expenses, related to a specific case that was settled, as well as lower selling, general and administrative expenses in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Selling, general and administrative expenses in this business segment included $0.3 million of increased accruals for estimated state non-income taxes in the six months ended June 30, 2012. See Note 10- Commitments and Contingencies to our condensed consolidated financial statements.

Physician staffing

Contribution income from physician staffing for the six months ended June 30, 2013 decreased 8.9% to $4.6 million, from $5.1 million in the six months ended June 30, 2012. As a percentage of segment revenue, contribution income was 7.6% in the six months ended June 30, 2013 and 8.4% in the six months ended June 30, 2012. This decrease was primarily due to a combination of higher physician compensation and unfavorable professional liability claims development partially offset by lower health insurance costs in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Other human capital management services

Contribution income from other human capital management services for the six months ended June 30, 2013 decreased 40.5%, to $0.8 million, from $1.4 million in the six months ended June 30, 2012. Contribution income as a percentage of segment revenue was 4.2% for the six months ended June 30, 2013 and 6.5% for the six months ended June 30, 2012. The decrease in contribution income margin was primarily due to an increase in selling, general and administrative expenses and negative operating leverage in our retained search business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines, the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the six months ended June 30, 2013, totaled $3.2 million as compared to $3.9 million for the six months ended June 30, 2012. As a percentage of consolidated revenue, depreciation and amortization expense was 1.4% for the six months ended June 30, 2013 and 1.8% for the six months ended June 30, 2012.

Restructuring Costs

During the six months ended June 30, 2013, we initiated a restructuring plan to reduce operating costs and recorded a restructuring charge of $0.4 million, pretax, related to senior management severance pay. Severance costs are included as restructuring costs in the condensed consolidated statements of operations. No similar charges were recorded in the six months ended June 30, 2012.

Legal Settlement Charge

During the six months ended June 30, 2013, we agreed in principle to settle a wage and hour class action lawsuit in California for $0.75 million, subject to a final binding agreement and approval by the court. The amount was accrued in the second quarter of 2013. See Note 10- Commitments and Contingencies to our condensed consolidated financial statements.

Impairment Charge
Impairment charge in the six months ended June 30, 2012 represented impairment of goodwill for the nurse and allied staffing segment due to the results of an interim impairment analysis pursuant to the Intangibles - Goodwill and Other Topic of the FASB ASC. We determined that the fair value of our nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our first and second quarters of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pre-tax goodwill impairment charge of $18.7 million as of June 30, 2012.
Loss on early extinguishment of debt

Loss on early extinguishment of debt of $1.4 million in the six months ended June 30, 2013 relates to the write off of unamortized debt issuance costs related to our prior credit agreement.  See Note 6- Debt, to our condensed consolidated financial statements for more information. No similar costs were incurred in the six months ended June 30, 2012.

Interest expense

Interest expense totaled $0.4 million for the six months ended June 30, 2013 compared to $1.2 million for the six months ended June 30, 2012. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.1% through February 15, 2013 (the day we repaid our outstanding debt with proceeds from the sale of clinical trial services business). The effective interest rate on our borrowings was 2.2% for the six month periods ended June 30, 2012. See Note 6- Debt, to our condensed consolidated financial statements for more information.

Income tax benefit

Income tax benefit from continuing operations totaled $0.8 million for the six months ended June 30, 2013, as compared to $5.0 million for the six months ended June 30, 2012. The effective tax rate was 21.4% and 21.5% in the six months ended June 30, 2013 and 2012, respectively. The effective tax rate is lower than statutory rates primarily due to the impact of certain non-deductible per diem payments and foreign taxes, which reduced our income tax benefit in both the six months ended June 30, 2013 and 2012.

Income (loss) from discontinued operations, net of income taxes

Income (loss) from discontinued operations, net of income taxes includes the results from the sale of the clinical trial services business which is classified as discontinued in the six months ended June 30, 2013. The clinical trial services business had income from operations before income taxes of $0.5 million in the six months ended June 30, 2013 compared to $1.9 million in the six months ended June 30, 2012. The income from discontinued operations, net of tax of $2.5 million included a $4.1 million gain ($2.2 million net of taxes) on the sale of our clinical trial services business in the six months ended June 30, 2013. See Note 2 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Liquidity and Capital Resources

As of June 30, 2013, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 3 to 1. Working capital increased $4.8 million to $77.5 million as of June 30, 2013 from $72.8 million as of December 31, 2012.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service.  We believe that operating cash flows and cash on hand, along with amounts available under our Loan Agreement, will be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $4.4 million in the six months ended June 30, 2013, compared to cash provided by operating activities of $3.8 million in the six months ended June 30, 2012. The number of days’ sales outstanding, excluding clinical trial services business, was 52 days at June 30, 2013 and December 31, 2012.

Investing activities provided $45.5 million in the six months ended June 30, 2013, compared to a use of $1.8 million in the six months ended June 30, 2013. During the six months ended June 30, 2013, we sold the clinical trial services business. The net proceeds from the sale of this business segment were $45.9 million which included costs to sell the business. We used $0.4 million for capital expenditures in the six months ended June 30, 2013 compared to $1.7 million in the six months ended June 30, 2012.

Net cash used in financing activities during the six months ended June 30, 2013, was $34.3 million compared to $6.4 million during the six months ended June 30, 2012, primarily related to net payments on our total debt in both periods. During the six months ended June 30, 2013, we repaid total debt, net of borrowings, in the amount of $33.5 million primarily using the proceeds from the sale of clinical trial services business.  In addition, we used $0.5 million to pay debt issuance costs related to our Loan Agreement (as described in Credit Facility below). In the six months ended June 30, 2012, we repaid total debt, net of borrowings, of $5.8 million using cash on hand and cash flow from operations. In addition, we used $0.4 million for stock repurchases, as described in the Stockholders' Equity section.

Stockholders’ Equity

Stock Repurchase Program

As of June 30, 2013, there are 942,443 shares remaining under our February 2008 Board authorization and 31.1 million shares of common stock outstanding.  Subject to certain conditions as described in the Loan Agreement entered into on January 9, 2013, we may repurchase up to an aggregate amount of $5.0 million of our Equity Interests (as defined in the Loan Agreement). During the six months ended June 30, 2013, we did not repurchase any shares under our February 2008 Board of Directors’ authorization.

During the six months ended June 30, 2012, we repurchased 71,653 shares at an average price of $5.22, under our February 2008 Board of Directors’ authorization. The cost of such purchases was $0.4 million. All of the common stock was retired.

Share-based Payments

During the three months ended June 30, 2013, 309,009 shares of restricted stock at a weighted average price of $4.54 were granted to Directors and key employees. In addition, 292,500 stock appreciation rights were granted to key employees at a weighted average price of $5.21 and a weighted average valuation per share of $1.73. Similar to prior grants, the restricted stock vests 25% per year over a four year period on the anniversary date of the grant. The stock appreciation rights vest 25% per year over a four year period, expire after seven years and can only be settled with stock.

Credit Facility

Loan Agreement

On January 9, 2013, we terminated our commitments under senior secured credit agreement (July 2012 Credit Agreement) and entered into a Loan and Security Agreement (Loan Agreement), by and among us and certain of our domestic subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit. As of June 30, 2013, we had no revolver borrowings outstanding under this Loan Agreement. As of June 30, 2013, the availability under the Loan Agreement was approximately $39.6 million based on its May accounts receivable. We had $11.8 million of letters of credit outstanding as of June 30, 2013.

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

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements and, as of June 30, 2013, there were no material changes in our contractual obligations and other commitments since December 31, 2012.

In July 2013, we entered into an agreement to lease 41,607 square feet of space in Peachtree Corners, Georgia for our physician staffing business. The commitment is for ten years and eight months, subject to adjustment and earlier termination as provided in the lease, and totals approximately $4.2 million, excluding operating costs. The lease also contains certain lease incentives including a tenant improvement allowance of up to $1.5 million, or which any excess may be used for moving expenses. The commencement of the lease is expected to be in the first quarter of 2014.
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

●
In late 2012, Alice Ogues, a former employee of Travel Staff, LLC (then CC Staffing, Inc.) commenced a putative wage and hour class action against the company.  The case is pending in the United States District Court for the Northern District of California, under the caption Ogues v. CC Staffing, Inc., Case No. 12-cv-6135-JCS.  The Plaintiff seeks to represent a class of all individuals employed by the company as non-exempt workers from December 4, 2008 to the present and alleges that Travel Staff: (1) failed to provide meal periods; (2) failed to provide rest breaks; (3) failed to pay minimum and overtime wages; (4) failed to timely pay wages during employment; (5) made unlawful deductions from wages; (6) failed to provide accurate itemized wage statements; (7) waiting time penalties; and (8) unfair competition.  In June 2013, the parties reached a settlement in principle for $0.75 million, and are negotiating the terms of an agreement.   Preliminary and final approval hearing dates have not yet been set by the court.

●
On September 8, 2010, the Company's subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina.  Plaintiff alleged that a former employee of Cross Country TravCorps was negligent in caring for a patient which resulted in the death of that patient.  New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against the former nurse and Cross Country TravCorps for the actions of the nurse pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital.

On April 19, 2013, an arbitration panel found the former nurse negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that the facility was entitled to recover compensatory damages from the former nurse and

Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center was entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees.  The panel also found that, but for the negligence of the former nurse, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country was entitled to recover indemnity from the former nurse to the full extent Cross Country actually paid New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). The former nurse had insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, the Company has excess coverage that was expected to cover the amount of loss over $2.0 million.

During the second quarter of 2013, the former nurse's insurance carrier paid New Hanover Regional Medical Center $2,000,000 and Cross Country made an indemnity payment to the facility in the amount of $920,450. Cross Country has been reimbursed $883,450 from its excess carrier and anticipates full reimbursement of any remaining costs.

Deferred Tax Assets and Liabilities

The Company is in a net deferred tax asset position on our condensed consolidated balance sheet as of June 30, 2013.  We have determined that it is more likely than not that the net deferred tax asset will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.5 million has been recorded. Refer to our Management’s Discussion and Analysis – Critical Accounting Principles and Estimates in our Form 10-K for further information.

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

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists (ASU 2013-11).

ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. We are currently evaluating its impact on the financial statements and disclosures.

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

In late 2012, Alice Ogues, a former employee of Travel Staff, LLC (then CC Staffing, Inc.) commenced a putative wage and hour class action against the company.  The case is pending in the United States District Court for the Northern District of California, under the caption Ogues v. CC Staffing, Inc., Case No. 12-cv-6135-JCS.  The Plaintiff seeks to represent a class of all individuals employed by the company as non-exempt workers from December 4, 2008 to the present and alleges that Travel Staff: (1) failed to provide meal periods; (2) failed to provide rest breaks; (3) failed to pay minimum and overtime wages; (4) failed to timely pay wages during employment; (5) made unlawful deductions from wages; (6) failed to provide accurate itemized wage statements; (7) waiting time penalties; and (8) unfair competition.  In June 2013, the parties reached a settlement in principle for $0.75 million, and are negotiating the terms of an agreement.   Preliminary and final approval hearing dates have not yet been set by the court.

On September 8, 2010, the Company's subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina.  Plaintiff alleged that a former employee of Cross Country TravCorps was negligent in caring for a patient which resulted in the death of that patient.  New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against the former nurse and Cross Country TravCorps for the actions of the nurse pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital.

On April 19, 2013, an arbitration panel found the former nurse negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that the facility was entitled to recover compensatory damages from the former nurse and Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center was entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees.  The panel also found that, but for the negligence of the former nurse, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country was entitled to recover indemnity from the former nurse to the full extent Cross Country actually paid New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). The former nurse had insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, the Company has excess coverage that was expected to cover the amount of loss over $2.0 million.

During the second quarter of 2013, the former nurse's insurance carrier paid New Hanover Regional Medical Center $2,000,000 and Cross Country made an indemnity payment to the facility in the amount of $920,450.  Cross Country has been reimbursed $883,450 from its excess carrier and anticipates full reimbursement of any remaining costs.
.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 7, 2013	By:	/s/ Emil Hensel
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

*10.1	Lease Agreement, dated July 18, 2013, between Peachtree II and III, a Georgia limited liability company, and MDA Holdings, Inc.
*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith