Form 10-Q/A
period 2013-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2013-08-20
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q/A
Amendment No. 1
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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission on August 7, 2013 is to correct the Certifications of the President and Chief Executive Officer and Chief Financial Officer (Exhibits 31.1 and 31.2) and to revise the Exhibit Index. No other changes have been made to the Form 10-Q, as originally filed.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: August 20, 2013	By:	/s/ Emil Hensel
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

**10.1	Lease Agreement, dated July 18, 2013, between Peachtree II and III, a Georgia limited liability company, and MDA Holdings, Inc.
*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, Chief Executive Officer, as corrected

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer, as corrected

**32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, Chief Executive Officer

**32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Previously Filed with original filing