Form 10-Q
period 2013-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2013-11-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 31,085,289 shares of Common Stock, par value $0.0001 per share, as of October 31, 2013.

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

SEPTEMBER 30, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,453	$10,463
Accounts receivable, less allowance for doubtful accounts of $1,846 in 2013 and $1,841 in 2012	57,773	62,674
Deferred tax assets	13,371	12,561
Income taxes receivable	2,843	586
Prepaid expenses	6,139	5,580
Assets held for sale	—	46,971
Insurance recovery receivable	4,092	5,484
Other current assets	672	1,049
Total current assets	117,343	145,368
Property and equipment, net of accumulated depreciation of $44,819 in 2013 and $41,918 in 2012	5,878	8,235
Trademarks, net	48,701	48,701
Goodwill, net	62,712	62,712
Other identifiable intangible assets, net	12,808	14,492
Debt issuance costs, net	521	1,610
Non-current deferred tax assets	12,960	16,182
Indemnity escrow receivable	3,750	—
Non-current insurance recovery receivable	10,449	8,210
Other long-term assets	376	413
Total assets	$275,498	$305,923

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,302	$10,130
Accrued employee compensation and benefits	19,956	21,650
Current portion of long-term debt and capital lease obligations	146	33,683
Liabilities related to assets held for sale	—	2,835
Other current liabilities	6,972	4,289
Total current liabilities	37,376	72,587
Long-term debt and capital lease obligations	109	176
Long-term accrued claims	17,335	16,347
Other long-term liabilities	7,905	7,691
Total liabilities	62,725	96,801

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	245,860	244,924
Accumulated other comprehensive loss	(983)	(3,083)
Accumulated deficit	(32,107)	(32,722)
Total stockholders' equity	212,773	209,122
Total liabilities and stockholders' equity	$275,498	$305,923

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue from services	$108,048	$112,258	$329,132	$330,905
Operating expenses:
Direct operating expenses	79,864	84,802	244,234	247,263
Selling, general and administrative expenses	25,504	26,832	79,172	82,361
Bad debt expense	215	268	769	592
Depreciation	890	1,035	2,952	3,798
Amortization	552	566	1,684	1,698
Restructuring costs	109	—	484	—
Legal settlement charge	—	—	750	—
Impairment charge	—	—	—	18,732
Total operating expenses	107,134	113,503	330,045	354,444
Income (loss) from operations	914	(1,245)	(913)	(23,539)
Other expenses (income):
Foreign exchange (gain) loss	(53)	108	(154)	3
Interest expense	190	698	634	1,908
Loss on early extinguishment and modification of debt	—	82	1,419	82
Other (income) expense, net	(32)	(89)	(83)	39
Income (loss) from continuing operations before income taxes	809	(2,044)	(2,729)	(25,571)
Income tax benefit	(644)	(2,763)	(1,401)	(7,811)
Income (loss) from continuing operations	1,453	719	(1,328)	(17,760)
(Loss) income from discontinued operations, net of income taxes	(539)	(18,319)	1,943	(14,928)
Net income (loss)	$914	$(17,600)	$615	$(32,688)

Net income (loss) per common share, basic:
Continuing operations	$0.05	$0.02	$(0.04)	$(0.58)
Discontinued operations	(0.02)	(0.59)	0.06	(0.48)
Net income (loss)	$0.03	$(0.57)	$0.02	$(1.06)

Net income (loss) per common share, diluted:
Continuing operations	$0.05	$0.02	$(0.04)	$(0.58)
Discontinued operations	(0.02)	(0.59)	0.06	(0.48)
Net income (loss)	$0.03	$(0.57)	$0.02	$(1.06)

Weighted average common shares outstanding:
Basic	31,085	30,902	30,984	30,823
Diluted	31,161	30,925	30,984	30,823

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$914	$(17,600)	$615	$(32,688)

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(128)	698	(413)	446
Reclassification of currency translation adjustments related to sale of clinical trial services business (see Note 3 - Comprehensive Income)	—	—	2,337	—
Write-down of marketable securities	—	—	—	39
Net change in fair value of marketable securities	—	—	—	(1)
Other comprehensive (loss) income, before tax	(128)	698	1,924	484
Income tax (benefit) expense related to items of other comprehensive (loss) income	(47)	—	(176)	15
Other comprehensive (loss) income, net of tax	(81)	698	2,100	469

Comprehensive income (loss)	$833	$(16,902)	$2,715	$(32,219)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income (loss)	$615	$(32,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,952	4,372
Amortization	1,684	2,440
Impairment charge	—	42,232
Bad debt expense	774	648
Loss on early extinguishment and modification of debt	1,419	82
Deferred income tax expense (benefit)	2,195	(14,263)
Share-based compensation	1,635	1,980
Gain on sale of clinical trial services business	(4,014)	—
Other	176	1,324
Changes in operating assets and liabilities:
Accounts receivable	5,322	(4,995)
Other assets	(940)	552
Income taxes	(1,651)	142
Accounts payable and accrued expenses	(338)	2,294
Other liabilities	1,730	1,586
Net cash provided by operating activities	11,559	5,706

Investing activities
Proceeds from sale of business segment, net of cash sold and transaction costs	45,704	—
Purchases of property and equipment	(676)	(2,120)
Other investing activities	—	(206)
Net cash provided by (used in) investing activities	45,028	(2,326)

Financing activities
Principal repayments on term loan	(23,125)	(42,389)
Proceeds from borrowing on term loan	—	25,000
Repayments on revolving credit facility	(10,000)	(12,300)
Borrowings under revolving credit facility	—	22,300
Repayments on asset-based revolving credit facility	(49,244)	—
Borrowings under asset-based revolving credit facility	49,244	—
Principal payments on capital lease obligations and note payable	(451)	(151)
Repurchase of stock for restricted stock tax withholdings	(301)	(152)
Debt issuance costs	(506)	(1,268)
Stock repurchase and retirement	—	(374)
Net cash used in financing activities	(34,383)	(9,334)

Effect of exchange rate changes on cash	(214)	138

Change in cash and cash equivalents	21,990	(5,816)
Cash and cash equivalents at beginning of period	10,463	10,648
Cash and cash equivalents at end of period	$32,453	$4,832

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Certain prior year amounts have been reclassified to conform to the current period presentation (see Note 9 – Segment Data for more information).

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

On February 15, 2013, the Company completed the sale of its clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. At closing, the total amount paid was reduced by $0.1 million for the amount the Targeted Net Working Capital exceeded the Estimated Net Working Capital. Subsequent to September 30, 2013, the Company paid an additional $0.2 million to the Buyer to finalize the Net Working Capital adjustment, pursuant to the agreement.

The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.75 million earn out related to certain performance-based milestones is treated as contingent consideration and the Company assigned no fair value to this earn-out as of September 30, 2013 based on recent information available to the Company. In addition, a portion of the performance-based milestones was not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2.25 million as of September 30, 2013 (see Note 7 – Fair Value Measurements for more information).

Of the $52.0 million purchase price paid at closing, $3.75 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $3.75 million indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable. As of September 30, 2013 there was no known information about any indemnity claims.

The Company has provided certain transitional services to the Buyer since the sale date, which have substantially ceased as of September 30, 2013.

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

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(amounts in thousands)
Revenue	$—	$16,865	$7,939	$51,162

(Loss) income from discontinued operations before gain on sale and income taxes (a)	—	(22,354)	483	(20,427)
(Loss) gain on sale of discontinued operations	(71)	—	4,014	—
Income tax (expense) benefit	(468)	4,035	(2,554)	5,499
(Loss) income from discontinued operations, net of income taxes	$(539)	$(18,319)	$1,943	$(14,928)

 _______________

(a)	Amounts for the three and nine months ended September 30, 2012 include a pre-tax goodwill impairment charge of $22.1 million and a pre-tax trademark impairment charge of $1.4 million.

3.	COMPREHENSIVE INCOME

Total comprehensive income includes net loss, foreign currency translation adjustments, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $1.2 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively.

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

During the three months ended September 30, 2013, the income tax benefit related to other comprehensive income was immaterial. During the nine months ended September 30, 2013, $0.2 million of income tax benefit related to foreign currency translation adjustments was included on the Company's condensed consolidated statements of comprehensive (loss) income.

4.	EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,544,503 and 1,701,697 during the three and nine months ended September 30, 2013, respectively, and 2,265,206 and 1,986,228, during the three and nine months ended September 30, 2012, respectively. For purposes of calculating net income (loss) per common share, the Company excluded potentially dilutive shares of 135,846 for the nine months ended September 30, 2013 and 41,998 for the nine months ended September 30, 2012, from the calculation as their effect would have been anti-dilutive due to the Company’s net income (loss) from continuing operations in those periods.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(amounts in thousands)
Income (loss) from continuing operations	$1,453	$719	$(1,328)	$(17,760)
(Loss) income from discontinued operations, net of tax	(539)	(18,319)	1,943	(14,928)
Net income (loss)	$914	$(17,600)	$615	$(32,688)

Net income (loss) per common share, basic:
Continuing operations	$0.05	$0.02	$(0.04)	$(0.58)
Discontinued operations	(0.02)	(0.59)	0.06	(0.48)
Net income (loss)	$0.03	$(0.57)	$0.02	$(1.06)

Net income (loss) per common share, diluted:
Continuing operations	$0.05	$0.02	$(0.04)	$(0.58)
Discontinued operations	(0.02)	(0.59)	0.06	(0.48)
Net income (loss)	$0.03	$(0.57)	$0.02	$(1.06)

Weighted average common shares outstanding:
Basic	31,085	30,902	30,984	30,823
Diluted	31,161	30,925	30,984	30,823

5.	ACQUISITIONS

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of September 30, 2013, an indemnification escrow account of $3.6 million exists.

6.	DEBT

At September 30, 2013 and December 31, 2012, long-term debt consists of the following:

	September 30,	December 31,
	2013	2012
	(amounts in thousands)
Term loan, interest 2.72% at December 31, 2012	$—	$23,125
Revolving credit facility, interest 2.72% at December 31, 2012	—	10,000
Capital lease obligations and note payable	255	734

Total debt	255	33,859
Less current portion	(146)	(33,683)
Long-term debt	$109	$176

As of September 30, 2013, the Company’s capital lease obligations mature serially through December 31 as follows (amounts in thousands): 2013 - $79; 2014 - $83; 2015 - $65; and 2016 - $28.

Loan Agreement

On January 9, 2013, the Company terminated its commitments under senior secured credit agreement (July 2012 Credit Agreement) and entered into a Loan and Security Agreement, (Loan Agreement), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20.0 million, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12.0 million; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors. As of September 30, 2013, the availability under the Loan Agreement was approximately $38.1 million based on the Company's August accounts receivable. The Company had $11.5 million letters of credit outstanding as of September 30, 2013. The letters of credit relate to the Company’s workers’ compensation and professional liability policies.

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

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.  As of September 30, 2013, the interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.5% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists.

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

Items Measured at Fair Value on a Recurring Basis:

At September 30, 2013 and December 31, 2012, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and contingent consideration receivable related to the sale of its clinical trial services business.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Contingent Consideration Receivable—The earn out related to the Company’s sale of its clinical trial services business is treated as a contingent consideration receivable for accounting purposes. The Company utilizes Level 3 inputs to value its contingent consideration receivable as significant unobservable inputs are used in the calculation of its fair value and are related to future performance of the disposed business. The fair value of the contingent consideration receivable will be adjusted to its fair value on a quarterly basis with the adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacts the contingent consideration that could be paid to the Company, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. As of September 30, 2013, the Company assigned no value to the performance earn-out based on recent information available to the Company. See Note 2- Discontinued Operations for further information.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2013 and December 31, 2012:

Fair Value Measurements
(amounts in thousands)

	September 30, 2013	December 31, 2012
(Level 1)
Financial Liabilities:
Deferred compensation	$1,517	$1,471

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

The Company recorded the $3.75 million indemnity escrow funds related to the sale of its clinical trial services business as an escrow receivable (see Note 2- Discontinued Operations for more information), and will adjust the amount to the estimated fair value, each reporting period, based on any known information. As of September 30, 2013, the fair value of the escrow receivable was calculated using Level 2 inputs and reflecting a discount for the time value of money.

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Level 2)		(amounts in thousands)
Financial Assets:
Escrow Receivable	$3,750	$3,682	$—	$—
Financial Liabilities:
Term loan and revolver credit facility	$—	$—	$33,125	$32,654

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

Stock Repurchase Program

During the nine months ended September 30, 2013, the Company did not repurchase any shares of its common stock under its February 2008 Board authorization. During the nine months ended September 30, 2012, the Company repurchased, under its February 2008 Board authorization, a total of 71,653 shares at an average price of $5.22. The cost of such purchases was approximately $0.4 million. All of the common stock was retired.

As of September 30, 2013, the Company may purchase up to an additional 942,443 shares of common stock under the February 2008 Board authorization, subject to certain conditions in the Company's Credit Agreement. At September 30, 2013, the Company had approximately 31.1 million shares of common stock outstanding.

Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests (as defined in the Loan Agreement).

Share-Based Payments

During the three and nine months ended September 30, 2013, $0.5 million and $1.6 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 180,613 shares of common stock were issued upon vesting of restricted stock awards in the nine months ended September 30, 2013.

During the three and nine months ended September 30, 2012, $0.6 million and $2.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 161,944 shares of common stock were issued upon vesting of restricted stock awards in the nine months ended September 30, 2012.

During the three months ended September 30, 2013, 31,500 shares of restricted stock at a market price of $5.57 were granted to Directors and key employees of the Company. In addition, 31,500 stock appreciation rights were granted to key employees at a weighted average price of $5.57 and a weighted average valuation per share of $2.15.

During the nine months ended September 30, 2013, 340,509 shares of restricted stock at a market price of $4.64 were granted to Directors and key employees of the Company. In addition, 324,000 stock appreciation rights were granted to key employees at a weighted average price of $5.25 and a weighted average valuation per share of $1.77.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012 (a)	2013	2012 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$67,448	$69,750	$207,736	$206,904
Physician staffing	31,485	32,681	92,506	92,879
Other human capital management services	9,115	9,827	28,890	31,122
	$108,048	$112,258	$329,132	$330,905

Contribution income (b):
Nurse and allied staffing (c)	$5,156	$2,511	$14,192	$7,771
Physicians staffing	2,191	3,108	6,820	8,192
Other human capital management services	55	25	879	1,410
	7,402	5,644	21,891	17,373

Unallocated corporate overhead (c)	4,937	5,288	16,934	16,684
Depreciation	890	1,035	2,952	3,798
Amortization	552	566	1,684	1,698
Restructuring costs	109	—	484	—
Legal settlement charge	—	—	750	—
Impairment charge	—	—	—	18,732
Income (loss) from operations	$914	$(1,245)	$(913)	$(23,539)

_______________

(a)	Prior periods have been restated to conform to the 2013 presentation of the Company’s former clinical trial services business segment from continuing operations to discontinued operations.

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

10.    COMMITMENTS AND CONTINGENCIES

Commitments
In July 2013, the Company entered into an agreement to lease 41,607 square feet of space in Peachtree Corners, Georgia for its physician staffing business. The commitment is for ten years, eight months, subject to adjustment and earlier termination as provided in the lease, and totals approximately $4.2 million, excluding operating costs. The lease also contains certain lease incentives including a tenant improvement allowance of up to $1.5 million, of which any excess may be used for moving expenses. The commencement of the lease is expected to be in the first quarter of 2014.

Legal Contingencies

In late 2012, Alice Ogues, a former employee of Travel Staff, LLC (then CC Staffing, Inc.) commenced a putative wage and hour class action against the Company. The case is pending in the United States District Court for the Northern District of California, under the caption Ogues v. CC Staffing, Inc., Case No. 12-cv-6135-JCS. The Plaintiff seeks to represent a class of all individuals employed by the company as non-exempt workers from December 4, 2008 to the present and alleges that Travel Staff: (1) failed to provide meal periods; (2) failed to provide rest breaks; (3) failed to pay minimum and overtime wages; (4) failed to timely pay wages during employment; (5) made unlawful deductions from wages; (6) failed to provide accurate itemized wage statements; (7) waiting time penalties; and (8) unfair competition. In June 2013, the parties reached a settlement in principle for $750,000, and are negotiating the terms of the settlement agreement. Preliminary and final approval hearing dates have not yet been set by the court. Accordingly, during the second quarter of 2013, the Company accrued a reserve of $750,000 for this claim which is included in other current liabilities and legal settlement charge on its condensed consolidated balance sheets and statements of operations, respectively.

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

On April 19, 2013, an arbitration panel found the nurse negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that the facility was entitled to recover compensatory damages from the nurse and Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center was entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees. The panel also found that, but for the negligence of the nurse, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country was entitled to recover indemnity from the former nurse to the full extent Cross Country actually paid New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). The nurse had insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, the Company has excess coverage that was expected to cover the amount of loss over $2.0 million.

During the second quarter of 2013, the nurse's insurance carrier paid New Hanover Regional Medical Center $2,000,000 and Cross Country made an indemnity payment to the facility in the amount of $920,450. As of September 30, 2013, Cross Country had been reimbursed $883,450 from its excess carrier. Subsequent to September 30, 2013, Cross Country received the remaining reimbursement for the indemnity payment as well as a reimbursement for additional legal expenses related to this claim of $273,474, which was collected in October 2013.

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

During the three and nine months ended September 30, 2013, the Company accrued $0.9 million, primarily based on a change in the estimate of the liability. During the three and nine months ended September 30, 2012, based on a change in the estimate of the liability, an expected state non-income tax audit assessment, and additional estimates for current year activity, the

Company accrued an additional pretax liability related to these non-income tax matters of approximately $0.3 million and $1.0 million, respectively, primarily related to the 2005-2011 tax years. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities as of December 31, 2012 and September 30, 2013, on its condensed consolidated balance sheets. The Company is working with professional tax advisors and state authorities to resolve these matters.

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

For the period ended September 30, 2013 the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-280-30-18) as opposed to estimating its annual effective tax rate.  The Company’s effective tax rate for continuing operations for the three and nine months ended September 30, 2013 was (79.6)% and 51.3%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for continuing operations for the three and nine months ended September 30, 2013 was 43.1% and 4.1%. The effective tax rates are different than the statutory rates primarily due to the impact of the partial non-deductibility of certain per diem expenses.

Unrecognized tax benefits are included in other current liabilities and other long term liabilities on the Company's condensed consolidated balance sheets. In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

Unrecognized Tax Benefits
(amounts in thousands)

Balance at January 1, 2013	$5,203
Additions based on tax provisions related to prior years	390
Additions based on tax provisions related to current year	358
Settlements of tax provisions related to prior years	(183)
Other	7
Balance at September 30, 2013	$5,775

As of September 30, 2013, the Company had approximately $5.3 million of unrecognized tax benefits, net of deferred taxes, which would affect the effective tax rate if recognized. During the nine months ended September 30, 2013, the Company had gross increases of $0.8 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had gross decreases of $0.2 million to its unrecognized benefits related to settlements.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $1.1 million and $0.9 million for the payment of interest and penalties at September 30, 2013 and December 31, 2012, respectively.

The tax years 2004, 2005 and 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of certain states in which the statute of limitations has been extended. In mid-July of 2013, the Company received a notice of proposed audit adjustments from the State of New York relating to the examination of its tax years ending December 31, 2006 through 2009. The Company has increased its current unrecognized tax benefits by $0.4 million as a result of the examination.

12.	RESTRUCTURING AND COST REDUCTION PLAN

During the second quarter of 2013, the Company initiated a restructuring plan to reduce operating costs. As of September 30, 2013, the Company has incurred approximately $0.5 million primarily related to senior management employee severance pay. These costs are included as restructuring costs in the condensed consolidated statements of operations.

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

We have a diversified revenue mix across business sectors and healthcare customers. For the quarter ended September 30, 2013, our nurse and allied staffing business segment which is comprised of travel and per diem nurse staffing, and allied health staffing represented approximately 63% of our revenue. Travel nurse staffing represented approximately 48% of our total revenue and 77% of our nurse and allied staffing business segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, nurse practitioners and respiratory therapists. Our physician staffing business segment represented approximately 29% of our third quarter 2013 revenue and consists of temporary physician staffing services (locum tenens). Our other human capital management services business segment represented approximately 8% of our revenue and consists of education and training and retained search services.

For the quarter ended September 30, 2013, our revenue was $108.0 million, and we had income from continuing operations of $1.5 million, or $0.05 per diluted share. Cash flow from operations for the nine months ended was $11.6 million. We used a portion of the net proceeds from the sale of our clinical trial services business to repay all $29.3 million of our then outstanding debt. We ended the third quarter of 2013 with $32.5 million of cash and cash equivalents and total debt of $0.3 million primarily related to capital lease obligations.

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

Nurse and Allied Staffing

Demand in the third quarter was generally soft across the board due to lower hospital admissions and delays in Electronic Medical Record (EMR) technology implementations. However, contribution income margins improved in the third quarter as a result of: 1) an increase in bill rates which are up 3% year over year; 2) a reduction in housing costs; and 3) an increase in bill/pay spread.

While we experienced a decline in demand for our nurse and allied staffing services early in the quarter, demand at the end of the quarter was up 13% from the beginning of the quarter and this positive trend has continued into the fourth quarter. Also, the number of our healthcare professionals working at our Managed Service Programs (MSP's) increased 18% in the quarter due to higher demand and a 4% increase in market share at our MSP customers. Our book to bill ratio was 111% for the quarter and averaged 123% in the last five weeks of the quarter. The general increase in demand, our recent strong book to bill ratio along with two MSP and four large EMR wins should benefit our fourth quarter somewhat but should mostly help us to get a good start in our nurse and allied business in 2014.

Physician Staffing

Our physician staffing business experienced a decrease in demand throughout the third quarter with revenue down 3.7% year-over-year and 4.5% sequentially. The decrease in demand was partly due to what we believe is an increase in the number of physicians willing to accept permanent opportunities. We experienced declines in many of our specialties. Primary care sub-specialties and OB/GYN were particularly weak, which was partially offset by growth in anesthesia and oncology.

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

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	73.9	75.6	74.2	74.7
Selling, general and administrative expenses	23.6	23.9	24.1	24.9
Bad debt expense	0.2	0.2	0.2	0.2
Depreciation and amortization	1.3	1.4	1.4	1.6
Restructuring costs	0.1	—	0.1	—
Legal settlement charge	—	—	0.2	—
Impairment charge	—	—	—	5.7
Income (loss) from operations	0.9	(1.1)	(0.2)	(7.1)
Foreign exchange (gain) loss	—	0.1	—	—
Interest expense	0.2	0.6	0.2	0.6
Debt financing costs	—	—	—	—
Loss on early extinguishment and modification of debt	—	0.1	0.4	—
Other (income) expense, net	—	(0.1)	—	—
Income (loss) from continuing operations before income taxes	0.7	(1.8)	(0.8)	(7.7)
Income tax benefit	(0.6)	(2.4)	(0.4)	(2.3)
Income (loss) from continuing operations	1.3	0.6	(0.4)	(5.4)
(Loss) income from discontinued operations, net of income taxes	(0.5)	(16.3)	0.6	(4.5)
Net income (loss)	0.8%	(15.7)%	0.2%	(9.9)%

Dispositions

On February 15, 2013, we completed the sale of our clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. At closing, the total amount paid was reduced by $0.1 million for the amount the Targeted Net Working Capital exceeded the Estimated Net Working Capital. Subsequent to September 30, 2013, we paid an additional $0.2 million to the Buyer to finalize the Net Working Capital adjustment, pursuant to the agreement.

The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.75 million earn-out related to certain performance-based milestones, has been treated as contingent consideration and we assigned no value to this earn-out as of September 30, 2013 based on recent information available to us including a revised revenue forecast for the Arena Contract (as defined in the agreement). In addition, the FTE earn-out (as defined in the agreement) was not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2.25 million as of September 30, 2013. (see Note 7 – Fair Value Measurements, to our condensed consolidated financial statements for more information).

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

We have provided certain transitional services to the Buyer since the sale date, which have substantially ceased as of September 30, 2013.

The sale was a result of an extensive review of our business and the changing competitive landscape in the pharmaceutical outsourcing industry. This segment consisted of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. As of September 30, 2013, our clinical trial services segment has been classified as discontinued operations and its results of operations have been classified for all periods presented.

Acquisitions

In September 2008, we consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). As of September 30, 2013, an indemnification escrow account of $3.6 million exists.

Goodwill, Trademarks and Other Identifiable Intangible Assets

Goodwill, trademarks and other intangible assets represented 58.4% of our stockholders’ equity as of September 30, 2013. Goodwill, trademarks and other identifiable intangible assets from acquisitions were $62.7 million, $48.7 million and $12.8 million, respectively, net of accumulated amortization, at September 30, 2013. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain other identifiable intangible assets are not subject to amortization; instead, we review impairment annually at year-end, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 8 to 15 years.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012 (a)	2013	2012 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$67,448	$69,750	$207,736	$206,904
Physician staffing	31,485	32,681	92,506	92,879
Other human capital management services	9,115	9,827	28,890	31,122
	$108,048	$112,258	$329,132	$330,905

Contribution income (b):
Nurse and allied staffing (c)	$5,156	$2,511	$14,192	$7,771
Physicians staffing	2,191	3,108	6,820	8,192
Other human capital management services	55	25	879	1,410
	7,402	5,644	21,891	17,373

Unallocated corporate overhead (c)	4,937	5,288	16,934	16,684
Depreciation	890	1,035	2,952	3,798
Amortization	552	566	1,684	1,698
Restructuring costs	109	—	484	—
Legal settlement charge	—	—	750	—
Impairment charge	—	—	—	18,732
Income (loss) from operations	$914	$(1,245)	$(913)	$(23,539)

___________________

(a)	Prior periods have been restated to conform to the 2013 presentation of our former clinical trial services business segment from continuing operations to discontinued operations.

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

Comparison of Results for the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Revenue from services

Revenue from services decreased 3.8%, to $108.0 million for the three months ended September 30, 2013, as compared to $112.3 million for the three months ended September 30, 2012. All three business segments experienced revenue declines.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment decreased 3.3%, to $67.4 million for the three months ended September 30, 2013, as compared to $69.8 million for the three months ended September 30, 2012. Lower staffing volume more than offset higher bill rates in the three months ended September 30, 2013.

The average number of nurse and allied staffing FTEs on contract during the three months ended September 30, 2013, decreased 6.9% from the three months ended September 30, 2012. The average nurse and allied staffing revenue per FTE per day increased 3.9% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to an increase in our average bill rates and more hours provided per FTE.

Physician staffing

Revenue from our physician staffing business decreased 3.7%, to $31.5 million for the three months ended September 30, 2013, as compared to $32.7 million for the three months ended September 30, 2012. The decrease in revenue is due to lower volume partially offset by higher bill rates in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 8.2%, to 20,788 days in the three months ended September 30, 2013, as compared to 22,647 days in the three months ended September 30, 2012. Revenue per day filled for the three months ended September 30, 2013 was $1,515, a 5.0% increase from the three months ended September 30, 2012. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Other human capital management services

Revenue from other human capital management services decreased 7.2%, to $9.1 million for the three months ended September 30, 2013, as compared to $9.8 million for the three months ended September 30, 2012. The revenue decline was due to fewer seminars being held by our education business and fewer retained search sales in our physician search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $4.9 million or 5.8%, to $79.9 million for the three months ended September 30, 2013, as compared to $84.8 million for three months ended September 30, 2012. As a percentage of total revenue, direct operating expenses decreased to 73.9% in the three months ended September 30, 2013, compared to 75.6% for the three months ended September 30, 2012. This decrease is primarily due to lower field insurance expenses, lower housing costs and a continued expansion of our bill/pay spread in our nurse and allied staffing segment.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 4.9%, to $25.5 million for the three months ended September 30, 2013, as compared to $26.8 million for the three months ended September 30, 2012. This decrease is primarily due to lower compensation expenses, health insurance costs, and direct mail expenses, partially offset by a change in our estimated sales tax liability in our physician staffing business. As a percentage of total revenue, selling, general and administrative expenses were 23.6% and 23.9%, for the three months ended September 30, 2013 and 2012, respectively.

Included in selling, general and administrative expenses are unallocated corporate overhead of $4.9 million for three months ended September 30, 2013, compared to $5.3 million for the three months ended September 30, 2012.  As a percentage of consolidated revenue, unallocated corporate overhead was 4.6% for the three months ended September 30, 2013 and 4.7% for the three months ended September 30, 2012. Share-based compensation, included in unallocated corporate overhead, was $0.5 million and $0.6 million in the three months ended September 30, 2013 and 2012, respectively.

Bad debt expense

Bad debt expense totaled $0.2 million in the three months ended September 30, 2013, and $0.3 million in the three months ended September 30, 2012. Bad debt expense as a percentage of revenue was 0.2% in the three months ended September 30, 2013 and 2012.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment increased $2.6 million or 105.3%, to $5.2 million for the three months ended September 30, 2013, as compared to $2.5 million for the three months ended September 30, 2012. As a percentage of segment revenue, contribution income was 7.6% for the three months ended September 30, 2013, and 3.6% for the three months ended September 30, 2012. The margin improvement was due to to a combination of lower field insurance costs resulting from favorable claims development, lower selling, general, and administrative expenses, lower housing costs, and improved bill/pay spreads in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Physician staffing

Contribution income from physician staffing decreased $0.9 million or 29.5%, to $2.2 million for the three months ended September 30, 2013, as compared to $3.1 million for the three months ended September 30, 2012. As a percentage of segment revenue, contribution income was 7.0% for the three months ended September 30, 2013 and 9.5% for the three months ended September 30, 2012. This decrease was primarily due to an increase of accrued sales tax liability based on a change in the estimate of the liability in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other human capital management services

Contribution income from other human capital management services was $0.1 million for the three months ended September 30, 2013, as compared to $0.03 million for the three months ended September 30, 2012. Contribution income as a percentage of segment revenue was 0.6% for the three months ended September 30, 2013 and 0.3% for the three months ended September 30, 2012. The increase in contribution income margin was primarily due to lower direct mail expenses in our education business, partly offset by negative operating leverage in both businesses.

Depreciation and amortization expense

Depreciation and amortization expense totaled $1.4 million for the three months ended September 30, 2013, as compared to $1.6 million for the three months ended September 30, 2012. As a percentage of consolidated revenue, depreciation and amortization expense was 1.3% for the three months ended September 30, 2013 and 1.4% for the three months ended September 30, 2012.

Restructuring Costs

In the second quarter we initiated a restructuring plan to reduce operating costs. During the three months ended September 30, 2013, we incurred additional restructuring charges of $0.1 million, pretax, primarily related to severance pay. Severance costs are included as restructuring costs in the condensed consolidated statements of operations. No similar charges were recorded in the three months ended September 30, 2012.

Interest expense

Interest expense totaled $0.2 million for the three months ended September 30, 2013, as compared to $0.7 million for the three months ended September 30, 2012. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.1% through February 15, 2013 (the day we repaid our outstanding debt with proceeds from the sale of clinical trial services business). The effective interest rate on our borrowings was 2.3% for the three month periods ended September 30, 2012. See Note 6- Debt, to our condensed consolidated financial statements for more information.

Income tax benefit

Income tax benefit from continuing operations totaled $0.6 million for the three months ended September 30, 2013, as compared to $2.8 million for the three months ended September 30, 2012. The income tax benefit included $1.0 million from discrete items, the most significant of which related to a reversal of accrued U.S. taxes on foreign earnings made possible by the divestiture of the Company's clinical trial services business. Excluding discrete items, income tax expense was $0.3 million in the three months ended September 30, 2013, representing a 43.1% effective tax rate, which is higher than statutory rates due to the partial non-deductibility of certain per diem payments. The effective tax rate excluding discrete items in the three months ended September 30, 2012, was 133.2%. The effective tax rate in the three months ended September 30, 2012 is greater than statutory rate primarily due to foreign taxes and the impact of certain non-deductible per diem payments, which reduced our income tax benefit.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes includes the results from the sale of the clinical trial services business which is classified as discontinued in the three months ended September 30, 2013. The clinical trial services business had a loss from operations before income taxes of $22.4 million in the quarter ended September 30, 2012, primarily related to impairment of goodwill and certain trademarks. See Note 2 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Comparison of Results for the Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Revenue from services

Revenue from services decreased 0.5%, to $329.1 million for the nine months ended September 30, 2013, as compared to $330.9 million for the nine months ended September 30, 2012. The decrease was due to decreases in revenue from our other human capital management services and physician staffing businesses, partially offset by an increase in revenue from our nurse and allied staffing business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased 0.4%, to $207.7 million for the nine months ended September 30, 2013, as compared to $206.9 million for the nine months ended September 30, 2012. The increase is due to higher average bill rates partially offset by lower volume in the nine months ended September 30, 2013.

The average number of nurse and allied staffing FTEs on contract during the nine months ended September 30, 2013, decreased 2.5% from the nine months ended September 30, 2012. The average nurse and allied staffing revenue per FTE per day increased 3.2% in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to the increase in our average bill rates.

Physician staffing

Revenue from our physician staffing business decreased 0.4%, to $92.5 million for the nine months ended September 30, 2013, as compared to $92.9 million for the nine months ended September 30, 2012. The decrease in revenue is primarily due to lower volume, partially offset by higher revenue per days filled in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Physician staffing days filled is equivalent to total hours filled during the respective period divided by eight hours. Physician staffing days filled decreased 4.8%, to 61,589 days in the nine months ended September 30, 2013, as compared to 64,711 days in the nine months ended September 30, 2012. Revenue per day filled for the nine months ended September 30, 2013 was $1,502, a 4.7% increase from the nine months ended September 30, 2012. Revenue per day filled is calculated by dividing total physician staffing revenue by days filled for the respective period.

Other human capital management services

Revenue from other human capital management services decreased 7.2%, to $28.9 million for the nine months ended September 30, 2013, as compared to $31.1 million for the nine months ended September 30, 2012. The decrease is due to a combination of fewer seminars conducted and lower revenue from our retained search business in the nine months ended September 30, 2013.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $3.0 million or 1.2%, to

$244.2 million for the nine months ended September 30, 2013, as compared to $247.3 million for nine months ended September 30, 2012. As a percentage of total revenue, direct operating expenses were 74.2% and 74.7% for the nine months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.2 million or 3.9%, to $79.2 million for the nine months ended September 30, 2013, as compared to $82.4 million for the nine months ended September 30, 2012. As a percentage of total revenue, selling, general and administrative expenses were 24.1% and 24.9%, for the nine months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to a decrease in compensation expense, lower health insurance costs due to favorable claims development, and a decrease in direct mail marketing expenses.

Included in selling, general and administrative expenses is unallocated corporate overhead of $16.9 million for nine months ended September 30, 2013, compared to $16.7 million for the nine months ended September 30, 2012.  As a percentage of consolidated revenue, unallocated corporate overhead was 5.1% and 5.0% for the nine months ended September 30, 2013 and 2012, respectively. Share-based compensation, included in unallocated corporate overhead, was $1.6 million and $2.0 million in the nine months ended September 30, 2013 and 2012, respectively.

Bad debt expense

Bad debt expense was $0.8 million in the nine months ended September 30, 2013, compared to $0.6 million in the months ended September 30, 2012. Bad debt expense as a percentage of revenue was 0.2% in the nine months ended September 30, 2013 and 2012.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment increased 82.6%, to $14.2 million for the nine months ended September 30, 2013, as compared to $7.8 million for the nine months ended September 30, 2012. As a percentage of segment revenue, contribution income was 6.8% for the nine months ended September 30, 2013, and 3.8% for the nine months ended September 30, 2012. The margin improvement was primarily due to a combination of lower selling, general and administrative expenses, lower professional liability expenses and lower housing costs in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Physician staffing

Contribution income from physician staffing decreased 16.7%, to $6.8 million for the nine months ended September 30, 2013, as compared to $8.2 million for the nine months ended September 30, 2012. As a percentage of segment revenue, contribution income was 7.4% for the nine months ended September 30, 2013 and 8.8% for the nine months ended September 30, 2012. This decrease was primarily due to a combination of higher physician compensation and an increase of our accrued sales tax liability based on a change in the estimate of the liability in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other human capital management services

Contribution income from other human capital management services decreased 37.7%, to $0.9 million for the nine months ended September 30, 2013, as compared to $1.4 million for the nine months ended September 30, 2012. Contribution income as a percentage of segment revenue was 3.0% for the nine months ended September 30, 2013 and 4.5% for the nine months ended September 30, 2012. The decrease in contribution income margin was primarily due to negative operating leverage in our retained search business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines, the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense totaled $4.6 million for the nine months ended September 30, 2013, as compared to $5.5 million for the nine months ended September 30, 2012. As a percentage of consolidated revenue, depreciation and amortization expense was 1.4% for the nine months ended September 30, 2013 and 1.6% for the nine months ended September 30, 2012.

Restructuring Costs

During the nine months ended September 30, 2013, we initiated a restructuring plan to reduce operating costs. In the nine months ended September 30, 2013, we recorded a restructuring charge of $0.5 million, pretax, primarily related to senior management severance pay. Severance costs are included as restructuring costs in the condensed consolidated statements of operations. No similar charges were recorded in the nine months ended September 30, 2012.

Legal Settlement Charge

During the nine months ended September 30, 2013, we agreed in principle to settle a wage and hour class action lawsuit in California for $0.75 million, subject to a final binding agreement and approval by the court. The amount was accrued in the second quarter of 2013. See Note 10- Commitments and Contingencies to our condensed consolidated financial statements.

Impairment Charge
Impairment charge in the nine months ended September 30, 2012 represented impairment of goodwill for the nurse and allied staffing segment due to the results of an interim impairment analysis in the second quarter of 2012, pursuant to the Intangibles - Goodwill and Other Topic of the FASB ASC. We determined that the fair value of our nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our first and second quarters of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pre-tax goodwill impairment charge of $18.7 million.

Loss on early extinguishment and modification of debt

Loss on early extinguishment and modification of debt was $1.4 million in the nine months ended September 30, 2013 and related to the write off of unamortized debt issuance costs related to our prior credit agreement.  See Note 6- Debt, to our condensed consolidated financial statements for more information. In the nine months ended September 30, 2012, loss on early extinguishment or modification of debt was $0.1 million and related to a change in lenders' participations and modification of the then existing July 2012 Credit Agreement.

Interest expense

Interest expense totaled $0.6 million for the nine months ended September 30, 2013 compared to $1.9 million for the nine months ended September 30, 2012. The decrease in interest expense was primarily due to lower average borrowings. The effective interest rate on our borrowings was 2.1% through February 15, 2013 (the day we repaid our outstanding debt with proceeds from the sale of clinical trial services business). The effective interest rate on our borrowings was 2.2% for the nine month periods ended September 30, 2012. See Note 6- Debt, to our condensed consolidated financial statements for more information.

Income tax benefit

Income tax benefit from continuing operations totaled $1.4 million for the nine months ended September 30, 2013, as compared to $7.8 million for the nine months ended September 30, 2012. The effective tax rate was 51.3% and 30.5% in the nine months ended September 30, 2013 and 2012, respectively. The income tax benefit in the nine months ended September 30, 2013 included $1.3 million from discrete items, the most significant of which related to a reversal of accrued U.S. taxes on foreign earnings made possible by the divestiture of the Company's clinical trial services business. Excluding discrete items, the effective tax rate for the nine months ended September 30, 2013 and 2012 was 4.1% and 31.3%, respectively. The effective tax rates are different than statutory rates primarily due to the impact of certain non-deductible per diem payments and foreign taxes.

Income (loss) from discontinued operations, net of income taxes

Income (loss) from discontinued operations, net of income taxes includes the results from the sale of the clinical trial services business which is classified as discontinued in the nine months ended September 30, 2013. Income from discontinued

operations, net of tax of $1.9 million included a $4.0 million gain ($1.7 million net of taxes) on the sale of our clinical trial services business in the nine months ended September 30, 2013. Loss from discontinued operations, net of tax of $14.9 million included a goodwill impairment charge of $22.1 million, pretax, in the nine months ended September 30, 2012. See Note 2 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Liquidity and Capital Resources

As of September 30, 2013, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 3 to 1. Working capital increased $7.2 million to $80.0 million as of September 30, 2013 from $72.8 million as of December 31, 2012.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We believe that operating cash flows and cash on hand, along with amounts available under our Loan Agreement, will be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $11.6 million in the nine months ended September 30, 2013, compared to net cash provided by operating activities of $5.7 million in the nine months ended September 30, 2012, primarily due to lower days sales outstanding at September 30, 2013 compared to September 30, 2012. The number of days’ sales outstanding was 49 days at September 30, 2013 compared to 54 days at September 30, 2012 and December 31, 2012 including the clinical trial services business.

Investing activities provided $45.0 million in the nine months ended September 30, 2013, compared to a use of $2.3 million in the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we sold the clinical trial services business. The net proceeds from the sale of this business segment were $45.7 million which included costs to sell the business. We used $0.7 million for capital expenditures in the nine months ended September 30, 2013 compared to $2.1 million in the nine months ended September 30, 2012.

Net cash used in financing activities during the nine months ended September 30, 2013, was $34.4 million compared to $9.3 million during the nine months ended September 30, 2012, primarily related to net payments on our total debt in both periods. During the nine months ended September 30, 2013, we repaid total debt, net of borrowings, in the amount of $33.6 million primarily using the proceeds from the sale of clinical trial services business.  In addition, we used $0.5 million to pay debt issuance costs related to our Loan Agreement (as described in Credit Facility below). In the nine months ended September 30, 2012, we repaid total debt, net of borrowings, of $7.5 million using cash on hand and cash flow from operations. In addition, we used $1.3 million to pay debt issuance costs related to the July 2012 Credit Agreement (as described in Credit Facility below) and $0.4 million for stock repurchases, as described in the Stockholders' Equity section.

Stockholders’ Equity

Stock Repurchase Program

As of September 30, 2013, there are 942,443 shares remaining under our February 2008 Board authorization and 31.1 million shares of common stock outstanding.  Subject to certain conditions as described in the Loan Agreement entered into on January 9, 2013, we may repurchase up to an aggregate amount of $5.0 million of our Equity Interests (as defined in the Loan Agreement). During the nine months ended September 30, 2013, we did not repurchase any shares under our February 2008 Board of Directors’ authorization.

During the nine months ended September 30, 2012, we repurchased 71,653 shares at an average price of $5.22, under our February 2008 Board of Directors’ authorization. The cost of such purchases was $0.4 million. All of the common stock was retired.

Share-based Payments

During the three months ended September 30, 2013, 31,500 shares of restricted stock at a market price of $5.57 were granted to Directors and key employees of the Company. In addition, 31,500 stock appreciation rights were granted to key employees at a weighted average price of $5.57 and a weighted average valuation per share of $2.20.

During the nine months ended September 30, 2013, 340,509 shares of restricted stock at a market price of $4.64 were granted to Directors and key employees of the Company. In addition, 324,000 stock appreciation rights were granted to key employees at a weighted average price of $5.25 and a weighted average valuation per share of $1.77.

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

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit. As of September 30, 2013, we had no revolver borrowings outstanding under this Loan Agreement. As of September 30, 2013, the availability under the Loan Agreement was approximately $38.1 million based on August accounts receivable. We had $11.5 million of letters of credit outstanding as of September 30, 2013.

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

The revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.  As of September 30, 2013, the interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.5% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists.

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

July 2012 Credit Agreement

We entered into July 2012 Credit Agreement on July 10, 2012 , by and among us, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent. The July 2012 Credit Agreement provided for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which included a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the July 2012 Credit Agreement reduced available revolving credit commitments on a dollar-for-dollar basis. Subject to certain conditions under the Credit Agreement, we were permitted, at any time prior to the maturity date for the revolving credit facility, to increase its total revolving credit commitments in an aggregate principal amount of up to $25.0 million.

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

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

●
In late 2012, Alice Ogues, a former employee of Travel Staff, LLC (then CC Staffing, Inc.) commenced a putative wage and hour class action against the company.  The case is pending in the United States District Court for the Northern District of California, under the caption Ogues v. CC Staffing, Inc., Case No. 12-cv-6135-JCS.  The Plaintiff seeks to represent a class of all individuals employed by the company as non-exempt workers from December 4, 2008 to the present and alleges that Travel Staff: (1) failed to provide meal periods; (2) failed to provide rest breaks; (3) failed to pay minimum and overtime wages; (4) failed to timely pay wages during employment; (5) made unlawful deductions from wages; (6) failed to provide accurate itemized wage statements; (7) waiting time penalties; and (8) unfair competition.  In June 2013, the parties reached a settlement in principle for $0.75 million, and are negotiating the terms of the settlement agreement.   Preliminary and final approval hearing dates have not yet been set by the court.

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

On April 19, 2013, an arbitration panel found the nurse negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that the facility was entitled to recover compensatory damages from the nurse and Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center was entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees.  The panel also found that, but for the negligence of the nurse, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country was entitled to recover indemnity from the former nurse to the full extent Cross Country actually paid New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). The nurse had insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, the Company has excess coverage that was expected to cover the amount of loss over $2.0 million.

During the second quarter of 2013, the nurse's insurance carrier paid New Hanover Regional Medical Center $2,000,000 and Cross Country made an indemnity payment to the facility in the amount of $920,450. As of September 30, 2013, Cross Country had been reimbursed $883,450 from its excess carrier. Subsequent to September 30, 2013, Cross Country received the remaining reimbursement for the indemnity payment as well as a reimbursement for additional legal expenses related to this claim of $273,474, which was collected in October 2013.

Deferred Tax Assets and Liabilities

The Company is in a net deferred tax asset position on our condensed consolidated balance sheet as of September 30, 2013.  We have determined that it is more likely than not that the net deferred tax asset will be realized in the future with the exception of a specific state portion of the net deferred tax asset for which a valuation allowance of $0.5 million has been recorded. Refer to our Management’s Discussion and Analysis – Critical Accounting Principles and Estimates in our Form 10-K for further information.

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

In late 2012, Alice Ogues, a former employee of Travel Staff, LLC (then CC Staffing, Inc.) commenced a putative wage and hour class action against the company.  The case is pending in the United States District Court for the Northern District of California, under the caption Ogues v. CC Staffing, Inc., Case No. 12-cv-6135-JCS.  The Plaintiff seeks to represent a class of all individuals employed by the company as non-exempt workers from December 4, 2008 to the present and alleges that Travel Staff: (1) failed to provide meal periods; (2) failed to provide rest breaks; (3) failed to pay minimum and overtime wages; (4) failed to timely pay wages during employment; (5) made unlawful deductions from wages; (6) failed to provide accurate itemized wage statements; (7) waiting time penalties; and (8) unfair competition.  In June 2013, the parties reached a settlement in principle for $0.75 million, and are negotiating the terms of the settlement agreement.   Preliminary and final approval hearing dates have not yet been set by the court.

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

On April 19, 2013, an arbitration panel found the nurse negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that the facility was entitled to recover compensatory damages from the nurse and Cross Country Staffing in the amount of approximately $2.0 million, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center was entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees.  The panel also found that, but for the negligence of the nurse, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country was entitled to recover indemnity from the former nurse to the full extent Cross Country actually paid New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). The nurse had insurance coverage for this claim with $2.0 million (individual)/$4.0 million (aggregate) limits and no deductible. In addition, the Company has excess coverage that was expected to cover the amount of loss over $2.0 million.

During the second quarter of 2013, the nurse's insurance carrier paid New Hanover Regional Medical Center $2,000,000 and Cross Country made an indemnity payment to the facility in the amount of $920,450.  As of September 30, 2013, Cross Country had been reimbursed $883,450 from its excess carrier. Subsequent to September 30, 2013, Cross Country received the remaining reimbursement for the indemnity payment as well as a reimbursement for additional legal expenses related to this claim of $273,474, which was collected in October 2013.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 7, 2013	By:	/s/ Emil Hensel
Emil Hensel Chief Financial Officer and Director (Principal Financial Officer)

CROSS COUNTRY HEALTHCARE, INC.

Date: November 7, 2013	By:	/s/ Nicholas Buscemi III
Nicholas Buscemi III Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Emil Hensel, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Emil Hensel, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith