Form 10-K
period 2013-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2014-03-18
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 28, 2013 of $5.16 as reported on the NASDAQ National Market, was $155,431,281. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 28, 2014, 31,085,289 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2014 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2014.

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

Overview of Our Company

Cross Country Healthcare, Inc. (NASDAQ: “CCRN”) is a national leader in providing healthcare staffing and workforce solutions. Our traditional staffing includes temporary and permanent placement of travel nurses and allied professionals, branch based local nurses and allied staffing, and locum tenens physicians. We provide flexible workforce solutions to the healthcare market through diversified offerings meeting the special needs of each client. Our services include: managed service programs (MSP), workforce assessments, internal resource pool consulting and development, electronic medical record (EMR) transition staffing, recruitment process outsourcing services, and traditional staffing. Our clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. We also provide education and training programs to the healthcare industry and retained search services for physicians and healthcare executives. Our business currently consists of three business segments: (1) nurse and allied staffing, (2) physician staffing, and (3) other human capital management services.

Our healthcare clients use our diversified service offerings to manage their changing workforce needs due to fluctuations in patient census, normal attrition, leaves of absence, seasonality, EMR technology conversions, facility expansions, and the uncertainty of workforce needs created by the Patient Protection and Affordable Care Act of 2010 (“ACA”), among other things. By utilizing our diversified healthcare solutions, clients are able to flex their workforce up and down, streamline their purchasing needs, access specialties not available in their local area, and access quality healthcare personnel to provide continuity of care in order to improve patient outcomes.

Nurses, allied professionals and physicians work with us for a variety of reasons, such as the ability to explore different geographic areas of the country, work flexible shifts, gain clinical experience by working in prestigious healthcare facilities, and position themselves for permanent positions. Our fees are paid directly by our clients and in certain instances by vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

In February 2013, we sold our clinical trial services business so that we could focus on our core business of providing flexible workforce solutions to the healthcare market. Accordingly, our former clinical trials business segment is reflected as discontinued operations on our consolidated financial statements contained in this Report. For additional information, see Footnote 3 - Assets Held for Sale and Discontinued Operations to the consolidated financial statements contained elsewhere in this Report.

In December 2013, we acquired the assets of On Assignment, Inc.’s Allied Healthcare Staffing division for $28.7 million. We believe this acquisition complements our current operations by: (1) adding new skillsets to our traditional staffing offerings, (2) expanding our local branch network, which will allow us to expand our local market presence and our MSP business, (3) diversifying our customer base into the local ambulatory care and retail market, which provides more balance between our large volume based customers and our small local customers, and (4) better positioning us to take additional market share at our MSP accounts. Certain transitional services, including, but not limited to, billing and payroll, are being provided post-acquisition by On Assignment, Inc. to our Allied Health Group until we completely transition that business to our systems. We anticipate having the transition substantially completed by the end of the second quarter of 2014. This business has been included in the presentation of our financial statements contained in this Report. For more information on this acquisition, see Footnote 5 - Acquisitions to the consolidated financial statements contained elsewhere in this report.

Our operations reflect a diversified revenue mix across healthcare customers. For the full year 2013, our revenue from continuing operations was $438 million. Our nurse and allied staffing business segment was 63% of revenue and is comprised of travel nurse, travel allied and branch based local nurse and allied staffing. Our physician staffing business segment was 28% of our revenue and consists of physician staffing services with placements across multiple specialties. Our other human capital management services business segment was 9% of our revenue and consists of education and training, as well as retained search services related primarily to physicians and healthcare executives. On a company-wide basis, we have more than 3,000 active contracts with healthcare clients, and we provide our staffing services and workforce solutions in all 50 states. In 2013, no client accounted for more than 10% of our revenue. For additional financial information concerning our business segments see Footnote 16 - Segment Information to the consolidated financial statements, contained elsewhere in this report.

Competition

The principal competitive factors in attracting and retaining healthcare clients in our nurse, allied and physician staffing businesses include the ability to fill client needs on a timely basis, price, customer service, quality assurance and screening capabilities, having an understanding of the client’s work environment, risk management policies, insurance coverage, and general industry reputation.  The principal competitive factors in attracting qualified candidates for temporary employment include a large national pool of desirable assignments based on geographic location and clinical setting, pay and benefits, speed of placements, customer service, quality of accommodations, and overall industry reputation. We focus on retaining our nurse and allied professional employees by providing high-quality customer service, as well as providing long-term benefits, such as 401(k) plans and bonuses for field employees. We focus on attracting and retaining physician independent contractors by providing high-quality customer service, as well as occurrence based medical malpractice insurance.

The nurse and allied staffing segment is very fragmented with few national providers, but with many regional and local competitors. We believe we are one of the two largest providers of nurse and allied staffing services in the United States. We compete against many small to moderate size locum tenens physician staffing companies on a regional and local basis, but with only a few nationally. We believe we are one of the top four providers of locum tenens physician staffing services in the United States. We also believe we are one of the top five providers of retained physician and healthcare executive search services, as well as a leading provider of education and training programs in the healthcare marketplace. Some of our competitors in the healthcare staffing, workforce solutions, education and search businesses include: AMN Healthcare Services, Inc., CHG Healthcare Services, Medical Staffing Network Holdings, Inc., Maxim Healthcare, Jackson Healthcare, Team Health, Parallon, MedAssets, PESI Healthcare and Witt Kiefer.

We believe we benefit competitively from the following:

Brand Recognition. Our brands are well-recognized among leading hospitals and healthcare facilities, as well as by many healthcare professionals. All of our business segments have been operating for more than twenty years.

Strong and Diverse Client Relationships. We provide healthcare staffing and workforce solutions to a diverse client base throughout the United States pursuant to more than 3,000 active contracts with hospitals and healthcare facilities, and other healthcare providers. As a result we have a diverse choice of assignments for our healthcare professionals to choose from.

Breadth of Services Offered and Workforce Solutions. Unlike many of our regional and local competitors, we are able to offer a wide range of workforce solutions to our healthcare clients given the breadth of our service offerings, the large number of healthcare professionals we have access to, and the expertise and best practices we have developed from working with a large variety of healthcare clients throughout the country for many years.

Managed Service Provider Capabilities. By leveraging technology and our single-point of contact service model, Cross
Country Staffing™ (CCS) is able to provide managed service programs for its clients. We provide strategic and operational advantages for our healthcare clients by streamlining processes. We efficiently manage candidate hiring, simplify contracting and billing, provide consistent quality credential verification and candidate testing, and drive improved usages through tracking and trending reports.

Recruiting and Placement of Healthcare Professionals. In 2013, more than 17,000 healthcare professionals applied with us through our differentiated nursing and allied healthcare recruitment brands. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions.

Certifications. The staffing businesses of our Cross Country Staffing, MedStaff and Allied Health Group brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. In addition, Credent Verification and Licensing Services, a subsidiary of Medical Doctor Associates, is NCQA certified -- one of only a handful of competitors to achieve such certification.

Demand and Supply Drivers

Drivers of Demand

Demographics. We believe the long-term macro drivers of our business are demographic in nature and consist of both a growing and aging U.S. population demanding more healthcare services. Between 2012 and 2060, the U.S. Census Bureau projects the American population will cross the 400 million mark in 2051, reaching 420.3 million in 2060 -- with the older population (age 65 and older) outnumbering the young (age 18 and under) by 2056. The number of people age 65 and older is projected to more than double from 43.1 million in 2012 to 92 million in 2060, while over this same period the number of people age 85 and older is projected to more than triple from 5.9 million to 18.2 million or 4.3 % of the total population (U.S. Census Bureau).

Utilization of healthcare services is significantly higher among older people. Based on the most recent data from a 2010 report by the U.S. Department of Health and Human Services, there were over 1 billion physician office, hospital outpatient and emergency department visits in the United States in 2010. People aged 65 and over averaged seven doctor visits per year while people aged 45-65 averaged less than four visits annually, and those aged 1 to 44 averaged two or three visits per year. This report also found that approximately one-third of people age 65 and older were admitted to acute care hospitals for treatment, which is about three times the comparable rate for people under age 65. The American Hospital Association (AHA) has also projected the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030.

Healthcare Reform. We believe the ACA will create a large demand for healthcare professionals in order to accommodate the significant number of new patients expected to begin using these health benefits. The Congressional Budget Office (CBO) estimated that by 2023 about 24 million people will gain health insurance coverage under the ACA. Meanwhile, the CBO also estimated the number of individuals expected to enroll in Medicaid and the Children’s Healthcare Insurance Program in 2023 will be 13 million (May 14, 2013 Report by U.S. Congressional Budget Office). In 2014, national health spending is expected to grow 6.1% as more Americans gain health insurance coverage through health insurance marketplaces or Medicaid. For 2015-2022, average annual healthcare spending is expected to grow at 6.2% largely as a result of the end of the sequester, the aging population, the continued implementation of the ACA and faster projected economic growth (Centers for Medicaid and Medicare Services, 2013). Similarly, the U.S. staffing market is expected to grow 7% in 2014, accelerating from 4% growth in 2013 (2014 Growth Assessment: Healthcare Staffing, Staffing Industry Analysts, December 2013). The Center for Medicaid and Medicare Services also estimates total health spending will be approximately 19.9% of the country’s gross domestic product (GDP) by 2022 (December 2013, Centers for Medicaid and Medicare Services).

Rise in Use of Temporary Workforce. The penetration of temporary workers is near an all-time peak of 2.03% (U.S. Bureau of Labor Statistics). In the first quarter of 2013, U.S. staffing companies employed an average of 2.9 million temporary and contract workers. This represents a 2.9% growth in the same period from 2012 (American Staffing Association). Within the healthcare sector, we believe the uncertainty about the ACA, decreased reimbursements by the Centers for Medicaid and Medicare Services and lingering concerns generally about the economy has exacerbated hospitals’ needs for more flexibility to match revenue and payroll. We believe hospitals will maintain a lower percentage of permanent staff over time and will supplement their staffing needs with temporary healthcare professionals to allow them to flex their workforce up and down in order to address both cost concerns and patient census needs.

Electronic Medical Records Implementations. Many hospitals and physician groups continue to undergo EMR implementations. We believe the demand for our staffing services will be positively impacted in the short term from new deadlines adopted by Center for Medicaid and Medicare Services (CMS) regarding EMR implementations, because hospitals often use temporary staff to fill in for permanent staff being trained on new technologies. Stage 2 compliance for EMR implementations has been extended through the end of 2016 for “meaningful use” for Medicare and Medicaid EMR Incentive Programs, and Stage 3 has been extended to the beginning of 2017 for those providers that have completed at least two years in Stage 2 (December 2013, Centers for Medicaid and Medicare Services).

Adoption of Strategic Outsourced Workforce Solutions. In June 2013, Staffing Industry Analysts reported MSPs and vendor management systems are assuming a more dominant role in managing contingent labor. As a result of the ACA and reductions in Medicaid reimbursements, healthcare buyers are expected to increase the use of outsourced workers and staffing agency workers in order to streamline workflows to garner more efficiency and improve patient outcomes. This environment should improve the demand for our MSP services.

Shortage of Healthcare Workers. The supply of healthcare professionals in the marketplace is dependent upon the number of healthcare professionals entering or already active in their respective professions, less the number of professionals leaving or retiring from the workforce.

Nursing Shortage from Aging Workforce and Aging Faculty. Overlaid on an expected increase in demand for healthcare services is a projected shortage of registered nurses (RNs) resulting from both an aging nurse workforce and a nurse education system constrained by both an aging faculty and a lack of accredited teaching facilities. By 2020, nearly half of all RNs will reach traditional retirement age. Currently, the average age of a nurse in the United States is 50. In addition, nursing schools are experiencing faculty shortages. Faculty age continues to increase, reducing the number of education years of current faculty and a flat enrollment in doctoral programs of nursing further hampers the number of qualified educators (American Association of the Colleges of Nursing, 2013).

Nursing Shortage From Economic Growth. During the past several years, hospital employment of RNs increased significantly due to several factors related to the economic downturn and the weak national labor market: full and part-time staff RNs increased the number of shifts working directly for hospital employers, many retired RNs returned to bedside care, older RNs contemplating retirement remained in the workforce longer to maintain household income, and there was an increase in younger RNs entering the workforce. In the last recession, hospital employment of RNs increased by an estimated 243,000 full-time equivalents -- the largest increase during any 2-year period in the prior four decades (Healthcare Traveler). These factors served to substantially ease the shortage of RNs working in hospitals. However, it is believed that many RNs who entered the workforce during the economic downturn are likely to leave their jobs once the economy fully recovers, making it likely that growth in demand for RNs over the next few years will exceed the projected growth in the workforce, leading to renewed shortages of RNs in the near-term (New England Journal of Medicine, April 2012).

Physician Shortage. The U.S. Department of Health and Human Services estimates that the physician supply will increase by only 7% in the next 10 years, however, demand for physicians is projected to grow 29.7% between 2008 and 2025, from 706,500 to 916,000, according to the Association of American Medical Colleges (AAMC) Center for Workforce Studies (June 2010). This demand is largely due to the projected aging of the population, the passage of ACA, and the lower number of expected graduates from medical school. The U.S. is expected to face a shortage of more than 90,000 primary care, surgical and medical specialty physicians by 2020 - a number that will grow to more than 130,000 by 2025, according to analysis by the AAMC (June 2010). The AAMC expects nearly one-third of all physicians will retire in the next decade. And, while the number of applicants to U.S. medical schools is increasing, it will not keep pace with expected future demand.

Ambulatory and Other Outpatient Care. In 2012, ambulatory services employed 42% of healthcare workers compared to 35% employed by hospitals. In addition, ambulatory services employment grew 15% from 2007 to 2012, but hospital employment only grew 6% during the same period. (2014 Growth Assessment: Healthcare Staffing, Staffing Industry Analysts, December 2013). Since staffing agencies have had a stronger penetration in hospital settings than in ambulatory settings, the ambulatory care market should provide a robust area of growth for staffing agencies with a strong local market presence, as well as agencies that are able to provide Advance Practitioners, such as Nurse Practitioners and Physicians Assistants, who frequently provide oversight in ambulatory settings (2014 Growth Assessment: Healthcare Staffing, Staffing Industry Analysts, December 30, 2013).

Physicians Seeking Full-Time Employment. Hospitals are seeking to gain market share by increasing their referral base and capturing admissions while physician practices are facing a combination of factors that include: stagnant or declining reimbursement rates, increased regulatory burden, rising costs, greater risk associated with operating a private practice, and an increased desire for a better work-life balance. Becoming hospital staff provides financial certainty and the ability to focus more on practicing medicine. Over the long term, we believe this shift in employment will increase demand for locum tenens physicians, because hospitals will need to fill open positions when these staff physicians take vacation time, leaves of absence, and attend continuing education seminars. Generally speaking, employed physicians are expected to offer fewer hours of service than their self-employed counterparts, which may further exacerbate the shortage of physicians. In addition, we believe this shift in employment will also create more demand for our physician search business as hospitals seek to fill more permanent positions.

Creation of New Health Care Jobs. The proportion of workers employed in private-sector health services has exceeded 11 % in recent years. Employment in healthcare has continued to grow, adding 559,000 jobs since the beginning of the recession in December 2007. Out of the approximately 2.4 million jobs created in 2013, 9.4% of those jobs were in healthcare. In addition, employment gains in the healthcare industry averaged 27,000 per month in 2012 and 17,000 in 2013 (U.S. Bureau of Labor Statistics, U.S. Department of Labor, January 10, 2014). The creation of additional jobs in the healthcare market should increase demand for our services as our temporary staff are typically hired to replace registered nurses and other healthcare workers taking vacation and leaves of absence.

Drivers of Supply

Networking. We rely heavily on word-of-mouth referrals for our healthcare professionals. Historically, more than half of our field employees have been referred to us by other healthcare professionals. Our most effective “sales force” is our network of healthcare professionals who have taken temporary or permanent assignments with us or who are currently working for us. Online social and professional networks have made it easier for us to connect with healthcare professionals and stay connected with them, thus enhancing our recruitment efforts.

Traditional Reasons. Nurses, allied professionals and locum tenens physicians work on temporary assignments to experience different geographic regions of the United States without moving permanently, work flexible schedules, gain professional development by working at prestigious healthcare facilities, earn top money and bonuses, travel with friends and family while enjoying quality accommodations, experience various clinical settings, look for a permanent position, and avoid workplace politics often associated with permanent staff positions.

Economic Growth. Many RNs who entered the workforce during the economic downturn are likely to leave their jobs once the economy fully recovers, making it likely that growth in demand for RNs over the next few years will exceed the projected growth in the workforce, leading to renewed shortages of RNs in the near-term (New England Journal of Medicine, April 2012). In connection with a statement by the Tri-Council of Nursing (July 2010), Dr. Peter Buerhaus, Associate Dean of Vanderbilt University’s School of Nursing, stated that once the jobs recovery begins and RNs’ spouses rejoin the labor market, many currently employed RNs could leave the workforce and their exit could be swift and deep. This includes many of the more than 100,000 RNs over the age of 50 that re-entered the workforce during 2007 and 2008, who are a part of the nearly 900,000 working RNs over the age of 50, of which Buerhaus expects large numbers of them to retire in the years ahead - independent of the pace and intensity of a jobs recovery. As these RNs leave permanent positions and transition to retirement, many may seek temporary of flexible assignments with travel or branch based local staffing agencies to supplement their retirement income.

Portability of Healthcare. We believe that employees have historically remained employed by their employers, in part for healthcare coverage. The portability of healthcare insurance provided by the ACA will provide more flexibility to employees, including healthcare professionals, which may result in a less committed relationship between employees and their employers. This should increase the supply of healthcare professionals willing to leave their permanent employment with hospitals and seeking assignments with staffing agencies.

Increase in Number of Younger RN Graduates. In 2011, Dr. Buerhaus noted a 62% increase in the number of 23-26 year olds who entered the RN workforce between 2002 and 2009 (Health Affairs, December 5, 2011). In addition, the number of RNs 30 years old and younger, as well as those 56 and older was substantially higher in 2011 than in 2004. This reflects an estimated 86% increase in the annual number of RN-BSN graduates, and a 67-percent increase in graduate degree awards, over just the past four years. (U.S. Nursing Workforce: Trends in Supply and Education, U.S.

Department of Health and Human Services, April 2013). We believe the increased number of RNs over 56 years old also represents older RNs who have delayed retirement or returned to the workforce due to the economy. The primary supply of contract nurses are typically from the younger population, so this influx of younger RNs in the workforce should increase the supply of contract nurses for healthcare staffing companies and reduce the nursing shortage.

Temporary Physician Assignment. Locum tenens assignments offer physicians the ability to focus on practicing medicine and avoid the stress of running their own practices, the ability to avoid paying the high costs of malpractice insurance, the opportunity to pick up extra shifts and weekends and work during vacation time from full-time staff jobs in order to earn extra money and repay student loans, and to maintain their autonomy while practicing medicine. The supply of physicians available for our physician staffing services is variable and is influenced by several factors: the desire of physicians to work temporary assignments, the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce who traditionally work fewer hours than their male counterparts.

Physicians Seeking Stability as Full-Time Staff. Physicians are increasingly becoming employees of hospitals or health systems due to business pressures and costs of operating private practices. Physician practices are facing a combination of factors that include: stagnant or declining reimbursement rates, increased regulatory burden, rising costs, greater risk associated with operating a private practice, and an increased desire for a better work-life balance. We believe physicians have been seeking employment with hospitals at higher rates in the past few years due to: the difficulty of transitioning private practices to EMR, traversing the maze of insurance company requirements, financial strains on private practices from repeated threatened pay cuts based on Medicare’s sustainable growth rate formulas, and the uncertain future of healthcare associated with the ACA. Becoming hospital staff provides financial certainty and the ability to focus more on practicing medicine. We believe this shift in employment will increase supply for our physician search business as physicians look for permanent employment with hospitals or health systems.

Retiring Physicians. The AAMC projects that the number of physicians will only increase 12.3% reflecting expectations that nearly one-third of all physicians will retire in the next decade and enrollments in medical schools will not be enough to meet demand just as more people will need health care. As these physicians leave permanent positions and transition to retirement, we believe many may seek temporary or flexible assignments to supplement their retirement income and maintain their skills which will increase the supply of physicians for locum tenens assignments.

Nurse Licensure Compact Promoting Mobility for RNs. As of May 2013, 24 states have implemented the Nurse Licensure Compact. The National Council of State Boards of Nursing created this mutual recognition plan to allow RNs and licensed practical nurses who reside in those 24 states to practice under the same license in states that have adopted this mutual recognition model. It eliminates the time and expense of obtaining a license in a new state and promotes a more streamlined and flexible licensure process, thereby enhancing the mobility of the nurse labor force.

Our Business Strategy

Our long-term business strategy is to expand our market share and profitability by executing the following five (5) key elements:

Strengthening and expanding current and new client relationships with hospitals and healthcare facilities by delivering innovative workforce solutions. We provide flexible workforce solutions to the healthcare market through diversified offerings that meet the individual needs of each client. We have the ability to customize the services we provide to our clients based on our suite of service offerings: MSP, workforce assessments, internal resource pool consulting and development, EMR transition staffing, recruitment process outsourcing services, and traditional staffing.

Using our recently expanded branch network to improve our fill rate at current MSP accounts and expand our MSP offerings in the outpatient market. We believe the acquisition of our branch based allied healthcare staffing business will allow us to (i) increase our market share at our current MSPs by improving our fill rate of per diem, local and allied healthcare staffing professionals, (ii) incorporate the sale of allied healthcare staffing services at our already existing local branches, and (iii) sell our MSP services to current clients of the branch based allied healthcare staffing business. Our branch based network serves as a platform to sell all MSP services.

Extend MSP services through cross-collaboration of all business segments. We have expanded our MSP offerings to all business segments to provide a more comprehensive suite of workforce solutions to our customers. Each of our business segments enjoy strong customer relationships that may serve as a platform to sell our MSP services. As a result, we are investing in sales and marketing to increase market share through cross-collaboration of business segments, including investments in contract relationship management technology.

Growing our network of healthcare professionals by investing in technology initiatives and delivering quality customer service. Recognizing that people communicate differently and have individual communication preferences, we are investing in technology initiatives to enhance the efficiency and effectiveness of our interactions with our hospital customers and healthcare professionals. We continue to invest in mobile and online technologies to increase our ability to attract and retain healthcare professionals. We believe providing communication options for our customers and healthcare professionals will strengthen our relationships with them and further enhance our delivery of high quality customer service.

Making strategic and disciplined acquisitions in high growth, high margin businesses to strengthen and broaden our market presence. We believe the best acquisitions follow a structured and disciplined approach with clear strategic objectives, detailed implementation plans and a focus on creating and capturing value for our shareholders. Our management team has broad and varied experience in multiple types of transactions.

Business Overview

Services Provided

Nurse and Allied Staffing Segment

Our nurse and allied staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch based local nurses and allied staffing. We provide flexible workforce solutions to the healthcare market through diversified offerings meeting the special needs of each client. Our services include: MSP, workforce assessment, internal resource pool consulting and development, EMR transition staffing, recruitment process outsourcing services, and traditional staffing. Our clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. Our nurse and allied staffing businesses are certified by The Joint Commission under its Health Care Staffing Services Certification Program. Our nurse and allied staffing segment revenue and operating income is set forth in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16.”

The majority of our revenue is generated from staffing RNs on long-term contract assignments (typically 13-weeks in length) at hospitals and health systems using the following brands: Cross Country TravCorps,™ NovaPro Travel, Medstaff Travel, CRU48 Travel, and Assignment America.™ The CRU48 Travel™ brand is used to identify and staff travel professionals on assignment who are pre-qualified and ready to begin assignments within one to two weeks (as opposed to the typical lead time of four to five weeks for travel healthcare professionals) at a hospital client which has an urgent need. Additionally, we offer a short-term staffing solution of RNs, licensed practical nurses, and certified nurse assistants on per diem and short-term assignments through our national network of local branch offices. We also provide travel allied health professionals on long-term contract assignments to hospitals, schools and skilled nursing facilities under the Cross Country TravCorps™ brand, and we provide more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical settings under our Allied Health Group brand.

Physician Staffing Segment

We provide physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under our Medical Doctor Associates™ (MDA) brand as independent contractors on temporary assignments throughout the United States at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. The revenue and operating income of the Physician Staffing Segment is set forth in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16.”

Other Human Capital Management Services

We provide education and training programs to the healthcare industry and we also provide retained search services for physicians and healthcare executives. The revenue and operating income of our Other Human Capital Management

Services Segment is set forth in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16.”

Our Cross Country Education™ (CCE) subsidiary, headquartered in Brentwood, Tennessee, offers “in person” one-day seminars, conferences and e-learning through various independent contractors who are experts in their field on topics pertaining to their profession. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE is expanding its online presence and intends to continue to move toward a greater offering of blended learning opportunities for a professional that combines live seminar offerings with audio and e-learning products.

Our Cejka Search™ (Cejka) subsidiary is headquartered in Creve Coeur, Missouri. Cejka has been a leading physician, executive, advanced practice and allied health search firm for more than twenty years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, advanced use of recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka completes hundreds of search assignments annually for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, accountable care organizations (ACOs), managed care and other healthcare organizations.

Our Business Model

We have developed and will continue to focus our business model on growing market share and achieving greater profitability through higher efficiencies, all while continuing to offer the highest possible quality services to our healthcare facilities and our healthcare workers and physicians.

Marketing and Recruiting Healthcare Professionals

We operate differentiated brands to recruit nurses and allied professionals. We believe our multi-brand recruiting model helps us reach a larger volume and a more diverse group of candidates to fill open positions at our clients throughout the United States in various clinical settings and in many different geographic areas. We believe nurses and allied professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, scheduling options, as well as a high level of customer service. Our benefits may include professional liability insurance, 401(k) plan, health insurance, reimbursed travel, per diem allowances and housing. In 2013, more than 17,000 thousand nurse and allied healthcare professionals applied with us through our recruitment brands. Each of our nurse and allied healthcare professionals is employed by us under the terms of a written agreement, which typically provides for hourly wages and any other benefits they are entitled to receive during the assignment period.

Recruiters are an essential element of our nurse and allied staffing business, and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments with us. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our hospital clients. While we rely on word-of-mouth for referrals, we also market our brands on the Internet, including extensive utilization of social media, which has become an increasingly important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online.

MDA recruits and contracts with physicians to provide medical services at MDA’s healthcare customers. Each physician is an independent contractor and enters into an agreement with MDA to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer. Physicians are engaged to provide medical services for a healthcare customer ranging from a few days up to a year.  We believe our physicians are attracted to us because we offer a wide variety of assignments, competitive fees, occurrence-based medical malpractice insurance and excellent customer service. MDA is one of the largest multi-specialty physician staffing companies that has procured an occurrence-based professional liability policy that provides coverage in all 50 states from a national insurance company. We believe this is an important competitive advantage for MDA in the recruitment of physicians as it covers incidents occurring during the policy period regardless of when they are reported. MDA relies on word-of-mouth referrals, but also markets it brands on the Internet and through extensive social media.

Sales and Marketing to Hospitals and Healthcare Facilities

We market our nurse and allied staffing services to our hospital and healthcare facility clients using our Cross Country Staffing™ (CCS) and Allied Health Group brands. CCS typically contracts with our nurse and allied healthcare clients on behalf of itself and all of our other brands. Our traditional staffing includes temporary and permanent placement of travel nurses and allied professionals, branch based local nurses and allied staffing, and physicians. We provide healthcare staffing opportunities to our healthcare professionals, and staffing and workforce solutions to our healthcare clients in all 50 states. We provide flexible workforce solutions to the healthcare market through diversified offerings meeting the special needs of each client. Our services include: MSP, workforce assessment, internal resource pool consulting and development, EMR transition staffing, recruitment process outsourcing services, and traditional staffing. Our clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. Orders for open positions and other services are entered into our various databases and are available to recruiters. Account managers, who develop relationships with our clients to understand their specific clinical settings and culture, submit candidate profiles to clients, and confirm offers and placements with the healthcare facility. In 2012, the market for nurse and allied staffing was estimated to be approximately $7.3 billion, of which $1.7 billion was travel nursing, $2.7 billion was per diem staffing and $2.9 billion was allied healthcare staffing (2013 List of Largest U.S. Healthcare Staffing Firms and Market Share Analysis, July 2013).

MDA markets its physician staffing operations to hospitals and other healthcare facilities on a national basis. We believe we attract physicians based on our wide variety of open positions in various specialties at locations throughout the United States, as well as our excellent long-standing reputation. Our recruiters use our large database of physicians and their expertise in their given specialties to contact physicians to schedule short and long-term engagements at healthcare customers. MDA successfully operates a multi-site business model with employees at several locations. Each recruiter typically covers one specialty and one geographic region. Historically, our locum tenens business has operated as a single desk model, with recruiters responsible for recruiting physicians, sourcing open positions, and collecting amounts due from customers. In late 2013, however, MDA began to hire a dedicated sales team in order to increase revenue and realize more leverage from the business.

CCE primarily recruits independent contractor speakers for its in-person continuing education and training seminars through its website and trade journal advertisements. Seminar attendees are recruited through direct mail marking and CCE’s website. Based on responses to its marketing efforts, CCE identifies venues for its in-person seminars throughout the United States. Once venues are identified, CCE’s meeting planners rent space to hold the seminars and they schedule travel and hotels for the independent contractors to deliver the seminars. CCE receives revenue from attendees and pays the independent contractors a fee for each seminar based on attendance.

Cejka markets its retained search services to healthcare clients primarily through industry professional organizations, direct marketing, Cejka’s website and word of mouth. Cejka identifies candidates to fill retained search positions using social networking, client referrals, and various other marketing technologies. Utilizing their expertise, Cejka’s consultants review the specific skillsets necessary for a particular position and identify candidates who meet those particular needs. Cejka performs educational and reference checks, as well as other credentialing items specifically requested by healthcare clients as part of its placement services. Cejka bills healthcare clients a candidate acquisition fee and for Cejka’s marketing expenses.

Credentialing and Quality Management

We screen all of our candidates prior to placement through our credentialing departments. While screening requirements are typically negotiated with our clients, each of our businesses has adopted its own minimum standard screening requirements. We continue to monitor our nursing and allied professional employees after placement in an effort to ensure quality performance, to determine eligibility for future placements and to manage our malpractice risk profile. Our credentialing processes are designed to ensure that our professionals have the requisite skillset and aptitude to meet the day-to-day requirements and challenges they would typically encounter on assignments where they are placed. We ask each of our healthcare clients to evaluate healthcare employees who work at their facility at the end of each assignment in order to continually assess client satisfaction and so that we may assist our employees with further educational development, if and where necessary.

Client Billing

We bill our nursing and allied employees at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and other requirements, as well as any travel and housing arrangements, where applicable. Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Automatic Data Processing, Inc. for payroll processing. Client billings are typically generated using time and attendance data captured by our payroll system. Our payroll coordinators also provide customer support services for field employees.

Hours worked by independent contractor physicians are reported to our MDA office in Berkeley Lake, Georgia. We bill our clients for hours worked by independent contractor physicians and for our recruitment fee. We negotiate payment for services with our clients based on market conditions and needs, and the amount we earn is not fixed. We keep a recruitment fee and pass on an agreed amount to the independent contractor physician on behalf of our clients.

Our educational seminars business collects the full amount of seminar fees from its customers and pays a negotiated percentage to its speakers, as well as other costs, such as hotel, travel, meals, and other related costs. For our retained search business, Cejka typically bills its clients a candidate acquisition fee and is reimbursed for certain marketing expenses.

Operations

Our nursing, allied and physician businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians and client healthcare facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania; and Berkeley Lake, Georgia. In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service and risk management. After completing the integration of our new allied health business, we expect to have 29 branches.

CCE conducts its operations at its offices in Brentwood, Tennessee; and Cejka Search operates its business from its headquarters located in Creve Coeur, Missouri. These businesses operate relatively independently, other than certain ancillary services that are provided from our Boca Raton, Florida headquarters, such as payroll for corporate employees, sales, legal, finance, and information systems support. Payroll of corporate personnel is provided on a centralized basis to both of these businesses from our Malden, Massachusetts office.

Information Systems

Our placement and support operations are enhanced by sophisticated information systems that facilitate interaction between our recruitment and support activities. Our proprietary information systems enable us to manage virtually all aspects of our operations. We believe these systems can accommodate significant future growth of our business. In addition, their scalable design allows further capacity to be added to the existing hardware platform. We have proprietary software that handles most facets of our business, including contract pricing and profitability, contract processing, job posting, housing management, billing/payroll and insurance. Our systems provide support to our facility clients, field employees and independent contractors, and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skillset of each candidate and independent contractor. In addition to our domestic information systems team, certain software development and information technology support is provided by our employees based in Pune, India.

Our financial, management reporting and human resources systems are managed on PeopleSoft, a leading enterprise resource planning software suite that provides modules used to manage our accounts receivable, accounts payable, general ledger, billing and human resources. This system is designed to accommodate future growth in our business.

Risk Management, Insurance and Benefits

We have developed a risk management program that requires prompt notification of incidents by clients, clinicians and independent contractors, educational training to our employees, loss analysis, and prompt reporting procedures to reduce our risk exposure. Each of our temporary employees receives instructions regarding the timely reporting of claims and this information is also available on our website. We continuously review facts and incidents associated with professional liability and workers’ compensation claims in order to identify trends and reduce our risk of loss in the future where possible. In addition, upon notification of an incident that may result in liability to us, we promptly gather all available documentation and review the actions of our employee and independent contractor to determine if he or she should remain on an assignment and whether he or she is eligible for another assignment with us. We consider assessments provided by our clients and we work with experts from our third party administrator on certain claims, as well as clinicians and experts from our insurance carriers, to determine employment eligibility and potential exposure. Prior to approving an employee or independent contractor for an assignment, we review records from applicable state professional associations, the national practitioners’ database and other such databases available to us.

We provide workers’ compensation insurance coverage, professional liability coverage and health care benefits for our eligible temporary professionals. We record our estimate of the ultimate cost of, and reserves for workers compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics. In determining our reserves, we include reserves for estimated claims incurred but not reported. We also estimate on a quarterly basis the health care claims that have occurred but have not been reported based on our historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by us for those claims.

The Company maintains a number of insurance policies including general liability, automobile liability and employers’ liability; each with excess liability coverage. We also maintain workers’ compensation, fidelity, fiduciary, directors and officers, and professional liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from our operations. We also own a captive insurance company domiciled in the Cayman Islands that insures a portion of each medical malpractice claim brought against our physicians or MDA. There can be no assurance that any of the above policies will be adequate for our needs, or that we will maintain all such policies in the future.

Regulations

We provide services directly to our clients on a contract basis and receive payment directly from them. However, many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. While not affecting us directly, future federal and state legislation or evolving commercial reimbursement trends may further reduce or change conditions for our clients’ reimbursement. Such limitations on reimbursement could reduce our clients’ cash flows, hampering the pricing we can charge clients and their ability to pay us. We continuously monitor changes in regulations and legislation for potential impacts on our business.

Our business is subject to regulation by numerous governmental authorities in the jurisdictions in which we operate. Complex federal and state laws and regulations govern, among other things, the licensure of professionals, the payment of our employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally. We conduct business primarily in the U.S. and are subject to federal and state laws and regulations applicable to our business, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Employees

As of December 31, 2013, we had approximately 1,100 corporate employees. During 2013, we maintained an average of 2,420 full-time equivalent field employees in our nurse and allied staffing segment. During 2013, we utilized approximately 1,500 independent contractor physicians and 140 independent contractors related to non-physician staffing. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

Additional Information

Financial reports and filings with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our corporate website at www.crosscountryhealthcare.com.  The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. If these systems are damaged or disrupted and unable to function properly in order to support our business operations or require significant costs to repair, maintain or further develop, our business and financial results could be materially adversely affected. Our information systems are protected through a secure hosting facility and additional backup remote processing capabilities also exist in the event our primary systems fail or are not accessible. However, the business is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events which may prevent personnel from gaining access to systems necessary to perform their tasks in an automated fashion. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to, among other things, maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately.

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

Our financial results could be adversely impacted by the loss of key management.

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

Impairment in the value of our goodwill, trade names or other intangible assets could negatively impact our net income and earnings per share.

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill, trade names or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2013, goodwill, trade names and other identifiable intangible assets (net of amortization) represented 90.7% of our stockholders’ equity.

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

We registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 3,500,000 shares of common stock for issuance under our 2007 Stock Incentive Plan. Fully vested options to purchase 177,300 shares of common stock were issued and outstanding as of February 28, 2014. In addition, 1,298,149 stock appreciation rights were issued and outstanding as of February 28, 2014, 763,274 of which were vested. Shares of restricted stock outstanding as of February 28, 2014, were 554,981. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

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

On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisioned more than $19 billion in incentives to healthcare organizations that modernize their medical records systems.  Physicians and hospitals that do not use certified products in a meaningful way by certain specified dates will be penalized under the current legislation.  Based on this legislation, we have seen an increase in the utilization of our nurse and allied healthcare staffing services as facilities train their staff on new electronic healthcare technologies being implemented (EMR Implementations).  If a healthcare facility contracts with us for staffing services while it is undergoing an EMR Implementation and then that facility delays or cancels those staffing services, it could have a significant adverse impact on our operational and financial results.   In addition, the revenue stream we derive by staffing hospitals undergoing EMR Implementations is not indefinite and based on current legislation is expected to lessen as we near 2017.

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

The Patient Protection and Affordable Care Act was signed into law on March 23, 2010 and later amended on March 30, 2010 (ACA).  It is a very complex law that regulates a wide range of components in our healthcare system. The sweeping healthcare reforms outlined in the ACA are scheduled to take effect on various dates through 2020.  Additional guidance on the ACA is expected to be forthcoming from the IRS, the Treasury Department, the U.S. Department of Health and Human Services, the U.S. Department of Labor and the states.

The ACA reforms the way Americans buy health insurance and creates a number of issues for employers that sponsor group health plans.  The ACA could result in increased costs to us without the ability to increase our prices to customers to cover those costs.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our principal leases as of March 1, 2014 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters and nurse and allied staffing administration	70,406	May 1, 2018
Berkeley Lake, Georgia	Temporary physician staffing and allied staffing offices	41,607	October 7, 2024
Newtown Square, Pennsylvania	Nurse and allied staffing administration and general office use	16,304	December 31, 2018
Creve Coeur, Missouri	Retained search headquarters	27,051	June 14, 2017
Malden, Massachusetts	Nurse and allied staffing administration and general office use	22,767	June 30, 2017
Pune, India	In-house information systems and development support	20,700	November 30, 2015
Brentwood, Tennessee	Education training headquarters	16,884	August 31, 2017
Tampa, Florida	Nurse and allied staffing administration and general office use	15,698	February 15, 2015

Item 3.	Legal Proceedings.

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties.  The parties have agreed to settle this lawsuit for $750,000. The United States District Court, Northern District of California granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement is scheduled for May 16, 2014.

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

Our common stock currently trades under the symbol “CCRN” on the NASDAQ Global Select Market (NASDAQ). Our common stock commenced trading on the NASDAQ National Market under the symbol “CCRN” on October 25, 2001. The following table sets forth, for the periods indicated, the high and low sale prices per share of CCRN common stock. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Sale Prices
Calendar Period	High	Low

2013
Quarter Ended March 31, 2013	$6.23	$4.86
Quarter Ended June 30, 2013	$5.60	$4.59
Quarter Ended September 30, 2013	$6.19	$5.14
Quarter Ended December 31, 2013	$10.53	$5.55

2012
Quarter Ended March 31, 2012	$6.73	$4.40
Quarter Ended June 30, 2012	$5.64	$3.87
Quarter Ended September 30, 2012	$5.12	$3.90
Quarter Ended December 31, 2012	$4.98	$3.80

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Business Training & Employment Agencies index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2008 and tracks it through 12/31/2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/08
12/09
12/10
12/11
12/12
12/13

	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013
DJUSBE	$100.00	$150.58	$178.99	$115.96	$129.29	$215.87
CCRN	$100.00	$112.74	$96.36	$63.14	$54.61	$113.54
NASDAQ	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of March 3, 2014, there were 130 stockholders of record of our common stock. In addition, there are 3,156 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. At December 31, 2013, we had 942,443 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of the Company’s Credit Agreement.  Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5,000,000 of its Equity Interests. See Note 8- Long-term Debt, to our Consolidated Financial Statements for further information. See also – Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Item 6.	Selected Financial Data.

The selected consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report.

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

	Year Ended December 31,
	2013 (a)	2012	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenue from services	$438,311	$442,635	$439,377	$406,604	$506,559
Operating expenses:
Direct operating expenses	324,851	331,050	319,989	292,333	374,043
Selling, general and administrative expenses	106,117	109,417	104,544	97,379	106,875
Bad debt expense	1,078	786	574	248	107
Depreciation	3,886	4,905	5,965	7,122	7,713
Amortization	2,294	2,263	2,394	2,568	2,701
Acquisition costs (a)	473	—	—	—	—
Restructuring costs (b)	484	—	—	—	—
Impairment charges (c)	6,400	18,732	—	10,764	—
Legal settlement charge (d)	750	—	—	—	345
Total operating expenses	446,333	467,153	433,466	410,414	491,784
(Loss) income from operations	(8,022)	(24,518)	5,911	(3,810)	14,775
Other (income) expenses:
Foreign exchange (gain) loss	(132)	(62)	(264)	68	61
Interest expense	849	2,341	2,856	4,244	6,243
Loss on early extinguishment and modification of debt	1,419	82	—	—	—
Other (income) expense, net	(119)	16	(298)	(172)	(69)
(Loss) income from continuing operations before income taxes	(10,039)	(26,895)	3,617	(7,950)	8,540
Income tax expense (benefit)	44,211	(6,150)	2,069	(2,693)	3,598
(Loss) income from continuing operations	(54,250)	(20,745)	1,548	(5,257)	4,942
Income (loss) from discontinued operations, net of tax	2,281	(21,476)	2,550	2,482	1,752
Net (loss) income	$(51,969)	$(42,221)	$4,098	$(2,775)	$6,694

Net (loss) income per common share – basic:
Continuing operations	$(1.75)	$(0.67)	$0.05	$(0.17)	$0.16
Discontinued operations	0.07	(0.70)	0.08	0.08	0.06
Net (loss) income	$(1.68)	$(1.37)	$0.13	$(0.09)	$0.22

Net (loss) income per common share – diluted (e):
Continuing operations	$(1.75)	$(0.67)	$0.05	$(0.17)	$0.16
Discontinued operations	0.07	(0.70)	0.08	0.08	0.06
Net (loss) income	$(1.68)	$(1.37)	$0.13	$(0.09)	$0.22

Weighted average common shares outstanding:
Basic	31,009,218	30,842,723	31,146,165	31,060,426	30,824,660
Diluted (e)	31,009,218	30,842,723	31,192,016	31,060,426	30,999,446

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Operating Data
Nurse and allied staffing statistical data:
FTEs (f)	2,420	2,446	2,472	2,185	2,735
Days worked (g)	883,300	895,236	902,280	797,525	998,275
Average revenue per FTE per day (h)	$316	$310	$309	$304	$314

Physician staffing statistical data (i):
Days filled (j)	80,294	85,001	85,416	89,421	95,253
Revenue per day filled (k)	$1,512	$1,453	$1,391	$1,360	$1,594

Cash flow data ($000):
Net cash provided by operating activities	$8,659	$10,146	$18,296	$31,522	$72,400
Net cash provided by (used in) investing activities	$15,205	$175	$(4,196)	$(16,199)	$(11,713)
Net cash used in financing activities	$(26,061)	$(10,583)	$(14,236)	$(11,191)	$(64,217)

Consolidated Balance Sheet Data ($000)
Working capital (l)	$39,030	$66,205	$50,348	$59,145	$64,505
Cash and cash equivalents	$8,055	$10,463	$10,648	$10,957	$6,861
Total assets (l)	$248,245	$305,924	$347,884	$358,359	$365,726
Total debt	$8,576	$33,859	$42,046	$53,513	$62,514
Stockholders’ equity	$160,667	$209,123	$249,300	$246,009	$246,071

(a)
On December 2, 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division. The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combinations, using the purchase method of accounting. The results of On Assignment's operations have been included in the Company's consolidated statements of operations since December 2, 2013, the date of the acquisition. For further information about this acquisition, refer to the notes to the consolidated financial statements (Note 5 - Acquisitions).

(b)	Restructuring costs primarily related to senior management employee severance pay.

(c)
Impairment charges include goodwill and other intangible asset impairment charges pursuant to the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Impairment or Disposal of Long-Lived Assets subsection of the Property, Plant and Equipment Topic of the FASB ASC. In the fourth quarter of 2013, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pre-tax non-cash impairment charge of approximately $6.4 million of which $6.2 million related to the physician staffing segment and $0.2 million related to the nurse and allied staffing segment. In the year ended December 2012, the Company recorded noncash impairment charges of $18.7 million related to the impairment of goodwill in the Company's nurse and allied staffing reporting unit. In the fourth quarter of 2010, the Company recorded noncash pretax impairment charges of $10.8 million, related to the impairment of specific trade names in its physician and nurse and allied staffing business segments related to its acquisition of MDA. Refer to further discussion of some of these impairment charges in our notes to the consolidated financial statements (Note 4 – Goodwill, Trade Names and Other Identifiable Intangible Assets).

(d)
During the year ended December 31, 2013, the Company agreed to settle a wage and hour class action lawsuit in California for $0.75 million, subject to a final binding agreement and approval by the court. The courts granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement is scheduled for May 16, 2014. See Note 11- Commitments and Contingencies to our consolidated financial statements. During the fourth quarter of 2009, the Company reached an agreement in principle to settle a class action lawsuit, Maureen Petray and Carina Higareda v. MedStaff, Inc., which the court granted preliminary approval in October 2010. In the fourth quarter of 2009, the Company accrued a pretax charge of $0.3 million ($0.2 million after taxes) related to this lawsuit.

(e)
For purposes of calculating diluted earnings per common share in 2013, 2012 and 2010 the Company excluded potentially dilutive shares from the calculation as their effect would have been anti-dilutive, due to the Company’s net loss from continuing operations in those years.

(f)	FTEs represent the average number of nurse and allied contract staffing personnel on a full-time equivalent basis.

(g)	Days worked is calculated by multiplying the FTEs by the number of days during the respective period.

(h)
Average nurse and allied staffing revenue per FTE per day is calculated by dividing the nurse and allied staffing revenue by the number of days worked in the respective periods. Nurse and allied staffing revenue includes revenue from permanent placement of nurses.

(i)
Beginning in the first quarter of 2011, the Company refined its statistical methodology related to its physician staffing days filled metrics. Accordingly, historical 2010 data for these metrics has been revised to conform to the 2011 presentation. Historical data for 2009 has not been reclassified due to excessive cost of applying the methodology, which, the Company believes outweighs the benefit of the additional information.

(j)	Days filled is calculated by dividing the total hours filled during the period by 8 hours.

(k)	Revenue per day filled is calculated by dividing the applicable revenue generated by the Company’s physician staffing segment by days filled for the period presented.

(l)
Working capital and total assets as of December 31, 2012 includes the net assets held for sale related to our discontinued clinical trial services staffing business.  See Note 3 – Assets Held for Sale and Discontinued Operations. Total assets presented include estimated insurance recoveries for all periods presented.  See Note 7 – Accrued Compensation and Benefits. Working capital and total asset balance information has been reclassified to conform to the 2013 presentation of deferred taxes. See Note 12 - Income Taxes.

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

Certain prior year information has been reclassified to the current year's presentation.

Overview

We are a national leader in providing healthcare staffing and workforce solutions. Our traditional staffing includes temporary and permanent placement of travel nurses and allied professionals, branch based local nurses and allied staffing, and locum tenens physicians. We provide flexible workforce solutions to the healthcare market through diversified offerings meeting the special needs of each client. Our services include: managed service programs (MSP), workforce assessments, internal resource pool consulting and development, electronic medical record (EMR) transition staffing, recruitment process outsourcing services, and traditional staffing. Our clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. We also provide education and training programs to the healthcare industry and retained search services for physicians and healthcare executives. We report three business segments: (1) nurse and allied staffing, (2) physician staffing, and (3) other human capital management services.

Our operations reflect a diversified revenue mix across healthcare customers. For the full year 2013, our revenue from continuing operations was $438.3 million. Our nurse and allied staffing business segment was 63% of revenue and is comprised of travel nurse, travel allied and branch based local nurse and allied staffing. Our locum tenens business segment was 28% of our revenue and consists of physician staffing services with placements across multiple specialties. Our other human capital management services business segment was 9% of our revenue and consists of education and training, as well as retained search services related primarily to physicians and healthcare executives.

In February 2013, we sold our clinical trial services business so that we could focus on our core business of providing flexible workforce solutions to the healthcare market. Accordingly, our former clinical trials business segment is reflected as discontinued operations on our consolidated financial statements contained in this Report. For additional information, see Footnote 3 - Assets Held for Sale and Discontinued Operations contained elsewhere in this report.

In December 2013, we acquired the assets of On Assignment, Inc.’s Allied Healthcare Staffing division for $28.7 million. We believe this acquisition complements our current operations by: (1) adding new skillsets to our traditional staffing offerings, (2) expanding our local branch network, which will allow us to expand our local market presence and our MSP business, (3) diversifying our customer base into the local ambulatory care and retail market, which provides more balance between our large volume based customers and our small local customers, and (4) better positioning us to take additional market share at our MSP accounts. Certain transitional services, including, but not limited to, billing and payroll, are being provided post-acquisition by On Assignment, Inc. to our Allied Health Group until we completely transition that business to our systems. We anticipate having the transition substantially completed by the end of the second quarter of 2014. This business has been included in the presentation of our financial statements contained in this Report. For more information on this acquisition, see Footnote 5 - Acquisitions to the consolidated financial statements contained elsewhere in this report.

For the year ended December 31, 2013, our revenue from continuing operations was $438.3 million, and we had a net loss from continuing operations of $54.3 million, or a $1.75 loss per diluted share. Our net loss from continuing operations in the year ended December 31, 2013 was entirely due to a deferred tax valuation allowance and a trade names impairment charge recorded in the fourth quarter of 2013. See Footnote 12 - Income Taxes, to the Consolidated Financial Statements.

During 2013, we generated $8.7 million in cash flow from operations and received net cash of $45.7 million from the sale of our clinical trial services business, which was used, in part, to reduce our total debt by $25.3 million and to invest in the acquisition of the assets of On Assignment's Allied Healthcare Staffing division. We ended the year with total debt of $8.6 million and $8.1 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 0.3%.

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

Nurse and Allied Staffing

Our nurse and allied staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch based local nurses and allied staffing. We provide flexible workforce solutions to the healthcare market through diversified offerings meeting the special needs of each client. Our services include: MSP, workforce assessment, internal resource pool consulting and development, EMR transition staffing, recruitment process outsourcing services, and traditional staffing. Our clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers.

The majority of our revenue is generated from staffing RNs on long-term contract assignments (typically 13-weeks in length) at hospitals and health systems using the following brands: Cross Country TravCorps,™ NovaPro Travel, Medstaff Travel, CRU48 Travel, and Assignment America.™ The CRU48 Travel™ brand is used to identify and staff travel professionals on assignment who are pre-qualified and ready to begin assignments within one to two weeks (as opposed to the typical lead time of four or five weeks for travel healthcare professionals) at a hospital client which has an urgent need. Additionally, we offer a short-term staffing solution of RNs, licensed practical nurses, and certified nurse assistants on per diem and short-term assignments through our national network of local branch offices. We also provide travel allied health professionals on long-term contract assignments to hospitals, schools and skilled nursing facilities under the Cross Country TravCorps™ brand, and we provide more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical settings under our Allied Health Group brand.

Our nurse and allied staffing revenue and earnings are impacted by the relative supply of nurse and allied healthcare professionals and demand for our contract staffing services at healthcare facilities. Demand for our nurse and allied staffing services is primarily influenced by the strength or weakness of national acute care hospital admissions relative to expectations and the volume of patients at other medical facilities, as well as labor market dynamics that influence the number of hours worked by healthcare professionals. We believe demand for travel nurse staffing services will be favorably impacted in the long-term by an aging population, along with the anticipated increases in utilization of healthcare services resulting from the Patient Protection and Affordable Care Act (ACA), and an increasing shortage of nurses. We rely significantly on our ability to recruit and retain nurses and other healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our clients. Shortages of qualified nurses and other healthcare professionals could limit our ability to fill open orders and grow our revenue and net income. In general, we believe nurses are more willing to seek travel assignments during relatively high levels of demand for contract employment, and conversely, are more reluctant to seek travel assignments during and immediately following periods of weak demand for contract employment.

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

CCS is our largest brand. The vast majority of our activities are designed to help a diverse customer base of hospitals and health system clients meet their ongoing staffing needs for temporary nurses and allied health professionals. During 2013, we worked with more than a thousand hospitals and health system clients. Additionally, as a part of its business strategy, CCS provides comprehensive Managed Service Programs (MSP) solutions to large hospitals and health systems throughout the U.S. to manage their temporary clinical staffing.  These MSP contracts are specifically tailored to each client based on their workforce goals and financial targets. Our MSP engagements typically incorporate one or more of our contract nurse, contract allied and/or per diem staffing solutions. These services are particularly beneficial to larger facilities and systems that require many healthcare professionals across a broad spectrum of medical disciplines and specialties. In addition to directly supplying a large majority of client needs under these MSP programs, CCS has relationships with hundreds of subcontractors throughout the U.S. to ensure that clients have access to a large pool of candidates to meet their staffing needs.

Another component of our business is contract staffing for hospitals and health systems undergoing electronic medical record (EMR) technology implementations. In these situations, we supply contract temporary healthcare professionals to provide patient care while hospital staff RNs are away in classroom settings undergoing training and to provide support to the staff RNs in utilizing the EMR technology upon their return to bedside care. Many hospitals and physician groups continue to undergo EMR implementations aided by grants available to healthcare facilities under the Health Information Technology for Economic and Clinical Act (HITECH Act) - adopted as part of the American Recovery and Reinvestment Act. We believe the demand for our staffing services will be positively impacted in the short term from new deadlines adopted by CMS regarding EMR implementations, because hospitals often use temporary staff to fill in for permanent staff being trained on new technologies.

Overall, during 2013 demand for our nurse and allied staffing services was up slightly with sequential growth in the first quarter which we believe was partly due to a strong flu season resulting in higher hospital admissions and an increase in staffing assignments related to EMR technology implementations. We experienced softer demand in the second and third quarters partly due to delays in EMR technology implementations and lower hospital admissions. Towards the end of the third quarter and through our fourth quarter, demand increased as a result of new EMR projects and increased orders from our MSP customers. Contribution income margins in this business improved significantly in 2013 primarily due to lower field insurance and housing expenses. Our ratio of contract bookings as a percentage of working nurses was 102% in the fourth quarter of 2013 and is running at 104% in our first quarter of 2014. We expect that staffing related to EMR technology implementations as well as MSP programs will continue to be growth drivers in our nurse and allied staffing segment in 2014.

Physician Staffing

Our physician staffing business is headquartered in Berkeley Lake, Georgia and offers multi-specialty locum tenens (temporary physician staffing) services to the healthcare industry in all 50 states. We provide physicians as independent contractors on temporary assignments at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

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

During 2013, we experienced a decrease in demand which, we believe was in part due to, what we believe is an increase in the number of physicians willing to accept permanent opportunities. We believe physicians have been seeking employment with hospitals at higher rates in the past few years due to: the difficulty of transitioning private practices to EMR, traversing the maze of insurance company requirements, financial strains on private practices from repeated threatened pay cuts based on Medicare’s sustainable growth rate formulas, and the uncertain future of healthcare associated with ACA. Becoming hospital staff provides financial certainty and the ability to focus more on practicing medicine. We believe this shift in employment provides opportunity for the locum tenens industry, because hospitals will still need to fill open positions when these staff physicians take vacation time, take leaves of absence or sabbaticals, and attend continuing education seminars. While we expect this trend to continue in the short-term, we believe the future outlook for the physician staffing industry is positive as demand for physicians is projected to increase by 2025 due to the demographics of a growing and aging population along with healthcare reform that is expected to be directionally favorable to our business. The needs will be particularly strong in the primary care specialties due to recent decreases in medical school graduates entering the primary care field. Locum tenens should benefit from these shortage trends and demands particularly with an ever increasing aging population and the anticipated increase in utilization of healthcare services. We believe our physician staffing services business is well positioned to respond to the current and future needs of its healthcare customers.

Other Human Capital Management Services

Education and Training Services

Our Cross Country Education™ (CCE) subsidiary, headquartered in Brentwood, Tennessee, offers “in person” one-day seminars, conferences and e-learning through various independent contractors who are experts in their field on topics pertaining to their profession. CCE is an approved provider of continuing education with more than 35 professional healthcare associations, and also works with national and state boards and associations. CCE is expanding its online presence and intends to continue to move toward a greater offering of blended learning opportunities for a professional that combines live seminar offerings with audio and e-learning products. CCE trains professionals in the fields of physical and occupational therapy, behavioral health, nursing, long-term care, coding and billing, regulatory compliance, dentistry, health information and healthcare administration. In 2013, CCE held 4,679 seminars and conferences that were attended by more than 120,000 registrants in the U.S. We extend these educational services to our field employees on favorable terms as a recruitment and retention tool.

In 2013, CCE’s live seminar attendance decreased approximately 11% from the prior year due to what we believe are several factors. First, significant budget cuts to both non-Medicaid and Medicaid-based mental health services negatively impacted employment for public mental health programs.  We believe this reduced demand for our programs as these professionals may have obtained to a greater degree continuing education credits via e-learning offerings. Second, the education industry is increasingly offering live webcasting and rebroadcasting of seminars. To address this shift, CCE has significantly expanded its offerings in this area while continuing to provide thousands of live seminars each year. CCE is also expanding its online presence and will continue to move toward a greater offering of blended learning opportunities for professionals that combine live seminar offerings with audio and e-learning products. CCE is also focusing greater efforts on developing strategic partnerships with provider organizations that can extend our learning programs to their licensed employees.

Retained Search

Cejka has been a leading physician, executive, advanced practice and allied health search firm for more than thirty years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, advanced use of recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka completes hundreds of search assignments annually for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, accountable care organizations (ACOs), managed care and other healthcare organizations. We believe in 2013 that ongoing uncertainty about health care reform, Medicare reimbursement rules and the pace of economic recovery continued to limit or delay implementation of the industry’s medical staff and administrative leadership recruitment plans, which extended the challenging and competitive environment for retained search services.

We believe the intensifying shortage of physicians and mid level providers, and the critical need for effective healthcare executive leadership, in particular physician executive leaders, to meet the challenges of health care reform provides an opportunity for us to grow in 2014.

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

We record revenue on a gross basis as a principal or on a net basis as an agent depending on the arrangement, as follows:

•
We have also entered into certain contracts with acute care facilities to provide comprehensive managed service programs (MSP) solutions. Under these contract arrangements, we use our nurses primarily, along with those of third party subcontractors, to fulfill customer orders. If a subcontractor is used, we invoice our customer for these services, but revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by us for our MSP services.

•	Revenue from our physician staffing and education and training businesses is recognized on a gross basis as we believe we are the principal in the arrangements.

Disposition

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

The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.75 million earn-out related to certain performance-based milestones, has been treated as contingent consideration and we assigned no value to this earn-out as of December 31, 2013 based on recent information available to us including a revised revenue forecast for the Arena Contract (as defined in the agreement). In addition, the FTE earn-out (as defined in the agreement) was not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2.25 million as of December 31, 2013. (see Note 9 - Fair Value Measurements, to our consolidated financial statements for more information).

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

We have provided certain transitional services to the Buyer since the sale date, which have ceased as of December 31, 2013.

The sale was a result of an extensive review of our business and the changing competitive landscape in the pharmaceutical outsourcing industry. This segment consisted of service offerings that include traditional contract staffing and functional outsourcing, as well as drug safety monitoring and regulatory services to pharmaceutical and biotechnology customers. As of December 31, 2013, our clinical trial services segment has been classified as discontinued operations for all periods presented.

Acquisition

In December 2013, we acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division for an aggregate purchase price of $28.7 million, subject to certain post-closing adjustments. Excluded from the transaction were the accounts receivable, accounts payable and accrued compensation of the business being acquired. The Company used $24.7 million in cash on hand and $4.5 million from borrowings under its current revolver facility with Bank of America, N.A. to pay the purchase price and approximately $0.5 million in transaction costs. Subsequent to December 31, 2013, an immaterial post-closing adjustment was made. We do not expect any further adjustment. However, the purchase price is subject to further adjustment downward contingent upon retention of certain contracts as defined in the agreement, which will be resolved by the end of the second quarter of 2014.

We believe this acquisition complements our current operations by: (1) adding new skillsets to our traditional staffing offerings, (2) expanding our local branch network, which will allow us to expand our local market presence and our MSP business, (3) diversifying our customer base into the local ambulatory care and retail market, which provides more balance between our large volume based customers and our small local customers, and (4) better positioning us to take additional market share at our MSP accounts. The allied healthcare business has 84 branch-based employees and makes placements in more than 125 specialties from 23 branch offices.

The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combination, using the purchase method. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. On Assignment's allied staffing services have been included with our nurse and allied staffing business segment. In 2013, the On Assignment allied staffing acquisition contributed $3.4 million of revenue and $0.3 million of contribution income to the nurse and allied staffing business segment.

Goodwill, Trade Names and Other Identifiable Intangible Assets

Goodwill, trade names and other intangible assets represented 90.7% of our stockholders’ equity as of December 31, 2013. Goodwill, trade names and other identifiable intangible assets from acquisitions were $77.3 million, $42.3 million and $26.2 million, respectively, net of accumulated amortization, at December 31, 2013. In accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, goodwill and certain intangible assets with indefinite lives (such as trade names) are not subject to amortization; instead, we review these assets for impairment annually, at December 31, and whenever circumstances occur indicating impairment, with any related losses recognized in earnings.

Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 5 to 16 years. The Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

See Critical Accounting Principles and Estimates and our consolidated financial statements Note 4 – Goodwill and Other Identifiable Intangible Assets, for a detailed description of the results of our impairment reviews in 2013, 2012 and 2011 that resulted in total impairment charges for continuing operations of $6.4 million in the fourth quarter of 2013, $18.7 million in the second quarter of 2012 and total impairment charges for discontinued operations of $35.4 million in our third and fourth quarter of 2012.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2013	2012	2011
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	74.1	74.8	72.8
Selling, general and administrative expenses	24.2	24.7	23.8
Bad debt expense	0.2	0.2	0.1
Depreciation and amortization	1.4	1.6	1.9
Acquisition costs	0.1	—	—
Restructuring costs	0.1	—	—
Legal settlement charge	0.2	—	—
Impairment charges	1.5	4.2	—
(Loss) income from operations	(1.8)	(5.5)	1.4
Foreign exchange (gain) loss	—	—	—
Interest expense	0.2	0.6	0.7
Loss on modification of debt	0.3	—	—
Other income, net	—	—	(0.1)
(Loss) income from continuing operations before income taxes	(2.3)	(6.1)	0.8
Income (benefit) tax expense	10.1	(1.4)	0.5
(Loss) income from continuing operations	(12.4)	(4.7)	0.3
Income (Loss) from discontinued operations, net of tax	0.5	(4.8)	0.6
Net (loss) income	(11.9)%	(9.5)%	0.9%

Segment Information

In accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – nurse and allied staffing, physician staffing, and other human capital management services, described below.

Nurse and allied staffing - The nurse and allied staffing business segment provides travel nurse and allied staffing services and per diem nurse services primarily to acute care hospitals. Nurse and allied staffing services are marketed to public and private healthcare and for-profit and not-for-profit facilities throughout the U.S. We aggregate our Cross Country Staffing and Allied Health Group brands that we market to our customers in this business segment.

Physician staffing – The physician staffing business segment provides multi-specialty locum tenens services to the healthcare industry throughout the U.S.

Other human capital management services - The other human capital management services business segment includes the combined results of our education and training and retained search businesses that both have operations within the U.S.

Information on operating segments and reconciliation to (loss) income from operations for the periods indicated are as follows:

	Year ended December 31,
	2013	2012 (c)	2011 (c)
	(Amounts in thousands)
Revenue from services:
Nurse and allied staffing	$278,973	$277,754	$278,793
Physician staffing	121,371	123,545	118,781
Other human capital management services	37,967	41,336	41,803
	$438,311	$442,635	$439,377

Contribution income (a):
Nurse and allied staffing	$19,188	$11,360	$20,078
Physician staffing	8,617	10,652	11,320
Other human capital management services	746	1,944	3,172
	28,551	23,956	34,570

Unallocated corporate overhead	22,286	22,574	20,300
Depreciation	3,886	4,905	5,965
Amortization	2,294	2,263	2,394
Acquisition costs	473	—	—
Restructuring costs	484	—	—
Legal settlement charge	750	—	—
Impairment charges (b)	6,400	18,732	—
(Loss) income from operations	$(8,022)	$(24,518)	$5,911
_______________

(a)
We define contribution income as (loss) income from operations before depreciation, amortization, acquisition costs, restructuring costs, legal settlement charges, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In 2013, we refined our methodology for allocating certain corporate overhead expenses to its nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

(c)
During the year ended December 31, 2012, we recognized pretax impairment charges in our continuing operations of $18.7 million. Refer to discussion in Note 4-Goodwill, Trade Names and Other Identifiable Intangible Assets.

Comparison of Results for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Revenue from services

Revenue from services decreased $4.3 million, or 1.0%, to $438.3 million for the year ended December 31, 2013, as compared to $442.6 million for the year ended December 31, 2012. The decrease was due to lower revenue from our other human capital management services and physician staffing businesses, partially offset by an increase in revenue from our nurse and allied staffing business segment.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased $1.2 million, or 0.4% to $279.0 million for the year ended December 31, 2013, from $277.8 million for the year ended December 31, 2012. Excluding the results of the acquisition, revenue in our nurse and allied staffing business segment decreased $2.2 million, primarily due to lower staffing volume, partially offset by higher average bill rates.

The average number of nurse and allied staffing FTEs on contract during the year ended December 31, 2013, decreased 1.1% from the year ended December 31, 2012. Average nurse and allied staffing revenue per FTE increased approximately 1.9% in the year ended December 31, 2013 compared to the year ended December 31, 2012.

Physician staffing

Revenue from our physician staffing business decreased $2.2 million, or 1.8% to $121.4 million for the year ended December 31, 2013, compared to $123.5 million for the year ended December 31, 2012. The decrease in revenue reflects lower volume, partially offset by higher bill rates. Physician staffing days filled decreased 5.5% to 80,294 in the year ended December 31, 2013, compared to 85,001 in the year ended December 31, 2012. Revenue per day filled for the year ended December 31, 2013 was $1,512, a 4.1% increase from the year ended December 31, 2012, reflecting higher average prices.

Other human capital management services

Revenue from other human capital management services for the year ended December 31, 2013, decreased $3.4 million, or 8.2%, to $38.0 million from $41.3 million in the year ended December 31, 2012, reflecting less seminars and lower seminar attendance in our education and training business and lower revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses decreased $6.2 million, or 1.9%, to $324.9 million for the year ended December 31, 2013, as compared to $331.1 million for year ended December 31, 2012.

As a percentage of total revenue, direct operating expenses represented 74.1% of revenue for the year ended December 31, 2013, and 74.8% for the year ended December 31, 2012. The decrease was primarily due to lower housing costs and field insurance expenses, partially offset by higher physician provider fees and expenses as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.3 million, or 3.0%, to $106.1 million million for the year ended December 31, 2013, as compared to $109.4 million for the year ended December 31, 2012. As a percentage of total revenue, selling, general and administrative expenses were 24.2% and 24.7% for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily due to lower health insurance, direct mail expenses, rent expense and compensation expense, partially offset by an increase in legal expense. Selling, general and administrative expenses for the year ended December 31, 2012 included $1.0 million of estimated state non-income taxes ($0.3 million related to our estimates for the 2005-2011 tax years as discussed in Note 11 - Commitments and Contingencies to our consolidated financial statements) and $0.7 million expense for an immaterial correction in calculating deferred rent which primarily accumulated from 2002 to 2010.

Included in selling, general and administrative expenses is unallocated corporate overhead of $22.3 million for the year ended December 31, 2013, compared to $22.6 million for the year ended December 31, 2012.  Included in unallocated corporate overhead are $2.1 million and $2.6 million of share-based compensation expenses for the years ended December 31, 2013 and 2012, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 5.1% for the year ended December 31, 2013, and 5.1% for the year ended December 31, 2012.

Bad debt expense

Bad debt expense as a percentage of total revenue was 0.2%, or $1.1 million for the year ended December 31, 2013. Bad debt expense as a percentage of total revenue was 0.2%, or $0.8 million for the year ended December 31, 2012. The calculation and methodology remain consistent.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2013, increased $7.8 million or 68.9%, to $19.2 million from $11.4 million in year ended December 31, 2012. As a percentage of nurse and allied staffing revenue, segment contribution income was 6.9% for the year ended December 31, 2013, and 4.1% for the year ended

December 31, 2012. This increase was primarily due to a combination of lower insurance and housing costs for our field staff, and lower selling, general and administrative expenses.

Contribution income from our physician staffing segment for the year ended December 31, 2013, decreased $2.0 million or 19.1% to $8.6 million compared to $10.7 million in the year ended December 31, 2012. As a percentage of physician staffing revenue, contribution income was 7.1% for the year ended December 31, 2013 and 8.6% for the year ended December 31, 2012. The margin decline was due to higher physician provider fees as a percentage of revenue and an increase in the Company's estimated accrual for sales tax liabilities in the year ended December 31, 2013.

Contribution income from other human capital management services for the year ended December 31, 2013, decreased by $1.2 million, or 61.6%, to $0.7 million, from $1.9 million in the year ended December 31, 2012. Contribution income as a percentage of other human capital management services revenue was 2.0% for the year ended December 31, 2013 and 4.7% for the year ended December 31, 2012. The decrease in contribution income margin was primarily due to negative operating leverage in our retained search business partially offset by lower direct mail costs as a percentage of revenue in our education and training business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines, the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2013, totaled $6.2 million as compared to $7.2 million for the year ended December 31, 2012. As a percentage of revenue, depreciation and amortization expense was 1.4% for the year ended December 31, 2013 and 1.6% for the year ended December 31, 2012.

Acquisition costs

Acquisition costs during the year ended December 31, 2013 consist primarily of advisory services and administrative expenses related to our acquisition of On Assignment's Allied Healthcare Staffing division. No similar expenses were recorded during the year ended December 31, 2012.

Restructuring costs

During the year ended December 31, 2013, we went through a restructuring process to reduce operating costs. and recorded restructuring charges of $0.5 million, pretax, primarily related to senior management severance pay. Severance costs are included as restructuring costs in the consolidated statements of operations. No similar charges were recorded during the year ended December 31, 2012.

Legal settlement charge

During the year ended December 31, 2013, we agreed to settle a wage and hour class action lawsuit in California for $0.75 million, subject to a final binding agreement and approval by the court. The amount was accrued in the second quarter of 2013. The courts granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement is scheduled for May 16, 2014. See Note 11- Commitments and Contingencies to our consolidated financial statements.

Impairment charges

In the year ended December 31, 2013, impairment charges of $6.4 million represent impairment of trade names of $6.2 million related to our physician staffing segment and $0.2 million related to our nurse and allied staffing segment. In the fourth quarter of 2013, pursuant to the he Intangibles - Goodwill and Other Topic of the FASB ASC, we conducted an assessment of the trade names related to our MDA acquisition. Based upon the recent performance of our physician staffing business, we reduced our revenue forecast for this business segment in the fourth quarter. We determined that based on our projected revenue stream, our estimated fair value was less than the carrying amount of the trade names.

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

Foreign exchange (gain) loss

Foreign exchange gains of $0.1 million were realized in both periods ended December 31, 2013, and 2012. Foreign currency gains and losses are realized upon the settlement of cash flows from transactions denominated in currencies other than U.S. dollars.

Interest expense

Interest expense totaled $0.8 million for the year ended December 31, 2013 and $2.3 million for the year ended December 31, 2012. Lower interest expense was due to lower average borrowings in the year ended December 31, 2013 due to the repayment of borrowings from proceeds of the sale of our clinical research trial services business in February 2013. The effective interest rate on our borrowings was 2.4% and 2.3% for the years ended December 31, 2013 and 2012, respectively. Interest expense in the year ended December 31, 2012 included debt financing costs of $0.3 million that were not capitalized.

Loss on early extinguishment and modification of debt

Loss on early extinguishment and modification of debt was $1.4 million in the year ended December 31, 2013 and related to the write off of unamortized debt issuance costs related to our prior credit agreement.  See Note 8- Long-term Debt, to our consolidated financial statements for more information. During the year ended December 31, 2012, loss on early extinguishment or modification of debt was $0.1 million and related to a change in lenders' participations and modification of the then existing July 2012 Credit Agreement.

Other expense (income), net

Other expense (income), net includes interest income on our cash and cash equivalents and short and long-term cash investments, and other income and expense. During the years ended December 31, 2013, 2012 and 2011, other expense (income), net is primarily interest income from our cash investments.

Income tax expense (benefit)

Income tax expense totaled $44.2 million for the year ended December 31, 2013, as compared to an income tax benefit of $6.1 million for the year ended December 31, 2012. The income tax expense in the year ended December 31, 2013 included a $48.6 million valuation allowance on the Company's deferred tax assets. See Note 12 - Income Taxes. Excluding the expense related to this valuation allowance, the effective tax rate was 43.3% in the year ended December 31, 2013, compared to 22.9% in the year ended December 31, 2012. The greater effective tax rate in the year ended December 31, 2013 was partly due to a benefit from the reversal of taxes accrued on our foreign earnings and effect of book tax differences on the tax benefit relating to our stock compensation plans. The lower effective tax rate in the year ended December 31, 2012 was partly due to an adjustment of $2.5 million to income tax expense in the fourth quarter of 2012 related to the reversal of the Company’s permanent reinvestment of foreign earnings position and the effect of losses due to impairment charges incurred in 2012. Excluding the adjustment relating to the foreign earning position, the effective tax rate was 32.2% in the year ended December 31, 2012.

Income (loss) from discontinued operations, net of income taxes

Our clinical trial services business segment was reclassified as discontinued in our fourth quarter of 2012. Income from discontinued operations, net of tax of $2.3 million included a $4.0 million gain ($1.7 million net of taxes) on the sale of our clinical trial services business in the year ended December 31, 2013.

Loss from discontinued operations in the year ended December 31, 2012 includes total impairment charges of $35.4 million ($24.2 million, net of income taxes) related to goodwill and other intangible assets.  Excluding the impairment charges, the clinical trial service business had income from operations before income taxes of $4.5 million in the year ended December 31, 2012 compared to $4.6 million in the year ended December 31, 2011.  See Note 4 - Goodwill and Identifiable Intangible Asset and Note 3– Assets Held for Sale and Discontinued Operations.

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

Included in selling, general and administrative expenses is unallocated corporate overhead of $22.6 million for year ended December 31, 2012, compared to $20.3 million for the year ended December 31, 2011. This increase in unallocated corporate overhead was primarily due to an increase in consulting and accounting fees.  Included in unallocated corporate overhead are $2.6 million and $2.9 million of share-based compensation expenses for the years ended December 31, 2012 and 2011, respectively. As a percentage of consolidated revenue, unallocated corporate overhead was 5.1% for the year ended December 31, 2012, and 4.6% for the year ended December 31, 2011.

Bad debt expense

Bad debt expense as a percentage of total revenue was 0.2%, or $0.8 million for the year ended December 31, 2012. Bad debt expense as a percentage of total revenue was 0.1%, or $0.6 million for the year ended December 31, 2011. The calculation and methodology remain consistent.

Contribution income

Contribution income from our nurse and allied staffing segment for the year ended December 31, 2012, decreased $6.9 million or 34.2%, to $11.4 million from $20.1 million in year ended December 31, 2011. As a percentage of nurse and allied staffing revenue, segment contribution income was 4.1% for the year ended December 31, 2012, and 7.2% for the year ended December 31, 2011. This decrease was due to a combination of higher field insurance expenses, a decrease in our bill pay spread due to changes in geographic mix, and higher selling, general and administrative expenses. The higher selling, general and administrative expenses were primarily due to investments we made in 2011 to our infrastructure to support anticipated revenue growth, particularly from new MSP accounts, that was slower than expected throughout the second half of 2012.

Contribution income from our physician staffing segment for the year ended December 31, 2012, decreased $0.7 million or 5.9% to $10.7 million compared to $11.3 million in the year ended December 31, 2011. As a percentage of physician staffing revenue, contribution income was 8.6% for the year ended December 31, 2012 and 9.5% for the year ended December 31, 2011. The margin decline was due to higher physician provider fees and professional liability expenses, partially offset by favorable operating leverage.

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

Impairment charges

Impairment charges of $18.7 million in the year ended December 31, 2012 represents impairment of goodwill related to the nurse and allied staffing segment due to the results of an interim impairment analysis pursuant to the Intangibles - Goodwill and Other Topic of the FASB ASC. We determined that the fair value of our nurse and allied staffing segment was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pre-tax goodwill impairment charge of $18.7 million. See Critical Accounting Principles and Estimates and Note 3 - Goodwill and Other Identifiable Intangible Assets to our consolidated financial statements.

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

(Loss) income from discontinued operations, net of income taxes

(Loss) income from discontinued operations, net of income taxes includes the results from our clinical trial services business segment which was reclassified as discontinued in our fourth quarter of 2012.  The loss from discontinued operations in the year ended December 31, 2012 includes total impairment charges of $35.4 million ($24.2 million, net of income taxes) related to goodwill and other intangible assets.  Excluding the impairment charges, the clinical trial service business had income from operations before income taxes of $4.5 million in the year ended December 31, 2012 compared to $4.6 million in the year ended December 31, 2011.  See Note 4 - Goodwill, Trade Names and Identifiable Intangible Asset and Note 3 - Assets Held for Sale and Discontinued Operations.

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. Revenue related to these transactions amounted to approximately $3.9 million, $3.8 million, and $2.1 million in aggregate for the years ended December 31, 2013, 2012, and 2011, respectively. Accounts receivable due from these hospitals at December 31, 2013 and 2012 were approximately $0.4 million and $0.6 million in aggregate, repsectively. Pricing for our services is consistent with our other hospital customers.

Liquidity and Capital Resources

As of December 31, 2013, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 1.9 to 1.0. Working capital decreased by $27.2 million to $39.0 million as of December 31, 2012, compared to $66.2 million as of December 31, 2011, primarily due to the sale of its clinical trial services business segment classified as as assets held for sale as of December 31, 2012. Days’ sales outstanding decreased by 3 days to 51 days as of December 31, 2013, compared to 54 days at December 31, 2012 (when including the Company's discontinued operations), consistent with historical ranges.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service including our commitments as described in the

Commitments table which follows. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our current credit agreement. Our foreign cash balance of $8.6 million is available to us, and if we repatriated the total amount, we would incur $0.2 million of withholding tax, which has been accrued for as of December 31, 2013. We believe the absence of cash flow from discontinued operations will not impact our future liquidity and capital resources. We continue to evaluate acquisition opportunities that may require additional funding.

Credit Agreements

Loan Agreement

On January 9, 2013, we terminated our commitments under the July 2012 Credit Agreement (defined below) and entered into a Loan and Security Agreement, (Loan Agreement), by and among us and certain of our domestic subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit.  Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, we are permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20.0 million, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12.0 million; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors. We had $11.4 million letters of credit outstanding and $8.4 million drawn under our revolving credit, leaving $19.7 million available as of December 31, 2013. The letters of credit relate to our workers' compensation and professional liability policies. See Note 2 - Summary of Significant Accounting Policies.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness of the Company under our prior credit agreement and the payment of fees and expenses. The repayment of the term loan portion of our debt outstanding in the first quarter of 2013 was treated as extinguishment of debt, and, as a result, we recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million. The repayment of the revolver portion of the our debt outstanding in the first quarter of 2013 was treated partially as extinguishment and partially as a modification. The fees related to the modified portion of approximately $0.1 million relate to the continuation of credit provided by Bank of America, N.A. under our Loan Agreement. We wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

The revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes.  As of December 31, 2013, the interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.5% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the our excess availability under the revolving credit facility, and would increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2013, was 0.375%.

The Loan Agreement contains customary representations, warranties, and affirmative covenants. The Loan Agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements.  In addition, if the Company’s excess availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $6,250,000, we are required to meet a minimum fixed charge coverage ratio of 1.0, as defined in the Loan Agreement.  The Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.

Our obligations under the Loan Agreement are guaranteed by our domestic subsidiaries (Subsidiary Guarantors). As collateral security for their obligations under the Loan Agreement and guarantees thereof, we and the Subsidiary Guarantors have granted to Bank of America, N.A., a security interest in substantially all of our tangible and intangible assets.

July 2012 Credit Agreement

On July 10, 2012, we entered into a senior secured credit agreement (July 2012 Credit Agreement), by and among us, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent. The July 2012 Credit Agreement provided for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25.0 million, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50.0 million, which includes a $10.0 million subfacility for swingline loans, and a $20.0 million subfacility for standby letters of credit.

Upon closing of the July 2012 Credit Agreement, we borrowed $25.0 million under the term loan and $11.0 million from the revolving credit facility. The proceeds were used to repay the indebtedness on our prior credit agreement and for the payment of fees and expenses. During 2012, $1.0 million of financing fees were deferred and included in debt issuance costs on the accompanying consolidated balance sheets. The deferred costs related to the revolving credit facility were being amortized on a straight-line basis, and the deferred costs related to the term loan facility were being amortized using the effective interest method, both over the life of the July 2012 Credit Agreement. In addition, $0.3 million of third party debt financing costs relating to the July 2012 Credit Agreement were expensed as incurred as required by the Debt Topic of the FASB ASC, and included in interest expense on the consolidated statements of operations.

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

Modification of July 2012 Credit Agreement

On September 28, 2012, we entered into a First Modification Agreement with the lenders of our July 2012 Credit Agreement, which, for the third quarter ending September 30, 2012, modified the maximum consolidated total leverage ratio to 2.75 to 1.00 and modified the minimum consolidated fixed charge coverage ratio to 1.25 to 1.00. In addition, the aggregate amount of new revolving credit loans and swingline loans made under the credit agreement could not exceed $3.0 million (above the $10.0 million outstanding) at any time, and new Letters of Credit issued on behalf of us couldn't exceed $1.0 million (above the $12.4 million outstanding), during the period commencing on September 28, 2012 and ending upon the delivery of the Officer’s Compliance Certificate to the administrative agent for the fiscal year ending December 31, 2012 (which would have occurred in March 2013). Further, during this modification period, we were also prohibited from making investments and purchasing, redeeming, retiring or otherwise acquiring any shares of its capital stock as otherwise permitted under the credit agreement. Due to our change in lenders’ participations as a result of the July 2012 Credit Agreement and subsequent modification agreement, the Company wrote off debt issuance costs of approximately $82,000 as loss on modification of debt on the accompanying consolidated statements of operations for the year ended December 31, 2012.

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

At December 31, 2013, we had 942,443 shares of common stock left remaining to repurchase under our February 2008 authorization, subject to the limitations of the Loan Agreement. Subject to certain conditions as described in its Loan

Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests. See Note 8- Long-term Debt for further information.

Cash Flow Comparisons

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities during the year ended December 31, 2013 was $8.7 million compared to $10.1 million during the year ended December 31, 2012. During the years ended December 31, 2013 and 2012, net cash provided by operating activities included $0.4 million and $3.8 million, respectively, of cash provided by discontinued operations. The decrease in cash flow from operations is primarily due to timing of payments and receipts in the year ended December 31, 2013. Cash flow from operations in the year ended December 31, 2013 was reduced somewhat due to the acquisition in early December of On Assignment's Allied Healthcare Staffing division, as the Company did not buy their receivables.

Investing activities provided a net of $15.2 million in the year ended December 31, 2013 compared to $0.2 million used in the year ended December 31, 2012. During the year ended December 31, 2013, we sold the clinical trial service business for net proceeds of $45.7 million. In addition, we used $28.7 million during the year ended December 31, 2013 to acquire the Allied Health business of On Assignment. We used $1.8 million and $2.2 million, respectively for capital expenditures during the years ended December 31, 2013 and 2012. In addition, other investing activities provided $2.7 million in year ended December 31, 2012 related to the liquidation of our foreign long-term and short-term cash investments.

Net cash used in financing activities during the year ended December 31, 2013, was $26.1 million, compared to $10.6 million during the year ended December 31, 2012. We repaid total debt, net of borrowings, in the amounts of $25.3 million and $8.7 million during the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, we paid $0.5 million and $1.4 million, respectively, for debt issuance costs related our refinancing. We used $0.3 million and $0.2 million to repurchase shares of common stock to cover withholding liabilities related to the vesting of restricted stock in 2013 and 2012, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities during the year ended December 31, 2012 was $10.1 million compared to $18.3 million during the year ended December 31, 2011. Net cash flow provided by operating activities during the year ended December 31, 2012 and 2011 included $3.8 million, and $6.0 million, respectively, of cash provided by discontinued operations. The decrease in cash flow from operations is primarily due to lower profitability and timing of income tax payments and receipts in year ended December 31, 2012.  During the year ended December 31 2011, we received $4.8 million in income tax refunds, primarily due to the utilization of a net operating loss carryback.

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

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2013:

Commitments	Total	2014	2015	2016	2017	2018	Thereafter
	(Unaudited, amounts in thousands)
Asset-based revolving credit facility (a)	$8,400	$8,400	$—	$—	$—	$—	$—
Capital lease obligations	176	83	65	28	—	—	—
Operating leases obligations (b)	19,065	4,267	3,915	3,958	3,017	1,305	2,603
	$27,641	$12,750	$3,980	$3,986	$3,017	$1,305	$2,603
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

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC of $5.0 million at December 31, 2013. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts, taxes and other contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2013, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1)
Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC and the Property, Plant and Equipment/Impairment of Disposal of Long-Lived Assets Topic of the FASB ASC, we perform annual impairment analysis to assess the recoverability of the goodwill and indefinite-lived intangible assets.

We assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Second quarter 2012 goodwill interim impairment testing results

During the second quarter of 2012, our stock price continued to decline from December 31, 2011. In addition, slower than expected booking momentum and reduced contribution income in our nurse and allied staffing segment resulted in a downward revision to this segment’s forecast. Additionally, we were closely monitoring the performance of the clinical trial services and physician staffing businesses due to a small margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the small margin between the carrying amount and fair value of the nurse and allied staffing reporting unit as of the March 31, 2012 interim impairment testing. These factors warranted impairment testing in the second quarter of 2012.

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

Third quarter 2012 goodwill interim impairment testing results

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

Fourth quarters 2013, 2012, and 2011 annual goodwill impairment testing results

During the fourth quarters of 2013, 2012, and 2011, the Company determined that no goodwill impairment charges were warranted.

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

Fourth quarter 2013 other indefinite lived intangibles

In the fourth quarter of 2013, in conjunction with our annual testing of indefinite-lived intangible assets not subject to amortization, we recorded a pre-tax non-cash impairment charge of approximately $6.4 million of which $6.2 million related to the physician staffing segment and $0.2 million related to the nurse and allied staffing segment. We reduced our long term revenue forecast in our fourth quarter for these businesses and as a result, our calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

As of December 31, 2013, other indefinite-lived intangible assets not subject to amortization on our consolidated balance sheets totaled $42.3 million.

Goodwill and other identifiable intangible assets related to discontinued operations

We used a consistent income approach and market approach to evaluate the potential impairment of goodwill related to the clinical trial services staffing reporting unit. Discounted cash flows served as the primary basis for the income approach. Pricing multiples derived from publicly-traded guideline companies that are comparable served as the basis for the market approach. Pursuant to the second step of our third quarter interim impairment testing, we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of its third quarter filing, we had not finalized its second step of impairment testing due to the limited time period from the first indication of potential impairment to the date of filing and the complexities involved in estimating the fair value. We recorded a pre-tax goodwill impairment charge of approximately $22.1 million as of September 30, 2012.  This impairment analysis was finalized in the fourth quarter and did not result in any adjustment.  In addition, in the fourth quarter of 2012, in conjunction with our evaluation of our assets held for sale, an additional impairment charge was recorded of approximately $11.9 million. The Company considered the sale price from the buyer as its best indication of fair value as of December 31, 2012 (See Note 3 - Assets Held for Sale and Discontinued Operations).

Risk and uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2013, we had total goodwill and intangible assets not subject to amortization of $119.6 million.

2)
We maintain accruals for our health, workers’ compensation and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2013 and 2012, we had $1.4 million and $2.0 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2013, we had $2.8 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, a decrease of $0.6 million over the amount accrued at December 31, 2012. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2013, and 2012, we had $7.9 million and $8.9 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on an actuarial models which are prepared or reviewed by an independent actuary annually.

3)
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2013, our allowance for doubtful accounts was $1.7 million.

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

5)
We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2013, we have deferred tax assets related to certain federal, state and foreign net operating loss carryforwards of $32.3 million. The state carryforwards will expire between 2013 and 2032. The federal carryforwards expire between 2030 and 2032. The majority of the foreign carryforwards are in a jurisdiction with no expiration.

We determine the need for a valuation allowance under Income Taxes topic of the FASB ASC by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, the evaluation of various income tax planning strategies and other relevant factors. We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Significant judgment is required in making this assessment and to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. Our cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. As of December 31, 2013, we determined that we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses, because of the cumulative loss, the difficulty of forecasting future taxable income, and other factors. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. As of December 31, 2013 and 2012, the Company recorded valuation allowances of $52.0 million and $4.0 million, respectively. The December 31, 2013 valuation allowance applied to all our deferred tax assets. The December 31, 2012 valuation allowance was based only upon the uncertainty of the realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of other current liabilities, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2013, total unrecognized tax benefits recorded was $5.0 million. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. We are regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

In the fourth quarter of 2011, we estimated an incremental sales and non-income tax liability, included in selling, general and administrative expenses, of approximately $0.5 million pretax. Approximately $0.4 million of the estimated liability relates to 2008-2010 tax years. Given the nature of our business, significant subjectivity exists as to both whether sales and other non-income tax can be assessed on the activity and how the sales tax will ultimately be measured by the relevant jurisdictions. We make a determination each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised.

During the year ended December 31, 2012, based on revised estimates of probable settlement, an expected state non-income tax audit assessment, and additional estimates for current year activity, we accrued an additional pretax liability related to these non-income tax matters of approximately $1.0 million, of which $0.3 million related to the 2005-2011 tax years. During the year ended December 31, 2013, based on revised estimates and current year activity, we accrued an additional $0.8 million and paid $0.3 million to settle these matters.The expense is included in selling, general and administrative expenses on our consolidated statements of operations and the liability is reflected in other current liabilities on our consolidated balance sheets. We are working with professional tax advisors and state authorities to resolve these matters.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists (ASU 2013-11). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. We do not currently net unrecognized tax benefits with deferred tax assets and therefore we do not expect this ASU to have any impact on the financial statements and disclosures.

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

Inflation

During the last several years, the rate of inflation in healthcare related services has exceeded that of the economy as a whole. Our direct costs are affected by fluctuations in housing costs and healthcare and workers’ compensation insurance. During 2013, our direct costs decreased as a result of lower housing costs. Depending on the demand environment, we may be able to recoup the negative impact of such fluctuations by increasing our billing rates. We may not be able to pass on increases in our direct operating costs to our customers which may adversely affect our profitability.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on floating rates. Our current and prior credit agreements charge us interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. See Management’s Discussion and Analysis above for further discussion about our asset-based Loan Agreement and our prior credit agreements. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately by an immaterial amount in the year ended December 31, 2013 and $0.4 million in the year ended December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has identified a material weakness in our internal control over financial reporting. As a result of this material weakness, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective.

Changes in Internal Control Over Financial Reporting

The Company acquired On Assignment’s Allied Healthcare Staffing division on December 2, 2013. Due to the timing of the acquisition and as allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the acquired business, which is relevant to the Company’s 2013 consolidated financial statements as of and for the year ended December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (1992 framework). As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of On Assignment, Inc.’s Allied Healthcare Staffing division, because it was acquired by us during the fourth quarter of 2013. The assets of the acquisition constituted $27.6 million and $26.7 million of total and net assets, respectively, as of December 31, 2013 and $3.4 million and $0.1 million of revenue and net loss, respectively, for the year ended December 31, 2013 as a result of the closing of the acquisition on December 2, 2013. Based on our assessment and those criteria, management has identified the following material weakness in our internal control over financial reporting:

We have determined that there is a material weakness in our controls of non-routine accounting processes. This material weakness did not result in any misstatements of the Company’s annual or interim consolidated financial statements but did result in two auditor initiated adjustments during the 2013 annual audit. As part of the annual testing of goodwill and other intangible assets, the Company relied only on its internal forecast to calculate hypothetical royalty rates to value its trade names and failed to corroborate a change in royalty rate with current arms-length market transactions. Absent such market evidence, the Company reverted to its historical royalty rates for which market support existed and recorded a $6.4 million non-cash trade name impairment charge prior to its fourth quarter press release on earnings. Also during the year-end audit, the Company determined that a valuation allowance was required on its deferred tax assets but miscalculated the amount of the valuation allowance. When calculating the non-cash valuation allowance, the Company incorrectly netted deferred tax liabilities related to indefinite lived intangible assets (such as goodwill) against the deferred tax assets. This resulted in recording an incremental $17.4 million valuation allowance after the fourth quarter press release was issued but prior to filing of this Annual Report on Form 10-K.

As a result of this material weakness, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Remediation of the Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness, management with the oversight of our Audit Committee is going to design and implement controls around the following:

•	Increasing its reliance on third party experts for the review of non-routine accounting transactions.

•
Expanding the Company’s complement of qualified accounting staff and implementing process improvements that permit more effective and efficient management of the accounting and financial reporting processes, including those related to non-routine transactions.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Report of Independent Registered Public Accounting Firm

We have audited Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cross Country Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of On Assignment, Inc.’s Allied Healthcare Staffing division, which is included in the 2013 consolidated financial statements of Cross Country Healthcare, Inc. and constituted $27.6 million and $26.7 million of total and net assets, respectively, as of December 31, 2013 and $3.4 million and $0.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Cross Country Healthcare, Inc. also did not include an evaluation of the internal control over financial reporting of On Assignment, Inc.’s Allied Healthcare Staffing division.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s review of significant non-routine accounting matters as it relates to the fair value estimation of its indefinite-lived intangible assets and the valuation allowance on its deferred tax assets. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 17, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP
Certified Public Accountants
Boca Raton, Florida
March 17, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2014 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2013, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,546,299	$8.93	789,052
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	1,546,299	$8.93	789,052

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011

(3)	Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ William J. Grubbs
Name: William J. Grubbs
Title: Chief Executive Officer and President
Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ William J. Grubbs	President, Chief Executive Officer,	March 17, 2014
William J. Grubbs	Director (Principal Executive Officer)

/s/ Emil Hensel	Chief Financial Officer	March 17, 2014
Emil Hensel	(Principal Financial Officer)

/s/ Nicholas Buscemi III	Chief Accounting Officer and Corporate Controller	March 17, 2014
Nicholas Buscemi III	(Principal Accounting Officer)

/s/ Thomas C. Dircks	Director	March 17, 2014
Thomas C. Dircks

/s/ W. Larry Cash	Director	March 17, 2014
W. Larry Cash

/s/ Richard M. Mastaler	Director	March 17, 2014
Richard M. Mastaler

/s/ Gale Fitzgerald	Director	March 17, 2014
Gale Fitzgerald

/s/ Joseph A. Trunfio	Director	March 17, 2014
Joseph A. Trunfio

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated By-laws of the Registrant
4.1	Form of specimen common stock certificate (1)
4.2	Amended and Restated Stockholders Agreement, dated August 23, 2001, among the Registrant, a Delaware corporation, the CEP Investors and the Investors (1)
4.3	Registration Rights Agreement, dated as of October 29, 1999, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.4	Amendment to the Registration Rights Agreement, dated as of August 23, 2001, among the Registrant, a Delaware corporation, and the CEP Investors and the MSDWCP Investors (1)
4.5	Shareholders Agreement, dated as of August 23, 2001, among the Registrant, Joseph Boshart and Emil Hensel and the Financial Investors (1)
10.1	Employment Agreement, dated as of June 24, 1999, between Joseph Boshart and the Registrant (1)(6)
10.2	Employment Agreement, dated as of June 24, 1999, between Emil Hensel and the Registrant (1)(6)
10.3	Employment Agreement, dated as of March 20, 2013, between William J. Grubbs and the Registrant (6)(19)
10.4	222 Building Standard Office Lease between Clayton Investors Associates, LLC and Cejka & Company (1)
10.5	Cross Country Healthcare, Inc. 2007 Stock Incentive Plan adopted April 5, 2007 (2)(8)
10.6	Cross Country, Inc. Deferred Compensation Plan (2)(6)
10.7	Restricted Stock Agreement between Company and Joseph A. Boshart (2)(6)
10.8	Restricted Stock Agreement between Company and Emil Hensel (2)(6)
10.9	Restricted Stock Agreement between Company and Vickie Anenberg (2)(6)
10.10	Restricted Stock Agreement between Company and Jonathan Ward (2)(6)
10.11	Form of Incentive Stock Option Agreement (3)(6)
10.12	First Amendment to Lease Agreement, dated February 24, 2005, between Blevens Family Storage, L.P., and Cross Country Seminars, Inc. (4)
10.13	Lease Agreement, dated February 15, 2006, between MedStaff, Inc. and Campus Investors D Building, L.P. (5)
10.14	Lease Guaranty Agreement by and between Cross Country Healthcare, Inc. and Campus Investors D Building, L.P. dated February 17, 2006. (5)
10.15	Lease Agreement between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc., dated February 2, 2007 (7)
10.16	Lease Agreement between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007 (7)
10.17	Second Amendment to Lease Agreement by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc., dated February 17, 2007 (7)
10.18	Lease Agreement dated as of September 21, 2004, by and between TGS American Realty Limited Partnership and Medical Doctor Associates, Inc. (10)
10.19	First Amendment to Lease Agreement dated as of September 1, 2007, by and between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc. (10)
10.20	Employment Agreement, dated as of September 9, 2008, by and between Jim Ginter and StoneCo H, Inc. (6)(12)
10.21	Employment Agreement, dated as of September 9, 2008, by and between Mike Pretiger and StoneCo H, Inc. (6)(12)
10.22	Employment Agreement, dated as of September 9, 2008, by and between Anne Anderson and StoneCo H, Inc. (6)(12)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.23	Form of Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (6)(11)(12)
10.24	Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (6)(9)(12)
10.25	Amended and Restated Executive Severance Policy of Cross Country Healthcare, Inc. dated as of January 1, 2008 (6)(12)
10.26	Lease Agreement, dated July 1, 2010, between Goldberg Brothers Real Estate LLC and MCVT, Inc. (13)
10.27	Leave and License Agreement dated October 15, 2010 between Cross Country InfoTech, Ltd. And ShriSubhashDattatrayaAngal (14)
10.28	Lease Agreement, dated July 18, 2013, between Peachtree II and III, LLC and MDA Holdings, Inc. (21)
10.29	Amended and Restated Executive Severance Plan of Cross Country Healthcare, Inc. (15)
10.30	First Amendment to Lease Agreement, dated April 22, 2011, between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007 (16)
10.31
Loan and Security Agreement, dated January 9, 2013, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries, as Borrowers, the Lenders referenced therein, and Bank of America, N.A., as Agent (17)

10.32
Stock Purchase Agreement, dated February 2, 2013, by and among ICON Clinical Research, Inc. and ICON Clinical Research UK Limited, as Buyers, and Cross Country Healthcare, Inc., Local Staff, LLC and Cross Country Healthcare UK Holdco Ltd., as Sellers (18)

10.33	Lease Agreement, dated March 1, 1999 by and between Medical Doctor Associates, Inc. and ADKS Realty Corporation (10)
10.34
Asset Purchase Agreement, dated December 2, 2013, between Local Staff, LLC, as Buyer, Cross Country Healthcare, Inc., as Parent and On Assignment Staffing Services, Inc., Assignment Ready, Inc., and On Assignment, Inc., collectively as Seller. (20)

10.35	Amended and restated Stock Incentive Plan of Cross Country Healthcare, Inc. (6)(22)
10.36	Registration Statement for registration of additional common stock of Cross Country Healthcare, Inc., dated May 10, 2013 (23)
10.37	Employment Agreement, dated March 3, 2014, between William Burns and Cross Country Healthcare (6)*
10.38	Transition Agreement, dated March 3, 2014, between Emil Hensel and Cross Country Healthcare (6)*
14.1	Code of Ethics (3)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Grubbs, President and Chief Executive Officer
*31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Emil Hensel, Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Grubbs, Chief Executive Officer
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emil Hensel, Chief Financial Officer

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
________________
*           Filed herewith
**         Furnished herewith

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-83450, and incorporated by reference herein.

(2)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(3)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(4)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(5)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(6)	Management contract or compensatory plan or arrangement.

(7)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

(8)	Previously filed as exhibit in the Company’s Form 8-K dated May 15, 2007 and incorporated by reference herein.

(9)	Previously filed as exhibit in the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.

(10)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.

(11)	Previously filed as an exhibit in the Company’s S-8 dated August 15, 2007 and incorporated by reference herein.

(12)	Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

(13)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein.

(14)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

(15)	Previously filed as an exhibit in the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.

(16)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

(17)	Previously filed as an exhibit in the Company’s Form 8-K dated January 11, 2013 and incorporated herein by reference.

(18)	Previously filed as an exhibit in the Company’s Form 8-K dated February 5 and incorporated herein by reference.

(19)	Previously filed as an exhibit in the Company’s Form 8-K dated March 22, 2013 and incorporated herein by reference.

(20)	Previously filed as an exhibit in the Company’s Form 8-K dated December 3, 2013 and incorporated herein by reference.

(21)	Previously filed as an exhibit in the Company’s Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(22)	Previously filed in the Company’s Form DEF14A on March 22, 2013 and incorporated herein by reference.

(23)	Previously filed in the Company’s Form S-8 on May 10, 2013 and incorporated herein by reference.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cross Country Healthcare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cross Country Healthcare, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Boca Raton, Florida
March 17, 2014

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,054,613	$10,462,692
Accounts receivable, less allowance for doubtful accounts of $1,650,973 in 2013 and $1,841,136 in 2012	60,750,181	62,674,176
Deferred tax assets	—	5,983,483
Income taxes receivable	537,912	585,709
Prepaid expenses	6,162,730	5,580,473
Insurance recovery receivable	3,886,285	5,483,889
Indemnity escrow receivable	3,750,000	—
Assets held for sale	—	46,970,964
Other current assets	793,197	1,049,275
Total current assets	83,934,918	138,790,661
Property and equipment, net of accumulated depreciation of $44,778,602 in 2013 and $41,917,771 in 2012	6,170,499	8,234,812
Trade Names, net	42,301,331	48,701,331
Goodwill	77,265,907	62,712,109
Other identifiable intangible assets, net	26,197,905	14,491,982
Debt issuance costs, net of accumulated amortization of $221,588 in 2013 and $3,594,511 in 2012	463,594	1,609,954
Non-current deferred tax assets	—	22,760,052
Non-current insurance recovery receivable	10,913,527	8,210,139
Non-current security deposits	996,885	412,515
Total assets	$248,244,566	$305,923,555

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,272,039	$10,129,605
Accrued compensation and benefits	19,148,312	21,650,233
Current portion of long-term debt and capital lease obligations	8,483,088	33,682,348
Sales tax payable	2,403,994	1,545,062
Liabilities related to assets held for sale	—	2,834,516
Deferred tax liabilities	534,827	—
Other current liabilities	4,062,875	2,744,341
Total current liabilities	44,905,135	72,586,105
Long-term debt and capital lease obligations	93,231	176,309
Non-current deferred tax liabilities	16,849,051	—
Long-term accrued claims	18,303,096	16,347,342
Long-term unrecognized tax benefits	4,012,524	4,655,720
Other long-term liabilities	3,414,949	3,035,290
Total liabilities	87,577,986	96,800,766

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 31,085,289 and 30,902,314 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,109	3,090
Additional paid-in capital	246,324,580	244,924,076
Accumulated other comprehensive loss	(970,113)	(3,082,704)
Accumulated deficit	(84,690,996)	(32,721,673)
Total stockholders' equity	160,666,580	209,122,789
Total liabilities and stockholders' equity	$248,244,566	$305,923,555
See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
Revenue from services	$438,310,716	$442,635,146	$439,377,460
Operating expenses:
Direct operating expenses	324,850,878	331,050,041	319,988,729
Selling, general and administrative expenses	106,116,849	109,416,687	104,544,116
Bad debt expense	1,078,195	786,107	574,457
Depreciation	3,885,688	4,904,845	5,965,002
Amortization	2,294,077	2,263,556	2,393,722
Acquisition costs	473,488	—	—
Restructuring costs	483,578	—	—
Legal settlement charge	750,000	—	—
Impairment charges	6,400,000	18,732,407	—
Total operating expenses	446,332,753	467,153,643	433,466,026

(Loss) income from continuing operations	(8,022,037)	(24,518,497)	5,911,434

Other expenses (income):
Foreign exchange gain	(132,058)	(62,231)	(263,967)
Interest expense	849,149	2,341,299	2,856,043
Loss on early extinguishment and modification of debt	1,419,010	81,503	—
Other (income) expense, net	(118,675)	15,790	(297,728)
(Loss) income from continuing operations before income taxes	(10,039,463)	(26,894,858)	3,617,086
Income tax expense (benefit)	44,210,548	(6,149,889)	2,069,447
(Loss) income from continuing operations	(54,250,011)	(20,744,969)	1,547,639
Income (loss) from discontinued operations, net of income taxes	2,280,688	(21,476,528)	2,550,210
Net (loss) income	$(51,969,323)	$(42,221,497)	$4,097,849

Basic (loss) income per common share from:
Continuing operations	$(1.75)	$(0.67)	$0.05
Discontinued operations	0.07	(0.70)	0.08
Net (loss) income	$(1.68)	$(1.37)	$0.13

Diluted (loss) income per common share from:
Continuing operations	$(1.75)	$(0.67)	$0.05
Discontinued operations	0.07	(0.70)	0.08
Net (loss) income	$(1.68)	$(1.37)	$0.13

Weighted average common shares outstanding—basic	31,009,218	30,842,723	31,146,165

Weighted average common shares outstanding—diluted	31,009,218	30,842,723	31,192,016

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(51,969,323)	$(42,221,497)	$4,097,849

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(386,094)	267,809	(939,000)
Reclassification of currency translation adjustments related to sale of clinical trial services business (see Note 2 - Summary of Significant Accounting Policies)	2,336,201	—	—
Write-down of marketable securities	—	38,515	—
Net change in fair value of marketable securities	—	(915)	(55,815)
Other comprehensive income (loss), before tax	1,950,107	305,409	(994,815)

Income tax (benefit) expense related to items of other comprehensive (loss) income	(162,484)	14,951	(22,384)

Other comprehensive income (loss), net of tax	2,112,591	290,458	(972,431)
Comprehensive (loss) income	$(49,856,732)	$(41,931,039)	$3,125,418

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Total Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2010	31,102,682	$3,110	$243,004,522	$(2,400,731)	$5,401,975	$246,008,876
Repurchase of stock for tax withholdings	(31,263)	(3)	(221,593)	—	—	(221,596)
Vesting of restricted stock	167,647	17	(17)	—	—	—
Tax deficit of share-based compensation	—	—	(272,828)	—	—	(272,828)
Equity compensation	—	—	2,895,012	—	—	2,895,012
Stock repurchase and retirement	(427,043)	(43)	(2,234,542)	—	—	(2,234,585)
Foreign currency translation adjustment	—	—	—	(939,000)	—	(939,000)
Net change in fair value of marketable securities	—	—	—	(33,431)	—	(33,431)
Net income	—	—	—	—	4,097,849	4,097,849
Balance at December 31, 2011	30,812,023	3,081	243,170,554	(3,373,162)	9,499,824	249,300,297
Vesting of restricted stock	161,944	16	(152,446)	—	—	(152,430)
Tax deficit of share-based compensation	—	—	(314,314)	—	—	(314,314)
Equity compensation	—	—	2,594,523	—	—	2,594,523
Stock repurchase and retirement	(71,653)	(7)	(374,241)	—	—	(374,248)
Foreign currency translation adjustment	—	—	—	267,809	—	267,809
Net change in fair value of marketable securities	—	—	—	22,649	—	22,649
Net loss	—	—	—	—	(42,221,497)	(42,221,497)
Balance at December 31, 2012	30,902,314	3,090	244,924,076	(3,082,704)	(32,721,673)	209,122,789
Exercise of stock options	2,362	—	—	—	—	—
Vesting of restricted stock	180,613	19	(300,551)	—	—	(300,532)
Tax deficit of share-based compensation	—	—	(398,886)	—	—	(398,886)
Equity compensation	—	—	2,099,941	—	—	2,099,941
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(223,610)	—	(223,610)
Reclassification of currency translation adjustments related to sale of clinical trial services business	—	—	—	2,336,201	—	2,336,201
Net loss	—	—	—	—	(51,969,323)	(51,969,323)
Balance at December 31, 2013	31,085,289	$3,109	$246,324,580	$(970,113)	$(84,690,996)	$160,666,580

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net (loss) income	$(51,969,323)	$(42,221,497)	$4,097,849
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	1,082,920	870,715	578,805
Depreciation	3,885,688	5,566,184	6,790,677
Amortization	2,294,077	3,381,743	3,493,408
Impairment charges	6,400,000	54,132,407	—
Loss on early extinguishment and modification of debt	1,419,010	81,503	—
Deferred income tax expense (benefit)	45,900,296	(18,520,360)	3,052,909
Amortization of debt issuance costs	233,256	605,558	913,509
Equity compensation	2,099,941	2,594,523	2,895,012
Gain on sale of clinical trial services business	(3,968,714)	—	—
Debt financing costs	—	279,005	—
Other noncash costs	11,890	543,296	22,832
Changes in operating assets and liabilities:
Accounts receivable	2,036,387	(4,255,411)	(7,973,162)
Prepaid expenses and other assets	(1,847,999)	(444,351)	1,878,943
Income taxes	(138,401)	1,748,750	4,310,626
Accounts payable and accrued expenses	(319,856)	4,128,000	(1,327,040)
Other liabilities	1,539,840	1,656,065	(438,168)
Net cash provided by operating activities	8,659,012	10,146,130	18,296,200

Investing activities
Proceeds from sale of business segment, net of cash sold and transaction costs	45,655,319	—	—
Acquisition of assets of On Assignment, Inc.	(28,700,000)	—	—
Purchases of property and equipment	(1,750,663)	(2,218,877)	(3,998,129)
Liquidation of foreign cash investments	—	2,652,335	—
Other investing activities	—	(258,832)	(197,907)
Net cash provided by (used in) investing activities	15,204,656	174,626	(4,196,036)

Financing activities
Debt issuance costs	(505,905)	(1,377,410)	—
Repurchase of stock for tax withholdings	(300,531)	(152,430)	(221,596)
Stock repurchase and retirement	—	(374,248)	(2,234,585)
Proceeds from borrowing on term loan	—	25,000,000	—
Principal payments on term loan	(23,125,000)	(43,326,056)	(14,088,284)
Borrowings under revolving credit facility	—	26,900,000	2,500,000
Repayments on revolving credit facility	(10,000,000)	(16,900,000)	—
Borrowings under asset-based revolving credit facility	63,444,175	—	—
Repayments on asset-based revolving credit facility	(55,044,175)	—	—
Repayments of capital lease obligations and note payable	(529,884)	(352,776)	(191,755)
Net cash used in financing activities	(26,061,320)	(10,582,920)	(14,236,220)

Effect of exchange rate changes on cash	(210,427)	76,821	(172,573)
Change in cash and cash equivalents	(2,408,079)	(185,343)	(308,629)
Cash and cash equivalents at beginning of year	10,462,692	10,648,035	10,956,664
Cash and cash equivalents at end of year	$8,054,613	$10,462,692	$10,648,035

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased through capital lease obligations	$—	$302,316	$312,562
Insurance premium financing	$—	$189,654	$—

Supplemental disclosure of cash flow information:
Interest paid	$621,969	$1,467,233	$2,134,575
Income taxes paid	$1,164,472	$1,681,992	$1,559,424
Income tax refunds	$(322,512)	$(564,430)	$(4,792,495)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1. Organization and Basis of Presentation

On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the Partnership). The Partnership was engaged in the business of providing travel nurse and allied health staffing services to healthcare providers primarily on a contract basis. Subsequent acquisitions and dispositions were made and, as of December 31, 2013, Cross Country Healthcare, Inc. (the Company) has become a leading provider of nurse and allied staffing services in the United States, a national provider of multi-specialty locum tenens (temporary physician staffing) services, as well as a provider of other human capital management services focused on healthcare.

During the first quarter of 2013, the Company completed the sale of its clinical trial services business segment as a result of an extensive review of its business and the changing competitive landscape in the pharmaceutical outsourcing industry. As of December 31, 2012, this segment was classified as a disposal group held for sale, and the results of its operations have been classified as discontinued operations for all periods presented. See Note 3 - Assets Held for Sale and Discontinued Operations. In the fourth quarter of 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division, which results have been included with the Company's nurse and allied staffing business segment. See Note 5 - Acquisitions.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, share-based compensation, accruals for health, workers’ compensation, professional liability claims, valuation of our deferred tax assets and purchase price allocation (See Note 7 - Balance Sheet Details), legal contingencies, income taxes and sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

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

Interest income on cash and cash equivalents is included in other (income) expense , net, on the Company’s consolidated statements of operations.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers, and accounts receivable represent amounts due from them. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. The majority of the Company's business activity is with hospitals located throughout the United States. No single customer

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2013 and 2012, or revenue for the years ended December 31, 2013, 2012 and 2011.

Prepaid Rent and Deposits

The Company leases apartments for eligible field employees under short-term agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses on the accompanying consolidated statements of operations. As a condition of these agreements, the Company may place security deposits on the leased apartments. Deposits on field employees’ apartments related to these short-term agreements are included in other current assets on the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the individual lease. Depreciation related to assets recorded under capital lease obligations is included in depreciation expense on the consolidated statements of operations and calculated using the straight-line method over the term of the related capital lease.

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

Business Combinations

In accordance with ASC 805, Topic 805-Business Combinations,assets acquired and liabilities assumed are recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

Goodwill, Trade Names and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which range from 5 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, these assets are reviewed for impairment annually at December 31, and whenever circumstances occur indicating potential impairment, with any related losses recognized in earnings.

If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The performance of the quantitative impairment test involves a two-step process. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company has four reporting units that it reviews for impairment: 1) nurse and allied staffing, 2) physician staffing, 3) retained search and 4) education and training.

In its impairment analysis, the Company determines the fair value of its reporting units based on a combination of inputs including Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly, as well as inputs such as pricing multiples from publicly traded guideline companies and the market capitalization of the Company, including an estimated premium an investor would pay for a controlling interest. If the reporting unit’s carrying value exceeds its fair value, the Company then determines the amount of the impairment charge, if any. The Company recognizes an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, fair

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

values that could be realized in an actual transaction may differ from those used to evaluate the potential impairment of goodwill.

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. In accordance with this Topic, long-lived assets and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow that is expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. See Note 4 – Goodwill, Trade Names and Other Identifiable Intangible Assets for further information.

Debt Issuance Costs

Deferred costs related to the issuance of the Company’s senior secured revolving credit facility (see Note 8 – Long-term Debt) in 2013 and 2012 have been capitalized and amortized using the straight line method, over the term of the related credit agreement.

Deferred costs related to the Company’s prior senior secured term loan facility were capitalized and amortized using the effective interest method.

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

Reserves for Claims

The Company provides workers’ compensation insurance coverage, professional liability coverage and health care benefits for eligible employees. The Company records its estimate of the ultimate cost of, and reserves for workers compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using the Company’s loss history as well as industry statistics. The health care insurance accrual is for estimated claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported as well as unfavorable claims development (IBNR).

Other Expenses/Insurance Costs Topic of the FASB ASC (ASC 720), codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. ASC 720 concluded that, under circumstances such as in the Company’s insured professional liability and worker’s compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, (the insured, the insurer and the claimant), the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2013 and 2012 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 – Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2013 and 2012, respectively, the Company had outstanding approximately $6,399,000 and $6,899,000 standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide each working professional in its nurse and allied healthcare business with coverage. In addition, the Company has an occurrence-based professional liability policy

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

for its independent contractor physicians, Certified Registered Nurse Anesthetists (CRNAs) and allied health professionals which is insured by a wholly-owned subsidiary (the Captive). Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. As of December 31, 2013 and 2012, the value of the letter of credit was $5,000,000 and $5,533,000, respectively.

Subject to certain limitations, the Company also has umbrella liability coverage for its working nurses and allied healthcare professionals. While this umbrella coverage does not extend to professional liability claims against its independent contractor physicians, CRNAs and allied health professionals, it does cover claims brought against all of the Company’s subsidiaries for non-patient general liability.

At December 31, 2013 and 2012, the Company had outstanding workers’ compensation benefit claims of 85 and 105, respectively. At December 31, 2013 and 2012, the Company had outstanding professional liability claims of 66 and 80, respectively. See Note 7 – Balance Sheet Details for further information.

Revenue Recognition

The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is reasonably assured. The Company includes reimbursed expenses in revenues, and the associated amounts of reimbursable expenses in cost of services.

Temporary Staffing Revenue

Revenue from services consists primarily of temporary staffing revenue. Revenues from temporary staffing, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s healthcare professionals. Accordingly, accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2013 and 2012, such estimated accrued revenue is approximately $11,004,000 and $9,816,000, respectively.

Permanent Placement

Revenue on permanent placements is recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, give refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost. Allowances are established as considered necessary to estimate significant losses due to placed candidates not remaining employed for the Company’s guarantee period. During 2013, 2012, and 2011, such losses, if any, were nominal.

Gross Versus Net Policies

The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the arrangement, as follows:

Managed Service Programs Arrangements

The Company has entered into certain contracts with acute care facilities to provide comprehensive managed service programs (MSP) services. Under these contract arrangements, the Company uses its healthcare professionals along with those of third-party subcontractors to fulfill customer orders. If a subcontractor is used, the customer is invoiced for their services and, a subcontractor liability is recorded in accrued expenses, but only the resulting administrative fee is recognized as revenue. The subcontractor is paid after the Company has received payment from the acute care facility. The Company determined that it acts as an agent in these arrangements based on the following factors:

•	The subcontractor is the primary obligor in the arrangement and is responsible for fulfillment.

•	The amount the Company earns is fixed, typically a stated percentage of the amount billed to the customer.

•	The subcontractor bears the credit risk, not the Company.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Physician Staffing

In the Company’s physician staffing business, revenue is recorded on a gross basis as a principal versus on a net basis as an agent in the consolidated statement of operations. The Company has determined that gross reporting as a principal is the appropriate accounting treatment based upon the following factors:

•	The Company maintains the direct contractual relationship with the customer.

•	The Company performs part of the service by credentialing all of the providers and providing them with professional liability insurance.

•	The Company establishes the price for its services.

•	The Company bears the risk and rewards of the transaction including credit risk if the customer fails to pay for services performed.

Education and Training

Revenue from the Company’s education and training services is recognized as the independent contractor-led seminars are performed. In the Company’s education and training business, revenue is recorded in the consolidated statement of operations on a gross basis as a principal versus on a net basis as an agent. The Company has determined that gross reporting as a principal is the appropriate accounting treatment based upon the following factors:

•	The Company bears the risk and rewards of the transaction including credit risk if the customer fails to pay for services performed.

•	The Company performs part of the service by being involved with the program development and handling accreditation of the courses.

•	The Company establishes the price for its service.

Deferred Revenue

Amounts collected in advance of the services being substantially complete are recorded as deferred revenue in other current liabilities on the consolidated balance sheets. At December 31, 2013 and 2012, the Company had $1,293,000 and $1,574,000, respectively recorded as deferred revenue included in other current liabilities on the accompanying consolidated balance sheets.

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

The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures, as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and totaled $2,099,941; $2,594,523 and $2,895,012, during the years ended December 31, 2013, 2012 and 2011, respectively. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of share-based payments during the year ended December 31, 2013 had no impact on the income tax provision. For the years ended December 31, 2012 and 2011, related deferred tax benefits of approximately $955,000 and $1,126,000, respectively, were recorded. See Note 13 – Stockholders’ Equity for further information about the Company’s current share-based compensation programs.

Advertising

The Company’s advertising expense consists primarily of direct mail marketing, online advertising, print media, and promotional material. Advertising costs are expensed as incurred and were approximately $3,230,000; $3,186,000 and $3,180,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Direct response advertising costs associated with the Company’s education and training services are capitalized when the Company determines that there is a reasonable expectation that the cost of the incurred advertising will be recovered from the gross profit generated by the advertised event

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

and expensed when the related event takes place. At December 31, 2013 and 2012, approximately $1,338,000 and $958,000, respectively, of these costs are included in prepaid expenses on the consolidated balance sheets.

Restructuring and Cost Reduction Plan

During 2013, the Company went through a restructuring to reduce operating costs. For the year ended December 31, 2013, the Company incurred $483,578 primarily related to senior management employee severance pay. These costs are included as restructuring costs in the consolidated statements of operations.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of the Leases Topic of the FASB ASC, any incentives or rent escalations are recorded as deferred rent and amortized with rent expense over the respective lease term.

Income Taxes

The Company accounts for income taxes under the Income Taxes Topic of the FASB ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. See Note 12 - Income Taxes for further information.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets.

Comprehensive (Loss) Income

Total comprehensive (loss) income includes net income or loss, foreign currency translation adjustments, reclassification of foreign currency adjustments, write-down of marketable securities, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was approximately $1,133,000 and $3,083,000 at December 31, 2013 and 2012, respectively.

The Company adopted FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-2) for its consolidated financial statements in the first quarter of 2013.  ASU 2013-2 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.

ASU 2013-5 clarifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). This ASU is effective for years beginning after December 15, 2013. Early adoption is permitted.  The Company adopted this guidance and released into earnings $2,336,201 of its cumulative currency translation losses related to the sale of clinical trial services business in the first quarter of 2013, which was included in the income (loss) from discontinued operations, net of income taxes on the consolidated statements of operations.

As of December 31, 2013, $162,484 of income tax benefit related to foreign currency translation adjustments was included on the Company's consolidated statements of comprehensive (loss) income. During December 31, 2012 and 2011, income tax expense of $14,951 and income tax benefit of $22,384, respectively related to the Company's marketable securities.

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. As of December 31, 2013 and 2012, the Company’s only financial assets or liabilities required to be measured on a recurring basis were its deferred compensation liability and its contingent consideration receivable. See Note 9 – Fair Value Measurements for relevant disclosures.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists (ASU 2013-11). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company does not currently net unrecognized tax benefits with deferred tax assets and therefore does not expect this ASU to have any impact on the financial statements and disclosures.

3. Assets Held for Sale and Discontinued Operations

The clinical trial services business segment provided clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe. During the fourth quarter of 2012, the Company’s Board of Directors approved a plan to exit the clinical trial services business as a result of an extensive review of its business and the changing landscape in the pharmaceutical outsourcing industry. Classification of a disposal group as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. Accordingly, the assets to be disposed of are presented as assets held for sale and the liabilities to be disposed of are presented as liabilities related to assets held for sale on the Company’s consolidated balance sheets as of December 31, 2012.

On February 15, 2013, the Company completed the sale of its clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (Buyer) for an aggregate $52,000,000 in cash, subject to certain adjustments. At closing, the total amount paid was reduced by approximately $100,000 for the amount the Targeted Net Working Capital exceeded the Estimated Net Working Capital. During the fourth quarter of 2013, the Company paid an additional $200,000 to the Buyer to finalize the Net Working Capital adjustment, pursuant to the agreement which reduced the gain on the sale included in discontinued operations.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The agreement included a provision for an earn-out of up to $3,750,000 related to certain performance-based milestones. The maximum earn-out amount of $3,750,000 was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3,750,000 earn-out related to certain performance-based milestones was treated as contingent consideration and the Company assigned no fair value to this earn-out as of December 31, 2013 based on recent information available to the Company. In addition, a portion of the performance-based milestones was not earned, and as a result $1,500,000 of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2,250,000 as of December 31, 2013 (see Note 9 – Fair Value Measurements for more information).

Of the $52,000,000 purchase price paid at closing, $3,750,000 was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $3,750,000 indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable. As of December 31, 2013 there was no known information about any indemnity claims.

As a result of the disposal, the underlying operations and cash flows of the clinical trial services business have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. In addition, continuing cash flows from the disposed business resulting from a short-term transitional services agreement were not expected to be significant and did not constitute a material continuing financial interest in the clinical trial services business. As a result, pursuant to generally accepted accounting principles, the historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for all periods presented.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Years Ended December 31,
	2013	2012	2011
Revenue	$7,939,150	$67,626,715	$64,608,763

Income (loss) from discontinued operations before gain on sale and income taxes	433,915	(30,973,520)	4,613,260
Gain on sale of discontinued operations	3,968,714	—	—
Income tax (expense) benefit	(2,121,941)	9,496,992	(2,063,050)
Income (loss) from discontinued operations, net of income taxes	$2,280,688	$(21,476,528)	$2,550,210

For the year ended December 31, 2012, the loss before income taxes is comprised of $34,000,000 of goodwill impairment charges described previously, $1,400,000 of a trade name impairment charge, and results from operations of approximately $4,426,000.

Consistent with the approach described in Note 4 - Goodwill, Trade Names and Other Identifiable Intangible Assets, the Company used the income approach and the market approach to evaluate the potential impairment of goodwill related to the clinical trial services staffing reporting unit. Discounted cash flows served as the primary basis for the income approach. Pricing multiples derived from publicly-traded guideline companies that are comparable served as the basis for the market approach. Pursuant to the second step of the Company’s third quarter interim impairment testing, the Company was required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. The Company recorded a pre-tax goodwill impairment charge of approximately $22,100,000 as of September 30, 2012.  In addition, in the fourth quarter of 2012, in conjunction with the Company’s evaluation of its assets held for sale, an additional impairment charge was recorded of approximately $11,900,000. The Company considered the sale price from the buyer as its best indication of fair value as of December 31, 2012.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table represents the major classes of assets and liabilities related to assets held for sale as of December 31, 2012.

December 31, 2012
Assets:
Accounts receivable, net	$12,553,056
Other prepaid expenses	485,840
Other current assets	13,771
Property and Equipment, net	364,972
Goodwill	28,175,772
Other intangible assets, net	5,335,816
Other long-term assets	41,737
Total assets held for sale	$46,970,964
Liabilities:
Accounts payable and accrued expenses	$354,453
Accrued employee compensation and benefits	1,478,638
Other current liabilities	984,978
Other non-current liabilities	16,447
Total liabilities related to assets held for sale	$2,834,516

4. Goodwill, Trade Names and Other Identifiable Intangible Assets

As of December 31, 2013 and 2012, the Company had the following acquired intangible assets:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Databases	$15,925,000	$12,102,685	$3,822,315	$12,525,000	$11,954,630	$570,370
Customer relationships	37,304,000	15,125,076	22,178,924	26,904,000	13,089,055	13,814,945
Non-compete agreements	3,603,000	3,406,334	196,666	3,403,000	3,296,333	106,667
	$56,832,000	$30,634,095	$26,197,905	$42,832,000	$28,340,018	$14,491,982

Intangible assets not subject to amortization:
Goodwill			$77,265,907			$62,712,109
Trade Names			42,301,331			48,701,331
			$119,567,238			$111,413,440

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

As of December 31, 2013, estimated annual amortization expense for continuing operations is as follows:

Year Ending December 31:
2014	$3,063,146
2015	2,906,222
2016	2,906,222
2017	2,861,481
2018	2,776,667
Thereafter	11,684,167
$26,197,905

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
Balances as of December 31, 2012
Aggregate goodwill acquired	$259,732,408	$43,405,047	$19,307,062	$322,444,517
Accumulated impairment loss (a)	(259,732,408)	—	—	(259,732,408)
Goodwill, net of impairment loss	—	43,405,047	19,307,062	62,712,109
Changes to aggregate goodwill in 2013
Goodwill acquired (b)	14,553,798	—	—	14,553,798
Balances as of December 31, 2013
Aggregate goodwill acquired	274,286,206	43,405,047	19,307,062	336,998,315
Accumulated impairment loss	(259,732,408)	—	—	(259,732,408)
Goodwill, net of impairment loss	$14,553,798	$43,405,047	$19,307,062	$77,265,907
_______________

(a)
A non-cash pretax impairment charge of approximately $241,000,000 was recorded to reduce the carrying value of goodwill to its estimated fair value in the fourth quarter of 2008 for its nurse and allied staffing business segment. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (see Note 1 – Organization and Basis of Presentation), and subsequent nurse staffing acquisitions made through 2003. In addition, in the second quarter of 2012, a non-cash pretax impairment charge of approximately $18,732,000 was recorded for the Company’s nurse and allied staffing reporting unit. See impairment review disclosures that follow.

(b)	Goodwill acquired from the acquisition of On Assignment's allied health business. See Note 5 - Acquisitions.

2013 annual impairment testing results

The Company performed its annual impairment test as of December 31, 2013.  Upon completion of the fourth quarter 2013 impairment testing, the Company determined that the estimated fair value of the Company’s reporting units, exceeded their respective carrying values. Accordingly, no goodwill impairment charges were warranted for these reporting units as of December 31, 2013.

In the fourth quarter of 2013, in conjunction with the annual testing of trade names, the Company recorded a pre-tax non-cash impairment charge of approximately $6,400,000 of which $6,174,000 related to the physician staffing segment and $226,000 related to the nurse and allied staffing segment. The Company reduced its long term revenue forecast for these businesses in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The assessment was impacted by a then recent reduction in locum tenens usage and the overall physician staffing needs of the Company's customers. Based on the impact those trends had on the long term revenue forecast, the calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trade names may not have been fully recoverable.

2012 annual impairment testing results

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

The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by the Company for planning purposes and consistent with those distributed within the Company and externally. A number of significant assumptions and estimates were involved in the application of the income methodology including forecasted revenue, margins, operating cash flows, discount rate, and working capital changes. Cash flows beyond the discrete forecast period of ten years were estimated using a terminal value calculation. A terminal value growth rate of 2.5% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each of the reporting unit’s weighted average cost of capital, ranging from 11% to 18.7%.

The market approach generally applied pricing multiples derived from publicly-traded guideline companies that are comparable to the Company’s respective reporting units, and other specific data points, to determine their value. The Company utilized total enterprise value/revenue multiples ranging from 0.43 to 1.00, and total enterprise value/Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) multiples ranging from 4.17 to 10.00.

The reporting units’ values based on the market approach were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for for its physician staffing, clinical trial services and retained search reporting units; and a 100% weighting to the EBITDA multiples for the education and training reporting unit.

The total fair value of the Company’s reporting units was reconciled to its June 30, 2012 market capitalization. The reasonableness of the resulting control premium was assessed based on a review of comparative market transactions and other qualitative factors that might have influenced the Company’s stock price. The Company’s market capitalization was also considered in assessing the reasonableness of the fair values of the reporting units. In performing the reconciliation of the Company’s market capitalization to fair value, the Company considered both quantitative and qualitative factors which supported the implied control premium. The Company believes that a reasonable buyer would offer a control premium for the business that would adequately cover the difference between its market price at June 30, 2012 and its book value.

Upon completion of the second quarter 2012 interim impairment testing, the Company determined that the estimated fair value of the Company’s reporting units, with the exception of nurse and allied staffing, exceeded their respective carrying values. As a result of the June 30, 2012 interim impairment testing, the Company determined that the fair value of the nurse and allied staffing reporting unit was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in the Company’s second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing the Company was required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, the Company wrote off the remaining goodwill which resulted in a pre-tax goodwill impairment charge of approximately $18,732,000 as of June 30, 2012.

In conjunction with the 2012 annual testing of indefinite-lived intangible assets, no additional impairments of indefinite-lived intangible assets were identified.

2011 annual impairment testing results

Upon completion of the annual impairment assessment as of December 31, 2011 the Company determined that no impairment was indicated.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

In conjunction with the 2011 annual testing of indefinite-lived intangible assets, no additional impairments of indefinite-lived intangible assets were identified.

5. Acquisitions

On Assignment, Inc.

In December 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division for an aggregate purchase price of $28,700,000, subject to certain post-closing adjustments. Excluded from the transaction were the accounts receivable, accounts payable and accrued compensation of the business being acquired. The Company used $24,673,000 in cash on hand and $4,500,000 from borrowings under its current revolver facility with Bank of America, N.A. to pay the purchase price and approximately $473,000 in transaction costs. Subsequent to December 31, 2013, an immaterial post-closing adjustment was made. However, the purchase price is subject to potential adjustment downward contingent upon retention of certain contracts as defined in the agreement, which will be resolved by the end of the Company's second quarter of 2014. The Company does not expect any further adjustment.

Pursuant to the Asset Purchase Agreement, the Company will be working with the seller to assume 15 leases and sublet 7 leases related to its branch offices. As of the date of this filing, 4 leases have been assumed by the Company representing $383,765 of operating lease future payments.

The Company believes the acquisition complements its current nurse and allied staffing business segment by: (1) adding new skillsets to its traditional staffing offerings, (2) expanding its local branch network, which will allow it to expand its local market presence and its MSP business, (3) diversifying its customer base into the local ambulatory care and smaller local healthcare facilities, which the Company believes will provide more balance between its large volume based customers and its local retail market.

The Allied Healthcare business has 84 branch-based employees and makes placements in more than 125 specialties from 23 branch offices.

The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combination, using the purchase method. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. On Assignment's allied staffing services have been included with the Company's nurse and allied staffing business segment. The Company's nurse and allied staffing business segment results in 2013 included $3,407,193 of revenue and $295,251 in contribution income (as defined in Note 16 - Segment Information) from the acquisition.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed. The Company used a third-party appraiser to determine the fair value and estimated useful lives of acquired assets and liabilities.

Other current assets	$61,837
Property and equipment	160,921
Goodwill	14,553,798
Other intangible assets	14,000,000
Other assets	52,444
Total assets acquired	28,829,000

Accrued employee compensation and benefits	111,789
Total liabilities assumed	111,789

Net assets acquired	$28,717,211

Based on the final independent third-party appraisal, the Company assigned the following values to intangible and other identifiable assets: $10,400,000 to customer relations with an estimated useful life of 16 years, $3,400,000 to database with an estimated useful life of 10 years, and $200,000 to non-compete agreements with a useful life of 5 years. The remaining excess

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

of purchase price over the fair value of net assets acquired $14,553,798 and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition-related costs of approximately $473,000 were incurred and are reflected as acquisition costs on the Company's consolidated statement of operations for the year ended December 31, 2013.

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the On Assignment acquisition had occurred as of January 1, 2012, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

	Year Ended December 31,
	2013	2012
	(unaudited, amounts in thousands)

Revenue from services	$476,456	$482,142

Net income (loss)	$(50,336)	$(40,543)

Net income (loss) per common share - basic	$(1.62)	$(1.31)

Net income (loss) per common share - diluted	$(1.62)	$(1.31)

MDA Holdings, Inc.

In September 2008, the Company completed the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Part of the cash paid at closing was held in escrow to cover any post-closing liabilities (Indemnification Escrow).

During the year ended December 31, 2010, approximately $3,541,000 was released to the seller from the Indemnification Escrow account leaving a balance of approximately $3,566,000 at December 31, 2013 and 2012. The escrow will be released upon full satisfaction of certain tax matters and the resolution of indemnity claims. The transaction also included an earnout provision based on 2008 and 2009 performance criteria. This contingent consideration was not related to the sellers’ employment. In the second quarter 2009, the Company paid approximately $6,748,000 related to the 2008 performance. In the second quarter of 2010, the Company paid approximately $12,826,000 related to the 2009 performance, satisfying all earnout amounts potentially due to the seller in accordance with the asset purchase agreement. Earnout payments were allocated to goodwill as additional purchase price, in accordance with the Business Combinations Topic of the FASB ASC.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

6. Property and Equipment

At December 31, 2013 and 2012, property and equipment consist of the following:

		December 31,
	Useful Lives	2013	2012
Computer equipment	3-5 years	$12,115,305	$12,373,042
Computer software	3-5 years	30,059,145	29,929,913
Office equipment	5-7 years	3,306,824	3,307,815
Furniture and fixtures	5-7 years	1,751,669	1,704,073
Leasehold improvements	(a)	3,716,158	2,837,740
		50,949,101	50,152,583
Less accumulated depreciation and amortization		(44,778,602)	(41,917,771)
		$6,170,499	$8,234,812
_______________

(a)	See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

7. Balance Sheet Details

	December 31,
	2013	2012
Insurance recovery receivable:
Insurance recovery for workers’ compensation	$2,093,000	$2,427,994
Insurance recovery for professional liability	1,793,285	3,055,895
	$3,886,285	$5,483,889

Non-current insurance recovery receivable:
Insurance recovery for workers’ compensation – long term	$3,336,000	$3,694,006
Insurance recovery for professional liability – long term	7,577,527	4,516,133
	$10,913,527	$8,210,139

Accrued compensation and benefits:
Salaries and payroll taxes	$6,874,644	$6,931,650
Bonuses	2,199,559	1,648,979
Accrual for workers’ compensation claims	3,236,428	3,800,526
Accrual for health care benefits	1,385,115	2,005,486
Accrual for professional liability insurance	4,091,405	5,847,638
Accrual for vacation	1,361,161	1,415,954
	$19,148,312	$21,650,233

Long-term accrued claims:
Accrual for workers’ compensation claims	$5,076,000	$5,748,506
Accrual for professional liability insurance	13,227,096	10,598,836
	$18,303,096	$16,347,342

Other long-term liabilities:
Deferred compensation	$1,638,334	$1,471,091
Deferred rent	1,776,615	1,564,199
	$3,414,949	$3,035,290

8. Long-Term Debt

At December 31, 2013 and 2012, long-term debt consists of the following:

	December 31,
	2013	2012
Term loan, interest 2.72% at December 31, 2012	$—	$23,125,000
Revolving credit facility, interest 3.27% and 2.72% at December 31, 2013 and 2012, respectively	8,400,000	10,000,000
Capital lease obligations and note payable	176,319	733,657
Total debt	8,576,319	33,858,657
Less current portion	(8,483,088)	(33,682,348)
Long-term debt	$93,231	$176,309

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Long-term debt includes capital lease obligations that are subordinate to the Company’s senior secured facility. As of December 31, 2013, the aggregate scheduled maturities of debt are as follows:

Through Year Ending December 31:	Revolver	Capital Leases and Note Payable
2014	$8,400,000	$83,088
2015	—	65,409
2016	—	27,822
2017	—	—
2018	—	—
Total	$8,400,000	$176,319

Loan Agreement

On January 9, 2013, the Company terminated its commitments under the July 2012 Credit Agreement (defined below) and entered into a Loan and Security Agreement, (Loan Agreement), by and among the Company and certain of its domestic subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65,000,000 (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20,000,000 subfacility for standby letters of credit.  Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20,000,000, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65,000,000, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12,000,000; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors. As of December 31, 2013, the gross availability under the Loan Agreement was approximately $39,482,000 based on the Company's November accounts receivable. The Company had $11,399,000 letters of credit outstanding and $8,400,000 drawn under its revolving credit, leaving $19,683,000 available as of December 31, 2013. The letters of credit relate to the Company's workers' compensation and professional liability policies. See Note 2 - Summary of Significant Accounting Policies.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness of the Company under its prior credit agreement and the payment of fees and expenses. The repayment of the term loan portion of the Company’s debt outstanding in the first quarter of 2013 was treated as extinguishment of debt, and, as a result, the Company recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $295,000. The repayment of the revolver portion of the Company’s debt outstanding in the first quarter of 2013 was treated partially as extinguishment and partially as a modification. The fees related to the modified portion of approximately $86,000 relate to the continuation of credit provided by Bank of America, N.A. in its Loan Agreement. The Company wrote-off the remaining unamortized net debt issuance costs of approximately $1,124,000 in the first quarter of 2013.

The revolving credit facility is used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of December 31, 2013, the interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.5% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and would increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2013, was 0.375%.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

July 2012 Credit Agreement

The Company entered into a senior secured credit agreement on July 10, 2012 (July 2012 Credit Agreement), by and among the Company, as borrower, a syndicate of lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A., as syndication agent, and U.S. Bank National Association, as documentation agent. The July 2012 Credit Agreement provided for: (i) a five-year senior secured term loan facility in the aggregate principal amount of $25,000,000, and (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $50,000,000, which included a $10,000,000 subfacility for swingline loans, and a $20,000,000 subfacility for standby letters of credit. Swingline loans and letters of credit issued under the July 2012 Credit Agreement reduced available revolving credit commitments on a dollar-for-dollar basis. Subject to certain conditions under the Credit Agreement, the Company was permitted, at any time prior to the maturity date for the revolving credit facility, to increase its total revolving credit commitments in an aggregate principal amount of up to $25,000,000.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Covenants of July 2012 Credit Agreement

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

Items Measured at Fair Value on a Recurring Basis:

At December 31, 2013 and December 31, 2012, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and contingent consideration receivable related to the sale of its clinical trial services business.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Contingent Consideration Receivable—The earn out related to the Company’s sale of its clinical trial services business is treated as a contingent consideration receivable for accounting purposes. The Company utilizes Level 3 inputs to value its contingent consideration receivable as significant unobservable inputs are used in the calculation of its fair value and are related to future performance of the disposed business. The fair value of the contingent consideration receivable will be adjusted to its fair value on a quarterly basis with the adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacts the contingent consideration that could be paid to the Company, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. As of December 31, 2013, the Company assigned no value to the performance earn-out based on recent information available to the Company. See Note 3- Assets Held for Sale and Discontinued Operations for further information. The Company had no performance earn-outs as of December 31, 2012.

The table below summarizes the estimated fair values, which approximate their carrying value, of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2013 and 2012:

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Fair Value Measurements

	December 31, 2013		December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
Financial Liabilities:
Deferred compensation	$1,638,334	$1,638,334	$1,471,091	$1,471,091

Items Measured at Fair Value on a Nonrecurring Basis:

The Company’s assets held for sale, liabilities related to assets held for sale and goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) described in Note 3 – Assets Held For Sale and Discontinued Operations, Note 4 – Goodwill, Trade Names and Other Identifiable Intangible Assets and Note 2 – Summary of Significant Accounting Policies.

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

In the fourth quarter of 2013, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pre-tax non-cash impairment charge of approximately $6,400,000 related to its MDA acquisition (see Note 4 – Goodwill, Trade Names and Other Identifiable Intangible Assets). The Company reduced its long term revenue forecast for these businesses in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge. The table below presents the fair value of the MDA trade names as of December 31, 2013.

At December 31, 2012, all the assets and liabilities that were held for sale are stated at fair value with the exception of other intangible assets whose carrying value was below fair value. For those assets and liabilities except for goodwill, fair value approximates their carrying amount due to their short-term nature. The following table presents the fair value of goodwill, which is the most significant component of the assets held for sale, measured on a non-recurring basis for the Company’s clinical trial services reporting unit included in assets held for sale as of December 31, 2012:

Fair Value Measurements

	December 31, 2013	December 31, 2012
(Level 3)
MDA trade names	$28,836,000	n/a
Clinical trial services segment goodwill	n/a	$28,175,722
n/a - Not applicable

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The Company recorded the $3,750,000 indemnity escrow funds related to the sale of its clinical trial services business as an escrow receivable (see Note 3 - Assets Held for Sale and Discontinued Operations for more information), and will adjust the amount to the estimated fair value, each reporting period, based on any known information. As of December 31, 2013, the fair value of the escrow receivable was calculated using Level 2 inputs and reflecting a discount for the time value of money.

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Level 2)
Financial Assets:
Escrow Receivable	$3,750,000	$3,700,373	$—	$—
Financial Liabilities:
Term loan and revolver credit facility	$—	$—	$33,125,000	$32,654,213
Asset-based revolving credit facility (a)	$8,400,000	$8,400,000	$—	$—
_______________

(a)	Carrying value of the asset-based revolving credit facility approximates estimated fair value based on the short-term nature and the pricing at varying interest rates.

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

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

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

Contributions by the Company, net of forfeitures, under this plan amounted to $557,000 and $556,000 for the years ended December 31, 2013 and 2012, respectively. Due to accumulated forfeiture credits on account, the matching contributions, net of forfeitures, for the year ended December 31, 2011, were not material. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and amounted 1,638,334 and 1,471,091 at December 31, 2013 and 2012, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

11. Commitments and Contingencies

Commitments:

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the table below.

In July 2013, the Company entered into an agreement to lease 41,607 square feet of space in Berkeley Lake, Georgia for its physician staffing business. The commitment is for ten years, eight months, subject to adjustment and earlier termination as provided in the lease, and totals approximately $4,241,000, excluding operating costs. The lease also contains certain lease incentives including a tenant improvement allowance of up to $1,456,000, of which any excess may be used for moving expenses.

Future minimum lease payments, as of December 31, 2013, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:
2014	$4,267,124
2015	3,914,971
2016	3,958,695
2017	3,016,878
2018	1,304,860
Thereafter	2,602,718
$19,065,246

Total operating lease expense included in selling, general and administrative expenses was approximately $5,481,000, $5,791,000 and $6,159,000 for the years ending December 31, 2013, 2012 and 2011, respectively.

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

During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state are subject to a tax not previously paid by the Company. As a result, the Company conducted an initial review of certain other states to determine if any additional exposures may exist and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and estimated a liability related to these matters. Based on its best estimate of probable settlement, the Company accrued a pretax liability related to the non-income tax matters of approximately $526,000 in the year ended December 31, 2011, of which approximately $395,000 related to the 2008-2010 tax years. The Company accrued an additional pretax liability related to the non-income tax matters of approximately $1,019,000 in the year ended December 31, 2012, of which approximately $301,000 related to the 2005-2011 tax years. For the year ended December 31, 2013, the Company accrued an additional pretax liability related to the non-income tax matters of approximately $841,000, of which approximately $352,000 related to the 2007-2012 tax years, and paid approximately $306,000 to settle with certain states. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected as sales tax payable as of December 31, 2013 and 2012, on its consolidated balance sheets. The Company is continuing to work with professional tax advisors and state authorities to resolve the remaining matters.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Contingencies:

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties. The parties have agreed to settle this lawsuit for $750,000. The Company accrued a reserve of $750,000 for this claim which is included in other current liabilities and legal settlement charge on its consolidated balance sheets and statements of operations, respectively. The United States District Court, Northern District of California granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement is scheduled for May 16, 2014.

On September 8, 2010, the Company's subsidiary, Cross Country TravCorps, Inc. became the subject of an indemnity lawsuit (New Hanover Regional Medical Center vs. Cross Country TravCorps, Inc., d/b/a Cross Country Staffing, and Christina Lynn White) filed in the New Hanover County Civil Superior Court, State of North Carolina. Plaintiff alleged that a former employee of Cross Country TravCorps was negligent in caring for a patient which resulted in the death of that patient. New Hanover Regional Medical Center settled the claim pre-suit and subsequently brought an indemnity claim against the former nurse and Cross Country TravCorps for the actions of the nurse pursuant to the Staffing Agreement between Cross Country TravCorps and the hospital. On April 19, 2013, an arbitration panel found the nurse negligently caused the death of the patient and that New Hanover Regional Medical Center had no active negligence contributing to that death. Furthermore, the arbitration panel found that the facility was entitled to recover compensatory damages from the nurse and Cross Country Staffing in the amount of approximately $2,000,000, plus pre-judgment interest (from September 8, 2010) at 8% per year. In addition, New Hanover Regional Medical Center was entitled to recover from Cross Country prejudgment interest on the compensatory damages from March 31, 2008 through September 7, 2010 at the rate of 8% per year and approximately $41,000 in attorneys' fees. The panel also found that, but for the negligence of the nurse, Cross Country would have no liability to New Hanover Regional Medical Center; therefore, as a matter of equity Cross Country was entitled to recover indemnity from the former nurse to the full extent Cross Country actually paid New Hanover Regional Medical Center any portion of the award (other than the prejudgment interest from March 31, 2008 through September 7, 2010 and the approximately $41,000 in attorneys' fees). The nurse had insurance coverage for this claim with $2,000,000 (individual)/$4,000,000 (aggregate) limits and no deductible. In addition, the Company has excess coverage that was expected to cover the amount of loss over $2,000,000.  During the second quarter of 2013, the nurse's insurance carrier paid New Hanover Regional Medical Center $2,000,000 and Cross Country made an indemnity payment to the facility in the amount of $920,450.  Cross Country was fully reimbursed by the nurse’s insurance company indemnity payment as well as a reimbursement for additional legal expenses related to this claim of $273,474, which was collected in October 2013.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

12. Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$(11,216,037)	$(28,599,481)	$1,384,963
Foreign	1,176,574	1,704,623	2,232,123
	$(10,039,463)	$(26,894,858)	$3,617,086

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
Continuing operations:
Current
Federal	$—	$411,767	$(29,716)
State	540,266	811,760	355,142
Foreign	415,806	1,561,492	632,415
	956,072	2,785,019	957,841
Deferred
Federal	37,821,541	(4,048,064)	444,193
State	5,133,844	(5,251,385)	681,076
Foreign	299,091	364,541	(13,663)
Total	43,254,476	(8,934,908)	1,111,606
	$44,210,548	$(6,149,889)	$2,069,447
The total income tax provision is summarized as follows:
Continuing operations	$44,210,548	$(6,149,889)	$2,069,447
Discontinued operations	2,121,941	(9,496,992)	2,063,050
	$46,332,489	$(15,646,881)	$4,132,497

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Current deferred tax assets (liabilities):
Accrued other and prepaid expenses	$2,591,944	$2,302,277
Accrued settlement charge	283,534	—
Allowance for doubtful accounts	649,790	808,466
Assets held for sale	—	2,826,663
Other	468,082	597,237
Gross deferred tax assets	3,993,350	6,534,643
Valuation allowance	(4,528,177)	(551,160)
Deferred tax assets (liabilities)	(534,827)	5,983,483
Non-current deferred tax (liabilities) and assets:
Amortization	(1,313,863)	4,377,573
Depreciation	(383,895)	(1,631,495)
Identifiable intangibles	(2,237,409)	(2,409,238)
Net operating loss carryforwards	32,531,221	23,616,558
Accrued professional liability	(117,842)	293,815
Accrued workers’ compensation	675,201	768,617
Tax on unrepatriated earnings	(453,298)	(1,860,656)
Share-based compensation	1,610,346	2,120,269
Other	313,898	966,361
Gross deferred tax assets	30,624,359	26,241,804
Valuation allowance	(47,473,410)	(3,481,752)
Deferred tax (liabilities) assets	(16,849,051)	22,760,052
Net deferred taxes	$(17,383,878)	$28,743,535

Subsequent to the issuance of the Company's 2012 Annual Report on Form 10-K, the Company determined that its deferred tax assets (liabilities) as presented on its consolidated balance sheets were inappropriately classified. The Company has corrected the 2012 information on its consolidated balance sheets and in the preceding table. Management does not believe such correction is material to the previously issued consolidated financial statements.

The Company determines the need for a valuation allowance under Income Taxes topic of the FASB ASC by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, the evaluation of various income tax planning strategies and other relevant factors. The Company maintains a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred tax assets at that time. The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. As of December 31, 2013, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets resulting from recent losses, the difficulty of forecasting future taxable income, and other factors. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. To be considered a source of future taxable income to support realizability of a deferred tax asset, a taxable temporary difference must reverse in a period such that it would result in the realization of the deferred tax asset. Taxable temporary differences related to indefinite-lived intangibles, such as goodwill, are by their nature not predicted to reverse and therefore not considered a source of future taxable income in accordance with ASC 740. The Company had $17,383,878 of deferred tax liabilities relating to indefinite lived intangible assets that it was not able to offset against deferred tax assets. As of December 31, 2013 and 2012, the Company recorded valuation allowances of $52,001,587 and $4,032,912, respectively. The December 31, 2013 valuation allowance applied to all its deferred tax assets. The December 31, 2012 valuation allowance related to the uncertainty of the

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment and certain separate state net operating losses.

As of December 31, 2013 and 2012, respectively, the Company had approximately $78,120,000 and $53,844,000 of federal, state and foreign net operating loss carryforwards. The federal carryforwards expire between 2030 and 2033. The state carryforwards expire between 2013 and 2033. The majority of the foreign carryforwards are in a jurisdiction with no expiration. A valuation allowance for the net operating losses has been recorded at December 31, 2013 and 2012, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	$(3,513,812)	$(9,413,200)	$1,266,166
State taxes, net of federal benefit	(190,656)	(1,226,475)	(64,608)
Non-deductible meals and entertainment	449,780	961,933	290,280
Foreign tax expense	554,314	(221,897)	(162,448)
Valuation allowances	48,556,357	(43,657)	367,068
Uncertain tax positions	(257,488)	647,720	174,045
Deferred tax rate differential	312	150,583	(107,057)
Deferred tax write-offs (a)	221,028	—	301,765
Audit settlements	160,026	—	(391,822)
Tax on unrepatriated earnings	(1,464,728)	2,004,596	—
Tax on repatriated earnings	—	519,072	—
Tax true ups and other	(304,585)	471,436	396,058
Total income tax expense (benefit)	$44,210,548	$(6,149,889)	$2,069,447
_______________

(a)
During 2013 and 2011, the Company recorded deferred tax expense related to an overstatement of deferred tax assets for share-based payments related to prior periods of approximately $221,000 and $302,000, respectively.

The tax years of 2004, 2005, and 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended. In mid-July of 2013, the Company received a notice of proposed audit adjustments from the State of New York relating to the examination of its tax years ending December 31, 2006 through 2009. The settlement was for less than the amount accrued as of December 31, 2013.

As of December 31, 2011, pursuant to the subtopic of Other Considerations or Special Areas of the Income Taxes Topic in the FASB ASC, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries (located in the United Kingdom and India that had tax rates of approximately 27% and 34%, respectively) that were expected to be permanently reinvested outside of the United States. In the fourth quarter of 2012, the Company changed its position regarding permanent reinvestment and accrued approximately $1,371,000 of U.S. tax and $633,000 of India tax on earnings of approximately $9,528,000.  During the fourth quarter of 2012, the company repatriated approximately $3,268,000 of foreign earnings from its Indian subsidiary. U.S. income taxes on those repatriated earnings have been offset by its U.S. losses. The sale of the Company’s clinical trial services unit located outside the US in the UK during 2013 resulted in write-offs of the investment in those subsidiaries and offset the amount of US taxes that would need to be accrued on the India earnings to zero. India withholding taxes on a dividend of India earnings are not affected by the calculation of US taxes due and continue to be accrued.

The Company’s Indian subsidiary, Cross Country Infotech Private, Ltd is located in a software technology park and was entitled to 100% tax holiday until March 2011. The effect of the income tax holiday was a reduction to the income tax provision in 2011 of approximately $178,000.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is approximately as follows:

	2013	2012
Balance at January 1	$5,204,000	$4,500,000
Additions based on tax positions related to the current year	496,000	852,000
Additions based on tax positions related to prior years	681,000	152,000
Reductions based on settlements of tax positions related to the prior year	(292,000)	(30,000)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,076,000)	(263,000)
Other	(27,000)	(7,000)
Balance at December 31	$4,986,000	$5,204,000

Short-term unrecognized tax benefits are included in other current liabilities on the consolidated balance sheets and were approximately $973,000 and $548,000 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized of approximately $4,399,000 and $4,700,000, respectively. During 2013, the Company had gross increases of $1,177,000 to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $1,394,000 to its unrecognized tax benefits related to settlement refunds and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2013, 2012 and 2011, the Company recognized interest and penalties of $81,000,  $124,000, and $27,000, respectively. The Company had accrued approximately $1,015,000 and $886,000 for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

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

During the year ended December 31, 2012, the Company repurchased, under this program, a total of 71,653 shares at an average price of $5.22. The cost of such purchases was $374,248. All of the common stock was retired. During the year ended December 31, 2011, the Company repurchased, under this program, a total of 427,043 shares at an average price of $5.23. The cost of such purchases was $2,234,585. All of the common stock was retired.

At December 31, 2013, the Company had 942,443 shares of common stock left remaining to repurchase under its February 2008 authorization, subject to the limitations of the Company’s Credit Agreement. Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5,000,000 of its Equity Interests. See Note 8- Long-term Debt for further information.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

The following awards were granted under the 2007 Plan to the Company’s non-employee Directors and management team:

	Year Ended December 31,
	2013	2012	2011
Stock appreciation rights	324,000	344,500	261,500
Restricted stock	340,509	337,220	216,538

The stock appreciation rights can only be settled with stock or cash, at the discretion of the Committee. The stock appreciation rights vest 25% per year over a 4 year period and expire after 7 years. The restricted stock awards vest 25% per year over a 4 year period on the anniversary date of the grant. The Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company if stock appreciation rights are settled with stock.

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

The following table summarizes the Company’s activities with respect to all of its share option plans for the year ended 2013:

	Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Share options outstanding at beginning of year	1,922,756	$4.16-$22.50	$9.67
Granted	324,000	$4.92-$5.61	$5.25
Exercised	(14,000)	$4.35	$4.35
Forfeited/expired	(686,457)	$4.35-$22.50	$9.36
Share options outstanding at end of year	1,546,299	$4.16-$22.50	$8.93	3.28	$3,770,958
Share options exercisable at end of year	1,006,674	$4.16-$22.50	$10.79	1.99	$1,329,153
Share options unvested at end of year	539,625	$4.16-$8.09	$5.46	5.69	$2,441,805

As of December 31, 2013, the Company had 1,546,299 share options outstanding of which 1,433,047 were vested or expected to vest at a weighted average exercise price of $9.20, intrinsic value of $3,270,748 and a weighted average contractual life of 3.10 years. As of December 31, 2013, the Company had approximately $884,579 pretax of total unrecognized compensation

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

cost related to share options which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.54 years.

The following table represents information about stock options and stock appreciation rights granted and exercised in each year. During the years ended December 31, 2013, 2012 and 2011, the Company issued options and stock appreciation rights at market price.

	Year Ended December 31,
	2013	2012	2011
Share option grants	324,000	344,500	261,500
Weighted average grant date fair value of options granted during the period	$1.77	$1.65	$2.63
Total intrinsic value of options exercised	$12,465	$—	$—

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

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Expected volatility	48.00%	47.00%	42.00%
Risk-free interest rate	0.79%	0.58%	1.33%
Expected life	4.2 years	4.3 years	4.3 years

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

The following table summarizes restricted stock award activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2013	661,648	$6.08
Granted	340,509	$4.64
Vested	(238,296)	$6.86
Forfeited	(211,630)	$4.73
Unvested restricted stock awards, December 31, 2013	552,231	$5.37

As of December 31, 2013, the Company had approximately $2,372,238 pretax of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 2.59 years. The fair value of shares vested was approximately $2,378,194; $944,976 and $1,190,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Secondary Offerings

In November 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 11,403,455 shares of common stock held by three of its existing shareholders. No members of management registered shares pursuant to this registration statement. Prior to 2013, 8,172,868 shares were sold in a public offering with net proceeds from the sale going to the selling stockholders. During 2013, the remaining shares were sold by the existing shareholders and as a result, the registration statement is no longer active.

14. Earnings Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of unvested stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the 2013, 2012 and 2011 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 1,547,814; 2,033,632 and 1,962,265, during the years ended December 31, 2013, 2012 and 2011, respectively. For purposes of calculating net income (loss) per common share - diluted for the years ending December 31, 2013 and 2012, the Company excluded potentially dilutive shares of 149,453, and 47,258, respectively, as their effect would have been anti-dilutive, due to the Company’s net loss from continuing operations in the respective years.

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
(Loss) income from continuing operations	$(54,250,011)	$(20,744,969)	$1,547,639
Income (loss) from discontinued operations, net of income taxes	2,280,688	(21,476,528)	2,550,210
Net (loss) income	$(51,969,323)	$(42,221,497)	$4,097,849

Basic (loss) income per common share from:
Continuing operations	$(1.75)	$(0.67)	$0.05
Discontinued operations	0.07	(0.70)	0.08
Net (loss) income	$(1.68)	$(1.37)	$0.13

Diluted (loss) income per common share from:
Continuing operations	$(1.75)	$(0.67)	$0.05
Discontinued operations	0.07	(0.70)	0.08
Net (loss) income	$(1.68)	$(1.37)	$0.13

Weighted-average number of shares outstanding-basic	31,009,218	30,842,723	31,146,165
Plus dilutive equity awards	—	—	45,851
Weighted-average number of shares outstanding-diluted	31,009,218	30,842,723	31,192,016

15. Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes the pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted to approximately $3,897,000, $3,804,000 and $2,097,000 in 2013, 2012 and 2011, respectively. Accounts receivable due from these hospitals at December 31, 2013 and 2012 were approximately $424,000 and $570,000, respectively. In the year ended December 31, 2010, the Company entered into an exclusive MSP arrangement with one of these hospital systems.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

16. Segment Information

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – nurse and allied staffing, physician staffing, and other human capital management services, described below:

Nurse and allied staffing - The nurse and allied staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S. The Company aggregates its Cross Country Staffing and Allied Health Group brands that it markets to its customers in this business segment.

Physician staffing – The physician staffing business segment provides physicians in many specialties as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

Other human capital management services - The other human capital management services business segment provides education and training programs to the healthcare industry and retained search services for physicians and healthcare executives, within the U.S.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. See Note 4 – Goodwill and Other Identifiable Intangible Assets for further information. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation of such information to (loss) income from continuing operations for the periods indicated are as follows:

	Year ended December 31,
	2013	2012	2011
Revenue from unaffiliated customers:
Nurse and allied staffing	$278,972,901	$277,753,525	$278,793,599
Physician staffing	121,371,017	123,545,045	118,780,800
Other human capital management services	37,966,798	41,336,576	41,803,061
	$438,310,716	$442,635,146	$439,377,460
Contribution income (a):
Nurse and allied staffing (b)	$19,188,403	$11,360,870	$20,077,583
Physician staffing	8,616,916	10,651,879	11,320,076
Other human capital management services	745,506	1,943,628	3,172,282
	28,550,825	23,956,377	34,569,941

Unallocated corporate overhead (b)	22,286,031	22,574,066	20,299,783
Depreciation	3,885,688	4,904,845	5,965,002
Amortization	2,294,077	2,263,556	2,393,722
Acquisition costs	473,488	—	—
Restructuring costs	483,578	—	—
Legal settlement charge	750,000	—	—
Impairment charges (c)	6,400,000	18,732,407	—
(Loss) income from continuing operations	$(8,022,037)	$(24,518,497)	$5,911,434
_______________

(a)
The Company defines contribution income as income from operations before depreciation, amortization, acquisition costs, restructuring costs, legal settlement charges, impairment charges and corporate expenses not specifically identified

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

to a reporting segment. Contribution income is used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(b)
In 2013, the Company refined its methodology for allocating certain corporate overhead expenses to its nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

(c)
During the fourth quarter of 2013, the Company recorded a trade names impairment charge of $6,400,000. During the year ended December 31, 2012, the Company recorded pretax impairment charges in its continuing operations of $18,732,407. Refer to discussion in Note 4-Goodwill, Trade Names and Other Identifiable Intangible Assets.

Effective January 1, 2014, the Company merged its Allied Health Group, LLC subsidiary with its Medical Doctor Associates, LLC subsidiary. The decision to merge these companies was based a number of factors including the consolidation of back office processes and other operational efficiencies. Along with this merger, the Company evaluated the Allied Health Group trade name and determined that it would be more valuable to use it for the Company’s  nurse and allied staffing business, and as a result, transferred the trade name effective January 1, 2014. The process to effect the merger and move the trade name did not occur until 2014 and included: merging their general ledgers, communicating to clients and providers, and changing our processes to pay our advanced practice providers.

The allied health staffing business of MDA has primarily consisted of higher level allied professional, such as physician assistants and nurse practitioners, whose job functions are becoming increasingly more similar to those of physicians than to other allied health professionals. The 2014 change in legal structure and processes, along with the current market dynamics has changed the Company’s approach/ conclusion to aggregate this business with its nurse and allied staffing business segment for 2014. This subsequent change in reporting occurred after the balance sheet date but before the Company issued financial statements. The Company will be revising its segments for 2014 reporting to include this business with its physician staffing business segment.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

17. Quarterly Financial Data (Unaudited)

	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter (b)
2013
Revenue from services	$110,315,840	$110,768,343	$108,047,986	$109,178,547
Gross profit	$28,875,395	$27,838,891	$28,184,087	$28,561,465

(Loss) income from continuing operations, net of tax	$(1,345,729)	$(1,435,829)	$1,453,590	$(52,922,043)
Income (loss) from discontinued operations, net of tax	$2,503,763	$(21,393)	$(538,916)	$337,234
Net income (loss)	$1,158,034	$(1,457,222)	$914,674	$(52,584,809)

Basic income (loss) per common share from:
Continuing operations	$(0.04)	$(0.05)	$0.05	$(1.70)
Discontinuing operations	0.08	—	(0.02)	0.01
Net income (loss)	$0.04	$(0.05)	$0.03	$(1.69)

Diluted income (loss) per common share from:
Continuing operations	$(0.04)	$(0.05)	$0.05	$(1.70)
Discontinuing operations	0.08	—	(0.02)	0.01
Net income (loss)	$0.04	$(0.05)	$0.03	$(1.69)

	First Quarter	Second Quarter (c)	Third Quarter (c)	Fourth Quarter (c)
2012
Revenue from services	$109,799,496	$108,847,135	$112,257,707	$111,730,808
Gross profit	$29,049,682	$27,136,129	$27,455,827	$27,943,467

Income (loss) from continuing operations, net of tax	$361,955	$(18,841,283)	$719,539	$(2,985,180)
(Loss) income from discontinued operations, net of tax	$(946,322)	$4,337,450	$(18,319,626)	$(6,548,030)
Net loss	$(584,367)	$(14,503,833)	$(17,600,087)	$(9,533,210)

Basic (loss) income per common share from:
Continuing operations	$0.01	$(0.61)	$0.02	$(0.10)
Discontinuing operations	(0.03)	0.14	(0.59)	(0.21)
Net loss	$(0.02)	$(0.47)	$(0.57)	$(0.31)

Diluted (loss) income per common share from:
Continuing operations	$0.01	$(0.61)	$0.02	$(0.10)
Discontinuing operations	(0.03)	0.14	(0.59)	(0.21)
Net loss	$(0.02)	$(0.47)	$(0.57)	$(0.31)
________________

(a)
The Company sold its clinical trial services business on February 15, 2013. The clinical trial services business has been classified as discontinued operations. The transaction resulted in a gain on sale of $3,968,714 pretax, or $2,055,907 after tax. See Note 3 – Assets Held for Sale and Discontinued Operations.

(b)
On December 2, 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division. The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combinations, using the purchase method. The results of On Assignment's operations have been included in the Company's consolidated statements of operations since December 2, 2013, the date of the acquisition. See Note 5 - Acquisitions. During the fourth quarter of 2013, the Company recorded a deferred tax assets valuation allowance of approximately $48,406,398 and a trade names impairment charge of $6,400,000. See Note 12 - Income Taxes and Note 4 - Goodwill, Trade Names and Other Identifiable Intangible Assets.

(c)
During the second, third and fourth quarters of 2012, the Company recorded impairment charges of approximately $18,732,000, $23,500,000 and $11,900,000, respectively. See Note 4 – Goodwill, Trade Names and Other Identifiable Intangible Assets and Note 3 – Assets Held for Sale and Discontinued Operations.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs		Recoveries	Other Changes		Balance at End of Period
Year ended December 31, 2013	$1,841,136	$1,078,195		$(1,324,027)		$55,669	$—		$1,650,973
Year ended December 31, 2012	$2,180,125	$786,107		$(912,797)		$16,076	$(228,375)	(a)	$1,841,136
Year ended December 31, 2011	$3,500,968	$578,805		$(1,903,539)		$3,891	$—		$2,180,125

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2013	$4,032,912	$48,406,398	(b)	$(437,723)	(b)	$—	$—		$52,001,587
Year ended December 31, 2012	$3,678,183	$354,729	(c)	$—		$—	$—		$4,032,912
Year ended December 31, 2011	$3,311,831	$366,352	(c)	$—		$—	$—		$3,678,183
________________

(a)	Represents the reclassification of the allowance for doubtful accounts related to Assets Held for Sale. See Note 3 – Assets Held for Sale and Discontinued Operations.

(b)	Related to deferred tax assets, Cyprus NOL's, and reversal of deferred tax assets related to the clinical trial services business.

(c)	Related to deferred tax assets on state net operating losses and a particular subsidiary’s state portion of its deferred tax asset that arose from goodwill impairment.

II- 1