Form 10-Q
period 2014-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2014-05-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 31,109,997 shares of Common Stock, par value $0.0001 per share, as of April 30, 2014.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

All references to "the Company", “we”, “us”, “our”, or “Cross Country” in this Quarterly Report on Form 10-Q mean Cross Country Healthcare, Inc., and its consolidated subsidiaries and affiliates.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

MARCH 31, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,158	$8,055
Accounts receivable, less allowance for doubtful accounts of $2,003 in 2014 and $1,651 in 2013	72,215	60,750
Income taxes receivable	230	538
Prepaid expenses	6,389	6,163
Insurance recovery receivable	3,402	3,886
Indemnity escrow receivable	3,750	3,750
Other current assets	1,393	793
Total current assets	94,537	83,935
Property and equipment, net of accumulated depreciation of $44,831 in 2014 and $44,779 in 2013	7,801	6,170
Trade names, net	42,301	42,301
Goodwill, net	77,266	77,266
Other identifiable intangible assets, net	25,413	26,198
Debt issuance costs, net	406	464
Non-current insurance recovery receivable	11,695	10,914
Non-current security deposits	440	997
Total assets	$259,859	$248,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,576	$10,272
Accrued compensation and benefits	20,672	19,148
Current portion of long-term debt and capital lease obligations	19,400	8,483
Sales tax payable	2,366	2,404
Deferred tax liabilities	560	535
Other current liabilities	2,908	4,063
Total current liabilities	55,482	44,905
Long-term debt and capital lease obligations	144	93
Non-current deferred tax liabilities	17,659	16,849
Long-term accrued claims	19,653	18,303
Long-term unrecognized tax benefits	2,442	4,013
Other long-term liabilities	4,209	3,415
Total liabilities	99,589	87,578

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	246,777	246,325
Accumulated other comprehensive loss	(1,037)	(970)
Accumulated deficit	(85,473)	(84,691)
Total stockholders' equity	160,270	160,667
Total liabilities and stockholders' equity	$259,859	$248,245

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Revenue from services	$118,091	$110,316
Operating expenses:
Direct operating expenses	87,641	81,440
Selling, general and administrative expenses	29,455	27,065
Bad debt expense	432	422
Depreciation	974	1,022
Amortization	785	566
Acquisition and integration costs	295	—
Total operating expenses	119,582	110,515
Loss from operations	(1,491)	(199)
Other expenses (income):
Foreign exchange loss	47	9
Interest expense	255	280
Loss on early extinguishment and modification of debt	—	1,419
Other expense (income), net	60	(61)
Loss from continuing operations before income taxes	(1,853)	(1,846)
Income tax benefit	(1,071)	(500)
Loss from continuing operations	(782)	(1,346)
Income from discontinued operations, net of income taxes	—	2,504
Net (loss) income	$(782)	$1,158

Basic (loss) income per common share from:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	—	0.08
Net (loss) income	$(0.03)	$0.04

Diluted (loss) income per common share from:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	—	0.08
Net (loss) income	$(0.03)	$0.04

Weighted average common shares outstanding:
Basic	31,098	30,902
Diluted	31,098	30,902

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income	$(782)	$1,158

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	95	(8)
Reclassification of currency translation adjustments related to sale of clinical trial services business (see Note 3 - Comprehensive Income)	—	2,337
Other comprehensive income, before tax	95	2,329
Income tax expense (benefit) related to items of other comprehensive income	162	(31)
Other comprehensive (loss) income, net of tax	(67)	2,360

Comprehensive (loss) income	$(849)	$3,518

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net (loss) income	$(782)	$1,158
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	974	1,022
Amortization	785	566
Bad debt expense	432	427
Loss on early extinguishment and modification of debt	—	1,419
Deferred income tax (benefit) expense	681	2,305
Amortization of debt issuance costs	57	61
Equity compensation	452	599
Gain on sale of clinical trial services business	—	(4,158)
Other noncash costs	97	—
Changes in operating assets and liabilities:
Accounts receivable	(11,897)	(5,432)
Other assets	(556)	(5,636)
Income taxes	(2,239)	(759)
Accounts payable and accrued expenses	2,190	6,256
Other liabilities	572	657
Net cash used in operating activities	(9,234)	(1,515)

Investing activities
Proceeds from sale of business segment, net of cash sold and transaction costs	—	46,064
Purchases of property and equipment	(2,588)	(232)
Net cash (used in) provided by investing activities	(2,588)	45,832

Financing activities
Principal repayments on term loan	—	(23,125)
Repayments on revolving credit facility	—	(10,000)
Repayments on asset-based revolving credit facility	(9,700)	(49,244)
Borrowings under asset-based revolving credit facility	20,600	49,244
Principal payments on capital lease obligations and note payable	(42)	(225)
Debt issuance costs	—	(506)
Net cash provided by (used in) financing activities	10,858	(33,856)

Effect of exchange rate changes on cash	67	(19)

Change in cash and cash equivalents	(897)	10,442
Cash and cash equivalents at beginning of period	8,055	10,463
Cash and cash equivalents at end of period	$7,158	$20,905

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). All material intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2013 condensed consolidated balance sheet included herein was derived from the December 31, 2013 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

On February 15, 2013, the Company completed the sale of its previously discontinued clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. At closing, the total amount paid was reduced by $0.1 million for the amount the Targeted Net Working Capital exceeded the Estimated Net Working Capital. During the fourth quarter of 2013, the Company paid an additional $0.2 million to the Buyer to finalize the Net Working Capital adjustment, pursuant to the asset purchase agreement.

The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.75 million earn out related to certain performance-based milestones was treated as contingent consideration and the Company assigned no fair value to this earn-out as of March 31, 2014 based on recent information available to the Company. In addition, a portion of the performance-based milestones was not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2.25 million as of March 31, 2014 (see Note 7 – Fair Value Measurements for more information).

Of the $52.0 million purchase price paid at closing, $3.75 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $3.75 million indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable. As of March 31, 2014 there was no known information about any indemnity claims.

As a result of the disposal, the underlying operations and cash flows of the clinical trial services business have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. The historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for the three months ended March 31, 2013.

The following table presents the revenues and the components of discontinued operations, net of tax:

Three Months Ended
March 31, 2013
(amounts in thousands)

Revenue	$7,939

Income from discontinued operations before gain on sale and income taxes	483
Gain on sale of discontinued operations	4,158
Income tax expense	(2,137)
Income from discontinued operations, net of income taxes	$2,504

3.	COMPREHENSIVE INCOME

Total comprehensive (loss) income includes net (loss) income, foreign currency translation adjustments and reclassification of foreign currency adjustments, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (ASC), assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $1.0 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively.

Pursuant to ASU 2013-5, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force (ASU 2013-5) the Company released into earnings $2.3 million of its cumulative currency translation losses related to the sale of clinical trial services business in the first quarter of 2013, which was included in the income (loss) from discontinued operations, net of income taxes on the condensed consolidated statements of operations.

4.	EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to: 347,822 and 1,753,543, during the three months ended March 31, 2014 and 2013, respectively. For purposes of calculating net (loss) income per common share, the Company excluded potentially dilutive shares of: 452,242 for the three months ended March 31, 2014 and 175,375 for the three months ended March 31, 2013, from the calculation as their effect would have been anti-dilutive due to the Company’s net loss from continuing operations in those periods.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2014	2013
	(amounts in thousands, except per share data)
Loss from continuing operations	$(782)	$(1,346)
Income from discontinued operations, net of tax	—	2,504
Net (loss) income	$(782)	$1,158

Basic (loss) income per common share from:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	—	0.08
Net (loss) income	$(0.03)	$0.04

Diluted (loss) income per common share from:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	—	0.08
Net (loss) income	$(0.03)	$0.04

Weighted average common shares outstanding:
Basic	31,098	30,902
Diluted	31,098	30,902

5.    ACQUISITIONS

In December 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division (the acquired allied staffing business) for an aggregate purchase price of $28.7 million, subject to certain post-closing adjustments. Excluded from the transaction were the accounts receivable, accounts payable and accrued compensation of the business being acquired. The Company used $24.7 million in cash on hand and $4.5 million from borrowings under its current revolver facility with Bank of America, N.A. to pay the purchase price and approximately $0.5 million in transaction costs. Subsequent to December 31, 2013, an immaterial post-closing adjustment was made. However, the purchase price is subject to potential adjustment downward contingent upon retention of certain contracts as defined in the agreement, which will be resolved by the end of the Company's second quarter of 2014. The Company does not expect any further adjustment.

Pursuant to the Asset Purchase Agreement, the Company is working with the seller to assume 15 leases and sublet 7 leases related to its branch offices. As of the date of this filing, 14 leases have been either assumed or entered into by the Company representing approximately $1.6 million of operating lease future payments.

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

At the time of the acquisition, the acquired allied staffing business had 84 branch-based employees and made placements in more than 125 specialties from 23 branch offices.

The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combination, using the purchase method. The results of the acquisition's operations have been included in the consolidated statements of operations since

December 2, 2013, the date of the acquisition. The acquired allied staffing business has been included with the Company's nurse and allied staffing business segment.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed. The Company used a third-party appraiser to determine the fair value and estimated useful lives of acquired assets and liabilities.

(amounts in thousands)
Other current assets	$62
Property and equipment	161
Goodwill	14,554
Other intangible assets	14,000
Other assets	52
Total assets acquired	28,829

Accrued employee compensation and benefits	112
Total liabilities assumed	112

Net assets acquired	$28,717

Based on the final independent third-party appraisal, the Company assigned the following values to intangible and other identifiable assets: $10.4 million to customer relations with an estimated useful life of 16 years, $3.4 million to database with an estimated useful life of 10 years, and $0.2 million to non-compete agreements with a useful life of 5 years. The remaining excess of purchase price over the fair value of net assets acquired $14.6 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition-related costs of approximately $0.3 million were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the three months ended March 31, 2014.

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the allied staffing business acquisition had occurred as of January 1, 2013, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

Three Months Ended
March 31, 2013
(unaudited, amounts in thousands)

Revenue from services	$120,451

Net income	$1,522

Net income per common share - basic	$0.05

Net income per common share - diluted	$0.05

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of March 31, 2014, an indemnification escrow account of $3.6 million exists.

6.	DEBT

At March 31, 2014 and December 31, 2013, long-term debt consists of the following:

	March 31,	December 31,
	2014	2013
	(amounts in thousands)
Revolving credit facility, interest 2.60% and 3.27% at March 31, 2014 and December 31, 2013, respectively	$19,300	$8,400
Capital lease obligations and note payable	244	176

Total debt	19,544	8,576
Less current portion	(19,400)	(8,483)
Long-term debt	$144	$93

Loan Agreement

On January 9, 2013, the Company terminated its commitments under its senior secured credit agreement and entered into a Loan and Security Agreement, (Loan Agreement), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined on the agreement, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis. Subject to certain conditions, the Company is permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20.0 million, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12.0 million; minus (c) reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors. As of March 31, 2014, the gross availability under the Loan Agreement was approximately $45.4 million based on the Company's February accounts receivable. The Company had $11.4 million letters of credit outstanding and $19.3 million drawn under its revolving credit facility, leaving $14.7 million available as of March 31, 2014. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

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

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of March 31, 2014, the interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.75% or Base Rate plus 0.75%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2014, was 0.375%.

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

Items Measured at Fair Value on a Recurring Basis:

At March 31, 2014 and December 31, 2013, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and contingent consideration receivable related to the sale of its clinical trial services business.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Contingent Consideration Receivable—The earn out related to the Company’s sale of its clinical trial services business is treated as a contingent consideration receivable for accounting purposes. The Company utilizes Level 3 inputs to value its contingent consideration receivable as significant unobservable inputs are used in the calculation of its fair value and are related to future performance of the disposed business. The fair value of the contingent consideration receivable will be adjusted to its fair value on a quarterly basis with the adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacts the contingent consideration that could be paid to the Company, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. As of March 31, 2014, the Company assigned no value to the performance earn-out based on recent information available to the Company. See Note 2- Discontinued Operations for further information.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2014 and December 31, 2013:

Fair Value Measurements
(amounts in thousands)

	March 31, 2014	December 31, 2013
(Level 1)
Financial Liabilities:
Deferred compensation	$1,448	$1,638

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

The Company recorded the $3.75 million indemnity escrow funds related to the sale of its clinical trial services business as an escrow receivable (see Note 2- Discontinued Operations for more information), and will adjust the amount to the estimated fair value, each reporting period, based on any known information. As of March 31, 2014, the fair value of the escrow receivable was calculated using Level 2 inputs and reflecting a discount for the time value of money.

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Level 2)		(amounts in thousands)
Financial Assets:
Escrow Receivable	$3,750	$3,719	$3,750	$3,700
Financial Liabilities:
Asset-based revolving credit facility (a)	$19,300	$19,300	$8,400	$8,400
 _______________

(a)	Carrying value of the asset-based revolving credit facility approximates estimated fair value based on the short-term nature and the pricing at varying interest rates.

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

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

8.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During both the three months ended March 31, 2014 and 2013, the Company did not repurchase any shares of its common stock under its February 2008 Board authorization.

As of March 31, 2014, the Company may purchase up to an additional 942,443 shares of common stock under the February 2008 Board authorization, subject to certain conditions in the Company's Credit Agreement. At March 31, 2014, the Company had 31,101,179 shares of common stock outstanding.

Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests (as defined in the Loan Agreement).

Share-Based Payments

During the three months ended March 31, 2014 and 2013, $0.5 million and $0.6 million, respectively, was included in selling, general and administrative expenses related to share-based payments.

On April 1, 2014, 20,000 shares of restricted stock were granted to Mr. William Burns, the Company's Chief Financial Officer. The restricted stock vests ratably over 3 year period on the anniversary date of the grant.

9.	SEGMENT DATA

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – nurse and allied staffing, physician staffing, and other human capital management services, described below:

●
Nurse and allied staffing - The nurse and allied staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S. The Company aggregates its various brands that it markets to its customers in this business segment.

●
Physician staffing – The physician staffing business segment provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under the Company's Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. The physician staffing business also provides certain other employees on a temporary basis to its customers.

●
Other human capital management services - The other human capital management services business segment provides education and training programs to the healthcare industry and retained search services for physicians and healthcare executives within the U.S.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2014	2013 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$80,193	$71,073
Physician staffing	29,136	29,743
Other human capital management services	8,762	9,500
	$118,091	$110,316

Contribution income (b):
Nurse and allied staffing (c)	$5,969	$5,174
Physician staffing	751	2,226
Other human capital management services	166	290
	6,886	7,690

Unallocated corporate overhead (c)	6,323	6,301
Depreciation	974	1,022
Amortization	785	566
Acquisition and integration costs	295	—
Loss from operations	$(1,491)	$(199)

_______________

(a)
Prior year data has been reclassified to conform to the current year's presentation. Effective January 1, 2014, the Company merged its Allied Health Group, LLC subsidiary with its Medical Doctor Associates, LLC subsidiary. The decision to merge these companies was based a number of factors including the consolidation of back office processes and other operational efficiencies. Along with this merger, the Company evaluated the Allied Health Group trade name and determined that it would be more valuable to use it for the Company’s nurse and allied staffing business, and as a result, transferred the trade name effective January 1, 2014.

The allied health staffing business of MDA has primarily consisted of higher-level allied professionals, such as physician assistants and nurse practitioners, whose job functions are becoming increasingly more similar to those of physicians than to other allied health professionals. The 2014 change in legal structure and processes, along with the current market dynamics has changed the Company’s approach/conclusion to aggregate this business with its nurse and allied staffing business segment for 2014. The Company has revised its segments for 2014 reporting to include this business with its physician staffing business segment.

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

(c)
In 2014, the Company refined its methodology for allocating certain corporate overhead expenses to its nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

10.    COMMITMENTS AND CONTINGENCIES

Commitments
The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements.

Legal Contingencies

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties. In 2013, the parties have agreed to settle this lawsuit for $0.8 million with the understanding that such settlement is not an admission by the Company of any liability, negligence or wrong doing. The settlement amount has been accrued for and is included in other current liabilities on its consolidated balance sheets. The United States District Court, Northern District of California granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement is scheduled for May 16, 2014.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company's consolidated financial position or results of operations.

Sales & Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2013 and March 31, 2014, on its condensed consolidated balance sheets.

11.	INCOME TAXES

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

For the periods ended March 31, 2014 and 2013 the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-280-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for continuing operations for the three months ended March 31, 2014 was 57.8%, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for continuing operations for the three months ended March 31, 2014 was (37.4)%. The effective tax rates are different than the statutory rates primarily due to the impact of the partial non-deductibility of certain per diem expenses and state minimum taxes.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets. In the first quarter of 2014, the Company recorded a non-cash adjustment of $1.7 million primarily related to an overstatement of the valuation allowance established as of December 31, 2013. The out-of-period adjustment also decreased the net loss by the same amount of $0.06 per diluted share for the three months ended March 31, 2014. Management concluded that the adjustment was not material to its prior period financial statements and is not expected to be material to the full year results for 2014.

Unrecognized tax benefits are included in other current liabilities and other long term liabilities on the Company's condensed consolidated balance sheets. In accordance with the Income Taxes Topic of the FASB ASC, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

Unrecognized Tax Benefits
(amounts in thousands)

Balance at January 1, 2014	$4,986
Reductions based on tax positions related to prior years	(35)
Additions based on tax positions related to current year	121
Settlements of tax positions related to prior years	(326)
Balance at March 31, 2014	$4,746

As of March 31, 2014, the Company had approximately $4.2 million of unrecognized tax benefits, net of deferred taxes, which would affect the effective tax rate if recognized. During the three months ended March 31, 2014, the Company had gross increases of $0.1 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had gross decreases of $0.3 million to its unrecognized tax benefits related to settlements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted the provisions of this amendment during 2014, which resulted in a reclassification between other non-current liabilities and non-current deferred income tax assets of approximately $2.3 million. The adoption did not change existing recognition and measurement requirements in our consolidated condensed financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $1.0 million for interest and penalties as of both March 31, 2014 and December 31, 2013.

The tax years 2004, 2005 and 2008 through 2012 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of certain states in which the statute of limitations has been extended. In mid-July of 2013, the Company received a notice of proposed audit adjustments from the State of New York. In January of 2014 the Company settled the State of New York audit for its tax years ending December 31, 2006 through 2010 for less than the amount accrued as of December 31, 2013.

12.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes the pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted approximately $2.3 million and $1.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Accounts receivable due from these hospitals at March 31, 2014 and December 31, 2013 were approximately $1.7 million and $0.4 million, respectively.

13.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company had operations that were reported as discontinued operations for the three months ended March 31, 2013 and does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Cross Country Healthcare, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2013.

Business Overview

Cross Country Healthcare is a national leader in providing healthcare staffing and workforce management solutions. Our traditional staffing includes temporary and permanent placement of travel nurses and allied professionals, branch-based local nurses and allied staffing, and locum tenens physicians. We provide flexible workforce solutions to the healthcare market through diversified offerings meeting the special needs of each client. In addition to traditional staffing, our services include:  managed service programs (MSP), workforce assessments, internal resource pool consulting and development, electronic medical record (EMR) transition staffing, and recruitment process outsourcing services. We are a valued partner to a diverse client base including both public and private healthcare organizations as well as government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. We also provide physician and executive search services as well as education and training programs for healthcare professionals.

Our results are reported in three business segments: Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. For the quarter ended March 31, 2014, our nurse and allied staffing business which is comprised of travel and per diem nurse and allied staffing represented approximately 68% of our total revenue. Travel nurse staffing, which is the largest part of the nurse and allied staffing business, represented approximately 48% of our total revenue and 71% of the segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. Our physician staffing business represented approximately 25% of our first quarter 2014 revenue and consists of temporary physician staffing services (locum tenens) in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs). Our other human capital management services business represented approximately 7% of our revenue and consists of healthcare professional education and training, as well as retained search services.

Acquisitions

In December 2013, we acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division (the acquired allied staffing business) for an aggregate purchase price of $28.7 million, subject to certain post-closing adjustments. Excluded from the transaction were the accounts receivable, accounts payable and accrued compensation of the business being acquired. The Company used $24.7 million in cash on hand and $4.5 million from borrowings under its current revolver facility with Bank of America, N.A. to pay the purchase price and approximately $0.5 million in transaction costs. Subsequent to December 31, 2013, an immaterial post-closing adjustment was made. However, the purchase price is subject to further adjustment downward contingent upon retention of certain contracts as defined in the agreement, which will be resolved by the end of the second quarter of 2014. We do not expect any further adjustment.

We believe this acquisition complements our current operations by: (1) adding new skillsets to our traditional staffing offerings, (2) expanding our local branch network, which will allow us to expand our local market presence and our MSP business, (3) diversifying our customer base into the local ambulatory care and retail market, which provides more balance between our large volume based customers and our small local customers, and (4) better positioning us to take additional market share at our MSP accounts. At the time of the acquisition, the acquired allied staffing business had 84 branch-based employees and made placements in more than 125 specialties from 23 branch offices.

The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combination, using the purchase method. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. The acquired allied staffing business has been included with our nurse and allied staffing business segment.

Dispositions

The clinical trial services business provided clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe. On February 15, 2013, we completed the sale of our clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. The business segment has been classified as discontinued operations for all periods presented (see Note 2 - Discontinued Operations and see Note 7 – Fair Value Measurements, to our condensed consolidated financial statements for more information).

Segment Information

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – nurse and allied staffing, physician staffing, and other human capital management services, described below:

●
Nurse and allied staffing - The nurse and allied staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S. The Company aggregates various brands that it markets to its customers in this business segment.

●
Physician staffing – The physician staffing business segment provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under the Company's Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other human capital management services - The other human capital management services business segment provides education and training programs to the healthcare industry and retained search services for physicians and healthcare executives within the U.S.

Executive Summary of Operations

We continue to execute on the elements of our strategy to grow revenue in our core businesses, expand margins and enhance the operating leverage of our infrastructure. The fundamentals of our strategy are to ensure we offer a full range of services and specialties necessary to meet the needs of our clients, to deliver creative and flexible workforce solutions, build a customer-centric strong sales capability with geographic access to all of our key markets, provide world class client service with a focus on fulfillment and retention, and continuously improve our operational effectiveness.

For the quarter ended March 31, 2014, our revenue was $118.1 million, and we had a loss from continuing operations of $0.8 million, or $0.03 per diluted share. Cash flow used in operations for the three months ended was $9.2 million. We borrowed a net of $10.9 million which was used to fund working capital and for capital expenditures. We ended the first quarter of 2014 with $7.2 million of cash and cash equivalents and total debt of $19.5 million.

Nurse and Allied Staffing

Our nurse and allied staffing business grew year-over year and sequentially primarily as a result of the acquisition of the acquired allied staffing business in December 2013. Travel nursing in particular had strong demand and grew throughout the quarter - in fact, we ended March with the highest number of contract nurses on assignment since 2009. Our ratio of contract bookings (book-to-bill ratio) as a percentage of working nurses in the fourth quarter of 2013 of 102% was followed by 7% sequential revenue growth in this segment (excluding the acquisition). During the first quarter of 2014 our book-to-bill ratio was 104%.

Physician Staffing

Our physician staffing business experienced a decrease in demand throughout the first quarter with revenue down 2% year-over-year and 6% sequentially. During the first quarter of 2014, we experienced less demand from government customers partially offset by an increase in commercial customers. The declines were primarily in the areas of emergency medicine, pediatrics, and primary care specialties, although we experienced strong growth in advanced practices (nurse practitioners and physician assistants).

Other Human Capital Management Services

Revenue in our other human capital management services business segment was down 8% compared to the prior year quarter primarily due to fewer executive search placements. Our education and training business revenue was relatively flat when compared to the prior year quarter, primarily related to weather related cancellations.

Business Metrics

In general, we evaluate our financial condition and operating results by revenue, contribution income (see Segment Information), and net income (loss). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition to the metrics identified below, we monitor other volume and profitability indicators such as number of open orders, contract bookings, and price.

Business Segment	Business Measurement
Nurse and Allied Staffing	FTEs represent the average number of nurse and allied contract personnel on a full-time equivalent basis.
Days Worked is calculated by multiplying the number of FTEs by the number of days during the respective period.

Average Revenue per FTE per Day is calculated by dividing the nurse and allied staffing revenue by the number of days worked in the respective periods. Nurse and allied staffing revenue also includes revenue from the permanant placement of nurses.

Physician Staffing	Days filled is calculated by dividing the total hours filled during the period by 8 hours.
Revenue per day filled is calculated by dividing the applicable revenue generated by the Company's physician staffing segment by days filled for the period presented.

Other Financial Data
(unaudited)

	Three Months Ended
	March 31,	March 31,		Percent
	2014	2013	Change	Change

Nurse and allied staffing statistical data:
FTEs	3,107	2,483	624	25.1%
Days worked	279,630	223,470	56,160	25.1%
Average nurse and allied staffing revenue per FTE per day	$287	$318	(31)	(9.7)%

Physician staffing statistical data:
Days filled	20,801	21,388	(587)	(2.7)%
Revenue per day filled	$1,423	$1,384	39	2.8%

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2014	2013
Revenue from services	100.0%	100.0%
Direct operating expenses	74.2	73.8
Selling, general and administrative expenses	24.9	24.5
Bad debt expense	0.4	0.4
Depreciation and amortization	1.5	1.5
Acquisition and integration costs	0.3	—
Loss from operations	(1.3)	(0.2)
Foreign exchange loss	—	—
Interest expense	0.2	0.3
Loss on early extinguishment and modification of debt	—	1.3
Other expense (income), net	0.1	(0.1)
Loss from continuing operations before income taxes	(1.6)	(1.7)
Income tax benefit	(0.9)	(0.5)
Loss from continuing operations	(0.7)	(1.2)
Income from discontinued operations, net of income taxes	—	2.3
Net (loss) income	(0.7)%	1.1%

Segment Information

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

Information on operating segments and the reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2014	2013 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$80,193	$71,073
Physician staffing	29,136	29,743
Other human capital management services	8,762	9,500
	$118,091	$110,316

Contribution income (b):
Nurse and allied staffing (c)	$5,969	$5,174
Physician staffing	751	2,226
Other human capital management services	166	290
	6,886	7,690

Unallocated corporate overhead (c)	6,323	6,301
Depreciation	974	1,022
Amortization	785	566
Acquisition and integration costs	295	—
Loss from operations	$(1,491)	$(199)

___________________

(a)
Prior year data has been reclassified to conform to the current year's presentation. Effective January 1, 2014, we merged our Allied Health Group, LLC subsidiary with Medical Doctor Associates, LLC subsidiary. The decision to merge these companies was based a number of factors including the consolidation of back office processes and other operational efficiencies. Along with this merger, we evaluated the Allied Health Group trade name and determined that it would be more valuable to use it for our nurse and allied staffing business, and as a result, transferred the trade name effective January 1, 2014.

The allied health staffing business of MDA has primarily consisted of higher-level allied professionals, such as physician assistants and nurse practitioners, whose job functions are becoming increasingly more similar to those of physicians than to other allied health professionals. The 2014 change in legal structure and processes, along with the current market dynamics has changed the our approach/conclusion to aggregate this business with its nurse and allied staffing business segment for 2014. We have revised our segments for 2014 reporting to include this business with its physician staffing business segment.

(b)
We define contribution income or loss from operations before depreciation, amortization, restructuring costs, legal settlement charges, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with the Segment Reporting Topic of the FASB ASC.

(c)
In 2014, we refined our methodology for allocating certain corporate overhead expenses to our nurse and allied staffing segment expenses to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

Comparison of Results for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Revenue from services

Revenue from services increased 7.0%, to $118.1 million for the three months ended March 31, 2014, as compared to $110.3 million for the three months ended March 31, 2013. The revenue increase was primarily from our nurse and allied staffing business segment. Revenue declined year-over-year in both our physician staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased 12.8%, to $80.2 million for the three months ended March 31, 2014, as compared to $71.1 million for the three months ended March 31, 2013. The revenue increase was related to the acquired allied staffing business. Excluding the impact of the acquisition, revenue decreased $0.6 million or 0.9%, reflecting lower staffing volume partially offset by higher bill rates in the three months ended March 31, 2014.

The average number of nurse and allied staffing FTEs on contract during the three months ended March 31, 2014 increased 25.1% from the three months ended March 31, 2013, including 660 FTEs from the acquired allied staffing business. The average nurse and allied staffing revenue per FTE per day decreased 9.7% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to lower bill rates in the acquired allied staffing business. Excluding the acquisition, average nurse and allied staffing revenue per FTE per day was up 0.6%.

Physician staffing

Revenue from our physician staffing business decreased 2.0%, to $29.1 million for the three months ended March 31, 2014, as compared to $29.7 million for the three months ended March 31, 2013. The decrease in revenue was due to lower volume partially offset by higher bill rates in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Physician staffing days filled decreased 2.7%, to 20,801 days in the three months ended March 31, 2014, as compared to 21,388 days in the three months ended March 31, 2013. Revenue per day filled for the three months ended March 31, 2014 was $1,423, a 2.8% increase from the three months ended March 31, 2013.

Other human capital management services

Revenue from other human capital management services decreased 7.8%, to $8.8 million for the three months ended March 31, 2014, as compared to $9.5 million for the three months ended March 31, 2013. The revenue decline was primarily due to fewer executive search placements in our physician search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $6.2 million or 7.6%, to $87.6 million for the three months ended March 31, 2014, as compared to $81.4 million for three months ended March 31, 2013. As a percentage of total revenue, direct operating expenses increased to 74.2% in the three months ended March 31, 2014, compared to 73.8% for the three months ended March 31, 2013. This increase as a percentage of revenue is primarily due to an increase in our professional liability reserves related to specific case developments in our physician staffing business.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 8.8%, to $29.5 million for the three months ended March 31, 2014, as compared to $27.1 million for the three months ended March 31, 2013. This increase is primarily due to the acquired allied staffing business. As a percentage of total revenue, selling, general and administrative expenses were 24.9% and 24.5%, for the three months ended March 31, 2014 and 2013, respectively.

Included in selling, general and administrative expenses are unallocated corporate overhead of $6.3 million for the three months ended March 31, 2014 and 2013.  As a percentage of consolidated revenue, unallocated corporate overhead was 5.4% for the three months ended March 31, 2014 and 5.7% for the three months ended March 31, 2013. Share-based compensation, included in unallocated corporate overhead, was $0.5 million and $0.6 million in the three months ended March 31, 2014 and 2013, respectively.

Bad debt expense

Bad debt expense totaled $0.4 million and was 0.4% of consolidated revenue both in the three months ended March 31, 2014 and 2013.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment increased $0.8 million or 15.4%, to $6.0 million for the three months ended March 31, 2014, as compared to $5.2 million for the three months ended March 31, 2013, primarily due to the contribution income from the acquired allied staffing business. As a percentage of segment revenue, contribution income was 7.4% for the three months ended March 31, 2014, and 7.3% for the three months ended March 31, 2013.

Physician staffing

Contribution income from physician staffing decreased $1.5 million or 66.3%, to $0.8 million for the three months ended March 31, 2014, as compared to $2.2 million for the three months ended March 31, 2013. As a percentage of segment revenue, contribution income was 2.6% for the three months ended March 31, 2014 and 7.5% for the three months ended March 31, 2013. This decrease was primarily due to an increase in our professional liability reserves related to specific case developments in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Other human capital management services

Contribution income from other human capital management services was $0.2 million for the three months ended March 31, 2014, as compared to $0.3 million for the three months ended March 31, 2013. Contribution income as a percentage of segment revenue was 1.9% for the three months ended March 31, 2014 and 3.1% for the three months ended March 31, 2013. The decrease in contribution income margin was primarily due to higher direct mail expenses in our education business, partly offset by an improvement in contribution income in our search business.

Depreciation and amortization expense

Depreciation and amortization expense totaled $1.8 million for the three months ended March 31, 2014, as compared to $1.6 million for the three months ended March 31, 2013. As a percentage of consolidated revenue, depreciation and amortization expense was 1.5% for both the three months ended March 31, 2014 and 2013.

Acquisition and Integration Costs

During the three months ended March 31, 2014, we incurred acquisition and integration costs of $0.3 million, pretax. The acquisition and integration costs were primarily related to the integration of the acquired allied staffing business and included transitional services as well as travel and training costs. No similar charges were recorded in the three months ended March 31, 2013.

Interest expense

Interest expense totaled $0.3 million for the three months ended March 31, 2014 and 2013. The effective interest rate on our borrowings was 2.8% for the three month period ended March 31, 2014 compared to 2.1% in the three month period ended March 31, 2013. We had lower average borrowings in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Income tax benefit

Income tax benefit from continuing operations totaled $1.1 million for the three months ended March 31, 2014, as compared to a benefit of $0.5 million for the three months ended March 31, 2013. The income tax benefit for the three months ended March 31, 2014 included $1.7 million from discrete items, the most significant of which related to corrections to the December 31, 2013 provision primarily related to its valuation allowance. Excluding discrete items, income tax expense was $0.7 million in the three months ended March 31, 2014, representing a (37.4%) effective tax rate, which is less than statutory rates primarily due to the impact of the partial non-deductibility of certain per diem expenses and state minimum taxes. The effective tax rate excluding discrete items in the three months ended March 31, 2013, was 12.1%. The lower effective tax rate in the three months ended March 31, 2013 was primarily due to the impact of the non-deductibility of certain per diem expenses, state taxes and foreign taxes. The impact of these items reduced our income tax benefit in the three months ended March 31, 2013.

Income from discontinued operations, net of income taxes

Income from discontinued operations, net of income taxes included a $4.2 million ($1.9 million after taxes) gain on the sale of the clinical trial services business in the three months ended March 31, 2013. The clinical trial services business also had income from operations before income taxes of $0.5 million in the quarter ended March 31, 2013. See Note 2 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Transactions with Related Parties

We provided services to hospitals which are affiliated with certain members of our Board of Directors. We believe the pricing for these services is consistent with our other hospital customers. Revenue related to these transactions amounted approximately $2.3 million and $1.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Accounts receivable due from these hospitals at March 31, 2014 and December 31, 2013 were approximately $1.7 million and $0.4 million, respectively.

Liquidity and Capital Resources

As of March 31, 2014, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2 to 1. Working capital increased slightly to $39.1 million as of March 31, 2014 from $39.0 million as of December 31, 2013.

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

Net cash used in operating activities was $9.2 million in the three months ended March 31, 2014, compared to $1.5 million in the three months ended March 31, 2013. Net cash flow provided by discontinued operations was approximately $0.5 million in the three months ended March 31, 2013. The increased usage in cash was primarily due to funding the net working capital requirement of our recent acquisition and higher days sales outstanding at March 31, 2014 compared to March 31, 2013. The number of days’ sales outstanding was 55 days at March 31, 2014 compared to 56 days and 51 days at March 31, 2013 and December 31, 2013, respectively.

Investing activities used $2.6 million in the three months ended March 31, 2014, compared to $45.8 million provided by investing activities in the three months ended March 31, 2013. During the three months ended March 31, 2013, we sold the clinical trial services business. The net proceeds from the sale of this business segment were $46.1 million which included costs to sell the business. We used $2.6 million for capital expenditures in the three months ended March 31, 2014 compared to $0.2 million in the three months ended March 31, 2013. The capital expenditures in the three months ended March 31, 2014 primarily related to the relocation of our physician staffing headquarters and included $0.9 million of tenant improvements funded by our landlord.

Net cash provided by financing activities during the three months ended March 31, 2014, was $10.9 million compared to net cash used in financing activities of $33.9 million during the three months ended March 31, 2013. primarily related to net borrowings/repayments on our total debt in both periods. During the three months ended March 31, 2014, we increased our debt by $10.9 million to fund our net working capital needs as well as capital expenditures.   In the three months ended March 31, 2013, we repaid total debt, net of borrowings, of $33.4 million using the proceeds from the sale of clinical trial services business. In addition, we used $0.5 million to pay debt issuance costs related to our Loan Agreement.

Stockholders’ Equity

Stock Repurchase Program

As of March 31, 2014, there are 942,443 shares remaining under our February 2008 Board authorization and 31,101,179 shares of common stock outstanding.  Subject to certain conditions as described in the Loan Agreement entered into on January 9, 2013, we may repurchase up to an aggregate amount of $5.0 million of our Equity Interests (as defined in the Loan Agreement). During the three months ended March 31, 2014 and the three months ended March 31, 2013, we did not repurchase any shares under our February 2008 Board of Directors’ authorization.

Credit Facility

Loan Agreement

On January 9, 2013, we terminated our commitments under our senior secured credit agreement and entered into a Loan and Security Agreement, (Loan Agreement), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent.

The Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $65.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, and a $20.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis.  Subject to certain conditions, we are permitted, at any time prior to the maturity date for the revolving credit facility, to increase the total revolving credit commitments in an aggregate principal amount of up to $20.0 million, with additional commitments from Lenders or new commitments from financial institutions, subject to certain conditions as described in the Loan Agreement. Pursuant to the Loan Agreement, the aggregate amount of advances under the Line of Credit (Borrowing Base) cannot exceed the lesser of (a) (i) $65.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $12.0 million; minus (c)  reserves as defined by the Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors. As of March 31, 2014, the gross availability under the Loan Agreement was approximately $45.4 million based on the our February accounts receivable. We had $11.4 million letters of credit outstanding and $19.3 million drawn under its revolving credit, leaving $14.7 million available as of March 31, 2014. The letters of credit relate to the Company’s workers’ compensation and professional liability policies.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness under our prior credit agreement and the payment of fees and expenses.  The repayment of the term loan portion of our debt outstanding in the first quarter of 2013 was treated as extinguishment of debt, and, as a result, we recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million. The repayment of the revolver portion of our debt outstanding in the first quarter of 2013 was treated partially as extinguishment and partially as a modification. The fees related to the modified portion of $0.1 million relate to the continuation of credit provided by Bank of America, N.A. in its Loan Agreement.  We wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of March 31, 2014, the interest rate spreads and fees under the Loan Agreement are based on LIBOR plus 1.75% or Base Rate plus 0.75%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2014, was 0.375%.

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

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

In connection with the acquired allied staffing business, as of the date of this filing, we have either assumed or entered into 14 office leases representing approximately $1.6 million of operating lease future payments.

Critical Accounting Principles and Estimates

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. We had operations that were reported as discontinued operations for the three months ended March 31, 2013 and we do not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Attached as exhibits to this report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
As of the end of the period covered in this report, we carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.
Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our internal disclosure controls and procedures were not effective as of the end of the period covered by this report.
Based on additional analysis and other post-closing procedures designed to ensure that our consolidated financial statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weakness, that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation of Material Weakness
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our management identified a material weakness in our internal control over financial reporting as of December 31, 2013 specifically related to our controls of non-routine accounting processes. We continue to improve our policies and procedures relating to internal controls over financial reporting, including putting in place an increased level of accounting and reporting oversight and controls at the corporate level. We expect to complete the implementation of remediation measures, and as a result, remediate the existing material weakness described above, by the end of 2014.
In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur within the current fiscal year.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that management continued its remediation efforts during the first three months of March 2014 related to the above-described material weakness.
A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties.  The parties have agreed to settle this lawsuit for $0.8 million. The United States District Court, Northern District of California granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement is scheduled for May 16, 2014.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 8, 2014	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Financial Officer)

CROSS COUNTRY HEALTHCARE, INC.

Date: May 8, 2014	By:	/s/ Nicholas Buscemi III
Nicholas Buscemi III Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith