Form 10-Q
period 2014-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2014-08-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 31,244,525 shares of Common Stock, par value $0.0001 per share, as of July 31, 2014.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

JUNE 30, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,293	$8,055
Accounts receivable, less allowance for doubtful accounts of $2,238 in 2014 and $1,651 in 2013	106,901	60,750
Income taxes receivable	648	538
Prepaid expenses	7,752	6,163
Insurance recovery receivable	6,507	3,886
Indemnity escrow receivable	3,750	3,750
Other current assets	749	793
Total current assets	135,600	83,935
Property and equipment, net of accumulated depreciation of $46,642 in 2014 and $44,779 in 2013	12,394	6,170
Trade names, net	46,501	42,301
Goodwill, net	96,034	77,266
Other identifiable intangible assets, net	32,829	26,198
Debt issuance costs, net	1,260	464
Non-current insurance recovery receivable	16,056	10,914
Non-current security deposits	705	997
Total assets	$341,379	$248,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$21,717	$10,272
Accrued compensation and benefits	37,046	19,148
Current portion of long-term debt and capital lease obligations	11,711	8,483
Sales tax payable	2,530	2,404
Deferred tax liabilities	622	535
Other current liabilities	1,556	4,063
Total current liabilities	75,182	44,905
Long-term debt and capital lease obligations	53,086	93
Non-current deferred tax liabilities	18,475	16,849
Long-term accrued claims	28,302	18,303
Long-term deferred purchase price	2,500	—
Long-term unrecognized tax benefits	2,475	4,013
Other long-term liabilities	4,116	3,415
Total liabilities	184,136	87,578

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	246,637	246,325
Accumulated other comprehensive loss	(1,040)	(970)
Accumulated deficit	(88,655)	(84,691)
Total Cross Country Healthcare stockholders' equity	156,945	160,667
Non-controlling interest	298	—
Total stockholders' equity	157,243	160,667
Total liabilities and stockholders' equity	$341,379	$248,245

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue from services	$122,656	$110,768	$240,747	$221,084
Operating expenses:
Direct operating expenses	90,220	82,930	177,861	164,370
Selling, general and administrative expenses	29,167	26,603	58,622	53,668
Bad debt expense	32	132	464	554
Depreciation	817	1,040	1,791	2,062
Amortization	784	566	1,569	1,132
Acquisition and integration costs	2,747	—	3,042	—
Restructuring costs	755	375	755	375
Legal settlement charge	—	750	—	750
Total operating expenses	124,522	112,396	244,104	222,911
Loss from operations	(1,866)	(1,628)	(3,357)	(1,827)
Other expenses (income):
Foreign exchange loss (gain)	27	(110)	74	(101)
Interest expense	289	164	544	444
Loss on early extinguishment and modification of debt	—	—	—	1,419
Other (income) expense, net	(7)	10	54	(51)
Loss from continuing operations before income taxes	(2,175)	(1,692)	(4,029)	(3,538)
Income tax expense (benefit)	1,006	(257)	(65)	(757)
Loss from continuing operations	(3,181)	(1,435)	(3,964)	(2,781)
(Loss) income from discontinued operations, net of income taxes	—	(22)	—	2,482
Net loss	$(3,181)	$(1,457)	$(3,964)	$(299)

Basic (loss) income per common share from:
Continuing operations	$(0.10)	$(0.05)	$(0.13)	$(0.09)
Discontinued operations	—	—	—	0.08
Net loss	$(0.10)	$(0.05)	$(0.13)	$(0.01)

Diluted (loss) income per common share from:
Continuing operations	$(0.10)	$(0.05)	$(0.13)	$(0.09)
Discontinued operations	—	—	—	0.08
Net loss	$(0.10)	$(0.05)	$(0.13)	$(0.01)

Weighted average common shares outstanding:
Basic	31,151	30,961	31,125	30,932
Diluted	31,151	30,961	31,125	30,932

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(3,181)	$(1,457)	$(3,964)	$(299)

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(3)	(277)	92	(285)
Reclassification of currency translation adjustments related to sale of clinical trial services business (see Note 5 - Comprehensive Income)	—	—	—	2,337
Other comprehensive (loss) income, before tax	(3)	(277)	92	2,052
Income tax (benefit) expense related to items of other comprehensive income	—	(99)	162	(130)
Other comprehensive (loss) income, net of tax	(3)	(178)	(70)	2,182

Comprehensive (loss) income	$(3,184)	$(1,635)	$(4,034)	$1,883

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(3,964)	$(299)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,791	2,062
Amortization	1,569	1,132
Bad debt expense	464	559
Loss on early extinguishment and modification of debt	—	1,419
Deferred income tax expense	1,558	2,505
Amortization of debt issuance costs	109	118
Equity compensation	542	1,184
Gain on sale of clinical trial services business	—	(4,085)
Other noncash costs	99	—
Changes in operating assets and liabilities:
Accounts receivable	(9,198)	(322)
Other assets	61	(328)
Income taxes	(2,636)	(1,487)
Accounts payable and accrued expenses	4,820	1,234
Other liabilities	(746)	706
Net cash (used in) provided by operating activities	(5,531)	4,398

Investing activities
Proceeds from sale of clinical trial services business segment, net of cash sold and transaction costs	—	45,897
Acquisition of assets of Medical Staffing Network, net of cash acquired	(45,359)	—
Purchases of property and equipment	(2,849)	(427)
Net cash (used in) provided by investing activities	(48,208)	45,470

Financing activities
Principal repayments on term loan	—	(23,125)
Proceeds from borrowing on term loan	28,875	—
Proceeds from borrowing on convertible note	24,063	—
Repayments on revolving credit facility	—	(10,000)
Repayments on asset-based revolving credit facility	(27,700)	(49,244)
Borrowings under asset-based revolving credit facility	30,905	49,244
Principal payments on capital lease obligations and note payable	(70)	(349)
Repurchase of stock for restricted stock tax withholdings	(229)	(301)
Debt issuance costs	(905)	(506)
Net cash provided by (used in) financing activities	54,939	(34,281)

Effect of exchange rate changes on cash	38	(135)

Change in cash and cash equivalents	1,238	15,452
Cash and cash equivalents at beginning of period	8,055	10,463
Cash and cash equivalents at end of period	$9,293	$25,915

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Certain prior year amounts have been reclassified to conform to the current period presentation (see Note 12 – Segment Data for more information).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, accruals for health, workers’ compensation and professional liability claims, derivative liability, legal contingencies, future contingent considerations, income taxes and sales and other non-income tax liabilities. Accrued claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Debt Discount

Stated discounts on proceeds, and other fees reimbursed to lender, as well as the value of any embedded derivative features of the Convertible Notes and Term Loans are treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Discounts are amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

Derivative Financial Instruments

The Company evaluates embedded conversion features within convertible debt under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging, to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in other expense (income) on our condensed consolidated statement of operations. The Company uses a trinomial lattice model to estimate the fair value of embedded conversion and redemption features in its convertible debt at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period will be reported in the consolidated statement of operations. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of change of control and issuance of additional financing, risk-free interest rate and the estimated life of the financial instruments being fair valued. The fair value at inception has been recorded as debt discount and will be amortized to interest expense over the term of the note using the effective interest method or another method that approximates the effective interest method.

Performance-Based Restricted Stock Compensation

The Company granted performance-based shares to certain key personnel pursuant to its 2014 Omnibus Incentive Plan as described in Note 11- Stockholders' Equity. Pursuant to the Plan the number of target shares that will vest are determined based on the level of attainment of the targets. If the minimum level of performance is attained, restricted stock will vest on December 31, 2016. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

3.    ACQUISITIONS

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) for an aggregate purchase price of $48.1 million, subject to certain post-closing net working capital adjustments. The Company funded $45.4 million at closing, net of cash acquired, of which $1.0 million was funded to an escrow account for the net working capital adjustment. An additional $2.5 million was deferred and is due to the seller in 21 months, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period.

The Company financed the purchase price using $55.0 million in new subordinated debt consisting of a $30.0 million, 5-year term loan and $25.0 million of convertible notes having a 6-year maturity and a conversion price of $7.10. The Company also amended its loan agreement with Bank of America. N.A. to increase its borrowing capacity under its senior secured asset-based revolving credit facility from $65.0 million to $85.0 million. See Note 8 - Debt for further information.

At the time of the acquisition, MSN had 55 locations throughout the U.S. that provide per diem, local, contract, travel, and permanent hire staffing services. This acquisition increases the Company's branch network and market share, diversifies its customer base and brings new service lines. Management believes it positions the Company to serve its customers better and to increase earnings growth through improved fill rates, expansion of its managed service programs and per diem activities, and the recognition of cost synergies.

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the purchase method. The results of the acquisition's operations will be included in the consolidated statements of operations from July 1, 2014 due to their immaterial impact on June 30, 2014, the date of the acquisition. Accordingly, the MSN operations are not included in our accompanying condensed consolidated statements of operations, cash flows or comprehensive (loss) income for the three or six months ended June 30, 2014. The Company expects the results of the MSN acquisition to be substantially reported through its nurse and allied business segment.

The following table is an estimate of the fair values of the assets acquired and liabilities assumed subject to completion of the post-closing net working capital adjustment.

(amounts in thousands)
Cash acquired	$462
Accounts receivables, net	37,417
Other current assets	3,012
Property and equipment	5,113
Goodwill	18,768
Other intangible assets	12,400
Other assets	2,326
Total assets acquired	79,498

Accounts payable	7,269
Accrued employee compensation and benefits	14,013
Other liabilities	9,867
Total liabilities assumed	31,149

Non-controlling interest	298

Net assets acquired	$48,051

The Company is using a third-party appraiser to determine the fair value and estimated useful lives of certain acquired assets and liabilities. The gross contractual accounts receivable of the business are $38.1 million and were recorded net of the Company's best estimate of receivables not expected to be collected of $0.7 million.

As of June 30, 2014, the self insurance accruals and liabilities for workers' compensation and professional liability were based on preliminary third-party appraisals which are subject to final actuarial reports. The Company provides workers’ compensation insurance coverage and professional liability coverage for our eligible temporary healthcare professionals. As part of the MSN acquisition, the Company assumed MSN’s workers compensation and professional liability claims (both known claims and those incurred but not reported or IBNR). The MSN workers’ compensation benefits are provided under a partially self-insured plan. The workers' compensation insurer requires that the Company provide a letter of credit to guarantee payments of those workers' compensation claims. The Company also purchased an aggregate stop loss policy that attaches at $2.3 million for known MSN professional liability claims with a policy limit of $5.0 million. For IBNR claims of MSN, the Company purchased a primary professional liability policy that provides each temporary healthcare professional with coverage of $1.0 million per occurrence and $5.0 million in the aggregate. This policy does not have a deductible. The Company also purchased an excess layer of insurance for MSN IBNR professional liability claims having limits of $1.0 million per occurrence and $6.0 million in the aggregate.

Based on the preliminary independent third-party appraisal, the Company assigned the following values to intangible and other identifiable assets: $4.2 million to trade names with an indefinite life, $1.5 million to customer relations with a weighted average estimated useful life of 13 years and $6.7 million to a database with an estimated useful life of 10 years, for a total of $8.2 million in definite life intangible assets with a weighted average estimated useful life of 11 years. The Company also assigned an estimated fair value of $0.3 million to the non-controlling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN and a third party. The remaining excess of purchase price over the fair value of net assets acquired of $18.8 million was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition-related costs of approximately $2.4 million were incurred and are reflected as acquisition and integration costs on the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2014.

Allied Healthcare Staffing

In December 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division (the acquired allied staffing business) for an aggregate purchase price of $28.7 million, subject to certain post-closing adjustments. Excluded from the transaction were the accounts receivable, accounts payable and accrued compensation of the business acquired. The Company used $24.7 million in cash on hand and $4.5 million from borrowings under its senior secured asset based revolving credit facility with Bank of America, N.A. to pay the purchase price and approximately $0.5 million in transaction costs. Subsequent to December 31, 2013, an immaterial post-closing adjustment was made.

As of the date of this filing, 21 leases have been either assumed or entered into by the Company representing approximately $2.3 million of operating lease future payments.

The Company believes the acquisition complements its current nurse and allied staffing business segment by: (1) adding new skillsets to its traditional staffing offerings, (2) expanding its local branch network, which will allow it to expand its local market presence and its MSP business, and (3) diversifying its customer base into the local ambulatory care and smaller local healthcare facilities, which the Company believes will provide more balance between its large volume based customers and its local retail market.

At the time of the acquisition, the acquired allied staffing business had 84 branch-based employees and made placements in more than 125 specialties from 23 branch offices.

The acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations, using the purchase method. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. The acquired allied staffing business has been included with the Company's nurse and allied staffing business segment.

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

Based on the final independent third-party appraisal, the Company assigned the following values to intangible and other identifiable assets: $10.4 million to customer relations with an estimated useful life of 16 years, $3.4 million to database with an estimated useful life of 10 years, and $0.2 million to non-compete agreements with a useful life of 5 years, in a total $14.0 million and a weighted average estimated useful life of 14 years. The remaining excess of purchase price over the fair value of net assets acquired of $14.6 million was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition-related costs of approximately $0.3 million and $0.6 million were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the three and six months ended June 30, 2014, respectively.

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the MSN and allied staffing business acquisitions had occurred as of January 1, 2013, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, cost reductions or operating synergies, estimates of the changes in the fair value of the embedded derivative in our Convertible Notes or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
	(unaudited, amounts in thousands)

Revenue from services	$362,818	$354,951

Net loss	$(1,978)	$(2,524)

Net loss per common share - basic	$(0.06)	$(0.08)

Net loss per common share - diluted	$(0.06)	$(0.08)

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of June 30, 2014, an indemnification escrow account of $3.6 million exists.

4.	DISCONTINUED OPERATIONS

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

The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.75 million earn out related to certain performance-based milestones was treated as contingent consideration and the Company assigned no fair value to this earn-out as of June 30, 2014 based on recent information available to the Company. In addition, a portion of the performance-based milestones was not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, leaving a balance of $2.25 million as of June 30, 2014 which was released in July 2014.

Of the $52.0 million purchase price paid at closing, $3.75 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $3.75 million indemnity escrow funds as an escrow receivable, and will adjust the amount, each reporting period, based on any known information that may arise that would be reasonable and estimable. As of June 30, 2014 there was no known information about any indemnity claims. See Note 10 – Fair Value Measurements for more information.

As a result of the disposal, the underlying operations and cash flows of the clinical trial services business have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. The historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for the three and six months ended June 30, 2013.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(amounts in thousands)

Revenue	$—	$7,939

Income from discontinued operations before gain on sale and income taxes	—	483
(Loss) gain on sale of discontinued operations	(73)	4,085
Income tax benefit (expense)	51	(2,086)
(Loss) income from discontinued operations, net of income taxes	$(22)	$2,482

5.	COMPREHENSIVE INCOME

Total comprehensive (loss) income includes net (loss) income, foreign currency translation adjustments and reclassification of foreign currency adjustments, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $1.0 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.

Pursuant to Accounting Standard Update (ASU) 2013-5, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (ASU 2013-5) the Company released into earnings $2.3 million of its cumulative currency translation losses related to the sale of clinical trial services business in the first quarter of 2013, which was included in the income (loss) from discontinued operations, net of income taxes on the condensed consolidated statements of operations.

6.	EARNINGS PER SHARE

In accordance with the requirements of the ASC 260, Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method).

Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to: 1,030,542 and 689,182 during the three and six months ended June 30, 2014, respectively, and 1,807,044 and 1,780,294 during the three and six months ended June 30, 2013, respectively. For purposes of calculating net (loss) income per common share, the Company excluded potentially dilutive shares of: 212,880 and 332,561 for the three and six months ended June 30, 2014, respectively, and 155,760 and 165,567 for the three and six months ended June 30, 2013, respectively, from the calculation as their effect would have been anti-dilutive due to the Company’s net loss from continuing operations in those periods.

Contingently issuable shares of 3,521,126 as of June 30, 2014, related to Convertible Notes, as defined in Note 8- Debt, if converted, would have had an anti-dilutive effect, and as such, have been excluded from the per share calculations for the three and six months ended June 30, 2014.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(amounts in thousands, except per share data)
Loss from continuing operations	$(3,181)	$(1,435)	$(3,964)	$(2,781)
(Loss) income from discontinued operations, net of tax	—	(22)	—	2,482
Net loss	$(3,181)	$(1,457)	$(3,964)	$(299)

Basic (loss) income per common share from:
Continuing operations	$(0.10)	$(0.05)	$(0.13)	$(0.09)
Discontinued operations	—	—	—	0.08
Net loss	$(0.10)	$(0.05)	$(0.13)	$(0.01)

Diluted (loss) income per common share from:
Continuing operations	$(0.10)	$(0.05)	$(0.13)	$(0.09)
Discontinued operations	—	—	—	0.08
Net loss	$(0.10)	$(0.05)	$(0.13)	$(0.01)

Weighted average common shares outstanding:
Basic	31,151	30,961	31,125	30,932
Diluted	31,151	30,961	31,125	30,932

7.    GOODWILL, TRADE NAMES AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2014 and December 31, 2013, the Company had the following acquired intangible assets:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization (a):
Databases	$22,625	$12,336	$10,289	$15,925	$12,103	$3,822
Customer relationships	38,804	16,440	22,364	37,304	15,125	22,179
Non-compete agreements	3,603	3,427	176	3,603	3,406	197
	$65,032	$32,203	$32,829	$56,832	$30,634	$26,198

Intangible assets not subject to amortization (a):
Goodwill			$96,034			$77,266
Trade Names			46,501			42,301
			$142,535			$119,567
_______________

(a)	Based on the timing of the MSN Acquisition, the estimated fair value of the intangible assets was recorded based on a preliminary valuation analysis. See Note 3 - Acquisitions.

As of June 30, 2014, estimated annual amortization expense for continuing operations is as follows:

Year Ending December 31:	(amounts in thousands)
2014	$2,280
2015	3,694
2016	3,694
2017	3,649
2018	3,565
Thereafter	15,947
$32,829

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Other Human Capital Management Services	Total
	(amounts in thousands)
Balances as of December 31, 2013
Aggregate goodwill acquired	$274,286	$43,405	$19,307	$336,998
Accumulated impairment loss (a)	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	14,554	43,405	19,307	77,266
Changes to aggregate goodwill in 2014
Goodwill acquired (b)	18,768	—	—	18,768
Balances as of June 30, 2014
Aggregate goodwill acquired	293,054	43,405	19,307	355,766
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	$33,322	$43,405	$19,307	$96,034
_______________

(a)
A non-cash pretax impairment charge of approximately $241.0 million was recorded to reduce the carrying value of goodwill to its estimated fair value in the fourth quarter of 2008 for its nurse and allied staffing business segment. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase, and subsequent nurse staffing acquisitions made through 2003. In addition, in the second quarter of 2012, a non-cash pretax impairment charge of approximately $18.7 million was recorded for the Company’s nurse and allied staffing reporting unit.

(b)	Preliminary goodwill acquired from the acquisition of Medical Staffing Network. Due to the time of the acquisition, the final goodwill calculation is incomplete. See Note 3 - Acquisitions.

8.    DEBT

At June 30, 2014 and December 31, 2013, long-term debt consists of the following:

	June 30,	December 31,
	2014	2013
	(amounts in thousands)
Senior Secured Asset-Based, interest 1.77% and 3.27% at June 30, 2014 and December 31, 2013, respectively	$11,605	$8,400
Second Lien Term Loan, net of unamortized discount of $1,125, interest 7.50% at June 30, 2014	28,875	—
Convertible Notes, net of unamortized discount of $7,702, interest 8.00% at June 30, 2014	17,298	—
Convertible note derivative liability	6,765	—
Capital lease obligations	254	176

Total debt	64,797	8,576
Less current portion	(11,711)	(8,483)
Long-term debt	$53,086	$93

Senior Credit Facility

On January 9, 2013, the Company entered into a First Lien Loan and Security Agreement, (the First Lien Loan Agreement of Senior Secured Asset-Based), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent. The First Lien Loan Agreement was subsequently amended to allow for the sale of its clinical trials services business in February 2014 and for administrative matters.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness of the Company under its prior credit agreement and the payment of fees and expenses. The repayment of the term loan portion of the Company’s debt outstanding in the first quarter of 2013 was treated as extinguishment of debt, and, as a result, the Company recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million. The repayment of the revolver portion of the Company’s debt outstanding in the first quarter of 2013 was treated partially as extinguishment and partially as a modification. The fees related to the modified portion of $0.1 million relate to the continuation of credit provided by Bank of America, N.A. in its First Lien Loan Agreement. The Company wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

On June 30, 2014, the Company and certain of its subsidiaries, as borrowers, entered into a third amendment (the Amendment) to the Company’s First Lien Loan Agreement with Bank of America, N.A., as agent, in order to, among other things, increase the Company’s borrowing capacity under the First Lien Loan Agreement and to consent to the consummation of the MSN acquisition and the incurrence by the Company of the indebtedness contemplated pursuant to the Second Lien Term Loan Agreement and the Note Purchase Agreement. The Amendment provides for, among other things, increasing the revolving credit facility under the First Lien Loan Agreement from $65.0 million to $85.0 million and increasing the letter of credit subline under the First Lien Loan Agreement from $20.0 million to $35.0 million. In addition, the termination date of the revolving credit facility under the First Lien Loan Agreement has been extended to June 30, 2017.

The Company used the increased availability under the letter of credit subline to collateralize certain insurance obligations related to the MSN acquisition. The revolving credit facility and letter of credit subline will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

As of June 30, 2014 the First Lien Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $85.0 million (as described below), which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the First Lien Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis. Pursuant to the First Lien Loan Agreement, the aggregate amount of advances under the revolving credit facility (Borrowing Base) cannot exceed the lesser of (a) (i) $85.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the First Lien Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $18.0 million; minus (c) reserves as defined by the First Lien Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of June 30, 2014, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2014, was 0.375%.

The First Lien Loan Agreement contains customary representations, warranties, and affirmative covenants. The First Lien Loan Agreement also contains customary negative covenants, including covenants with respect to, among other things: (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements. In addition, if the Company’s availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $8.25 million, or availability is less than $4.0 million, the Company is required to meet a minimum fixed charge coverage ratio of 1.0, as defined in the First Lien Loan Agreement. The First Lien Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.

The Company’s obligations under the First Lien Loan Agreement are guaranteed by all material domestic subsidiaries of the Company that are not co-borrowers (Subsidiary Guarantors). As collateral security for their obligations under the First Lien Loan Agreement and guarantees thereof, the Company and the Subsidiary Guarantors have granted to Bank of America, N.A. a security interest in substantially all of their tangible and intangible assets.

As of June 30, 2014, the gross availability under the First Lien Loan Agreement was approximately $73.0 million based on the Company's May accounts receivable balance pro forma including MSN accounts receivable. The Company had $31.5 million letters of credit outstanding and $11.6 million drawn under its revolving credit facility, leaving $29.9 million available as of June 30, 2014. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies and included a backstop letter of credit of $8.0 million related to the acquisition of MSN which was subsequently released in July 2014.

Second Lien Term Loan

On June 30, 2014, the Company entered into a second lien loan and security agreement (the Second Lien Term Loan Agreement), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent.

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the Second Lien Term Loan Facility, and the loans thereunder, the Second Lien Term Loans). The proceeds from the Second Lien Term Loan Facility were used by the Company to pay a portion of the consideration paid in the MSN Acquisition and related fees and expenses.

Amounts borrowed under the Second Lien Term Loan Facility that are repaid or prepaid may not be re-borrowed. The Second Lien Term Loans bear interest at a rate equal to adjusted LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a floor of 1.00%) plus 6.50%. The interest rate would increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

The Company may, at its option, elect to prepay the Second Lien Term Loans on or before June 30, 2015, subject to a prepayment premium in an amount equal to (i) the amount of the principal amount of the Second Lien Term Loans being repaid, plus (ii) the accrued but unpaid interest on the principal amount so prepaid, if any, to the date of the prepayment, plus (iii) any associated administrative amounts or charges owed to the lenders as a result of the redeployment of funds or fees payable to terminate matching deposits, plus (iv) a “make whole” amount equal to the excess, if any, of (a) the present value at the prepayment date of (1) 103% of the aggregate principal amount of the Second Lien Term Loans then being prepaid, plus (2) all remaining scheduled interest payments due on the principal amount of such Second Lien Term Loans being prepaid through June 30, 2015 (excluding accrued but unpaid interest to the date of such prepayment), computed using a discount rate equal to the Treasury rate as of such prepayment date plus 50 basis points over (b) the outstanding principal amount of such Second Lien Term Loans being prepaid. The Company may, at its option at any time after June 30, 2015, prepay the Second Lien Term Loans in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after such date. If the Company completes a public offering on or prior to November 27, 2014, however, the Company may apply the proceeds of such public offering to prepay the Term Loans (plus accrued and unpaid interest thereon), in whole but not in part, without premium or penalty.

Subject to certain exceptions, the Second Lien Term Loans are required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each fiscal year of the Company (commencing with the fiscal year ending December 31, 2015), provided that voluntary prepayments of the Second Lien Term Loans made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, as set forth in the agreement, in excess of a defined threshold and subject to the right of the Company to reinvest such proceeds within 12 months; (c) 100% of the net cash proceeds of issuances of debt offerings of the Company and its subsidiaries (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of equity offerings of the Company.

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. The financial covenant will be tested quarterly, commencing with the quarter ended June 30, 2015 and each quarter thereafter for so long as any Second Lien Term Loans are outstanding. The agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) fundamental corporate changes, (v) dispositions, (vi) dividends, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements. The agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the Second Lien Term Loan Facility documents.

The Company’s obligations under the Second Lien Term Loan Agreement are guaranteed by all material domestic subsidiaries of the Company (Subsidiary Guarantors). As collateral security for their obligations under the Second Lien Term Loan Agreement and guarantees thereof, the Company and the Subsidiary Guarantors have granted a second-priority security interest in substantially all their tangible and intangible assets.

Private Placement of Convertible Notes

On June 30, 2014, the Company and certain of its domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders). Pursuant to the Note Purchase Agreement, the Company sold to the Noteholders an aggregate of $25.0 million of convertible senior notes (the Convertible Notes). The proceeds from the Note Purchase Agreement were used by the Company to pay a portion of the consideration paid in the MSN Acquisition and related fees and expenses.

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the Thirty Day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

The Convertible Notes bear interest at a rate of 8.00% per annum, payable in quarterly cash installments; provided, however, that, at the Company’s option, up to 4.00% of the interest payable may be “paid-in-kind” through a quarterly addition of such “paid-in-kind” interest amount to the principal amount of the Convertible Notes. The Convertible Notes will mature on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, the Company is not permitted to redeem the Convertible Notes until June 30, 2017. If the Company redeems the Convertible Notes on or after June 30, 2017, the Company is required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) 15% of the amount of principal of the Convertible Notes redeemed and (ii) the sum of (x) the average thirty day VWAP per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into and (y) the accrued but unpaid interest on the Convertible Notes.

If the Convertible Notes are redeemed prior to June 30, 2017, the Company is required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) a “make whole” amount (described below) and (ii) the sum of (x) the average thirty day volume-weighted average price per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into and (y) the accrued but unpaid interest on the Convertible Notes. The “make whole” amount is equal to the excess, if any, of (1) the present value at the date of redemption of (A) 115% of the principal amount of the Convertible Notes redeemed, plus (B) all remaining scheduled interest due on the principal amount of the notes being redeemed through June 30, 2017 computed using a discount rate equal to the Treasury rate as of the date of redemption plus 50 basis points over (2) the outstanding principal amount of the Convertible Notes then redeemed.

The Company has granted the Noteholders preemptive rights with respect to future equity issuances by the Company, subject to customary exceptions.

In connection with the placement of the Convertible Notes, on June 30, 2014, the Company entered into a registration rights agreement (the Registration Rights Agreement) with the Noteholders, which sets forth the rights of the Noteholders to have the shares of Common Stock issuable upon conversion of the Convertible Notes registered with the Securities and Exchange Commission (the SEC) for public resale under the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement with the SEC (the Initial Registration Statement) on or prior to January 2, 2015, registering the shares of Common Stock issuable upon conversion of the Convertible Notes. The Company is required to use its reasonable best efforts to have the Initial Registration Statement declared effective as promptly as possible following the filing thereof and, in any event, by no later than by March 31, 2015. In addition, the agreement gives the Noteholders the ability to exercise certain piggyback registration rights in connection with registered offerings by the Company.

9.    CONVERTIBLE NOTES DERIVATIVE LIABILITY

Derivative financial instruments, as defined in ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, consist of financial instruments or other contracts that contain a notional amount and one or more underlyings (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Convertible Notes issued in conjunction with the MSN acquisition are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. In addition, the Convertible Notes allows the issuer to exercise optional redemption features and the holder to exercise an offer to purchase feature, under certain conditions. The Company accounted for the conversion option in accordance with ASC 815. Since this conversion feature is not considered to be solely indexed to the Company’s own stock the derivative was recorded as a liability.

The Company’s Convertible Notes derivative liability has been measured at fair value at June 30, 2014 using a trinomial lattice model. The optional redemption features along with the offer to purchase features are incorporated in to the valuation model. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The inputs into the valuation model are as follows:

June 30, 2014
Closing share price	$6.52
Conversion price	$7.10
Risk free rate	1.94%
Expected volatility	40%
Dividend yield	—%
Expected life	6 years

The fair value of the convertible note payable derivative liability was $6.8 million at June 30, 2014.

10.	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Fair Value Measurements and Disclosures Topic also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis:

At June 30, 2014 and December 31, 2013, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities, Convertible Notes derivative liability and contingent consideration receivable related to the sale of its clinical trial services business.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Convertible Notes derivative liability -  The Company utilizes Level 3 inputs to value its Convertible Notes derivative liability. See Note 9 - Convertible Notes Derivative Liability for further information.

Contingent consideration receivable—The earn out related to the Company’s sale of its clinical trial services business is treated as a contingent consideration receivable for accounting purposes. The Company utilizes Level 3 inputs to value its contingent consideration receivable as significant unobservable inputs are used in the calculation of its fair value and are related to future performance of the disposed business. The fair value of the contingent consideration receivable will be adjusted to its fair value on a quarterly basis with the adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacts the contingent consideration that could be paid to the Company, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. As of June 30, 2014, the Company assigned no value to the performance earn-out based on recent information available to the Company. See Note 4 - Discontinued Operations for further information.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2014 and December 31, 2013:

Fair Value Measurements
(amounts in thousands)

	June 30, 2014	December 31, 2013
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,424	$1,638
(Level 3)
Convertible Notes derivative liability (a)	6,765	—
_______________

(a)	Embedded derivative included in long-term debt on the condensed consolidated balance sheets. See Note 9 - Convertible Notes Derivative Liability for further information.

Items Measured at Fair Value on a Non-Recurring Basis:

As required by ASC 805, Business Combinations, the Company estimated the fair value of the net assets acquired of the MSN acquisition. Refer to Note 3 - Acquisitions for further information.

If  required by ASC 350, Intangibles-Goodwill and Other, the Company’s goodwill and other identifiable intangible assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, escrow receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The estimated fair value of the Company’s debt was calculated using discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs from available market information.

The Company recorded the $3.75 million indemnity escrow funds related to the sale of its clinical trial services business as an escrow receivable (see Note 4 - Discontinued Operations for more information), and will adjust the amount to the estimated fair value each reporting period based on any known information. As of June 30, 2014, the fair value of the escrow receivable approximates its carrying amount based on the short-term nature of the receivable.

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Level 2)		(amounts in thousands)
Financial Assets:
Escrow Receivable	$3,750	$3,750	$3,750	$3,700
Financial Liabilities:
Second Lien Term Loan, net	$28,875	$28,875	$—	$—
Convertible Notes, net	$17,298	$17,298	$—	$—
Senior Secured Asset-Based (a)	$11,605	$11,605	$8,400	$8,400
 _______________

(a)	Carrying value of the Senior Secured Asset-Based approximates estimated fair value based on the short-term nature and the pricing at varying interest rates.

Concentration of Risk:

The Company has invested its excess cash in highly-rated overnight funds and other highly-rated liquid accounts. The Company has been exposed to credit risk associated with these investments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions and diversifying its counterparties.

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

11.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During both the six months ended June 30, 2014 and 2013, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of June 30, 2014, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. At June 30, 2014, the Company had 31,238,871 shares of Common Stock outstanding.

Share-Based Payments

On March 11, 2014, the Board of Directors approved an amendment and restatement of the Company's 2007 Stock Incentive Plan (amended and restated effective March 20, 2013) (the “Stock Incentive Plan”), which was renamed the 2014 Omnibus Incentive Plan. The Stock Incentive Plan as amended and restated is referred to below as the Omnibus Plan. The Omnibus Plan approval was subject to, and became effective upon, stockholder approval at the Annual Meeting held on May 13, 2014 (the date of such approval is referred to below as the “2014 Restatement Date”). The Omnibus Plan generally incorporates the provisions of the Stock Incentive Plan as currently in effect and includes the following key modifications:

•	Increase of the Aggregate Share Reserve. The aggregate share reserve was increased by an additional 600,000 shares for a total share reserve of 4,100,000 shares under the Omnibus Plan.

•
Removal of Non-Appreciation Award Limit. In connection with the increase in the aggregate share reserve, the limit on the number of awards that are not “appreciation awards” (i.e., restricted stock and restricted stock units) that may be granted under the Omnibus Plan was removed.

•
Performance-Based Cash Awards. The Omnibus Plan includes performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code.

•	Term Extension. The term of the Amended Plan was extended until March 10, 2024 (the 2007 Stock Incentive Plan was scheduled to expire on April 5, 2017).

•	Added pre-tax income as a metric to measure performance based equity awards.

During the six months ended June 30, 2014, 351,240 restricted stock awards and 239,585 performance stock awards were granted under the Omnibus Plan to the Company's non-employee Directors and management team. Pursuant to the Onmibus Plan the number of target shares that are issued for performance stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained, restricted stock will be issued and with a vesting date of December 31, 2016, subject to the employee’s continuing employment.

The following table summarizes restricted stock awards and performance stock awards activity for the six months ended June 30, 2014:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2014	552,231	$5.37	—	$—
Granted	351,240	$6.03	239,585	$5.81
Vested	(173,479)	$5.78	—	$—
Forfeited	(78,623)	$5.37	(14,623)	$5.77
Unvested restricted stock awards, June 30, 2014	651,369	$5.62	224,962	$5.82

During the three and six months ended June 30, 2014, $0.1 million and $0.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 135,534 restricted shares of Common Stock vested in the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2013, $0.6 million and $1.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 180,613 restricted shares of Common Stock vested in the three and six months ended June 30, 2013.

12.	SEGMENT DATA

In accordance with the ASC 280, Segment Reporting Topic of the FASB ASC, the Company reports three business segments – nurse and allied staffing, physician staffing, and other human capital management services, described below:

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013 (a)	2014	2013 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$82,616	$65,656	$162,809	$136,729
Physician staffing	30,849	34,837	59,985	64,580
Other human capital management services	9,191	10,275	17,953	19,775
	$122,656	$110,768	$240,747	$221,084

Contribution income (b):
Nurse and allied staffing (c)	$6,652	$3,493	$12,621	$8,667
Physician staffing	1,874	2,562	2,625	4,788
Other human capital management services	(232)	534	(66)	824
	8,294	6,589	15,180	14,279

Unallocated corporate overhead (c)	5,057	5,486	11,380	11,787
Depreciation	817	1,040	1,791	2,062
Amortization	784	566	1,569	1,132
Acquisition and integration costs	2,747	—	3,042	—
Restructuring costs	755	375	755	375
Legal settlement charge	—	750	—	750
Loss from operations	$(1,866)	$(1,628)	$(3,357)	$(1,827)

_______________

(a)
Prior year data has been reclassified to conform to the current year's presentation. Effective January 1, 2014, the Company merged its Allied Health Group, LLC subsidiary with its Medical Doctor Associates, LLC subsidiary. The decision to merge these companies was based on a number of factors including the consolidation of back office processes and other operational efficiencies. Along with this merger, the Company evaluated the Allied Health Group trade name and determined that it would be more valuable to use it for the Company’s nurse and allied staffing business, and as a result, transferred the trade name effective January 1, 2014.

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

(b)
The Company defines contribution income as income or loss from operations before depreciation, amortization, acquisition and integration costs, restructuring costs, legal settlement charges, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting.

(c)
In 2014, the Company refined its methodology for allocating certain corporate overhead expenses to its nurse and allied staffing segment to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

13.    COMMITMENTS AND CONTINGENCIES

Commitments
The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements.
Future minimum lease payments, as of June 30, 2014, associated with these agreements with terms of one year or more are as follow:

Through Year Ending December 31:	(amounts in thousands)
2014	$3,868
2015	6,774
2016	5,381
2017	3,778
2018	1,619
Thereafter	2,623
$24,043

Legal Contingencies

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties. In 2013, the parties agreed to settle this lawsuit for $0.8 million with the understanding that such settlement is not an admission by the Company of any liability, negligence or wrong doing. The settlement amount has been accrued for and is included in other current liabilities on its consolidated balance sheets. The United States District Court, Northern District of California granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement was held in May 2014. The Company expects the Court to grant final approval of the settlement during the fourth quarter of 2014.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company's consolidated financial position or results of operations.

Sales & Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2013 and June 30, 2014, on its condensed consolidated balance sheets.

14.	INCOME TAXES

When projected taxable income for the full year is close to break-even, the expected annual effective tax rate becomes volatile and will distort the income tax provision for an interim period. When this happens the Company calculates the income tax provision or benefit using the year-to-date effective tax rate in accordance with the ASC 740, Income Taxes, paragraphs 270-30-18. This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

For the periods ended June 30, 2014 and 2013 the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-280-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for continuing operations for the three and six months ended June 30, 2014 was (46.3)% and 1.6%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for continuing operations for the three and six months ended June 30, 2014 was (4.0)% and (41.4)%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact of the partial non-deductibility of certain per diem expenses and state minimum taxes.

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

Unrecognized tax benefits are included in other current liabilities and other long term liabilities on the Company's condensed consolidated balance sheets. In accordance with ASC 740, Income Taxes, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

Unrecognized Tax Benefits
(amounts in thousands)

Balance at January 1, 2014	$4,986
Reductions based on tax positions related to prior years	(8)
Additions based on tax positions related to current year	317
Settlements of tax positions related to prior years	(344)
Balance at June 30, 2014	$4,951

As of June 30, 2014, the Company had approximately $4.4 million of unrecognized tax benefits, net of deferred taxes, which would affect the effective tax rate if recognized. During the six months ended June 30, 2014, the Company had gross increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had gross decreases of $0.3 million to its unrecognized tax benefits related to settlements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted the provisions of this amendment during 2014, which resulted in a reclassification between other non-current liabilities and non-current deferred income tax assets of approximately $2.5 million. The adoption did not change existing recognition and measurement requirements in our condensed consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $1.1 million and $1.0 million for interest and penalties as of June 30, 2014 and December 31, 2013, respectively.

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

15.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes the pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted to approximately $3.2 million and $5.5 million for the three and six months ended June 30, 2014, respectively. Revenue related to these transactions amounted to approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2013, respectively. Accounts receivable due from these hospitals at June 30, 2014 and December 31, 2013 were approximately $1.7 million and $0.7 million, respectively.

MSN provided staffing services to an entity that has a non-controlling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN (68% ownership) and an unrelated third party (with 32% ownership).  At June 30, 2014, the Company had a receivable balance of approximately $0.9 million and a payable balance of $0.1 million relating to these staffing services.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company had operations that were reported as discontinued operations for the three months ended June 30, 2013 and does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

Business Overview

Cross Country Healthcare, Inc., is a national leader in providing healthcare recruiting, staffing and workforce management solutions. With more than 30 years of experience, we are dedicated to placing highly qualified nurses and physicians as well as allied health, advanced practice, clinical research, and case management professionals. We provide both retained and contingent placement services for physicians, as well as retained search services for healthcare executives. We have more than 4,300 active contracts with a broad range of clients, including acute care hospitals, physician practice groups, nursing facilities, rehabilitation and sports medicine clinics, government facilities, as well as nonclinical settings such as homecare and schools. Through our national staffing teams and network of more than 70 branch office locations, we are able to place clinicians for travel and per diem assignments, local short-term contracts and permanent positions. We are a market leader in providing flexible workforce management solutions, which include managed services provider, workforce assessments, internal resource pool consulting and development, electronic medical record transition staffing and recruitment process outsourcing. In addition, we provide education and training programs for healthcare professionals through seminars and e-learning tools.

Our results are reported in three business segments: Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. For the quarter ended June 30, 2014, our nurse and allied staffing business which is comprised of travel and per diem nurse and allied staffing represented approximately 67% of our total revenue. Travel nurse staffing, which is the largest part of the nurse and allied staffing business, represented approximately 49% of our total revenue and 72% of the segment revenue. Other nurse and allied staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. Our physician staffing business represented approximately 25% of our second quarter 2014 revenue and consists of temporary physician staffing services (locum tenens) in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs). Our other human capital management services business represented approximately 8% of our revenue and consists of healthcare professional education and training, as well as retained search services.

Acquisitions

Medical Staffing Network

On June 30, 2014, we completed the acquisition of substantially all of the assets and certain liabilities of Medical Staffing Network (MSN) for an aggregate purchase price of $48.1 million, subject to certain post-closing net working capital adjustments. We paid $45.4 million at closing, net of cash acquired and an additional $2.5 million was deferred and is due to the seller in 21 months less any COBRA expenses incurred by us on behalf of former MSN employees over that period.

At the time of the acquisition, MSN had 55 locations throughout the U.S. that provide per diem, local, contract, travel, and permanent hire staffing services. This acquisition increases our branch network and market share, diversifies our customer base and brings new service lines. We believe it positions us to serve our customers better and to increase earnings growth through improved fill rates, expansion of our managed service programs and per diem activities, and the recognition of cost synergies.

The acquisition has been accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, using the purchase method. The Company expects the results of the MSN Acquisition to be substantially reported through its nurse and allied business segment.

Allied Healthcare Business

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

The allied staffing business acquisition has been accounted for in accordance with ASC805, Business Combination, using the purchase method. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. The acquired allied staffing business has been included with our nurse and allied staffing business segment.

Dispositions

The clinical trial services business provided clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe. On February 15, 2013, we completed the sale of our clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. The business segment has been classified as discontinued operations for all periods presented (see Note 4 - Discontinued Operations and see Note 10 – Fair Value Measurements, to our condensed consolidated financial statements for more information).

Segment Information

In accordance with ASC 280, Segment Reporting, the Company reports three business segments – nurse and allied staffing, physician staffing, and other human capital management services, described below:

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

For the quarter ended June 30, 2014, our revenue was $122.7 million, and we had a loss from continuing operations of $3.2 million, or $0.10 per diluted share. Cash flow used in operations for the six months ended was $5.5 million, partly due to acquisition and integration related expenses. We financed the purchase of MSN with $55.0 million in new subordinated debt consisting of a $30.0 million, 5-year term loan and $25.0 million of convertible notes having a 6-year maturity and a conversion price of $7.10. We ended the second quarter of 2014 with $9.3 million of cash and cash equivalents and total debt of $64.8 million, or a ratio of debt, net of cash to total capitalization of 25.0%.

Nurse and Allied Staffing

In the second quarter our nurse and allied staffing business grew both year-over year and sequentially as we experienced strong demand for our services, particularly in travel nursing. Our ratio of contract bookings for travel nursing as a percentage of working nurses (book-to-bill ratio) for the first quarter of 2014 was 104% which drove sequential revenue growth in this segment. For the second quarter of 2014 our book-to-bill ratio, excluding the impact of the MSN acquisition was 104% and we expect this to translate into continued growth in the third quarter.

Physician Staffing

Revenue from our physician staffing business was down 11% year-over-year but increased 6% sequentially. The year-over-years decline was primarily volume driven across most of our specialties which was partly offset by higher revenue per day invoiced. The sequential increase was evenly balanced between volume and price across our specialties and led by Emergency Medicine.

Other Human Capital Management Services

Revenue in our other human capital management services business segment decreased 11% compared to the prior year quarter primarily due to fewer executive search placements and a reduction in seminar attendance. Our education and training business has been impacted by the extension of the ICD-10 deadline, which resulted in a number of cancellations during the quarter.

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

Average Revenue per FTE per Day is calculated by dividing the nurse and allied staffing revenue by the number of days worked in the respective periods. Nurse and allied staffing revenue also includes revenue from the permanent placement of nurses.

Physician Staffing	Days filled is calculated by dividing the total hours filled during the period by 8 hours.
Revenue per day filled is calculated by dividing the actual revenue invoiced (excluding permanent placement fees) by the Company's physician staffing segment by days filled for the period presented.

Other Financial Data
(unaudited)

	Three Months Ended
	June 30,	June 30,		Percent
	2014	2013	Change	Change

Nurse and allied staffing statistical data:
FTEs	3,177	2,300	877	38.1%
Average nurse and allied staffing revenue per FTE per day	$286	$314	(28)	(8.9)%

Physician staffing statistical data:
Days filled	21,147	24,462	(3,315)	(13.6)%
Revenue per day filled	$1,444	$1,405	39	2.8%

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	73.6	74.9	73.9	74.3
Selling, general and administrative expenses	23.8	24.0	24.4	24.3
Bad debt expense	—	0.1	0.2	0.3
Depreciation and amortization	1.3	1.4	1.4	1.4
Acquisition and integration costs	2.2	—	1.3	—
Restructuring costs	0.6	0.4	0.3	0.2
Legal settlement charge	—	0.7	—	0.3
Loss from operations	(1.5)	(1.5)	(1.5)	(0.8)
Foreign exchange loss (gain)	—	(0.1)	—	—
Interest expense	0.3	0.1	0.2	0.2
Loss on early extinguishment and modification of debt	—	—	—	0.6
Loss from continuing operations before income taxes	(1.8)	(1.5)	(1.7)	(1.6)
Income tax expense (benefit)	0.8	(0.2)	—	(0.3)
Loss from continuing operations	(2.6)	(1.3)	(1.7)	(1.3)
(Loss) income from discontinued operations, net of income taxes	—	—	—	1.1
Net loss	(2.6)%	(1.3)%	(1.7)%	(0.2)%

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

Information on operating segments and the reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013 (a)	2014	2013 (a)
	(amounts in thousands)
Revenues:
Nurse and allied staffing	$82,616	$65,656	$162,809	$136,729
Physician staffing	30,849	34,837	59,985	64,580
Other human capital management services	9,191	10,275	17,953	19,775
	$122,656	$110,768	$240,747	$221,084

Contribution income (b):
Nurse and allied staffing (c)	$6,652	$3,493	$12,621	$8,667
Physician staffing	1,874	2,562	2,625	4,788
Other human capital management services	(232)	534	(66)	824
	8,294	6,589	15,180	14,279

Unallocated corporate overhead (c)	5,057	5,486	11,380	11,787
Depreciation	817	1,040	1,791	2,062
Amortization	784	566	1,569	1,132
Acquisition and integration costs	2,747	—	3,042	—
Restructuring costs	755	375	755	375
Legal settlement charge	—	750	—	750
Loss from operations	$(1,866)	$(1,628)	$(3,357)	$(1,827)
___________________

(a)
Prior year data has been reclassified to conform to the current year's presentation. Effective January 1, 2014, we merged our Allied Health Group, LLC subsidiary with Medical Doctor Associates, LLC subsidiary. The decision to merge these companies was based on a number of factors including the consolidation of back office processes and other operational efficiencies. Along with this merger, we evaluated the Allied Health Group trade name and determined that it would be more valuable to use it for our nurse and allied staffing business, and as a result, transferred the trade name effective January 1, 2014.

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

(b)
We define contribution income or loss from operations before depreciation, amortization, acquisition and integration costs, restructuring costs, legal settlement charges, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to access operations and is provided in accordance with ASC 280, Segment Reporting.

(c)
In 2014, we refined our methodology for allocating certain corporate overhead expenses to our nurse and allied staffing segment to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

Comparison of Results for the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenue from services

Revenue from services increased 10.7%, to $122.7 million for the three months ended June 30, 2014, as compared to $110.8 million for the three months ended June 30, 2013. The revenue increase was entirely from our nurse and allied staffing business segment. Revenue declined year-over-year in both our physician staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased 25.8%, to $82.6 million for the three months ended June 30, 2014, as compared to $65.7 million for the three months ended June 30, 2013. The year-over-year increase was a result of growth in the segment as well as the impact from the acquired allied health staffing business. Excluding the impact of the acquired allied health staffing business, revenue increased $7.3 million or 11.1%, primarily related to higher demand for travel nurses.

The average number of nurse and allied staffing FTEs on contract during the three months ended June 30, 2014 increased 38.1% from the three months ended June 30, 2013, including 665 FTEs from the acquired allied health staffing business. The average nurse and allied staffing revenue per FTE per day decreased 8.9%, primarily due to lower bill rates in the acquired allied staffing business. Excluding the acquired allied staffing business, average nurse and allied staffing revenue per FTE per day was up 1.7%.

Physician staffing

Revenue from our physician staffing business decreased 11.4%, to $30.8 million for the three months ended June 30, 2014, as compared to $34.8 million for the three months ended June 30, 2013. The decrease in revenue was due to lower volume partially offset by higher average bill rates.

Physician staffing days filled decreased 13.6%, to 21,147 days in the three months ended June 30, 2014, as compared to 24,462 days in the three months ended June 30, 2013. Revenue per day filled for the three months ended June 30, 2014 was $1,444, a 2.8% increase from the prior year quarter.

Other human capital management services

Revenue from other human capital management services decreased 10.5%, to $9.2 million for the three months ended June 30, 2014, as compared to $10.3 million for the three months ended June 30, 2013. The revenue decline was due to fewer executive and physician searches as well as a decline in seminar attendance.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $7.3 million or 8.8%, to $90.2 million for the three months ended June 30, 2014, as compared to $82.9 million for three months ended June 30, 2013. As a percentage of total revenue, direct operating expenses decreased to 73.6% compared to 74.9% This decrease as a percentage of revenue is primarily due to improvement in our bill/pay spread as well as the impact from our acquisition of the allied health business.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 9.6%, to $29.2 million for the three months ended June 30, 2014, as compared to $26.6 million for the three months ended June 30, 2013. This increase is primarily due to the acquired allied health staffing business. As a percentage of total revenue, selling, general and administrative expenses were 23.8% and 24.0%, for the three months ended June 30, 2014 and 2013, respectively.

Included in selling, general and administrative expenses are unallocated corporate overhead of $5.1 million and $5.5 million for the three months ended June 30, 2014 and 2013, respectively.  This decline was primarily related to a decrease in share-based compensation as a result of increased forfeitures. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% and 5.0% for the three months ended June 30, 2014 and 2013, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.1 million and $0.6 million in the three months ended June 30, 2014 and 2013, respectively.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment increased $3.2 million or 90.4%, to $6.7 million for the three months ended June 30, 2014, as compared to $3.5 million for the three months ended June 30, 2013. As a percentage of segment revenue, contribution income was 8.1% for the three months ended June 30, 2014, and 5.3% for the three months ended June 30, 2013. This increase was primarily due to improved bill/pay spreads in our organic business as well as improved operating leverage.

Physician staffing

Contribution income from physician staffing decreased $0.7 million or 26.9%, to $1.9 million for the three months ended June 30, 2014, as compared to $2.6 million for the three months ended June 30, 2013. As a percentage of segment revenue, contribution income was 6.1% for the three months ended June 30, 2014 and 7.4% for the three months ended June 30, 2013. This decrease was primarily due to negative operating leverage.

Other human capital management services

Contribution income from other human capital management services was a loss of $0.2 million for the three months ended June 30, 2014, as compared to income of $0.5 million for the three months ended June 30, 2013. Contribution income as a percentage of segment revenue was (2.5)% for the three months ended June 30, 2014 and 5.2% for the three months ended June 30, 2013. The decrease in contribution income margin was primarily due to the declines in revenue as noted above.

Depreciation and amortization expense

Depreciation and amortization expense totaled $1.6 million for both the three months ended June 30, 2014 and June 30, 2013. As a percentage of consolidated revenue, depreciation and amortization expense was 1.3% and 1.4% for the three months ended June 30, 2014 and 2013, respectively.

Restructuring Costs

Restructuring costs are primarily related to severance costs for senior management of $0.8 million and $0.4 million for the three months ended June 30, 2014 and June 30, 2013, respectively. We initiated restructuring efforts to reduce operating costs beginning in the second quarter of 2013.

Legal Settlement Charge

During the three months ended June 30, 2013, we accrued $0.8 million to settle a wage and hour class action lawsuit in California,, for which a final binding agreement is expected to be approved by the court later in the year. See Note 13 - Commitments and Contingencies to our condensed consolidated financial statements.

Acquisition and Integration Costs

During the three months ended June 30, 2014, we incurred acquisition and integration costs of $2.7 million. The acquisition and integration costs were primarily related to transaction costs for the MSN acquisition as well as integration costs of the acquired allied staffing business No similar charges were recorded in the three months ended June 30, 2013.

Interest expense

Interest expense totaled $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily due to a higher average borrowings in the three month ended June 30, 2014 compared to de minimis debt outstanding in the prior year quarter. The effective interest rate on our borrowings was 2.6% for the three month period ended June 30, 2014.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $1.0 million for the three months ended June 30, 2014, as compared to a benefit of $0.3 million for the three months ended June 30, 2013. The effective tax rate was (46.3)% and 15.2% for the three months ended June 30, 2014 and June 30, 2013, respectively. The income tax expense for the three months ended June 30, 2014 was more than the statutory rate primarily due to changes in the valuation allowance resulting from the amortization of indefinite-lived intangibles for tax purposes, as well as the partial non-deductibility of certain per diem expenses and state minimum taxes. The effective tax rate for the three months ended June 30, 2013 was lower than the statutory rate due to the impact of the non-deductibility of certain per diem expenses, state taxes and foreign taxes.

(Loss) Income from discontinued operations, net of income taxes

Income (loss) from discontinued operations, net of income taxes included the results from the sale of the clinical trial services business which was classified as discontinued in the three months ended June 30, 2013. See Note 4 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Comparison of Results for the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenue from services

Revenue from services increased 8.9%, to $240.7 million for the six months ended June 30, 2014, as compared to $221.1 million for the six months ended June 30, 2013. The revenue increase was entirely from our nurse and allied staffing business segment and was offset by revenue declines in both our physician staffing and other human capital management services business segments.

Nurse and allied staffing

Revenue from our nurse and allied staffing business segment increased 19.1%, to $162.8 million for the six months ended June 30, 2014, as compared to $136.7 million for the six months ended June 30, 2013. The revenue increase was partly related to the acquired allied health staffing business. Excluding the acquired allied health staffing business, revenue increased $6.6 million or 4.9% due to higher volume and higher average bill rates in the six months ended June 30, 2014.

The average number of nurse and allied staffing FTEs on contract during the six months ended June 30, 2014, increased 31.4% from the six months ended June 30, 2013. The average nurse and allied staffing revenue per FTE per day decreased 9.5%, primarily due to lower bill rates in the acquired allied staffing business. Excluding the acquired allied staffing business, average nurse and allied staffing revenue per FTE per day was up 1.1%.

Physician staffing

Revenue from our physician staffing business decreased 7.1%, to $60.0 million for the six months ended June 30, 2014, as compared to $64.6 million for the six months ended June 30, 2013. The decrease in revenue is primarily due to lower volume, which was partially offset by higher revenue per day filled.

Physician staffing days filled decreased 8.5%, to 41,948 days in the six months ended June 30, 2014, as compared to 45,850 days in the six months ended June 30, 2013. Revenue per day filled for the six months ended June 30, 2014 was $1,433, a 2.7% increase from the six months ended June 30, 2013.

Other human capital management services

Revenue from other human capital management services decreased 9.2%, to $18.0 million for the six months ended June 30, 2014, as compared to $19.8 million for the six months ended June 30, 2013. The decrease is due to a combination of lower seminar attendance and lower revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $13.5 million or 8.2%, to $177.9 million for the six months ended June 30, 2014, as compared to $164.4 million for six months ended June 30, 2013. As a percentage of total revenue, direct operating expenses were 73.9% and 74.3% for the six months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.0 million or 9.2%, to $58.6 million for the six months ended June 30, 2014, as compared to $53.7 million for the six months ended June 30, 2013. The increase was primarily related to the allied health staffing business acquisition. As a percentage of total revenue, selling, general and administrative expenses were 24.4% and 24.3%, for the six months ended June 30, 2014 and 2013, respectively.

Included in selling, general and administrative expenses is unallocated corporate overhead of $11.4 million for six months ended June 30, 2014, compared to $11.8 million for the six months ended June 30, 2013. As a percentage of consolidated revenue, unallocated corporate overhead was 4.7% and 5.3% for the six months ended June 30, 2014 and 2013, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.5 million and $1.2 million in the six months ended June 30, 2014 and 2013, respectively. The year-over-year decline was related to increased forfeitures.

Contribution income

Nurse and allied staffing

Contribution income from our nurse and allied staffing segment increased 45.6%, to $12.6 million for the six months ended June 30, 2014, as compared to $8.7 million for the six months ended June 30, 2013. As a percentage of segment revenue, contribution income was 7.8% for the six months ended June 30, 2014, and 6.3% for the six months ended June 30, 2013. The margin improvement was primarily due to a combination of an improvement in our bill/pay spread in our organic business along with higher margins from the acquired allied health staffing business.

Physician staffing

Contribution income from physician staffing decreased 45.2%, to $2.6 million for the six months ended June 30, 2014, as compared to $4.8 million for the six months ended June 30, 2013. As a percentage of segment revenue, contribution income was 4.4% for the six months ended June 30, 2014 and 7.4% for the six months ended June 30, 2013. This decrease was primarily due to a combination of higher physician compensation and negative operating leverage .

Other human capital management services

Contribution income from other human capital management services decreased 108.0%, to a $0.1 million loss for the six months ended June 30, 2014, as compared to $0.8 million for the six months ended June 30, 2013. Contribution income as a percentage of segment revenue was (0.4)% for the six months ended June 30, 2014 and 4.2% for the six months ended June 30, 2013. The decrease in contribution income margin was primarily due to lower revenue noted above.

Depreciation and amortization expense

Depreciation and amortization expense totaled $3.4 million for the six months ended June 30, 2014, as compared to $3.2 million for the six months ended June 30, 2013. As a percentage of consolidated revenue, depreciation and amortization expense was 1.4% and 1.4% for the six months ended June 30, 2014 and 2013, respectively.

Restructuring Costs

During the six months ended June 30, 2013, we initiated a restructuring plan to reduce operating costs. We recorded restructuring costs of $0.8 million and $0.4 million, in the three months ended June 30, 2014 and 2013, respectively, primarily related to senior management severance pay.

Legal Settlement Charge
During the six months ended June 30, 2013, we accrued $0.8 million to settle a wage and hour class action lawsuit in California, for which a final binding agreement is expected to be approved by the court later this year. See Note 13 - Commitments and Contingencies to our condensed consolidated financial statements.

Acquisition and Integration Costs

During the six months ended June 30, 2014, we incurred acquisition and integration costs of $3.0 million, pretax. The acquisition and integration costs were primarily related to the MSN acquisition and the integration of the acquired allied staffing business and included transitional services as well as travel and training costs. No similar charges were recorded in the six months ended June 30, 2013.

Loss on early extinguishment and modification of debt

In the six months ended June 30, 2013, loss on early extinguishment or modification of debt was $1.4 million and related to a change in lenders' participations and modification of the then existing July 2012 Credit Agreement. See Note 8- Debt, to our condensed consolidated financial statements for more information.

Interest expense

Interest expense totaled $0.5 million for the six months ended June 30, 2014 compared to $0.4 million for the six months ended June 30, 2013. The increase in interest expense was due to a combination of higher average borrowings and higher interest rates on our borrowings. The effective interest rate on our borrowings was 2.7% for the six month period ended June 30, 2014 compared to 2.1% in the six month period ended June 30, 2013.

Income tax expense (benefit)

Income tax benefit from continuing operations totaled $0.1 million for the six months ended June 30, 2014, as compared to $0.8 million for the six months ended June 30, 2013. The effective tax rate was 1.6% and 21.4% in the six months ended June 30, 2014 and 2013, respectively. The income tax benefit in the six months ended June 30, 2014 included a benefit of $1.7 million from discrete items, the most significant of which related to corrections to the valuation allowance recorded at December 31, 2013. Excluding those discrete items, income tax expense was $1.6 million reflecting the impact of changes in the valuation allowance resulting from amortization of indefinite lived intangibles for tax purposes, as well as partial non-deductibility for certain per diem expenses and to a lesser extent state and foreign taxes, offsetting the tax benefit arising from the continuing loss. The effective tax rate for the six months ended June 30, 2013 was lower than the statutory rate due to the impact of the non-deductibility of certain per diem expenses, state taxes and foreign taxes.

Income (loss) from discontinued operations, net of income taxes

Income (loss) from discontinued operations, net of income taxes includes the results from the sale of the clinical trial services business which was classified as discontinued in the six months ended June 30, 2013. Income from discontinued operations, net of tax of $2.5 million included a $4.1 million gain ($2.2 million net of taxes) on the sale of our clinical trial services business in the six months ended June 30, 2013. See Note 4 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Transactions with Related Parties

We provided services to hospitals which are affiliated with certain members of our Board of Directors. We believe the pricing for these services is consistent with our other hospital customers. Revenue related to these transactions amounted approximately $3.2 million and $5.5 million for the three and six months ended June 30, 2014, respectively. Revenue related to these transactions amounted approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2013, respectively. Accounts receivable due from these hospitals at June 30, 2014 and December 31, 2013 were approximately $1.7 million and $0.7 million, respectively.

MSN provided staffing services to an entity that has a non-controlling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN (68% ownership) and an unrelated third party (with 32% ownership).  At June 30, 2014, we had a receivable balance of approximately $0.9 million and a payable balance of $0.1 million relating to these staffing services.

Liquidity and Capital Resources

As of June 30, 2014, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2 to 1. Working capital increased to $60.4 million as of June 30, 2014 from $39.0 million as of December 31, 2013 primarily due to the MSN acquisition.

We financed the purchase price of MSN using $55.0 million in new subordinated debt consisting of a $30.0 million, 5-year term loan and $25.0 million of convertible notes having a 6-year maturity and a conversion price of $7.10. We also amended our loan agreement with Bank of America. N.A. to increase our borrowing capacity under our senior secured asset-based revolving credit facility from $65.0 million to $85.0 million. See Note 8 - Debt and Note 9 - Derivative Liability for further information.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our First Lien Loan Agreement. We believe that operating cash flows and cash on hand, along with amounts available under our First Lien Loan Agreement, will be sufficient to meet these needs during the next twelve months.

Net cash used in operating activities was $5.5 million in the six months ended June 30, 2014, compared to $4.4 million provided by operating activities in the six months ended June 30, 2013. Net cash flow provided by discontinued operations was approximately $0.5 million in the six months ended June 30, 2013. The increased usage in cash was primarily due to acquisition and integration costs related to the MSN acquisition and the integration of the allied health staffing business acquired in December of 2013 The number of days’ sales outstanding was 52 days at June 30, 2014 compared to 52 days and 51 days at June 30, 2013 and December 31, 2013, respectively.

Investing activities used $48.2 million in the six months ended June 30, 2014, compared to $45.5 million provided by investing activities in the six months ended June 30, 2013. As previously noted, we acquired substantially all of the assets and certain liabilities of MSN in the second quarter of 2014 for a purchase price of $48.1 million, net of cash acquired. During the six months ended June 30, 2013, we sold the clinical trial services business with net proceeds from the sale of $45.9 million. We used $2.8 million for capital expenditures in the six months ended June 30, 2014 compared to $0.4 million in the six months ended June 30, 2013. The capital expenditures in the six months ended June 30, 2014 primarily related to the relocation of our physician staffing headquarters and included $0.9 million of tenant improvements funded by our landlord.

Net cash provided by financing activities during the six months ended June 30, 2014, was $54.9 million compared to net cash used in financing activities of $34.3 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, we increased our debt by $56.1 million primarily to fund the acquisition of MSN, including acquisition related expenses, fund integration efforts from our allied health acquisition as well as capital expenditures. In addition, we used $0.9 million for debt issuance costs related to the financing of the MSN acquisition. In the six months ended June 30, 2013, we repaid total debt, net of borrowings, of $33.5 million using the proceeds from the sale of clinical trial services business. In addition, we used $0.5 million to pay debt issuance costs related to our First Lien Loan Agreement.

Stockholders’ Equity

Stock Repurchase Program

As of June 30, 2014, we may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the our First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in the First Lien Loan Agreement, we may repurchase up to an aggregate amount of $5.0 million of our Equity Interests (as defined in the Loan Agreement). During the six months ended June 30, 2014 and the six months ended June 30, 2013, we did not repurchase any shares under our February 2008 Board of Directors’ authorization.

Share-based Payments

On March 11, 2014, the Board of Directors approved an amendment and restatement of the 2007 Stock Incentive Plan (amended and restated effective March 20, 2013) (the “Stock Incentive Plan”), which was renamed the 2014 Omnibus Incentive Plan. The Stock Incentive Plan as amended and restated is referred to below as the Omnibus Plan. The Omnibus Plan approval was subject to, and became effective upon, stockholder approval at the Annual Meeting held on May 13, 2014. The Omnibus Plan generally incorporates the provisions of the Stock Incentive Plan as currently in effect and includes the following key modifications:

•	Increase of the Aggregate Share Reserve. The aggregate share reserve was increased by an additional 600,000 shares for a total share reserve of 4,100,000 shares under the Omnibus Plan.

•
Removal of Non-Appreciation Award Limit. In connection with the increase in the aggregate share reserve, the limit on the number of awards that are not “appreciation awards” (i.e., restricted stock and restricted stock units) that may be granted under the Omnibus Plan was removed.

•
Performance-Based Cash Awards. The Omnibus Plan includes performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Code.

•	Term Extension. The term of the Amended Plan was extended until March 10, 2024 (the 2007 Stock Incentive Plan was scheduled to expire on April 5, 2017).

•	Added pre-tax income as a metric to measure performance based equity awards.

During the six months ended June 30, 2014, 351,240 restricted stock awards and 239,585 performance stock awards were granted under the Omnibus Plan to the Company's non-employee Directors and management team. Pursuant to the Omnibus Plan the number of target shares that are issued for performance stock awards are determined based on the level of attainment of the targets.  If the minimum level of performance is attained, restricted stock will be issued and with a vesting date of December 31, 2016, subject to the employee’s continuing employment.

Debt

Senior Credit Facility

On January 9, 2013, we entered into a First Lien Loan and Security Agreement, (the First Lien Loan Agreement), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent. The First Lien Loan Agreement was subsequently amended to allow for the sale of our clinical trials services business in February 2014 and for administrative matters.

On June 30, 2014, we entered into a third amendment (the Amendment) to the First Lien Loan Agreement dated as of January 9, 2013 with Bank of America, N.A., as agent, in order to, among other things, increase the Company’s borrowing capacity under the First Lien Loan Agreement and to consent to the consummation of the MSN acquisition and the incurrence of the indebtedness contemplated pursuant to the Second Lien Term Loan Agreement and the Note Purchase Agreement. The Amendment provides for, among other things, increasing the revolving credit facility under the First Lien Loan Agreement from $65.0 million to $85.0 million and increasing the letter of credit subline under the First Lien Loan Agreement from $20.0 million to $35.0 million. In addition, the termination date of the revolving credit facility under the First Lien Loan Agreement has been extended to June 30, 2017.

We used the increased availability under the letter of credit subline to collateralize certain insurance obligations related to the MSN acquisition. The revolving credit facility and letter of credit subline will be used to provide ongoing working capital and for other general corporate purposes.

As of June 30, 2014, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2014, was 0.375%.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of June 30, 2014, the gross availability under the First Lien Loan Agreement was approximately $73.0 million based on the Company's May accounts receivable balance pro forma to include MSN accounts receivable. We had $31.5 million letters of credit outstanding and $11.6 million drawn under its revolving credit facility, leaving $29.9 million available as of June 30, 2014. The letters of credit relate to our workers’ compensation and professional liability insurance policies and included a backstop letter of credit of $8.0 million related to the acquisition of MSN which was subsequently released in July 2014. For additional information refer to Note 8- Debt to our condensed consolidated financial statements.

Second Lien Term Loan

On June 30, 2014, we entered into a second lien loan and security agreement (the Second Lien Term Loan Agreement), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent.

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the Second Lien Term Loan Facility, and the loans thereunder, the Second Lien Term Loans). The proceeds from the Second Lien Term Loan Facility were used to pay a portion of the consideration for the MSN acquisition and related fees and expenses.

Amounts borrowed under the Second Lien Term Loan Facility that are repaid or prepaid may not be re-borrowed. The Second Lien Term Loans bear interest at a rate equal to adjusted LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a floor of 1.00%) plus 6.50%. The interest rate would increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

At our option we may elect to prepay the Second Lien Term Loans on or before June 30, 2015, subject to a prepayment premium in an amount equal to (i) the amount of the principal amount of the Second Lien Term Loans being repaid, plus (ii) the accrued but unpaid interest on the principal amount so prepaid, if any, to the date of the prepayment, plus (iii) any associated administrative amounts or charges owed to the lenders as a result of the redeployment of funds or fees payable to terminate matching deposits, plus (iv) a “make whole” amount equal to the excess, if any, of (a) the present value at the prepayment date of (1) 103% of the aggregate principal amount of the Second Lien Term Loans then being prepaid, plus (2) all remaining scheduled interest payments due on the principal amount of such Second Lien Term Loans being prepaid through June 30, 2015 (excluding accrued but unpaid interest to the date of such prepayment), computed using a discount rate equal to the Treasury rate as of such prepayment date plus 50 basis points over (b) the outstanding principal amount of such Second Lien Term Loans being prepaid. The Company may, at its option at any time after June 30, 2015, prepay the Second Lien Term Loans in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after such date. If we complete a public offering on or prior to November 27, 2014, however, we may apply the proceeds of such public offering to prepay the Second Lien Term Loans (plus accrued and unpaid interest thereon), in whole but not in part, without premium or penalty.

Subject to certain exceptions, the Second Lien Term Loans are required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each fiscal year of the Company (commencing with the fiscal year ending December 31, 2015), provided that voluntary prepayments of the Second Lien Term Loans made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by us, as set forth in the agreement, in excess of a defined threshold and subject to our right to reinvest such proceeds within 12 months; (c) 100% of the net cash proceeds of issuances of debt offerings by us (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of equity offerings of the Company.

Private Placement of Convertible Notes

On June 30, 2014, we entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders). Pursuant to the Note Purchase Agreement, we sold to the Noteholders an aggregate of $25.0 million of convertible senior notes (the Convertible Notes). The proceeds from the Note Purchase Agreement were used to pay a portion of the consideration paid in the MSN Acquisition and related fees and expenses.

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the our common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, we will exchange, for the applicable conversion amount thereof a number of shares of Common Stock equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the Thirty Day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

The Convertible Notes bear interest at a rate of 8.00% per annum, payable in quarterly cash installments; provided, however, that, at our option, up to 4.00% of the interest payable may be “paid-in-kind” through a quarterly addition of such “paid-in-kind” interest amount to the principal amount of the Convertible Notes. The Convertible Notes will mature on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, we are not permitted to redeem the Convertible Notes until June 30, 2017. If we redeem the Convertible Notes on or after June 30, 2017, we are required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) 15% of the amount of principal of the Convertible Notes redeemed and (ii) the sum of (x) the average thirty day VWAP per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into and (y) the accrued but unpaid interest on the Convertible Notes.

If the Convertible Notes are redeemed prior to June 30, 2017, we are required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) a “make whole” amount (described below) and (ii) the sum of (x) the average thirty day volume-weighted average price per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into and (y) the accrued but unpaid interest on the Convertible Notes. The “make whole” amount is equal to the excess, if any, of (1) the present value at the date of redemption of (A) 115% of the principal amount of the Convertible Notes redeemed, plus (B) all remaining scheduled interest due on the principal amount of the notes being redeemed through June 30, 2017 computed using a discount rate equal to the Treasury rate as of the date of redemption plus 50 basis points over (2) the outstanding principal amount of the Convertible Notes then redeemed.

In conjunction with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of these Convertible Notes. As required by ASC 815, the embedded derivative is required to be accounted for as a derivative liability at fair value in our condensed consolidated financial statements. Refer to Note 9 - Derivative liability for further information.

We have granted the Noteholders preemptive rights with respect to future equity issuances by us, subject to customary exceptions.

In connection with the placement of the Convertible Notes, on June 30, 2014, we entered into a registration rights agreement (the Registration Rights Agreement) with the Noteholders, which sets forth the rights of the Noteholders to have the shares of Common Stock issuable upon conversion of the Convertible Notes registered with the Securities and Exchange Commission (the SEC) for public resale under the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement, we are required to file a registration statement with the SEC (the Initial Registration Statement) on or prior to January 2, 2015, registering the shares of Common Stock issuable upon conversion of the Convertible Notes. We are required to use our reasonable best efforts to have the Initial Registration Statement declared effective as promptly as possible following the filing thereof and, in any event, by no later than by March 31, 2015. In addition, the agreement gives the Noteholders the ability to exercise certain piggyback registration rights in connection with registered offerings by the Company.

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

The following table reflects our contractual obligations and other commitments as of June 30, 2014.

Commitments	Total	2014	2015	2016	2017	2018	Thereafter
	(amounts in thousands)
Senior Secured Asset-Based (a)	$11,605	$11,605	$—	$—	$—	$—	$—
Second Lien Term Loan (a)	30,000	—	—	—	—	—	30,000
Convertible Notes	25,000	—	—	—	—	—	25,000
Capital lease obligations	254	53	107	71	13	8	2
Operating leases obligations (b)	24,043	3,868	6,774	5,381	3,778	1,619	2,623
	$90,902	$15,526	$6,881	$5,452	$3,791	$1,627	$57,625
_______________

(a)
Under our Senior Secured Asset-Based and Second Lien Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding could be declared immediately due and payable.

(b)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

Critical Accounting Principles and Estimates

Derivative Liability

In accordance with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of the Convertible Notes. The Company’s Convertible Notes derivative liability has been measured at fair value at June 30, 2014 using a trinomial lattice model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.
The inputs into the valuation model are as follows:

June 30, 2014
Closing share price	$6.52
Conversion price	$7.10
Risk free rate	1.94%
Expected volatility	40%
Dividend yield	—%
Expected life	6 years

The fair value of the convertible note payable derivative liability was $6.8 million at June 30, 2014.

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. We had operations that were reported as discontinued operations for the six months ended June 30, 2013 and we do not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. We are currently evaluating the impact of adopting this guidance on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 8 - Debt to our condensed and consolidated financial statements. During the six months ended June 30, 2014 or 2013, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of June 30, 2014, in conjunction with the MSN acquisition, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 9 - Convertible Notes Derivative Liability). On a quarterly basis, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. As of June 30, 2014, a $1 decrease or increase in our stock price would have resulted in a change in the initial valuation of the embedded derivative by $1.6 million and a 1% decrease or increase in interest rates would have resulted in a change in the initial valuation of the derivative of $0.5 million.

There have been no material changes to our other exposures as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that management continued its remediation efforts during the first six months of June 2014 related to the above-described material weakness.

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

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleges that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties.  The parties have agreed to settle this lawsuit for $0.8 million. The United States District Court, Northern District of California granted preliminary approval of the settlement on January 17, 2014, subject to the inclusion of language requiring a five-day cure period for deficient requests for exclusion from class members. On February 6, 2014, the parties amended the settlement agreement to include such language. A hearing for final approval of the settlement agreement was held in May 2014. The Company expects the Court to grant final approval of the settlement during the fourth quarter 2014.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

The following Risk Factors are in addition to the Risk Factors as stated in our Annual Report on Form 10-K as filed for the year ended December 31, 2013:

Changes in the fair value of financial instruments may result in significant volatility in our reported results.

We have issued convertible notes with certain conversion features and provisions, which we identified as embedded derivatives. This requires us to “mark to market” or record the derivatives at fair value as of the end of each reporting period on our balance sheet and to record the change in fair value over the period as a non-cash adjustment to our current period results of operations in our income statement, subjecting our results of operations to greater and potentially significant volatility.
We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and stockholders’ equity.

June 30, 2014
(amounts in thousands)

Total principal amount of indebtedness	98,359
Stockholders' equity	156,945
Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our substantial level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

•
we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

•	we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments,;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have a material adverse effect on our business.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: August 8, 2014	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Financial Officer)

CROSS COUNTRY HEALTHCARE, INC.

Date: August 8, 2014	By:	/s/ Nicholas Buscemi III
Nicholas Buscemi III Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

*4.1	2014 Omnibus Incentive Plan - Restricted Stock Agreement Form

*4.2	2014 Omnibus Incentive Plan - Performance Share and Restricted Stock Agreement Form

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith