Form 10-Q
period 2014-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2014-11-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 31,254,964 shares of Common Stock, par value $0.0001 per share, as of October 31, 2014.

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

All references to "the Company", “we”, “us”, “our”, or “Cross Country” in this Quarterly Report on Form 10-Q mean Cross Country Healthcare, Inc., and its consolidated subsidiaries.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,732	$8,055
Accounts receivable, less allowance for doubtful accounts of $2,303 in 2014 and $1,651 in 2013	108,506	60,750
Income taxes receivable	792	538
Prepaid expenses	8,385	6,163
Insurance recovery receivable	4,611	3,886
Indemnity escrow receivable	—	3,750
Other current assets	1,072	793
Total current assets	131,098	83,935
Property and equipment, net of accumulated depreciation of $46,538 in 2014 and $44,779 in 2013	12,350	6,170
Trade names, net	48,201	42,301
Goodwill, net	91,109	77,266
Other identifiable intangible assets, net	34,818	26,198
Debt issuance costs, net	1,310	464
Non-current insurance recovery receivable	16,867	10,914
Non-current security deposits	715	997
Total assets	$336,468	$248,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$19,129	$10,272
Accrued compensation and benefits	34,012	19,148
Current portion of long-term debt and capital lease obligations	4,607	8,483
Sales tax payable	2,718	2,404
Deferred tax liabilities	638	535
Other current liabilities	4,441	4,063
Total current liabilities	65,545	44,905
Long-term debt and capital lease obligations	60,751	93
Non-current deferred tax liabilities	19,535	16,849
Long-term accrued claims	32,546	18,303
Long-term deferred purchase price	2,424	—
Long-term unrecognized tax benefits	1,487	4,013
Other long-term liabilities	4,147	3,415
Total liabilities	186,435	87,578

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	247,038	246,325
Accumulated other comprehensive loss	(1,075)	(970)
Accumulated deficit	(96,257)	(84,691)
Total Cross Country Healthcare stockholders' equity	149,709	160,667
Non-controlling interest	324	—
Total stockholders' equity	150,033	160,667
Total liabilities and stockholders' equity	$336,468	$248,245

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue from services	$188,944	$108,048	$429,691	$329,132
Operating expenses:
Direct operating expenses	141,667	79,864	319,528	244,234
Selling, general and administrative expenses	40,858	25,504	99,480	79,172
Bad debt expense	257	215	721	769
Depreciation	1,005	890	2,796	2,952
Amortization	1,011	552	2,580	1,684
Acquisition and integration costs	2,383	—	5,425	—
Restructuring costs	—	109	755	484
Legal settlement charge	—	—	—	750
Total operating expenses	187,181	107,134	431,285	330,045
Income (loss) from operations	1,763	914	(1,594)	(913)
Other expenses (income):
Foreign exchange (gain) loss	(11)	(53)	63	(154)
Interest expense	1,832	190	2,376	634
Change in fair value of convertible note derivative liability	7,308	—	7,308	—
Loss on early extinguishment and modification of debt	—	—	—	1,419
Other (income) expense, net	(51)	(32)	3	(83)
(Loss) income from continuing operations before income taxes	(7,315)	809	(11,344)	(2,729)
Income tax expense (benefit)	169	(644)	104	(1,401)
(Loss) income from continuing operations	(7,484)	1,453	(11,448)	(1,328)
(Loss) income from discontinued operations, net of income taxes	—	(539)	—	1,943
Net (loss) income	(7,484)	914	(11,448)	615
Less: Net income attributable to non-controlling interest in subsidiary	118	—	118	—
Net (loss) income attributable to Cross Country Healthcare, Inc.	$(7,602)	$914	$(11,566)	$615

Basic (loss) income per common share from:
Continuing operations	$(0.24)	$0.05	$(0.37)	$(0.04)
Discontinued operations	—	(0.02)	—	0.06
Net (loss) income attributable to Cross Country Healthcare, Inc.	$(0.24)	$0.03	$(0.37)	$0.02

Diluted (loss) income per common share from:
Continuing operations	$(0.24)	$0.05	$(0.37)	$(0.04)
Discontinued operations	—	(0.02)	—	0.06
Net (loss) income attributable to Cross Country Healthcare, Inc.	$(0.24)	$0.03	$(0.37)	$0.02

Weighted average common shares outstanding:
Basic	31,245	31,085	31,165	30,984
Diluted	31,245	31,161	31,165	30,984

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(7,484)	$914	$(11,448)	$615

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(34)	(128)	58	(413)
Reclassification of currency translation adjustments related to sale of clinical trial services business (see Note 5 - Comprehensive (Loss) Income)	—	—	—	2,337
Other comprehensive (loss) income, before tax	(34)	(128)	58	1,924
Income tax (benefit) expense related to items of other comprehensive income	—	(47)	162	(176)
Other comprehensive (loss) income, net of tax	(34)	(81)	(104)	2,100

Comprehensive (loss) income	(7,518)	833	(11,552)	2,715
Less: Net income attributable to non-controlling interest in subsidiary	118	—	118	—
Comprehensive (loss) income attributable to Cross Country Healthcare, Inc.	$(7,636)	$833	$(11,670)	$2,715

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net (loss) income	$(11,448)	$615
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,796	2,952
Amortization	2,580	1,684
Bad debt expense	721	774
Loss on early extinguishment and modification of debt	—	1,419
Deferred income tax expense	2,637	2,195
Amortization of debt issuance costs	206	176
Amortization of debt discount	384	—
Change in fair value of convertible note derivative liability	7,308	—
Equity compensation	958	1,635
Gain on sale of clinical trial services business	—	(4,014)
Other non-cash costs	99	—
Changes in operating assets and liabilities:
Accounts receivable	(11,201)	5,322
Other assets	267	(940)
Income taxes	(3,755)	(1,651)
Accounts payable and accrued expenses	3,242	(338)
Other liabilities	2,150	1,730
Net cash (used in) provided by operating activities	(3,056)	11,559

Investing activities
Proceeds from sale of clinical trial services business segment, net of cash sold and transaction costs	3,750	45,704
Acquisition of assets of Medical Staffing Network, net of cash acquired	(44,911)	—
Purchases of property and equipment	(3,778)	(676)
Net cash (used in) provided by investing activities	(44,939)	45,028

Financing activities
Principal repayments on term loan	—	(23,125)
Proceeds from borrowing on term loan	28,875	—
Proceeds from borrowing on convertible note	24,063	—
Repayments on revolving credit facility	—	(10,000)
Repayments on asset-based revolving credit facility	(57,004)	(49,244)
Borrowings under asset-based revolving credit facility	53,105	49,244
Principal payments on capital lease obligations and note payable	(96)	(451)
Repurchase of stock for restricted stock tax withholdings	(245)	(301)
Debt issuance costs	(1,053)	(506)
Net cash provided by (used in) financing activities	47,645	(34,383)

Effect of exchange rate changes on cash	27	(214)

Change in cash and cash equivalents	(323)	21,990
Cash and cash equivalents at beginning of period	8,055	10,463
Cash and cash equivalents at end of period	$7,732	$32,453

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Impairment Testing

Historically, the Company completed the annual goodwill impairment test as of December 31 of each fiscal year. During the quarter ended September 30, 2014, the Company voluntarily changed the date of its goodwill and indefinite-lived intangible assets impairment testing from December 31 to the first day of its fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Debt Discount

Stated discounts on proceeds, and other fees reimbursed to lender, as well as the value of any embedded derivative features of the Convertible Notes and Term Loans, as defined in Note 8 - Debt, are treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Discounts are amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

Derivative Financial Instruments

The Company evaluates embedded conversion features within convertible debt under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging, to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in other expenses (income) on our condensed consolidated statement of operations. The Company uses a trinomial lattice model to estimate the fair value of embedded conversion and redemption features in its convertible debt at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are reported in the consolidated statement of operations. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of change of control and issuance of additional financing, risk-free interest rate and the estimated life of the financial instruments being fair valued. The fair value at inception has been recorded as debt discount and is being amortized to interest expense over the term of the note using the effective interest method or another method that approximates the effective interest method.

Performance-Based Restricted Stock Compensation

The Company granted performance-based shares to certain key personnel pursuant to its 2014 Omnibus Incentive Plan as described in Note 11- Stockholders' Equity. Pursuant to the Plan, the number of target shares that will vest are determined based on the level of attainment of the targets. If the minimum level of performance is attained, restricted stock will vest on December 31, 2016. The Company estimates the fair value of performance shares by reference to the Company's stock price on the date of grant. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

Restructuring and Cost Reduction Plan

In the second quarter of 2013, the Company implemented a plan to reduce operating costs. Restructuring costs included in the consolidated statements of operations are primarily related to senior management employee severance pay.

3.    ACQUISITIONS

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) for an aggregate purchase price of $48.1 million, subject to certain post-closing net working capital adjustments. The Company paid $44.9 million, net of cash acquired, of which $1.0 million was funded to an escrow account for the net working capital adjustment. An additional $2.5 million was deferred and is due to the seller in 21 months, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period.

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

At the time of the acquisition, MSN had 55 locations throughout the U.S. that provide per diem, local, contract, travel, and permanent hire staffing services. This acquisition increases the Company's branch network and market share, diversifies its customer base and brings new service lines. Management believes it positions the Company to serve its customers better and to increase earnings growth through improved fill rates, expansion of its managed service programs and per diem activities and the recognition of cost synergies.

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method. The results of the acquisition's operations have been included in the consolidated statements of operations from July 1, 2014 due to their immaterial impact on June 30, 2014, the date of the acquisition. The acquisition results have been substantially reported through the Company's Nurse and Allied Staffing business segment. As such, the associated goodwill related to the acquisition of MSN has been fully allocated to Nurse and Allied.

The following table is an estimate of the fair values of the assets acquired and liabilities assumed subject to completion of the post-closing net working capital adjustment.

(amounts in thousands)
Cash acquired	$910
Accounts receivables, net	37,275
Other current assets	3,378
Property and equipment	5,148
Goodwill	13,843
Other intangible assets	17,100
Other assets	2,325
Total assets acquired	79,979

Accounts payable	7,161
Accrued employee compensation and benefits	14,306
Other liabilities	9,867
Total liabilities assumed	31,334

Non-controlling interest	324

Net assets acquired	$48,321

The Company used a third-party appraiser to determine the fair value and estimated useful lives of certain acquired assets and liabilities. The gross contractual accounts receivable of the business were $38.1 million and were recorded net of the Company's best estimate of receivables not expected to be collected of $0.8 million.

The self -insurance accruals and liabilities for workers' compensation and professional liability were based on preliminary third-party appraisals. The Company provides workers’ compensation insurance coverage and professional liability coverage for our eligible temporary healthcare professionals. As part of the MSN acquisition, the Company assumed MSN’s workers' compensation and professional liability claims (both known claims and those incurred but not reported or IBNR). The MSN workers’ compensation benefits are provided under a partially self-insured plan. The workers' compensation insurer requires that the Company provide a letter of credit to guarantee payments of those workers' compensation claims. The Company also purchased an aggregate stop loss policy that attaches at $2.3 million for known MSN professional liability claims with a policy limit of $5.0 million. For IBNR professional liability claims of MSN, the Company purchased a primary policy that provides each temporary healthcare professional with coverage of $1.0 million per occurrence and $5.0 million in the aggregate. This policy does not have a deductible. The Company also purchased an excess layer of insurance for MSN IBNR professional liability claims having limits of $1.0 million per occurrence and $6.0 million in the aggregate.

Based on a preliminary independent third-party appraisal, the Company assigned the following values to intangible and other identifiable assets: $5.9 million to trade names with an indefinite life, $4.7 million to customer relations with a weighted average estimated useful life of 13 years and $6.5 million to a database with an estimated useful life of 10 years, for a total of $11.2 million in definite life intangible assets with a weighted average estimated useful life of 11 years. The Company also assigned an estimated fair value of $0.3 million to the non-controlling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN and a third party. In the three months ended September 30, 2014, measurement adjustments were made to the estimated closing balance sheet based on revised estimates provided by the independent third-party appraisal firm related to the identification and allocation of intangible assets. As a result, an additional $4.7 million was identified as other intangible assets.

The remaining excess purchase price over the fair value of net assets acquired of $13.8 million was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition-related costs of approximately $2.3 million and $4.7 million were incurred and are reflected as acquisition and integration costs on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2014, respectively.

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

The acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations, using the acquisition method. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. The acquired allied staffing business has been included with the Company's Nurse and Allied Staffing business segment.

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

Based on a final independent third-party appraisal, the Company assigned the following values to intangible and other identifiable assets: $10.4 million to customer relations with an estimated useful life of 16 years, $3.4 million to database with an estimated useful life of 10 years, and $0.2 million to non-compete agreements with a useful life of 5 years, in a total $14.0 million and a weighted average estimated useful life of 14 years. The remaining excess of purchase price over the fair value of net assets acquired of $14.6 million was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition-related costs of approximately $0.1 million and $0.7 million were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the three and nine months ended September 30, 2014, respectively.

Results of Recent Acquisitions

The Company is integrating the acquired businesses into its current operations, including the consolidation of branch and corporate offices and therefore, it is impracticable to separate their results from their dates of acquisition. The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the MSN and allied staffing business acquisitions had occurred as of January 1, 2013, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing nonrecurring transaction costs of approximately $6.2 million related to the MSN acquisition. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, cost reductions or operating synergies, estimates of the changes in the fair value of the embedded derivative in our Convertible Notes or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
	(unaudited, amounts in thousands)

Revenue from services	$551,761	$531,854

Net loss	$(9,580)	$(2,717)

Net loss per common share - basic	$(0.31)	$(0.09)

Net loss per common share - diluted	$(0.31)	$(0.09)

MDA Holdings, Inc.

In September 2008, the Company consummated the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of Jamestown Indemnity Ltd., a Cayman Island company and wholly-owned subsidiary (collectively, MDA). As of September 30, 2014, an indemnification escrow account of $3.6 million exists.

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

The agreement included a provision for an earn-out of up to $3.75 million related to certain performance-based milestones. The maximum earn-out amount of $3.75 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The performance-based milestones were not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013, and $2.25 million was released in July 2014.

Of the $52.0 million purchase price paid at closing, $3.75 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $3.75 million indemnity escrow funds as an escrow receivable, and adjusted the amount, each reporting period, based on any known information that would be reasonable and estimable. The total escrow amount was released to the Company in August 2014 and reported as additional proceeds from the sale in the investing activities on its condensed consolidated statement of cash flows. See Note 10 – Fair Value Measurements for more information.

As a result of the disposal, the underlying operations and cash flows of the clinical trial services business have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. The historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for the three and nine months ended September 30, 2013.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(amounts in thousands)

Revenue	$—	$7,939

Income from discontinued operations before gain on sale and income taxes	—	483
(Loss) gain on sale of discontinued operations	(71)	4,014
Income tax expense	(468)	(2,554)
(Loss) income from discontinued operations, net of income taxes	$(539)	$1,943

5.	COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income includes net (loss) income, foreign currency translation adjustments and reclassification of foreign currency adjustments, net of any related deferred taxes. Certain of the Company’s foreign operations use their respective local currency as their functional currency. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Statement of operations items are translated at the average exchange rates for the period. The cumulative impact of currency translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was $1.1 million at both September 30, 2014 and December 31, 2013.

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

During the three months ended September 30, 2013, the income tax benefit related to other comprehensive income was immaterial. During the nine months ended September 30, 2014 and 2013, the Company's consolidated condensed statement of other comprehensive (loss) income included income tax expense of $0.2 million and income tax benefit of $0.2 million, respectively, related to foreign currency translation adjustments.

6.	EARNINGS PER SHARE

In accordance with the requirements of the ASC 260, Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net (loss) income attributable to Cross Country Healthcare, Inc. by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of stock options and restricted stock (as calculated utilizing the treasury stock method).

Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the per share calculations because their effect would have been anti-dilutive. Such shares amounted to: 658,077 and 678,814 during the three and nine months ended September 30, 2014, respectively, and 1,544,503 and 1,701,697 during the three and nine months ended September 30, 2013, respectively. For purposes of calculating net (loss) income per common share, the Company excluded potentially dilutive shares of: 227,343 and 297,488 for the three and nine months ended September 30, 2014, respectively, and 135,846 for the nine months ended September 30, 2013, from the calculation as their effect would have been anti-dilutive due to the Company’s net loss from continuing operations in those periods.

Contingently issuable shares of 3,521,126 as of September 30, 2014, related to Convertible Notes, as defined in Note 8- Debt, if converted, would have had an anti-dilutive effect, and as such, have been excluded from the per share calculations for the three and nine months ended September 30, 2014.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in thousands, except per share data)
(Loss) income from continuing operations	$(7,484)	$1,453	$(11,448)	$(1,328)
(Loss) income from discontinued operations, net of tax	—	(539)	—	1,943
Net (loss) income	(7,484)	914	(11,448)	615
Less: Net income attributable to non-controlling interest in subsidiary	118	—	118	—
Net (loss) income attributable to Cross Country Healthcare, Inc.	$(7,602)	$914	$(11,566)	$615

Basic (loss) income per common share from:
Continuing operations	$(0.24)	$0.05	$(0.37)	$(0.04)
Discontinued operations	—	(0.02)	—	0.06
Net (loss) income attributable to Cross Country Healthcare, Inc.	$(0.24)	$0.03	$(0.37)	$0.02

Diluted (loss) income per common share from:
Continuing operations	$(0.24)	$0.05	$(0.37)	$(0.04)
Discontinued operations	—	(0.02)	—	0.06
Net (loss) income attributable to Cross Country Healthcare, Inc.	$(0.24)	$0.03	$(0.37)	$0.02

Weighted average common shares outstanding:
Basic	31,245	31,085	31,165	30,984
Diluted	31,245	31,161	31,165	30,984

7.    GOODWILL, TRADE NAMES AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2014 and December 31, 2013, the Company had the following acquired intangible assets:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization (a):
Databases	$22,425	$12,614	$9,811	$15,925	$12,103	$3,822
Customer relationships	42,004	17,164	24,840	37,304	15,125	22,179
Non-compete agreements	3,603	3,436	167	3,603	3,406	197
	$68,032	$33,214	$34,818	$56,832	$30,634	$26,198

Intangible assets not subject to amortization (a):
Goodwill			$91,109			$77,266
Trade Names			48,201			42,301
			$139,310			$119,567

(a)	Based on the timing of the MSN Acquisition, the estimated fair value of the intangible assets was recorded based on a preliminary valuation analysis. See Note 3 - Acquisitions.

As of September 30, 2014, estimated annual amortization expense for continuing operations is as follows:

Year Ending December 31:	(amounts in thousands)
2014	$993
2015	3,929
2016	3,929
2017	3,885
2018	3,800
Thereafter	18,282
$34,818

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Other Human Capital Management Services	Total
	(amounts in thousands)
Balances as of December 31, 2013
Aggregate goodwill acquired	$274,286	$43,405	$19,307	$336,998
Accumulated impairment loss (a)	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	14,554	43,405	19,307	77,266
Changes to aggregate goodwill in 2014
Goodwill acquired (b)	13,843	—	—	13,843
Balances as of September 30, 2014
Aggregate goodwill acquired	288,129	43,405	19,307	350,841
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	$28,397	$43,405	$19,307	$91,109
_______________

(a)
In the fourth quarter of 2008, a non-cash pretax impairment charge of approximately $241.0 million was recorded to reduce the carrying value of goodwill to its estimated fair value for its Nurse and Allied Staffing business segment. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase, and subsequent nurse staffing acquisitions made through 2003. In addition, in the second quarter of 2012, a non-cash pretax impairment charge of approximately $18.7 million was recorded for the Company’s Nurse and Allied Staffing reporting unit.

(b)	Goodwill acquired from the acquisition of Medical Staffing Network. See Note 3 - Acquisitions.

8.    DEBT

At September 30, 2014 and December 31, 2013, long-term debt consists of the following:

	September 30,	December 31,
	2014	2013
	(amounts in thousands)
Senior Secured Asset-Based, interest 1.75% and 3.27% at September 30, 2014 and December 31, 2013, respectively	$4,501	$8,400
Second Lien Term Loan, net of unamortized discount of $1,068, interest 7.50% at September 30, 2014	28,932	—
Convertible Notes, net of unamortized discount of $7,376, interest 8.00% at September 30, 2014	17,624	—
Convertible Notes derivative liability	14,073	—
Capital lease obligations	228	176

Total debt	65,358	8,576
Less current portion	(4,607)	(8,483)
Long-term debt	$60,751	$93

Senior Credit Facility

On January 9, 2013, the Company entered into a First Lien Loan Agreement, (the First Lien Loan Agreement or Senior Secured Asset-Based Loan), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent. The First Lien Loan Agreement was subsequently amended to allow for the sale of its clinical trials services business in February 2013 and for administrative matters.

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

On June 30, 2014, the Company and certain of its subsidiaries, as borrowers, entered into a third amendment (the Amendment) to the Company’s First Lien Loan Agreement with Bank of America, N.A., as agent, in order to, among other things, increase the Company’s borrowing capacity under the First Lien Loan Agreement and to consent to the consummation of the MSN acquisition and the incurrence by the Company of the indebtedness contemplated pursuant to the Second Lien Term Loan Agreement and the Note Purchase Agreement. The Amendment provided for, among other things, increasing the revolving credit facility under the First Lien Loan Agreement from $65.0 million to $85.0 million and increasing the letter of credit subline under the First Lien Loan Agreement from $20.0 million to $35.0 million. In addition, the termination date of the revolving credit facility under the First Lien Loan Agreement has been extended to June 30, 2017.

The Company used the increased availability under the letter of credit subline to collateralize certain insurance obligations related to the MSN acquisition. The revolving credit facility and letter of credit subline will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

As of the June 30, 2014 amendment, the First Lien Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $85.0 million, which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the First Lien Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis. Pursuant to the First Lien Loan Agreement, the aggregate amount of advances under the revolving credit facility (Borrowing Base) cannot exceed the lesser of (a) (i) $85.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the First Lien Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $18.0 million; minus (c) reserves as defined by the First Lien Loan Agreement, which include one week’s worth of W-2 payroll and fees payable to independent contractors.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of September 30, 2014, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2014, was 0.375%.

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

As of September 30, 2014, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $70.7 million based on the Company's August accounts receivable balance. The Company had $26.5 million letters of credit outstanding and $4.5 million drawn under its revolving credit facility, leaving $39.7 million available as of September 30, 2014. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Second Lien Term Loan

On June 30, 2014, the Company entered into a second lien loan and security agreement (the Second Lien Term Loan Agreement), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent.

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loans). The proceeds from the Second Lien Term Loan facility were used by the Company to pay a portion of the consideration paid in the MSN Acquisition and related fees and expenses.

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

The Convertible Notes issued in conjunction with the MSN acquisition are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. In addition, the Convertible Notes allow the issuer to exercise optional redemption features and the holder to exercise an offer to purchase feature, under certain conditions. The Company accounted for the conversion option in accordance with ASC 815. Since this conversion feature is not considered to be solely indexed to the Company’s own stock the derivative was recorded as a liability.

The Company’s Convertible Notes derivative liability has been measured at fair value at September 30, 2014 using a trinomial lattice model. The optional redemption features, along with the offer to purchase features are incorporated into the valuation model. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The inputs into the valuation model are as follows:

September 30, 2014
Closing share price	$9.29
Conversion price	$7.10
Risk free rate	2.07%
Expected volatility	40%
Dividend yield	—%
Expected life	5.75 years

The fair value of the convertible note payable derivative liability was $14.1 million at September 30, 2014.

10.	FAIR VALUE MEASUREMENTS

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

Items Measured at Fair Value on a Recurring Basis:

At September 30, 2014 and December 31, 2013, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities, Convertible Notes derivative liability and contingent consideration receivable related to the sale of its clinical trial services business.

Escrow receivable —The Company recorded the $3.75 million indemnity escrow funds related to the sale of its clinical trial services business as an escrow receivable and adjusted the amount to the estimated fair value each reporting period based on any known information. The total escrow amount was released to the Company in August 2014 relieving the escrow receivable balance. See Note 4 - Discontinued Operations for further information.

Contingent consideration receivable, performance earnout—The earn out related to the Company’s sale of its clinical trial services business was treated as a contingent consideration receivable for accounting purposes. The Company utilized Level 3 inputs to value the contingent consideration receivable as significant unobservable inputs were used in the calculation of its fair value and related to the future performance of the disposed business. The fair value of the contingent consideration receivable was adjusted to its fair value on a quarterly basis with any adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacted the contingent consideration that could have been paid to the Company. The contingency was resolved during the third quarter of 2014 resulting in no additional consideration. See Note 4 - Discontinued Operations for further information.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Convertible Notes derivative liability —The Company utilizes Level 3 inputs to value its Convertible Notes derivative liability. See Note 9 - Convertible Notes Derivative Liability and Note 2 - Summary of Significant Accounting Policies for further information.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2014 and December 31, 2013:

Fair Value Measurements

	September 30, 2014	December 31, 2013
Financial Assets:	(amounts in thousands)
(Level 3)
Escrow Receivable	$—	$3,750

Financial Liabilities:
(Level 1)
Deferred compensation	$1,482	$1,638
(Level 3)
Convertible Notes derivative liability	$14,073	$—

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized withing Level 3 of the fair value hierarchy:

	Escrow	Convertible Note
	Receivable	Derivative Liability (a)
	(amounts in thousands)
December 31, 2013	$3,750	$—
Purchases / Sales	—	6,765
Settlements	(3,750)	—
Valuation additions	—	7,308
September 30, 2014	$—	$14,073
_______________

(a)
Embedded derivative included in long-term debt on the condensed consolidated balance sheets. Embedded derivative of $6.8 million added as of June 30, 2014. Change in valuation of derivative in the three months ended September 30, 2014 was $7.3 million and is included in other expenses (income) on the condensed consolidated statement of operations. See Note 9 - Convertible Notes Derivative Liability and Note 2 -Summary of Significant Accounting Policies for further information.

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

The following table represents the carrying amounts and estimated fair values of the Company’s significant financial instruments that were not measured at fair value:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Second Lien Term Loan, net (a)	$28,932	$29,900	$—	$—
Convertible Notes, net (a)	$17,624	$18,900	$—	$—
Senior Secured Asset-Based Loan (b)	$4,501	$4,501	$8,400	$8,400
 _______________

(a)
The Second Lien Term Loan and Convertible Notes are reported at their carrying value in the accompanying condensed consolidated balance sheets. The Company determined their fair value, as presented in the table using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk.

(b)	Carrying value of the Senior Secured Asset-Based Loan approximates estimated fair value based on the short-term nature and the pricing at varying interest rates.

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

Stock Repurchase Program

During both the nine months ended September 30, 2014 and 2013, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of September 30, 2014, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. At September 30, 2014, the Company had 31,254,034 shares of Common Stock outstanding.

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

During the nine months ended September 30, 2014, 377,308 restricted stock awards and 239,585 performance stock awards were granted under the Omnibus Plan to the Company's non-employee Directors and management team. Pursuant to the Onmibus Plan the number of target shares that are issued for performance stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained, restricted stock will be issued with a vesting date of December 31, 2016, subject to the employee’s continuing employment. During the three and nine month periods ended September 30, 2014, the Company estimated it would achieve a minimum level of performance and accordingly, share-based compensation includes an immaterial cumulative adjustment for services provided in the second quarter of 2014.

The following table summarizes restricted stock awards and performance stock awards activity for the nine months ended September 30, 2014:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2014	552,231	$5.37	—	$—
Granted	377,308	$6.18	239,585	$5.81
Vested	(181,354)	$5.77	—	$—
Forfeited	(83,354)	$5.38	(17,479)	$5.77
Unvested restricted stock awards, September 30, 2014	664,831	$5.72	222,106	$5.82

During the three and nine months ended September 30, 2014, $0.4 million and $1.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 5,654 and 141,188 restricted shares of Common Stock vested in the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2013, $0.5 million and $1.6 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 180,613 restricted shares of Common Stock vested in the nine months ended September 30, 2013.

12.	SEGMENT DATA

In accordance with the ASC 280, Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S. The Company aggregates its various brands that it markets to its customers in this business segment.

●
Physician Staffing – Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under the Company's Medical Doctor Associates

(MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. The Physician Staffing business also provides certain other employees on a temporary basis to its customers.

●
Other Human Capital Management Services – Other Human Capital Management Services provides education and training programs to the healthcare industry and retained search services for physicians and healthcare executives within the U.S.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (a)	2014	2013 (a)
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$147,518	$65,580	$310,327	$202,309
Physician Staffing	32,286	33,353	92,271	97,933
Other Human Capital Management Services	9,140	9,115	27,093	28,890
	$188,944	$108,048	$429,691	$329,132

Contribution income (b):
Nurse and Allied Staffing (c)	$12,575	$4,998	$25,196	$13,665
Physician Staffing	1,478	2,243	4,103	7,031
Other Human Capital Management Services	(55)	55	(121)	879
	13,998	7,296	29,178	21,575

Unallocated corporate overhead (c)	7,836	4,831	19,216	16,618
Depreciation	1,005	890	2,796	2,952
Amortization	1,011	552	2,580	1,684
Acquisition and integration costs	2,383	—	5,425	—
Restructuring costs	—	109	755	484
Legal settlement charge	—	—	—	750
Income (loss) from operations	$1,763	$914	$(1,594)	$(913)

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
Future minimum lease payments, as of September 30, 2014, associated with these agreements with terms of one year or more are as follow:

Through Year Ending December 31:	(amounts in thousands)
2014	$1,980
2015	6,833
2016	5,442
2017	3,814
2018	1,622
Thereafter	2,624
$22,315
Legal Contingencies

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleged that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties. In 2013, the parties agreed to settle this lawsuit for $0.8 million with the understanding that such settlement is not an admission by the Company of any liability, negligence or wrong doing. The Court granted final approval of the settlement in September 2014.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company's consolidated financial position or results of operations.

Sales & Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2013 and September 30, 2014, on its condensed consolidated balance sheets.

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

For the periods ended September 30, 2014 and 2013 the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-280-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for continuing operations for the three and nine months ended September 30, 2014 was (2.3)% and (0.9)%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for continuing operations for the three and nine months ended September 30, 2014 was (15.2)% and (24.4)%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which were partly offset by the reduction in unrecognized tax benefits due to the expiration of certain statutes of limitations.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets. In the first quarter of 2014, the Company recorded a non-cash adjustment of $1.7 million primarily related to an overstatement of the valuation allowance established as of December 31, 2013. The out-of-period adjustment also decreased the net loss by the same amount or $0.06 per diluted share for the three months ended March 31, 2014. Management concluded that the adjustment was not material to its prior period financial statements and is not expected to be material to the full year results for 2014.

Unrecognized tax benefits are included in other current liabilities and other long term liabilities on the Company's condensed consolidated balance sheets. In accordance with ASC 740, Income Taxes, a reconciliation of the beginning and ending amounts of unrecognized tax benefits, including estimated interest and penalties, is as follows:

Unrecognized Tax Benefits
(amounts in thousands)

Balance at January 1, 2014	$4,986
Additions based on tax positions related to prior years	13
Additions based on tax positions related to current year	495
Settlements of tax positions related to prior years	(344)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,566)
Balance at September 30, 2014	$3,584

As of September 30, 2014, the Company had approximately $3.0 million of unrecognized tax benefits, net of deferred taxes, which would affect the effective tax rate if recognized. During the nine months ended September 30, 2014, the Company had gross increases of $0.5 million to its current year unrecognized tax benefits related to federal and state tax issues. In addition, the Company had gross decreases of $1.9 million to its unrecognized tax benefits related to settlements and the closure of open tax years.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted the provisions of this amendment during 2014, which resulted in a reclassification between other non-current liabilities and non-current deferred income tax assets of approximately $2.1 million.

The adoption did not change existing recognition and measurement requirements in our condensed consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued approximately $0.9 million and $1.0 million for interest and penalties as of September 30, 2014 and December 31, 2013, respectively.

The tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of certain states in which the statute of limitations has been extended. In mid-July of 2013, the Company received a notice of proposed audit adjustments from the State of New York. In January of 2014 the Company settled the State of New York audit for its tax years ending December 31, 2006 through 2010 for less than the amount accrued as of December 31, 2013.

15.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes the pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions amounted to approximately $6.0 million and $11.4 million for the three and nine months ended September 30, 2014, respectively. Revenue related to these transactions amounted to approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2013, respectively. Accounts receivable due from these hospitals at September 30, 2014 and December 31, 2013 were approximately $1.6 million and $0.4 million, respectively.

The Company provided staffing services to an entity that has a non-controlling interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company (68% ownership) and an unrelated third party (with 32% ownership). At September 30, 2014, the Company had a receivable balance of approximately $1.4 million and a payable balance of $0.3 million relating to these staffing services.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company had operations that were reported as discontinued operations for the nine months ended September 30, 2013 and does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

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

Our results are reported in three business segments: Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. For the quarter ended September 30, 2014, Nurse and Allied Staffing which is comprised of travel and per diem nurse and allied staffing represented approximately 78% of our total revenue. Other Nurse and Allied Staffing services include the placement of allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. Physician Staffing represented approximately 17% of our third quarter 2014 revenue and consists of temporary physician staffing services (locum tenens) in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs). Other Human Capital Management Services represented approximately 5% of our revenue and consists of healthcare professional education and training, as well as retained search services.

Acquisitions

Medical Staffing Network

On June 30, 2014, we completed the acquisition of substantially all of the assets and certain liabilities of Medical Staffing Network (MSN) for an aggregate purchase price of $48.1 million, subject to certain post-closing net working capital adjustments. We paid $44.9 million, net of cash acquired and an additional $2.5 million was deferred and is due to the seller in 21 months less any COBRA expenses incurred by us on behalf of former MSN employees over that period.

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

The acquisition has been accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, using the acquisition method. The results of the MSN Acquisition are substantially reported through Nurse and Allied Staffing.

Allied Healthcare Business

In December 2013, we acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division (the acquired allied staffing business) for an aggregate purchase price of $28.7 million, subject to certain post-closing adjustments. Excluded from the transaction were the accounts receivable, accounts payable and accrued compensation of the business being acquired. We used $24.7 million in cash on hand and $4.5 million from borrowings under our current revolver facility with Bank of America, N.A. to pay the purchase price and approximately $0.5 million in transaction costs.

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

The allied staffing business acquisition has been accounted for in accordance with ASC805, Business Combination, using the acquisition method. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. The acquired allied staffing business has been included in Nurse and Allied Staffing.

Dispositions

On February 15, 2013, we completed the sale of our clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (the “Buyer”) for an aggregate $52.0 million in cash, subject to certain adjustments. In the third quarter of 2014, the remaining Indemnity escrow related to the sale was released to us. The business segment has been classified as discontinued operations for all periods presented (see Note 4 - Discontinued Operations and Note 10 – Fair Value Measurements, to our condensed consolidated financial statements for more information).

Segment Information

In accordance with ASC 280, Segment Reporting, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S. The Company aggregates various brands that it markets to its customers in this business segment.

●
Physician Staffing – Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under the Company's Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Other Human Capital Management Services provides education and training programs to the healthcare industry and retained search services for physicians and healthcare executives within the U.S.

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

For the quarter ended September 30, 2014, our revenue was $188.9 million, and we had a loss from continuing operations of $7.5 million, or $0.24 per diluted share, primarily due to a change in the fair value of an embedded derivative in our convertible notes. Cash flow used in operations for the nine months ended September 30, 2014 was $3.1 million. We ended the third quarter of 2014 with $7.7 million of cash and cash equivalents and total debt of $65.4 million (including $7.3 million related to the change in valuation of the embedded derivative in our Convertible Notes), and a ratio of debt, net of cash, to total capitalization of 26.8%.

Nurse and Allied Staffing

In the third quarter of 2014, Nurse and Allied Staffing grew both year-over year and sequentially from a combination of robust organic growth and the impact of acquisitions. Throughout the quarter, we experienced increasing demand for our services, as well as growth in the number of health care professionals on assignment. At the end of the quarter Nurse and Allied Staffing orders were at the highest levels since October 2001 and the trends have continued into the fourth quarter. Orders are not perfectly correlated with our revenue, however, they are a strong indicator of our revenue opportunity.

Physician Staffing

In the third quarter of 2014, revenue from Physician Staffing decreased 3% year-over-year and increased 5% sequentially. The year-over-year decline was primarily volume driven, partly offset by the impact of the MSN acquisition. The sequential increase was entirely due to the impact of the MSN acquisition.

Other Human Capital Management Services

In the third quarter of 2014, revenue in Other Human Capital Management Services was essentially flat year-over-year and down slightly sequentially.

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

Business Segment	Business Measurement
Nurse and Allied Staffing	FTEs represent the average number of Nurse and Allied Staffing contract personnel on a full-time equivalent basis.

Average revenue per FTE per day is calculated by dividing the Nurse and Allied Staffing revenue by the number of days worked in the respective periods. Nurse and Allied Staffing revenue also includes revenue from the permanent placement of nurses.

Physician Staffing	Days filled is calculated by dividing the total hours filled during the period by 8 hours.
Revenue per day filled is calculated by dividing the actual revenue invoiced (excluding permanent placement fees) by Physician Staffing days filled for the period presented.

Other Financial Data
(unaudited)

	Three Months Ended
	September 30,	September 30,		Percent
	2014	2013	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,396	2,241	4,155	185.4%
Average Nurse and Allied Staffing revenue per FTE per day	$251	$318	(67)	(21.1)%

Physician Staffing statistical data:
Days filled	22,742	24,011	(1,269)	(5.3)%
Revenue per day filled	$1,428	$1,461	(33)	(2.3)%

	Nine Months Ended
	September 30,	September 30,		Percent
	2014	2013	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	4,227	2,341	1,886	80.6%
Average Nurse and Allied Staffing revenue per FTE per day	269	317	(48)	(15.1)%

Physician Staffing statistical data:
Days filled	64,690	69,861	(5,171)	(7.4)%
Revenue per day filled	1,432	1,418	14	1.0%

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	75.0	73.9	74.4	74.2
Selling, general and administrative expenses	21.6	23.6	23.1	24.1
Bad debt expense	0.1	0.2	0.2	0.2
Depreciation and amortization	1.1	1.3	1.2	1.4
Acquisition and integration costs	1.3	—	1.3	—
Restructuring costs	—	0.1	0.2	0.1
Legal settlement charge	—	—	—	0.2
Income (loss) from operations	0.9	0.9	(0.4)	(0.2)
Foreign exchange (gain) loss	—	—	—	—
Interest expense	1.0	0.2	0.6	0.2
Change in fair value of convertible note derivative liability	3.8	—	1.7	—
Loss on early extinguishment and modification of debt	—	—	—	0.4
(Loss) income from continuing operations before income taxes	(3.9)	0.7	(2.7)	(0.8)
Income tax expense (benefit)	0.1	(0.6)	—	(0.4)
(Loss) income from continuing operations	(4.0)	1.3	(2.7)	(0.4)
(Loss) income from discontinued operations, net of income taxes	—	(0.5)	—	0.6
Net (loss) income	(4.0)	0.8	(2.7)	0.2
Less: Net income attributable to non-controlling interest in subsidiary	—	—	—	—
Net (loss) income attributable to Cross Country Healthcare, Inc.	(4.0)%	0.8%	(2.7)%	0.2%

Segment Information

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

Information on operating segments and the reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (a)	2014	2013 (a)
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$147,518	$65,580	$310,327	$202,309
Physician Staffing	32,286	33,353	92,271	97,933
Other Human Capital Management Services	9,140	9,115	27,093	28,890
	$188,944	$108,048	$429,691	$329,132

Contribution income (b):
Nurse and Allied Staffing (c)	$12,575	$4,998	$25,196	$13,665
Physician Staffing	1,478	2,243	4,103	7,031
Other Human Capital Management Services	(55)	55	(121)	879
	13,998	7,296	29,178	21,575

Unallocated corporate overhead (c)	7,836	4,831	19,216	16,618
Depreciation	1,005	890	2,796	2,952
Amortization	1,011	552	2,580	1,684
Acquisition and integration costs	2,383	—	5,425	—
Restructuring costs	—	109	755	484
Legal settlement charge	—	—	—	750
Income (loss) from operations	$1,763	$914	$(1,594)	$(913)
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

The allied health staffing business of MDA has primarily consisted of higher-level allied professionals, such as physician assistants and nurse practitioners, whose job functions are becoming increasingly more similar to those of physicians than to other allied health professionals. The 2014 change in legal structure and processes, along with the current market dynamics has changed our approach/conclusion to aggregate this business with Nurse and Allied Staffing for 2014. We have revised our segments for 2014 reporting to include this business with Physician Staffing.

(b)
We define contribution income or loss from operations before depreciation, amortization, acquisition and integration costs, restructuring costs, legal settlement charges, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with ASC 280, Segment Reporting.

(c)
In 2014, we refined our methodology for allocating certain corporate overhead expenses to our Nurse and Allied Staffing segment to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

Comparison of Results for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Results of Recent Acquisitions

We are in the process of integrating the acquired businesses into our current operations, including the consolidation of branch and corporate offices and as a result, it is impracticable to separate their results from the date of acquisition. We provide information about the unaudited pro forma combined financial information as if the MSN and allied staffing business acquisitions had occurred as of January 1, 2013 to provide context to the underlying growth of the businesses.

Revenue from services

Revenue from services increased 74.9%, to $188.9 million for the three months ended September 30, 2014, as compared to $108.0 million for the three months ended September 30, 2013. The increase was entirely from Nurse and Allied Staffing as revenue from Physician Staffing declined year-over year and was essentially flat in Other Human Capital Management Services.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased 124.9%, to $147.5 million for the three months ended September 30, 2014, as compared to $65.6 million for the three months ended September 30, 2013. The year-over-year increase was a result of growth in the segment as well as the impact from the acquired businesses. On a pro forma basis, including results of the acquired businesses in both periods, revenue increased 11.6%, primarily related to higher demand for travel nurses.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended September 30, 2014 increased 185.4% from the three months ended September 30, 2013, including 3,816 FTEs from the acquired businesses. The average Nurse and Allied Staffing revenue per FTE per day decreased 21.1%, primarily due to lower average bill rates in the acquired businesses relating to mix.

Physician Staffing

Revenue from Physician Staffing decreased 3.2%, to $32.3 million for the three months ended September 30, 2014, as compared to $33.4 million for the three months ended September 30, 2013. The decrease in revenue was due to lower volume partially offset by the impact of the MSN acquisition.

Physician Staffing days filled decreased 5.3%, to 22,742 days in the three months ended September 30, 2014, as compared to 24,011 days in the three months ended September 30, 2013. Revenue per day filled for the three months ended September 30, 2014 was $1,428, down, 2.3% from the prior year.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services was $9.1 million for the three months ended September 30, 2014 and 2013. A slight increase in revenue from our education and training business was substantially offset by slightly lower revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $61.8 million or 77.4%, to $141.7 million for the three months ended September 30, 2014, as compared to $79.9 million for three months ended September 30, 2013. As a percentage of total revenue, direct operating expenses increased to 75.0% compared to 73.9% in the same prior year period, primarily due to the reset of payroll taxes for healthcare professionals transitioning to our company from the MSN acquisition, as well as higher direct costs in Physician Staffing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 60.2%, to $40.9 million for the three months ended September 30, 2014, as compared to $25.5 million for the three months ended September 30, 2013. This increase is primarily due to the acquired businesses. As a percentage of total revenue, selling, general and administrative expenses were 21.6% and 23.6%, for the three months ended September 30, 2014 and 2013, respectively.

Included in selling, general and administrative expenses is unallocated corporate overhead of $7.8 million and $4.8 million for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $3.0 million primarily due to the impact of acquisitions. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% and 4.5% for the three months ended September 30, 2014 and 2013, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing increased $7.6 million or 151.6%, to $12.6 million for the three months ended September 30, 2014, as compared to $5.0 million for the three months ended September 30, 2013. As a percentage of segment revenue, contribution income was 8.5% for the three months ended September 30, 2014, and 7.6% for the three months ended September 30, 2013. This increase was primarily due to improved operating leverage in the business.

Physician Staffing

Contribution income from Physician Staffing decreased $0.8 million or 34.1%, to $1.5 million for the three months ended September 30, 2014, as compared to $2.2 million for the three months ended September 30, 2013. As a percentage of segment revenue, contribution income was 4.6% for the three months ended September 30, 2014 and 6.7% for the three months ended September 30, 2013. This decrease was primarily due to a combination of higher professional liability expense in the three months ended September 30, 2014 and negative operating leverage.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services was a loss of $0.1 million for the three months ended September 30, 2014, as compared to income of $0.1 million for the three months ended September 30, 2013. Contribution income as a percentage of segment revenue was (0.6)% for the three months ended September 30, 2014 and 0.6% for the three months ended September 30, 2013.

Depreciation and amortization expense

Depreciation and amortization expense totaled $2.0 million for the three months ended September 30, 2014 and $1.4 million for the three months ended September 30, 2013. As a percentage of consolidated revenue, depreciation and amortization expense was 1.1% and 1.3% for the three months ended September 30, 2014 and 2013, respectively.

Restructuring Costs

There were no restructuring costs for the three months ended September 30, 2014. Restructuring costs were $0.1 million for the three months ended September 30, 2013 and primarily related to severance costs associated with the plan to reduce operating costs implemented in the second quarter of 2013.

Acquisition and Integration Costs

During the three months ended September 30, 2014, we incurred acquisition and integration costs of $2.4 million. The acquisition and integration costs were primarily related to integration costs of the MSN acquisition. No similar charges were recorded in the three months ended September 30, 2013.

Interest expense

Interest expense totaled $1.8 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to higher average borrowings in the three months ended September 30, 2014 compared to de minimis debt outstanding in the prior year quarter. The effective interest rate on our borrowings was 7.1% for the three month period ended September 30, 2014.

Change in Fair Value of Convertible Note Derivative Liability

Change in fair value of convertible note derivative liability of $7.3 million in the three months ended September 30, 2014 relates to the fair value of embedded features of our Convertible Notes. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 9 - Convertible Notes Derivative Liability). On a quarterly basis, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $0.2 million for the three months ended September 30, 2014, as compared to a benefit of $0.6 million for the three months ended September 30, 2013. The effective tax rate was (2.3)% and (79.6)% for the three months ended September 30, 2014 and September 30, 2013, respectively. The income tax expense for the three months ended September 30, 2014 was more than the statutory rate primarily due to changes in the valuation allowance resulting from the amortization of indefinite-lived intangible assets for tax purposes and the partial non-deductibility of certain per diem expenses, partly offset by a reduction in unrecognized tax benefits due to the expiration of certain statutes of limitation. The effective tax rate for the three months ended September 30, 2013 was lower than the statutory rate due to the impact of the non-deductibility of certain per diem expenses, state taxes and foreign taxes.

(Loss) Income from discontinued operations, net of income taxes

(Loss) income from discontinued operations, net of income taxes included the results from the sale of the clinical trial services business which was classified as discontinued in the three months ended September 30, 2013. See Note 4 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Comparison of Results for the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Revenue from services

Revenue from services increased 30.6%, to $429.7 million for the nine months ended September 30, 2014, as compared to $329.1 million for the nine months ended September 30, 2013. The revenue increase was entirely from Nurse and Allied Staffing and was partially offset by revenue declines in both Physician Staffing and Other Human Capital Management Services.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased 53.4%, to $310.3 million for the nine months ended September 30, 2014, as compared to $202.3 million for the nine months ended September 30, 2013. The revenue increase was related to the acquired businesses as well as robust organic growth. On a pro forma basis, including results of the acquired businesses in both periods, revenue increased 7.7% due to higher volume and higher average bill rates in the nine months ended September 30, 2014.

The average number of Nurse and Allied Staffing FTEs on contract during the nine months ended September 30, 2014, increased 80.6% from the nine months ended September 30, 2013 primarily due to the acquired businesses. The average Nurse and Allied Staffing revenue per FTE per day decreased 15.1%, primarily due to lower average bill rates in the acquired business.

Physician Staffing

Revenue from Physician Staffing decreased 5.8%, to $92.3 million for the nine months ended September 30, 2014, as compared to $97.9 million for the nine months ended September 30, 2013. The decrease in revenue is primarily due to lower volume, which was partially offset by higher revenue per day filled.

Physician Staffing days filled decreased 7.4%, to 64,690 days in the nine months ended September 30, 2014, as compared to 69,861 days in the nine months ended September 30, 2013. Revenue per day filled for the nine months ended September 30, 2014 was $1,432, a 1.0% increase from the nine months ended September 30, 2013.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services decreased 6.2%, to $27.1 million for the nine months ended September 30, 2014, as compared to $28.9 million for the nine months ended September 30, 2013. The decrease is due to a combination of lower seminar attendance and lower revenue from our retained search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $75.3 million or 30.8%, to $319.5 million for the nine months ended September 30, 2014, as compared to $244.2 million for nine months ended September 30, 2013. As a percentage of total revenue, direct operating expenses were 74.4% and 74.2% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $20.3 million or 25.7%, to $99.5 million for the nine months ended September 30, 2014, as compared to $79.2 million for the nine months ended September 30, 2013. The increase was primarily related to the impact of the acquisitions. As a percentage of total revenue, selling, general and administrative expenses were 23.1% and 24.1%, for the nine months ended September 30, 2014 and 2013, respectively.

Included in selling, general and administrative expenses is unallocated corporate overhead of $19.2 million for nine months ended September 30, 2014, compared to $16.6 million for the nine months ended September 30, 2013. As a percentage of consolidated revenue, unallocated corporate overhead was 4.5% and 5.0% for the nine months ended September 30, 2014 and 2013, respectively. Share-based compensation, included in unallocated corporate overhead, was $1.0 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. The year-over-year decline in share-based compensation was related to increased forfeitures.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing increased 84.4%, to $25.2 million for the nine months ended September 30, 2014, as compared to $13.7 million for the nine months ended September 30, 2013. As a percentage of segment revenue, contribution income was 8.1% for the nine months ended September 30, 2014, and 6.8% for the nine months ended September 30, 2013. The margin improvement was primarily due to improvement in our bill/pay spread in our organic business.

Physician Staffing

Contribution income from Physician Staffing decreased 41.6%, to $4.1 million for the nine months ended September 30, 2014, as compared to $7.0 million for the nine months ended September 30, 2013. As a percentage of segment revenue, contribution income was 4.4% for the nine months ended September 30, 2014 and 7.2% for the nine months ended September 30, 2013. This decrease was primarily due to higher professional liability expense and lower revenue.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services was a loss of $0.1 million for the nine months ended September 30, 2014, as compared to income of $0.9 million for the nine months ended September 30, 2013. The decrease in contribution income was primarily due to lower revenue and higher direct mail expenses in our education and training business.

Depreciation and amortization expense

Depreciation and amortization expense totaled $5.4 million for the nine months ended September 30, 2014, as compared to $4.6 million for the nine months ended September 30, 2013. As a percentage of consolidated revenue, depreciation and amortization expense was 1.2% and 1.4% for the nine months ended September 30, 2014 and 2013, respectively.

Restructuring Costs

During the nine months ended September 30, 2013, we initiated a restructuring plan to reduce operating costs. We recorded restructuring costs of $0.8 million and $0.5 million, in the nine months ended September 30, 2014 and 2013, respectively, primarily related to senior management severance pay.

Legal Settlement Charge

During the nine months ended September 30, 2013, we accrued $0.8 million to settle a wage and hour class action lawsuit in California, for which the Court granted final approval of the settlement in September 2014. See Note 13 - Commitments and Contingencies to our condensed consolidated financial statements.

Acquisition and Integration Costs

During the nine months ended September 30, 2014, we incurred acquisition and integration costs of $5.4 million, pretax. The acquisition and integration costs were primarily related to the MSN acquisition and the integration of the acquired allied staffing business and included transitional services as well as travel and training costs. No similar charges were recorded in the nine months ended September 30, 2013.

Loss on early extinguishment and modification of debt

In the nine months ended September 30, 2013, loss on early extinguishment or modification of debt was $1.4 million and related to a change in lenders' participations and modification of the then existing July 2012 Credit Agreement. See Note 8- Debt, to our condensed consolidated financial statements for more information.

Interest expense

Interest expense totaled $2.4 million for the nine months ended September 30, 2014 compared to $0.6 million for the nine months ended September 30, 2013. The increase in interest expense was due to a combination of higher average borrowings and higher interest rates on our borrowings. The effective interest rate on our borrowings was 5.6% for the nine month period ended September 30, 2014 compared to 2.1% in the nine month period ended September 30, 2013.

Change in Fair Value of Derivative

Change in fair value of derivative of $7.3 million in the nine months ended September 30, 2014 relates to the fair value of embedded features of our Convertible Notes. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 9 - Convertible Notes Derivative Liability). On a quarterly basis, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $0.1 million for the nine months ended September 30, 2014, as compared to a $1.4 million tax benefit for the nine months ended September 30, 2013. The effective tax rate was (0.9)% and 51.3% in the nine months ended September 30, 2014 and 2013, respectively. The income tax expense in the nine months ended September 30, 2014 included a benefit of $2.7 million from discrete items, the most significant of which related to corrections to the valuation allowance recorded at December 31, 2013 and a lapse of the applicable statute of limitations for ASC 740 Unrecognized Tax Benefits. Excluding those discrete items, income tax expense was $2.8 million reflecting the impact of changes in the valuation allowance resulting from amortization of indefinite lived intangibles for tax purposes, as well as partial non-deductibility for certain per diem expenses and to a lesser extent state and foreign taxes, offsetting the tax benefit arising from the continuing loss. The effective tax rate for the nine months ended September 30, 2013 was lower than the statutory rate due to the impact of the non-deductibility of certain per diem expenses offset by additional state and foreign taxes.

Income (loss) from discontinued operations, net of income taxes

Income (loss) from discontinued operations, net of income taxes includes the results from the sale of the clinical trial services business which was classified as discontinued in the nine months ended September 30, 2013. Income from discontinued operations, net of tax of $1.9 million included a $4.0 million gain ($1.7 million net of taxes) on the sale of our clinical trial services business in the nine months ended September 30, 2013. See Note 4 –Discontinued Operations, to our condensed consolidated financial statements for more information.

Transactions with Related Parties

We provided services to hospitals which are affiliated with certain members of our Board of Directors. We believe the pricing for these services is consistent with our other hospital customers. Revenue related to these transactions amounted to approximately $6.0 million and $11.4 million for the three and nine months ended September 30, 2014, respectively. Revenue related to these transactions amounted approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2013, respectively. Accounts receivable due from these hospitals at September 30, 2014 and December 31, 2013 were approximately $1.6 million and $0.4 million, respectively.

MSN provided staffing services to an entity that has a non-controlling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN (68% ownership) and an unrelated third party (with 32% ownership).  At September 30, 2014, we had a receivable balance of approximately $1.4 million and a payable balance of $0.3 million relating to these staffing services.

Liquidity and Capital Resources

As of September 30, 2014, we had a current ratio, defined as the amount of current assets divided by current liabilities, of 2 to 1. Working capital increased to $65.6 million as of September 30, 2014 from $39.0 million as of December 31, 2013 primarily due to the MSN acquisition.

We financed the purchase price of MSN using $55.0 million in new subordinated debt consisting of a $30.0 million, 5-year term loan and $25.0 million of convertible notes having a 6-year maturity and a conversion price of $7.10. We also amended our loan agreement with Bank of America. N.A. to increase our borrowing capacity under our senior secured asset-based revolving credit facility from $65.0 million to $85.0 million. See Note 8 - Debt and Note 9 - Convertible Notes Derivative Liability for further information.

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

Net cash used in operating activities was $3.1 million in the nine months ended September 30, 2014, compared to $11.6 million provided by operating activities in the nine months ended September 30, 2013. Net cash flow provided by discontinued operations was approximately $0.1 million in the nine months ended September 30, 2013. The increased usage in cash in the nine months ended September 30, 2014 was primarily due to an increase in accounts receivable coupled with acquisition and integration costs related to MSN and the allied health staffing business acquired in December of 2013 The number of days’ sales outstanding was 52 days at September 30, 2014 compared to 49 days and 51 days at September 30, 2013 and December 31, 2013, respectively.

Investing activities used $44.9 million in the nine months ended September 30, 2014, compared to $45.0 million provided by investing activities in the nine months ended September 30, 2013. As previously noted, we acquired substantially all of the assets and certain liabilities of MSN in the second quarter of 2014 for a purchase price of $48.1 million, net of cash acquired. During the nine months ended September 30, 2013, we sold the clinical trial services business with net proceeds from the sale of $45.7 million which included costs to sell the business. We used $3.8 million for capital expenditures in the nine months ended September 30, 2014 compared to $0.7 million in the nine months ended September 30, 2013. The capital expenditures in the nine months ended September 30, 2014 included $0.9 million of tenant improvements funded by our landlord due to the relocation of our Physician Staffing headquarters.

Net cash provided by financing activities during the nine months ended September 30, 2014, was $47.6 million compared to net cash used in financing activities of $34.4 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, excluding non-cash changes, we increased our debt by $48.9 million primarily to fund the acquisition of MSN, including acquisition related expenses, and to fund integration efforts from our allied health acquisition as well. In addition, we used $1.1 million for debt issuance costs related to the financing of the MSN acquisition. In the nine months ended September 30, 2013, we repaid total debt, net of borrowings, of $33.6 million using the proceeds from the sale of clinical trial services business. In addition, we used $0.5 million to pay debt issuance costs related to our First Lien Loan Agreement.

Stockholders’ Equity

Stock Repurchase Program

As of September 30, 2014, we may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the our First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in the First Lien Loan Agreement, we may repurchase up to an aggregate amount of $5.0 million of our Equity Interests (as defined in the Loan Agreement). During the nine months ended September 30, 2014 and September 30, 2013, we did not repurchase any shares under our February 2008 Board of Directors’ authorization.

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

During the nine months ended September 30, 2014, 377,308 restricted stock awards and 239,585 performance stock awards were granted under the Omnibus Plan to our non-employee Directors and management team. Pursuant to the Omnibus Plan the number of target shares that are issued for performance stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained, restricted stock will be issued and with a vesting date of December 31, 2016, subject to the employee’s continuing employment.

Debt

Senior Credit Facility

On January 9, 2013, we entered into a First Lien Loan, (the First Lien Loan Agreement or Senior Secured Asset-Based), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent. The First Lien Loan Agreement was subsequently amended to allow for the sale of our clinical trials services business in February 2013 and for administrative matters.

On June 30, 2014, we entered into a third amendment (the Amendment) to the First Lien Loan Agreement dated as of January 9, 2013 with Bank of America, N.A., as agent, in order to, among other things, increase our borrowing capacity under the First Lien Loan Agreement and to consent to the consummation of the MSN acquisition and the incurrence of the indebtedness contemplated pursuant to the Second Lien Term Loan Agreement and the Note Purchase Agreement. The Amendment provides for, among other things, increasing the revolving credit facility under the First Lien Loan Agreement from $65.0 million to $85.0 million and increasing the letter of credit subline under the First Lien Loan Agreement from $20.0 million to $35.0 million. In addition, the termination date of the revolving credit facility under the First Lien Loan Agreement has been extended to June 30, 2017.

We used the increased availability under the letter of credit subline to collateralize certain insurance obligations related to the MSN acquisition. The revolving credit facility and letter of credit subline will be used to provide ongoing working capital and for other general corporate purposes.

As of September 30, 2014, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2014, was 0.375%.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of September 30, 2014, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $70.7 million based on the our August accounts receivable balance. We had $26.5 million letters of credit outstanding and $4.5 million drawn under the revolving credit facility, leaving $39.7 million available as of September 30, 2014. The letters of credit relate to our workers’ compensation and professional liability insurance policies. For additional information refer to Note 8- Debt to our condensed consolidated financial statements.

Second Lien Term Loan

On June 30, 2014, we entered into a second lien loan and security agreement (the Second Lien Term Loan Agreement), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent.

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loans). The proceeds from the Second Lien Term Loan Facility were used to pay a portion of the consideration for the MSN acquisition and related fees and expenses.

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

In conjunction with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of these Convertible Notes. As required by ASC 815, the embedded derivative is required to be accounted for as a derivative liability at fair value in our condensed consolidated financial statements. Refer to Note 9 - Convertible Notes Derivative Liability for further information.

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

Commitments and Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

The following table reflects our contractual obligations and other commitments as of September 30, 2014.

Commitments	Total	2014	2015	2016	2017	2018	Thereafter
	(amounts in thousands)
Senior Secured Asset-Based (a)	$4,501	$4,501	$—	$—	$—	$—	$—
Second Lien Term Loan (a)	30,000	—	—	—	—	—	30,000
Convertible Notes	25,000	—	—	—	—	—	25,000
Capital lease obligations	228	27	107	71	13	8	2
Operating leases obligations (b)	22,315	1,980	6,833	5,442	3,814	1,622	2,624
	$82,044	$6,508	$6,940	$5,513	$3,827	$1,630	$57,626
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

Critical Accounting Principles and Estimates

Derivative Liability

In accordance with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of the Convertible Notes. The Convertible Notes derivative liability has been measured at fair value using a trinomial lattice model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the valuation model are as follows:

September 30, 2014
Closing share price	$9.29
Conversion price	$7.10
Risk free rate	2.07%
Expected volatility	40%
Dividend yield	—%
Expected life	5.75 years

The fair value of the convertible note payable derivative liability was $14.1 million at September 30, 2014.

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. We had operations that were reported as discontinued operations for the nine months ended September 30, 2013 and we do not expect the adoption of this guidance to have a material effect on our financial position, results of operations, or cash flows.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 8 - Debt to our condensed and consolidated financial statements. During the nine months ended September 30, 2014 or 2013, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of September 30, 2014, in conjunction with the MSN acquisition, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 9 - Convertible Notes Derivative Liability). On a quarterly basis, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. As of September 30, 2014, a $1 decrease or increase in our stock price would have resulted in a change in the valuation of the embedded derivative by approximately $3.0 million and a 1% decrease or increase in interest rates would have resulted in a change in the valuation of the derivative of approximately $0.7 million.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that management continued its remediation efforts during the first nine months of 2014 related to the above-described material weakness.

A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

In connection with the On Assignment, Inc.'s Allied Healthcare Staffing division (the acquired allied staffing business) and Medical Staffing Network Healthcare, LLC (MSN) acquisitions in December 2013 and June 2014, respectively, we began implementing standards and procedures at the acquired allied staffing business and MSN, including upgrading and establishing controls over accounting systems to ensure that we have in place appropriate internal control over financial reporting at the acquired allied staffing business and MSN. These changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2013 and second fiscal quarter of 2014 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleged that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties. The Court granted final approval of the settlement in September 2014.

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

September 30, 2014
(amounts in thousands)

Total principal amount of debt	59,728
Total Cross Country Healthcare stockholders' equity	149,709
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

•	we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have a material adverse effect on our business.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: November 6, 2014	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Financial Officer)

CROSS COUNTRY HEALTHCARE, INC.

Date: November 6, 2014	By:	/s/ Nicholas Buscemi III
Nicholas Buscemi III Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

*10.1
Fourth Amendment to Loan and Security Agreement, dated October 20, 2014, by and among Cross Country Healthcare, Inc and certain of its subsidiaries, as Borrowers, the Lender referenced therein, and Bank of America, N.A., as agent

*18.1	Letter re Change in Accounting Principles

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith