Form 10-K
period 2014-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2015-03-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2014 of $6.52 as reported on the NASDAQ National Market, was $201,393,913. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 28, 2015, 31,931,356 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2015 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2015.

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

Overview of Our Company

Cross Country Healthcare, Inc. (NASDAQ: “CCRN”) is a national leader in providing leading-edge healthcare recruiting, staffing, and workforce solutions. Through diversified offerings, we are able to meet the unique needs of each client. By utilizing our diversified healthcare solutions, clients are able to strategically flex their workforce, streamline their purchasing needs, access specialties not available in their local area, and access quality healthcare personnel to provide continuity of care for improved patient outcomes. Our solutions are geared towards assisting our clients to solve their labor cost issues while maintaining high quality outcomes.

Our workforce solutions include:

●    managed service programs (MSP);
●    electronic medical record (EMR) transition staffing;
●    internal resource pool (IRP) consulting and development;
●    recruitment process outsourcing (RPO);
●    predictive modeling analysis to assist in forecasting labor needs;
●    payrolling;

●	traditional recruiting and staffing of temporary and permanent placement of travel nurses and allied professionals, branch-based local nurses and allied staffing and locum tenens physicians; and
●    education and training programs, and retained and contingent search services.

We service a variety of clients, including public and private acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers and many other healthcare providers. Our business currently consists of three business segments: (1) Nurse and Allied Staffing, (2) Physician Staffing and (3) Other Human Capital Management Services. Our fees are paid directly by our clients and in certain instances by vendor managers. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

In December 2013, we acquired the assets of On Assignment, Inc.’s Allied Healthcare Staffing division, and in June 2014 we acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC ("MSN"). These acquisitions allowed us to: (1) add new skillsets to our traditional staffing offerings, (2) expand our local branch network, which has allowed us to expand our local market presence and our MSP business, (3) diversify our customer base into the local ambulatory care and retail market, which provided more balance between our large volume based customers and our small local customers, and (4) better position us to take additional market share at our MSP accounts. Subsequent to the MSN acquisition, we centralized billing, payroll, credentialing, and other back office functions of the acquired businesses to realize cost savings. In addition, we successfully migrated these operations onto a common information system platform with our local branch network for efficiency purposes. For more information on this acquisition, see Note 3 - Acquisitions to the consolidated financial statements contained elsewhere in this report.

Our operations reflect a diversified revenue mix across healthcare customers. For the full year 2014, our revenue from continuing operations was $618 million. Our Nurse and Allied Staffing business segment was 74% of revenue and is comprised of travel nurse, travel allied and branch-based local nurse and allied staffing. Our Physician Staffing business segment was 20% of our revenue and consists of physician staffing services with placements across multiple specialties. Our Other Human Capital Management Services business segment was 6% of our revenue and consists of education and training, as well as retained and contingent search services primarily for physicians and healthcare executives. On a company-wide basis, we have more than 6,000 active contracts with healthcare clients, and we provide our staffing services and workforce solutions in all 50 states. In 2014, no client accounted for more than 10% of our revenue. For additional financial information concerning our business segments see Note 17 - Segment Information to the consolidated financial statements, contained elsewhere in this report.

Competition

The principal competitive factors in attracting and retaining healthcare clients nationally in our nurse, allied, and physician staffing businesses include: timely filling client needs, price, customer service, quality assurance and screening capabilities, understanding the client’s work environment, risk management policies, insurance coverage, and general industry reputation.  The principal competitive factors in attracting qualified healthcare professionals for temporary employment include: a large national pool of desirable assignments, pay and benefits, speed of placements, customer service, quality of accommodations, and overall industry reputation. We focus on retaining healthcare professionals by providing high-quality customer service, long-term benefits (to employees), and occurrence-based medical malpractice insurance.

We believe we are one of the two largest full-service healthcare staffing providers with a national footprint, as the market is very fragmented with many regional and local competitors. Similarly, we compete against many small to moderate size locum tenens physician staffing companies on a regional and local basis and only a few nationally. We believe we are one of the top four providers of locum tenens physician staffing services in the United States, and one of the top providers of retained and contingent physician and healthcare executive search services and education and training programs in the healthcare marketplace. Some of our competitors in the healthcare staffing, workforce solutions, education and search businesses include: AMN Healthcare Services, Inc., CHG Healthcare Services, Maxim Healthcare, Jackson Healthcare, Team Health, Parallon, MedAssets, PESI Healthcare and Witt Kiefer.

We believe we benefit competitively from the following:

Breadth of Services Offered and Workforce Solutions. We are able to offer an end-to-end suite of services and workforce solutions to our healthcare clients for today's environment. We customize our workforce solutions to meet their unique needs, and we have expertise in and have developed best practices from working with a large variety of healthcare clients throughout the country for many years.

Managed Service Provider Capabilities. By leveraging technology and our single-point of contact service model, we are able to provide managed service programs to our clients. We provide strategic and operational advantages for our healthcare clients by streamlining processes. We efficiently manage candidate hiring, simplify contracting and billing, provide consistent quality credential verification and candidate testing, and drive improved usages through tracking and trending reports.

Expansive National Footprint. We have more than 70 locations throughout the United States, which allow us to cross-sell opportunities to both travel and per diem clients. In addition, the local branch network is available to provide per diem healthcare professionals to our MSP clients in their markets.

Brand Recognition. We go to market with four businesses using a variety of brands which are well-recognized among leading hospitals and healthcare facilities and many healthcare professionals. These four businesses have been operating for more than twenty years.

Strong and Diverse Client Relationships. We provide healthcare staffing and workforce solutions to a diverse client base throughout the United States pursuant to more than 6,000 active contracts with hospitals and healthcare facilities, and other healthcare providers. As a result we have a diverse choice of assignments for our healthcare professionals to choose from.

Recruiting and Placement of Healthcare Professionals. In 2014, more than 17,000 healthcare professionals applied with us through our differentiated nursing and allied healthcare recruitment brands. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions.

Certifications. The staffing businesses of our Cross Country Staffing and Medical Staffing Network brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. In addition, Credent Verification and Licensing Services, a subsidiary of Medical Doctor Associates, is certified by the National Committee of Quality Assurance -- one of only a handful of competitors to achieve such certification.

Experienced Management Team. On average, our management team has more than 17 years of staffing experience. Led by our CEO, a 30-year staffing industry veteran who joined the Company in April 2013, the Company has undergone leadership changes and strengthened its leadership team by bringing in experienced executives.

Demand and Supply Drivers

Demand Drivers

Growing U.S. Population and Increased Life Expectancy. One long-term macro driver of our business is demographic in nature -- a growing U.S. population. The U.S. Census Bureau projects the American population will cross the 400 million mark in 2051, reaching 420.3 million in 2060. (U.S. Census Bureau). In addition to this increased number of people who will seek healthcare, the life expectancy of the U.S. population has continued to increase from 76.64 years in 2000 to 78.74 just twelve years later in 2012 due in large part to significant progress in the prevention, diagnosis, and treatment of certain diseases.

Aging U.S. Population. Utilization of healthcare services is higher among older people, and the number of people age 65 and older is projected to more than double from 43.1 million in 2012 to 92 million in 2060 -- while over this same period the number of people age 85 and older is projected to more than triple from 5.9 million to 18.2 million or 4.3% of the total population (U.S. Census Bureau). As of 2012, baby boomers already made up 24.3% of the total U.S. population, and by December 31, 2029, the last of the boomers will turn 65 (CNN Library, September 1, 2014). Based on the most recent data from a 2010 report by the U.S. Department of Health and Human Services, there were over 1 billion physician office, hospital outpatient and emergency department visits in the United States in 2010. People aged 65 and over averaged at least four healthcare visits in 2012 (U.S. Centers for Disease Control and Prevention - Health, United States, 2013). The American Hospital Association (AHA) has also projected the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030.

Healthcare Reform Increases Healthcare Utilization. We believe the Patient Protection and Affordable Care Act of 2010 (“ACA”) is beginning to increase the demand for healthcare professionals in order to accommodate the significant number of new patients who are beginning to use these health benefits. In January 2014, two major ACA coverage expansion programs started helping consumers pay for healthcare: one provides for federal funding to states that expand Medicaid eligibility and the other established the public health exchange program that allows consumers to buy “qualified health plan coverage" from private insurers. In May 2014, three of the largest publicly-traded hospital systems in the U.S. reported the Medicaid expansion program is having a positive effect on hospital admissions in Medicaid expansion states, and admissions of uninsured patients and patients who would be depending on charity fell in Medicaid expansion states and increased slightly in non-expansion states. Over time, more people are expected to respond to the new coverage options, and enrollment is projected to increase sharply in 2015 and 2016. Starting in 2017, between 24 million and 25 million people are expected to obtain coverage each year through exchanges (May 2013 Report by U.S. Congressional Budget Office). The Center for Medicaid and Medicare Services estimates total health spending will be approximately 19.9% of the country’s gross domestic product (GDP) by 2022 (December 2013, Center for Medicaid and Medicare Services). We believe the decrease in uninsured admissions will ultimately provide relief to hospitals' profitability, which will allow them to raise staffing levels in order to meet the increased volume of patients and reach the prescribed quality benchmarks.

Lower Unemployment. After declining in the first quarter of 2014, the U.S. GDP surged over the second and third quarters (December 2014 U.S. Healthcare Staffing Growth Assessments, by Staffing Industry Analysts). In 2014, a total of 2.94 million jobs were added, with 311,000 healthcare jobs accounting for almost 11% of the total jobs. December 2014 also marked the 11th consecutive month of job gains above 200,000 - the longest stretch since 1994. In addition, in December 2014 the unemployment rate was 5.6% - the lowest rate since June 2008, which should increase the number of people with employer-sponsored health insurance. (January 9, 2015, U.S. Bureau of Labor and Statistics Employment Report). As a result, we expect the recovering economy to result in higher hospital admissions, thus requiring more of our healthcare staffing services. The creation of additional jobs in the healthcare market should increase demand for our services as our temporary staff are typically hired to replace registered nurses and other healthcare workers taking vacation and leaves of absence.
Rise in Use of Temporary Workforce. The penetration of temporary workers is at an all-time peak of 2.13%, up 11 basis points since December 31, 2013 and up 61 basis points since December 31, 2008 (U.S. Bureau of Labor Statistics). We believe contingent labor is being used more strategically, as an increase in the use of temporary workers typically allows for cost-effective, time-sensitive solutions to specific business needs and allows organizations to leverage the skills of temporary workers while maintaining a lean staff of traditional permanent employees. Within the healthcare sector, we believe the impact of ACA and the improving economy have exacerbated hospitals’ needs for more flexibility to match revenue and payroll. We believe hospitals will maintain a lower percentage of permanent staff over time and will supplement their staffing needs with temporary healthcare professionals to allow them to flex their workforce up and down in order to address cost concerns, patient census needs and value-based purchasing needs.

Ambulatory Care. In 2013, ambulatory services employed 45% of healthcare workers compared to 33% employed by hospitals, a 2% increase since 2012. Employment by ambulatory centers grew nearly 15% from 2008 to 2013, compared to hospital employment which grew only 4% during the same period (U.S. Healthcare Staffing Growth Assessment, Staffing Industry Analyst, December 2014). We believe the ambulatory care market provides a robust area of growth for healthcare staffing agencies with a strong local market presence, as well as agencies that are able to provide Advanced Practitioners, such as Nurse Practitioners and Physicians Assistants, who frequently provide oversight in ambulatory settings.
Electronic Medical Records Implementations. Many hospitals and physician groups continue to undergo EMR implementations. We believe the demand for our staffing services will continue to be positively impacted in the short term from new deadlines adopted by CMS regarding EMR implementations, because hospitals often use temporary staff to fill in for permanent staff being trained on new technologies. Stage 2 compliance for EMR implementations has been extended through the end of 2016 for “meaningful use” for Medicare and Medicaid EMR Incentive Programs, and Stage 3 has been extended to the beginning of 2017 for those providers that have completed at least two years in Stage 2 (December 2013, Center for Medicaid and Medicare Services).
Nursing Shortage. Assuming registered nurses continue to train at current levels (accounting for both new entrants and attrition), the national RN supply is expected to grow from 2,897,000 full-time equivalents (FTEs) in 2012 to 3,849,000 FTEs in 2025. The nationwide demand for registered nurses, however, is projected to grow by only 21% (U. S. Department of Health and Human Services, December 2014). However, projections at the national level do not take into account an imbalance of RNs at the state level, where many states are projected to experience a smaller growth in RN supply relative to their state-specific demand resulting in a shortage of RNs by 2025 (U. S. Department of Health and Human Services, December 2014). We believe the following factors will contribute to new growth in demand for nurses: the changing landscape of the healthcare industry with emerging care delivery models and a focus on managing health status and preventing acute health issues (e.g., nurses taking on new and/or expanded roles in preventive care and care coordination), an improving economy, the uncertain level of newly insured individuals into the healthcare market, and the number of registered nurses that re-entered the workforce during the economic downturn that are now likely to leave their jobs once the economy fully recovers.

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
Physicians Seeking Full-Time Employment. Hospitals are seeking to gain market share by increasing their referral base and capturing admissions while physician practices are facing a combination of factors that include: stagnant or declining reimbursement rates, increased regulatory burden, rising costs, greater risk associated with operating a private practice, and an increased desire for a better work-life balance. Becoming hospital staff provides a physician with financial certainty and the ability to focus more on practicing medicine. Over the long term, we believe this shift in employment will increase demand for locum tenens physicians, because hospitals will need to fill open positions when these staff physicians take vacation time, leaves of absence, and attend continuing education seminars. Generally speaking, employed physicians are expected to offer fewer hours of service than their self-employed counterparts, which may further exacerbate the shortage of physicians. In addition, we believe this shift in employment will also create more demand for our physician search business as hospitals seek to fill more permanent positions.

Supply Drivers

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
Economic Growth. Many RNs who entered the workforce during the economic downturn are likely to leave their jobs once the economy fully recovers (New England Journal of Medicine, April 2012). In connection with a statement by the Tri-Council of Nursing (July 2010), Dr. Peter Buerhaus, Associate Dean of Vanderbilt University’s School of Nursing, stated that once the jobs recovery begins and RNs’ spouses rejoin the labor market, many currently employed RNs could leave the workforce and their exit could be swift and deep. This includes many of the more than 100,000 RNs over the age of 50 that re-entered the workforce during 2007 and 2008, who are a part of the nearly 900,000 working RNs over the age of 50, of which Buerhaus expects large numbers of them to retire in the years ahead - independent of the pace and intensity of a jobs recovery. As these RNs leave permanent positions and transition to retirement, many may seek temporary or flexible assignments with travel or branch-based local staffing agencies to supplement their retirement income. In addition, we believe as the volume of orders for temporary positions increase and as wages increase, many staff nurses will have confidence to enter the travel nurse market and improve the supply.
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
Increase in Number of Younger RN Graduates. In 2011, Dr. Buerhaus noted a 62% increase in the number of 23-26 year olds who entered the RN workforce between 2002 and 2009 (Health Affairs, December 5, 2011). This reflects an estimated 86% increase in the annual number of RN-BSN graduates, and a 67-percent increase in graduate degree awards, over just the past four years. (U.S. Nursing Workforce: Trends in Supply and Education, U.S. Department of Health and Human Services, April 2013). We believe the increased number of RNs over 56 years old also represents older RNs who have delayed retirement or who returned to the workforce during the last recession. The primary supply of contract nurses are typically from the younger population, so this influx of younger RNs in the workforce should increase the supply of contract nurses for healthcare staffing companies.
Nurse Licensure Compact Promoting Mobility for RNs. Currently, 24 states have implemented the Nurse Licensure Compact. The National Council of State Boards of Nursing created this mutual recognition plan to allow RNs and licensed practical nurses who reside in those 24 states to practice under the same license in states that have adopted this mutual recognition model. It eliminates the time and expense of obtaining a license in a new state and promotes a more streamlined and flexible licensure process, thereby enhancing the mobility of the nurse labor force.
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
Our Business Strategy

Our long-term business strategy is to expand our market share and profitability by executing the following four (4) key elements:

Strengthening and expanding current and new client relationships with hospitals and healthcare facilities by delivering innovative workforce solutions. We deliver flexible workforce solutions customized to meet the unique needs of each client. Our full suite of service offerings include: MSP services, EMR transition staffing, IRP consulting and development, RPO services, payrolling optimal workforce solutions, and predictive analytics. Each of our businesses enjoy strong customer relationships that may serve as a platform to sell our workforce solutions. As a result, we continue to invest in sales and marketing to increase market share through cross-collaboration of our businesses.

Using our expansive branch network to improve our fill rate at current MSP accounts and expand our MSP offerings in the ambulatory care market. We believe our large national footprint will allow us to (i) increase our market share at our current MSPs by improving our fill rate of per diem, local and allied healthcare staffing professionals and (ii) sell our MSP services to clients of our branch-based network.

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

Business Overview

Services Provided

Nurse and Allied Staffing Segment

Our Nurse and Allied Staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing through our Cross Country Staffing™ brand. We provide flexible workforce solutions to the healthcare market through diversified offerings designed to meet the special needs of each client, including: MSP services, EMR implementation and transition staffing, IRP consulting and development, RPO services, optimal workforce solutions, payrolling, and predictive modeling. Our clients include: public and private acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. The Joint Commission has certified our Nurse and Allied Staffing businesses under its Health Care Staffing Services Certification Program. Our Nurse and Allied Staffing revenue and operating income is set forth in Note 17 - Segment Information to the consolidated financial statements.

The majority of our revenue is generated from staffing RNs on long-term contract assignments (typically 13-weeks in length) at hospitals and health systems using various brands. While the typical lead-time to staff a travel healthcare professional is four to five weeks, we also have candidates who are pre-qualified and ready to begin assignments within one to two weeks at a hospital client that has an urgent need. Additionally, we offer a short-term staffing solution of RNs, licensed practical nurses, and certified nurse assistants on per diem and short-term assignments through our national network of local branch offices. We also provide travel allied professionals on long-term contract assignments to hospitals, schools and skilled nursing facilities under the Cross Country Staffing® brand, and we provide more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical settings.

Physician Staffing Segment

We provide physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under our Medical Doctor Associates™ (MDA) brand as independent contractors on temporary assignments throughout the United States at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. The Physician Staffing revenue and operating income is set forth in Note 17 - Segment Information to the consolidated financial statements.

Other Human Capital Management Services

We provide education and training programs to the healthcare industry and we also provide retained and contingent search services for physicians and healthcare executives. The revenue and operating income of our Other Human Capital Management Services Segment is set forth in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17.”

Our Cross Country Education® (CCE) subsidiary, headquartered in Brentwood, Tennessee, offers “in person” one-day seminars, conferences and e-learning through various independent contractors who are experts in their field on topics pertaining to their profession. CCE is an approved provider of continuing education with more than 30 professional healthcare associations, and also works with national and state boards and associations. CCE is expanding its online presence and intends to continue to move toward a greater offering of blended learning opportunities for a professional that combines live seminar offerings with audio and e-learning products.

Our Cejka Search® (Cejka) subsidiary is headquartered in Creve Coeur, Missouri. Cejka has been a leading physician, executive, advanced practice and allied health retained and contingent search firm for more than twenty years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, advanced use of recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka completes hundreds of search assignments annually for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, accountable care organizations (ACOs), managed care and other healthcare organizations.

Our Business Model

We have developed and will continue to focus our business model on growing market share and achieving greater profitability through higher efficiencies, all while continuing to offer the highest possible quality services to our healthcare facilities and our healthcare workers and physicians.

Marketing and Recruiting Healthcare Professionals

We operate differentiated brands to recruit nurses and allied professionals. We believe our multi-brand recruiting model helps us reach a larger volume and a more diverse group of candidates to fill open positions at our clients throughout the United States in various clinical settings and in many different geographic areas. We believe nurses and allied professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, scheduling options, as well as a high level of customer service. Our benefits may include professional liability insurance, 401(k) plan, health insurance, reimbursed travel, per diem allowances and housing. In 2014, more than 17,000 nurse and allied healthcare professionals applied with us through our recruitment brands. Each of our nurse and allied healthcare professionals is employed by us under the terms of a written agreement, which typically provides for hourly wages and any other benefits they are entitled to receive during the assignment period.

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

Sales and Marketing to Hospitals and Healthcare Facilities

We market our Nurse and Allied Staffing services to our hospital and healthcare facility clients using our Cross Country Staffing® (CCS), Medical Staffing Network™, and Allied Health Group brands. CCS typically contracts with our nurse and allied healthcare clients on behalf of itself and all of our other brands. Our traditional staffing includes temporary and permanent placement of travel nurses and allied professionals, branch-based local nurses and allied staffing, and physicians. We provide healthcare staffing opportunities to our healthcare professionals, and staffing and workforce solutions to our healthcare clients in all 50 states. We provide flexible workforce solutions to the healthcare market through diversified offerings meeting the special needs of each client. Our services include: MSP services, EMR transition staffing and upgrading, IRP consulting and development, RPO services, optimal workforce solutions, and predictive modeling. Our clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. Orders for open positions and other services are entered into our various databases and are available to recruiters. Account managers, who develop relationships with our clients to understand their specific clinical settings and culture, submit candidate profiles to clients, and confirm offers and placements with the healthcare facility. In 2014, the market for Nurse and Allied Staffing was estimated to be approximately $7.6 billion, of which $1.9 billion was travel nursing, $2.8 billion was per diem staffing and $2.9 billion was allied healthcare staffing (U.S. Healthcare Staffing Growth Assessment, Staffing Industry Analyst, December 2014).

MDA markets its physician staffing operations to hospitals and other healthcare facilities on a national basis. We believe we attract physicians based on our wide variety of open positions in various specialties at locations throughout the United States, as well as our excellent long-standing reputation. Our recruiters use our large database of physicians and their expertise in their given specialties to contact physicians to schedule short and long-term engagements at healthcare customers. MDA successfully operates a multi-site business model with employees at several locations. Historically, our locum tenens business operated as a single desk model, with recruiters responsible for recruiting physicians, sourcing open positions, and collecting amounts due from customers. In late 2014, however, MDA transitioned to a split desk model with regional sales associates and a shared team of specialist recruiters.

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

Cejka markets its retained and contingent search services to healthcare clients primarily through industry professional organizations, direct marketing, Cejka’s website and word of mouth. Cejka identifies candidates to fill retained and contingent search positions using social networking, client referrals, and various other marketing technologies. Utilizing their expertise, Cejka’s consultants review the specific skillsets necessary for a particular position and identify candidates who meet those particular needs. Cejka performs educational and reference checks, as well as other credentialing items specifically requested by healthcare clients as part of its placement services.

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

Client Billing

We bill our nurse and allied employees at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and other requirements, as well as any travel and housing arrangements, where applicable. The shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the transactions billable to the clients.

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

Operations

Our nurse, allied and physician businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians and client healthcare facilities through operation centers located in Boca Raton, Florida; Malden, Massachusetts; Tampa, Florida; Newtown Square, Pennsylvania; and Berkeley Lake, Georgia. In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service and risk management. At December 31, 2014, we had more than 70 branch office locations.

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

Information Systems

Our placement and support operations are enhanced by sophisticated information systems that facilitate interaction between our recruitment and support activities. Our proprietary and hosted information systems enable us to manage virtually all aspects of our operations. We believe these systems can accommodate significant future growth of our business. In addition, their scalable design allows further capacity to be added to the existing hardware platform. Our systems provide support to our facility clients, field employees and independent contractors, and enable us to efficiently fulfill and renew job assignments. Our systems also provide detailed information on the status and skillset of each candidate and independent contractor. In addition to our domestic information systems team, certain software development and information technology support is provided by our employees based in Pune, India.

Our financial, management reporting and human resources systems are managed on leading enterprise resource planning software suites that provides modules used to manage our accounts receivable, accounts payable, general ledger, billing and human resources. These systems are designed to accommodate future growth in our business.

Risk Management, Insurance, and Benefits

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

Employees

As of December 31, 2014, we had approximately 1,630 corporate employees. During 2014, we employed an average of 6,311 full-time equivalent field employees in our Nurse and Allied Staffing pro forma for the MSN acquisition. During 2014, we utilized approximately 1,520 independent contractors in our Physician Staffing business. We are not subject to a collective bargaining agreement with any of our employees. We consider our relationship with employees to be good.

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

The following risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicted in the forward-looking statements we make about our business.

Decreases in demand by our clients may adversely affect the profitability of our business.

Among other things, changes in the economy, a decrease or stagnation in the general level of in-patient admissions or out-patient services at our clients’ facilities, uncertainty regarding federal healthcare law and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, and create organizations capable of managing population health, demand for our services could decrease. Decreases in demand for our services may affect our ability to provide attractive assignments to our healthcare professionals thereby reducing our profitability.

Our clients may terminate or not renew their contracts with us.

Our arrangements with hospitals, healthcare facilities and physician group clients are generally terminable upon 30 to 90 days’ notice. These arrangements may also require us to, among other things, guarantee a percentage of open positions that we will fill. We may have to pay a penalty or a client may terminate our contract if we are unable to meet those obligations, either of which could have a negative impact on our profitability. We may have fixed costs, including housing costs, associated with terminated arrangements that we will be obligated to pay post-termination, thus negatively impacting our profitability. In addition, the loss of one or more of our large clients could materially affect our profitability.

We may be unable to recruit enough healthcare professionals to meet our clients’ demands.

We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients such as healthcare facilities and physician groups, some of which seek to fill positions with either permanent or temporary employees. With a shortage of certain qualified nurses and physicians in many areas of the United States, competition for these professionals remains intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages or increase benefits in response to our competitors’ increases and are unable to pass such cost increases on to our clients, our margins could decline. At this time, we still do not have enough nurses, allied professionals and physicians to meet all of our clients’ demands for these staffing services. This shortage of healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.

If our healthcare facility clients increase the use of intermediaries it could impact our profitability.

We have seen an increase in the use of intermediaries by our clients. These intermediaries typically enter into contracts with our clients and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our clients. Each of these intermediaries charges an administrative fee. In instances where we do not win new MSP opportunities or where other vendors win this MSP business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability and reduced margins.

Our costs of providing services may rise faster than we are able to adjust our bill rates and pay rates and, as a result, our margins could decline.

Costs of providing our services could change beyond our control more quickly than we are able to renegotiate bill rates in our more than 6,000 active contracts and pay rates with our thousands of healthcare professionals. For example, at any given time, we have over a thousand apartments on lease throughout the U.S. because we provide housing for certain of our healthcare professionals when they are on an assignment with us. The cost of renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, in particular government entities, and this may have a have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance, unemployment rates, etc. could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance and health insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our clients or renegotiate pay rates with our healthcare providers.

We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

We continually evaluate opportunities to acquire companies that would complement or enhance our business and at times have preliminary acquisition discussions with some of these companies. These acquisitions involve numerous risks, including potential loss of key employees or clients of acquired companies; difficulties integrating acquired personnel and distinct cultures into our business; difficulties integrating acquired companies into our operating, financial planning and financial reporting systems; diversion of management attention from existing operations; and assumptions of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations. These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

If applicable government regulations change, we may face increased costs that reduce our revenue and profitability.

The temporary healthcare staffing industry is regulated in many states. For example, in some states, firms such as our nurse staffing companies must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could also substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees. In addition, if government regulations were implemented that limited the amount we could charge for our services, our profitability could be adversely affected.

We are subject to uncertainties regarding healthcare reform.

The Patient Protection and Affordable Care Act was signed into law on March 23, 2010 and later amended on March 30, 2010 (ACA).  It is a very complex law that regulates a wide range of components in our healthcare system. The sweeping healthcare reforms outlined in the ACA are scheduled to take effect on various dates through 2020.  Additional guidance on the ACA is expected to be forthcoming from the IRS, the Treasury Department, the U.S. Department of Health and Human Services, the U.S. Department of Labor and the states. The ACA also makes a number of changes to Medicare and Medicaid that could adverse impact the reimbursement our customers receive under these programs. In addition, the ACA remains subject to legislative efforts to repeal or modify the law and a number of court challenges to its constitutionality and interpretation. For example, the U.S. Supreme Court will hear King v. Burwell during the 2015 session, which challenges the extension of premium subsidies to health insurance policies purchased through federally-operated health insurance exchanges. If decided in favor of the plaintiffs, who argue that subsidies must be limited to state-operated exchanges, it could be more difficult for uninsured individuals in states that do not operate an exchange to purchase coverage and otherwise significantly affect implementation of the ACA, in a manner that results in less than projected of newly insured individuals. Finally, the ACA reforms the way Americans buy health insurance and creates a number of issues for employers that sponsor group health plans.  As ACA is fully implemented, we could also incur increased costs for health benefits we provide to our employees without the ability to increase our prices to customers to cover those costs.

We operate our business in a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties to our Company as well as litigation and could reduce our revenue and earnings per share.

Our industry is subject to many complex federal, state, local and international laws and regulations related to, among other things, the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally (e.g., federal, state and local tax laws). If we do not comply with the laws and regulations that are applicable to our business (both domestic and foreign), we could incur civil and/or criminal penalties as well as litigation or be subject to equitable remedies.

We are subject to litigation, which could result in substantial judgment or settlement costs; significant legal actions could subject us to substantial uninsured liabilities.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We may not have sufficient insurance to cover these risks. Actual outcomes or losses may differ materially from those estimated by our current assessments which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results for future periods.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, negligent credentialing, product liability or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. We are partially self-insured for our workers compensation coverage, health insurance coverage, and professional liability coverage. If we become subject to substantial uninsured workers compensation, medical coverage or medical malpractice liabilities, our financial results may be adversely affected. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to pay our self-insured retention portion or maintain adequate insurance coverage, we may be exposed to substantial liabilities.

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

Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to us and to our customers and businesses generally. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our and our customers’ ability to tap into debt and/or equity markets to continue ongoing operations, have access to cash and/or pay debts as they come due. These events could negatively impact our results of operations and financial conditions. Although we monitor our credit risks to specific clients that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee. Conditions in the credit markets and the economy generally could adversely impact our business and limit or prohibit us from refinancing our credit agreements on terms favorable to us when they become due.

Stock issuable under our stock option plans are presently in effect and sales of this stock could cause our stock price to decline.

We registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 3,500,000 shares of common stock for issuance under our 2007 Stock Incentive Plan. In 2014, we amended and restated that Plan to issue an additional 600,000 shares, all of which have been registered. Fully vested options to purchase 25,500 shares of common stock were issued and outstanding as of February 28, 2015. In addition, 774,170 stock appreciation rights were issued and outstanding as of February 28, 2015, 509,923 of which were vested. Shares of restricted stock outstanding as of February 28, 2015, were 637,218. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. These systems are subject to certain risks, including technological obsolescence. With the MSN acquisition, we migrated our existing branch-based business to the MSN platform. We are currently evaluating the technology platforms of our other businesses. If the systems fail or are otherwise unable to function in a manner that properly support our business operations, or if these systems require significant costs to repair, maintain or further develop, we could experience business interruptions or delays that could materially and adversely affect our business and financial results.

In addition, our information systems are protected through a secure hosting facility and additional backup remote processing capabilities also exist in the event our primary systems fail or are not accessible. However, the business is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events which may prevent personnel from gaining access to systems necessary to perform their tasks in an automated fashion. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to, among other things, maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately.

We are increasingly dependent on third parties for the execution of certain critical functions.

We have outsourced certain critical applications or business processes to external providers including cloud-based services. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform on the part of one or more of these critical suppliers could cause significant disruptions and increased costs to our business

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

As part of our business model, we collect and retain personal information of our employees and contract professionals and their dependents, including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format and have security and business controls to limit access to such information. In addition, we periodically perform penetration tests and respond to those findings. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or healthcare professional candidates, harm to our reputation, and regulatory oversight by state or federal agencies. The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.  While we have secured cyber insurance to potentially cover these risks, there can be no assurance the insurance will be sufficient to cover any such liability.

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

We have a level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and stockholders’ equity.

December 31, 2014
(amounts in thousands)

Total principal amount of debt	$58,500
Total Cross Country Healthcare, Inc. stockholders' equity	$129,878

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility, and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

-	we may be more vulnerable to general adverse economic and industry conditions;

-	we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

-	we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our long-term interests;

-	we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments;

-	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

-	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

-	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet all payment obligations.

These restrictions could have a material adverse effect on our business.

We could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

We currently have sufficient liquidity to operate our business in the normal course.  However, if we were to make an acquisition or enter into a similar type of transaction, our liquidity needs may exceed our current capacity. In addition, our existing credit facilities currently contain financial covenants that require us: (1) under certain conditions, to operate above a minimum fixed charge coverage ratio, and (2) to maintain a certain level of accounts receivables in order to draw down funds on the loan. Deterioration in our operating results could result in our inability to comply with these covenants and would result in a default under our credit facility.   If an event of default exists, our lenders could call the indebtedness and we may be unable to renegotiate or secure other financing.

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

Impairment in the value of our goodwill, trade names, or other intangible assets could negatively impact our net income and earnings per share.

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill, trade names, or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2014, goodwill, trade names, and other identifiable intangible assets not subject to amortization represented 39.6% of our total assets. In 2014 and 2013, we recorded impairment charges of $10.0 million and $6.4 million, respectively.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including from our use of NOLs or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.
In addition, we may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. We have substantial NOLs. Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review our uncertain tax position and the valuation allowance for our NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could limit materially our ability to utilize our NOLs. If we are unable to use our NOLs or use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

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

We believe the successful execution of our business strategy and our ability to build upon significant recent investments and acquisitions depends on the continued employment of key members of our senior management team. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our principal leases as of March 1, 2015 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Headquarters and Nurse and Allied Staffing administration	70,406	May 1, 2018
Boca Raton, Florida	Staffing administration	44,675	December 31, 2015
Berkeley Lake, Georgia	Physician Staffing office	41,607	October 7, 2024
Creve Coeur, Missouri	Retained search headquarters	27,051	June 14, 2017
Malden, Massachusetts	Nurse and Allied Staffing administration and general office use	22,767	June 30, 2017
Pune, India	In-house information systems and development support	20,700	November 30, 2015
Brentwood, Tennessee	Education and training headquarters	16,884	August 31, 2017
Newtown Square, Pennsylvania	Nurse and Allied Staffing administration and general office use	16,304	December 31, 2018

Item 3.	Legal Proceedings.

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

	Sale Prices
Calendar Period	High	Low

2014
Quarter Ended March 31, 2014	$10.08	$9.65
Quarter Ended June 30, 2014	$6.78	$6.46
Quarter Ended September 30, 2014	$7.81	$7.45
Quarter Ended December 31, 2014	$10.47	$9.96

2013
Quarter Ended March 31, 2013	$6.23	$4.86
Quarter Ended June 30, 2013	$5.60	$4.59
Quarter Ended September 30, 2013	$6.19	$5.14
Quarter Ended December 31, 2013	$10.53	$5.55

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2009 and tracks it through 12/31/2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index, and the Dow Jones US Business Training & Employment Agencies Index

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/09
12/10
12/11
12/12
12/13
12/14

	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014
DJUSBE	$100.00	$118.87	$77.01	$85.86	$143.36	$149.82
CCRN	$100.00	$85.47	$56.00	$48.44	$100.71	$125.93
NASDAQ	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 24, there were 129 stockholders of record of our common stock. In addition, there were 3,043 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. At December 31, 2014, we had 942,443 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of our First Lien Loan Agreement as defined in Note 8 - Long-Term Debt to our consolidated financial statements.  Subject to certain conditions as described in the First Lien Loan Agreement, the Company may repurchase up to an aggregate amount of $5,000,000 of its Equity Interests. See Note 8- Long-Term Debt, to our Consolidated Financial Statements for further information. See also – Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Item 6.	Selected Financial Data.

The selected consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010, are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue from services	$617,825	$438,311	$442,635	$439,377	$406,604
(Loss) income from continuing operations	(31,534)	(54,250)	(20,745)	1,548	(5,257)
Net (loss) income attributable to common shareholders	(31,783)	(51,969)	(42,221)	4,098	(2,775)

Per Share Data:
(Loss) income from continuing operations attributable to common shareholders - Basic	$(1.02)	$(1.75)	$(0.67)	$0.05	$(0.17)
(Loss) income from continuing operations attributable to common shareholders - Diluted	$(1.02)	$(1.75)	$(0.67)	$0.05	$(0.17)

Weighted Average Common Shares Outstanding:
Basic	31,190	31,009	30,843	31,146	31,060
Diluted	31,190	31,009	30,843	31,192	31,060

Other Operating Data:
Cash and cash equivalents	$4,995	$8,055	$10,463	$10,648	$10,957
Total assets	325,133	248,245	305,924	347,884	358,359
Total debt	74,074	8,576	33,859	42,046	53,513
Stockholders’ equity	130,332	160,667	209,123	249,300	246,009
Net cash (used in) provided by operating activities	(4,072)	8,659	10,146	18,296	31,522

_______________

The following items impact the comparability and presentation of our consolidated data:

•	Loss from continuing operations for the year ended December 31, 2014 includes amount attributable to noncontrolling interest of $0.2 million.

•
On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) and on December 2, 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division. The results of MSN and On Assignment's operations have been included in the Company's consolidated statements of operations since their respective dates of acquisition. For the years ended December 31, 2014 and 2013, the Company recognized $8.0 million and $0.5 million of acquisition and integration costs, respectively. See Note 3 - Acquisitions to our consolidated financial statements.

•	The years ended December 31, 2014 and 2013, include $0.8 million and $0.5 million, respectively, of restructuring costs primarily related to senior management employee severance pay.

•
The year ended December 31, 2013, includes a legal settlement charge of $0.8 million related to a wage and hour class action lawsuit in California. See Note 12 - Commitments and Contingencies to our consolidated financial statements.

•
The years ended December 31, 2014, 2013, 2012 and 2010, include non-cash impairment charges of approximately $10.0 million, $6.4 million, $18.7 million and $10.8 million, respectively. See Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets to our consolidated financial statements.

•
The year ended December 31, 2014, includes the impact of a change in fair value of Convertible Notes Derivative liability of approximately $16.7 million. Convertible Notes Derivative liability relates to the Convertible Notes issued in conjunction with the acquisition of MSN. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

•
For purposes of calculating diluted earnings per common share in 2014, 2013, 2012 and 2010 potentially dilutive shares are excluded from the calculation as their effect would have been anti-dilutive, due to the Company’s net loss from continuing operations in those years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data, Item 1A. Risk Factors, Forward-Looking Statements and our Item 15. Consolidated Financial Statements and the accompanying notes and other data, all of which appear elsewhere in this Annual Report on Form 10-K.

Overview

Cross Country Healthcare, Inc., is a national leader in providing leading-edge healthcare workforce solutions. Our solutions are geared towards assisting our clients solve labor cost issues while maintaining high quality outcomes. With more than 30 years of experience, we are dedicated to placing highly qualified nurses and physicians as well as allied health, advanced practice, clinical research, and case management professionals. We provide both retained and contingent placement services for physicians, as well as retained search services for healthcare executives. We have more than 6,000 active contracts with a broad range of clients, including acute care hospitals, physician practice groups, nursing facilities, rehabilitation and sports medicine clinics, government facilities, as well as nonclinical settings such as homecare and schools. Through our national staffing teams and network of more than 70 branch office locations, we are able to place clinicians for travel and per diem assignments, local short-term contracts and permanent positions. We are a market leader in providing flexible workforce management solutions, which include managed services programs (MSP), workforce assessments, internal resource pool consulting and development, electronic medical record (EMR) transition staffing and recruitment process outsourcing. In addition, we provide education and training programs for healthcare professionals through seminars and e-learning tools.

We manage and segment our business based on the services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 74% of our total revenue. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Our services include the placement of travel and per diem nurse, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. Its clients include: public and private acute care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S. The Company aggregates various brands that it markets to its customers in this business segment.

●
Physician Staffing – Physician Staffing represented approximately 20% of our total revenue. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under the Company's Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Other Human Capital Management Services represented approximately 6% of our total revenue. Other Human Capital Management Services provides education and training programs to the healthcare industry and retained and contingent search services for physicians and healthcare executives within the U.S.

Executive Summary of Operations

Fiscal 2014 was a year of transformation for Cross Country Healthcare, Inc. After implementing significant changes in 2013, including the December 2013 acquisition of the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division (the acquired allied staffing business), the disposition of our clinical trial services business early in 2013, and senior management changes in the second half or 2013 and into 2014, in June 2014 we completed the acquisition of substantially all of the assets and certain liabilities of Medical Staffing Network (MSN), a provider of per diem, local, contract, travel, and permanent hire staffing services. We believe the acquired businesses complement our current operations by: (1) adding new skillsets to our traditional staffing offerings, (2) expanding our local branch network, which will allow us to expand our local market presence and our MSP business, (3) diversifying our customer base into the local ambulatory care and retail market, which provides more balance between our large volume based customers and our small local customers, and (4) better positioning us to take additional market share at our MSP accounts. We also expect to increase earnings growth by the recognition of cost and revenue synergies with the acquired businesses.

We believe we are well positioned to execute on the elements of our strategy to grow revenue in our core businesses, expand margins and enhance the operating leverage of our infrastructure. The fundamentals of our strategy are to ensure we offer a full range of services and specialties necessary to meet the needs of our clients, to deliver creative and flexible workforce solutions, build a customer-centric strong sales capability with geographic access to all of our key markets, provide world class client service with a focus on fulfillment and retention, and continuously improve our operational effectiveness.

For the year ended December 31, 2014, our revenue from continuing operations was $617.8 million, and we had a net loss from continuing operations of $31.5 million, or a $1.02 loss per diluted share. Our net loss from continuing operations in the year ended December 31, 2014 was primarily due to a trade name impairment charge recorded in the fourth quarter of 2014, a change in the fair value of an embedded derivative in our convertible notes, and acquisition and integration costs. See Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets, Note 3 - Acquisitions, and Note 9 - Convertible Notes Derivative Liability, to the Consolidated Financial Statements.

In June 2014, we financed the acquisition of MSN with $30.0 million in borrowings from a Second Lien Term Loan and $25.0 million from Convertible Notes. We also amended our loan agreement with Bank of America. N.A. to increase the borrowing capacity under our senior secured asset-based revolving credit facility from $65.0 million to $85.0 million. During the year ended December 31, 2014, we used a significant amount of cash from operations primarily to fund acquisition and integration costs of the MSN acquisition and working capital related to the allied healthcare staffing acquisition. We ended the year with total debt of $74.1 million and $5.0 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 33.8%.

Business Metrics

In general, we evaluate our financial condition and operating results by revenue, contribution income (see Segment Information), and consolidated net income (loss). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition to the metrics identified below, we monitor other volume and profitability indicators such as number of open orders, contract bookings, and price.

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

Other Financial Data
(unaudited)

	Year Ended December 31,
	2014	2013	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	4,751	2,378	2,373	99.8%
Average Nurse and Allied Staffing revenue per FTE per day	$264	$313	(49)	(15.7)%

Physician Staffing statistical data:
Days filled	85,457	90,881	(5,424)	(6.0)%
Revenue per day filled	$1,436	$1,405	31	2.2%

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2014	2013	2012
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	74.5	74.1	74.8
Selling, general and administrative expenses	22.8	24.2	24.7
Bad debt expense	0.2	0.2	0.2
Depreciation and amortization	1.2	1.4	1.6
Acquisition and integration costs	1.3	0.1	—
Restructuring costs	0.1	0.1	—
Legal settlement charge	—	0.2	—
Impairment charges	1.6	1.5	4.2
Loss from operations	(1.7)	(1.8)	(5.5)
Interest expense	0.7	0.2	0.6
Change in fair value of convertible note derivative liability	2.7	—	—
Loss on early extinguishment and modification of debt	—	0.3	—
Loss from continuing operations before income taxes	(5.1)	(2.3)	(6.1)
Income (benefit) tax expense	—	10.1	(1.4)
Loss from continuing operations	(5.1)	(12.4)	(4.7)
Income (Loss) from discontinued operations, net of tax	—	0.5	(4.8)
Consolidated net loss	(5.1)	(11.9)	(9.5)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	—
Net loss attributable to common shareholders	(5.1)%	(11.9)%	(9.5)%

Segment Information

Information on operating segments and reconciliation to loss income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
	(Amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$457,034	$271,563	$272,136
Physician Staffing	123,306	128,781	129,162
Other Human Capital Management Services	37,485	37,967	41,337
	$617,825	$438,311	$442,635

Contribution income: (b)
Nurse and Allied Staffing (a)	$36,326	$18,424	$10,277
Physician Staffing	6,700	8,939	10,863
Other Human Capital Management Services	514	746	1,943
	43,540	28,109	23,083

Unallocated corporate overhead (a)	27,770	21,844	21,701
Depreciation	3,866	3,886	4,905
Amortization	3,575	2,294	2,263
Acquisition and integration costs (c)	7,957	473	—
Restructuring costs	840	484	—
Legal settlement charge	—	750	—
Impairment charges (c)	10,000	6,400	18,732
Loss from operations	$(10,468)	$(8,022)	$(24,518)
_______________

(a)
In 2014, the Company reclassified the revenue and contribution income of certain higher level staffing professionals previously included with Nurse and Allied Staffing to Physician Staffing. In addition, in 2014, we refined our methodology for allocating certain corporate overhead expenses to our Nurse and Allied Staffing segment to more accurately reflect this segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

(b)
We define contribution income as loss from operations before depreciation, amortization, acquisition and integration costs, restructuring costs, legal settlement charges, impairment charges, and other corporate expenses not specifically identified to a reporting segment. Contribution income is a measure used by management to assess operations and is provided in accordance with ASC 280, Segment Reporting.

(c)
During 2014, we incurred acquisition and integration costs related to our MSN acquisition and the acquired allied healthcare staffing business. See Note 3 - Acquisitions to the consolidated financial statements. In addition, during 2014, 2013, and 2012 we recognized impairment charges in related to our Physician Staffing and Nurse and Allied segments. See Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets.

Comparison of Results for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

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

Revenue from services

Revenue from services increased $179.5 million, or 41.0%, to $617.8 million for the year ended December 31, 2014, as compared to $438.3 million for the year ended December 31, 2013. The increase was entirely from Nurse and Allied Staffing and partially offset by lower revenue from Physician Staffing and Other Human Capital Management Services.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing business segment increased $185.5 million, or 68.3% to $457.0 million for the year ended December 31, 2014, from $271.6 million for the year ended December 31, 2013. The year-over-year increase was a result of growth in the segment as well as the impact from the acquired businesses. On a pro forma basis, including results of the acquired businesses in both periods, revenue increased 8.7%, primarily related to higher demand for travel nurses.

The average number of Nurse and Allied Staffing FTEs on contract during the year ended December 31, 2014, nearly doubled from the year ended December 31, 2013, primarily due to the acquired businesses along with increased demand. Average Nurse and Allied Staffing revenue per FTE decreased approximately 15.7% in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to lower average bill rates in the acquired businesses.

Physician Staffing

Revenue from Physician Staffing decreased $5.5 million, or 4.3% to $123.3 million for the year ended December 31, 2014, compared to $128.8 million for the year ended December 31, 2013. The decrease in revenue reflects lower volume, partially offset by higher revenue per day filled and the impact of the MSN acquisition.

Physician Staffing days filled decreased 6.0% to 85,457 in the year ended December 31, 2014, compared to 90,881 in the year ended December 31, 2013. Revenue per day filled for the year ended December 31, 2014 was $1,436, a 2.2% increase from the year ended December 31, 2013, reflecting higher average prices.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services for the year ended December 31, 2014, decreased $0.5 million, or 1.3%, to $37.5 million from $38.0 million in the year ended December 31, 2013, reflecting lower seminar attendance in our education and training business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses and field insurance expenses. Direct operating expenses increased $135.2 million, or 41.6%, to $460.0 million for the year ended December 31, 2014, as compared to $324.9 million for year ended December 31, 2013.

As a percentage of total revenue, direct operating expenses represented 74.5% of revenue for the year ended December 31, 2014, and 74.1% for the year ended December 31, 2013. The increase was primarily due to higher professional liability expenses in Physician Staffing, partially offset by expansion of our bill/pay spread in Nurse and Allied Staffing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $34.9 million, or 32.9%, to $141.0 million for the year ended December 31, 2014, as compared to $106.1 million for the year ended December 31, 2013. As a percentage of total revenue, selling, general and administrative expenses were 22.8% and 24.2% for the years ended December 31, 2014 and 2013, respectively.

Included in selling, general and administrative expenses is unallocated corporate overhead of $27.8 million for the year ended December 31, 2014, compared to $21.8 million for the year ended December 31, 2013.  Included in unallocated corporate overhead are $1.4 million and $2.1 million of share-based compensation expenses for the years ended December 31, 2014 and 2013, respectively. The year-over-year decline in share-based compensation was related to increased forfeitures. See Note 14 - Stockholders' Equity to the consolidated financial statements. As a percentage of consolidated revenue, unallocated corporate overhead was 4.5% for the year ended December 31, 2014, and 5.0% for the year ended December 31, 2013.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2014, increased $17.9 million or 97.2%, to $36.3 million from $18.4 million in year ended December 31, 2013. As a percentage of segment revenue, contribution income was 7.9% for the year ended December 31, 2014, and 6.8% for the year ended December 31, 2013. The margin improvement was primarily due to expansion of our bill/pay spread, improved operating leverage, and the impact of our acquisitions, partially offset by investments in selling expenses.

Physician Staffing

Contribution income from Physician Staffing for the year ended December 31, 2014, decreased $2.2 million or 25.0% to $6.7 million compared to $8.9 million in the year ended December 31, 2013. As a percentage of segment revenue, contribution income was 5.4% for the year ended December 31, 2014 and 6.9% for the year ended December 31, 2013. The margin decline was primarily due to higher professional liability expense and lower revenue, partly offset by lower selling, general and administrative expenses.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services for the year ended December 31, 2014, decreased by $0.2 million, or 31.1%, to $0.5 million, from $0.7 million in the year ended December 31, 2013. Contribution income as a percentage of segment revenue was 1.4% for the year ended December 31, 2014 and 2.0% for the year ended December 31, 2013. The decrease in contribution income margin was primarily due to lower average seminar attendance and a higher rate of cancellations in our education and training business, partly offset by improved operating leverage in our retained search business.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2014, totaled $7.4 million as compared to $6.2 million for the year ended December 31, 2013. As a percentage of revenue, depreciation and amortization expense was 1.2% for the year ended December 31, 2014 and 1.4% for the year ended December 31, 2013.

Acquisition and integration costs

During the year ended December 31, 2014, and 2013, we incurred acquisition and integration costs of $8.0 million, and $0.5 million, respectively. Acquisition and integration costs for the year ended December 31, 2014 were primarily related to the MSN acquisition and included costs such as professional and transaction advisory fees, as well as $1.6 million for employee termination benefits and $1.1 million for exit costs associated with redundant facilities.  Acquisition and integration costs for the year ended December 31, 2013 were related to the integration of the acquired allied healthcare staffing business and included transaction costs, transitional services as well as travel and training costs.

Restructuring costs

We recorded restructuring costs of $0.8 million and $0.5 million in the years ended December 31, 2014 and 2013, respectively, primarily related to senior management severance pay.

Legal settlement charge

During the year ended December 31, 2013, we accrued $0.8 million to settle a wage and hour class action lawsuit in California, for which the Court granted final approval of the settlement in September 2014 and during the fourth quarter of 2014, we paid $0.8 million to the Plaintiff. See Note 12 - Commitments and Contingencies to our consolidated financial statements.

Impairment charges

For year ended December 31, 2014, we recorded an impairment charge of $10.0 million relating trade names of Physician Staffing. In the fourth quarter of 2014, pursuant to the Intangibles - Goodwill and Other Topic of the FASB ASC, we

conducted an assessment of our indefinite-lived intangible assets. Based upon the recent performance of Physician Staffing during the year, we reduced our revenue forecast in the fourth quarter. We determined that based on our projected revenue stream, our estimated fair value was less than the carrying amount of the trade names.

For year ended December 31, 2013, we recorded impairment charges of $6.4 million, representing impairment of trade names of $6.2 million related to Physician Staffing and $0.2 million related to Nurse and Allied Staffing. In the fourth quarter of 2013, pursuant to the Intangibles - Goodwill and Other Topic of the FASB ASC, we conducted an assessment of our trade names related to our physician staffing acquisition in 2008. Based upon the then recent performance of Physician Staffing, we reduced our revenue forecast in the fourth quarter. We determined that based on our projected revenue stream, our estimated fair value was less than the carrying amount of the trade names.

See Critical Accounting Principles and Estimates and Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets to our consolidated financial statements.

Interest expense

Interest expense totaled $4.2 million for the year ended December 31, 2014 and $0.8 million for the year ended December 31, 2013. The increase in interest expense was due to a combination of higher average borrowings and higher interest rates on our borrowings. The effective interest rate on our borrowings was 7.0% for the year ended December 31, 2014 compared to 2.4% in the year ended December 31, 2013.

Change in fair value of derivative

Change in fair value of derivative of $16.7 million in the year ended December 31, 2014 relates to the fair value of embedded features of our Convertible Notes. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements). Each reporting period we are required to record the embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our consolidated statements of operations.

Loss on early extinguishment and modification of debt

Loss on early extinguishment and modification of debt was $1.4 million in the year ended December 31, 2013 and related to the write-off of unamortized debt issuance costs related to our prior credit agreement.  See Note 8 - Long-Term Debt to our consolidated financial statements.

Income tax expense

Income tax expense totaled $0.2 million for the year ended December 31, 2014, as compared to $44.2 million for the year ended December 31, 2013. Income tax expense for the years ended December 31, 2014 and 2013 included a valuation allowance on the Company's deferred tax assets of $12.0 million and $48.6 million, respectively. See Note 13 - Income Taxes to our consolidated financial statements. Excluding the expense related to this valuation allowance, the effective tax rate was 33.3% in the year ended December 31, 2014, compared to 43.3% in the year ended December 31, 2013. The lower effective tax rate in the year ended December 31, 2014 was partly due to an increase in the nondeductible meals and incidentals primarily related to the acquisitions. The greater effective tax rate in the year ended December 31, 2013 was partly due to a benefit from the reversal of taxes accrued on our foreign earnings and effect of book tax differences on the tax benefit relating to our stock compensation plans.

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

Comparison of Results for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Revenue from services

Revenue from services decreased $4.3 million, or 1.0%, to $438.3 million for the year ended December 31, 2013, as compared to $442.6 million for the year ended December 31, 2012. The decrease was due to lower revenue in all three business segments.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing decreased $0.6 million, or 0.2% to $271.6 million for the year ended December 31, 2013, from $272.1 million for the year ended December 31, 2012. Excluding the results of the acquired allied healthcare staffing business, revenue in Nurse and Allied Staffing decreased $4.0 million, primarily due to lower staffing volume, partially offset by higher average bill rates.

The average number of Nurse and Allied Staffing FTEs on contract during the year ended December 31, 2013, decreased 1.4% from the year ended December 31, 2012. Average Nurse and Allied Staffing revenue per FTE increased approximately 1.6% in the year ended December 31, 2013 compared to the year ended December 31, 2012.

Physician Staffing

Revenue from Physician Staffing decreased $0.4 million, or 0.3% to $128.8 million for the year ended December 31, 2013, compared to $129.2 million for the year ended December 31, 2012. The decrease in revenue reflects lower volume, partially offset by higher bill rates. Physician Staffing days filled decreased 1.7% to 90,881 in the year ended December 31, 2013, compared to 92,483 in the year ended December 31, 2012. Revenue per day filled for the year ended December 31, 2013 was $1,405, a 1.5% increase from the year ended December 31, 2012, reflecting higher average prices.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.3 million, or 3.0%, to $106.1 million for the year ended December 31, 2013, as compared to $109.4 million for the year ended December 31, 2012. As a percentage of total revenue, selling, general and administrative expenses were 24.2% and 24.7% for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily due to lower health insurance, direct mail expenses, rent expense and compensation expense, partially offset by an increase in legal expense. Selling, general and administrative expenses for the year ended December 31, 2012 included $1.0 million of estimated state non-income taxes ($0.3 million related to our estimates for the 2005-2011 tax years as discussed in Note 12 - Commitments and Contingencies to our consolidated financial statements) and $0.7 million expense for an immaterial correction in calculating deferred rent which primarily accumulated from 2002 to 2010.

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

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2013, increased $8.1 million or 79.3%, to $18.4 million from $10.3 million in year ended December 31, 2012. As a percentage of segment revenue, contribution income was 6.8% for the year ended December 31, 2013, and 3.8% for the year ended December 31, 2012. This increase was primarily due to a combination of lower insurance and housing costs for our field staff, and lower selling, general and administrative expenses.

Physician Staffing

Contribution income from Physician Staffing for the year ended December 31, 2013, decreased $1.9 million or 17.7% to $8.9 million compared to $10.9 million in the year ended December 31, 2012. As a percentage of segment revenue, contribution income was 6.9% for the year ended December 31, 2013 and 8.4% for the year ended December 31, 2012. The margin decline was due to higher physician provider fees as a percentage of revenue and an increase in the Company's estimated accrual for sales tax liabilities in the year ended December 31, 2013.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services for the year ended December 31, 2013, decreased by $1.2 million, or 61.6%, to $0.7 million, from $1.9 million in the year ended December 31, 2012. Contribution income as a percentage of segment revenue was 2.0% for the year ended December 31, 2013 and 4.7% for the year ended December 31, 2012. This decrease in margin was primarily due to negative operating leverage in our retained search business partially offset by lower direct mail costs as a percentage of revenue in our education and training business. Our retained search business has the highest fixed cost structure of all of our businesses. Due to this high fixed cost structure, when revenue declines, the business suffers a disproportionate decline in contribution margin. Conversely, when revenue increases, it should produce a disproportionately strong margin improvement.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2013, totaled $6.2 million as compared to $7.2 million for the year ended December 31, 2012. As a percentage of revenue, depreciation and amortization expense was 1.4% for the year ended December 31, 2013 and 1.6% for the year ended December 31, 2012.

Acquisition and integration costs

Acquisition and Integration costs during the year ended December 31, 2013 consisted primarily of advisory services and administrative expenses related to our acquisition of On Assignment's Allied Healthcare Staffing division. No similar expenses were recorded during the year ended December 31, 2012.

Restructuring costs

During the year ended December 31, 2013, we recorded restructuring charges of $0.5 million primarily related to senior management severance pay. No similar charges were recorded during the year ended December 31, 2012.

Impairment charges

In the year ended December 31, 2013, impairment charges of $6.4 million represent impairment of trade names of $6.2 million related to Physician Staffing and $0.2 million related to Nurse and Allied Staffing. In the fourth quarter of 2013, pursuant to the Intangibles - Goodwill and Other Topic of the FASB ASC, we conducted an assessment of the trade names related to our physician staffing acquisition in 2008. Based upon the then recent performance of Physician Staffing, we reduced our revenue forecast for this segment in the fourth quarter. We determined, that based on our projected revenue stream, our estimated fair value was less than the carrying amount of the trade names.

Impairment charges of $18.7 million in the year ended December 31, 2012 represented impairment of goodwill related to the Nurse and Allied Staffing due to the results of an interim impairment analysis pursuant to the Intangibles – Goodwill and Other Topic of the FASB ASC. We determined that the fair value of Nurse and Allied Staffing was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in our second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we determined a pretax goodwill impairment charge of $18.7 million. See Critical Accounting Principles and Estimates and Note 5 – Goodwill and Other Identifiable Intangible Assets to our consolidated financial statements.

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

Loss on early extinguishment and modification of debt

Loss on early extinguishment and modification of debt was $1.4 million in the year ended December 31, 2013 and related to the write-off of unamortized debt issuance costs related to our prior credit agreement.  See Note 8 - Long-Term Debt, to our consolidated financial statements for more information. During the year ended December 31, 2012, loss on early extinguishment or modification of debt was $0.1 million and related to a change in lenders' participations and modification of the then existing July 2012 Credit Agreement.

Income tax expense (benefit)

Income tax expense totaled $44.2 million for the year ended December 31, 2013, as compared to an income tax benefit of $6.1 million for the year ended December 31, 2012. The income tax expense in the year ended December 31, 2013 included a $48.6 million valuation allowance on the Company's deferred tax assets. See Note 13 - Income Taxes to our consolidated financial statements. Excluding the expense related to this valuation allowance, the effective tax rate was 43.3% in the year ended December 31, 2013, compared to 22.9% in the year ended December 31, 2012. The greater effective tax rate in the year ended December 31, 2013 was partly due to a benefit from the reversal of taxes accrued on our foreign earnings and effect of book tax differences on the tax benefit relating to our stock compensation plans. The lower effective tax rate in the year ended December 31, 2012 was partly due to an adjustment of $2.5 million to income tax expense in the fourth quarter of 2012 related to the reversal of the Company’s permanent reinvestment of foreign earnings position and the effect of losses due to impairment charges incurred in 2012. Excluding the adjustment relating to the foreign earning position, the effective tax rate was 32.2% in the year ended December 31, 2012.

Income (loss) from discontinued operations, net of income taxes

Our clinical trial services business segment was reclassified as discontinued in our fourth quarter of 2012. Income from discontinued operations, net of tax of $2.3 million included a $4.0 million gain ($1.7 million net of taxes) on the sale of our clinical trial services business in the year ended December 31, 2013.

Loss from discontinued operations in the year ended December 31, 2012 included total impairment charges of $35.4 million ($24.2 million, net of income taxes) related to goodwill and other intangible assets.  Excluding the impairment charges, the clinical trial service business had income from operations before income taxes of $4.5 million in the year ended December 31, 2012 compared to $4.6 million in the year ended December 31, 2011.  See Note 4 - Goodwill, Trade Names, and Other Identifiable Intangible Asset to our consolidated financial statements.

Transactions with Related Parties

We provide services to hospitals which are affiliated with certain Board of Director members. In addition, MSN provided staffing services to an entity that has a noncontrolling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN (68% ownership) and an unrelated third party (with 32% ownership).  See Note 16 - Related Party Transactions to our consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2014, we had $5.0 million in cash and cash equivalents, and $57.4 million of total debt, excluding the full year non-cash change in the fair value of convertible notes derivative liability of $16.7 million. Working capital increased by $25.2 million to $64.2 million as of December 31, 2014, compared to $39.0 million as of December 31, 2013, primarily due to the acquisitions as well as an increase in accounts receivable. Days’ sales outstanding increased by 4 days to 55 days as of December 31, 2014, compared to 51 days at December 31, 2013, consistent with historical ranges.

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
Our foreign cash balance of $4.4 million is available to us, and if we repatriated the total amount, we would incur $0.3 million of withholding tax, which has been accrued for as of December 31, 2014. We continue to evaluate acquisition opportunities that may require additional funding.

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

On June 30, 2014, we entered into a third amendment (the Amendment) to the First Lien Loan Agreement dated as of January 9, 2013 with Bank of America, N.A., as agent, in order to, among other things, increase our borrowing capacity under the First Lien Loan Agreement and to consent to the consummation of the MSN acquisition and the incurrence of the indebtedness contemplated pursuant to the Second Lien Term Loan Agreement and the Note Purchase Agreement. The Amendment provided for, among other things, increasing the revolving credit facility under the First Lien Loan Agreement from $65.0 million to $85.0 million and increasing the letter of credit subline under the First Lien Loan Agreement from $20.0 million to $35.0 million. In addition, the termination date of the revolving credit facility under the First Lien Loan Agreement was extended to June 30, 2017.

We used the increased availability under the letter of credit subline to collateralize certain insurance obligations related to the MSN acquisition. The revolving credit facility and letter of credit subline will be used to provide ongoing working capital and for other general corporate purposes.

As of December 31, 2014, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2014, was 0.375%.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of December 31, 2014, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $69.7 million based on the our November accounts receivable balance. We had $26.5 million letters of credit outstanding and $3.5 million drawn under the revolving credit facility, leaving $39.7 million available as of December 31, 2014. The letters of credit relate to our workers’ compensation and professional liability insurance policies. See Note 8 - Long-Term Debt to our consolidated financial statements.

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

Amounts borrowed under the Second Lien Term Loan Facility that are repaid or prepaid may not be re-borrowed. The Second Lien Term Loans bear interest at a rate equal to adjusted LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a floor of 1.00% plus 6.50%. The interest rate could increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

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

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of our Common Stock, at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, we will exchange, for the applicable conversion amount thereof a number of shares of Common Stock equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the Thirty Day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

The Convertible Notes bear interest at a rate of 8.00% per annum, payable in quarterly cash installments; provided, however, that, at our option, up to 4.00% of the interest payable may be “paid-in-kind” through a quarterly addition of such “paid-in-kind” interest amount to the principal amount of the Convertible Notes. The Convertible Notes will mature on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, we are not permitted to redeem the

Convertible Notes until June 30, 2017. If we redeem the Convertible Notes on or after June 30, 2017, we are required to pay a premium of 15% of the amount of principal of the Convertible Notes redeemed.

If the Convertible Notes are redeemed prior to June 30, 2017, pursuant to a Prohibited Transaction, as defined by the agreement, we are required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) a “make whole” amount (described below) and (ii) the sum of (x) the average thirty day volume-weighted average price per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into and (y) the accrued but unpaid interest on the Convertible Notes. The “make whole” amount is equal to the excess, if any, of (1) the present value at the date of redemption of (A) 115% of the principal amount of the Convertible Notes redeemed, plus (B) all remaining scheduled interest due on the principal amount of the notes being redeemed through June 30, 2017 computed using a discount rate equal to the Treasury rate as of the date of redemption plus 50 basis points over (2) the outstanding principal amount of the Convertible Notes then redeemed.

In conjunction with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of these Convertible Notes. As required by ASC 815, the embedded derivative is required to be accounted for as a derivative liability at fair value in our condensed consolidated financial statements. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

We have granted the Noteholders preemptive rights with respect to future equity issuances by us, subject to customary exceptions.

In connection with the placement of the Convertible Notes, on June 30, 2014, we entered into a registration rights agreement (the Registration Rights Agreement) with the Noteholders, which sets forth the rights of the Noteholders to have the shares of Common Stock issuable upon conversion of the Convertible Notes registered with the Securities and Exchange Commission (the SEC) for public resale under the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement, we were required to file a registration statement with the SEC (the Initial Registration Statement) registering the shares of Common Stock issuable upon conversion of the Convertible Notes. The Initial Registration Statement was filed with the SEC and became effective in the fourth quarter of 2014. In addition, the agreement gives the Noteholders the ability to exercise certain piggyback registration rights in connection with registered offerings by the Company.

Stock Repurchase Programs

At December 31, 2014, we had 942,443 shares of common stock left remaining to repurchase under our February 2008 authorization, subject to the limitations of the Loan Agreement. Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests. See Note 8 - Long-Term Debt and Note 14 - Stockholders' Equity to our consolidated financial statements.

Cash Flow Comparisons

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash used in operating activities during the year ended December 31, 2014 was $4.1 million compared to net cash provided by operating activities of $8.7 million during the year ended December 31, 2013. During the year ended December 31, 2013, net cash provided by operating activities included $0.4 million of cash provided by discontinued operations. The increased usage in cash in 2014 was primarily due to an increase in accounts receivable coupled with acquisition and integration costs related to MSN and the allied health staffing business acquired in December of 2013. Cash flow from operations in the year ended December 31, 2013 was also reduced by $2.5 million due to the acquisition in early December of On Assignment's Allied Healthcare Staffing division, as the Company did not buy their receivables.

Investing activities used a net of $45.5 million in the year ended December 31, 2014 compared to cash provided by $15.2 million in the year ended December 31, 2013. In 2014, we used $44.6 million, net of cash acquired for the MSN acquisition. This was partially offset by the release of $3.8 million to us of an indemnity escrow related to the sale of our discontinued clinical trials staffing business. During the year ended December 31, 2013, we sold the clinical trial service business for net proceeds of $45.7 million. In addition, we used $28.7 million during the year ended December 31, 2013 to acquire the Allied Health business of On Assignment. We also used $4.6 million and $1.8 million, respectively for capital expenditures during the years ended December 31, 2014 and 2013.

Net cash provided by financing activities during the year ended December 31, 2014, was $46.5 million, compared to net cash used in financing activities of $26.1 million during the year ended December 31, 2013. During the year ended December 31, 2014, excluding non-cash changes, we increased our debt by $48.8 million primarily to fund the acquisition of MSN, including acquisition-related expenses, and to fund integration efforts related to our allied healthcare staffing acquisition. See Note 8 - Long-Term Debt, and Note 3 - Acquisitions, to our consolidated financial statements. In addition, we used $1.1 million and $0.5 million during the years ended December 31, 2014 and 2013, respectively, for debt issuance costs related to the financing of the MSN acquisition in 2014 and refinancing in 2013. In addition, we used $0.2 million and $0.3 million to repurchase shares of common stock to cover withholding liabilities related to the vesting of restricted stock in 2014 and 2013, respectively.

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

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2014:

Commitments	Total	2015	2016	2017	2018	2019	Thereafter
	(Unaudited, amounts in thousands)
Senior Secured Asset Based Loan (a)	$3,500	$3,500	$—	$—	$—	$—	$—
Second Lien Term Loan	30,000	—	—	—	—	30,000	—
Convertible Notes	25,000	—	—	—	—	—	25,000
Capital lease obligations	202	107	72	13	8	2	—
Operating lease obligations (b)	20,912	7,202	5,581	3,884	1,613	486	2,146
	$79,614	$10,809	$5,653	$3,897	$1,621	$30,488	$27,146
_______________

(a)
Under our Senior Secured Asset-Based Loan and Second Lien Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the credit facility could be declared immediately due and payable.

(b)
Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year. See Note 12 - Commitments and Contingencies to our consolidated financial statements.

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC of $3.8 million at December 31, 2014. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts, taxes and other contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2014, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill, trade names, and other identifiable intangible assets

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

Second quarter 2012 goodwill interim impairment testing results

During the second quarter of 2012, our stock price continued to decline from December 31, 2011. In addition, slower than expected booking momentum and reduced contribution income Nurse and Allied Staffing resulted in a downward revision to this segment’s forecast. Additionally, we were closely monitoring the performance of the clinical trial services and physician staffing businesses due to a small margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the small margin between the carrying amount and fair value of the Nurse and Allied Staffing reporting unit as of the March 31, 2012 interim impairment testing. These factors warranted impairment testing in the second quarter of 2012.

As a result of the June 30, 2012 interim impairment testing, we determined that the fair value of Nurse and Allied Staffing was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in the second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing.  Pursuant to the second step of the interim impairment testing we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, we wrote-off the remaining goodwill which resulted in a pretax goodwill impairment charge of $18.7 million as of June 30, 2012.

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

Upon completion of the third quarter 2012 interim impairment testing, we determined that the estimated fair value of our reporting units, with the exception of clinical trial services, exceeded their respective carrying values. See Note 4 – Discontinued Operations to our consolidated financial statements.

Fourth quarters 2014, 2013 and 2012, annual goodwill impairment testing results

During the fourth quarters of 2014, 2013, and 2012, the Company determined that no goodwill impairment charges were warranted.

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

Fourth quarter 2014 other indefinite lived intangibles

In the fourth quarter of 2014, in conjunction with our annual testing of indefinite-lived intangible assets not subject to amortization, we recorded a pretax non-cash impairment charge of approximately $10.0 million related to Physician Staffing. We reduced our long-term revenue forecast in our fourth quarter for these businesses and as a result, our calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge. See Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets to our consolidated financial statements.

Fourth quarter 2013 other indefinite lived intangibles

In the fourth quarter of 2013, in conjunction with our annual testing of indefinite-lived intangible assets not subject to amortization, we recorded a pretax non-cash impairment charge of approximately $6.4 million of which $6.2 million related to the Physician Staffing segment and $0.2 million related to the Nurse and Allied Staffing segment. We reduced our long-term revenue forecast in our fourth quarter for these businesses and as a result, our calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

As of December 31, 2014, other indefinite-lived intangible assets not subject to amortization on our consolidated balance sheets totaled $38.2 million.

Goodwill and other identifiable intangible assets related to discontinued operations

We used a consistent income approach and market approach to evaluate the potential impairment of goodwill related to the clinical trial services staffing reporting unit. Discounted cash flows served as the primary basis for the income approach. Pricing multiples derived from publicly-traded guideline companies that are comparable served as the basis for the market approach. Pursuant to the second step of our third quarter interim impairment testing, we were required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of its third quarter filing, we had not finalized its second step of impairment testing due to the limited time period from the first indication of potential impairment to the date of filing and the complexities involved in estimating the fair value. We recorded a pretax goodwill impairment charge of approximately $22.1 million as of September 30, 2012.  This impairment analysis was finalized in the fourth quarter and did not result in any adjustment.  In addition, in the fourth quarter of 2012, in conjunction with our evaluation of our assets held for sale, an additional impairment charge was recorded of approximately $11.9 million. The Company considered the sale price from the buyer as its best indication of fair value as of December 31, 2012 (See Note 4 - Discontinued Operations).

Risk and uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. See Note 10 - Fair Value. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2014, we had total goodwill and intangible assets not subject to amortization of $128.8 million or 39.6%of our total assets.

Health, workers' compensation and professional liability expense

We maintain accruals for our health, workers’ compensation and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2014 and 2013, we had $2.2 million and $1.4 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2014, and 2013, we had $12.2 million and $2.8 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2014, and 2013, we had $9.0 million and $7.9 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared or reviewed by an independent actuary annually.

Revenue recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered and all of the following criteria are met: persuasive evidence of the arrangement exists; service has been provided; and the Company has no remaining obligations; the fee is fixed and determinable; and collectability is reasonably assured. Accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write-off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2014, our allowance for doubtful accounts was $1.4 million.

Contingent liabilities

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

Income taxes

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2014, we have deferred tax assets related to certain federal, state and foreign net operating loss carryforwards of $38.1 million. The state carryforwards will expire between 2014 and 2034. The federal carryforwards expire between 2031 and 2034. The majority of the foreign carryforwards are in a jurisdiction with no expiration.

We determine the need for a valuation allowance under Income Taxes topic of the FASB ASC by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, the evaluation of various income tax planning strategies and other relevant factors. We maintain a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Significant judgment is required in making this assessment and to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. Our cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. As of December 31, 2014, we determined that we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from recent losses, because of the cumulative loss, the difficulty of forecasting future taxable income, and other factors. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. As of December 31, 2014 and 2013, the Company recorded valuation allowances of $63.6 million and $52.0 million, respectively. The December 31, 2013 valuation allowance applied to all our deferred tax assets.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of other current liabilities, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2014, total unrecognized tax benefits recorded was $3.8 million. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. We are regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Embedded derivative

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

The inputs into the valuation model are as follows:

December 31, 2014
Closing share price	$12.48
Conversion price	$7.10
Risk free rate	1.86%
Expected volatility	40%
Dividend yield	—%
Expected life	5.5 years

The fair value of the convertible note payable derivative liability was $23.4 million, 12.0% of total liabilities at December 31, 2014. The calculation of fair value included a number of estimates and assumptions that required significant judgments, including the probability and timing of certain triggering events, as well as estimating a reasonable default intensity and recovery rate. See Note 10 - Fair Value. Changes in these assumptions could materially affect the determination of fair value for each reporting unit.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. We had operations that were reported as discontinued operations for the years ended December 31, 2013 and 2012. We did not adopt this guidance.

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

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to ensure that billing rates reflect increases in costs due to inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 8 - Long-Term Debt to our consolidated financial statements. During the year ended December 31, 2014 or 2013, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our current and prior credit agreements charge us interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. See Management’s Discussion and Analysis above for further discussion about our asset-based Loan Agreement and our prior credit agreements.

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on floating rates. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately by $0.3 million in the year ended December 31, 2014, and an immaterial amount in the year ended December 31, 2013.

Derivative Liability Risk

As of December 31, 2014, in conjunction with the MSN acquisition, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. As of December 31, 2014, a $1 decrease or increase in our stock price would have resulted in a change in the valuation of the embedded derivative by approximately $3.1 million and a 1% decrease or increase in interest rates would have resulted in a change in the valuation of the derivative of approximately $0.7 million.

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Approximately 1% of selling, general and administrative expenses are related to certain software development and information technology support provided by our employees in Pune, India. We have not entered into any foreign currency hedges.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on such evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, had identified a material weakness in our internal control over 2013 financial reporting. In 2014, we have implemented a variety of changes described below. As a result of this evaluation, and of the remediation of last year's material weakness, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

The Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC ("MSN") in June 2014. Due to the timing of the acquisition and as allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the acquired business, which is relevant to the Company’s 2014 consolidated financial statements as of and for the year ended December 31, 2014.

Steps Taken During 2014 to Remediate the Material Weakness

During fiscal year 2014 and through the date of this report, the following actions were taken by management, with the oversight of our Audit Committee, in order to remediate our material weakness in internal control over financial reporting related to an ineffective control around the Company’s review of non-routine accounting matters identified as of December 31, 2013, as follows:

1.
We have expanded the Company’s complement of qualified finance, accounting and tax personnel. Specific personnel changes made within the leadership team within these areas included the appointment of the following positions:

•	New Chief Financial Officer in April 2014,

•	New Vice President, Corporate Controller in December 2014, and

•	New Vice President, Tax in December 2014

2.	We have increased our reliance on third party experts for the review of significant non-routine accounting transactions or matters, such as:

•
Goodwill and other indefinite-lived intangible assets - Valuation experts were engaged to review the Company’s impairment models, to challenge the assumptions utilized, and to perform the impairment test if there was an indicator of impairment.

•
Income taxes - Tax experts were engaged to assist management in its review of the income tax provision workpapers, review the tax treatment of the MSN acquisition, and review several key income tax returns.

•
Other significant non-routine accounting matters - Accounting experts were engaged to assist management in reviewing and evaluating the accounting implications of technical accounting matters including the accounting for new debt arrangements related to the MSN acquisition. We also engaged valuation experts to assist management with our valuation of the embedded derivative in our Convertible Notes.

3.
We have implemented process improvements that permit more effective and efficient management of the accounting and financial reporting processes, including those related to non-routine transactions, such as:

•
Annual impairment testing - We changed our annual impairment test date to October 1st, which allows adequate time for management review as well as better alignment with the annual budget process. We improved the overall quality of the documentation surrounding managements’ assumptions utilized within the impairment models. Finally, we shifted the responsibility for the preparation of the analysis away from the Chief Financial Officer so that it could be reviewed initially by the Vice President, Corporate Controller and then by the Chief Financial Officer as the Company’s final reviewer.

•
Tax account reconciliations - We undertook steps to improve the overall quality of our deferred tax accounts analysis. Additional procedures were implemented in which we employed a more granular approach to calculate our deferred taxes that considered the location, timing, legal entities, jurisdictions, and the nature of the taxes. These steps improved the quality of the current deferred and long-term deferred tax and provided a reliable base of calculation for the deferred tax asset valuation allowance.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (1992 framework). As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of Medical Staffing Network Healthcare, LLC ("MSN"), because it was acquired by us at the end of the second quarter of 2014. The assets of the acquisition constituted $86.6 million and $51.1 million of total and net assets, respectively, as of December 31, 2014, and $128.2 million and $0.8 million of revenue from services and net loss attributable to common shareholders, respectively.

Based on its evaluation, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on the specific criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cross Country Healthcare, Inc. and subsidiaries
We have audited Cross Country Healthcare, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cross Country Healthcare, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Medical Staffing Network Healthcare, LLC ("MSN"), which is included in the December 31, 2014 consolidated financial statements of Cross Country Healthcare, Inc. and subsidiaries and constituted $86.6 million and $51.1 million of total and net assets, respectively, as of December 31, 2014 and $128.2 million and $0.8 million of revenue from services and net loss attributable to common shareholders, respectively, for the year then ended. Our audit of internal control over financial reporting of Cross Country Healthcare, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of MSN.
In our opinion, Cross Country Healthcare, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP
Certified Public Accountants
Boca Raton, Florida
March 6, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2015 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2014, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	935,095	$8.27	1,205,908
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	935,095	$8.27	1,205,908

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012

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
Date: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ William J. Grubbs	President, Chief Executive Officer,	March 6, 2015
William J. Grubbs	Director (Principal Executive Officer)

/s/ William J. Burns	Chief Financial Officer	March 6, 2015
William J. Burns	(Principal Accounting and Financial Officer)

/s/ Thomas C. Dircks	Director	March 6, 2015
Thomas C. Dircks

/s/ W. Larry Cash	Director	March 6, 2015
W. Larry Cash

/s/ Richard M. Mastaler	Director	March 6, 2015
Richard M. Mastaler

/s/ Gale Fitzgerald	Director	March 6, 2015
Gale Fitzgerald

/s/ Joseph A. Trunfio	Director	March 6, 2015
Joseph A. Trunfio

EXHIBIT INDEX

No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)

3.2
Amended and Restated By-laws of the Registrant (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)

4.1	Form of specimen common stock certificate (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)
4.2 #	2014 Omnibus Incentive Plan - Restricted Stock Agreement Form (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2014 and incorporated by reference herein.)
4.3 #
2014 Omnibus Incentive Plan - Performance Share and Restricted Stock Agreement Form (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2014 and incorporated by reference herein.)

4.4
Registration Rights Agreement, dated June 30, 2014, by and among Cross Country Healthcare, Inc. and the noteholders party thereto (Previously filed as an exhibit to the Company’s Form 8-K dated July 2, 2014 and incorporated by reference herein.)

10.1 #
Employment Agreement, dated as of March 20, 2013, between William J. Grubbs and the Registrant (Previously filed as an exhibit to the Company’s Form 8-K dated March 22, 2013 and incorporated by reference herein.)

10.2 #	Cross Country, Inc. Deferred Compensation Plan (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.)
10.3 #	Form of Incentive Stock Option Agreement (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-74403, and incorporated by reference herein.)
10.4
Lease Agreement between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc., dated February 2, 2007 (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.)

10.5
Lease Agreement between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007 (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.)

10.6
Second Amendment to Lease Agreement by and between Meridian Commercial Properties Limited Partnership and Cross Country Healthcare, Inc., dated February 17, 2007 (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.)

10.7
First Amendment to Lease Agreement dated as of September 1, 2007, by and between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc. (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.)

10.8 #
Form of Non-Employee Directors’ Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (Previously filed as an exhibit to the Company’s 8-K dated May 15, 2007 and incorporated by reference herein.)

10.9 #
Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (Previously filed as an exhibit to the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.)

10.10 #
Amended and Restated Executive Severance Policy of Cross Country Healthcare, Inc. dated as of January 1, 2008 (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.)

10.11	Lease Agreement, dated July 1, 2010, between Goldberg Brothers Real Estate LLC and MCVT, Inc. (Previously filed as an incorporated by reference herein.)
10.12
Leave and License Agreement dated October 15, 2010 between Cross Country InfoTech, Ltd. and Shri Subhash Dattatraya Angal (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.)

10.13
Lease Agreement, dated July 18, 2013, between Peachtree II and III, LLC and MDA Holdings, Inc. (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.)

10.14 #	Amended and Restated Executive Severance Plan of Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.15
First Amendment to Lease Agreement, dated April 22, 2011, between Self Service Mini Storage, L.P. and Cross Country Education, LLC, dated February 2, 2007 (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.)

10.16
Loan and Security Agreement, dated January 9, 2013, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries, as Borrowers, the Lenders referenced therein, and Bank of America, N.A., as Agent (Previously filed as an exhibit to the Company’s Form 8-K dated January 11, 2013 and incorporated by reference herein.)

10.17
Consent, Waiver and Third Amendment, dated as of June 30, 2014, to Loan and Security Agreement dated January 9, 2013, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries, as Borrowers, the Lenders referenced therein, and Bank of America, N.A., as Agent (Previously filed as an exhibit to the Company’s Form 8-K dated July 2, 2014 and incorporated by reference herein.)

10.18
Stock Purchase Agreement, dated February 2, 2013, by and among ICON Clinical Research, Inc. and ICON Clinical Research UK Limited, as Buyers, and Cross Country Healthcare, Inc., Local Staff, LLC and Cross Country Healthcare UK Holdco Ltd., as Sellers (Previously filed as an exhibit to the Company’s Form 8-K dated February 5, 2013 and incorporated by reference herein.)

10.19
Asset Purchase Agreement, dated December 2, 2013, between Local Staff, LLC, as Buyer, Cross Country Healthcare, Inc., as Parent and On Assignment Staffing Services, Inc., Assignment Ready, Inc., and On Assignment, Inc., collectively as Seller (Previously filed as an exhibit to the Company’s Form 8-K dated December 3, 2013 and incorporated by reference herein.)

10.20 #
Employment Agreement, dated March 3, 2014, between William Burns and Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.)

10.21
Asset Purchase Agreement, dated June 2, 2014, by and among Cross Country Healthcare, Inc., as Purchaser, and MSN Holdco, LLC, MSN Holding Company Inc., Medical Staffing Network Healthcare, LLC and Optimal Workforce Solutions, LLC, as Seller (Previously filed as an exhibit to the Company’s Form 8-K dated June 3, 2014 and incorporated by reference herein.)

10.22
Second Lien Loan and Security Agreement, dated June 30, 2014, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent (Previously filed as an exhibit to the Company’s Form 8-K dated July 2, 2014 and incorporated by reference herein.)

10.23
Convertible Note Purchase Agreement, dated as of June 30, 2014, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries and Benefit Street Partners SMA LM L.P., PECM Strategic Funding L.P. and Providence Debt Fund III L.P. and other noteholders defined therein (Previously filed as an exhibit to the Company’s Form 8-K dated July 2, 2014 and incorporated by reference herein.)

10.24
Fourth Amendment, dated as of October 20, 2014, to Loan and Security Agreement dated January 9, 2013, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries, as Borrowers, the Lenders referenced therein, and Bank of America, N.A., as Agent (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein.)

10.25 #
Transition Agreement, dated March 3, 2014, between Emil Hensel and the Registrant (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.)

*10.26	Lease Agreement, dated November 22, 1999, by and between Fairfax Boca 92, L.P. and Medical Staffing Network, Inc.
*10.27	First Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated July 31, 2001
*10.28	Second Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated March 20, 2002
*10.29	Third Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated May 14, 2002
*10.30	Fourth Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated December 13, 2002
*10.31	Fifth Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated February 11, 2003
*10.32	Six Amendment to Lease Agreement by and between Teachers Insurance and Annuity Association of America and Medical Staffing Network, LLC, dated January 3, 2011
*10.33	Seventh Amendment to Lease Agreement by and between Teachers Insurance and Annuity Association of America and Medical Staffing Network, LLC, dated March 1, 2011

 EXHIBIT INDEX (CONTINUED)

No.	Description
*10.34	Eighth Amendment to Lease Agreement by and between Teachers Insurance and Annuity Association of America, and Medical Staffing Network, LLC, dated November 22, 2011
14.1	Code of Ethics (Previously filed as exhibits in the Company’s Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.)
18.1	Letter re Change in Accounting Principles (Previously filed as exhibit to the Company's Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein.)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Grubbs, President and Chief Executive Officer
*31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Grubbs, Chief Executive Officer
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
________________
*           Filed herewith
**         Furnished herewith

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cross Country Healthcare, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cross Country Healthcare, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Boca Raton, Florida
March 6, 2015

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,995	$8,055
Accounts receivable, less allowance for doubtful accounts of $1,425 and $1,651 at December 31, 2014 and 2013, respectively	113,129	60,750
Income taxes receivable	307	538
Prepaid expenses	6,073	6,163
Insurance recovery receivable	5,624	3,886
Indemnity escrow receivable	—	3,750
Other current assets	1,055	793
Total current assets	131,183	83,935
Property and equipment, net of accumulated depreciation	12,133	6,170
Trade Names, net	38,201	42,301
Goodwill	90,647	77,266
Other identifiable intangible assets, net	33,823	26,198
Debt issuance costs, net of accumulated amortization of $522 and $222 at December 31, 2014 and 2013, respectively	1,257	464
Non-current insurance recovery receivable	16,825	10,914
Non-current security deposits	1,064	997
Total assets	$325,133	$248,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$27,314	$10,272
Accrued compensation and benefits	28,731	19,148
Current portion of long-term debt and capital lease obligations	3,607	8,483
Sales tax payable	2,573	2,404
Deferred tax liabilities	1,981	535
Other current liabilities	2,790	4,063
Total current liabilities	66,996	44,905
Long-term debt and capital lease obligations, less current portion	70,467	93
Non-current deferred tax liabilities	18,038	16,849
Long-term accrued claims	32,068	18,303
Long-term deferred purchase price	2,333	—
Long-term unrecognized tax benefits	889	4,013
Other long-term liabilities	4,010	3,415
Total liabilities	194,801	87,578

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 31,292,596 and 31,085,289 shares issued and outstanding at December 31, 2014 and 2013, respectively	3	3
Additional paid-in capital	247,467	246,325
Accumulated other comprehensive loss	(1,118)	(970)
Accumulated deficit	(116,474)	(84,691)
Total Cross Country Healthcare, Inc. stockholders' equity	129,878	160,667
Noncontrolling interest	454	—
Total stockholders' equity	130,332	160,667
Total liabilities and stockholders' equity	$325,133	$248,245

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Revenue from services	$617,825	$438,311	$442,635
Operating expenses:
Direct operating expenses	460,021	324,851	331,050
Selling, general and administrative expenses	141,018	106,117	109,417
Bad debt expense	1,016	1,078	786
Depreciation	3,866	3,886	4,905
Amortization	3,575	2,294	2,263
Acquisition and integration costs	7,957	473	—
Restructuring costs	840	484	—
Legal settlement charge	—	750	—
Impairment charges	10,000	6,400	18,732
Total operating expenses	628,293	446,333	467,153

Loss from operations	(10,468)	(8,022)	(24,518)

Other expenses (income):
Foreign exchange loss (gain)	49	(132)	(62)
Interest expense	4,160	849	2,341
Change in fair value of convertible notes derivative liability	16,671	—	—
Loss on early extinguishment and modification of debt	—	1,419	82
Other (income) expense, net	(30)	(119)	16
Loss from continuing operations before income taxes	(31,318)	(10,039)	(26,895)
Income tax expense (benefit)	216	44,211	(6,150)
Loss from continuing operations	(31,534)	(54,250)	(20,745)
Income (loss) from discontinued operations, net of income taxes	—	2,281	(21,476)
Consolidated net loss	(31,534)	(51,969)	(42,221)
Less: Net income attributable to noncontrolling interest in subsidiary	249	—	—
Net loss attributable to common shareholders	$(31,783)	$(51,969)	$(42,221)

Basic (loss) income per share attributable to common shareholders
Continuing operations	$(1.02)	$(1.75)	$(0.67)
Discontinued operations	—	0.07	(0.70)
Net loss	$(1.02)	$(1.68)	$(1.37)

Diluted (loss) income per share attributable to common shareholders
Continuing operations	$(1.02)	$(1.75)	$(0.67)
Discontinued operations	—	0.07	(0.70)
Net loss	$(1.02)	$(1.68)	$(1.37)

Weighted average common shares outstanding—basic	31,190	31,009	30,843

Weighted average common shares outstanding—diluted	31,190	31,009	30,843

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012

Consolidated net loss	$(31,534)	$(51,969)	$(42,221)

Other comprehensive income, before income taxes:
Unrealized foreign currency translation gain (loss)	14	(386)	268
Reclassification of currency translation adjustments related to sale of clinical trial services business (See Note 2 - Summary of Significant Accounting Policies)	—	2,336	—
Write-down of marketable securities	—	—	38
Net change in fair value of marketable securities	—	—	(1)
Other comprehensive income, before income taxes	14	1,950	305

Income tax expense (benefit) related to items of other comprehensive income	162	(162)	15

Other comprehensive (loss) income, net of tax	(148)	2,112	290
Consolidated comprehensive loss	(31,682)	(49,857)	(41,931)
Less: Net income attributable to noncontrolling interest in subsidiary	249	—	—
Comprehensive loss attributable to common shareholders	$(31,931)	$(49,857)	$(41,931)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Total Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2011	30,812	$3	$243,171	$(3,373)	$9,499	—	$249,300
Vesting of restricted stock	162	—	(153)	—	—	—	(153)
Tax deficit of share-based compensation	—	—	(314)	—	—	—	(314)
Equity compensation	—	—	2,594	—	—	—	2,594
Stock repurchase and retirement	(72)	—	(374)	—	—	—	(374)
Foreign currency translation adjustment	—	—	—	268	—	—	268
Net change in fair value of marketable securities	—	—	—	23	—	—	23
Net loss	—	—	—	—	(42,221)	—	(42,221)
Balances at December 31, 2012	30,902	3	244,924	(3,082)	(32,722)	—	209,123
Exercise of stock options	2	—	—	—	—	—	—
Vesting of restricted stock	181	—	(300)	—	—	—	(300)
Tax deficit of share-based compensation	—	—	(399)	—	—	—	(399)
Equity compensation	—	—	2,100	—	—	—	2,100
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(224)	—	—	(224)
Reclassification of currency translation adjustments related to sale of clinical trial services business	—	—	—	2,336	—	—	2,336
Net loss	—	—	—	—	(51,969)	—	(51,969)
Balances at December 31, 2013	31,085	3	246,325	(970)	(84,691)	—	160,667
Exercise of stock options	66	—	—	—	—	—	—
Vesting of restricted stock	141	—	(245)	—	—	—	(245)
Equity compensation	—	—	1,387	—	—	—	1,387
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(148)	—	—	(148)
Acquisition of InteliStaf of Oklahoma, LLC	—	—	—	—	—	324	324
Distribution to noncontrolling shareholder	—	—	—	—	—	(119)	(119)
Net (loss) income	—	—	—	—	(31,783)	249	(31,534)
Balances at December 31, 2014	31,292	$3	$247,467	$(1,118)	$(116,474)	$454	$130,332

See accompanying notes.

ROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Consolidated net loss	$(31,534)	$(51,969)	$(42,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	1,016	1,083	871
Depreciation	3,866	3,886	5,566
Amortization	3,575	2,294	3,382
Amortization of debt discount and debt issuance costs	1,064	233	606
Impairment charges	10,000	6,400	54,132
Loss on early extinguishment and modification of debt	—	1,419	82
Deferred income tax (benefit) expense	(857)	45,900	(18,520)
Change in fair value of convertible note derivatives liability	16,671	—	—
Equity compensation	1,387	2,100	2,594
Gain on sale of clinical trial services business	—	(3,969)	—
Other noncash costs	114	12	822
Changes in operating assets and liabilities:
Accounts receivable	(16,119)	2,036	(4,256)
Prepaid expenses and other assets	1,371	(1,848)	(444)
Income taxes	58	(138)	1,748
Accounts payable and accrued expenses	5,654	(320)	4,128
Other liabilities	(338)	1,540	1,656
Net cash (used in) provided by operating activities	(4,072)	8,659	10,146

Cash flows from investing activities
Proceeds from sale of business segment, net of cash sold and transaction costs	3,750	45,655	—
Acquisition of assets of Medical Staffing Network, net of cash acquired	(44,631)	—	—
Acquisition of assets of On Assignment, Inc.	—	(28,700)	—
Purchases of property and equipment	(4,571)	(1,750)	(2,219)
Liquidation of foreign cash investments	—	—	2,652
Other investing activities	—	—	(258)
Net cash (used in) provided by investing activities	(45,452)	15,205	175

Cash flows from financing activities
Debt issuance costs	(1,093)	(506)	(1,377)
Repurchase of stock for tax withholdings	(245)	(300)	(153)
Stock repurchase and retirement	—	—	(374)
Cash payment to noncontrolling shareholder	(119)	—	—
Proceeds from borrowing on Second Lien Term Loan	28,875	—	25,000
Principal payments on term loan	—	(23,125)	(43,326)
Proceeds from borrowing on Convertible Notes	24,063	—	—
Borrowings under revolving credit facility	—	—	26,900
Repayments on revolving credit facility	—	(10,000)	(16,900)
Borrowings under Senior Secured Asset-Based revolving credit facility	61,205	63,444	—
Repayments on Senior Secured Asset-Based revolving credit facility	(66,105)	(55,044)	—
Repayments of capital lease obligations and note payable	(122)	(530)	(353)
Net cash provided by (used in) financing activities	46,459	(26,061)	(10,583)

Effect of exchange rate changes on cash	5	(211)	77
Net decrease in cash and cash equivalents	(3,060)	(2,408)	(185)
Cash and cash equivalents at beginning of year	8,055	10,463	10,648
Cash and cash equivalents at end of year	$4,995	$8,055	$10,463

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased through capital lease obligations	$—	$—	$302
Insurance premium financing	$—	$—	$190
Supplemental disclosure of cash flow information:
Interest paid	$2,512	$622	$1,467
Income taxes paid	$1,374	$1,164	$1,682
Income tax refunds	$(61)	$(323)	$(564)
See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1. Organization and Basis of Presentation

On July 29, 1999, Cross Country Staffing, Inc. (CCS), a Delaware corporation, was established through an acquisition of certain assets and liabilities of Cross Country Staffing, a Delaware general partnership (the "Partnership"). The Partnership was engaged in the business of providing travel nurse and allied health staffing services to healthcare providers primarily on a contract basis. Subsequent acquisitions and dispositions were made and, as of December 31, 2014, Cross Country Healthcare, Inc. (the "Company") has become a leading provider of nurse and allied staffing services in the United States, a national provider of multi-specialty locum tenens (temporary physician staffing) services, as well as a provider of other human capital management services focused on healthcare.

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN), which results have been substantially reported through the Company's Nurse and Allied Staffing business segment. See Note 3 - Acquisitions.

During the first quarter of 2013, the Company completed the sale of its clinical trial services business segment as a result of an extensive review of its business and the changing competitive landscape in the pharmaceutical outsourcing industry. As of December 31, 2012, this segment was classified as a disposal group held for sale, and the results of its operations have been classified as discontinued operations for all periods presented. See Note 4 - Discontinued Operations. In the fourth quarter of 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division, which results have been included with the Company's Nurse and Allied Staffing business segment. See Note 3 - Acquisitions.

The consolidated financial statements include the accounts of the Company and its wholly-owned direct and indirect subsidiaries. The consolidated financial statements include all assets, liabilities, revenue, and expenses of InteliStaf of Oklahoma, LLC, which is controlled by the Company but not wholly owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. See Note 3 - Acquisitions for further information. All material intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, share-based compensation, accruals for health, workers’ compensation and professional liability claims, valuation of deferred tax assets and the purchase price allocation, derivative liability, legal contingencies, future contingent considerations, income taxes, and sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. The Company invests its excess cash in highly rated overnight funds and other highly rated liquid accounts. The Company is exposed to credit risk associated with these investments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions, and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties.

Interest income on cash and cash equivalents is included in other (income) expense, net, on the Company’s consolidated statements of operations.

Accounts Receivable, Allowance for Doubtful Accounts, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers, and accounts receivable represent amounts due from them. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. The majority of the Company's business activity is with hospitals located throughout the United States. No single customer accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2014 and 2013, or revenue for the years ended December 31, 2014, 2013 and 2012.

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

Business Combinations

In accordance with ASC 805, Topic 805-Business Combinations, assets acquired and liabilities assumed are recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

Goodwill, Trade Names, and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which range from 5 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances occur indicating potential impairment, with any related losses recognized in earnings and included in the caption impairment charges on the consolidated statement of operations.

Historically, the Company completed the annual goodwill impairment test as of December 31 of each fiscal year. During the quarter ended September 30, 2014, the Company voluntarily changed the date of its goodwill and other indefinite-lived intangible assets impairment testing from December 31 to the first day of its fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The performance of the quantitative impairment test involves a two-step process. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company has four reporting units that it reviews for impairment: 1) Nurse and Allied Staffing, 2) Physician Staffing, 3) Retained Search, and 4) Education and Training.

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

Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow that is expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. See Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets for further information.

Debt Discount and Debt Issuance Costs

Stated discounts on proceeds, and other fees reimbursed to lender, as well as the initial value of any embedded derivative features of the Convertible Notes and Term Loans, as defined in Note 8 - Long-Term Debt, are treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Discounts are amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

Deferred costs related to the issuance of Convertible Notes and Term Loans, as defined in Note 8 - Long-Term Debt, are capitalized and amortized using the effective interest method. Deferred costs related to the issuance of the Company’s Senior Secured Asset-based Loan, as defined in Note 8 – Long-Term Debt, have been capitalized and amortized using the straight line method, over the term of the related credit agreement.

Derivative Financial Instruments

The Company evaluates embedded conversion features within convertible debt under FASB ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded within other expenses (income) on our consolidated statements of operations. The Company uses a trinomial lattice model to estimate the fair value of embedded conversion and redemption features in its convertible debt at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are reported in the consolidated statement of operations. The fair value at inception has been recorded as debt discount and is being amortized to interest expense over the term of the note using the effective interest method or another method that approximates the effective interest method.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

Sales and Other State Non-income Tax Liabilities

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

Reserves for Claims

The Company provides workers’ compensation insurance coverage, professional liability coverage, and health care benefits for eligible employees. The Company records its estimate of the ultimate cost of, and reserves for workers' compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using the Company’s loss history as well as industry statistics. The health care insurance accrual is for estimated claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported as well as unfavorable claims development (IBNR).

The Other Expenses/Insurance Costs Topic of FASB ASC 720, previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. ASC 720 concluded that, under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2014 and 2013 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 – Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2014 and 2013, respectively, the Company had outstanding approximately $21.5 million and $6.4 million standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide each working professional in its nurse and allied healthcare business with coverage. In addition, the Company has an occurrence-based professional liability policy for its independent contractor physicians and advance practitioners which is insured by a wholly-owned subsidiary (the "Captive"). Under the terms of the Captive’s reinsurance policy there is a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. As of December 31, 2014 and 2013, the value of the letter of credit was $5.0 million.

Subject to certain limitations, the Company also has umbrella liability coverage for its working nurses and allied healthcare professionals. While this umbrella coverage does not extend to professional liability claims against its independent contractor physicians and advance practitioners, it does cover claims brought against all of the Company’s subsidiaries for non-patient general liability.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

Temporary Staffing Revenue

Revenue from services consists primarily of temporary staffing revenue. Revenues from temporary staffing, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s healthcare professionals. Accordingly, accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2014 and 2013, such estimated accrued revenue is approximately $21.9 million and $11.0 million, respectively.

Permanent Placement

Revenue on permanent placements is recognized when services provided are substantially completed. The Company does not, in the ordinary course of business, provide refunds. If a candidate leaves a permanent placement within a relatively short period of time, it is customary for the Company to provide a replacement at no additional cost.

Gross Versus Net Policies

The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the arrangement, as follows:

Managed Service Programs Arrangements

The Company has entered into certain contracts with acute care facilities to provide comprehensive managed service programs (MSP) services. Under these contract arrangements, the Company uses its healthcare professionals along with those of third-party subcontractors to fulfill customer orders. If its healthcare professional is used, revenue is recorded on a gross basis. If a subcontractor is used, the customer is invoiced for their services and, a subcontractor liability is recorded in accrued expenses, but only the resulting administrative fee is recognized as revenue. The subcontractor is paid after the Company has received payment from the acute care facility. The Company determined that it acts as an agent in these arrangements based on the following factors:

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

•	The Company performs part of the service by being involved with the program development and handling accreditation of the courses.

•	The Company establishes the price for its service.

Deferred Revenue

Amounts collected in advance of the services being substantially complete are recorded as deferred revenue in other current liabilities on the consolidated balance sheets. At December 31, 2014 and 2013, the Company had $1.2 million and $1.3 million, respectively, recorded as deferred revenue included in other current liabilities on the accompanying consolidated balance sheets.

Share-Based Compensation

The Company has, from time to time, granted stock options, stock appreciation rights, performance-based share awards, and restricted stock for a fixed number of common shares to employees. In accordance with the Compensation-Stock-Compensation Topic of the FASB ASC, companies may choose from alternative valuation models. The Company uses the Black-Scholes method of valuing its options and stock appreciation rights. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company values its restricted stock awards and the fair value of its performance-based share awards by reference to the Company’s stock price on the date of grant.

The Company granted performance-based share awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan as described in Note 14- Stockholders' Equity. Pursuant to the Plan, the number of target shares that will vest are determined based on the level of attainment of the targets. If the minimum level of performance is attained, and restricted stock issued, they will vest on December 31, 2016. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures, as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and totaled $1.4 million; $2.1 million and $2.6 million, during the years ended December 31, 2014, 2013 and 2012, respectively. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of share-based payments during the years ended December 31, 2014 and 2013 had no impact on the income tax provision. For the year ended December 31, 2012, related deferred tax benefits of approximately $1.0 million were recorded. See Note 14 – Stockholders’ Equity for further information about the Company’s current share-based compensation programs.

Advertising

The Company’s advertising expense consists primarily of direct mail marketing, online advertising, print media, and promotional material. Advertising costs are expensed as incurred and were approximately $4.1 million for the year ended December 31, 2014 and $3.2 million for the years ended December 31, 2013 and 2012. Direct response advertising costs associated with the Company’s education and training services are capitalized when the Company determines that there is a reasonable expectation that the cost of the incurred advertising will be recovered from the gross profit generated by the advertised event and expensed when the related event takes place. At December 31, 2014 and 2013, approximately $1.0 million and $1.3 million, respectively, of these costs are included in prepaid expenses on the consolidated balance sheets.

Restructuring Costs

Restructuring costs included in the consolidated statements of operations are primarily related to senior management employee severance pay.

Acquisition and Integration Costs

During the years ended December 31, 2014 and 2013, the Company incurred acquisition and integration related costs of $8.0 million and $0.5 million, respectively. Acquisition costs totaled $2.2 million and $0.5 million for the periods ending December 31, 2014 and 2013, respectively, and included transaction advisory fees, as well as other costs directly attributable to the

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

transaction. Integration costs for the year ended December 31, 2014 included $1.6 million for ongoing post-employment benefits and $1.1 million for exit costs associated with redundant facilities.  As of December 31, 2014, the Company had accrued integration liabilities of $1.9 million, which included $0.9 million for exit costs and $0.8 million for ongoing post-employment benefits. There were no similar amounts accrued as of December 31, 2013.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of the Leases Topic of the FASB ASC, any incentives or rent escalations are also recognized on a straight-line basis over the term of the lease.

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

Comprehensive Loss

Total comprehensive loss includes net income or loss, foreign currency translation adjustments, reclassification of foreign currency adjustments, write-down of marketable securities, and net changes in the fair value of marketable securities available for sale, net of any related deferred taxes.

Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was approximately $1.1 million at December 31, 2014 and 2013.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (continued)

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

During the periods ended December 31, 2014 and 2013, $0.2 million of income tax expense and $0.2 million of income tax benefit, respectively, related to foreign currency translation adjustments were included on the Company's consolidated statements of comprehensive loss. During December 31, 2012 an immaterial amount of income tax expense related to the Company's marketable securities was included on the Company's consolidated statements of comprehensive loss.

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. As of December 31, 2014 and 2013, the Company’s financial assets and liabilities required to be measured on a recurring basis were its indemnity escrow receivable, its deferred compensation liability, its convertible notes derivative liability and its contingent consideration receivable. See Note 10 – Fair Value Measurements for relevant disclosures.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company had operations that were reported as discontinued operations for the years ended December 31, 2013 and 2012. The Company did not adopt this guidance.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

3. Acquisitions

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of MSN for an aggregate purchase price of $48.1 million, subject to certain post-closing net working capital adjustments. The Company paid $44.6 million, net of cash acquired, of which $1.0 million was funded to an escrow account for the net working capital adjustment. An additional $2.5 million was deferred and is due to the seller in 21 months, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period. During the fourth quarter of 2014, the Company received $0.2 million from the escrow account to finalize the net working capital adjustment and the remaining balance in the escrow account was released to the seller.

The Company financed the purchase price using $55.0 million in new subordinated debt consisting of a $30.0 million, 5-year term loan and $25.0 million of convertible notes having a 6-year maturity and a conversion price of $7.10. The Company also amended its loan agreement with Bank of America. N.A. to increase its borrowing capacity under its senior secured asset-based revolving credit facility from $65.0 million to $85.0 million. See Note 8 - Long-Term Debt for further information.

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

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method of accounting. The results of the acquisition's operations have been included in the consolidated statements of operations from July 1, 2014. The acquisition results have been substantially reported through the Company's Nurse and Allied Staffing business segment. As such, the associated goodwill related to the acquisition of MSN has been fully allocated to Nurse and Allied Staffing.

The following table is an estimate of the fair value of the assets acquired and liabilities assumed.

(amounts in thousands)
Cash acquired	$989
Accounts receivable, net	37,275
Other current assets	3,378
Property and equipment	5,329
Goodwill	13,381
Other intangible assets	17,100
Other assets	2,325
Total assets acquired	79,777

Accounts payable	6,736
Accrued employee compensation and benefits	14,731
Other liabilities	9,867
Total liabilities assumed	31,334

Noncontrolling interest	324

Net assets acquired	$48,119

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

3. Acquisitions (continued)

The Company used a third-party appraiser to determine the fair value and estimated useful lives of certain acquired assets and liabilities. The gross contractual accounts receivable of the business were $38.1 million and were recorded net of the Company's best estimate of receivables not expected to be collected of $0.8 million.

The self-insurance accruals and liabilities for workers' compensation and professional liability were based on third-party appraisals. The Company provides workers’ compensation insurance coverage and professional liability coverage for our eligible temporary healthcare professionals. As part of the MSN acquisition, the Company assumed MSN’s workers' compensation and professional liability claims (both known claims and those incurred but not reported or IBNR). The MSN workers’ compensation benefits are provided under a partially self-insured plan. The workers' compensation insurer requires that the Company provide a letter of credit to guarantee payments of those workers' compensation claims. The Company also purchased an aggregate stop loss policy that attaches at $2.3 million for known MSN professional liability claims with a policy limit of $5.0 million. At the date of acquisition. the estimated fair value of the related liability was $5.6 million and the estimated recovery receivable was $0.4 million. For IBNR professional liability claims of MSN, the Company purchased a primary policy that provides each temporary healthcare professional with coverage of $1.0 million per occurrence and $5.0 million in the aggregate. This policy does not have a deductible. The Company also purchased an excess layer of insurance for MSN IBNR professional liability claims having limits of $1.0 million per occurrence and $6.0 million in the aggregate.

Based on a final independent third-party appraisal, the Company assigned the following values to other identifiable intangible assets: $5.9 million to trade names with an indefinite life, $4.7 million to customer relations with a weighted average estimated useful life of 13 years, and $6.5 million to a database with an estimated useful life of 10 years, for a total of $11.2 million in definite life intangible assets with a weighted average estimated useful life of 11 years. The Company also assigned an estimated fair value of $0.3 million to the noncontrolling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN and a third party. The fair value assessment was determined based on a combination of the discounted cash flow method, the guideline public company method, and the merger and acquisition method, utilized at 80%, 10%, and 10%, respectively, discounted to reflect that the interest is noncontrolling, and that there is no ready public market for the interest.

The remaining excess purchase price over the fair value of net assets acquired of $13.4 million was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition and integration-related costs of approximately $7.3 million were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the year ended December 31, 2014.

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

The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combination, using the acquisition method of accounting. The results of the acquisition's operations have been included in the consolidated statements of operations since December 2, 2013, the date of the acquisition. The acquired allied staffing business has been included with the Company's Nurse and Allied Staffing business segment.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

3. Acquisitions (continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed. The Company used a third-party appraiser to determine the fair value and estimated useful lives of acquired assets and liabilities assumed.

(amounts in thousands)
Other current assets	$62
Property and equipment	161
Goodwill	14,554
Other intangible assets	14,000
Other assets	52
Total assets acquired	28,829

Accrued employee compensation and benefits	112
Total liabilities assumed	112

Net assets acquired	$28,717

Based on the final independent third-party appraisal, the Company assigned the following values to other identifiable intangible assets: $10.4 million to customer relations with an estimated useful life of 16 years, $3.4 million to database with an estimated useful life of 10 years, and $0.2 million to non-compete agreements with a useful life of 5 years, in a total $14.0 million in definite life intangible assets with a weighted average estimated useful life of 14 years. The remaining excess of purchase price over the fair value of net assets acquired $14.6 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition and integration-related costs of approximately $0.7 million and $0.5 million were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the years ended December 31, 2014 and 2013, respectively.

Results of Recent Acquisitions

The Company is integrating the acquired businesses into its current operations, including the consolidation of branch and corporate offices and therefore, it is impracticable to separate their results from their respective dates of acquisition. The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the MSN and allied staffing business acquisitions had occurred as of January 1, 2013, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $6.2 million for the year ended December 31, 2014, related to the MSN acquisition. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, estimates of the changes in the fair value of the embedded derivative in our Convertible Notes or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

3. Acquisitions (continued)

	Year Ended December 31,
	2014	2013
	(unaudited, amounts in thousands except per share data)

Revenue from services	$739,895	$705,477

Net loss attributable to common shareholders	$(29,797)	$(66,232)

Net loss per common share attributable to common shareholders - basic	$(0.96)	$(2.14)

Net loss per common share attributable to common shareholders - diluted	$(0.96)	$(2.14)

MDA Holdings, Inc.

In September 2008, the Company completed the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Part of the cash paid at closing was held in escrow to cover any post-closing liabilities (Indemnification Escrow). As of December 31, 2014 and 2013, the Indemnification Escrow balance was $3.6 million. The escrow will be released upon full satisfaction of certain tax matters and the resolution of indemnity claims.

4. Discontinued Operations

The Clinical Trial Services business provided clinical trial, drug safety, and regulatory professionals and services on a contract staffing and outsourced basis to companies in the pharmaceutical, biotechnology, and medical device industries, as well as to contract research organizations, primarily in the United States, and also in Canada and Europe.

On February 15, 2013, the Company completed the sale of its clinical trial services business to ICON Clinical Research, Inc. and ICON Clinical Research UK Limited (Buyer) for an aggregate $52.0 million in cash, subject to certain adjustments. At closing, the total amount paid was reduced by approximately $0.1 million for the amount the Targeted Net Working Capital exceeded the Estimated Net Working Capital. During the fourth quarter of 2013, the Company paid an additional $0.2 million to the Buyer to finalize the Net Working Capital adjustment, pursuant to the assets purchase agreement.

The agreement included a provision for an earn-out of up to $3.8 million related to certain performance-based milestones. The maximum earn-out amount of $3.8 million was deposited in escrow by Buyer as security for the earn-out payment, if any. The $3.8 million earn-out related to certain performance-based milestones was treated as contingent consideration and the Company assigned no fair value to this earn-out as of December 31, 2013 based on the information available to the Company. See Note 10 - Fair Value Measurements. The performance-based milestones were not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013 and $2.3 million was released in July 2014.

Of the $52.0 million purchase price paid at closing, $3.8 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $3.8 million indemnity escrow funds as an escrow receivable, and adjusted the amount, each reporting period, based on any known information that would be reasonable and estimable. See Note 10 - Fair Value Measurements. The total escrow amount was released to the Company in August 2014 and reported as additional proceeds from the sale in the investing activities on its consolidated statement of cash flows.

As a result of the disposal, the underlying operations and cash flows of the Clinical Trial Services business have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. The historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for the years ended December 31, 2013 and 2012.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

4. Discontinued Operations (continued)

The following table presents the revenues and the components of discontinued operations, net of tax:

	Years Ended December 31,
	2013	2012
	(amounts in thousands)

Revenue	$7,939	$67,627

Income (loss) from discontinued operations before gain on sale and income taxes	434	(30,973)
Gain on sale of discontinued operations	3,969	—
Income tax (expense) benefit	(2,122)	9,497
Income (loss) from discontinued operations, net of income taxes	$2,281	$(21,476)

For the year ended December 31, 2012, the loss before income taxes is comprised of $34.0 million of goodwill impairment charges, $1.4 million of a trade name impairment charge, and results from operations of approximately $4.4 million.

5. Goodwill, Trade Names, and Other Identifiable Intangible Assets

As of December 31, 2014 and 2013, the Company had the following acquired intangible assets:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$22,425	$12,893	$9,532	$15,925	$12,103	$3,822
Customer relationships	42,004	17,870	24,134	37,304	15,125	22,179
Non-compete agreements	3,603	3,446	157	3,603	3,406	197
	$68,032	$34,209	$33,823	$56,832	$30,634	$26,198

Intangible assets not subject to amortization:
Goodwill			$90,647			$77,266
Trade names			38,201			42,301
			$128,848			$119,567

Additions to these intangible assets are related to the MSN acquisition. See Note 3 - Acquisitions.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

5. Goodwill, Trade Names, and Other Identifiable Intangible Assets (continued)

As of December 31, 2014, estimated annual amortization expense for continuing operations is as follows:

Years Ending December 31:	(amounts in thousands)
2015	$3,929
2016	3,929
2017	3,885
2018	3,800
2019	3,763
Thereafter	14,517
$33,823

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Balances as of December 31, 2013
Aggregate goodwill acquired	$274,286	$43,405	$19,307	$336,998
Accumulated impairment loss (a)	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	14,554	43,405	19,307	77,266
Changes to aggregate goodwill in 2014
Goodwill acquired (b)	13,381	—	—	13,381
Balances as of December 31, 2014
Aggregate goodwill acquired	287,667	43,405	19,307	350,379
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	$27,935	$43,405	$19,307	$90,647
_______________

(a)
A non-cash pretax impairment charge of approximately $241.0 million was recorded to reduce the carrying value of goodwill to its estimated fair value in the fourth quarter of 2008 for its Nurse and Allied Staffing reporting unit. The majority of the goodwill impairment was attributable to the Company’s initial capitalization in 1999, which was accounted for as an asset purchase (See Note 1 – Organization and Basis of Presentation), and subsequent Nurse and Allied Staffing acquisitions made through 2003. In addition, in the second quarter of 2012, a non-cash pretax impairment charge of approximately $18.7 million was recorded for the Company’s Nurse and Allied Staffing reporting unit. See impairment review disclosures that follow.

(b)	Goodwill acquired from the acquisition of Medical Staffing Network. See Note 3 - Acquisitions.

2014 annual impairment testing results

The Company performed its annual impairment test as of October 1, 2014. Upon completion of the impairment testing, the Company determined that the estimated fair value of its reporting units exceeded their respective carrying values. Accordingly, no goodwill impairment charges were warranted for these reporting units as of December 31, 2014.

Also, in conjunction with the annual impairment testing of trade names in the fourth quarter of 2014, the Company recorded a pretax non-cash impairment charge of $10.0 million related to the Physician Staffing segment. The Company reduced its long-term revenue forecast for the business segment in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge. The reduced long-term revenue forecast

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

5. Goodwill, Trade Names, and Other Identifiable Intangible Assets (continued)

was impacted by lower projected volume resulting from a delay in changing to a more scalable business model. The Company valued the trade name based on a discounted cash flow using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method and has been applied consistently since the date of acquisition. No additional impairments of indefinite-lived intangible assets were identified.

2013 annual impairment testing results

The Company performed its annual impairment test as of December 31, 2013. Upon completion of the impairment testing, the Company determined that the estimated fair value of its reporting units exceeded their respective carrying values. Accordingly, no goodwill impairment charges were warranted for these reporting units as of December 31, 2013.

In the fourth quarter of 2013, in conjunction with the annual testing of trade names, the Company recorded a pretax non-cash impairment charge of approximately $6.4 million of which $6.2 million related to the Physician Staffing reporting unit and $0.2 million related to the Nurse and Allied Staffing reporting unit. The Company reduced its long-term revenue forecast for these businesses in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge. The Company valued the trade name based on a discounted cash flow using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method and has been applied consistently since the date of acquisition.

The assessment was impacted by a then recent reduction in locum tenens usage and the overall physician staffing needs of the Company's customers. Based on the impact those trends had on the long-term revenue forecast, the calculation of estimated fair value using the projected revenue stream indicated the carrying amount of the trade names may not have been fully recoverable.

2012 annual impairment testing results

During the second quarter of 2012, the Company’s stock price declined further from December 31, 2011. In addition, slower than expected booking momentum and reduced contribution income in Nurse and Allied Staffing resulted in a downward revision to this segment’s forecast. Additionally, the Company was closely monitoring the performance of the Clinical Trial Services and Physician Staffing reporting units due to a small margin between the carrying amount and fair value of those respective reporting units as of the December 31, 2011 annual impairment testing and the small margin between the carrying amount and fair value of the Nurse and Allied Staffing reporting unit as of the March 31, 2012 interim impairment testing. These factors warranted impairment testing in the second quarter of 2012.

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

The reporting units’ values based on the market approach were determined assuming a 50% weighting to revenue multiples and a 50% weighting to EBITDA multiples for its Physician Staffing, Clinical Trial Services, and Retained Search reporting units; and a 100% weighting to the EBITDA multiples for the Education and Training reporting unit.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

5. Goodwill, Trade Names, and Other Identifiable Intangible Assets (continued)

supported the implied control premium. The Company believes that a reasonable buyer would offer a control premium for the business that would adequately cover the difference between its market price at June 30, 2012 and its book value.

Upon completion of the second quarter 2012 interim impairment testing, the Company determined that the estimated fair value of the Company’s reporting units, with the exception of Nurse and Allied Staffing, exceeded their respective carrying values. As a result of the June 30, 2012 interim impairment testing, the Company determined that the fair value of the Nurse and Allied Staffing reporting unit was lower than the respective carrying value. The decrease in value was due to slower than expected booking momentum and reduced contribution income in the Company’s second quarter of 2012 which lowered the anticipated growth trend used for goodwill impairment testing. Pursuant to the second step of the interim impairment testing the Company was required to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. Based on these results, the Company wrote-off the remaining goodwill which resulted in a pretax goodwill impairment charge of approximately $18.7 million as of June 30, 2012.

In conjunction with the 2012 annual testing of indefinite-lived intangible assets, no additional impairments of indefinite-lived intangible assets were identified.

6. Property and Equipment

At December 31, 2014 and 2013, property and equipment consist of the following:

		December 31,
	Useful Lives	2014	2013
		(amounts in thousands)

Computer equipment	3-5 years	$13,572	$12,115
Computer software	3-5 years	34,100	30,059
Office equipment	5-7 years	3,846	3,307
Furniture and fixtures	5-7 years	3,562	1,752
Leasehold improvements	(a)	4,643	3,716
		59,723	50,949
Less accumulated depreciation and amortization		(47,590)	(44,779)
		$12,133	$6,170
_______________

(a)	See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

7. Balance Sheet Details

	December 31,
	2014	2013
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for workers’ compensation	$3,316	$2,093
Insurance recovery for professional liability	2,308	1,793
	$5,624	$3,886

Non-current insurance recovery receivable:
Insurance recovery for workers’ compensation – long-term	$5,677	$3,336
Insurance recovery for professional liability – long-term	11,148	7,578
	$16,825	$10,914

Accrued compensation and benefits:
Salaries and payroll taxes	$8,406	$6,875
Bonuses	4,050	2,200
Accrual for workers’ compensation claims	6,996	3,236
Accrual for health care benefits	2,206	1,385
Accrual for professional liability insurance	4,652	4,091
Accrual for vacation	2,421	1,361
	$28,731	$19,148

Long-term accrued claims:
Accrual for workers’ compensation claims	$14,221	$5,076
Accrual for professional liability insurance	17,847	13,227
	$32,068	$18,303

Other long-term liabilities:
Deferred compensation	$1,510	$1,638
Deferred rent	2,453	1,777
Other	47	—
	$4,010	$3,415

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

8. Long-Term Debt

At December 31, 2014 and 2013, long-term debt consists of the following:

	December 31,
	2014	2013
	(amounts in thousands)
Senior Secured Asset-Based, interest 2.61% and 3.27% at December 31, 2014 and December 31, 2013, respectively	$3,500	$8,400
Second Lien Term Loan, net of unamortized discount of $1,011, interest 7.50% at December 31, 2014	28,989	—
Convertible Notes, net of unamortized discount of $7,053, interest 8.00% at December 31, 2014	17,947	—
Convertible Notes derivative liability	23,436	—
Capital lease obligations	202	176
Total debt	74,074	8,576
Less current portion	(3,607)	(8,483)
Long-term debt	$70,467	$93

As of December 31, 2014, the aggregate scheduled maturities of debt are as follows:

	Term Debt	Convertible Notes	Revolver	Capital Leases and Note Payable
	(amounts in thousands)
Through Years Ending December 31:
2015	$—	$—	3,500	107
2016	—	—	—	72
2017	—	—	—	13
2018	—	—	—	8
2019	30,000	—	—	2
Thereafter	—	25,000	—	—
Total	$30,000	$25,000	$3,500	$202

Senior Credit Facility

On January 9, 2013, the Company entered into a First Lien Loan Agreement, (the First Lien Loan Agreement or Senior Secured Asset-Based Loan), by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent. The First Lien Loan Agreement was subsequently amended to allow for the sale of the Company's Clinical Trials Services business in February 2013 and for administrative matters.

The initial proceeds from the revolving credit facility were used to finance the repayment of existing indebtedness of the Company under its prior senior secured credit agreement and the payment of fees and expenses. The repayment of the term loan portion of the senior secured agreement was treated as extinguishment of debt, and, as a result, the Company recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million. The repayment of the revolver portion of the senior secured credit agreement was treated partially as extinguishment and partially as a modification. The fees related to the modified portion of $0.1 million relate to the continuation of credit provided by Bank of America, N.A. in its First Lien Loan Agreement. The Company wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

8. Long-Term Debt (continued)

On June 30, 2014, the Company and certain of its subsidiaries, as borrowers, entered into a third amendment (the Amendment) to the Company’s First Lien Loan Agreement with Bank of America, N.A., as agent, in order to, among other things, increase the Company’s borrowing capacity under the First Lien Loan Agreement and to consent to the consummation of the MSN acquisition and the incurrence by the Company of the indebtedness contemplated pursuant to the Second Lien Term Loan Agreement and the Note Purchase Agreement. The Amendment provided for, among other things, increasing the revolving credit facility under the First Lien Loan Agreement from $65.0 million to $85.0 million and increasing the letter of credit subline under the First Lien Loan Agreement from $20.0 million to $35.0 million. In addition, the termination date of the revolving credit facility under the First Lien Loan Agreement was extended to June 30, 2017.

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

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of December 31, 2014, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2014, was 0.375%.

The First Lien Loan Agreement contains customary representations, warranties, and affirmative covenants. The First Lien Loan Agreement also contains customary negative covenants, including covenants with respect to, among other things: (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates, and (viii) restrictive agreements. In addition, if the Company’s availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $8.3 million, or availability is less than $4.0 million, the Company is required to meet a minimum fixed charge coverage ratio of 1.0, as defined in the First Lien Loan Agreement. The First Lien Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy, and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.

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

As of December 31, 2014, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $69.7 million based on the Company's November accounts receivable balance. The Company had $26.5 million letters of credit outstanding and $3.5 million drawn under its revolving credit facility, leaving $39.7 million available as of December 31, 2014. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Second Lien Term Loan

On June 30, 2014, the Company entered into a second lien loan and security agreement (the Second Lien Term Loan Agreement), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

8. Long-Term Debt (continued)

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loans). After deducting a debt discount of $1.1 million, the net proceeds of $28.9 million from the Second Lien Term Loan facility were used by the Company to pay a portion of the consideration for the MSN Acquisition and related fees and expenses. In connection with the financing, the Company incurred $0.4 million of debt issuance costs.

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

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. The financial covenant will be tested quarterly, commencing with the quarter ended June 30, 2015 and each quarter thereafter for so long as any Second Lien Term Loans are outstanding. The agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) fundamental corporate changes, (v) dispositions, (vi) dividends, distributions and other restricted payments, (vii) transactions with affiliates, and (viii) restrictive agreements. The agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy, and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the Second Lien Term Loan Facility documents.

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

Private Placement of Convertible Notes

On June 30, 2014, the Company and certain of its domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders). Pursuant to the Note Purchase

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

8. Long-Term Debt (continued)

Agreement, the Company sold to the Noteholders an aggregate of $25.0 million of convertible senior notes (the Convertible Notes). After deducting a debt discount of $0.9 million, the net proceeds of $24.1 million were used by the Company for the MSN Acquisition and related fees and expenses. In connection with the financing, the Company incurred $0.3 million of debt issuance costs. As a result of the conversion and redemption features, the Company recorded $6.8 million as additional discount for the fair value of these features.

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the Thirty Day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

The Convertible Notes bear interest at a rate of 8.00% per annum, payable in quarterly cash installments; provided, however, that, at the Company’s option, up to 4.00% of the interest payable may be “paid-in-kind” through a quarterly addition of such “paid-in-kind” interest amount to the principal amount of the Convertible Notes. The Convertible Notes will mature on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, the Company is not permitted to redeem the Convertible Notes until June 30, 2017. If the Company redeems the Convertible Notes on or after June 30, 2017, the Company is required to pay a premium of 15% of the amount of principal of the Convertible Notes redeemed.

If the Convertible Notes are redeemed prior to June 30, 2017, pursuant to a Prohibited Transaction, as defined by the agreement, the Company is required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) a “make whole” amount (described below) and (ii) the sum of (x) the average thirty day VWAP per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into, with no maximum, and (y) the accrued but unpaid interest on the Convertible Notes. The “make whole” amount is equal to the excess, if any, of (1) the present value at the date of redemption of (A) 115% of the principal amount of the Convertible Notes redeemed, plus (B) all remaining scheduled interest due on the principal amount of the notes being redeemed through June 30, 2017 computed using a discount rate equal to the Treasury rate as of the date of redemption plus 50 basis points over (2) the outstanding principal amount of the Convertible Notes then redeemed.

The Company granted the Noteholders preemptive rights with respect to future equity issuances by the Company, subject to customary exceptions.

In connection with the placement of the Convertible Notes, on June 30, 2014, the Company entered into a registration rights agreement (the Registration Rights Agreement) with the Noteholders, which sets forth the rights of the Noteholders to have the shares of Common Stock issuable upon conversion of the Convertible Notes registered with the Securities and Exchange Commission (the SEC) for public resale under the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement, the Company was required to file a registration statement with the SEC (the Initial Registration Statement) registering the shares of Common Stock issuable upon conversion of the Convertible Notes. The Initial Registration Statement was filed with the SEC and became effective in the fourth quarter of 2014. In addition, the agreement gives the Noteholders the ability to exercise certain piggyback registration rights in connection with registered offerings by the Company.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The Company’s Convertible Notes derivative liability has been measured at fair value at December 31, 2014 using a trinomial lattice model. The optional redemption features, along with the offer to purchase features are incorporated into the valuation model. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of change of control and issuance of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The inputs into the valuation model are as follows:

December 31, 2014
Closing share price	$12.48
Conversion price	$7.10
Risk free rate	1.86%
Expected volatility	40%
Dividend yield	—%
Expected life	5.5 years

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. As of December 31, 2014, a $1 decrease or increase in our stock price would have resulted in a change in the valuation of the embedded derivative by approximately $3.1 million and a 1% decrease or increase in interest rates would have resulted in a change in the valuation of the derivative of approximately $0.7 million.

10. Fair Value Measurements

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
DECEMBER 31, 2014

10. Fair Value Measurements (continued)

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

Items Measured at Fair Value on a Recurring Basis:

At December 31, 2014 and 2013, the Company’s financial assets/liabilities required to be measured on a recurring basis were its indemnity escrow receivable, deferred compensation liability included in other long-term liabilities, Convertible Notes derivative liability and contingent consideration receivable related to the sale of its Clinical Trial Services business.

Escrow receivable —The Company recorded the $3.8 million indemnity escrow funds related to the sale of its Clinical Trial Services business as an escrow receivable and adjusted the amount to the estimated fair value each reporting period based on any known information. The total escrow amount was released to the Company in August 2014 relieving the escrow receivable balance. See Note 4 - Discontinued Operations.

Contingent consideration receivable, performance earnout —The earn out related to the Company’s sale of its Clinical Trial Services business was treated as a contingent consideration receivable for accounting purposes. The Company utilized Level 3 inputs to value the contingent consideration receivable as significant unobservable inputs were used in the calculation of its fair value and related to the future performance of the disposed business. The fair value of the contingent consideration receivable was adjusted to its fair value on a quarterly basis with any adjustment to the related receivable and the gain/loss on the sale of assets (included in discontinued operations). The future performance of the disposed business directly impacted the contingent consideration that could have been paid to the Company. The contingency was resolved during the third quarter of 2014 resulting in no additional consideration. See Note 4 - Discontinued Operations for further information.

Deferred compensation —The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Convertible Notes derivative liability —The Company utilizes Level 3 inputs to value its Convertible Notes derivative liability. See Note 9 - Convertible Notes Derivative Liability and Note 2 - Summary of Significant Accounting Policies.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2014 and 2013:

Fair Value Measurements

	December 31, 2014	December 31, 2013
Financial Assets:	(amounts in thousands)
(Level 3)
Escrow receivable	$—	$3,750

Financial Liabilities:
(Level 1)
Deferred compensation	$1,510	$1,638
(Level 3)
Convertible Notes derivative liability	$23,436	$—

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

10. Fair Value Measurements (continued)

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Escrow	Convertible Notes
	Receivable	Derivative Liability (a)
	(amounts in thousands)

December 31, 2012	$—	$—
Additions	3,750	—
December 31, 2013	3,750	—
Additions	—	6,765
Settlements	(3,750)	—
Valuation loss for the period	—	16,671
December 31, 2014	$—	$23,436
_______________

(a)
Embedded derivative included in long-term debt on consolidated balance sheets. Embedded derivative of $6.8 million added as of June 30, 2014. Change in valuation of derivative for the year ended December 31, 2014 was $16.7 million and is included in other expenses (income) on the consolidated statement of operations. See Note 9 - Convertible Notes Derivative Liability and Note 2 - Summary of Significant Accounting Policies for further information.

Items Measured at Fair Value on a Nonrecurring Basis:

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

As of October 1, 2014, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pretax non-cash impairment charge of approximately $10.0 million related to its MDA trade name. See Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets. The Company reduced its long-term revenue forecast for these businesses as part of its forecasting process in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

In the fourth quarter of 2013, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pretax non-cash impairment charge of approximately $6.4 million related to its MDA acquisition (see Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets). The Company reduced its long-term revenue forecast for these businesses in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

The table below presents the fair value of the MDA trade names as of December 31, 2014 and 2013.

Fair Value Measurements

	December 31, 2014	December 31, 2013
	(amounts in thousands)
(Level 3)
MDA trade names	$17,699	$28,836

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

10. Fair Value Measurements (continued)

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The fair value of the Company’s term loan and revolver credit facility included in the current portion of long-term debt on its consolidated balance sheet is estimated using Level 2 inputs utilizing interest rates that were indirectly observable in markets for similar liabilities. The estimated fair value of the Company’s debt was calculated using discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs available market information.

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Second Lien Term Loan, net (a)	$28,989	$29,900	$—	$—
Convertible Notes, net (a)	$17,948	$19,200	$—	$—
Senior Secured Asset-Based Loan (b)	$3,500	$3,500	$8,400	$8,400
 _______________

(a)
The Second Lien Term Loan and Convertible Notes are reported at their carrying value in the accompanying consolidated balance sheets. The Company determined their fair value, as presented in the table using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

11. Employee Benefit Plans (continued)

Contributions by the Company, net of forfeitures, under this plan amounted to $0.6 million the years ended December 31, 2014, 2013 and 2012, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and amounted $1.5 million and $1.6 million at December 31, 2014 and 2013, respectively.

12. Commitments and Contingencies

Commitments:

Operating Leases

The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements. The rent escalations and incentives have been reflected in the table below.

Future minimum lease payments, as of December 31, 2014, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:	(amounts in thousands)
2015	$7,202
2016	5,581
2017	3,884
2018	1,613
2019	486
Thereafter	2,146
$20,912

Total operating lease expense included in selling, general and administrative expenses was approximately $7.7 million, $5.5 million and $5.8 million for the years ending December 31, 2014, 2013 and 2012, respectively.

Contingencies:

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2014 and 2013, on its consolidated balance sheets.

During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state are subject to a tax not previously paid by the Company. As a result, the Company conducted

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

12. Commitments and Contingencies (continued)

an initial review of certain other states to determine if any additional exposures may exist and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and estimated a liability related to these matters. Based on its best estimate of probable settlement, the Company accrued a pretax liability related to the non-income tax matters of approximately $0.5 million in the year ended December 31, 2011, of which approximately $0.4 million related to the 2008-2010 tax years. The Company accrued an additional pretax liability related to the non-income tax matters of approximately $1.0 million in the year ended December 31, 2012, of which approximately $0.3 million related to the 2005-2011 tax years. For the year ended December 31, 2013, the Company accrued an additional pretax liability related to the non-income tax matters of approximately $0.8 million, of which approximately $0.4 million related to the 2007-2012 tax years, and paid approximately $0.3 million to settle with certain states. For the year ended December 31, 2014, the Company accrued an additional pretax liability related to the non-income tax matters of approximately $0.2 million, and paid approximately $0.1 million to settle with certain states. The expenses are included in selling, general and administrative expenses on its consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 and the liability is reflected as sales tax payable as of December 31, 2014 and 2013, on its consolidated balance sheets. The Company is continuing to work with professional tax advisors and state authorities to resolve the remaining matters.

Legal Proceedings

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit (Alice Ogues, on behalf of herself and all others similarly situated, Plaintiffs, vs. CC Staffing, Inc., a Delaware corporation; and DOES 1-50, inclusive, Defendants) filed in the United States District Court, Northern District of California. Plaintiff alleged that traveling employees were denied meal periods and rest breaks, that they should have been paid overtime on reimbursement amounts, various other wage and hour claims, and that they are entitled to associated penalties. In 2013, the parties agreed to settle this lawsuit for $0.8 million with the understanding that such settlement is not an admission by the Company of any liability, negligence or wrong doing. The Court granted final approval of the settlement in September 2014 and during the fourth quarter of 2014 the Company paid $0.8 million to the plaintiff.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these other matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

13. Income Taxes

The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
	(amounts in thousands)
United States	$(33,574)	$(11,216)	$(28,599)
Foreign	2,256	1,177	1,704
	$(31,318)	$(10,039)	$(26,895)

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

13. Income Taxes (continued)

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(amounts in thousands)
Continuing operations:
Current
Federal	$—	$—	$412
State	811	540	812
Foreign	262	416	1,561
Total	1,073	956	2,785

Deferred
Federal	(1,320)	37,822	(4,048)
State	68	5,134	(5,251)
Foreign	395	299	364
Total	(857)	43,255	(8,935)
Total income tax expense (benefit) for continuing operations	$216	$44,211	$(6,150)

The total income tax provision is summarized as follows:
Continuing operations	$216	$44,211	$(6,150)
Discontinued operations	—	2,122	(9,497)
	$216	$46,333	$(15,647)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

13. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(amounts in thousands)
Current deferred tax assets (liabilities):
Accrued other and prepaid expenses	$2,823	$2,592
Accrued settlement charge	—	283
Allowance for doubtful accounts	589	650
Other	822	468
Gross deferred tax assets	4,234	3,993
Valuation allowance	(6,215)	(4,528)
Deferred tax liabilities	(1,981)	(535)
Non-current deferred tax (liabilities) and assets:
Amortization	(5,967)	(1,314)
Depreciation	105	(384)
Identifiable intangibles	—	(2,237)
Net operating loss carryforwards	38,144	32,531
Derivative interest	6,370	—
Accrued professional liability	(92)	(118)
Accrued workers’ compensation	1,356	675
Tax on unrepatriated earnings	(336)	(453)
Share-based compensation	959	1,610
Other	(1,176)	314
Gross deferred tax assets	39,363	30,624
Valuation allowance	(57,401)	(47,473)
Deferred tax liabilities	(18,038)	(16,849)
Net deferred taxes	$(20,019)	$(17,384)

The Company determines the need for a valuation allowance under Income Taxes topic of the FASB ASC by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, the evaluation of various income tax planning strategies, and other relevant factors. The Company maintains a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred tax assets at that time. The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. As of December 31, 2013, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets resulting from recent losses, the difficulty of forecasting future taxable income, and other factors. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. To be considered a source of future taxable income to support realizability of a deferred tax asset, a taxable temporary difference must reverse in a period such that it would result in the realization of the deferred tax asset. Taxable temporary differences related to indefinite-lived intangibles, such as goodwill, are by their nature not predicted to reverse and therefore not considered a source of future taxable income in accordance with ASC 740. The Company had $19.7 million and $17.4 million of deferred tax liabilities relating to indefinite lived intangible assets that it was not able to offset against deferred tax assets as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company recorded valuation allowances of $63.6 million and $52.0 million, respectively. The December 31, 2014 and 2013 valuation allowances applied to all its deferred tax assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

13. Income Taxes (continued)

The December 31, 2012 valuation allowance related to the uncertainty of the realization of a particular subsidiary’s state portion of its deferred tax asset that arose from the goodwill impairment and certain separate state net operating losses.

As of December 31, 2014 and 2013, respectively, the Company had approximately $97.5 million and $78.1 million of federal, state, and foreign net operating loss carryforwards. The federal carryforwards expire between 2031 and 2034. The state carryforwards expire between 2014 and 2034. The majority of the foreign carryforwards are in a jurisdiction with no expiration. A valuation allowance for the net operating losses has been recorded at December 31, 2014 and 2013, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In the first quarter of 2014, the Company recorded a non-cash adjustment of $1.7 million primarily related to an overstatement of the valuation allowance established as of December 31, 2013. The out-of-period adjustment also decreased the net loss by the same amount or $0.06 per diluted share for the three months ended March 31, 2014 and the year ended December 31, 2014. Management concluded that the adjustment was not material to its prior period financial statements and is not expected to be material to the full year results for 2014.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2014	2013	2012
	(amounts in thousands)
Tax at U.S. statutory rate	$(10,961)	$(3,514)	$(9,413)
State taxes, net of federal benefit	219	(190)	(1,226)
Non-deductible meals and entertainment	1,425	450	962
Foreign tax expense	44	554	(222)
Valuation allowances	12,038	48,556	(44)
Uncertain tax positions	(996)	(257)	648
Deferred tax rate differential	—	—	150
Deferred tax write-offs (a)	—	221	—
Audit settlements	—	160	—
Tax on unrepatriated earnings	—	(1,465)	2,005
Tax on repatriated earnings	—	—	519
Tax true ups and other	(1,553)	(304)	471
Total income tax expense (benefit) for continuing operations	$216	$44,211	$(6,150)

The tax years of 2004, 2005, and 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended. In mid-July of 2013, the Company received a notice of proposed audit adjustments from the State of New York relating to the examination of its tax years ending December 31, 2006 through 2009.

In the fourth quarter of 2012, the Company changed its position regarding permanent reinvestment and accrued approximately $1.4 million of U.S. tax and $0.6 million of India tax on earnings of approximately $9.5 million. During the fourth quarter of 2012, the company repatriated approximately $3.3 million of foreign earnings from its Indian subsidiary. U.S. income taxes on those repatriated earnings have been offset by its U.S. losses. The sale of the Company’s clinical trial services unit located outside the U.S. in the UK during 2013 resulted in write-offs of the investment in those subsidiaries and offset the amount of U.S. taxes that would need to be accrued on the India earnings to zero. During 2014, the Company accrued $0.2 million of India tax on earnings of approximately $0.6 million. India withholding taxes on a dividend of India earnings are not affected by the calculation of U.S. taxes due and continue to be accrued.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

13. Income Taxes (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is approximately as follows:

	2014	2013
	(amounts in thousands)
Balance at January 1	$4,986	$5,204
Additions based on tax positions related to the current year	709	496
Additions based on tax positions related to prior years	91	681
Reductions based on settlements of tax positions related to the prior year	(344)	(292)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,578)	(1,076)
Other	(87)	(27)
Balance at December 31	$3,777	$4,986

Short-term unrecognized tax benefits are included in other current liabilities on the consolidated balance sheets and were approximately $0.6 million and $1.0 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized of approximately $3.3 million and $4.4 million, respectively. During 2014, the Company had gross increases of $0.8 million to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $2.0 million to its unrecognized tax benefits related to settlement refunds and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2014, the Company recognized a reduction on interest and penalties of $0.2 million. During the years ended December 31, 2013 and 2012, the Company recognized interest and penalties of $0.1 million. The Company had accrued approximately $0.8 million and $1.0 million for the payment of interest and penalties at December 31, 2014 and 2013, respectively.

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

During the years ended December 31, 2014 and 2013, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

During the year ended December 31, 2012, the Company repurchased, under this program, a total of 71,653 shares at an average price of $5.22. The cost of such purchases was $0.4 million. All of the common stock was retired.

At December 31, 2014, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in its Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5,000,000 of its Equity Interests. See Note 8 - Long-Term Debt for further information.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

14. Stockholders’ Equity (continued)

Share-Based Payments

2014 Omnibus Incentive Plan

On March 11, 2014, the Board of Directors approved an amendment and restatement of the Company's 2007 Stock Incentive Plan (amended and restated effective March 20, 2013), which was renamed the 2014 Omnibus Incentive Plan. The term of the Amended Plan was extended until March 10, 2024 (the 2007 Stock Incentive Plan was scheduled to expire on April 5, 2017). The 2014 Omnibus Plan approval was subject to, and became effective upon, stockholder approval at the Annual Meeting held on May 13, 2014. The 2014 Omnibus Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code, and other stock-based awards, all as defined by The 2014 Omnibus Plan, to eligible employees, consultants and non-employee Directors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2007 Plan or with respect to which awards may be granted may not exceed 4,100,000 shares, which may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company.

Under The 2014 Omnibus Plan, the Compensation Committee of the Company’s Board of Directors (the Committee), has the discretion to determine the terms of the awards at the time of the grant. Provided, however, that, in the case of stock options and stock appreciation rights (share options): 1) the exercise price per share of the award is not less than 100% (or, in the case of 10% or more stockholders, the exercise price of the incentive stock options (ISOs) granted may not be less than 110%) of the fair market value of the common stock at the time of the grant; and 2) the term of the award will be no more than 10 years after the date the option is granted (or, shall not exceed five years, in the case of a 10% or more stockholder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

Restricted stock awards granted under the Company’s 2014 Omnibus Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. The shares vest ratably over a three to four year period ending on the anniversary date of the grant. There is no partial vesting and any unvested portion is forfeited.

Pursuant to the 2014 Omnibus Plan the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. Pursuant to the 2014 grants, if the minimum level of performance is attained, restricted stock will be issued with a vesting date of December 31, 2016, subject to the employee’s continuing employment. Subject to Board of Director approval, as of December 31, 2014, the Company estimated it achieved a minimum level of performance and accordingly, share-based compensation was recognized during the year ended December 31, 2014 relating to the performance stock awards.

The following table summarizes restricted stock awards and performance-based stock awards activity issued under the 2014 Omnibus Plan (including awards issued prior to the restatement and amendment) for the year ended December 31, 2014:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2014	552,231	$5.37	—	$—
Granted	377,308	$6.18	239,585	$5.81
Vested	(181,354)	$5.77	—	$—
Forfeited	(88,535)	$5.39	(21,410)	$5.77
Unvested restricted stock awards, December 31, 2014	659,650	$5.72	218,175	$5.82

As of December 31, 2014, the Company had approximately$2.4 million pretax of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

14. Stockholders’ Equity (continued)

recognize such cost over a weighted average period of 2.22 years. The fair value of shares vested was approximately $2.3 million, $2.4 million, and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, the Company had approximately $0.3 million pretax of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 2 years, the remaining service period.

The following table represents information about stock options and stock appreciation rights granted and exercised in each year. During the years ended December 31, 2014, 2013 and 2012, the Company issued options and stock appreciation rights at market price.

	Year Ended December 31,
	2014	2013	2012
Share option grants	—	324,000	344,500
Weighted average grant date fair value of options granted during the period	—	$1.77	$1.65
Total intrinsic value of options exercised	$695,286	$12,465	$—

The stock appreciation rights can only be settled with stock or cash, at the discretion of the Committee. The stock appreciation rights vest 25% per year over a 4 year period and expire after 7 years. The restricted stock awards vest equally over a 3 to 4 year period on each anniversary date of the grant. The Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company if stock appreciation rights are settled with stock.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company computes expected volatility using the historical volatility of the market price of the Company’s common stock. Historical data is used to estimate the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. During the year ended December 31, 2014, no stock options were granted. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2013	2012
Expected dividend yield	—%	—%
Expected volatility	48.00%	47.00%
Risk-free interest rate	0.79%	0.58%
Expected life	4.2 years	4.3 years

Due to the adoption of the 2007 Stock Incentive Plan, no further grants have been issued under the Company’s 1999 Plans referred to below.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

14. Stockholders’ Equity (continued)

The following table summarizes the Company’s activities with respect to all of its share option plans for the year ended December 31, 2014:

	Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Share options outstanding at beginning of year	1,546,299	$4.16-$22.50	$8.93
Granted	—	—	—
Exercised	(228,500)	$4.35-$8.56	$7.47
Forfeited/expired	(382,704)	$4.35-$22.50	$11.41
Share options outstanding at end of year	935,095	$4.16-$22.50	$8.27	2.94	$4,464,160
Share options exercisable at end of year	655,468	$4.16-$22.50	$9.58	2.07	$2,430,566
Share options unvested at end of year	279,627	$4.16-$7.44	$5.21	4.96	$2,033,594

As of December 31, 2014, the Company had 935,095 share options outstanding of which 864,671 were vested or expected to vest at a weighted average exercise price of $8.52, intrinsic value of $4.0 million and a weighted average contractual life of 2.78 years. As of December 31, 2014, the Company had approximately $0.3 million pretax of total unrecognized compensation cost related to share options which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.08 years.

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

15. Earnings Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding (excluding unvested restricted stock) and diluted earnings per share reflects the dilutive effects of unvested stock options and restricted stock (as calculated utilizing the treasury stock method). Certain shares of common stock that are issuable upon the exercise of options and vesting of restricted stock have been excluded from the 2014, 2013 and 2012 per share calculations because their effect would have been anti-dilutive. Such shares amounted to 559,064; 1,547,814 and 2,033,632, during the years ended December 31, 2014, 2013 and 2012, respectively. For purposes of calculating net income (loss) per common share - diluted for the years ending December 31, 2014 and 2013, the Company excluded potentially dilutive shares of 334,828, and 149,453, respectively, as their effect would have been anti-dilutive, due to the Company’s net loss from continuing operations in the respective years.

Contingently issuable shares of 3,521,126 as of December 31, 2014, related to Convertible Notes, as defined in Note 8 - Long-Term Debt, if converted, would have had an anti-dilutive effect, and as such, have been excluded from the per share calculations for the year ended December 31, 2014.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

15. Earnings Per Share (continued)

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(amounts in thousands, except per share data)
Loss from continuing operations	$(31,534)	$(54,250)	$(20,745)
Less: Income attributable to noncontrolling interest in subsidiary	249	—	—
Loss from continuing operations attributable to common shareholders	(31,783)	(54,250)	(20,745)
Income (loss) from discontinued operations, net of income taxes	—	2,281	(21,476)
Net loss attributable to common shareholders	$(31,783)	$(51,969)	$(42,221)

Basic (loss) income per share attributable to common shareholders
Continuing operations	$(1.02)	$(1.75)	$(0.67)
Discontinued operations	—	0.07	(0.70)
Net loss	$(1.02)	$(1.68)	$(1.37)

Diluted (loss) income per share attributable to common shareholders
Continuing operations	$(1.02)	$(1.75)	$(0.67)
Discontinued operations	—	0.07	(0.70)
Net loss	$(1.02)	$(1.68)	$(1.37)

Weighted-average number of shares outstanding-basic	31,190	31,009	30,843
Plus dilutive equity awards	—	—	—
Weighted-average number of shares outstanding-diluted	31,190	31,009	30,843

16. Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes the pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions was $17.8 million, $3.9 million and $3.8 million in 2014, 2013 and 2012, respectively. Accounts receivable due from these hospitals at December 31, 2014 and 2013 were $2.0 million and $0.8 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company provides staffing services to the hospital system. Revenue related to these services was $4.7 million during the period of July 1, 2014 through December 31, 2014. At December 31, 2014, the Company had a receivable balance of $0.9 million and a payable balance of $0.1 million relating to these staffing services.

17. Segment Information

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

•
Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics,

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

17. Segment Information (continued)

ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S. The Company aggregates its various brands that it markets to its customers in this business segment.

•
Physician Staffing – Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) under the Company's Medical Doctor Associates (MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. The Physician Staffing business also provides certain other employees on a temporary basis to its customers.

•
Other Human Capital Management Services - Other Human Capital Management Services provides education and training programs to the healthcare industry and retained and contingent search services for physicians and healthcare executives, within the U.S.

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

Information on operating segments and a reconciliation of such information to loss from continuing operations for the periods indicated are as follows:

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
	(amounts in thousands)
Revenue from unaffiliated customers:
Nurse and Allied Staffing	$457,034	$271,563	$272,136
Physician Staffing	123,306	128,781	129,162
Other Human Capital Management Services	37,485	37,967	41,337
	$617,825	$438,311	$442,635
Contribution income: (b)
Nurse and Allied Staffing	$36,326	$18,424	$10,277
Physician Staffing	6,700	8,939	10,863
Other Human Capital Management Services	514	746	1,943
	43,540	28,109	23,083

Unallocated corporate overhead	27,770	21,844	21,701
Depreciation	3,866	3,886	4,905
Amortization	3,575	2,294	2,263
Acquisition and integration costs	7,957	473	—
Restructuring costs	840	484	—
Legal settlement charge	—	750	—
Impairment charges (c)	10,000	6,400	18,732
Loss from operations	$(10,468)	$(8,022)	$(24,518)
_______________

(a)
In 2014, the Company reclassified the revenue and contribution income of certain higher level staffing professionals previously included with Nurse and Allied Staffing to Physician Staffing. In addition, in 2014, the Company refined its methodology for allocating certain corporate overhead expenses to its Nurse and Allied Staffing segment to more

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

17. Segment Information (continued)

accurately reflect the segment’s profitability. Prior year information has been reclassified to conform to current year presentation.

(b)
The Company defines contribution income as loss from operations before depreciation, amortization, acquisition and integration costs, restructuring costs, legal settlement charges, impairment charges, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

(c)
During the years ended December 31, 2014 and 2013, the Company recorded trade names impairment charges of $10.0 million and $6.4 million, respectively. During the year ended December 31, 2012, the Company recorded pretax impairment charges in its continuing operations of $18.7 million. See Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets for further information.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

18. Quarterly Financial Data (Unaudited)

	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
2014	(amounts in thousands)
Revenue from services	$118,091	$122,656	$188,944	$188,134
Gross profit	30,450	32,436	47,277	47,641

Loss from continuing operations, net of tax	(782)	(3,181)	(7,484)	(20,087)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Consolidated net loss	(782)	(3,181)	(7,484)	(20,087)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	118	131
Net loss attributable to common shareholders	(782)	(3,181)	(7,602)	(20,218)

Basic (loss) income per share attributable to common shareholders
Continuing operations	$(0.03)	$(0.10)	$(0.24)	$(0.65)
Discontinuing operations	—	—	—	—
Net loss	$(0.03)	$(0.10)	$(0.24)	$(0.65)

Diluted (loss) income per share attributable to common shareholders
Continuing operations	$(0.03)	$(0.10)	$(0.24)	$(0.65)
Discontinuing operations	—	—	—	—
Net loss	$(0.03)	$(0.10)	$(0.24)	$(0.65)

	First Quarter (e)	Second Quarter	Third Quarter	Fourth Quarter (f)
2013	(amounts in thousands)
Revenue from services	$110,316	$110,768	$108,048	$109,179
Gross profit	28,876	27,838	28,184	28,562

(Loss) income from continuing operations, net of tax	(1,346)	(1,435)	1,453	(52,922)
Income (loss) from discontinued operations, net of tax	2,504	(22)	(539)	338
Consolidated net income (loss)	1,158	(1,457)	914	(52,584)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	—	—
Net income (loss) attributable to common shareholders	1,158	(1,457)	914	(52,584)

Basic (loss) income per share attributable to common shareholders
Continuing operations	$(0.04)	$(0.05)	$0.05	$(1.70)
Discontinuing operations	0.08	—	(0.02)	0.01
Net income (loss)	$0.04	$(0.05)	$0.03	$(1.69)

Diluted (loss) income per share attributable to common shareholders
Continuing operations	$(0.04)	$(0.05)	$0.05	$(1.70)
Discontinuing operations	0.08	—	(0.02)	0.01
Net income (loss)	$0.04	$(0.05)	$0.03	$(1.69)
________________

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

18. Quarterly Financial Data (Unaudited) (continued)

(a)	During the first quarter of 2014, the Company recorded acquisition and integration costs of 0.3 million. See Note 3 - Acquisitions.

(b)	During the second quarter of 2014, the Company recorded acquisition and integration costs of $2.7 million. See Note 3 - Acquisitions.

(c)
On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC. The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method. The results of the acquisition's operations have been included in the consolidated statements of operations from July 1, 2014 due to their immaterial impact on June 30, 2014, the date of the acquisition. See Note 3 - Acquisitions. During the third quarter of 2014, the Company recorded acquisition and integration costs of $2.4 million and a change in fair value of convertible notes derivative liability of $7.3 million. See Note 3 - Acquisitions and Note 9 - Convertible Notes Derivative Liability.

(d)
During the fourth quarter of 2014, the Company recorded acquisition and integration costs of $2.5 million, a trade name impairment charge of $10.0 million, and a change in fair value of convertible notes derivative liability of $9.4 million. See Note 3 - Acquisitions, Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets, and Note 9 - Convertible Notes Derivative Liability.

(e)
The Company sold its Clinical Trial Services business on February 15, 2013. The Clinical Trial Services business has been classified as discontinued operations. The transaction resulted in a gain on sale of $4.0 million pretax, or $2.1 million after tax. See Note 4 – Discontinued Operations.

(f)
On December 2, 2013, the Company acquired the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division. The acquisition has been accounted for in accordance with FASB ASC Topic 805, Business Combinations, using the acquisition method. The results of these allied healthcare staffing operations have been included in the Company's consolidated statements of operations since December 2, 2013, the date of the acquisition. See Note 3 - Acquisitions. During the fourth quarter of 2013, the Company recorded a deferred tax assets valuation allowance of approximately $48.4 million and a trade names impairment charge of $6.4 million. See Note 13 - Income Taxes and Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Recoveries	Other Changes		Balance at End of Period
	(amounts in thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2014	$1,651	$1,016		$(1,257)	$15	$—		$1,425
Year ended December 31, 2013	$1,841	$1,078		$(1,324)	$56	$—		$1,651
Year ended December 31, 2012	$2,180	$786		$(913)	$16	$(228)	(a)	$1,841

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2014	$52,001	$12,038	(b)	$—	$—	$(423)	(c)	$63,616
Year ended December 31, 2013	$4,033	$48,406	(d)	$(438)	$—	$—		$52,001
Year ended December 31, 2012	$3,678	$355	(e)	$—	$—	$—		$4,033
________________

(a)	Represents the reclassification of the allowance for doubtful accounts related to Assets Held for Sale. See Note 4 – Discontinued Operations.

(b)	Related to deferred tax assets.

(c)	Related to foreign valuation allowance adjustment.

(d)	Related to deferred tax assets, Cyprus NOL's, and reversal of deferred tax assets related to the Clinical Trial Services business.

(e)	Related to deferred tax assets on state net operating losses and a particular subsidiary’s state portion of its deferred tax asset that arose from goodwill impairment.

II- 1