Form 10-Q
period 2015-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2015-05-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 32,166,819 shares of Common Stock, par value $0.0001 per share, as of April 30, 2015.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

MARCH 31, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$7,465	$4,995
Accounts receivable, less allowance for doubtful accounts of $2,437 in 2015 and $1,425 in 2014	121,145	113,129
Income taxes receivable	238	307
Prepaid expenses	5,862	6,073
Insurance recovery receivable	5,893	5,624
Other current assets	693	1,055
Total current assets	141,296	131,183
Property and equipment, net of accumulated depreciation of $48,554 in 2015 and $47,590 in 2014	11,756	12,133
Trade names, net	38,201	38,201
Goodwill	90,647	90,647
Other identifiable intangible assets, net of accumulated amortization of $35,191 in 2015 and $34,209 in 2014	32,841	33,823
Debt issuance costs, net	1,163	1,257
Other non-current assets	17,594	17,889
Total assets	$333,498	$325,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$24,265	$27,314
Accrued compensation and benefits	36,230	28,731
Current portion of long-term debt and capital lease obligations	6,608	3,607
Sales tax payable	2,636	2,573
Deferred purchase price	2,223	—
Deferred tax liabilities	1,716	1,981
Other current liabilities	2,761	2,790
Total current liabilities	76,439	66,996
Long-term debt and capital lease obligations, less current portion	68,664	70,467
Non-current deferred tax liabilities	19,142	18,038
Long-term accrued claims	30,427	32,068
Long-term deferred purchase price	—	2,333
Other long-term liabilities	5,249	4,899
Total liabilities	199,921	194,801

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	247,778	247,467
Accumulated other comprehensive loss	(1,104)	(1,118)
Accumulated deficit	(113,540)	(116,474)
Total Cross Country Healthcare stockholders' equity	133,137	129,878
Noncontrolling interest	440	454
Total stockholders' equity	133,577	130,332
Total liabilities and stockholders' equity	$333,498	$325,133

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenue from services	$185,964	$118,091
Operating expenses:
Direct operating expenses	138,927	87,641
Selling, general and administrative expenses	41,166	29,455
Bad debt expense	91	432
Depreciation	960	974
Amortization	982	785
Acquisition and integration costs	118	295
Total operating expenses	182,244	119,582
Income (loss) from operations	3,720	(1,491)
Other expenses (income):
Interest expense	1,737	255
Gain on derivative liability	(2,147)	—
Other expense, net	43	107
Income (loss) before income taxes	4,087	(1,853)
Income tax expense (benefit)	1,037	(1,071)
Consolidated net income (loss)	3,050	(782)
Less: Net income attributable to noncontrolling interest in subsidiary	116	—
Net income (loss) attributable to common shareholders	$2,934	$(782)

Net income (loss) per share attributable to common shareholders - Basic	$0.09	$(0.03)

Net income (loss) per share attributable to common shareholders - Diluted	$0.05	$(0.03)

Weighted average common shares outstanding:
Basic	31,294	31,098
Diluted	35,454	31,098

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$3,050	$(782)

Other comprehensive income, before income tax:
Unrealized foreign currency translation gain	14	95
Other comprehensive income, before income taxes	14	95
Income tax expense related to items of other comprehensive income	—	162
Other comprehensive income (loss), net of tax	14	(67)

Comprehensive income (loss)	3,064	(849)
Less: Net income attributable to noncontrolling interest in subsidiary	116	—
Comprehensive income (loss) attributable to common shareholders	$2,948	$(849)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Consolidated net income (loss)	$3,050	$(782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,942	1,759
Amortization of debt discount and debt issuance costs	466	57
Bad debt expense	91	432
Deferred income tax expense	838	681
Gain on derivative liability	(2,147)	—
Equity compensation	376	452
Other non-cash costs	—	97
Changes in operating assets and liabilities:
Accounts receivable	(8,106)	(11,897)
Prepaid expenses and other assets	598	(556)
Income taxes	87	(2,239)
Accounts payable and accrued expenses	2,820	2,190
Other liabilities	255	572
Net cash provided by (used in) operating activities	270	(9,234)

Cash flows from investing activities
Purchases of property and equipment	(582)	(2,588)
Net cash used in investing activities	(582)	(2,588)

Cash flows from financing activities
Repurchase of stock for tax withholdings	(65)	—
Repayments on Senior Secured Asset-Based revolving credit facility	(18,300)	(9,700)
Borrowings under Senior Secured Asset-Based revolving credit facility	21,300	20,600
Repayments of capital lease obligations	(27)	(42)
Cash payment to noncontrolling shareholder	(130)	—
Net cash provided by financing activities	2,778	10,858

Effect of exchange rate changes on cash	4	67
Change in cash and cash equivalents	2,470	(897)
Cash and cash equivalents at beginning of period	4,995	8,055
Cash and cash equivalents at end of period	$7,465	$7,158

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). The condensed consolidated financial statements include all assets, liabilities, revenue, and expenses of InteliStaf of Oklahoma, LLC, which is controlled by the Company but not wholly owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These entries consisted of all normal recurring items.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2014 condensed consolidated balance sheet included herein was derived from the December 31, 2014 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation. See Note 10 – Segment Data for further information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, share-based compensation, accruals for health, workers’ compensation and professional liability claims, valuation of deferred tax assets, derivative liability, legal contingencies, future contingent considerations, income taxes and sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

3.    ACQUISITIONS

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) for an aggregate purchase price of $47.1 million, net of $1.0 million cash acquired. The Company paid $44.6 million, net of cash acquired, and an additional $2.5 million was deferred and is due to the seller 21 months from the acquisition date, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period.

The Company financed the purchase price using $55.0 million in new subordinated debt consisting of a $30.0 million, 5-year term loan and $25.0 million of convertible notes having a 6-year maturity and a conversion price of $7.10. The Company also amended its loan agreement with Bank of America. N.A. to increase its borrowing capacity under its senior secured asset-based revolving credit facility from $65.0 million to $85.0 million. See Note 6 - Debt for further information.

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method of accounting. The results of the acquisition's operations are included in the consolidated statements of operations from July 1, 2014. The acquisition results are substantially reported through the Company's Nurse and Allied Staffing business segment. As such, the associated goodwill related to the acquisition of MSN is fully allocated to Nurse and Allied Staffing.

Results of Recent Acquisition

The Company is integrating the acquired businesses into its current operations, including the consolidation of branch and corporate offices and therefore, it is impracticable to separate their results from their respective dates of acquisition. As of December 31, 2014, the Company had accrued integration liabilities of $1.9 million, including $0.8 million of ongoing post-employment benefits and $0.9 million for exit costs related to redundant facilities. During the three months ended March 31, 2015, the Company accrued $0.1 million for additional exit liabilities and paid $0.3 million for exit liabilities and $0.5 million in post-employment benefits. As of March 31, 2015, the balance in accrued integration liabilities was $1.0 million, including $0.3 million of ongoing post-employment benefits and $0.7 million for exit liabilities.

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the MSN acquisition had occurred as of January 1, 2014, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $0.2 million in 2014, related to the MSN acquisition. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, estimates of the changes in the fair value of the embedded derivative in our Convertible Notes or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

Three Months Ended
March 31, 2014
(unaudited, amounts in thousands)

Revenue from services	$177,290

Net loss	$(1,541)

Net loss per share attributable to common shareholders - Basic	$(0.05)

Net loss per share attributable to common shareholders - Diluted	$(0.05)

4.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.1 million at both March 31, 2015 and December 31, 2014.

There was no income tax impact related to foreign currency translation adjustments for the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company's condensed consolidated statements of other comprehensive income (loss) included income tax expense of $0.2 million related to foreign currency translation adjustments.

5.	EARNINGS PER SHARE

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of vested unrestricted common shares outstanding during the period (denominator). Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock appreciation rights and options and unvested restricted stock, as calculated utilizing the treasury stock method, and Convertible Notes using the if-converted method. During the three months ended March 31, 2015, 3,521,126 shares, related to the Convertible Notes issued in June 2014 in conjunction with the MSN acquisition, were included in diluted weighted average shares because their effect was dilutive. During the three months ended March 31, 2015 and March 31, 2014, 406,150 shares and 347,822 shares, respectively, of common stock that are issuable upon the exercise of options and vesting of restricted stock were excluded from the diluted weighted average shares because their effect would have been anti-dilutive. For purposes of calculating net (loss) income per common share for the three months ended March 31, 2014, the Company excluded 452,242 potentially dilutive shares from the calculation as their effect would have been anti-dilutive due to the Company's net loss for that period.

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2015	2014
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders	$2,934	$(782)
Interest on Convertible Notes	829	—
Gain on derivative liability	(2,147)	—
Net income (loss) attributable to common shareholders	$1,616	$(782)

Denominator:
Basic weighted average common shares	31,294	31,098
Effective of dilutive shares:
Share-based awards	639	—
Convertible Notes	3,521	—
Diluted weighted average common shares outstanding	35,454	31,098

Net income (loss) per share attributable to common shareholders - Basic	$0.09	$(0.03)

Net income (loss) per share attributable to common shareholders - Diluted	$0.05	$(0.03)

For the periods presented, no tax benefits have been assumed in the weighted average share calculation due to a full valuation allowance on the Company's deferred tax assets.

6.    DEBT

At March 31, 2015 and December 31, 2014, long-term debt consists of the following:

	March 31,	December 31,
	2015	2014
	(amounts in thousands)
Senior Secured Asset-Based, interest 3.13% and 2.61% at March 31, 2015 and December 31, 2014, respectively	$6,500	$3,500
Second Lien Term Loan, net of unamortized discount of $956, interest 7.50% at March 31, 2015	29,044	28,989
Convertible Notes, net of unamortized discount of $6,737, interest 8.00% at March 31, 2015	18,263	17,947
Convertible Notes derivative liability	21,289	23,436
Capital lease obligations	176	202
Total debt	75,272	74,074
Less current portion	(6,608)	(3,607)
Long-term debt	$68,664	$70,467

Senior Credit Facility

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

As of the June 30, 2014 amendment, the First Lien Loan Agreement provides for: a three-year senior secured asset-based revolving credit facility in the aggregate principal amount of up to $85.0 million, which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit. Swingline loans and letters of credit issued under the First Lien Loan Agreement reduce available revolving credit commitments on a dollar-for-dollar basis. Pursuant to the First Lien Loan Agreement, the aggregate amount of advances under the revolving credit facility (Borrowing Base) cannot exceed the lesser of (a) (i) $85.0 million, or (ii) 85% of eligible billed accounts receivable as defined in the First Lien Loan Agreement; plus (b) the lesser of (i) 85% of eligible unbilled accounts receivable and (ii) $18.0 million; minus (c) reserves as defined by the First Lien Loan Agreement, which include one week’s worth of W-2 payroll of field employees and fees payable to independent contractors.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of March 31, 2015, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2015, was 0.375%.

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

As of March 31, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $72.0 million based on the Company's accounts receivable balance as of February 28, 2015. The Company had $26.5 million letters of credit outstanding and $6.5 million drawn under its revolving credit facility, leaving $39.0 million available as of March 31, 2015. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Second Lien Term Loan

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan). After deducting a debt discount of $1.1 million, the net proceeds of $28.9 million from the Second Lien Term Loan facility were used by the Company to pay a portion of the consideration for the MSN Acquisition and related fees and expenses. In connection with the financing, the Company incurred $0.4 million of debt issuance costs.

Amounts borrowed under the Second Lien Term Loan facility that are repaid or prepaid may not be re-borrowed. The Second Lien Term Loan bears interest at a rate equal to adjusted LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a floor of 1.00%) plus 6.50%. The interest rate would increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

The Company may, at its option, elect to prepay the Second Lien Term Loan on or before June 30, 2015, subject to a prepayment premium in an amount equal to (i) the amount of the principal amount of the Second Lien Term Loan being repaid, plus (ii) the accrued but unpaid interest on the principal amount so prepaid, if any, to the date of the prepayment, plus (iii) any associated administrative amounts or charges owed to the lenders as a result of the redeployment of funds or fees payable to terminate matching deposits, plus (iv) a “make whole” amount equal to the excess, if any, of (a) the present value at the prepayment date of (1) 103% of the aggregate principal amount of the Second Lien Term Loan then being prepaid, plus (2) all remaining scheduled interest payments due on the principal amount of such Second Lien Term Loan being prepaid through June 30, 2015 (excluding accrued but unpaid interest to the date of such prepayment), computed using a discount rate equal to the Treasury rate as of such prepayment date plus 50 basis points over (b) the outstanding principal amount of such Second Lien Term Loan being prepaid. The Company may, at its option at any time after June 30, 2015, prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after such date.

Subject to certain exceptions, the Second Lien Term Loan is required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each fiscal year of the Company (commencing with the fiscal year ending December 31, 2015), provided that voluntary prepayments of the Second Lien Term Loan made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, as set forth in the agreement, in excess of a defined threshold and subject to the right of the Company to reinvest such proceeds within 12 months; (c) 100% of the net cash proceeds of issuances of debt offerings of the Company and its subsidiaries (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of equity offerings of the Company.

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. The financial covenant will be tested quarterly, commencing with the quarter ended June 30, 2015 and each quarter thereafter for so long as any Second Lien Term Loan is outstanding. The agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) fundamental corporate changes, (v) dispositions, (vi) dividends, distributions and other restricted payments, (vii) transactions with affiliates and (viii) restrictive agreements. The agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the Second Lien Term Loan Facility documents.

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

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

If the Convertible Notes are redeemed prior to June 30, 2017, pursuant to a Prohibited Transaction, as defined by the agreement, the Company is required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) a “make whole” amount (described below) and (ii) the sum of (x) the average 30-day VWAP per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into, with no maximum, and (y) the accrued but unpaid interest on the Convertible Notes. The “make whole” amount is equal to the excess, if any, of (1) the present value at the date of redemption of (A) 115% of the principal amount of the Convertible Notes redeemed, plus (B) all remaining scheduled interest due on the principal amount of the notes being redeemed through June 30, 2017 computed using a discount rate equal to the Treasury rate as of the date of redemption plus 50 basis points over (2) the outstanding principal amount of the Convertible Notes then redeemed.

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

7.    CONVERTIBLE NOTES DERIVATIVE LIABILITY

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

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

The Company’s Convertible Notes derivative liability is measured at fair value using a trinomial lattice model. The optional redemption features, along with the offer to purchase features are incorporated into the valuation model. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated probabilities of change of control and issuance of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased is incorporated into the valuation calculation.

The inputs into the valuation model are as follows:

March 31, 2015
Closing share price	$11.86
Conversion price	$7.10
Risk-free rate	1.57%
Expected volatility	40%
Dividend yield	—%
Expected life	5.25 years

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As of March 31, 2015, a $1 increase or decrease in our stock price would result in a corresponding increase or decrease of approximately $3.1 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in an inverse increase or decrease of approximately $0.7 million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the condensed consolidated statement of operations as (gain) loss on derivative liability.

8.	FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Fair Value Measurements and Disclosures Topic also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis

At March 31, 2015 and December 31, 2014, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and Convertible Notes derivative liability, included in long-term debt and capital lease obligations on the condensed consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Convertible Notes derivative liability—The Company utilizes Level 3 inputs to value its Convertible Notes derivative liability. See Note 7 - Convertible Notes Derivative Liability.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2015 and December 31, 2014:

Fair Value Measurements

	March 31, 2015	December 31, 2014
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,507	$1,510
(Level 3)
Convertible Notes derivative liability	$21,289	$23,436

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

Convertible Notes
Derivative Liability (a)
(amounts in thousands)
December 31, 2014	$23,436
Purchases / Sales	—
Settlements	—
Valuation adjustment	(2,147)
March 31, 2015	$21,289
_______________

(a)
Gain on the valuation of the derivative liability for the three months ended March 31, 2015 was $2.1 million and is included as a line item as part of other expenses (income) on the condensed consolidated statements of operations. See Note 7 - Convertible Notes Derivative Liability.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill, trade names, and other identifiable intangible assets are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

As of October 1, 2014, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pretax non-cash impairment charge of approximately $10.0 million related to its Medical Doctor Associates (MDA) trade name. The Company reduced its long-term revenue forecast for these businesses as part of its forecasting process in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

The table below presents the fair value of the MDA trade names as of December 31, 2014.

Fair Value Measurements
December 31, 2014
(amounts in thousands)
(Level 3)
MDA Trade names	$17,699

Other Fair Value Disclosures

Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The fair value of the Company’s term loan and revolver credit facility included in the current portion of long-term debt on its condensed consolidated balance sheet is estimated using Level 2 inputs utilizing interest rates that were indirectly observable in markets for similar liabilities. The estimated fair value of the Company's debt was calculated using discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs from available market information.

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Second Lien Term Loan, net (a)	$29,044	$30,100	$28,989	$29,900
Convertible Notes, net (a)	$18,263	$19,600	$17,947	$19,200
Senior Secured Asset-Based Loan (b)	$6,500	$6,500	$3,500	$3,500
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

Concentration of Risk

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

Stock Repurchase Program

During both the three months ended March 31, 2015 and 2014, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of March 31, 2015, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in its First Lien Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests. See Note 6 - Debt for further information. At March 31, 2015, the Company had 31,307,755 shares of Common Stock outstanding.

Share-Based Payments

During the three months ended March 31, 2015, 163,340 of both restricted stock awards and performance stock awards were granted under the 2014 Omnibus Incentive Plan to the Company's non-employee Directors and management team. In 2015, the Company changed the timing of its annual grants to management from June to March. Pursuant to the 2014 Omnibus Plan the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2015 awards, restricted stock will be issued with a vesting date of December 31, 2017, subject to the employee’s continuing employment. During the first quarter of 2015, the Company's Compensation Committee of the Board of Directors approved a 41.4% level of attainment for the 2014 performance-based share awards, resulting in the issuance of 86,661 shares of restricted stock that will vest on December 31, 2016.

The following table summarizes restricted stock awards and performance stock awards activity for the three months ended March 31, 2015:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2015	659,650	$5.72	218,175	$5.82
Granted	163,340	$11.86	163,340	$11.86
Vested	(19,993)	$6.26	—	$—
Forfeited	(21,182)	$5.51	(131,514)	$5.82
Unvested restricted stock awards, March 31, 2015	781,815	$7.00	250,001	$9.77

During the three months ended March 31, 2015, $0.4 million was included in selling, general and administrative expenses related to share-based payments and a net of 14,459 shares of Common Stock were issued upon the vesting of restricted stock.

During the three months ended March 31, 2014, $0.5 million was included in selling, general and administrative expenses related to share-based payments.

10.	SEGMENT DATA

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals and branch-based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S.

●
Physician Staffing – Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) under the Company's MDA and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing (a)	$149,112	$80,730
Physician Staffing (a)	27,347	28,599
Other Human Capital Management Services	9,505	8,762
	$185,964	$118,091

Contribution income: (b)
Nurse and Allied Staffing (a)	$10,602	$5,989
Physician Staffing (a)	2,116	731
Other Human Capital Management Services	602	166
	13,320	6,886

Unallocated corporate overhead	7,540	6,323
Depreciation	960	974
Amortization	982	785
Acquisition and integration costs	118	295
Income (loss) from operations	$3,720	$(1,491)
_______________

(a)
Effective January 1, 2015, the portion of MDA's allied health staffing business with attributes similar to the Nurse and Allied Staffing business is reported in the Nurse and Allied Staffing segment. Prior year amounts of $0.5 million of revenue and an immaterial amount of contribution income have been reclassified to conform to the current period presentation.

(b)
The Company defines contribution income as income or loss from operations before depreciation, amortization, acquisition and integration costs, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

11.    COMMITMENTS AND CONTINGENCIES

Commitments
The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and allowances for tenant improvements.
Legal Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2014 and March 31, 2015, on its condensed consolidated balance sheets.

12.	INCOME TAXES

For the periods ended March 31, 2015 and 2014, the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-270-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 25.4% and 57.8%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 17.4% and a negative 37.4%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which were partly offset by the reduction in unrecognized tax benefits due to the expiration of certain statutes of limitations.

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

As of March 31, 2015, the Company had approximately $4.0 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($3.6 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the three months ended March 31, 2015, the Company had gross increases of $0.2 million to its current year unrecognized tax benefits related to federal and state tax issues.

The tax years of 2004, 2005, 2008, and 2010 through 2013 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

13.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes the pricing for the Company’s services is consistent with its other hospital customers. Revenue related to these transactions was $3.6 million and $2.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Accounts receivable due from these hospitals at March 31, 2015 and December 31, 2014 were approximately $2.6 million and $2.0 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company provides staffing services to the hospital system. Revenue related to these services was $2.2 million for the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, the Company had a receivable balance of $0.7 million and $0.9 million, respectively, and a payable balance of $0.1 million at the end of each period, relating to these staffing services.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other -Internal-Use Software (Subtopic 350-40), Customers Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license element, then the customer should account for the software license element arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for the Company for annual and interim periods beginning after December 15, 2015. A Company can elect prospective or retrospective adoption and early adoption is permitted. The Company expects to adopt this standard in its first quarter of 2016. The Company is currently evaluating the potential impact of the new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our debt issuance costs. As of March 31, 2015 and December 31, 2014, the Company had $1.2 million and $1.3 million of net debt issuance costs included on its condensed consolidated balance sheets. Under the new guidance, the net debt issuance costs would offset the carrying amount of the respective debt on the condensed consolidated balance sheets.

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

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Cross Country Healthcare, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2014.

Business Overview

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

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 80% of our total revenue in the first quarter of 2015. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals and branch-based local nurses and allied staffing. Our services include the placement of travel and per diem nurses, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. Our clients include: public and private acute care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S.

●
Physician Staffing – Physician Staffing represented approximately 15% of our total revenue in the first quarter of 2015. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under our Medical Doctor Associates (MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Other Human Capital Management Services represented approximately 5% of our total revenue in the first quarter of 2015. Other Human Capital Management Services provides education and training programs to the healthcare industry and retained and contingent search services for physicians and healthcare executives within the U.S.

 Executive Summary of Operations

For the quarter ended March 31, 2015, revenue from services was $186.0 million, and net income attributable to common shareholders was $2.9 million, or $0.05 per diluted share. Cash flow provided by operations for the three months ended March 31, 2015 was $0.3 million. We ended the first quarter of 2015 with $7.5 million of cash and cash equivalents and total debt of $75.3 million (including $14.5 million related to the cumulative change in valuation of the embedded derivative liability in our Convertible Notes less $0.9 million of debt discount).

The integration of our June 2014 acquisition of Medical Staffing Network Healthcare, LLC (MSN) is essentially complete and has transformed the Company driving a year-over-year increase in revenue of 57%. We are beginning the next phase of our optimization efforts to position the Company for continued margin expansion. The plans include further centralization of back-office and support function, the closure or reduction in excess facility space, and outsourcing certain non-core functions. In addition, we expect to invest in our Information Technology infrastructure.

Business Metrics

In general, we evaluate our financial condition and operating results by revenue, contribution income (see Segment Information), and consolidated net income (loss). We also use measurement of our cash flow generation and operating and leverage ratios to help us assess our financial condition. In addition to the metrics identified below, we monitor other volume and profitability indicators such as number of open orders, candidate applications, contract bookings, bill rates, and pay rates.

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

Physician Staffing	Days filled is calculated by dividing the total hours filled during the period by 8 hours and excludes accrued days filled.

Revenue per day filled is calculated by dividing the actual revenue invoiced by Physician Staffing by days filled for the period presented. Revenue per day filled excludes permanent placement and accrued revenue.

Other Financial Data
(unaudited)

	Three Months Ended
	March 31,	March 31,		Percent
	2015	2014	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,454	3,119	3,335	106.9%
Average Nurse and Allied Staffing revenue per FTE per day	$257	$288	(31)	(10.8)%

Physician Staffing statistical data:
Days filled	17,413	20,123	(2,710)	(13.5)%
Revenue per day filled	$1,587	$1,444	143	9.9%

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended
	March 31,
	2015	2014
Revenue from services	100.0%	100.0%
Direct operating expenses	74.7	74.2
Selling, general and administrative expenses	22.1	24.9
Bad debt expense	—	0.4
Depreciation and amortization	1.1	1.5
Acquisition and integration costs	0.1	0.3
Income (loss) from operations	2.0	(1.3)
Interest expense	0.9	0.2
Gain on derivative liability	(1.1)	—
Other expense, net	—	0.1
Income (loss) before income taxes	2.2	(1.6)
Income tax expense (benefit)	0.6	(0.9)
Consolidated net income (loss)	1.6	(0.7)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—
Net income (loss) attributable to common shareholders	1.6%	(0.7)%

Segment Information

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing (a)	$149,112	$80,730
Physician Staffing (a)	27,347	28,599
Other Human Capital Management Services	9,505	8,762
	$185,964	$118,091

Contribution income: (b)
Nurse and Allied Staffing (a)	$10,602	$5,989
Physician Staffing (a)	2,116	731
Other Human Capital Management Services	602	166
	13,320	6,886

Unallocated corporate overhead	7,540	6,323
Depreciation	960	974
Amortization	982	785
Acquisition and integration costs	118	295
Income (loss) from operations	$3,720	$(1,491)
___________________

(a)
Effective January 1, 2015, the portion of our MDA allied health staffing business with attributes similar to the Nurse and Allied Staffing business is reported in the Nurse and Allied Staffing segment. Prior year amounts of $0.5 million of revenue and an immaterial amount of contribution income have been reclassified to conform to the current period presentation.

(b)
We define contribution income as income or loss from operations before depreciation, amortization, acquisition and integration costs, impairment charges, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

Comparison of Results for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Results of Recent Acquisitions

We have integrated the June 2014 MSN business acquisition into our current operations, including the consolidation of branch and corporate offices, and as a result, it is impracticable to separate their results from the date of acquisition. We provide information about the unaudited pro forma combined financial information as if the MSN acquisition had occurred as of January 1, 2014 to provide context to the underlying growth of the businesses.

Revenue from services

Revenue from services increased 57.5%, to $186.0 million for the three months ended March 31, 2015, as compared to $118.1 million for the three months ended March 31, 2014. The increase was primarily due to the MSN acquisition and growth in Nurse and Allied Staffing and Other Human Capital Management Services revenue, partly offset by a decrease in Physician Staffing revenue. On a pro forma basis, including the results of MSN in the prior year, revenue increased 4.9%.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased 84.7%, to $149.1 million for the three months ended March 31, 2015, as compared to $80.7 million for the three months ended March 31, 2014. The year-over-year increase was due to the impact of the acquired businesses as well as organic growth. On a pro forma basis, revenue increased 7.8%, due to continued high demand in this segment.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended March 31, 2015 increased 106.9% from the three months ended March 31, 2014, primarily due to the acquired businesses along with increased demand. The average Nurse and Allied Staffing revenue per FTE per day decreased 10.8%, primarily due to the impact of the lower average bill rates of MSN. On a pro forma basis, Nurse and Allied Staffing revenue per FTE per day increased 1.6%.

Physician Staffing

Revenue from Physician Staffing decreased 4.4%, to $27.3 million for the three months ended March 31, 2015, as compared to $28.6 million for the three months ended March 31, 2014. On a pro forma basis, revenue decreased 9.6%. The decrease in revenue was primarily due to lower volume partially offset by higher average revenue per day filled.

Physician Staffing days filled decreased 13.5%, to 17,413 days in the three months ended March 31, 2015, as compared to 20,123 days in the three months ended March 31, 2014. Revenue per day filled for the three months ended March 31, 2015 was $1,587, up 9.9% over the prior year, due to improved pricing.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services increased 8.5%, to $9.5 million for the three months ended March 31, 2015, as compared to $8.8 million for the three months ended March 31, 2014. The increase was due to growth in our executive and physician search business, partly offset by lower seminar attendance in our education and training business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $51.3 million or 58.5%, to $138.9 million for the three months ended March 31, 2015, as compared to $87.6 million for three months ended March 31, 2014.

As a percentage of total revenue, direct operating expenses increased to 74.7% compared to 74.2% in the prior year period primarily due to the change in business mix as a result of the acquisition of MSN.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 39.8%, to $41.2 million for the three months ended March 31, 2015, as compared to $29.5 million for the three months ended March 31, 2014. This increase is primarily due to the MSN acquisition. As a percentage of total revenue, selling, general and administrative expenses were 22.1% and 24.9%, for the three months ended March 31, 2015 and 2014, respectively, reflecting improved operating leverage.

Included in selling, general and administrative expenses is unallocated corporate overhead of $7.5 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $1.2 million primarily due to compensation expense. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% and 5.4% for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing increased $4.6 million or 77.0%, to $10.6 million for the three months ended March 31, 2015, as compared to $6.0 million for the three months ended March 31, 2014. As a percentage of segment revenue, contribution income was 7.1% for the three months ended March 31, 2015, and 7.4% for the three months ended March 31, 2014. This decrease was primarily due to higher selling, general and administrative expense.

Physician Staffing

Contribution income from Physician Staffing increased $1.4 million or 189.5%, to $2.1 million for the three months ended March 31, 2015, as compared to $0.7 million for the three months ended March 31, 2014. As a percentage of segment revenue, contribution income was 7.7% for the three months ended March 31, 2015 and 2.6% for the three months ended March 31, 2014. This increase was primarily due to improved pricing and lower charges related to professional liability.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services was $0.6 million for the three months ended March 31, 2015, as compared to $0.2 million for the three months ended March 31, 2014. Contribution income as a percentage of segment revenue increased to 6.3% for the three months ended March 31, 2015 compared to 1.9% for the three months ended March 31, 2014. The increase was primarily due to revenue growth and significant operating leverage in our executive and physician search business.

Depreciation and amortization expense

Depreciation and amortization expense totaled $1.9 million for the three months ended March 31, 2015 and $1.8 million for the three months ended March 31, 2014. As a percentage of consolidated revenue, depreciation and amortization expense was 1.1% and 1.5% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Acquisition and integration costs

During the three months ended March 31, 2015, we incurred acquisition and integration costs of $0.1 million related to the MSN integration. During the three months ended March 31, 2014, we incurred acquisition and integration costs of $0.3 million, primarily related to the integration of the acquired allied staffing business which included transitional services as well as travel and training costs. We do not expect significant integration costs going forward as our integration efforts are essentially complete.

Interest expense

Interest expense totaled $1.7 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to the additional interest associated with our subordinated debt used to fund the MSN acquisition. The effective interest rate on our borrowings was 10.7% for the three month period ended March 31, 2015 compared to 2.8% for the three months ended March 31, 2014.

(Gain) loss on derivative liability

Gain on derivative liability of $2.1 million for the three months ended March 31, 2015 relates to a change in the fair value of embedded features of our Convertible Notes from December 31, 2014. This gain was primarily a result of the movement in our share price over the quarter. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 7 - Convertible Notes Derivative Liability to our condensed consolidated financial statements). Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $1.0 million for the three months ended March 31, 2015, as compared to a benefit of $1.1 million for the three months ended March 31, 2014. The effective tax rate was 25.4% and 57.8%, including the impact of discrete items, for the three months ended March 31, 2015 and March 31, 2014, respectively. Excluding discrete items, our effective tax rate for these periods was 17.4% and a negative 37.4%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from the amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses, and international and state minimum taxes, which were partly offset by the reduction in unrecognized tax benefits due to the expiration of certain statutes of limitation.

Transactions with Related Parties

See Note 13 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2015, we had $7.5 million in cash and cash equivalents and $61.7 million of outstanding revolver and subordinated debt at par. Working capital increased to $64.9 million as of March 31, 2015 from $64.2 million as of December 31, 2014. Days' sales outstanding increased 4 days to 59 days as of March 31, 2015, compared to 55 days as of December 31, 2014.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We believe that our capital resources are sufficient to meet our working capital needs for the next twelve months. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our First Lien Loan Agreement. We believe that operating cash flows and cash on hand, along with amounts available under our First Lien Loan Agreement, will be sufficient to meet these needs during the next twelve months. Our foreign cash balance of $4.6 million is available to us and if we repatriated the total amount, we would incur $0.6 million of withholding tax, which is accrued for as of March 31, 2015.

Net cash provided by operating activities was $0.3 million in the three months ended March 31, 2015, compared to $9.2 million used in operating activities in the three months ended March 31, 2014. The usage in cash in the three months ended March 31, 2014 was primarily due to funding the net working capital requirement of the 2013 acquisition that did not include the purchase of accounts receivable and higher days' sales outstanding at March 31, 2014 compared to March 31, 2013.

Investing activities used $0.6 million for capital expenditures in the three months ended March 31, 2015, compared to $2.6 million for capital expenditures in the three months ended March 31, 2014. The capital expenditures in the three months ended March 31, 2014 primarily related to the relocation of our Physician Staffing location.

Net cash provided by financing activities during the three months ended March 31, 2015 and March 31, 2014 was $2.8 million and $10.9 million, respectively. During the three months ended March 31, 2015, we increased our debt by $3.0 million primarily to provide ongoing working capital and for other general corporate purposes. See Note 6 - Debt to our condensed consolidated financial statements. During the three months ended March 31, 2014, we increased our debt by $10.9 million to fund our net working capital needs and capital expenditures.

Stockholders’ Equity

See Note 9- Stockholders' Equity.

Debt

Senior Credit Facility

Our First Lien Loan Agreement, as amended, provides for, among other things, a revolving credit facility of $85.0 million and a letter of credit subline of $35.0 million, with a termination date of June 30, 2017. The revolving credit facility and letter of credit subline is used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

As of March 31, 2015, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2015, was 0.375%.

As of March 31, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $72.0 million based on our accounts receivable balance as of February 28, 2015. We had $26.5 million letters of credit outstanding and $6.5 million drawn under the revolving credit facility, leaving $39.0 million available as of March 31, 2015. The letters of credit relate to our workers’ compensation and professional liability insurance policies. See Note 6 - Debt to our condensed consolidated financial statements.

Second Lien Term Loan

Our Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan). Amounts borrowed under the Second Lien Term Loan Facility that are repaid or prepaid may not be re-borrowed. The Second Lien Term Loan bears interest at a rate equal to adjusted LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a floor of 1.00%) plus 6.50%. The interest rate would increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

At our option we may elect to prepay the Second Lien Term Loan on or before June 30, 2015, subject to a prepayment premium in an amount equal to (i) the amount of the principal amount of the Second Lien Term Loan being repaid, plus (ii) the accrued but unpaid interest on the principal amount so prepaid, if any, to the date of the prepayment, plus (iii) any associated administrative amounts or charges owed to the lenders as a result of the redeployment of funds or fees payable to terminate matching deposits, plus (iv) a “make whole” amount equal to the excess, if any, of (a) the present value at the prepayment date of (1) 103% of the aggregate principal amount of the Second Lien Term Loan then being prepaid, plus (2) all remaining scheduled interest payments due on the principal amount of such Second Lien Term Loan being prepaid through June 30, 2015 (excluding accrued but unpaid interest to the date of such prepayment), computed using a discount rate equal to the Treasury rate as of such prepayment date plus 50 basis points over (b) the outstanding principal amount of such Second Lien Term Loan being prepaid. The Company may, at its option at any time after June 30, 2015, prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after such date.

Subject to certain exceptions, the Second Lien Term Loan is required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each fiscal year of the Company (commencing with the fiscal year ending December 31, 2015), provided that voluntary prepayments of the Second Lien Term Loan made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by us, as set forth in the agreement, in excess of a defined threshold and subject to our right to reinvest such proceeds within 12 months; (c) 100% of the net cash proceeds of issuances of debt offerings by us (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of equity offerings of the Company.

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. The financial covenant will be tested quarterly, commencing with the quarter ended June 30, 2015 and each quarter thereafter for so long as any Second Lien Term Loan is outstanding. See Note 6 - Debt to our condensed consolidated financial statements.

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

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the our common stock, at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, we will exchange, for the applicable conversion amount thereof a number of shares of Common Stock equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

If the Convertible Notes are redeemed prior to June 30, 2017, pursuant to a Prohibited Transaction, as defined by the agreement, we are required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) a “make whole” amount (described below) and (ii) the sum of (x) the average 30-day volume-weighted average price per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into and (y) the accrued but unpaid interest on the Convertible Notes. The “make whole” amount is equal to the excess, if any, of (1) the present value at the date of redemption of (A) 115% of the principal amount of the Convertible Notes redeemed, plus (B) all remaining scheduled interest due on the principal amount of the notes being redeemed through June 30, 2017 computed using a discount rate equal to the Treasury rate as of the date of redemption plus 50 basis points over (2) the outstanding principal amount of the Convertible Notes then redeemed.

In conjunction with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of these Convertible Notes. As required by ASC 815, the embedded derivative is required to be accounted for as a derivative liability at fair value in our condensed consolidated financial statements. See Note 7 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

In connection with the placement of the Convertible Notes, on June 30, 2014, we entered into a registration rights agreement (the Registration Rights Agreement) with the Noteholders, which sets forth the rights of the Noteholders to have the shares of Common Stock issuable upon conversion of the Convertible Notes registered with the Securities and Exchange Commission (the SEC) for public resale under the Securities Act of 1933, as amended. We have granted the Noteholders preemptive rights with respect to future equity issuances by us, subject to customary exceptions. Pursuant to the Registration Rights Agreement, we were required to file a registration statement with the SEC (the Registration Statement) registering the shares of Common Stock issuable upon conversion of the Convertible Notes. The Registration Statement was filed with the SEC and became effective in the fourth quarter of 2014. In addition, the agreement gives the Noteholders the ability to exercise certain piggyback registration rights in connection with registered offerings by the Company.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Our contractual obligations and other commitments remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.

Recent Accounting Pronouncements

See Note 14 - Recent Accounting Pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 6 - Debt to our condensed and consolidated financial statements. During the three months ended March 31, 2015 or 2014, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of March 31, 2015, in conjunction with the MSN acquisition, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. See Note 7 - Convertible Notes Derivative Liability to our condensed consolidated financial statements. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. See Note 7 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

There have been no material changes to our other exposures as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

The evaluation has not identified any changes in our internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not believe the outcome of these matters will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31,
2014.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 7, 2015	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith