Form 10-Q
period 2015-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2015-08-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 32,238,700 shares of Common Stock, par value $0.0001 per share, as of July 31, 2015.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

JUNE 30, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$8,679	$4,995
Accounts receivable, net of allowances of $2,990 in 2015 and $1,425 in 2014	120,621	113,129
Income taxes receivable	207	307
Prepaid expenses	6,697	6,073
Insurance recovery receivable	4,196	5,624
Other current assets	1,020	1,055
Total current assets	141,420	131,183
Property and equipment, net of accumulated depreciation of $38,642 in 2015 and $47,590 in 2014	11,197	12,133
Trade names, net	38,201	38,201
Goodwill	90,647	90,647
Other identifiable intangible assets, net of accumulated amortization of $36,174 in 2015 and $34,209 in 2014	31,858	33,823
Debt issuance costs, net	1,068	1,257
Other non-current assets	17,263	17,889
Total assets	$331,654	$325,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$26,301	$27,314
Accrued compensation and benefits	34,251	28,731
Current portion of long-term debt and capital lease obligations	3,104	3,607
Sales tax payable	2,797	2,573
Deferred purchase price	2,207	—
Deferred tax liabilities	1,740	1,981
Other current liabilities	2,760	2,790
Total current liabilities	73,160	66,996
Long-term debt and capital lease obligations, less current portion	68,655	70,467
Non-current deferred tax liabilities	19,692	18,038
Long-term accrued claims	28,749	32,068
Long-term deferred purchase price	—	2,333
Other long-term liabilities	4,850	4,899
Total liabilities	195,106	194,801

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	248,218	247,467
Accumulated other comprehensive loss	(1,136)	(1,118)
Accumulated deficit	(110,967)	(116,474)
Total Cross Country Healthcare stockholders' equity	136,118	129,878
Noncontrolling interest	430	454
Total stockholders' equity	136,548	130,332
Total liabilities and stockholders' equity	$331,654	$325,133

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue from services	$192,617	$122,656	$378,581	$240,747
Operating expenses:
Direct operating expenses	144,254	90,220	283,181	177,861
Selling, general and administrative expenses	40,891	29,167	82,057	58,622
Bad debt expense	131	32	222	464
Depreciation	989	817	1,949	1,791
Amortization	983	784	1,965	1,569
Acquisition and integration costs	40	2,747	158	3,042
Restructuring costs	1,007	755	1,007	755
Total operating expenses	188,295	124,522	370,539	244,104
Income (loss) from operations	4,322	(1,866)	8,042	(3,357)
Other expenses (income):
Interest expense	1,772	289	3,509	544
Gain on derivative liability	(362)	—	(2,509)	—
Other expense, net	27	20	70	128
Income (loss) before income taxes	2,885	(2,175)	6,972	(4,029)
Income tax expense (benefit)	205	1,006	1,242	(65)
Consolidated net income (loss)	2,680	(3,181)	5,730	(3,964)
Less: Net income attributable to noncontrolling interest in subsidiary	107	—	223	—
Net income (loss) attributable to common shareholders	$2,573	$(3,181)	$5,507	$(3,964)

Net income (loss) per share attributable to common shareholders - Basic	$0.08	$(0.10)	$0.18	$(0.13)

Net income (loss) per share attributable to common shareholders - Diluted	$0.08	$(0.10)	$0.13	$(0.13)

Weighted average common shares outstanding:
Basic	31,398	31,151	31,346	31,125
Diluted	32,040	31,151	35,508	31,125

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated net income (loss)	$2,680	$(3,181)	$5,730	$(3,964)

Other comprehensive income, before income tax:
Unrealized foreign currency translation (loss) gain	(32)	(3)	(18)	92
Other comprehensive income, before income taxes	(32)	(3)	(18)	92
Income tax expense related to items of other comprehensive income	—	—	—	162
Other comprehensive loss, net of tax	(32)	(3)	(18)	(70)

Comprehensive income (loss)	2,648	(3,184)	5,712	(4,034)
Less: Net income attributable to noncontrolling interest in subsidiary	107	—	223	—
Comprehensive income (loss) attributable to common shareholders	$2,541	$(3,184)	$5,489	$(4,034)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Consolidated net income (loss)	$5,730	$(3,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,914	3,360
Amortization of debt discount and debt issuance costs	936	109
Provision for allowances	642	464
Deferred income tax expense	1,412	1,558
Gain on derivative liability	(2,509)	—
Equity compensation	1,216	542
Other non-cash costs	19	99
Changes in operating assets and liabilities:
Accounts receivable	(8,134)	(9,198)
Prepaid expenses and other assets	1,458	61
Income taxes	(329)	(2,636)
Accounts payable and accrued expenses	1,190	4,820
Other liabilities	452	(746)
Net cash provided by (used in) operating activities	5,997	(5,531)

Cash flows from investing activities
Acquisition of assets of Medical Staffing Network, net of cash acquired	—	(45,359)
Purchases of property and equipment	(1,033)	(2,849)
Net cash used in investing activities	(1,033)	(48,208)

Cash flows from financing activities
Proceeds from borrowing on Second Lien Term Loan	—	28,875
Proceeds from borrowing on Convertible Note	—	24,063
Repurchase of stock for tax withholdings	(465)	(229)
Repayments on Senior Secured Asset-Based revolving credit facility	(34,800)	(27,700)
Borrowings under Senior Secured Asset-Based revolving credit facility	34,300	30,905
Repayments of capital lease obligations	(53)	(70)
Cash payment to noncontrolling shareholder	(247)	—
Debt issuance costs	—	(905)
Net cash (used in) provided by financing activities	(1,265)	54,939

Effect of exchange rate changes on cash	(15)	38
Change in cash and cash equivalents	3,684	1,238
Cash and cash equivalents at beginning of period	4,995	8,055
Cash and cash equivalents at end of period	$8,679	$9,293

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Historically, Medical Doctor Associates (MDA) has had an agreement with Jamestown Indemnity, Ltd., a wholly-owned Cayman Island captive company (Jamestown), for Jamestown to indemnify MDA for its $0.5 million deductible on each professional liability claim.  As of June 1, 2015, MDA and Jamestown commuted the indemnity agreement and Jamestown is being voluntarily liquidated.  As of June 1, 2015, MDA self-insures the $0.5 million deductible on each such claim.

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

Certain prior year amounts have been reclassified to conform to the current period presentation. See Note 10 – Segment Data.

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

Property and Equipment

During the six months ended June 30, 2015, the Company wrote off approximately $9.1 million of fully depreciated property and equipment.

Restructuring Costs

During the six months ended June 30, 2015, the Company incurred restructuring charges related to its cost optimization project. Restructuring costs totaled $1.0 million, including $0.6 million for exit costs related to lease consolidations and $0.4 million under the terms of the Company's ongoing benefit arrangement. The Company paid $0.1 million for exit liabilities and $0.2 million in post-employment benefits. As of June 30, 2015, the balance in the accrued restructuring liability was $0.7 million, including $0.2 million of post-employment benefits and $0.5 million for exit liabilities. There were no restructuring liabilities included on the condensed consolidated balance sheets as of December 31, 2014.

Recently Adopted Accounting Pronouncement

In January 2014, the Company adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. The adoption of this guidance did not have an effect on the Company's condensed consolidated financial statements.
3.    ACQUISITIONS

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) for an aggregate purchase price of $47.1 million, net of $1.0 million cash acquired. The Company paid $44.6 million, net of cash acquired, and an additional $2.5 million was deferred and is due to the seller 21 months from the acquisition date, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period. The Company has incurred $0.3 million in COBRA expenses since the MSN acquisition and has a remaining liability of $2.2 million in the line item deferred purchase price on its condensed consolidated balance sheet.

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

The acquisition has been accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, using the acquisition method of accounting. The results of the acquisition's operations are included in the consolidated statements of operations from July 1, 2014. The acquisition results are substantially reported through the Company's Nurse and Allied Staffing business segment. As such, the associated goodwill related to the acquisition of MSN is fully allocated to Nurse and Allied Staffing.

Results of Recent Acquisition

The Company has been integrating the acquired businesses into its current operations, including the consolidation of branch and corporate offices and therefore, it is impracticable to separate their results from their respective dates of acquisition.  Acquisition and integration costs as presented on the condensed consolidated statements of operations include exit costs associated with redundant facilities and ongoing post-employment employee termination costs.

Reconciliations of the beginning and ending acquisition and integration liability balances are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	(amounts in thousands)
	Ongoing Benefit Costs	Exit Costs	Ongoing Benefit Costs	Exit Costs
Balance at beginning of period	$303	$658	$944	$868
Charged to operations	36	4	70	88
Payments	(199)	(241)	(874)	(535)
Balance at end of period	$140	$421	$140	$421

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the MSN acquisition had occurred as of January 1, 2014, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $6.2 million in 2014 related to the MSN acquisition. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, estimates of the changes in the fair value of the embedded derivative in our Convertible Notes or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

Six Months Ended
June 30, 2014
(unaudited, amounts in thousands)

Revenue from services	$362,818

Net loss	$(1,978)

Net loss per share attributable to common shareholders - Basic	$(0.06)

Net loss per share attributable to common shareholders - Diluted	$(0.06)

4.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.1 million at both June 30, 2015 and December 31, 2014.

There was no income tax impact related to foreign currency translation adjustments for the three and six months ended June 30, 2015 and the three months ended June 30, 2014. During the six months ended June 30, 2014, the Company's condensed consolidated statements of other comprehensive income (loss) included income tax expense of $0.2 million related to foreign currency translation adjustments.

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

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders	$2,573	$(3,181)	$5,507	$(3,964)
Interest on Convertible Notes	—	—	1,667	—
Gain on derivative liability	—	—	(2,509)	—
Net income (loss) attributable to common shareholders	$2,573	$(3,181)	$4,665	$(3,964)

Denominator:
Basic weighted average common shares	31,398	31,151	31,346	31,125
Effective of dilutive shares:
Share-based awards	642	—	641	—
Convertible Notes	—	—	3,521	—
Diluted weighted average common shares outstanding	32,040	31,151	35,508	31,125

Net income (loss) per share attributable to common shareholders - Basic	$0.08	$(0.10)	$0.18	$(0.13)

Net income (loss) per share attributable to common shareholders - Diluted	$0.08	$(0.10)	$0.13	$(0.13)

For the periods presented, no tax benefits have been assumed in the weighted average share calculation due to a full valuation allowance on the Company's deferred tax assets.

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Convertible Notes and share-based awards	3,725,326	4,764,548	174,485	4,542,869

6.    DEBT

At June 30, 2015 and December 31, 2014, long-term debt consists of the following:

	June 30,	December 31,
	2015	2014
	(amounts in thousands)
Senior Secured Asset-Based, interest 1.75% and 2.61% at June 30, 2015 and December 31, 2014, respectively	$3,000	$3,500
Second Lien Term Loan, net of unamortized discount of $900 and $1,011 at June 30, 2015 and December 31, 2014, respectively, interest 7.50% at June 30, 2015 and December 31, 2014	29,100	28,989
Convertible Notes, net of unamortized discount of $6,417 and $7,053 at June 30, 2015 and December 31, 2014, respectively, fixed rate interest of 8.00%	18,583	17,947
Convertible Notes derivative liability	20,927	23,436
Capital lease obligations	149	202
Total debt	71,759	74,074
Less: Current portion	(3,104)	(3,607)
Long-term debt	$68,655	$70,467

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

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of June 30, 2015, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2015, was 0.375%.

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

As of June 30, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $72.5 million based on the Company's accounts receivable balance as of May 31 2015. The Company had $23.5 million letters of credit outstanding and $3.0 million drawn under its revolving credit facility, leaving $46.0 million available as of June 30, 2015. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

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

Amounts borrowed under the Second Lien Term Loan facility that are repaid or prepaid may not be re-borrowed. As of June 30, 2015, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a floor of 1.00%) plus 6.50%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement. On July 22, 2015, the Company entered into an amendment to its Second Lien Term Loan. Under the terms of the amendment, the interest rate on the Second Lien Term Loan was modified at no cost from LIBOR (1% floor) plus 6.50% to LIBOR (1% floor) plus a rate based on the Company's total net leverage ratio, as defined in the Second Lien Term Loan Agreement. See Note 15 - Subsequent Events.

The Company may, at its option at any time, prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after such date.

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

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. As of June 30, 2015, the Company was in compliance with the financial covenants and other covenants contained in the agreement. The "debt" to "EBITDA" ratio was 1.92:1.00 as of June 30, 2015.

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

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

The Company’s Convertible Notes derivative liability is measured at fair value using a trinomial lattice model. The optional redemption features, along with the offer to purchase features are incorporated into the valuation model. Inputs into the model require estimates, including such items as estimated volatility of the Company's stock, estimated credit risk of the Company, estimated probabilities of change of control and issuance of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased is incorporated into the valuation calculation.

The inputs into the valuation model are as follows:

June 30, 2015
Closing share price	$12.68
Conversion price	$7.10
Risk-free rate	1.79%
Expected volatility	40%
Dividend yield	—%
Expected life	5.00

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As of June 30, 2015, a $1 increase or decrease in our stock price would result in a corresponding increase or decrease of approximately $3.2 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in a corresponding increase or decrease of approximately $0.9 million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the condensed consolidated statements of operations as (gain) loss on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis

At June 30, 2015 and December 31, 2014, the Company’s financial assets/liabilities required to be measured on a recurring basis were its deferred compensation liability included in other long-term liabilities and Convertible Notes derivative liability, included in long-term debt and capital lease obligations on the condensed consolidated balance sheets.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2015 and December 31, 2014:

Fair Value Measurements

	June 30, 2015	December 31, 2014
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,521	$1,510
(Level 3)
Convertible Notes derivative liability	$20,927	$23,436

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(amounts in thousands)
Beginning Balance	$21,289	$23,436
Purchases / Sales	—	—
Settlements	—	—
Valuation adjustment (a)	(362)	(2,509)
Ending Balance	$20,927	$20,927
_______________

(a)
Gain on the valuation of the derivative liability for the three and six months ended June 30, 2015 was $0.4 million and $2.5 million, respectively, and is included as a line item as part of other expenses (income) on the condensed consolidated statements of operations. See Note 7 - Convertible Notes Derivative Liability for further information.

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

As of October 1, 2014, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pretax non-cash impairment charge of approximately $10.0 million related to its Medical Doctor Associates (MDA) trade names. The Company reduced its long-term revenue forecast for these businesses as part of its forecasting process in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

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

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Second Lien Term Loan, net (a)	$29,100	$32,100	$28,989	$29,900
Convertible Notes, net (a)	$18,583	$23,000	$17,947	$19,200
Senior Secured Asset-Based Loan (b)	$3,000	$3,000	$3,500	$3,500
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

Stock Repurchase Program

During both the six months ended June 30, 2015 and 2014, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of June 30, 2015, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in its First Lien Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests. At June 30, 2015, the Company had 31,530,985 shares of Common Stock outstanding.

Share-Based Payments

During the six months ended June 30, 2015, 220,160 of restricted stock awards and 163,340 of performance stock awards were granted under the 2014 Omnibus Incentive Plan to the Company's non-employee Directors and management team. In 2015, the Company changed the timing of its annual grants to management from June to March. Pursuant to the 2014 Omnibus Plan the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2015 awards, restricted stock will be issued with a vesting date of December 31, 2017, subject to the employee’s continuing employment. During the first quarter of 2015, the Company's Compensation Committee of the Board of Directors approved a 41.4% level of attainment for the 2014 performance-based share awards, resulting in the issuance of 86,661 shares of restricted stock that will vest on December 31, 2016.

The following table summarizes restricted stock awards and performance stock awards activity for the six months ended June 30, 2015:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2015	659,650	$5.72	218,175	$5.82
Granted	220,160	$11.52	163,340	$11.86
Vested	(224,746)	$5.65	—	$—
Forfeited	(29,576)	$5.90	(135,373)	$5.90
Unvested restricted stock awards, June 30, 2015	625,488	$7.78	246,142	$9.78

During the three and six months ended June 30, 2015, $0.8 million and $1.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 165,842 and 180,301 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

●
Other Human Capital Management Services – Other Human Capital Management Services provides education and training programs to the healthcare industry and retained and contingent search services for physicians and healthcare executives within the U.S. See Note 15 - Subsequent Events.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing (a)	$152,677	$83,233	$301,789	$163,963
Physician Staffing (a)	29,794	30,232	57,141	58,831
Other Human Capital Management Services (c)	10,146	9,191	19,651	17,953
	$192,617	$122,656	$378,581	$240,747

Contribution income: (b)
Nurse and Allied Staffing (a)	$12,515	$6,708	$23,117	$12,697
Physician Staffing (a)	2,228	1,818	4,344	2,549
Other Human Capital Management Services (c)	747	(232)	1,349	(66)
	15,490	8,294	28,810	15,180

Unallocated corporate overhead	8,149	5,057	15,689	11,380
Depreciation	989	817	1,949	1,791
Amortization	983	784	1,965	1,569
Acquisition and integration costs	40	2,747	158	3,042
Restructuring costs	1,007	755	1,007	755
Income (loss) from operations	$4,322	$(1,866)	$8,042	$(3,357)
_______________

(a)
Effective January 1, 2015, the portion of MDA's allied health staffing business with attributes similar to the Nurse and Allied Staffing business is reported in the Nurse and Allied Staffing segment. For the three and six months ended

June 30, 2014, revenue of $0.6 million and $1.2 million, respectively, and contribution income of $0.1 million for each period have been reclassified to conform to the current period presentation.

(b)
The Company defines contribution income as income or loss from operations before depreciation, amortization, acquisition and integration costs, restructuring costs, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

(c)
On July 27, 2015, the Company entered into an agreement to sell the education and training business of the Other Human Capital Management Services segment. See Note 15 - Subsequent Events for further information.

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

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2014 and June 30, 2015, on its condensed consolidated balance sheets.

12.	INCOME TAXES

For the periods ended June 30, 2015 and 2014, the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-270-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three and six months ended June 30, 2015 was 7.1% and 17.8%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2015 was 23.0% and 20.0%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which are partly offset by the reduction in unrecognized tax benefits due to the settlement of certain state examinations.

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

As of June 30, 2015, the Company had approximately $3.7 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($3.5 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the six months ended June 30, 2015, the Company had gross increases of $0.4 million to its current year unrecognized tax benefits related to federal and state tax issues and had gross decreases of $0.5 million to its current year unrecognized tax benefits related to settlements.

The tax years of 2004, 2005, 2008, and 2010 through 2013 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

13.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $2.6 million and $6.2 million for the three and six months ended June 30, 2015, respectively. Revenue related to these transactions was $3.2 million and $5.5 million for the three and six months ended June 30, 2014, respectively. Accounts receivable due from these hospitals at June 30, 2015 and December 31, 2014 were approximately $1.2 million and $2.0 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company provides staffing services to the hospital system. Revenue related to these services was $2.2 million and $4.3 million for the three and six months ended June 30, 2015, respectively. At June 30, 2015 and December 31, 2014, the Company had a receivable balance of $0.2 million and $0.9 million, respectively, and a payable balance of $0.1 million at the end of each period, relating to these staffing services.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements, although it will change the financial statement classification of its debt issuance costs. As of June 30, 2015 and December 31, 2014, the Company had $1.1 million and $1.3 million of net debt issuance costs included on its condensed consolidated balance sheets. Under the new guidance, the net debt issuance costs would offset the carrying amount of the respective debt on the condensed consolidated balance sheets.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU was originally effective for public entities for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year and to allow early adoption for all entities, however not before the original effective date of annual reports beginning after December 15, 2016. Retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

15.    SUBSEQUENT EVENTS

Repricing of Second Lien Loan

On July 22, 2015, the Company entered into an amendment to its Second Lien Term Loan. Under the terms of the amendment, the interest rate on the term loan was modified at no cost from LIBOR (1% floor) plus 6.50% to LIBOR (1% floor) plus a rate from the table below:

Pricing Level	Total Net Leverage Ratio	Applicable Margin
I	Less than 2.50:1.00	4.75%
II	Greater than or equal to 2.50:1.00 but less than or equal to 3.25:1.00	5.25%
III	Greater than 3.25:1.00 but less than or equal to 4:00:1.00	5.75%
IV	Greater than 4.00:1.00	6.50%
Above terms defined in accordance with the Second Lien Term Loan Agreement.

Agreement to Sell Education and Training Business

On July 21, 2015, the Company's Board of Directors approved an agreement to sell the Company's Education and Training business and on July 27, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to sell its wholly-owned subsidiary, Cross Country Education, LLC (“CCE”) to PESI, Inc. (“Buyer”).

Pursuant to the Merger Agreement, Buyer will pay to the Company $8.0 million in cash, subject to a net working capital adjustment, plus an earn-out of up to $0.5 million related to the performance of CCE for the year ended 2015. Of the $8.0 million purchase price, $0.5 million will be held in escrow for a period of 12 months following the closing to provide partial security to Buyer in the event of any breach of the representations, warranties and covenants of the Company. The maximum earn-out amount of $0.5 million will be deposited in escrow by Buyer as security for the earn-out payment, if any. Consummation of the transaction contemplated by the Merger Agreement is subject to certain approvals and closing conditions.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Company has agreed, among other things, to operate CCE in the ordinary course and to provide Buyer reasonable access to information regarding CCE until the transaction contemplated by the Merger Agreement is consummated.

Pursuant to the Merger Agreement and subject to certain exceptions, the Company has agreed that for a period of five years from the closing date, it will not engage in the business of producing and providing education products as such business is presently conducted by CCE, or solicit customers of CCE for purposes of diverting their business from CCE. In addition, for period of two years from the closing date, the Company will not hire or solicit certain individuals to leave their employment with CCE.

It is expected that the transaction contemplated by the Merger Agreement will be consummated during the third quarter of 2015.

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

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 79% of our total revenue in the second quarter of 2015. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals and branch-based local nurses and allied staffing. Our services include the placement of travel and per diem nurses, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. Our clients include: public and private acute care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S.

●
Physician Staffing – Physician Staffing represented approximately 16% of our total revenue in the second quarter of 2015. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under our Medical Doctor Associates (MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Other Human Capital Management Services represented approximately 5% of our total revenue in the second quarter of 2015. Other Human Capital Management Services provides education and training programs to the healthcare industry and retained and contingent search services for physicians and healthcare executives within the U.S. See Note 15 - Subsequent Events to our condensed consolidated financial statements.

Executive Summary of Operations

For the quarter ended June 30, 2015, revenue from services was $192.6 million, and net income attributable to common shareholders was $2.6 million, or $0.08 per diluted share. Cash flow provided by operations for the six months ended June 30, 2015 was $6.0 million. We ended the second quarter of 2015 with $8.7 million of cash and cash equivalents and total debt of $71.8 million (including $14.2 million related to the cumulative change in valuation of the embedded derivative liability in our Convertible Notes less $0.9 million of debt discount).

The integration of our June 2014 acquisition of Medical Staffing Network Healthcare, LLC (MSN) is essentially complete and has transformed the Company driving a year-over-year increase in revenue of 57.0%. Since we have integrated MSN into our operations, it is impracticable to separate their results from the date of acquisition. We provide information about the unaudited pro forma combined financial information as if the MSN acquisition had occurred as of January 1, 2014 to provide context to the underlying growth of the businesses.

Key Initiatives

During the second quarter of 2015, we began an optimization initiative to better position the Company for continued margin expansion. The plans include further centralization of back-office and support functions, the closure or reduction in excess facility space, reducing third-party expenditures, and outsourcing certain non-core functions. In addition, we expect to make investments over the next several years in our Information Technology infrastructure.

In July 2015, we entered into an amendment to our Second Lien Term Loan Agreement which reduced our current interest costs and we signed an agreement to sell our non-core education and training business of the Other Human Capital Management Services segment. See Note 15 - Subsequent Events in our condensed consolidated financial statements.

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

Other Financial Data
(unaudited)

	Three Months Ended
	June 30,	June 30,		Percent
	2015	2014	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,607	3,190	3,417	107.1%
Average Nurse and Allied Staffing revenue per FTE per day	$254	$287	(33)	(11.5)%

Physician Staffing statistical data:
Days filled	18,339	20,377	(2,038)	(10.0)%
Revenue per day filled	$1,623	$1,468	155	10.6%

	Six Months Ended
	June 30,	June 30,		Percent
	2015	2014	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,531	3,155	3,376	107.0%
Average Nurse and Allied Staffing revenue per FTE per day	$255	$287	(32)	(11.1)%

Physician Staffing statistical data:
Days filled	35,752	40,500	(4,748)	(11.7)%
Revenue per day filled	$1,606	$1,456	150	10.3%

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	74.9	73.6	74.8	73.9
Selling, general and administrative expenses	21.2	23.8	21.7	24.4
Bad debt expense	0.1	—	0.1	0.2
Depreciation and amortization	1.0	1.3	1.0	1.4
Acquisition and integration costs	—	2.2	—	1.3
Restructuring costs	0.5	0.6	0.3	0.3
Income (loss) from operations	2.2	(1.5)	2.1	(1.5)
Interest expense	0.9	0.3	0.9	0.2
Gain on derivative liability	(0.2)	—	(0.7)	—
Income (loss) before income taxes	1.5	(1.8)	1.9	(1.7)
Income tax expense (benefit)	0.1	0.8	0.3	—
Consolidated net income (loss)	1.4	(2.6)	1.6	(1.7)
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	—	0.1	—
Net income (loss) attributable to common shareholders	1.3%	(2.6)%	1.5%	(1.7)%

Segment Information

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing (a)	$152,677	$83,233	$301,789	$163,963
Physician Staffing (a)	29,794	30,232	57,141	58,831
Other Human Capital Management Services (c)	10,146	9,191	19,651	17,953
	$192,617	$122,656	$378,581	$240,747

Contribution income: (b)
Nurse and Allied Staffing (a)	$12,515	$6,708	$23,117	$12,697
Physician Staffing (a)	2,228	1,818	4,344	2,549
Other Human Capital Management Services (c)	747	(232)	1,349	(66)
	15,490	8,294	28,810	15,180

Unallocated corporate overhead	8,149	5,057	15,689	11,380
Depreciation	989	817	1,949	1,791
Amortization	983	784	1,965	1,569
Acquisition and integration costs	40	2,747	158	3,042
Restructuring costs	1,007	755	1,007	755
Income (loss) from operations	$4,322	$(1,866)	$8,042	$(3,357)
___________________

(a)
Effective January 1, 2015, the portion of MDA's allied health staffing business with attributes similar to the Nurse and Allied Staffing business is reported in the Nurse and Allied Staffing segment. For the three and six months ended June 30, 2014, revenue of $0.6 million and $1.2 million, respectively, and contribution income of $0.1 million for each period have been reclassified to conform to the current period presentation.

(b)
We define contribution income as income or loss from operations before depreciation, amortization, acquisition and integration costs, restructuring costs, impairment charges, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

(c)
On July 27, 2015, we entered into an agreement to sell the education and training business of the Other Human Capital Management Services segment. See Note 15 - Subsequent Events to our condensed consolidated financial statements.

Comparison of Results for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Revenue from services

Revenue from services increased 57.0%, to $192.6 million for the three months ended June 30, 2015, as compared to $122.7 million for the three months ended June 30, 2014. The increase was primarily due to the MSN acquisition and growth in Nurse and Allied Staffing and Other Human Capital Management Services revenue, partly offset by a decrease in Physician Staffing revenue. On a pro forma basis, including the results of MSN in the prior year, revenue increased 3.8%.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased 83.4%, to $152.7 million for the three months ended June 30, 2015, as compared to $83.2 million for the three months ended June 30, 2014. The year-over-year increase was due to the impact of the MSN acquisition as well as organic growth. On a pro forma basis, revenue increased 5.7%, due to continued high demand in this segment.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended June 30, 2015 increased 107.1% from the three months ended June 30, 2014, primarily due to the acquired businesses along with increased demand. The average Nurse and Allied Staffing revenue per FTE per day decreased 11.5%, primarily due to the impact of the lower average bill rates of MSN. On a pro forma basis, Nurse and Allied Staffing revenue per FTE per day increased 1.2%.

Physician Staffing

Revenue from Physician Staffing decreased 1.4%, to $29.8 million for the three months ended June 30, 2015, as compared to $30.2 million for the three months ended June 30, 2014. On a pro forma basis, revenue decreased 6.7%. The decrease in revenue was primarily due to lower volume partially offset by higher average revenue per day filled.

Physician Staffing days filled decreased 10.0%, to 18,339 days in the three months ended June 30, 2015, as compared to 20,377 days in the three months ended June 30, 2014. Revenue per day filled for the three months ended June 30, 2015 was $1,623, up 10.6% over the prior year, due to improved pricing.

The fair value of the trade names in the Physician Staffing segment is impacted by revenue projections, royalty rates and other assumptions.  While our current expectations have resulted in a fair value in excess of carrying value, a future impairment charge may be recorded should those projections not be realized or underlying assumptions require modification.  We will continue to monitor the recoverability of the related intangible assets.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services increased 10.4%, to $10.1 million for the three months ended June 30, 2015, as compared to $9.2 million for the three months ended June 30, 2014. The increase was primarily due to strong growth in the search business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $54.0 million or 59.9%, to $144.3 million for the three months ended June 30, 2015, as compared to $90.2 million for the three months ended June 30, 2014.

As a percentage of total revenue, direct operating expenses increased to 74.9% compared to 73.6% in the prior year period primarily due to the change in business mix as a result of the acquisition of MSN, as well as wage increases for our travel nurses that rose faster than our bill rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 40.2%, to $40.9 million for the three months ended June 30, 2015, as compared to $29.2 million for the three months ended June 30, 2014. This increase is primarily due to the MSN acquisition. As a percentage of total revenue, selling, general and administrative expenses were 21.2% and 23.8%, for the three months ended June 30, 2015 and 2014, respectively, reflecting improved operating leverage.

Included in selling, general and administrative expenses is unallocated corporate overhead of $8.1 million and $5.1 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $3.1 million primarily due to compensation expense. As a percentage of consolidated revenue, unallocated corporate overhead was 4.2% and 4.1% for the three months ended June 30, 2015 and 2014, respectively. Share-based compensation, included in unallocated corporate overhead, was $0.8 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing increased $5.8 million or 86.6%, to $12.5 million for the three months ended June 30, 2015, as compared to $6.7 million for the three months ended June 30, 2014. As a percentage of segment revenue, contribution income was 8.2% for the three months ended June 30, 2015, and 8.1% for the three months ended June 30, 2014.

Physician Staffing

Contribution income from Physician Staffing increased $0.4 million or 22.6%, to $2.2 million for the three months ended June 30, 2015, as compared to $1.8 million for the three months ended June 30, 2014. As a percentage of segment revenue, contribution income was 7.5% for the three months ended June 30, 2015 and 6.0% for the three months ended June 30, 2014. This increase was primarily due to lower SG&A expenses.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services was $0.7 million for the three months ended June 30, 2015, as compared to a loss of $0.2 million for the three months ended June 30, 2014. Contribution income as a percentage of segment revenue increased to 7.4% for the three months ended June 30, 2015 compared to a negative 2.5% for the three months ended June 30, 2014. The increase was primarily due to growth in the search business.

Depreciation and amortization expense

Depreciation and amortization expense totaled $2.0 million for the three months ended June 30, 2015 and $1.6 million for the three months ended June 30, 2014. As a percentage of consolidated revenue, depreciation and amortization expense was 1.0% and 1.3% for the three months ended June 30, 2015 and June 30, 2014, respectively.

Acquisition and integration costs

During the three months ended June 30, 2015, we incurred acquisition and integration costs of less than $0.1 million related to the MSN integration. During the three months ended June 30, 2014, we incurred acquisition and integration costs of $2.7 million, primarily related to transaction costs for the MSN acquisition. We do not expect to incur any further integration costs related to previous acquisitions as our integration efforts are essentially complete.

Restructuring costs

During the three months ended June 30, 2015, we incurred $1.0 million in restructuring costs related to severance and lease consolidations. We recorded restructuring costs of $0.8 million in the three months ended June 30, 2014, primarily related to senior management severance pay. We expect to incur additional restructuring charges in the third quarter of 2015 at a lesser amount than the second quarter.

Interest expense

Interest expense totaled $1.8 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the additional interest associated with our subordinated debt used to fund the MSN acquisition. The effective interest rate on our borrowings was 10.2% for the three month period ended June 30, 2015 compared to 4.0% for the three months ended June 30, 2014.

Gain on derivative liability

Gain on derivative liability of $0.4 million for the three months ended June 30, 2015 relates to the change in the fair value of embedded features of our Convertible Notes from March 31, 2015. This gain was primarily a result of our improved credit quality that decreased the value of the conversion feature, partially offset by an increase in our share price compared to the prior quarter end. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 7 - Convertible Notes Derivative Liability to our condensed consolidated financial statements). Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $0.2 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was 7.1% and a negative 46.3%, including the impact of discrete items, for the three months ended June 30, 2015 and June 30, 2014, respectively. Excluding discrete items, our effective tax rate for these periods was 23.0% and a negative 4.0%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which are partly offset by the reduction in unrecognized tax benefits due to the settlement of certain state examinations.

Comparison of Results for the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Revenue from services

Revenue from services increased 57.3%, to $378.6 million for the six months ended June 30, 2015, as compared to $240.7 million for the six months ended June 30, 2014. The increase was primarily due to the MSN acquisition and growth in Nurse and Allied Staffing and Other Human Capital Management Services revenue, partly offset by a decrease in Physician Staffing revenue. On a pro forma basis, including the results of MSN in the prior year, revenue increased 4.3%.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased 84.1%, to $301.8 million for the six months ended June 30, 2015, as compared to $164.0 million for the six months ended June 30, 2014. The year-over-year increase was due to the impact of the acquired businesses as well as organic growth. On a pro forma basis, revenue increased 6.8%, due to continued high demand in this segment.

The average number of Nurse and Allied Staffing FTEs on contract during the six months ended June 30, 2015 increased 107.0% from the six months ended June 30, 2014, primarily due to the acquired businesses along with increased demand. The average Nurse and Allied Staffing revenue per FTE per day decreased 11.1%, primarily due to the impact of the lower average bill rates of MSN. On a pro forma basis, Nurse and Allied Staffing revenue per FTE per day increased 1.3%.

Physician Staffing

Revenue from Physician Staffing decreased 2.9%, to $57.1 million for the six months ended June 30, 2015, as compared to $58.8 million for the six months ended June 30, 2014. On a pro forma basis, revenue decreased 8.1%. The decrease in revenue was primarily due to lower volume partially offset by higher average revenue per day filled.

Physician Staffing days filled decreased 11.7%, to 35,752 days in the six months ended June 30, 2015, as compared to 40,500 days in the six months ended June 30, 2014. Revenue per day filled for the six months ended June 30, 2015 was $1,606, up 10.3% over the prior year, due to improved pricing.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services increased 9.5%, to $19.7 million for the six months ended June 30, 2015, as compared to $18.0 million for the six months ended June 30, 2014. The increase was primarily due to growth in the search business, partially offset by a decline in the education and training business.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $105.3 million or 59.2%, to $283.2 million for the six months ended June 30, 2015, as compared to $177.9 million for the six months ended June 30, 2014.

As a percentage of total revenue, direct operating expenses increased to 74.8% compared to 73.9% in the prior year period primarily due to the change in business mix as a result of the acquisition of MSN, as well as wage increases for our travel nurses that rose faster than our bill rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 40.0% to $82.1 million for the six months ended June 30, 2015, as compared to $58.6 million for the six months ended June 30, 2014. This increase is primarily due to the MSN acquisition. As a percentage of total revenue, selling, general and administrative expenses were 21.7% and 24.4%, for the six months ended June 30, 2015 and 2014, respectively, primarily reflecting improved operating leverage.

Included in selling, general and administrative expenses is unallocated corporate overhead of $15.7 million and $11.4 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $4.3 million primarily due to compensation expense. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% and 4.7% for the six months ended June 30, 2015 and 2014, respectively. Share-based compensation, included in unallocated corporate overhead, was $1.2 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing increased $10.4 million or 82.1%, to $23.1 million for the six months ended June 30, 2015, as compared to $12.7 million for the six months ended June 30, 2014. As a percentage of segment revenue, contribution income was 7.7% for both the six months ended June 30, 2015 and 2014.

Physician Staffing

Contribution income from Physician Staffing increased $1.8 million or 70.4%, to $4.3 million for the six months ended June 30, 2015, as compared to $2.5 million for the six months ended June 30, 2014. As a percentage of segment revenue, contribution income was 7.6% for the six months ended June 30, 2015 and 4.3% for the six months ended June 30, 2014. This increase was primarily due to lower charges related to professional liability and lower SG&A expenses.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services was $1.3 million for the six months ended June 30, 2015, as compared to a loss of $0.1 million for the six months ended June 30, 2014. Contribution income as a percentage of segment revenue increased to 6.9% for the six months ended June 30, 2015 compared to a negative 0.4% for the six months ended June 30, 2014. The increase was primarily due to growth and significant operating leverage in the search business.

Depreciation and amortization expense

Depreciation and amortization expense totaled $3.9 million for the six months ended June 30, 2015 and $3.4 million for the six months ended June 30, 2014. As a percentage of consolidated revenue, depreciation and amortization expense was 1.0% and 1.4% for the three months ended June 30, 2015 and June 30, 2014, respectively.

Acquisition and integration costs

During the six months ended June 30, 2015, we incurred acquisition and integration costs of $0.2 million primarily related to the MSN integration. During the six months ended June 30, 2014, we incurred acquisition and integration costs of $3.0 million, primarily related to the MSN acquisition, and partly related to our December 2013 allied staffing business acquisition. We do not expect to incur further integration costs as our integration efforts are essentially complete.

Restructuring costs

During the six months ended June 30, 2015, we incurred $1.0 million in restructuring costs related to severance and lease consolidations. We recorded restructuring costs of $0.8 million in the six months ended June 30, 2014, primarily related to senior management severance pay.

Interest expense

Interest expense totaled $3.5 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the additional interest associated with our subordinated debt used to fund the MSN acquisition. The effective interest rate on our borrowings was 10.5% for the six month period ended June 30, 2015 compared to 4.1% for the six months ended June 30, 2014.

Gain on derivative liability

Gain on derivative liability of $2.5 million for the six months ended June 30, 2015 relates to a change in the fair value of embedded features of our Convertible Notes from December 31, 2014. This gain was primarily a result of our improved credit quality that decreased the value of the conversion feature, partially offset by an increase in our share price from December 31, 2014. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 7 - Convertible Notes Derivative Liability to our condensed consolidated financial statements). Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $1.2 million for the six months ended June 30, 2015, as compared to a benefit of $0.1 million for the six months ended June 30, 2014. The effective tax rate was 17.8% and 1.6%, including the impact of discrete items, for the six months ended June 30, 2015 and June 30, 2014, respectively. Excluding discrete items, our effective tax rate for these periods was 20.0% and a negative 41.4%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which are partly offset by the reduction in unrecognized tax benefits due to the settlement of certain state examinations.

Transactions with Related Parties

See Note 13 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2015, we had $8.7 million in cash and cash equivalents and $58.0 million of outstanding revolver and subordinated debt at par. Working capital increased to $68.3 million as of June 30, 2015 from $64.2 million as of December 31, 2014. Days' sales outstanding increased 2 days to 57 days as of June 30, 2015, compared to 55 days as of December 31, 2014.

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

Net cash provided by operating activities was $6.0 million in the six months ended June 30, 2015, compared to net cash used in operating activities of $5.5 million in the six months ended June 30, 2014. The usage in cash in the six months ended June 30, 2014 was primarily due to acquisition and integration costs related to the MSN acquisition and the integration of the allied health staffing business acquired in December of 2013.

Investing activities used $1.0 million for capital expenditures in the six months ended June 30, 2015, compared to $48.2 million in the six months ended June 30, 2014. We acquired substantially all of the assets and certain liabilities of MSN in the second quarter of 2014, and funded $45.4 million at closing, net of cash acquired. We used $2.8 million for capital expenditures in the six months ended June 30, 2014, which primarily related to the relocation of our Physician Staffing location.

Net cash used in financing activities during the six months ended June 30, 2015 was $1.3 million, compared to $54.9 million provided by financing activities during the six months ended June 30, 2014. During the six months ended June 30, 2015, we repaid total debt, net of borrowings, of $0.6 million and used $0.5 million to repurchase stock for tax withholdings and pay $0.2 million to a noncontrolling shareholder. During the six months ended June 30, 2014, we increased our debt by $56.1 million primarily to fund the acquisition of MSN (including acquisition related expenses), operating activities and capital expenditures. In addition, we used $0.9 million for debt issuance costs related to the financing of the MSN acquisition.

Stockholders’ Equity

See Note 9 - Stockholders' Equity to our condensed consolidated financial statements.

Debt

Senior Credit Facility

Our First Lien Loan Agreement, as amended, provides for, among other things, a revolving credit facility of $85.0 million and a letter of credit subline of $35.0 million, with a termination date of June 30, 2017. The revolving credit facility and letter of credit subline is used to provide our ongoing working capital and for other general corporate purposes.

As of June 30, 2015, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of June 30, 2015, was 0.375%.

As of June 30, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $72.5 million based on our accounts receivable balance as of May 31, 2015. We had $23.5 million letters of credit outstanding and $3.0 million drawn under the revolving credit facility, leaving $46.0 million available as of June 30, 2015. The letters of credit relate to our workers’ compensation and professional liability insurance policies. See Note 6 - Debt to our condensed consolidated financial statements.

Second Lien Term Loan

Our Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan). Amounts borrowed under the Second Lien Term Loan Facility that are repaid or prepaid may not be re-borrowed. As of June 30, 2015, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a floor of 1.00%) plus 6.50%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement. On July 22, 2015, the Company entered into an amendment to its Second Lien Term Loan. Under the terms of the amendment, the interest rate on the Second Lien Term Loan was modified at no cost from LIBOR (1% floor) plus 6.50% to LIBOR (1% floor) plus a rate based on the Company's total net leverage ratio, as defined in the Second Lien Term Loan Agreement. See Note 15 - Subsequent Events to our condensed consolidated financial statements.

We may, at our option at any time, prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after such date.

Subject to certain exceptions, the Second Lien Term Loan is required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each of our fiscal years (commencing with the fiscal year ending December 31, 2015), provided that voluntary prepayments of the Second Lien Term Loan made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by us, as set forth in the agreement, in excess of a defined threshold and subject to our right to reinvest such proceeds within 12 months; (c) 100% of the net cash proceeds of issuances of debt offerings by us (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of our equity offerings.

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting our maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. As of June 30, 2015, we were in compliance with the financial covenants contained in the agreement. The "debt" to "EBITDA" ratio was 1.92:1.00 as of June 30, 2015. See Note 6 - Debt to our condensed consolidated financial statements.

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

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the our common stock, at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, we will exchange, for the applicable conversion amount thereof a number of shares of Common Stock equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, we shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

In connection with the placement of the Convertible Notes, on June 30, 2014, we entered into a registration rights agreement (the Registration Rights Agreement) with the Noteholders, which sets forth the rights of the Noteholders to have the shares of Common Stock issuable upon conversion of the Convertible Notes registered with the Securities and Exchange Commission (the SEC) for public resale under the Securities Act of 1933, as amended. We have granted the Noteholders preemptive rights with respect to future equity issuances by us, subject to customary exceptions. Pursuant to the Registration Rights Agreement, we were required to file a registration statement with the SEC (the Registration Statement) registering the shares of Common

Stock issuable upon conversion of the Convertible Notes. The Registration Statement was filed with the SEC and became effective in the fourth quarter of 2014. In addition, the agreement gives the Noteholders the ability to exercise certain piggyback registration rights in connection with registered offerings by us.

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

Recent Accounting Pronouncements

See Note 14 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 6 - Debt for further information. During the six months ended June 30, 2015 or 2014, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of June 30, 2015, in conjunction with the MSN acquisition, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. See Note 7 - Convertible Notes Derivative Liability for further information. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

The fair value of this derivative liability is primarily determined by fluctuations in our stock price, as well as changes in our credit profile. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. See Note 7 - Convertible Notes Derivative Liability.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 6, 2015	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith