Form 10-Q
period 2015-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2015-11-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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
Large accelerated filer ☐  Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 32,574,260 shares of Common Stock, par value $0.0001 per share, as of October 30, 2015.

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

SEPTEMBER 30, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$24,584	$4,995
Accounts receivable, net of allowances of $3,817 in 2015 and $1,425 in 2014	125,470	113,129
Income taxes receivable	158	307
Prepaid expenses	4,817	6,073
Insurance recovery receivable	3,156	5,624
Other current assets	1,539	1,055
Total current assets	159,724	131,183
Property and equipment, net of accumulated depreciation of $38,554 in 2015 and $47,590 in 2014	10,833	12,133
Trade names, net	38,201	38,201
Goodwill	80,758	90,647
Other identifiable intangible assets, net of accumulated amortization of $37,156 in 2015 and $34,209 in 2014	30,876	33,823
Debt issuance costs, net	973	1,257
Other non-current assets	18,361	17,889
Total assets	$339,726	$325,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$32,109	$27,314
Accrued compensation and benefits	32,613	28,731
Current portion of long-term debt and capital lease obligations	88	3,607
Sales tax payable	2,545	2,573
Deferred purchase price	2,210	—
Deferred tax liabilities	2,039	1,981
Other current liabilities	2,511	2,790
Total current liabilities	74,115	66,996
Long-term debt and capital lease obligations, less current portion	71,918	70,467
Non-current deferred tax liabilities	16,598	18,038
Long-term accrued claims	30,594	32,068
Long-term deferred purchase price	—	2,333
Other long-term liabilities	4,482	4,899
Total liabilities	197,707	194,801

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	248,698	247,467
Accumulated other comprehensive loss	(1,190)	(1,118)
Accumulated deficit	(105,958)	(116,474)
Total Cross Country Healthcare stockholders' equity	141,553	129,878
Noncontrolling interest	466	454
Total stockholders' equity	142,019	130,332
Total liabilities and stockholders' equity	$339,726	$325,133

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue from services	$195,692	$188,944	$574,273	$429,691
Operating expenses:
Direct operating expenses	144,206	141,667	427,387	319,528
Selling, general and administrative expenses	39,227	40,858	121,284	99,480
Bad debt expense	549	257	771	721
Depreciation	953	1,005	2,902	2,796
Amortization	982	1,011	2,947	2,580
Loss on sale of business	2,184	—	2,184	—
Acquisition and integration costs	584	2,383	742	5,425
Restructuring costs	140	—	1,147	755
Total operating expenses	188,825	187,181	559,364	431,285
Income (loss) from operations	6,867	1,763	14,909	(1,594)
Other expenses (income):
Interest expense	1,654	1,832	5,163	2,376
Loss on derivative liability	2,894	7,308	385	7,308
Other (income) expense, net	(100)	(62)	(30)	66
Income (loss) before income taxes	2,419	(7,315)	9,391	(11,344)
Income tax (benefit) expense	(2,732)	169	(1,490)	104
Consolidated net income (loss)	5,151	(7,484)	10,881	(11,448)
Less: Net income attributable to noncontrolling interest in subsidiary	142	118	365	118
Net income (loss) attributable to common shareholders	$5,009	$(7,602)	$10,516	$(11,566)

Net income (loss) per share attributable to common shareholders - Basic	$0.16	$(0.24)	$0.33	$(0.37)

Net income (loss) per share attributable to common shareholders - Diluted	$0.16	$(0.24)	$0.33	$(0.37)

Weighted average common shares outstanding:
Basic	31,541	31,245	31,412	31,165
Diluted	32,168	31,245	32,048	31,165

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated net income (loss)	$5,151	$(7,484)	$10,881	$(11,448)

Other comprehensive income, before income tax:
Unrealized foreign currency translation (loss) gain	(54)	(34)	(72)	58
Other comprehensive (loss) income, before income taxes	(54)	(34)	(72)	58
Income tax expense related to items of other comprehensive income	—	—	—	162
Other comprehensive loss, net of tax	(54)	(34)	(72)	(104)

Comprehensive income (loss)	5,097	(7,518)	10,809	(11,552)
Less: Net income attributable to noncontrolling interest in subsidiary	142	118	365	118
Comprehensive income (loss) attributable to common shareholders	$4,955	$(7,636)	$10,444	$(11,670)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Consolidated net income (loss)	$10,881	$(11,448)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,849	5,376
Amortization of debt discount and debt issuance costs	1,411	590
Provision for allowances	1,550	721
Deferred income tax (benefit) expense	(1,387)	2,637
Loss on derivative liability	385	7,308
Equity compensation	1,773	958
Loss on sale of business	2,184	—
Other non-cash costs	20	99
Changes in operating assets and liabilities:
Accounts receivable	(13,927)	(11,201)
Prepaid expenses and other assets	1,779	267
Income taxes	(407)	(3,755)
Accounts payable and accrued expenses	7,825	3,242
Other liabilities	930	2,150
Net cash provided by (used in) operating activities	18,866	(3,056)

Cash flows from investing activities
Proceeds from sale of businesses	7,500	3,750
Acquisition, net of cash acquired	(123)	(44,911)
Transaction costs related to sale of business	(338)	—
Purchases of property and equipment	(1,790)	(3,778)
Net cash provided by (used in) investing activities	5,249	(44,939)

Cash flows from financing activities
Proceeds from borrowing on Second Lien Term Loan	—	28,875
Proceeds from borrowing on Convertible Note	—	24,063
Repayments on Senior Secured Asset-Based revolving credit facility	(42,300)	(57,004)
Borrowings under Senior Secured Asset-Based revolving credit facility	38,800	53,105
Repayments of capital lease obligations	(80)	(96)
Repurchase of stock for tax withholdings	(543)	(245)
Cash payment to noncontrolling shareholder	(353)	—
Debt issuance costs	—	(1,053)
Net cash (used in) provided by financing activities	(4,476)	47,645

Effect of exchange rate changes on cash	(50)	27

Change in cash and cash equivalents	19,589	(323)
Cash and cash equivalents at beginning of period	4,995	8,055
Cash and cash equivalents at end of period	$24,584	$7,732

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Subsidiary Changes

•	During the third quarter of 2015, the Company completed the sale of its education seminars business, Cross Country Education, LLC. See Note 4 - Disposal.

•
During the third quarter, Jamestown Indemnity, Ltd., a wholly-owned Cayman Island captive company, was voluntarily liquidated and, as a result, MDA now self-insures $0.5 million for each of its professional liability claims.

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

Certain prior year amounts have been reclassified to conform to the current period presentation. See Note 12 – Segment Data.

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

Property and Equipment

During the nine months ended September 30, 2015, the Company wrote off approximately $9.1 million of fully depreciated property and equipment.

Restructuring Costs

During the nine months ended September 30, 2015, the Company incurred restructuring charges related to its cost optimization project. Restructuring costs totaled $1.1 million, including $0.6 million for exit costs related to lease consolidations and $0.5 million under the terms of the Company's ongoing benefit arrangement. The Company paid $0.2 million for exit liabilities and $0.4 million in post-employment benefits. As of September 30, 2015, the balance in the accrued restructuring liability was $0.5 million, including $0.1 million of post-employment benefits and $0.4 million for exit liabilities. There were no restructuring liabilities included on the condensed consolidated balance sheets as of December 31, 2014.

Recently Adopted Accounting Pronouncement

In January 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. In the third quarter of 2015, the Company disposed of a business that did not meet the criteria for presentation as discontinued operations. See Note 4 - Disposal for further information.

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

The Company has integrated the acquired business into its current operations, including the consolidation of branch and corporate offices and therefore, it is impracticable to separate its results.  Acquisition and integration costs as presented on the condensed consolidated statements of operations include exit costs associated with redundant facilities and ongoing post-employment termination costs. Acquisition and integration costs in the three and nine months ended September 30, 2015 are primarily related to due diligence efforts related to the Mediscan acquisition, which closed on October 30, 2015.  See Note 17 - Subsequent Event.

Acquisition and Integration Costs

Reconciliations of the beginning and ending acquisition and integration liability balances are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	(amounts in thousands)
	Ongoing Benefit Costs	Exit Costs	Ongoing Benefit Costs	Exit Costs
Balance at beginning of period	$140	$421	$944	$868
Charged to operations	5	—	75	88
Reclassifications (a)	—	(255)	—	(255)
Payments	(62)	(88)	(936)	(623)
Balance at end of period	$83	$78	$83	$78

(a)	Exit liability has been reduced as a result of a lease amendment and has been reclassified to deferred rent, which will be amortized over the remaining lease term.

Pro Forma Financial Information

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

Nine Months Ended
September 30, 2014
(unaudited, amounts in thousands)

Revenue from services	$551,761

Net loss	$(9,688)

Net loss per share attributable to common shareholders - Basic	$(0.31)

Net loss per share attributable to common shareholders - Diluted	$(0.31)

4.    DISPOSAL

Cross Country Education

On July 21, 2015, the Company's Board of Directors approved an agreement to sell the Company's education seminars business, Cross Country Education, LLC ("CCE"). CCE provided in-person seminars to healthcare professionals and was non-core to the Company’s business. The Company used the net proceeds from the transaction to finance the Mediscan acquisition in the fourth quarter of 2015. See Note 17 - Subsequent Event. Since the disposal of the education seminars business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, it has not been reflected as discontinued operations.

On July 27, 2015, the Company entered into an Agreement and Plan of Merger to sell its wholly-owned subsidiary, CCE, to a third party, PESI, Inc. ("Buyer"). On August 31, 2015, the Company completed the sale of CCE to the Buyer. The Company received $8.0 million in cash, subject to a net working capital adjustment, of which $0.5 million will be held in escrow for a period of 12 months following the closing to provide partial security to Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $0.5 million indemnity escrow funds as an escrow receivable.

The purchase price also included an earn out of up to $0.5 million related to the performance of CCE for the year ended 2015, which is unlikely to be made. See Note 10 - Fair Value Measurements.

The operating results of CCE were included in the Other Human Capital Management Services segment. See Note 12 - Segment Data for further information.

The Company has agreed that for a period of five years from the closing date, it will not engage in the business of providing education seminars as such business is presently conducted by CCE, or solicit customers of CCE for purposes of diverting their business from CCE.

The Company recognized a pre-tax loss of $2.2 million related to the sale of the business, which is included in income (loss) from operations in its condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

5.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.2 million and $1.1 million, respectively, at September 30, 2015 and December 31, 2014.

There was no income tax impact related to foreign currency translation adjustments for the three and nine months ended September 30, 2015 and the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company's condensed consolidated statements of other comprehensive income (loss) included income tax expense of $0.2 million related to foreign currency translation adjustments.

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

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders	$5,009	$(7,602)	$10,516	$(11,566)

Denominator:
Basic weighted average common shares	31,541	31,245	31,412	31,165
Effective of dilutive shares:
Share-based awards	627	—	636	—
Diluted weighted average common shares outstanding	32,168	31,245	32,048	31,165

Net income (loss) per share attributable to common shareholders - Basic	$0.16	$(0.24)	$0.33	$(0.37)

Net income (loss) per share attributable to common shareholders - Diluted	$0.16	$(0.24)	$0.33	$(0.37)

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

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Convertible notes and share-based awards	3,521,126	3,748,469	3,521,126	3,818,614

7.    GOODWILL AND OTHER INTANGIBLES

As of September 30, 2015 and December 31, 2014, the Company had the following acquired intangible assets:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$22,425	$13,727	$8,698	$22,425	$12,893	$9,532
Customer relationships	42,004	19,953	22,051	42,004	17,870	24,134
Non-compete agreements	3,603	3,476	127	3,603	3,446	157
	$68,032	$37,156	$30,876	$68,032	$34,209	$33,823

Intangible assets not subject to amortization:
Goodwill			$80,758			$90,647
Trade names			38,201			38,201
			$118,959			$128,848

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Other Human Capital Management Services	Total
	(amounts in thousands)
Balances as of December 31, 2014
Aggregate goodwill acquired	$287,667	$43,405	$19,307	$350,379
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	27,935	43,405	19,307	90,647

Changes to aggregate goodwill in 2015
Sale of CCE (a)	—	—	(9,889)	(9,889)

Balances as of September 30, 2015
Aggregate goodwill acquired	287,667	43,405	19,307	350,379
Sale of CCE (a)	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	$27,935	$43,405	$9,418	$80,758

(a)    See Note 4 - Disposal for further information.

8.    DEBT

At September 30, 2015 and December 31, 2014, long-term debt consists of the following:

	September 30,	December 31,
	2015	2014
	(amounts in thousands)
Senior Secured Asset-Based, interest 2.61% at December 31, 2014	$—	$3,500
Second Lien Term Loan, net of unamortized discount of $843 and $1,011 at September 30, 2015 and December 31, 2014, respectively, interest 5.75% and 7.50% at September 30, 2015 and December 31, 2014, respectively	29,157	28,989
Convertible Notes, net of unamortized discount of $6,094 and $7,053 at September 30, 2015 and December 31, 2014, respectively, fixed rate interest of 8.00%	18,906	17,947
Convertible Notes derivative liability	23,821	23,436
Capital lease obligations	122	202
Total debt	72,006	74,074
Less: Current portion	(88)	(3,607)
Long-term debt	$71,918	$70,467

Senior Credit Facility

As of September 30, 2015, the First Lien Loan Agreement, with a termination date of June 30, 2017, provides for: a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $85.0 million, which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of September 30, 2015, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2015, was 0.375%.

As of September 30, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $70.7 million based on the Company's accounts receivable balance as of August 31, 2015. The Company had $23.5 million letters of credit outstanding and no borrowings drawn under its revolving credit facility, leaving $47.2 million available as of September 30, 2015. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Second Lien Term Loan

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan).

On July 22, 2015, the Company entered into an amendment to its Second Lien Term Loan. Under the terms of the amendment, the interest rate on the Second Lien Term Loan was modified at no cost from LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a 1% floor) plus 6.50% to LIBOR (1% floor) plus a rate based on the Company's total net leverage ratio, as defined in the table that follows. As of September 30, 2015, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (1% floor) plus 4.75%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

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

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. As of September 30, 2015, the Company was in compliance with the financial covenants and other covenants contained in the agreement. The "debt" to "EBITDA" ratio was 0.9:1.00 as of September 30, 2015.

Convertible Notes

As of September 30, 2015, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share equal to such fractional amount multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

The inputs into the valuation model are as follows:

September 30, 2015
Closing share price	$13.61
Conversion price	$7.10
Risk-free rate	1.34%
Expected volatility	40%
Dividend yield	—%
Expected life	4.75

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As of September 30, 2015, a $1 increase or decrease in our stock price would result in a corresponding increase or decrease of approximately $3.3 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in a corresponding increase or decrease of approximately $0.9 million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the condensed consolidated statements of operations as (gain) loss on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis

At September 30, 2015 and December 31, 2014, the Company’s financial assets/liabilities required to be measured on a recurring basis were: contingent consideration receivable, deferred compensation liability included in other long-term liabilities, and Convertible Notes derivative liability included in long-term debt and capital lease obligations on the condensed consolidated balance sheets.

Contingent consideration receivable, earn out—The earn out related to the Company's sale of CCE was treated as a contingent consideration receivable for accounting purposes. The Company utilized Level 3 inputs to value the contingent consideration receivable as significant unobservable inputs were used in the calculation of its fair value and related to the future performance of the disposed business. The fair value of the contingent consideration receivable will be adjusted to its fair value on a quarterly basis with any adjustment to the related receivable and the loss on the sale of the business. The future performance of the disposed business will directly impact the contingent consideration that could be paid to the Company. The Company assigned no fair value to this earn out as of September 30, 2015 based on the information available to the Company. See Note 4 - Disposal.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Convertible Notes derivative liability—The Company utilizes Level 3 inputs to value its Convertible Notes derivative liability. See Note 9 - Convertible Notes Derivative Liability.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2015 and December 31, 2014:

Fair Value Measurements

	September 30, 2015	December 31, 2014
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,390	$1,510
(Level 3)
Convertible Notes derivative liability	$23,821	$23,436

The table which follows reconciles the opening balances to the closing balances for fair value measurements of the Convertible Notes derivative liability categorized within Level 3 of the fair value hierarchy:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(amounts in thousands)
Beginning Balance	$20,927	$23,436
Purchases / Sales	—	—
Settlements	—	—
Valuation adjustment (a)	2,894	385
Ending Balance	$23,821	$23,821
_______________

(a)
Loss on the valuation of the derivative liability is included as a line item as part of other expenses (income) on the condensed consolidated statements of operations. See Note 9 - Convertible Notes Derivative Liability for further information.

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

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Second Lien Term Loan, net (a)	$29,157	$30,600	$28,989	$29,900
Convertible Notes, net (a)	$18,906	$23,000	$17,947	$19,200
Senior Secured Asset-Based Loan (b)	$—	$—	$3,500	$3,500
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

Stock Repurchase Program

During both the nine months ended September 30, 2015 and 2014, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of September 30, 2015, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in its First Lien Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests. At September 30, 2015, the Company had 31,552,231 shares of Common Stock outstanding.

Share-Based Payments

During the nine months ended September 30, 2015, 220,160 of restricted stock awards and 163,340 of performance stock awards were granted under the 2014 Omnibus Incentive Plan to the Company's non-employee Directors and management team. In 2015, the Company changed the timing of its annual grants to management from June to March. Pursuant to the 2014 Omnibus Plan the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2015 awards, restricted stock will be issued with a vesting date of December 31, 2017, subject to the employee’s continuing employment. During the first quarter of 2015, the Company's Compensation Committee of the Board of Directors approved a 41.4% level of attainment for the 2014 performance-based share awards, resulting in the issuance of 86,661 shares of restricted stock that will vest on December 31, 2016.

The following table summarizes restricted stock awards and performance stock awards activity for the nine months ended September 30, 2015:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2015	659,650	$5.72	218,175	$5.82
Granted	220,160	$11.52	163,340	$11.86
Vested	(239,062)	$5.75	—	$—
Forfeited	(50,618)	$6.44	(145,541)	$6.14
Unvested restricted stock awards, September 30, 2015	590,130	$7.82	235,974	$9.80

During the three and nine months ended September 30, 2015, $0.6 million and $1.8 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 10,330 and 190,631 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

During the three and nine months ended September 30, 2014, $0.4 million and $1.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments. In addition, a net of 5,654 and 141,188 restricted shares of Common Stock vested in the three and nine months ended September 30, 2014, respectively.

12.	SEGMENT DATA

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

●
Other Human Capital Management Services – Subsequent to the sale of CCE, the education seminars business, on August 31, 2015, Other Human Capital Management Services includes retained and contingent search services for physicians and healthcare executives within the U.S.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing (a)	$157,338	$147,851	$459,127	$311,814
Physician Staffing (a)	30,959	31,953	88,100	90,784
Other Human Capital Management Services	7,395	9,140	27,046	27,093
	$195,692	$188,944	$574,273	$429,691

Contribution income: (b)
Nurse and Allied Staffing (a)	$16,251	$12,691	$39,368	$25,388
Physician Staffing (a)	3,197	1,471	7,541	4,020
Other Human Capital Management Services	372	(55)	1,721	(121)
	19,820	14,107	48,630	29,287

Unallocated corporate overhead	8,110	7,945	23,799	19,325
Depreciation	953	1,005	2,902	2,796
Amortization	982	1,011	2,947	2,580
Loss on sale of business	2,184	—	2,184	—
Acquisition and integration costs	584	2,383	742	5,425
Restructuring costs	140	—	1,147	755
Income (loss) from operations	$6,867	$1,763	$14,909	$(1,594)
_______________

(a)
Effective January 1, 2015, we reclassified a portion of our business from the Physician Staffing segment to the Nurse and Allied Staffing segment. For the three and nine months ended September 30, 2014, revenue of $0.3 million and $1.5 million, respectively, and contribution income of less than $0.1 million for each period have been reclassified to conform to the current period presentation.

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

13.    COMMITMENTS AND CONTINGENCIES

Commitments
The Company has entered into non-cancelable operating lease agreements for the rental of office space and equipment. Certain of these leases include options to renew as well as rent escalation clauses and in certain cases, incentives from the landlord for rent-free months and premises reductions, and allowances for tenant improvements. The rent escalations and incentives have been reflected in the table below.
Future minimum lease payments, as of September 30, 2015, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:	(amounts in thousands)
2015	$1,405
2016	6,331
2017	5,215
2018	3,866
2019	2,907
Thereafter	14,701
$34,425

Legal Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2014 and September 30, 2015, on its condensed consolidated balance sheets.

14.	INCOME TAXES

For the periods ended September 30, 2015 and 2014, the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-270-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three and nine months ended September 30, 2015 was (113.0)% and (15.9)%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2015 was 30.1% and 22.6%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which are partly offset by the reduction in unrecognized tax benefits due to the settlement of certain state examinations. In addition, the effective tax rate in the three and nine months ended September 30, 2015 was impacted by the reversal of valuation allowances related to the sale of CCE.

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

In the three and nine months ended September 30, 2015, the Company recorded a benefit of $3.5 million from the reversal of valuation allowances associated with the disposal of CCE. Due to the historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets. In the first quarter of 2014, the Company recorded a non-cash adjustment of $1.7 million primarily related to an overstatement of the valuation allowance established as of December 31, 2013.

As of September 30, 2015, the Company had approximately $3.9 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($3.6 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the nine months ended September 30, 2015, the Company had gross increases of $0.7 million to its current year unrecognized tax benefits related to federal and state tax issues and had gross decreases of $0.6 million to its current year unrecognized tax benefits related to settlements.

The tax years of 2004, 2005, 2008, and 2010 through 2014 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $2.8 million and $9.0 million for the three and nine months ended September 30, 2015, respectively. Revenue related to these transactions was $6.0 million and $11.4 million for the three and nine months ended September 30, 2014, respectively. Accounts receivable due from these hospitals at September 30, 2015 and December 31, 2014 were approximately $1.2 million and $2.0 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $2.6 million and $6.9 million for the three and nine months ended September 30, 2015, respectively. Revenue related to these services was $2.5 million for the three months ended September 30, 2014. At September 30, 2015 and December 31, 2014, the Company had a receivable balance of $0.5 million and $0.9 million, respectively, and a payable balance of $0.1 million at the end of each period, relating to these staffing services.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the ASU, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company expects to adopt this guidance when effective, with no significant impact on its financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other -Internal-Use Software (Subtopic 350-40), Customers Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license element, then the customer should account for the software license element arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for the Company for annual and interim periods beginning after December 15, 2015. A Company can elect prospective or retrospective adoption and early adoption is permitted. The Company expects to adopt this standard in its first quarter of 2016. The Company is currently evaluating the potential impact of the new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for the Company for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements, although it will change the financial statement classification of its debt issuance costs. As of September 30, 2015 and December 31, 2014, the Company had $1.0 million and $1.3 million of net debt issuance costs included on its condensed consolidated balance sheets. Under the new guidance, the net debt issuance costs would offset the carrying amount of the respective debt on the condensed consolidated balance sheets.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU was originally effective for public entities for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date by one year and allows early adoption for all entities, however not before the original effective date of annual reports beginning after December 15, 2016. Retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

17.    SUBSEQUENT EVENT

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively “Mediscan”).  Mediscan provides temporary healthcare staffing and workforce solutions to both the healthcare and education markets - both public and charter schools. One of Mediscan’s founding members, as well as its President, are continuing with the business.

According to the terms of the agreement, the purchase price was $28.0 million in cash and $5.0 million in shares of the Company's Common Stock, subject to a net working capital adjustment. The Sellers are also eligible to receive an earn out based on Mediscan's 2016 and 2017 performance that could provide up to an additional $7.0 million of cash. The 349,871 shares of Common Stock issued in connection with the acquisition are subject to a lockup period. The acquisition was financed through a combination of cash-on-hand and borrowings under the Company's senior credit facility. The Company believes the transaction will be treated as a purchase of assets for income tax purposes.

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

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 80% of our total revenue in the third quarter of 2015. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals and branch-based local nurses and allied staffing. Our services include the placement of travel and per diem nurses, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. Our clients include: public and private acute care and non-acute care hospitals, government facilities, schools, outpatient clinics, ambulatory care facilities, retailers, and many other healthcare providers throughout the U.S.

●
Physician Staffing – Physician Staffing represented approximately 16% of our total revenue in the third quarter of 2015. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs) and physician assistants (PAs) under our Medical Doctor Associates (MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 4% of our total revenue in the third quarter of 2015. Subsequent to the sale of our education seminars business, Cross Country Education, LLC ("CCE") on August 31, 2015, Other Human Capital Management Services includes retained and contingent search services for physicians and healthcare executives within the U.S.

Executive Summary of Operations

For the quarter ended September 30, 2015, revenue from services was $195.7 million, and net income attributable to common shareholders was $5.0 million, or $0.16 per diluted share. Cash flow provided by operations for the nine months ended September 30, 2015 was $18.9 million. We ended the third quarter of 2015 with $24.6 million of cash and cash equivalents, which included $7.5 million of the cash proceeds from the sale of CCE. At the end of the third quarter of 2015, we had total debt of $72.0 million (including $17.1 million related to the cumulative change in valuation of the embedded derivative liability in our Convertible Notes less $0.8 million of debt discount).

Key Initiatives

During the third quarter of 2015, we made progress on the following:

•	We expanded bill/pay spreads in the Nurse and Allied and Physician Staffing business segments.

•
We completed the cost optimization project to better position us for continued margin expansion by (i) further centralizing back-office and support functions, (ii) closing and reducing excess facility space, (iii) reducing third-party expenditures, and (iv) outsourcing certain non-core functions.

•	On July 22, 2015, we amended our Second Lien Term Loan, which reduced our current interest rate from 7.5% to 5.75%, effective July 2, 2015.

•	On August 31, 2015, we completed the sale of our non-core education seminars business. See Note 4 - Disposal in our condensed consolidated financial statements.

•	Throughout the quarter, we made investments in our business to improve our technology infrastructure and added recruiter capacity.

On October 30, 2015, we completed the acquisition of Mediscan. The acquisition will expand our customer base, increase our portfolio of new workforce solutions, and provide us access to additional healthcare professionals. See Note 17 - Subsequent Event in our condensed consolidated financial statements.

Business Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of FTEs, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates. Some of the segment financial results analyzed include revenue, gross profit margins, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

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

Key Business Metrics

	Three Months Ended
	September 30,	September 30,		Percent
	2015	2014	Change	Change

Nurse and Allied Staffing:
FTEs	6,646	6,407	239	3.7%
Average Nurse and Allied Staffing revenue per FTE per day	$257	$251	6	2.4%

Physician Staffing:
Days filled	20,543	22,100	(1,557)	(7.0)%
Revenue per day filled	$1,505	$1,432	73	5.1%

	Nine Months Ended
	September 30,	September 30,		Percent
	2015	2014	Change	Change

Nurse and Allied Staffing:
FTEs	6,569	4,239	2,330	55.0%
Average Nurse and Allied Staffing revenue per FTE per day	$256	$269	(13)	(4.8)%

Physician Staffing:
Days filled	59,470	62,599	(3,129)	(5.0)%
Revenue per day filled	$1,485	$1,448	37	2.6%

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	73.7	75.0	74.5	74.4
Selling, general and administrative expenses	20.0	21.6	21.1	23.1
Bad debt expense	0.3	0.1	0.1	0.2
Depreciation and amortization	1.0	1.1	1.0	1.2
Loss on sale of business	1.1	—	0.4	—
Acquisition and integration costs	0.3	1.3	0.1	1.3
Restructuring costs	0.1	—	0.2	0.2
Income (loss) from operations	3.5	0.9	2.6	(0.4)
Interest expense	0.9	1.0	0.9	0.6
Loss on derivative liability	1.5	3.8	0.1	1.7
Other (income) expense, net	(0.1)	—	—	—
Income (loss) before income taxes	1.2	(3.9)	1.6	(2.7)
Income tax (benefit) expense	(1.4)	0.1	(0.3)	—
Consolidated net income (loss)	2.6	(4.0)	1.9	(2.7)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	0.1	—
Net income (loss) attributable to common shareholders	2.6%	(4.0)%	1.8%	(2.7)%

Segment Information

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing (a)	$157,338	$147,851	$459,127	$311,814
Physician Staffing (a)	30,959	31,953	88,100	90,784
Other Human Capital Management Services	7,395	9,140	27,046	27,093
	$195,692	$188,944	$574,273	$429,691

Contribution income: (b)
Nurse and Allied Staffing (a)	$16,251	$12,691	$39,368	$25,388
Physician Staffing (a)	3,197	1,471	7,541	4,020
Other Human Capital Management Services	372	(55)	1,721	(121)
	19,820	14,107	48,630	29,287

Unallocated corporate overhead	8,110	7,945	23,799	19,325
Depreciation	953	1,005	2,902	2,796
Amortization	982	1,011	2,947	2,580
Loss on sale of business	2,184	—	2,184	—
Acquisition and integration costs	584	2,383	742	5,425
Restructuring costs	140	—	1,147	755
Income (loss) from operations	$6,867	$1,763	$14,909	$(1,594)
___________________

(a)
Effective January 1, 2015, we reclassified a portion of our business from the Physician Staffing segment to the Nurse and Allied Staffing segment. For the three and nine months ended September 30, 2014, revenue of $0.3 million and $1.5 million, respectively, and contribution income of less than $0.1 million for each period have been reclassified to conform to the current period presentation.

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

Comparison of Results for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenue from services

Revenue from services increased 3.6%, to $195.7 million for the three months ended September 30, 2015, as compared to $188.9 million for the three months ended September 30, 2014. The increase was primarily due to growth in Nurse and Allied Staffing revenue, partly offset by lower revenue from Physician Staffing and Other Human Capital Management Services. Excluding the education seminars business, revenue for the quarter would have increased 5.2%.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased 6.4%, to $157.3 million for the three months ended September 30, 2015, as compared to $147.9 million for the three months ended September 30, 2014. The year-over-year increase was due to higher volume and higher average bill rates.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended September 30, 2015 increased 3.7% from the three months ended September 30, 2014, primarily due to increased demand. The average Nurse and Allied Staffing revenue per FTE per day increased 2.4%, primarily due to higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased 3.1%, to $31.0 million for the three months ended September 30, 2015, as compared to $32.0 million for the three months ended September 30, 2014. The decrease in revenue was primarily due to lower volume partly offset by higher average revenue per day filled.

Physician Staffing days filled decreased 7.0%, to 20,543 days in the three months ended September 30, 2015, as compared to 22,100 days in the three months ended September 30, 2014. Revenue per day filled for the three months ended September 30, 2015 was $1,505, up 5.1% over the prior year, due to improved pricing.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services decreased 19.1%, to $7.4 million for the three months ended September 30, 2015, as compared to $9.1 million for the three months ended September 30, 2014. The decrease was entirely due to one less month of revenue from the education seminars business that was sold August 31, 2015, partly offset by year-over-year revenue growth in the search business of 29.6%, reflecting strong demand.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $2.5 million or 1.8%, to $144.2 million for the three months ended September 30, 2015, as compared to $141.7 million for the three months ended September 30, 2014.

As a percentage of total revenue, direct operating expenses decreased to 73.7% compared to 75.0% in the prior year period primarily due to improved pricing and bill/pay spread, and lower professional liability expenses in Physician Staffing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 4.0%, to $39.2 million for the three months ended September 30, 2015, as compared to $40.9 million for the three months ended September 30, 2014. This decrease is primarily due to one less month of expenses from the education seminars business disposed of on August 31, 2015. Share-based compensation, included in unallocated corporate overhead, was $0.6 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. As a percentage of total revenue, selling, general and administrative expenses were 20.0% and 21.6%, for the three months ended September 30, 2015 and 2014, respectively, reflecting improved operating leverage.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing increased $3.6 million or 28.1%, to $16.3 million for the three months ended September 30, 2015, as compared to $12.7 million for the three months ended September 30, 2014. As a percentage of segment revenue, contribution income increased to 10.3% for the three months ended September 30, 2015, compared to 8.6% for the three months ended September 30, 2014, reflecting an improvement in our bill/pay spreads.

Physician Staffing

Contribution income from Physician Staffing increased $1.7 million or 117.3%, to $3.2 million for the three months ended September 30, 2015, as compared to $1.5 million for the three months ended September 30, 2014. As a percentage of segment revenue, contribution income was 10.3% for the three months ended September 30, 2015 and 4.6% for the three months ended September 30, 2014. The year-over-year improvement was primarily attributable to improved pricing and lower selling, general and administrative expenses. Also contributing to the year-over-year improvement was the impact from higher professional liability charges recorded in the prior year associated with specific claims.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services was $0.4 million for the three months ended September 30, 2015, as compared to a loss of $0.1 million for the three months ended September 30, 2014. Contribution income as a percentage of segment revenue increased to 5.0% for the three months ended September 30, 2015 compared to a negative 0.6% for the three months ended September 30, 2014. The increase was primarily due to growth in the search business, partly offset by one less month of activity from the education seminars business that was sold August 31, 2015.

Depreciation and amortization expense

Depreciation and amortization expense totaled $1.9 million for the three months ended September 30, 2015 and $2.0 million for the three months ended September 30, 2014. As a percentage of consolidated revenue, depreciation and amortization expense was 1.0% and 1.1% for the three months ended September 30, 2015 and September 30, 2014, respectively.

Acquisition and integration costs

During the three months ended September 30, 2015, we incurred acquisition and integration costs of $0.6 million primarily related to due diligence work for the Mediscan acquisition, which closed in the fourth quarter of 2015. During the three months ended September 30, 2014, we incurred acquisition and integration costs of $2.4 million, primarily related to transaction costs for the MSN acquisition.

Restructuring costs

During the three months ended September 30, 2015, we incurred $0.1 million in restructuring costs related to severance under our cost optimization project. We did not record restructuring costs in the three months ended September 30, 2014.

Interest expense

Interest expense totaled $1.7 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. The decrease was due to lower average borrowings and a lower effective interest rate. The effective interest rate on our borrowings was 10.1% for the three month period ended September 30, 2015 compared to 10.3% for the three months ended September 30, 2014.

Gain on derivative liability

Loss on derivative liability of $2.9 million for the three months ended September 30, 2015 relates to the change in the fair value of embedded features of our Convertible Notes from June 30, 2015. This loss was primarily a result of an increase in our share price compared to the prior quarter end. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 9 - Convertible Notes Derivative Liability to our condensed consolidated financial statements). Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations.

Income tax expense (benefit)

Income tax benefit from continuing operations totaled $2.7 million for the three months ended September 30, 2015, compared to an income tax expense of $0.2 million for the three months ended September 30, 2014. The effective tax rate was negative 113.0% and negative 2.3%, including the impact of discrete items, for the three months ended September 30, 2015 and September 30, 2014, respectively. Excluding discrete items, including the impact of a tax benefit associated with the sale of CCE, our effective tax rate for these periods was 30.1% and negative 15.2%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which are partly offset by the reduction in unrecognized tax benefits due to the settlement of certain state examinations.

Comparison of Results for the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Revenue from services

Revenue from services increased 33.6%, to $574.3 million for the nine months ended September 30, 2015, as compared to $429.7 million for the nine months ended September 30, 2014. The increase was primarily due to the June 2014 MSN acquisition and growth in Nurse and Allied Staffing revenue, partly offset by a decrease in Physician Staffing revenue. On a pro forma basis, including the results of MSN and excluding the results of the education seminars business in the prior year, revenue increased 4.8%.

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased 47.2%, to $459.1 million for the nine months ended September 30, 2015, as compared to $311.8 million for the nine months ended September 30, 2014. The year-over-year increase was due to the impact of the acquired businesses as well as organic growth. On a pro forma basis, revenue increased 6.6%, due to continued high demand in this segment.

The average number of Nurse and Allied Staffing FTEs on contract during the nine months ended September 30, 2015 increased 55.0% from the nine months ended September 30, 2014, primarily due to the acquired businesses along with increased demand. The average Nurse and Allied Staffing revenue per FTE per day decreased 4.8%, primarily due to the impact of the lower average bill rates of MSN. On a pro forma basis, Nurse and Allied Staffing revenue per FTE per day increased 2.4%.

Physician Staffing

Revenue from Physician Staffing decreased 3.0%, to $88.1 million for the nine months ended September 30, 2015, as compared to $90.8 million for the nine months ended September 30, 2014. The decrease in revenue was primarily due to lower volume partly offset by higher average revenue per day filled.

Physician Staffing days filled decreased 5.0%, to 59,470 days in the nine months ended September 30, 2015, as compared to 62,599 days in the nine months ended September 30, 2014. Revenue per day filled for the nine months ended September 30, 2015 was $1,485, up 2.6% over the prior year, due to improved pricing.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services decreased 0.2%, to $27.0 million for the nine months ended September 30, 2015, as compared to $27.1 million for the nine months ended September 30, 2014.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $107.9 million or 33.8%, to $427.4 million for the nine months ended September 30, 2015, as compared to $319.5 million for the nine months ended September 30, 2014.

As a percentage of total revenue, direct operating expenses were consistent at 74.5% compared to 74.4% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 21.9% to $121.3 million for the nine months ended September 30, 2015, as compared to $99.5 million for the nine months ended September 30, 2014. This increase is primarily due to the MSN acquisition. As a percentage of total revenue, selling, general and administrative expenses were 21.1% and 23.1%, for the nine months ended September 30, 2015 and 2014, respectively, primarily reflecting improved operating leverage.

Included in selling, general and administrative expenses is unallocated corporate overhead of $23.8 million and $19.3 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $4.5 million. The increase is primarily due to an increase in compensation expense. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% and 4.5% for the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation, included in unallocated corporate overhead, was $1.8 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Contribution income

Nurse and Allied Staffing

Contribution income from Nurse and Allied Staffing increased $14.0 million or 55.1%, to $39.4 million for the nine months ended September 30, 2015, as compared to $25.4 million for the nine months ended September 30, 2014. As a percentage of segment revenue, contribution income increased to 8.6% for the nine months ended September 30, 2015, compared to 8.1% for the nine months ended September 30, 2014, reflecting lower selling, general and administrative expenses.

Physician Staffing

Contribution income from Physician Staffing increased $3.5 million or 87.6%, to $7.5 million for the nine months ended September 30, 2015, as compared to $4.0 million for the nine months ended September 30, 2014. As a percentage of segment revenue, contribution income was 8.6% for the nine months ended September 30, 2015 and 4.4% for the nine months ended September 30, 2014. This increase was primarily due to improved gross margins, lower charges related to professional liability, and lower selling, general and administrative expenses.

Other Human Capital Management Services

Contribution income from Other Human Capital Management Services was $1.7 million for the nine months ended September 30, 2015, as compared to a loss of $0.1 million for the nine months ended September 30, 2014. Contribution income as a percentage of segment revenue increased to 6.4% for the nine months ended September 30, 2015 compared to a negative 0.4% for the nine months ended September 30, 2014. The increase was primarily due to growth and significant operating leverage in the search business, partly offset by one less month of activity from the education seminars business that was sold August 31, 2015.

Depreciation and amortization expense

Depreciation and amortization expense totaled $5.8 million for the nine months ended September 30, 2015 and $5.4 million for the nine months ended September 30, 2014. As a percentage of consolidated revenue, depreciation and amortization expense was 1.0% and 1.2% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Acquisition and integration costs

During the nine months ended September 30, 2015, we incurred acquisition and integration costs of $0.7 million which predominantly related to due diligence costs for the Mediscan acquisition, which closed in the fourth quarter of 2015. During the nine months ended September 30, 2014, we incurred acquisition and integration costs of $5.4 million, primarily related to the MSN acquisition, and partly related to our December 2013 allied staffing business acquisition.

Restructuring costs

During the nine months ended September 30, 2015, we incurred $1.1 million in restructuring costs related to severance and lease consolidations. We recorded restructuring costs of $0.8 million in the nine months ended September 30, 2014, primarily related to senior management severance pay.

Interest expense

Interest expense totaled $5.2 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to the additional interest associated with our subordinated debt used to fund the June 2014 MSN acquisition. The effective interest rate on our borrowings was 10.3% for the nine month period ended September 30, 2015 compared to 8.1% for the nine months ended September 30, 2014.

Gain on derivative liability

Loss on derivative liability of $0.4 million for the nine months ended September 30, 2015 relates to a change in the fair value of embedded features of our Convertible Notes from December 31, 2014. This loss was primarily a result of an increase in our share price from December 31, 2014, partially offset by our improved credit quality that decreased the value of the conversion feature. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us (see Note 9 - Convertible Notes Derivative Liability to our condensed consolidated financial statements). Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations.

Income tax expense (benefit)

Income tax benefit from continuing operations totaled $1.5 million for the nine months ended September 30, 2015, as compared to an expense of $0.1 million for the nine months ended September 30, 2014. The effective tax rate was negative 15.9% and negative 0.9%, including the impact of discrete items, for the nine months ended September 30, 2015 and September 30, 2014, respectively. Excluding discrete items, our effective tax rate for these periods was 22.6% and negative 24.4%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which are partly offset by the reduction in unrecognized tax benefits due to the settlement of certain state examinations. In addition, the effective tax rate in the nine months ended September 30, 2015 was impacted by the reversal of valuation allowance as a result of the sale of CCE.

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2015, we had $24.6 million in cash and cash equivalents and $55.0 million of subordinated debt at par. The increase in cash and cash equivalents was driven by our operating cash flows and proceeds from the sale of CCE. Working capital increased to $85.6 million as of September 30, 2015 from $64.2 million as of December 31, 2014. Days' sales outstanding increased 4 days to 59 days as of September 30, 2015, compared to 55 days as of December 31, 2014.

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

Net cash provided by operating activities was $18.9 million in the nine months ended September 30, 2015, compared to net cash used in operating activities of $3.1 million in the nine months ended September 30, 2014. Net cash provided by operating activities in the nine months ended September 30, 2015 was primarily the result of our improved profitability. The usage in cash in the nine months ended September 30, 2014 was primarily due to acquisition and integration costs related to the MSN acquisition and the integration of the allied health staffing business acquired in December of 2013.

Investing activities provided $5.2 million in the nine months ended September 30, 2015, compared to $44.9 million used in the nine months ended September 30, 2014. In the third quarter of 2015 we received proceeds of $7.2 million from the sale of CCE (see Note 4 - Disposal), net of related costs, and used $1.8 million for capital expenditures in the nine months ended September 30, 2015. In the nine months ended September 30, 2014, we acquired substantially all of the assets and certain liabilities of MSN and funded $44.9 million at closing, net of cash acquired. We used $3.8 million for capital expenditures in the nine months ended September 30, 2014, which primarily related to the relocation of our Physician Staffing location.

Net cash used in financing activities during the nine months ended September 30, 2015 was $4.5 million, compared to $47.6 million provided by financing activities during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we repaid total debt, net of borrowings, of $3.6 million and used $0.5 million to repurchase stock for tax withholdings and pay $0.4 million to a noncontrolling shareholder. During the nine months ended September 30, 2014, we increased our debt by $48.9 million primarily to fund the acquisition of MSN (including acquisition related expenses), operating activities and capital expenditures. In addition, we used $1.1 million for debt issuance costs related to the financing of the MSN acquisition.

Stockholders’ Equity

See Note 11 - Stockholders' Equity to our condensed consolidated financial statements.

Debt

Senior Credit Facility

Our First Lien Loan Agreement, as amended, provides for, among other things, a revolving credit facility of $85.0 million and a letter of credit subline of $35.0 million, with a termination date of June 30, 2017. The revolving credit facility and letter of credit subline is used to provide our ongoing working capital and for other general corporate purposes.

As of September 30, 2015, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of September 30, 2015, was 0.375%.

As of September 30, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $70.7 million based on our accounts receivable balance as of August 31, 2015. We had $23.5 million letters of credit outstanding and no borrowings drawn under the revolving credit facility, leaving $47.2 million available as of September 30, 2015. The letters of credit relate to our workers’ compensation and professional liability insurance policies. See Note 8 - Debt to our condensed consolidated financial statements.

Second Lien Term Loan

Our Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan). Amounts borrowed under the Second Lien Term Loan Facility that are repaid or prepaid may not be re-borrowed. On July 22, 2015, we entered into an amendment to our Second Lien Term Loan. Under the terms of the amendment, the interest rate on the Second Lien Term Loan was modified, effective July 1, 2015, at no cost from LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a 1% floor) plus 6.50% to LIBOR (1% floor) plus a rate based on our total net leverage ratio, as defined in the Second Lien Term Loan Agreement. As of September 30, 2015, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (1% floor) plus 4.75%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

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

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting our maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. As of September 30, 2015, we were in compliance with the financial covenants contained in the agreement. The "debt" to "EBITDA" ratio was 0.9:1.00 as of September 30, 2015. See Note 8 - Debt to our condensed consolidated financial statements.

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

In conjunction with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of these Convertible Notes. As required by ASC 815, the embedded derivative is required to be accounted for as a derivative liability at fair value in our condensed consolidated financial statements. See Note 9 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

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

In the fourth quarter of 2014, in conjunction with our annual testing of indefinite-lived intangible assets not subject to amortization, we recorded a pretax non-cash impairment charge of $10.0 million for Physician Staffing trade names. The fair value of the trade names in the Physician Staffing segment is impacted by revenue projections, royalty rates and other assumptions.  While our current expectations have resulted in a fair value in excess of carrying value, a future impairment charge may be recorded should those projections not be realized or underlying assumptions require modification.  We will continue to monitor the recoverability of the related intangible assets.

Recent Accounting Pronouncements

See Note 16 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 8 - Debt for further information. During the nine months ended September 30, 2015 or 2014, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of September 30, 2015, in conjunction with the MSN acquisition, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

The fair value of this derivative liability is primarily determined by fluctuations in our stock price, as well as changes in our credit profile. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. See Note 9 - Convertible Notes Derivative Liability.

Other Risks

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 5, 2015	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith