Form 10-K
period 2015-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2016-03-11
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2015 of $12.68 as reported on the NASDAQ National Market, was $399,507,048. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 29, 2016, 32,610,207 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2016 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2016.

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

Overview of Our Company

Cross Country Healthcare, Inc. (NASDAQ: CCRN) is a national leader in providing healthcare staffing, recruiting and workforce solutions. Through a full suite of innovative workforce solutions and our national presence including more than 70 branches throughout the United States, we are able to meet the unique and dynamic needs of our clients. By utilizing our various solutions, clients are able to better plan their personnel needs, outsource recruitment processes, strategically flex their workforce, streamline their purchasing needs, access specialties not available in their local area, access quality healthcare personnel and provide continuity of care for improved patient outcomes. Our solutions are geared towards assisting our clients solve their labor issues while maintaining high quality outcomes. During 2015, we had more than 27,000 healthcare professionals on assignment at over 6,700 facilities. Our Managed Service Programs (MSPs) served more than 1,700 facilities.
Our workforce solutions include:

●    Managed Service Programs;
●    Optimal Workforce Solutions (OWS);
●    Electronic Medical Record Transition/Upgrade Staffing (EMR);
●    Predictive Analytics;
●    Internal Resource Pool Consulting & Development (IRP);
●    Education Healthcare Services; and
●    Recruitment Process Outsourcing (RPO).

We are able to provide our services on a national level and/or through any one of our more than 70 local branches throughout the United States or through a combination of both. We service a variety of clients, including public and private acute care hospitals, government facilities, public and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers and many other healthcare providers. Our business consists of three business segments: (i) Nurse and Allied Staffing, (ii) Physician Staffing and (iii) Other Human Capital Management Services. Fees for our services are paid directly by our clients and in certain instances by vendor managers, and as a result, we have no direct exposure to Medicare or Medicaid reimbursements.

For the full year of 2015, our consolidated revenue was $767.4 million, reflecting a diversified revenue mix across healthcare customers. Nurse and Allied Staffing was 81% of revenue, comprised of travel nurse, travel allied and branch-based local nurse and allied staffing (including staffing of public and charter schools). Physician Staffing business was 15% of our revenue and consists primarily of physician staffing services with placements across multiple specialties. Other Human Capital Management Services was 4% of our revenue and, until August 31, 2015 consisted of education seminars business, as well as retained and contingent search services primarily for physicians and healthcare executives. On August 31, 2015, we divested the education seminars business as it was non-core to our operations. On a company-wide basis, we have more than 9,500 active contracts with healthcare clients, and we provide our staffing services and workforce solutions in all 50 states. In 2015, no client accounted for more than 10% of our revenue. For additional financial information concerning our business segments, see Note 17 - Segment Data to the consolidated financial statements.

Acquisitions
Part of our strategy to grow revenue in our core business has been to make acquisitions that allow us to: (i) add new skillsets to our traditional staffing offerings, (ii) expand our local branch network, which has allowed us to expand our local market presence and our MSP business, (iii) diversify our customer base into the local ambulatory care and retail market, which provided more balance between our large volume based customers and our small local customers, (iv) better position ourselves to take additional market share in our MSP business, and (v) access more candidates and candidates in different specialties.
In October 2015, we acquired Mediscan, Inc. and certain of its affiliates (Mediscan). At the time of the closing, Mediscan employed healthcare professionals in 70 specialties at more than 300 clients in 11 states - primarily California. This acquisition strengthened our footprint in California, a large and growing market. It allows us to add new service lines, expand our market share through having a local presence and further diversify our customer base, as the Mediscan business is equally divided between acute/ambulatory care and public and charter schools. Finally, it offers access to additional candidates through two well established brands: Mediscan and DirectEd. For more information about our acquisitions, see Note 3 - Acquisitions to the consolidated financial statements.
Competition

The principal competitive factors in attracting and retaining healthcare clients nationally include: (i) understanding the client’s work environment, (ii) offering a comprehensive suite of services to assist the client in assessing its personnel needs and fulfilling those needs through various alternative solutions, (iii) the timely filling of clients' needs, (iv) price, (v) customer service, (vi) quality assurance and screening capabilities, (vii) risk management policies, (viii) insurance coverage, and (ix) general industry reputation. The principal competitive factors in attracting qualified healthcare professionals for temporary employment include: (i) a large national pool of desirable assignments, (ii) pay and benefits,(iii) speed of placements, (iv) customer service, (v) quality of accommodations, and (vi) overall industry reputation. We focus on retaining healthcare professionals by providing high-quality customer service, long-term benefits (to employees), and medical malpractice insurance.

We believe we are one of only two large full-service healthcare staffing providers with a national footprint, as the market is very fragmented with many regional and local competitors. Our Nurse and Allied Staffing business competes nationally against several healthcare staffing companies and on a local basis against many small to moderately-sized competitors. We believe we are one of the top four providers of locum tenens physician staffing services in the United States, and one of the top providers of retained and contingent physician and healthcare executive search services in the healthcare marketplace. Some of our competitors in the healthcare staffing, workforce solutions, and search businesses include: AMN Healthcare Services, Inc., CHG Healthcare Services, Maxim Healthcare, Jackson Healthcare, Team Health, Parallon, MedAssets, and Witt Kiefer.

We believe we benefit competitively from the following:

Breadth of Workforce Solutions and Services Offered. We offer a comprehensive suite of customized workforce solutions designed to meet our clients’ various demands for operating and financial efficiencies. A long-time leader of MSP solutions, we have broadened our suite of solutions to include: OWS, EMR, Predictive Analytics, IRP, Education Healthcare services and RPO services. Our holistic approach includes the use of our consultative services to first diagnose and then propose a custom blend of our services to help our hospital clients develop labor optimization strategies that drive cost savings while enhancing the quality of patient care. We have developed expertise and best practices from having worked with a large variety of healthcare clients throughout the country for many years.

Managed Service Program Capabilities. We offer a single point of contact, access to a nationwide network of subcontractors, uniform rates and terms, and accountability for the quality of healthcare professionals to our clients through the aggregation and standardization of total contract labor spend. This managed service program model has become a desired practice of healthcare systems seeking to drive financial and operating efficiencies, while ensuring quality of care.

Ability to Meet a National Shift Towards a More Integrated Delivery of Healthcare. With both national resources, as well as local resources at our more than 70-branch network, we are uniquely positioned to assist hospitals and health systems which continue to turn to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers as a result of the Patient Protection and Affordable Care Act (ACA) of 2010 and other market dynamics. By offering travel, per diem and permanent placement of a variety of healthcare professionals, we are also able to offer many different types of personnel to hospitals and health systems at their main campuses, as well as their ambulatory and outpatient care centers, in order to meet their workforce needs.

Brand Recognition. We go to market with a variety of brands, which are well-recognized among leading hospitals and healthcare facilities and many healthcare professionals. These businesses have been operating for more than twenty years.

Strong and Diverse Client Relationships. We provide healthcare staffing and workforce solutions to a diverse client base throughout the United States pursuant to more than 9,500 active contracts with hospitals and healthcare facilities, and other healthcare providers. As a result, we have a diverse choice of assignments for our healthcare professionals to choose from.

Recruiting and Placement of Healthcare Professionals. Healthcare professionals apply with us through our differentiated nursing, locum tenens and allied healthcare recruitment brands. Our local branch network provides us access to local healthcare professionals who are uniquely qualified to provide care in ambulatory and outpatient settings. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions in the current dynamic marketplace.

Certifications. The staffing businesses of our Cross Country Staffing, Medical Staffing Network and Mediscan brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. In addition, Credent Verification and Licensing Services, a subsidiary of Medical Doctor Associates (MDA), is certified by the National Committee of Quality Assurance (NCQA) -- one of only a handful of companies to achieve such certification.

Experienced Management Team. On average, our management team has more than 18 years of staffing experience. Led by our President and Chief Executive Officer, a 30-year staffing industry veteran who joined the Company in April 2013, the Company has strengthened its leadership team by bringing in experienced executives.

Demand and Supply Drivers

Demand Drivers

Effect of ACA on Healthcare Utilization. In June 2015, the U.S. Supreme Court upheld the federal government’s right to provide tax subsidies to help poor and middle-class people buy health insurance under the ACA. As a result, we believe the ACA will continue to have a positive impact on demand for healthcare professionals due to higher patient volumes from the use of health exchanges and Medicaid expansion. An additional six million non-elderly U.S. residents are expected to gain health insurance in 2016 with a total of 23 million people being insured under insurance exchanges by 2023 (Congressional Budget Office, March 2015). Not only is the number of newly insured favorably impacting demand, but the increase in self-pay admissions and the decrease in the number of uninsured admissions is leaving many hospitals more financially able to pay for the increased demand for healthcare personnel (Staffing Industry Analysts: US Healthcare Staffing Growth Assessment, October 28, 2015). Of the approximate 2,450,000 jobs created in 2015, approximately 18% came from the healthcare industry (CNBC Business and Finance, January 11, 2016).

Demand for Workforce Solutions. Despite the rise in the number of insured and Medicaid patients, hospitals still face continued pressure to keep costs down to protect their margins from continued Medicare rate reductions and fluctuations in demand for hospital care. In addition, there is a national shift away from volume-based pricing to value-based pricing. The visibility of Hospital Consumer Assessment of Healthcare Providers and Systems survey scores, a national, standardized, publicly reported survey of patients' perspectives of hospital care, has also put pressure on hospitals to maintain a certain level of quality of care so hospitals do not incur financial penalties or risk decreased patient volume due to low scores. We believe these dynamics have put further pressure on hospitals to find innovative solutions in order to better manage their workforce, which accounts for a large portion of their expenses. As a result, we believe hospitals are more willing to engage healthcare staffing companies such as ours that provide both staffing and workforce solutions that can help them solve problems, such as assessing their workforce needs or reducing readmission rates without negatively impacting the quality of care. Many hospitals are also making vertical acquisitions by investing in outpatient facilities, ambulatory care centers and stand-alone emergency departments in order to capture outpatient revenue, which will further drive demand for healthcare personnel.

Shift from Inpatient Services to Outpatient/Ambulatory Settings. In 2014, ambulatory services employed 45% of healthcare workers compared to 33% employed by hospitals, a 2% increase since 2012. While hospital employment grew 3% from 2009 to 2014, the ambulatory market grew nearly 15% in the same period (U.S. Healthcare Staffing Growth Assessment, Staffing Industry Analyst, December 2015). A study published in Health Affairs in May 2014 also found that ambulatory surgery centers are “high-quality, lower-cost substitutes for hospitals as venues for outpatient surgery” (Study conducted by health economists Elizabeth Munnich of the University of Louisville and Stephen Parente of the University of Minnesota, May 2014). As hospital and health system leaders respond to the dynamic changes in the healthcare industry by becoming more cost effective, streamlining their healthcare delivery processes and making vertical acquisitions to control the quality of care (as opposed to horizontal acquisitions among hospitals made in the past to increase volume), we believe the outpatient and ambulatory care markets provide a robust area of growth for healthcare staffing agencies with a strong local market presence, and for those that provide Advanced Practitioners, such as Nurse Practitioners (NPs) and Physicians Assistants, who frequently provide oversight in ambulatory settings.

Growing and Aging U.S. Population. Two long-term macro drivers of our business are demographic in nature -- a growing and aging U.S. population. The U.S. Census Bureau projects the U.S. population will increase approximately 31% (from 319 million in 2014 to 417 million in 2060) - crossing the 400 million mark in 2051. In addition, by 2030 one in five Americans is also projected to be 65 years old or more. The number of persons aged 65 and over is expected to increase 112% (from 46,255,000 to 98,164,000) from 2014 to 2060 (U.S. Census, March, 2015). This is important because the utilization of healthcare services is generally higher among older people. All Baby Boomers are now over 50 years of age and account for nearly 25% of the population (U.S. Census Bureau, May 2014). Older persons averaged more office visits with doctors in 2012. Among people 75 and over, 23% had 10 or more visits to a doctor or other healthcare professional in the past 12 months compared to 14% among people age 45-64 (U.S. Department of Health and Human Services, A Profile of Older Americans: 2014). People aged 65 and over averaged at least four healthcare visits in 2012 (U.S. Centers for Disease Control and Prevention - Health, United States, 2013). The American Hospital Association (AHA) has also projected the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030. With the increase in the proportion of the population in older age groups reaching prime retirement age, healthcare occupations and industries are expected to have the fastest employment growth and to add the most jobs between 2014 and 2024, increasing their employment share from 12% in 2014 to 13.6% in 2024 (U.S. Bureau of Labor Statistics, Report Issued December 8, 2015). Healthcare support occupations, and healthcare practitioners and technical occupations are projected to be the two fastest growing occupational groups during the 2014 to 2024 decade, thereby contributing the most new jobs, with a combined increase of 2,300,000 jobs, representing about 1 in 4 new jobs (U.S. Bureau of Labor Statistics, Report Issued December 8, 2015).

Lower Unemployment. In December 2015, the unemployment rate was 5.0% — the lowest rate since April 2008, which should increase the number of people with employer-sponsored health insurance (U.S. Bureau of Labor and Statistics, Report Issued December 8, 2015). As a result, the number of newly insured to result in higher hospital admissions, thus requiring more of our healthcare staffing services. The creation of additional jobs in the healthcare market should increase demand for our services as our temporary staff are typically hired to replace registered nurses and other healthcare workers taking vacation and leaves of absence.

Use of Temporary Workforce. The December 2015 penetration rate of temporary workers was 2.06% — reaching a new all-time high (U.S. Bureau of Labor Statistics). We believe contingent labor will continue to be used strategically, as an increase in the use of temporary workers typically allows for cost-effective, time-sensitive solutions to specific business needs and allows organizations to leverage the skills of temporary workers while maintaining a lean staff of traditional permanent employees. Within the healthcare sector, we believe the current dynamic nature of the healthcare industry, among other things, has exacerbated hospitals’ needs for more flexibility to match revenue and payroll. We believe hospitals will maintain a lower percentage of permanent staff over time and will supplement their staffing needs with temporary healthcare professionals to allow them to flex their workforce up and down in order to address cost concerns, patient census needs and value-based purchasing needs.

Electronic Medical Records Implementations. Many hospitals and physician groups continue to undergo EMR implementations. Stage 2 compliance for EMR implementations was extended through the end of 2016 for “meaningful use” for Medicare and Medicaid EMR Incentive Programs; and, Stage 3 was extended to the beginning of 2017 for those providers that have completed at least two years in Stage 2 (December 2013, Center for Medicaid and Medicare Services). We believe the demand for our staffing services will continue to be positively impacted in the short term from these new deadlines adopted by CMS, as hospitals often use temporary staff to fill in for permanent staff being trained on new technologies.

Increased Need for Healthcare and Special Education Services in Schools. The Individuals with Disabilities Education Act (IDEA), enacted in 1975, mandates that children and youth ages 3-21 with disabilities be provided a free and appropriate public school education. According to the U.S. Department of Education, National Center for Education Statistic's Digest of Education Statistics, 2013, in 2012-13 (2015-011), the number of children and youth ages 3-21 receiving special education services was 6.4 million, or about 13% of all public school students. Of those students in school year 2012-13, 21% had a speech or language impairment, 12% had other health impairments, 8% had autism, 6% had emotional disturbances, 1% had orthopedic impairments. The Individuals with Disabilities Education Act (IDEA) requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses and other healthcare professionals while at school. Charter schools now account for nearly 6% of all school age children (National Alliance for Public Charter School's A Growing Movement: America's Largest charter School Communities, Tenth Annual Edition November 2015). In May 2015, The Center for Education Reform reports there are nearly 3 million students in the U.S. enrolled in 7,000 charter schools in 43 states, and they are also required to comply with IDEA. Based on the foregoing, we believe the demand for consulting and healthcare staffing services for public schools and charter schools will continue to be strong for agencies that can provide consulting services, healthcare personnel, technical assistance on policies, implementation, and training related to including children and youth with special needs in school settings.

Nursing Shortage. The Health Resources and Services Administration now projects that there will be an excess of supply of registered nurses by 2025, primarily based on the number of new enrollees in nursing school. However, that national projection does not take into account an imbalance of RNs at the state level where many states are projected to experience a smaller growth in RN supply relative to their state-specific demand, resulting in a geographical shortage of RNs by 2025. In particular, 16 states are expected to see shortages. The projection also does not take into account a projected shortfall of registered nurses in particular specialties over the next ten years (U. S. Department of Health and Human Services, December 2014). We believe the following factors will contribute to new growth in demand for nurses: the changing landscape of the healthcare industry with emerging care delivery models and a focus on managing health status and preventing acute health issues (e.g., nurses taking on new and/or expanded roles in preventive care and care coordination), an uncertain level of newly insured individuals in the healthcare market, and the number of registered nurses that re-entered the workforce during the economic downturn that are now likely to leave their jobs.

Physician Shortage. A shortfall of between 46,100 and 90,400 physicians is projected by 2025 as demand for physicians continues to outpace supply, according to the Association of American Medical Colleges (AAMC Center for Workforce Studies (March 2015)). This demand is largely due to the projected aging of the population, the passage of ACA, and the lower number of expected graduates from medical school. The U.S. is expected to face a shortage of up to 20,500 primary care physicians by 2020 -- a number that will grow to up to 31,100 by 2025, according to analysis by the AAMC (March 2015). The projected shortfall of non-primary care physicians is expected to be up to 63,700 by 2025. The AAMC also expects nearly one-third of all physicians will retire in the next decade. And, while the number of applicants to U.S. medical schools is increasing, it will not keep pace with expected future demand.

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

Nurse Retirements. During the last recession, we believe many registered nurses were hesitant to retire, especially if their spouses were laid off or if they were secondary wage earners, as “they preferred the stability of a permanent job” as a staff nurse (Staffing Industry Analysts: US Healthcare Staffing Growth Assessment, October 28, 2015).

However, new findings in the 2015 Survey of Registered Nurses/Viewpoints on Retirement, Education and Emerging Roles “strongly indicate an impending surge in retirement among older nurses.” As the 2015 Survey reported, even if the Baby Boomer nurses don’t retire, they could “cut back their hours to part time … which could result in a nursing supply crisis.” Of note, 21% of the 8,828 nurses surveyed said they would “move to part-time work” now that the economy has recovered (2015 Survey of Registered Nurses/Viewpoints on Retirement, Education and Emerging Roles).

Higher Quit Rates with an Improved Economy. The Bureau of Labor and Statistics uses the quit rate as a measure of workers’ willingness or ability to leave jobs. According to the latest Job Openings and Labor Turnover Survey, February 2016, quits have risen from 1.3% in December 2009 to 2.1% in December 2015. This increased quit rate reflects increased confidence among the workforce. As a result of the increased quits, the number of job openings also increased to 5,600,000 in December 2015 (Job Openings and Labor Turnover Survey, February 2016).  During the last recession, registered nurses were hesitant to quit or voluntarily leave their jobs. However, with an improved economy and the low national unemployment rate, this trend appears to be reversing itself to some extent (Staffing Industry Analysts: US Healthcare Staffing Growth Assessment, October 28, 2015). We believe with the increased volume of orders for temporary healthcare workers and as wages increase, more staff nurses have confidence to enter the travel nurse market and are improving the supply.

Portability of Healthcare. We believe that employees have historically remained employed by their employers, in part for healthcare coverage. The portability of healthcare insurance provided by the ACA will provide more flexibility to employees, including healthcare professionals, which may result in a less committed relationship between employees and their employers. This should increase the supply of healthcare professionals willing to leave their permanent employment with hospitals and seek assignments with staffing agencies.

Increase in Number of Younger RN Graduates. In 2011, Dr. Peter Buerhaus, Associate Dean of Vanderbilt University's School of Nursing, noted a 62% increase in the number of 23-26 year olds who entered the RN workforce between 2002 and 2009 (Health Affairs, December 5, 2011). While the workforce has grown overall, it is concentrated in the older and younger ends of an age spectrum, and there are fewer RNs aged 36-45 working today compared to prior years. The growth in the workforce is aged 35 and younger (U.S. Nursing Workforce: Trends in Supply and Education, U.S. Department of Health and Human Services, April 2013). We believe the increased number of RNs over 56 years old also represents older RNs who have delayed retirement or who returned to the workforce during the last recession. The primary supply of contract nurses is typically from the younger population, so this influx of younger RNs in the workforce should increase the supply of contract nurses for healthcare staffing companies.

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

Temporary Physician Assignment. Locum tenens assignments offer physicians the ability to focus on practicing medicine while avoiding the stress of running their own practices; the ability to avoid paying the high costs of malpractice insurance; the opportunity to pick up extra shifts and weekends and work during the vacation time of full-time staff jobs in order to earn extra money and repay student loans; to lead a more flexible lifestyle; and, to maintain their autonomy while practicing medicine. The supply of physicians available for our physician staffing services is variable and is influenced by several factors: the desire of physicians to work temporary assignments, the desire of older physicians to work fewer hours, work-lifestyle balance among younger physicians, and the trend toward more female physicians in the workforce who traditionally work fewer hours than their male counterparts.

Physicians Seeking Stability as Full-Time Staff. In the past few years, physicians have increasingly become employees of hospitals or health systems due to business pressures and costs of operating private practices. Physician practices are facing a combination of factors that include: stagnant or declining reimbursement rates, increased regulatory burden (including the Medicare Access and CHIP Reauthorization Act of 2015), rising costs, greater risk associated with operating a private practice, and an increased desire for a better work-life balance. We believe physicians have been seeking employment with hospitals at higher rates in the past few years due to: the difficulty of transitioning private practices to EMR, traversing the maze of insurance company requirements, financial strains on private practices from repeated threatened pay cuts based on Medicare’s sustainable growth rate formulas, and the uncertain future of healthcare associated with the ACA. Becoming hospital staff provides financial certainty and the ability to focus more on practicing medicine. We believe this shift in employment will continue to increase supply for our physician search business as physicians look for permanent employment with hospitals or health systems.

Our Business Strategy

Our long-term business strategy is to grow revenue, expand our margins and improve our operating effectiveness by:

Increasing our workforce solutions business by delivering innovative solutions and strengthening and expanding current client relationships and developing new relationships with hospitals and healthcare facilities. We deliver flexible workforce solutions customized to meet the unique needs of each client. Our full suite of service offerings includes: MSP, OWS, EMR, Predictive Analytics, IRP, Educational Healthcare Services and RPO. Each of our businesses enjoys strong customer relationships that may serve as a platform to sell new MSP services or expand our workforce solutions at current clients. As a result, we continue to invest in sales and marketing to increase market share through cross-collaboration of our businesses.

Growing our supply of healthcare professionals. Recognizing that people communicate differently and have individual communication preferences, we are investing in technology initiatives to enhance the efficiency and effectiveness of our interactions with our healthcare professionals. We also continue to invest in mobile and online technologies to increase our ability to attract and retain healthcare professionals. We believe providing communication options to our healthcare professionals will strengthen our relationships with them to improve supply and further enhance our delivery of high quality customer service.

Improving our fill rate at current MSP accounts and expanding our national and local market presence to support the shift to outpatient and ambulatory care centers. We believe our large national footprint will allow us to (i) increase our market share at our current MSPs by improving our fill rate of per diem, local and allied healthcare staffing professionals, (ii) sell our MSP services to clients of our local branch-based network, (iii) support our current hospital and health system clients who are shifting care from inpatient to outpatient where possible and responding to market changes by making vertical acquisitions to control quality across the care continuum, (iv) support smaller, local customers, (v) support retail or commercial providers, such as national drugstore chains, (vi) broaden our customer base and (vii) gain access to additional healthcare professionals who are uniquely qualified to provide care in outpatient and ambulatory care centers.

Expanding our gross profit margin and delivering a higher Adjusted EBITDA margin by (i) continuing to obtain pricing increases from our customers, (ii) managing our mix of business with hospitals and local/retail customers, (iii) expanding our Workforce Solutions business, and (iv) making further investments in our higher margin businesses: retained, contingent and permanent search, local allied, Healthcare Education Consulting and RPO businesses.

Continuing to invest in people, processes and technology which will allow us to operate more effectively and efficiently.

Making strategic and disciplined acquisitions to strengthen and broaden our market presence. We believe the best acquisitions follow a structured and disciplined approach with clear strategic objectives, detailed implementation plans and a focus on creating and capturing value for our shareholders. Our management team has broad and varied experience in multiple types of transactions

Business Overview

Services Provided

Nurse and Allied Staffing Segment

The Nurse and Allied Staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing through our Cross Country Staffing®, MSN, AHG, Mediscan and DirectEd brands. We provide flexible workforce solutions to the healthcare and school markets through diversified offerings designed to meet the special needs of each client, including: MSP, OWS, EMR, Predictive Analytics, IRP, Educational Healthcare Services, and RPO. Our clients include: public and private acute care hospitals, government-owned facilities, public schools, charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. The Joint Commission has certified our Nurse and Allied Staffing businesses under its Health Care Staffing Services Certification Program. Our Nurse and Allied Staffing revenue and operating income is set forth in Note 17 - Segment Data to the consolidated financial statements.

A majority of our revenue is generated from staffing registered nurses on long-term contract assignments (typically 13 weeks in length) at hospitals and health systems using various brands. While the typical lead-time to staff a travel healthcare professional is four to five weeks, we also have candidates who are pre-qualified and ready to begin assignments within one to two weeks at a hospital client that has an urgent need. Additionally, we offer a short-term staffing solution of registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings through our national network of local branch offices. We also provide travel allied professionals on long-term contract assignments to hospitals, public schools, charter schools and skilled nursing facilities under the Cross Country Staffing®, Mediscan and DirectEd brands.

Physician Staffing Segment

We provide physicians in many specialties, certified registered nurse anesthetists (CRNAs), NPs and physician assistants (PAs) under our MDA brand as independent contractors on temporary assignments throughout the United States at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. The Physician Staffing revenue and operating income is set forth in Note 17 - Segment Data to the consolidated financial statements.

Other Human Capital Management Services

We provide retained and contingent search services for physicians, healthcare executives, nurses, advanced practice and allied health professionals. Until August 31, 2015 when we divested Cross Country Education® (CCE), a non-core business, we provided education seminars to the healthcare industry. The revenue and operating income of our Other Human Capital Management Services Segment is set forth in Note 17 - Segment Data to the consolidated financial statements.

Our Cejka Search® (Cejka) subsidiary has been a leading physician, executive, nurses, advanced practice, and allied health retained and contingent search firm for more than twenty years, recruiting top healthcare talent for organizations nationwide through a team of experienced professionals, advanced use of recruitment technology and commitment to service excellence. Serving clients nationwide, Cejka completes hundreds of search assignments annually for organizations spanning the continuum of healthcare, including physician group practices, hospitals and health systems, academic medical centers, accountable care organizations, managed care and other healthcare organizations. Prior to its divesture in August 2015, CCE offered “in person” one-day seminars, conferences and e-learning through various independent contractors who are experts in their field on topics pertaining to their profession.

Our Business Model

We have developed and will continue to focus our business model on increasing revenue and achieving greater profitability through higher efficiencies, expanding current MSP services and adding new MSP accounts, and further diversifying our customer base — all while continuing to offer the highest possible quality services.

Marketing and Recruiting Healthcare Professionals

We operate differentiated brands to recruit nurses and allied professionals. We believe our multi-brand recruiting model helps us reach a larger volume and a more diverse group of candidates to fill open positions at our clients throughout the United States in various clinical and non-clinical settings and in many different geographic areas. We believe nurses and allied professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, scheduling options, as well as a high level of customer service. In addition, we offer choices - geography, level of acuity and setting, and we believe nurses and allied professionals are confident we will have new assignments for them as they complete their current assignment. Our benefits generally include professional liability insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances and housing. Each of our nurse and allied healthcare professionals is employed by us under the terms of a written agreement, which typically provides for hourly wages and any other benefits they are entitled to receive during the assignment period.

Recruiters are an essential element of our Nurse and Allied Staffing business, and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments with us. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our clients. While we rely on word-of-mouth for referrals, we also market our brands on the Internet, including extensive utilization of social media, which has become an increasingly important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online.

MDA recruits and contracts with physicians and advanced practice professionals to provide medical services for MDA’s healthcare customers. Each physician or advanced practice professional is an independent contractor and enters into an agreement with MDA to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer. Physicians and advanced practice professionals are engaged to provide medical services for a healthcare customer ranging from a few days up to a year. We believe physicians are attracted to us because we offer a wide variety of assignments, competitive fees, medical malpractice insurance and excellent customer service. MDA relies on word-of-mouth referrals, but also markets it brands on the Internet and through extensive social media.

Sales and Marketing to Hospitals and Healthcare Facilities

We market our Nurse and Allied Staffing services to our hospital, healthcare facility, school and other clients using our Cross Country Staffing, Medical Staffing Network™, Allied Health Group, Mediscan and DirectEd brands. Cross Country Staffing typically contracts with our nurse and allied healthcare clients on behalf of itself and our other brands. Mediscan contracts with its hospitals, public schools and charter schools under the Mediscan and DirectEd brands. Our traditional staffing includes temporary and permanent placement of travel nurses and allied professionals, branch-based local nurses and allied staffing, and physicians. We provide healthcare staffing opportunities to our healthcare professionals, and staffing and workforce solutions to our healthcare clients in all 50 states.

We provide flexible workforce solutions under our “Cross Country Healthcare” brand to the healthcare and school markets through diversified offerings meeting the special needs of each client. Orders for open positions and other services are entered into our various databases and are available to recruiters. Account managers, who develop relationships with our clients to understand their specific settings and culture, submit candidate profiles to clients, and confirm offers and placements with them. In 2015, the market for Nurse and Allied Staffing was estimated to be approximately $9.5 billion, of which $3.0 billion was travel nursing, $3.3 billion was per diem staffing and $3.2 billion was allied healthcare staffing (U.S. Healthcare Staffing Growth Assessment, Staffing Industry Analyst, December 2015).

MDA markets its physician staffing operations to hospitals and other healthcare facilities on a national basis. Our recruiters use our large database of physicians and their expertise in their given specialties to contact physicians to schedule short and long-term engagements at healthcare customers. MDA successfully operates a multi-site business model with employees at several locations. MDA operates a split desk model with regional sales associates and a shared team of specialist recruiters.

Cejka markets its retained and contingent search services to healthcare clients primarily through industry professional organizations, direct marketing, Cejka’s website and word of mouth.

Credentialing and Quality Management

We screen all of our candidates prior to placement through our credentialing departments. While screening requirements are typically negotiated with our clients, each of our businesses has adopted its own minimum standard screening requirements. We continue to monitor our nursing and allied professional employees after placement in an effort to ensure quality performance, to determine eligibility for future placements and to manage our malpractice risk profile. Our credentialing processes are designed to ensure that our professionals have the requisite skillset required by our customers, as well as the aptitude to meet the day-to-day requirements and challenges they would typically encounter on assignments where they are placed. The credentialing of our nurse and allied healthcare professionals is designed to align with the guidelines of The Joint Commission, a national accrediting body, to ensure quality care. Our Cross Country University division, accredited by the American Nurse Credentialing Center, provides training, assessment, and professional development to further ensure the quality of the personnel we place on assignment. Our physician credentialing entity, Credent, is also certified by the NCQA. We ask each of our healthcare clients to evaluate healthcare employees who work at their facility at the end of each assignment in order to continually assess client satisfaction, and so that we may assist our employees with further educational development, if and where necessary.

Client Billing

We bill our nurse and allied employees at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and other requirements, as well as any travel and housing arrangements, where applicable. Our shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the transactions billable to the clients.

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

For our retained search business, Cejka typically bills its clients a candidate acquisition fee and is reimbursed for certain marketing expenses. Our education seminars business collected the full amount of seminar fees from its customers and paid a negotiated percentage to its speakers, as well as hotel, travel, meals, and other related costs.

Operations

Our nurse, allied and physician businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians and client healthcare facilities through operation centers located in Boca Raton, Florida; Woodland Hills, California, Berkeley Lake, Georgia and Creve Coeur, Missouri. In addition to the key sales and recruitment activities, certain of these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service and risk management. On December 31, 2015, we had more than 70 local and branch office locations.

Cejka Search primarily operates its business from its headquarters located in Creve Coeur, Missouri. This business operates relatively independently, other than certain ancillary services that are provided from our Boca Raton, Florida headquarters, such as payroll, legal and information support.

Information Systems

Various information systems are utilized to run our customer relationship management, recruitment and placement functions based on the different brands that we operate. Some of these sophisticated applications are proprietary and are hosted in world class Tier 1 hosting facilities. Other systems are Software as a Service (SaaS) based and hosted by our vendor partners. All of these systems were built/bought to handle considerable growth of all of our businesses. With capability to provide support to all of our facility clients, field employees and independent contractors, all of our systems maintain detailed information about our client skillsets and status which assist us in enabling fulfillment and assignment renewal. Our databases are also an extensive pool of existing and potential customers and all related recruitment and sales activity. We constantly evaluate our systems, and the legacy system for Medical Doctor Associates was recently replaced by an industry leading SaaS product and our Cejka division is currently implementing a new system.
Our financial and human resource systems are managed on leading enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing and human capital management. These systems have the ability to scale accordingly to accommodate revenue growth and/or employee growth.
All of our systems are managed by our onshore and offshore Information Technology team.
Risk Management, Insurance, and Benefits

We have developed a risk management program that requires prompt notification of incidents by clients, clinicians and independent contractors, educational training to our employees, loss analysis, and prompt reporting procedures to reduce our risk exposure. Each of our temporary employees receives instructions regarding the timely reporting of claims and this information is also available on our website. We continuously review facts and incidents associated with professional liability and workers’ compensation claims in order to identify trends and reduce our risk of loss in the future where possible. In addition, upon notification of an incident that may result in liability to us, we promptly gather all available documentation and review the actions of our employee and independent contractor to determine if he or she should remain on an assignment and whether he or she is eligible for another assignment with us. We consider assessments provided by our clients and we work with clinicians and experts from our insurance carriers, to determine employment eligibility and potential exposure. Prior to approving an employee or independent contractor for an assignment, we review records from applicable state professional associations, the national practitioners’ database and other such databases available to us.

We provide workers’ compensation insurance coverage, professional liability coverage and healthcare benefits for our eligible temporary professionals. We record our estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics. In determining our reserves, we include reserves for estimated claims incurred but not reported. We also estimate on a quarterly basis the healthcare claims that have occurred but have not been reported based on our historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved for those claims.

The Company maintains a number of insurance policies including general liability, workers’ compensation, fidelity, fiduciary, directors and officers, cyber, property and professional liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from our operations. There can be no assurance that any of the above policies will be adequate for our needs, or that we will maintain all such policies in the future.

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

Employees

As of December 31, 2015, we had approximately 1,585 corporate employees. During 2015, we employed an average of 6,624 full-time equivalent field employees in Nurse and Allied Staffing. This does not include our Physician Staffing independent contractors, all of whom are not employees. Throughout 2015 we were not subject to any collective bargaining agreements.   However, in October 2015, the employees we have outsourced to a customer in New York under our OWS model, mainly paraprofessionals, voted to be represented by Local 1199 of the Service Employees International Union. We expect to be negotiating with Local 1199 for an initial collective bargaining agreement in 2016 to cover the terms and conditions of employment for these employees. We consider our relationship with employees to be good.
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

Among other things, changes in the economy, a decrease or stagnation in the general level of in-patient admissions or out-patient services at our clients’ facilities, uncertainty regarding federal healthcare law and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, and create organizations capable of managing population health, demand for our services could decrease. Decreases in demand for our services may also affect our ability to provide attractive assignments to our healthcare professionals.

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

We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies as well as actual and potential clients such as healthcare facilities and physician groups, some of which seek to fill positions with either permanent or temporary employees. We rely on word-of-mouth referrals, as well as social media to attract qualified healthcare professionals. If our social media strategy is not successful, our ability to attract qualified healthcare professionals could be negatively impacted.

In addition, with a shortage of certain qualified nurses and physicians in many areas of the United States, competition for these professionals remains intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages or increase benefits in response to our competitors’ increases and are unable to pass such cost increases on to our clients, our margins could decline. At this time, we still do not have enough nurses, allied professionals and physicians to meet all of our clients’ demands for these staffing services. This shortage of healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.

If our healthcare facility clients increase the use of intermediaries it could impact our profitability.

We continue to see an increase in the use of intermediaries by our clients. These intermediaries typically enter into contracts with our clients and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our clients. Each of these intermediaries charges an administrative fee. In instances where we do not win new MSP opportunities or where other vendors win this MSP business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability and reduced margins.

Our costs of providing services may rise faster than we are able to adjust our bill rates and pay rates and, as a result, our margins could decline.

Costs of providing our services could change beyond our control more quickly than we are able to renegotiate bill rates in our more than 9,500 active contracts and pay rates with our thousands of healthcare professionals. For example, at any given time, we have over a thousand apartments on lease throughout the U.S. because we provide housing for certain of our healthcare professionals when they are on an assignment with us. The cost of renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, in particular government entities, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance and unemployment rates could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance and health insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our clients or renegotiate pay rates with our healthcare providers.

Our labor costs could be adversely affected by a shortage of experienced healthcare professionals and labor union activity.

Our operations are dependent on our ability to recruit and staff quality healthcare professionals. We compete with other healthcare staffing companies in recruiting and retaining qualified personnel. We may be required to enhance wages and benefits to our employees, which could negatively impact our profitability. Labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. In the event we are not entirely effective at recruiting and retaining qualified management, nurses and other medical support personnel, or in controlling labor costs, this could have an adverse effect on our results of operations.

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

The temporary healthcare staffing industry is regulated in many states. For example, in some states, firms such as our nurse staffing companies must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could also substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. These increased costs may not be able to be passed on to clients. In addition, if government regulations were implemented that limited the amount we could charge for our services, our profitability could be adversely affected.

We are subject to uncertainties regarding healthcare reform.

The Patient Protection and ACA was signed into law on March 23, 2010 and later amended on March 30, 2010.  It is a very complex law that regulates a wide range of components in our healthcare system. The sweeping healthcare reforms outlined in the ACA are scheduled to take effect on various dates through 2020.  Additional guidance on the ACA is expected to be forthcoming from the IRS, the Treasury Department, the U.S. Department of Health and Human Services, the U.S. Department of Labor and the states. The ACA also makes a number of changes to Medicare and Medicaid that could adversely impact the reimbursement our customers receive under these programs. In addition, the ACA continues to be subject to legislative efforts to repeal or modify the law and a number of court challenges to its constitutionality and interpretation. In addition, the ACA reforms the way Americans buy health insurance and creates a number of issues for employers that sponsor group health plans.  As ACA is fully implemented, we could also incur increased costs for health benefits we provide to our employees without the ability to increase our prices to customers to cover those costs. Finally, while the rate of un-insurance has fallen since the ACA was introduced, many patients are experiencing higher deductibles and co-payments. This may increase the bad debt of hospitals, thus in turn impacting their ability to timely pay for our services.

We operate our business in a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties to our Company as well as litigation and could reduce our revenue and earnings per share.

Our industry is subject to many complex federal, state, local and international laws and regulations related to, among other things, the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes and income tax withholdings, etc.) and the operations of our business generally (e.g., federal, state and local tax laws). If we do not comply with the laws and regulations that are applicable to our business, we could incur civil and/or criminal penalties as well as litigation or be subject to equitable remedies.

We are subject to litigation, which could result in substantial judgment or settlement costs; significant legal actions could subject us to substantial uninsured liabilities.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We may not have sufficient insurance to cover these risks. Actual outcomes or losses may differ materially from those estimated by our current assessments which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results.

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

To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. We are partially self-insured for our workers' compensation coverage, health insurance coverage, and professional liability coverage for our locum tenens providers. If we become subject to substantial uninsured workers' compensation, medical coverage or medical malpractice liabilities, our financial results may be adversely affected. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to pay our self-insured retention portion or maintain adequate insurance coverage, we may be exposed to substantial liabilities.

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

We registered 4,398,001 shares of common stock for issuance under our 1999 stock option plans and 3,500,000 shares of common stock for issuance under our 2007 Stock Incentive Plan. In 2014, we amended and restated that Plan to issue an additional 600,000 shares, all of which have been registered. Fully vested options to purchase 12,500 shares of common stock were issued and outstanding as of February 29, 2016. In addition, 376,875 stock appreciation rights were issued and outstanding as of February 29, 2016, 242,750 of which were vested. Shares of restricted stock outstanding as of February 29, 2016, were 575,581. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

We are dependent on the proper functioning of our information systems and applications hosted by our vendors.

We are dependent on the proper functioning of our information systems in operating our business, including those applications hosted by our vendors. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. These systems are subject to certain risks, including technological obsolescence. We are currently evaluating the technology platforms of our businesses. If our proprietary systems of Software as a Service applications fail or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain or further develop or update, we could experience business interruptions or delays that could materially and adversely affect our business and financial results.

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

December 31, 2015
(amounts in thousands)

Total principal amount of debt	$63,000
Total Cross Country Healthcare, Inc. stockholders' equity	$140,848

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

We currently have sufficient liquidity to operate our business in the normal course.  If, however, we were to make an acquisition or enter into a similar type of transaction, our liquidity needs may exceed our current capacity. In addition, our existing credit facilities currently contain financial covenants that require us: (1) under certain conditions, to operate above a minimum fixed charge coverage ratio, and (2) to maintain a certain level of accounts receivables in order to draw down funds on the loan. Deterioration in our operating results could result in our inability to comply with these covenants and would result in a default under our credit facility.   If an event of default exists, our lenders could call the indebtedness and we may be unable to renegotiate or secure other financing.

We are subject to business risks associated with international operations.

We have international operations in India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: fluctuations in currency exchange rates; changes in regulations; varying economic and political conditions; overlapping or differing tax structures; and regulations concerning compensation and benefits, vacation and the termination of employment. Our inability to effectively manage our international operations could result in increased costs and adversely affect our results of operations.

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

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill, trade names, or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2015, goodwill, trade names, and other identifiable intangible assets not subject to amortization represented 35.8% of our total assets. In 2015 and 2014, we recorded impairment charges of $2.1 million and $10.0 million, respectively.

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

Federal or state taxing authorities could re-classify our locum tenens physicians and CRNAs as employees, despite both the general industry standard to treat them as independent contractors and many state laws prohibiting non-physician owned companies from employing physicians (e.g., the “corporate practice of medicine”). If they were re-classified as employees, we would be subject to, among other things, employment and payroll-related tax claims, as well as any applicable penalties and interest. Any such reclassification would have a material adverse impact on our business model for that business segment and would negatively impact our profitability.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our principal leases as of March 1, 2016 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Nurse and Allied Staffing administration and general office use	70,406	December 31, 2025
Berkeley Lake, Georgia	Physician Staffing office	41,607	October 7, 2024
Boca Raton, Florida	Corporate headquarters	36,919	November 30, 2025
Creve Coeur, Missouri	Retained search headquarters	27,051	August 31, 2024
Malden, Massachusetts	Nurse and Allied Staffing administration and general office use	22,767	June 30, 2017
Newtown Square, Pennsylvania	Nurse and Allied Staffing administration and general office use	16,304	December 31, 2018

Item 3.	Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not believe the outcome of these matters will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Sale Prices
Calendar Period	High	Low

2015
Quarter Ended March 31, 2015	$11.72	$11.16
Quarter Ended June 30, 2015	$11.52	$11.14
Quarter Ended September 30, 2015	$13.85	$13.33
Quarter Ended December 31, 2015	$16.31	$15.49

2014
Quarter Ended March 31, 2014	$10.08	$9.65
Quarter Ended June 30, 2014	$6.78	$6.46
Quarter Ended September 30, 2014	$7.81	$7.45
Quarter Ended December 31, 2014	$10.47	$9.96

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2010 and tracks it through December 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index,
and the Dow Jones US Business Training & Employment Agencies Index

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/10
12/11
12/12
12/13
12/14
12/15

	12/31/2010	12/30/2011	12/31/2012	12/30/2013	12/31/2014	12/31/2015
DJUSBE	$100.00	$75.29	$83.94	$139.37	$146.47	$144.29
CCRN	$100.00	$54.31	$46.97	$95.21	$122.11	$160.37
NASDAQ	$100.00	$112.85	$130.80	$179.96	$205.16	$216.92

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 18, 2016, there were 130 stockholders of record of our common stock. In addition, there were 4,967 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. At December 31, 2015, we had 942,443 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of our First Lien Loan Agreement as defined in Note 8 - Debt to our consolidated financial statements.  Subject to certain conditions as described in the First Lien Loan Agreement, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests. See Note 8 - Debt and Note 14 - Stockholders' Equity to our consolidated financial statements.

Item 6.	Selected Financial Data.

The selected consolidated financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report on Form 10-K.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue from services	$767,421	$617,825	$438,311	$442,635	$439,377
Income (loss) from continuing operations	4,954	(31,534)	(54,250)	(20,745)	1,548
Net income (loss) attributable to common shareholders	4,418	(31,783)	(51,969)	(42,221)	4,098

Per Share Data:
Income (loss) from continuing operations attributable to common shareholders - Basic and Diluted	$0.14	$(1.02)	$(1.75)	$(0.67)	$0.05

Weighted Average Common Shares Outstanding:
Basic	31,514	31,190	31,009	30,843	31,146
Diluted	32,162	31,190	31,009	30,843	31,192

Other Operating Data:
Cash and cash equivalents	$2,453	$4,995	$8,055	$10,463	$10,648
Total assets	366,097	325,133	248,245	305,924	347,884
Total debt	89,874	74,074	8,576	33,859	42,046
Stockholders’ equity	141,344	130,332	160,667	209,123	249,300
Net cash provided by (used in) operating activities	18,235	(4,072)	8,659	10,146	18,296

_______________

The following items impact the comparability and presentation of our consolidated data:

•	Income (loss) from continuing operations for the years ended December 31, 2015 and 2014, respectively, includes amounts attributable to noncontrolling interest of $0.5 million and $0.2 million.

•
We acquired all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively "Mediscan") on October 30, 2015, substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) on June 30, 2014, and the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division on December 2, 2013. The results of these acquisition's operations have been included in our consolidated statements of operations since their respective dates of acquisition. For the years ended December 31, 2015, 2014 and 2013, we recognized $0.9 million, $8.0 million and $0.5 million of acquisition and integration costs, respectively. See Note 3 - Acquisitions to our consolidated financial statements.

•
The years ended December 31, 2015, 2014 and 2013 include $1.3 million, $0.8 million and $0.5 million, respectively, of restructuring costs primarily related to our cost optimization project in 2015, and senior management employee severance pay in 2014 and 2013.

•
The year ended December 31, 2013 includes a legal settlement charge of $0.8 million related to a wage and hour class action lawsuit in California. See Note 12 - Commitments and Contingencies to our consolidated financial statements.

•
The years ended December 31, 2015, 2014, 2013 and 2012 include non-cash impairment charges of approximately $2.1 million, $10.0 million, $6.4 million, and $18.7 million, respectively. See Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets to our consolidated financial statements.

•
The years ended December 31, 2015 and 2014 include the impact of a loss on derivative liability of approximately $9.9 million and $16.7 million, respectively. Derivative liability relates to the Convertible Notes issued in conjunction with the acquisition of MSN. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

•
The year ended December 31, 2015 includes a loss on sale of business of $2.2 million (an after-tax gain of $1.3 million) related to the sale of our education seminars business, Cross Country Education, LLC on August 31, 2015. See Note 4 - Disposal and Discontinued Operations to our consolidated financial statements.

•
The year ended December 31, 2013 includes a loss on early extinguishment and modification of debt of $1.4 million related to the write-off of unamortized debt issuance costs related to our prior credit agreement. See Note 8 - Debt to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data, Item 1A. Risk Factors, Forward-Looking Statements and Item 15. Consolidated Financial Statements and the accompanying notes and other data, all of which appear elsewhere in this Annual Report on Form 10-K.

Business Overview

Cross Country Healthcare, Inc. is a national leader in providing leading-edge healthcare workforce solutions. Our solutions are geared towards assisting our clients solve labor-related issues while maintaining high quality outcomes. With more than 30 years of experience, we are dedicated to placing highly qualified nurses and physicians as well as allied health, advanced practice, and case management professionals. We also provide both retained and contingent placement services for physicians, as well as retained search services for healthcare executives. We have more than 9,500 active contracts with a broad range of clients in both clinical and nonclinical settings, including acute care hospitals, physician practice groups, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of more than 70 branch office locations, we are able to place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. We are a market leader in providing flexible workforce management solutions, which include MSP, OWS, EMR, Predictive Analytics, IRP, education healthcare services, and RPO.

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 81% of our total revenue. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Its services include the placement of travel and per diem nurses, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists.

●
Physician Staffing – Physician Staffing represented approximately 15% of our total revenue. Physician Staffing provides physicians in many specialties, CRNAs, NPs and PAs under our Medical Doctor Associates (MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S.

●
Other Human Capital Management Services – Other Human Capital Management Services represented approximately 4% of our total revenue. Subsequent to the sale of CCE on August 31, 2015, Other Human Capital Management Services is comprised of retained and contingent search services for physicians and healthcare executives within the U.S.

Executive Summary of Operations

For the year ended December 31, 2015, our consolidated revenue was $767.4 million, and we had net income attributable to common shareholders of $4.4 million, or $0.14 per diluted share. Our consolidated net income was impacted by an unrealized loss on derivative liability of $9.9 million and an impairment charge of $2.1 million.

In 2015, we believe we made significant progress executing the elements of our strategy to grow revenue in our core businesses, expand margins and enhance the operating leverage of our infrastructure. In fiscal 2015:

● We sold our education seminars business, a non-core business and completed the acquisition of Mediscan in October. We financed the acquisition through a combination of cash-on-hand and borrowings under our senior credit facility.

● Revenue increased year-over-year by 24% resulting from a combination of: synergies resulting from the integration of recent acquisitions, historic levels of demand for our Nurse and Allied Staffing services, and the added revenue from the October 2015 Mediscan acquisition; partially offset by the impact of the sale of our education seminars business in August and lower Physician Staffing revenue.

● Contribution income margins of our business segments increased resulting from improved operating leverage, increases in pricing, and the impact of our cost optimization program.

Also, in July, we amended our Second Lien Term Loan, which reduced our interest rate 175 bps effective for the second half of 2015, at minimal cost. We ended the year with total debt of $89.9 million and $2.5 million of cash, resulting in a ratio of debt, net of cash, to total capitalization of 37.8%.

Business Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of FTEs, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. Some of the segment financial results analyzed include revenue, gross profit margins, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

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

Revenue per day filled is calculated by dividing the actual revenue invoiced by Physician Staffing by days filled for the period presented. Revenue per day filled excludes permanent placement and unbilled revenue.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2015	2014	2013
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	74.3	74.5	74.1
Selling, general and administrative expenses	21.0	22.8	24.2
Bad debt expense	0.1	0.2	0.2
Depreciation and amortization	1.0	1.2	1.4
Loss on sale of business	0.3	—	—
Acquisition and integration costs	0.1	1.3	0.1
Restructuring costs	0.2	0.1	0.1
Legal settlement charge	—	—	0.2
Impairment charges	0.3	1.6	1.5
Income (loss) from operations	2.7	(1.7)	(1.8)
Interest expense	0.9	0.7	0.2
Loss on derivative liability	1.3	2.7	—
Loss on early extinguishment and modification of debt	—	—	0.3
Income (loss) from continuing operations before income taxes	0.5	(5.1)	(2.3)
Income tax (benefit) expense	(0.1)	—	10.1
Income (loss) from continuing operations	0.6	(5.1)	(12.4)
Income from discontinued operations, net of tax	—	—	0.5
Consolidated net income (loss)	0.6	(5.1)	(11.9)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	—
Net income (loss) attributable to common shareholders	0.6%	(5.1)%	(11.9)%

Comparison of Results for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2015	2014	$	%
	(Dollars in thousands)
Revenue from services	$767,421	$617,825	$149,596	24.2%
Direct operating expenses	570,056	460,021	110,035	23.9%
Selling, general and administrative expenses	161,275	141,018	20,257	14.4%
Bad debt expense	999	1,016	(17)	(1.7)%
Depreciation and amortization	8,066	7,441	625	8.4%
Loss on sale of business	2,184	—	2,184	100.0%
Acquisition and integration costs	902	7,957	(7,055)	(88.7)%
Restructuring costs	1,274	840	434	51.7%
Impairment charges	2,100	10,000	(7,900)	(79.0)%
Income (loss) from operations	20,565	(10,468)	31,033	296.5%
Interest expense	6,810	4,160	2,650	63.7%
Loss on derivative liability	9,901	16,671	(6,770)	(40.6)%
Other income, net	(306)	19	(325)	(1,710.5)%
Income (loss) from continuing operations before income taxes	4,160	(31,318)	35,478	113.3%
Income tax (benefit) expense	(794)	216	(1,010)	(467.6)%
Consolidated net income (loss)	4,954	(31,534)	36,488	115.7%
Less: Net income attributable to noncontrolling interest in subsidiary	536	249	287	115.3%
Net income (loss) attributable to common shareholders	$4,418	$(31,783)	$36,201	113.9%

Revenue from services

Revenue from services increased $149.6 million, or 24.2%, to $767.4 million for the year ended December 31, 2015, as compared to $617.8 million for the year ended December 31, 2014. The increase was entirely from Nurse and Allied Staffing and partially offset by lower revenue from Physician Staffing and Other Human Capital Management Services. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, as well as housing, travel and field insurance expenses. Direct operating expenses increased $110.0 million, or 23.9%, to $570.1 million for the year ended December 31, 2015, as compared to $460.0 million for year ended December 31, 2014, primarily due to the growth in Nurse and Allied Staffing and the impact of the acquisitions.

As a percentage of total revenue, direct operating expenses represented 74.3% of revenue for the year ended December 31, 2015, and 74.5% for the year ended December 31, 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $20.3 million, or 14.4%, to $161.3 million for the year ended December 31, 2015, as compared to $141.0 million for the year ended December 31, 2014. This increase is primarily due to the MSN acquisition. As a percentage of total revenue, selling, general and administrative expenses were 21.0% and 22.8% for the years ended December 31, 2015 and 2014, respectively, reflecting improved operating leverage.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2015 increased to $8.1 million as compared to $7.4 million for the year ended December 31, 2014, due to the impact of the recent acquisitions. As a percentage of revenue, depreciation and amortization expense was 1.0% for the year ended December 31, 2015 and 1.2% for the year ended December 31, 2014.

Loss on sale of business

During the year ended December 31, 2015, we sold our education seminars business and recognized a pre-tax loss of $2.2 million related to the divestiture of the business. In addition, we recorded a tax benefit of $3.5 million for the reversal of valuation allowances associated with this business, resulting in an after-tax gain of $1.3 million.

Acquisition and integration costs

During the year ended December 31, 2015, we incurred acquisition and integration costs of $0.9 million which predominantly were costs related to the Mediscan acquisition, which closed October 30, 2015. During the year ended December 31, 2014, we incurred acquisition and integration costs of $8.0 million, primarily related to the MSN acquisition, and partly related to our December 2013 allied staffing business acquisition.

Restructuring costs

We recorded restructuring costs of $1.3 million for the year ended December 31, 2015, related to severance and lease consolidations. We recorded restructuring costs of $0.8 million for the year ended December 31, 2014, primarily related to senior management severance pay.

Impairment charges

In the fourth quarter of 2015 and 2014, we conducted an assessment of our indefinite-lived intangible assets. For the years ended December 31, 2015 and 2014, we recorded impairment charges of $2.1 million and $10.0 million, respectively, relating to the Physician Staffing trade names. We determined that based on our projected revenue stream, our estimated fair value was less than the carrying amount of the trade names. See Critical Accounting Principles and Estimates and Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets to our consolidated financial statements.

Interest expense

Interest expense totaled $6.8 million for the year ended December 31, 2015 and $4.2 million for the year ended December 31, 2014. The increase was primarily due to the additional interest associated with our subordinated debt used to fund the June 2014 MSN acquisition. The effective interest rate on our borrowings was 10.1% for the year ended December 31, 2015 compared to 7.0% in the year ended December 31, 2014.

Loss on derivative liability

Loss on derivative liability from Convertible Notes of $9.9 million and $16.7 million for the years ended December 31, 2015 and December 31, 2014 relate to the change in the fair value of embedded features of our Convertible Notes from the end of the prior period. This losses were primarily a result of an increase in our share price in the respective periods. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our consolidated statements of operations. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

Income tax (benefit) expense

Income tax benefit from continuing operations totaled $0.8 million for the year ended December 31, 2015, compared to income tax expense of $0.2 million for the year ended December 31, 2014. The effective tax rate was negative 19.1% and negative 0.7%, including the impact of discrete items, for the years ended December 31, 2015 and 2014, respectively. Excluding discrete items, our effective tax rate for these years was 41.1% and negative 8.7%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes and the partial non-deductibility of certain per diem expenses and international and state minimum taxes, which are partly offset by the reduction in unrecognized tax benefits due to the settlement of certain state examinations. In addition, the effective tax rate for 2015 was impacted by the reversal of a portion of the valuation allowance as a result of the sale of CCE.

Comparison of Results for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2014	2013	$	%
	(Dollars in thousands)
Revenue from services	$617,825	$438,311	$179,514	41.0%
Direct operating expenses	460,021	324,851	135,170	41.6%
Selling, general and administrative expenses	141,018	106,117	34,901	32.9%
Bad debt expense	1,016	1,078	(62)	(5.8)%
Depreciation and amortization	7,441	6,180	1,261	20.4%
Acquisition and integration costs	7,957	473	7,484	1,582.2%
Restructuring costs	840	484	356	73.6%
Legal settlement charge	—	750	(750)	(100.0)%
Impairment charges	10,000	6,400	3,600	56.3%
Income (loss) from operations	(10,468)	(8,022)	(2,446)	(30.5)%
Interest expense	4,160	849	3,311	390.0%
Loss on derivative liability	16,671	—	16,671	100.0%
Loss on early extinguishment and modification of debt	—	1,419	(1,419)	(100.0)%
Other income, net	19	(251)	270	107.6%
Income (loss) from continuing operations before income taxes	(31,318)	(10,039)	(21,279)	(212.0)%
Income tax expense	216	44,211	(43,995)	(99.5)%
Income (loss) from continuing operations	(31,534)	(54,250)	22,716	41.9%
Income from discontinued operations, net of tax	—	2,281	(2,281)	(100.0)%
Consolidated net income (loss)	(31,534)	(51,969)	20,435	39.3%
Less: Net income attributable to noncontrolling interest in subsidiary	249	—	249	100.0%
Net income (loss) attributable to common shareholders	$(31,783)	$(51,969)	$20,186	38.8%

Revenue from services

Revenue from services increased $179.5 million, or 41.0%, to $617.8 million for the year ended December 31, 2014, as compared to $438.3 million for the year ended December 31, 2013. The increase was entirely from Nurse and Allied Staffing and partially offset by lower revenue from Physician Staffing and Other Human Capital Management Services. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, as well as housing, travel, and field insurance expenses. Direct operating expenses increased $135.2 million, or 41.6%, to $460.0 million for the year ended December 31, 2014, as compared to $324.9 million for year ended December 31, 2013.

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

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2014 totaled $7.4 million as compared to $6.2 million for the year ended December 31, 2013. As a percentage of revenue, depreciation and amortization expense was 1.2% for the year ended December 31, 2014 and 1.4% for the year ended December 31, 2013.

Acquisition and integration costs

During the year ended December 31, 2014 and 2013, we incurred acquisition and integration costs of $8.0 million and $0.5 million, respectively. Acquisition and integration costs for the year ended December 31, 2014 were primarily related to the MSN acquisition and included costs such as professional and transaction advisory fees, as well as $1.6 million for employee termination benefits and $1.1 million for exit costs associated with redundant facilities.  Acquisition and integration costs for the year ended December 31, 2013 were related to the integration of the acquired allied healthcare staffing business and included transaction costs, transitional services as well as travel and training costs.

Restructuring costs

We recorded restructuring costs of $0.8 million and $0.5 million in the years ended December 31, 2014 and 2013, respectively, primarily related to senior management severance pay.

Legal settlement charge

During the year ended December 31, 2013, we accrued $0.8 million to settle a wage and hour class action lawsuit in California, for which the Court granted final approval of the settlement in September 2014, and during the fourth quarter of 2014 we paid $0.8 million to the Plaintiff. See Note 12 - Commitments and Contingencies to our consolidated financial statements.

Impairment charges

In the fourth quarter of 2014, we conducted an assessment of our indefinite-lived intangible assets. For year ended December 31, 2014, we recorded an impairment charge of $10.0 million relating to the Physician Staffing trade name.

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

Loss on derivative liability

Loss on derivative liability of $16.7 million in the year ended December 31, 2014 relates to the fair value of embedded features of our Convertible Notes. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period we are required to record the embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our consolidated statements of operations. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

Loss on early extinguishment and modification of debt

Loss on early extinguishment and modification of debt was $1.4 million in the year ended December 31, 2013 and related to the write-off of unamortized debt issuance costs related to our prior credit agreement.  See Note 8 - Long-Term Debt to our consolidated financial statements.

Income tax expense

Income tax expense totaled $0.2 million for the year ended December 31, 2014, as compared to $44.2 million for the year ended December 31, 2013. Income tax expense for the years ended December 31, 2014 and 2013 included a valuation allowance on our deferred tax assets of $12.0 million and $48.6 million, respectively. See Note 13 - Income Taxes to our consolidated financial statements. Excluding the expense related to this valuation allowance, the effective tax rate was 33.3% in the year ended December 31, 2014, compared to 43.3% in the year ended December 31, 2013. The lower effective tax rate in the year ended December 31, 2014 was partly due to an increase in the nondeductible meals and incidentals primarily related to the acquisitions. The greater effective tax rate in the year ended December 31, 2013 was partly due to a benefit from the reversal of taxes accrued on our foreign earnings and effect of book tax differences on the tax benefit relating to our stock compensation plans.

Income (loss) from discontinued operations, net of income taxes

Our clinical trial services business segment was reclassified as discontinued in our fourth quarter of 2012. Income from discontinued operations, net of tax of $2.3 million included a $4.0 million gain ($1.7 million net of taxes) on the sale of our clinical trial services business in the year ended December 31, 2013.

Segment Results

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Revenue from services:
Nurse and Allied Staffing (a)	$621,258	$459,195	$274,219
Physician Staffing	115,336	121,145	126,125
Other Human Capital Management Services	30,827	37,485	37,967
	$767,421	$617,825	$438,311

Contribution income: (b)
Nurse and Allied Staffing (a)	$54,499	$36,486	$18,668
Physician Staffing	10,213	6,540	8,695
Other Human Capital Management Services	1,863	514	746
	66,575	43,540	28,109

Unallocated corporate overhead	31,484	27,770	21,844
Depreciation	3,856	3,866	3,886
Amortization	4,210	3,575	2,294
Loss on sale of business (c)	2,184	—	—
Acquisition and integration costs	902	7,957	473
Restructuring costs	1,274	840	484
Legal settlement charge	—	—	750
Impairment charges (d)	2,100	10,000	6,400
Loss from operations	$20,565	$(10,468)	$(8,022)

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2015	2014	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,624	4,764	1,860	39.0%
Average Nurse and Allied Staffing revenue per FTE per day	$257	$264	$(7)	(2.7)%

Physician Staffing statistical data:
Days filled	77,601	82,473	(4,872)	(5.9)%
Revenue per day filled	$1,463	$1,457	$6	0.4%

	Year Ended December 31,			Percent
	2014	2013	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	4,764	2,393	2,371	99.1%
Average Nurse and Allied Staffing revenue per FTE per day	$264	$314	$(50)	(15.9)%

Physician Staffing statistical data:
Days filled	82,473	87,386	(4,913)	(5.6)%
Revenue per day filled	$1,457	$1,524	$(67)	(4.4)%

Segment Comparison - Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Nurse and Allied Staffing

Revenue from the Nurse and Allied Staffing business segment increased $162.1 million, or 35.3% to $621.3 million for the year ended December 31, 2015, from $459.2 million for the year ended December 31, 2014. The year-over-year increase was primarily due to a combination of organic growth and the impact of the Mediscan and MSN acquisitions.

The average number of Nurse and Allied Staffing FTEs on contract during the year ended December 31, 2015 increased 39.0% over the year ended December 31, 2014, primarily due to a combination of acquisitions and increased demand. Average Nurse and Allied Staffing revenue per FTE decreased approximately 2.7% in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the impact of the lower average bill rates of MSN.

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2015, increased $18.0 million or 49.4%, to $54.5 million from $36.5 million in year ended December 31, 2014. As a percentage of segment revenue, contribution income was 8.8% for the year ended December 31, 2015, and 7.9% for the year ended December 31, 2014. The margin improvement was primarily due to improved operating leverage.

Physician Staffing

Revenue from Physician Staffing decreased $5.8 million, or 4.8% to $115.3 million for the year ended December 31, 2015, compared to $121.1 million for the year ended December 31, 2014. The decrease in revenue was due to lower volume of days filled across most specialties partially offset by higher revenue per day filled.

Physician Staffing days filled decreased 5.9% to 77,601 in the year ended December 31, 2015, compared to 82,473 in the year ended December 31, 2014. Revenue per day filled for the year ended December 31, 2015 was $1,463, a 0.4% increase from the year ended December 31, 2014, reflecting higher average prices.

Contribution income from Physician Staffing for the year ended December 31, 2015, increased $3.7 million or 56.2% to $10.2 million compared to $6.5 million in the year ended December 31, 2014. As a percentage of segment revenue, contribution income was 8.9% for the year ended December 31, 2015 and 5.4% for the year ended December 31, 2014. The margin improvement was primarily due to improved pricing and lower operating costs.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services for the year ended December 31, 2015, decreased $6.7 million, or 17.8%, to $30.8 million from $37.5 million in the year ended December 31, 2014, primarily the result of the divestiture of our education seminars business in the third quarter of 2015, but offset by growth in our retained executive search business of 22.1%.

Contribution income from Other Human Capital Management Services for the year ended December 31, 2015, increased by $1.3 million, or 262.5%, to $1.9 million, from $0.5 million in the year ended December 31, 2014. The increase in contribution income was primarily due to improved operating leverage in our retained executive search business. Contribution income as a percentage of segment revenue was 6.0% for the year ended December 31, 2015 and 1.4% for the year ended December 31, 2014.

Unallocated corporate overhead

Unallocated corporate overhead was $31.5 million for the year ended December 31, 2015, compared to $27.8 million for the year ended December 31, 2014, primarily due to an increase in compensation expense as a result of continued efforts to centralize functions and higher share-based compensation expense due to forfeitures in the prior year. Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, and public company expenses. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% for the year ended December 31, 2015, and 4.5% for the year ended December 31, 2014.

Segment Comparison - Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing business segment increased $185.0 million, or 67.5%, to $459.2 million for the year ended December 31, 2014, from $274.2 million for the year ended December 31, 2013. The year-over-year increase was a result of growth in the segment as well as the impact from the acquired businesses.

The average number of Nurse and Allied Staffing FTEs on contract during the year ended December 31, 2014 nearly doubled from the year ended December 31, 2013, primarily due to the acquired businesses along with increased demand. Average Nurse and Allied Staffing revenue per FTE decreased approximately 15.9% in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to lower average bill rates in the acquired businesses.

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2014 increased $17.8 million or 95.4%, to $36.5 million from $18.7 million in year ended December 31, 2013. As a percentage of segment revenue, contribution income was 7.9% for the year ended December 31, 2014, and 6.8% for the year ended December 31, 2013. The margin improvement was primarily due to expansion of our bill/pay spread, improved operating leverage, and the impact of our acquisitions, partially offset by investments in selling expenses.

Physician Staffing

Revenue from Physician Staffing decreased $5.0 million, or 3.9% to $121.1 million for the year ended December 31, 2014, compared to $126.1 million for the year ended December 31, 2013. The decrease in revenue reflects lower volume, partially offset by higher revenue per day filled and the impact of the MSN acquisition.

Physician Staffing days filled decreased 5.6% to 82,473 in the year ended December 31, 2014, compared to 87,386 in the year ended December 31, 2013. Revenue per day filled for the year ended December 31, 2014 was $1,457, a 4.4% decrease from the year ended December 31, 2013.

Contribution income from Physician Staffing for the year ended December 31, 2014 decreased $2.2 million or 24.8% to $6.5 million compared to $8.7 million in the year ended December 31, 2013. As a percentage of segment revenue, contribution income was 5.4% for the year ended December 31, 2014 and 6.9% for the year ended December 31, 2013. The margin decline was primarily due to higher professional liability expense and lower revenue, partly offset by lower selling, general and administrative expenses.

Other Human Capital Management Services

Revenue from Other Human Capital Management Services for the year ended December 31, 2014 decreased $0.5 million, or 1.3%, to $37.5 million from $38.0 million in the year ended December 31, 2013, reflecting lower seminar attendance in our education seminars business.

Contribution income from Other Human Capital Management Services for the year ended December 31, 2014 decreased by $0.2 million, or 31.1%, to $0.5 million, from $0.7 million in the year ended December 31, 2013. Contribution income as a percentage of segment revenue was 1.4% for the year ended December 31, 2014 and 2.0% for the year ended December 31, 2013. The decrease in contribution income margin was primarily due to lower average seminar attendance and a higher rate of cancellations in our education seminars business, partly offset by improved operating leverage in our retained executive search business.

Unallocated corporate overhead

Unallocated corporate overhead was $27.8 million for the year ended December 31, 2014, compared to $21.8 million for the year ended December 31, 2013. Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, and public company expenses. As a percentage of consolidated revenue, unallocated corporate overhead was 4.5% for the year ended December 31, 2014, and 5.0% for the year ended December 31, 2013.

Transactions with Related Parties

See Note 16 - Related Party Transactions to our consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2015, we had $2.5 million in cash and cash equivalents, and $89.9 million of total debt, including the cumulative non-cash change in the fair value of convertible notes derivative liability of $26.6 million. Working capital increased by $8.5 million to $72.7 million as of December 31, 2015, compared to $64.2 million as of December 31, 2014, primarily due to an increase in accounts receivable as well as the Mediscan acquisition. Days’ sales outstanding (DSO) was 70 days as of December 31, 2015, compared to 55 days at December 31, 2014, driven by the timing of collections. There has not been any significant change in the payment terms we offer our customers and, accordingly, we expect DSO to revert back to a normal range consistent with December 31, 2014.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our First Lien Loan Agreement. Operating cash flows and cash on hand, along with amounts available under our First Lien Loan Agreement, should be sufficient to meet these needs during the next twelve months.
Our foreign cash balance of $1.6 million is available to us, and if we repatriated the total amount, we would incur $0.6 million of withholding tax, which has been accrued for as of December 31, 2015.

Cash Flow Comparisons

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities during the year ended December 31, 2015 was $18.2 million compared to net cash used in operating activities of $4.1 million during the year ended December 31, 2014. Net cash provided by operating activities in 2015 was primarily the result of our improved profitability. The usage in cash in 2014 was primarily due to an increase in accounts receivable coupled with acquisition and integration costs related to MSN and the allied health staffing business acquired in December of 2013.

Investing activities used a net of $24.1 million in the year ended December 31, 2015 compared to $45.5 million in the year ended December 31, 2014. In 2015, we used $29.8 million, ($28.0 million plus working capital estimate) for the Mediscan acquisition. During the year ended December 31, 2015, we sold our education seminars business for net proceeds of $7.5 million. In 2014, we used $44.6 million, net of cash acquired, for the MSN acquisition. This was partially offset by the release of $3.8 million to us of an indemnity escrow related to the sale of our discontinued clinical trials staffing business. We also used $2.4 million and $4.6 million, respectively, for capital expenditures during the years ended December 31, 2015 and 2014.

Net cash provided by financing activities during the year ended December 31, 2015 was $3.4 million, compared to $46.5 million during the year ended December 31, 2014. During the year ended December 31, 2015, excluding non-cash changes, we increased our debt by $4.5 million primarily to fund the acquisition of Mediscan, including acquisition-related expenses. During the year ended December 31, 2014, excluding non-cash changes, we increased our debt by $48.8 million primarily to fund the acquisition of MSN, including acquisition-related expenses, and to fund integration efforts related to our allied healthcare staffing acquisition. See Note 8 - Long-Term Debt and Note 3 - Acquisitions to our consolidated financial statements. In addition, we used $0.5 million and $0.1 million during the years ended December 31, 2015 and 2014, respectively, for distributions to our noncontrolling shareholder, and $0.5 million and $0.2 million to repurchase shares of common stock to cover withholding liabilities related to the vesting of restricted stock in 2015 and 2014, respectively.

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

Investing activities used a net of $45.5 million in the year ended December 31, 2014 compared to cash provided by investing activities of $15.2 million in the year ended December 31, 2013. In 2014, we used $44.6 million, net of cash acquired, for the MSN acquisition. This was partially offset by the release of $3.8 million to us of an indemnity escrow related to the sale of our discontinued clinical trials staffing business. During the year ended December 31, 2013, we sold the clinical trial service business for net proceeds of $45.7 million. In addition, we used $28.7 million during the year ended December 31, 2013 to acquire the Allied Health business of On Assignment. We also used $4.6 million and $1.8 million, respectively for capital expenditures during the years ended December 31, 2014 and 2013.

Net cash provided by financing activities during the year ended December 31, 2014, was $46.5 million, compared to net cash used in financing activities of $26.1 million during the year ended December 31, 2013. During the year ended December 31, 2014, excluding non-cash changes, we increased our debt by $48.8 million primarily to fund the acquisition of MSN, including acquisition-related expenses, and to fund integration efforts related to our allied healthcare staffing acquisition. See Note 8 - Long-Term Debt and Note 3 - Acquisitions to our consolidated financial statements. In addition, we used $1.1 million and $0.5 million during the years ended December 31, 2014 and 2013, respectively, for debt issuance costs related to the financing of the MSN acquisition in 2014 and refinancing in 2013. In addition, we used $0.2 million and $0.3 million to repurchase shares of common stock to cover withholding liabilities related to the vesting of restricted stock in 2014 and 2013, respectively.

Debt

Senior Credit Facility

We entered into a First Lien Loan Agreement on January 9, 2013. The initial proceeds were primarily used to finance the repayment of our existing indebtedness under our prior senior secured credit agreement. The repayment of the term loan portion of the senior secured agreement was treated as extinguishment of debt and, as a result, we recognized a loss on extinguishment in the first quarter of 2013 related to the write-off of unamortized net debt issuance costs of approximately $0.3 million. The repayment of the revolver portion of the senior secured credit agreement was treated partially as extinguishment and partially as a modification. We wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

As of December 31, 2015, the First Lien Loan Agreement, with a termination date of June 30, 2017, provides for: a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $85.0 million, which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit.

We can use the revolving credit facility to provide ongoing working capital and for other general corporate purposes. As of December 31, 2015, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2015, was 0.375%.

The First Lien Loan Agreement contains customary representations, warranties, and affirmative covenants. The First Lien Loan Agreement also contains customary negative covenants, including covenants with respect to, among other things: (i) indebtedness, (ii) liens, (iii) investments, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) dividend, distributions and other restricted payments, (vii) transactions with affiliates, and (viii) restrictive agreements. In addition, if our availability under the revolving credit facility is less than the greater of (i) 12.5% of the Loan Cap, as defined, and (ii) $8.3 million, or availability is less than $4.0 million, we are required to meet a minimum fixed charge coverage ratio of 1.0, as defined in the First Lien Loan Agreement. The First Lien Loan Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy, and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the credit facility documents.

Our obligations under the First Lien Loan Agreement are guaranteed by all of our material domestic subsidiaries that are not co-borrowers (Subsidiary Guarantors). As collateral security for their obligations under the First Lien Loan Agreement and guarantees thereof, we and the Subsidiary Guarantors have granted to Bank of America, N.A. a security interest in substantially all of our tangible and intangible assets.

As of December 31, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $71.6 million based on our accounts receivable balance as of November 30, 2015. We had $23.5 million letters of credit outstanding and $8.0 million drawn under its revolving credit facility, leaving $40.1 million available as of December 31, 2015. The letters of credit relate to our workers’ compensation and professional liability insurance policies.

Second Lien Term Loan

On June 30, 2014, we entered into a second lien loan and security agreement (the Second Lien Term Loan Agreement), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent.

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loans). After deducting a debt discount of $1.1 million, the net proceeds of $28.9 million from the Second Lien Term Loan facility were used to pay a portion of the consideration for the MSN acquisition and related fees and expenses. In connection with the financing, we incurred $0.4 million of debt issuance costs. Amounts borrowed under the Second Lien Term Loan facility that are repaid or prepaid may not be re-borrowed.

On July 22, 2015, we entered into an amendment to the Second Lien Term Loan. Under the terms of the amendment, the interest rate on the Second Lien Term Loan was modified at no cost from LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a 1% floor) plus 6.50% to LIBOR (1% floor) plus a rate based on our total net leverage ratio, as defined in the table that follows. As of December 31, 2015, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (1% floor) plus 4.75%%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

Pricing Level	Total Net Leverage Ratio	Applicable Margin
I	Less than 2.50:1.00	4.75%
II	Greater than or equal to 2.50:1.00 but less than or equal to 3.25:1.00	5.25%
III	Greater than 3.25:1.00 but less than or equal to 4:00:1.00	5.75%
IV	Greater than 4.00:1.00	6.50%
Above terms defined in accordance with the Second Lien Term Loan Agreement.

We may, at our option at any time, prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after such date.

Subject to certain exceptions, the Second Lien Term Loan is required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each of our fiscal years (commencing with the fiscal year ending December 31, 2015), provided that voluntary prepayments of the Second Lien Term Loan made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by us and our subsidiaries, as set forth in the agreement, in excess of a defined threshold and subject to our right to reinvest such proceeds within 12 months; (c) 100%

of the net cash proceeds of issuances of debt offerings of us and our subsidiaries (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of our equity offerings. We do not expect to make a mandatory prepayment for the fiscal year ending December 31, 2015.

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting our maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. The agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii) investments, (iv) fundamental corporate changes, (v) dispositions, (vi) dividends, distributions and other restricted payments, (vii) transactions with affiliates, and (viii) restrictive agreements. The agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy, and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the Second Lien Term Loan Facility documents. As of December 31, 2015, we were in compliance with the financial covenants and other covenants contained in the agreement. The “debt” to “EBITDA” ratio was 1.6:1.00 as of December 31, 2015.

Our obligations under the Second Lien Term Loan Agreement are guaranteed by all of our material domestic subsidiaries (Subsidiary Guarantors). As collateral security for our obligations under the Second Lien Term Loan Agreement and guarantees thereof, we and the Subsidiary Guarantors have granted a second-priority security interest in substantially all our tangible and intangible assets.

Convertible Notes

On June 30, 2014, we and certain of our domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders). Pursuant to the Note Purchase Agreement, we sold to the Noteholders an aggregate of $25.0 million of convertible senior notes (the Convertible Notes). After deducting a debt discount of $0.9 million, the net proceeds of $24.1 million were used for the MSN acquisition and related fees and expenses. In connection with the financing, we incurred $0.3 million of debt issuance costs. As a result of the conversion and redemption features, we recorded $6.8 million as additional discount for the fair value of these features.

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of our common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, we will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, we shall pay cash in respect of each fractional share multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

If the Convertible Notes are redeemed prior to June 30, 2017, pursuant to a Prohibited Transaction, as defined by the agreement, we are required to pay a premium equal to the greater of (i) the sum of (a) the amount of principal of the Convertible Notes redeemed, plus (b) the accrued but unpaid interests on the principal amount so redeemed to the date of the redemption, plus (c) a “make whole” amount (described below) and (ii) the sum of (x) the average 30-day VWAP per share of Common Stock multiplied by the number of shares of Common Stock that the redeemed Convertible Notes are then convertible into, with no maximum, and (y) the accrued but unpaid interest on the Convertible Notes. The “make whole” amount is equal to the excess, if any, of (1) the present value at the date of redemption of (A) 115% of the principal amount of the Convertible Notes redeemed, plus (B) all remaining scheduled interest due on the principal amount of the notes being redeemed through June 30, 2017, computed using a discount rate equal to the Treasury rate as of the date of redemption plus 50 basis points over (2) the outstanding principal amount of the Convertible Notes then redeemed.

We have granted the Noteholders preemptive rights with respect to future equity issuances by us, subject to customary exceptions.

In connection with the placement of the Convertible Notes, on June 30, 2014, we entered into a registration rights agreement (the Registration Rights Agreement) with the Noteholders, which sets forth the rights of the Noteholders to have the shares of Common Stock issuable upon conversion of the Convertible Notes registered with the Securities and Exchange Commission (SEC) for public resale under the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement, we were required to file a registration statement with the SEC (the Initial Registration Statement) registering the shares of Common Stock issuable upon conversion of the Convertible Notes. The Initial Registration Statement was filed with the SEC and became effective in the fourth quarter of 2014. In addition, the agreement gives the Noteholders the ability to exercise certain piggyback registration rights in connection with our registered offerings.

Stockholders' Equity

See Note 14 - Stockholders' Equity to our consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2015:

Commitments	Total	2016	2017	2018	2019	2020	Thereafter
	(Unaudited, amounts in thousands)
Senior Secured Asset-Based Loan (a)	$8,000	$8,000	$—	$—	$—	$—	$—
Second Lien Term Loan	30,000	—	—	—	30,000	—	—
Convertible Notes (b)	25,000	—	—	—	—	25,000	—
Interest on debt (c)	16,782	4,249	3,845	4,102	3,064	1,522	—
Contingent purchase price liability (d)	3,687	1,005	820	203	199	1,460	—
Deferred purchase price liability (e)	2,184	2,184	—	—	—	—	—
Capital lease obligations	94	71	13	8	2	—	—
Operating lease obligations (f)	41,377	6,662	6,114	5,204	4,143	3,781	15,473
	$127,124	$22,171	$10,792	$9,517	$37,408	$31,763	$15,473
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

(b)
The Convertible Notes are convertible into shares of our common stock at the option of the holders thereof at any time. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period, which could be as early as 2017. See Note 8 - Debt to our consolidated financial statements.

(c)
Interest on debt represents payments due through maturity for our Second Lien Term Loan and Convertible Notes. Interest payments on our Second Lien Term Loan were calculated using a estimated forward LIBOR rate plus the current margin rate of 4.75%. Interest on our Convertible Notes were calculated using the fixed interest rate of 8.0% and assuming no conversion. Interest payments on our Senior Secured Asset-Based Loan were calculated using the current rate of interest and projected repayments.

(d)
The contingent purchase price liability represents the fair value of the potential earnout liability due the seller related to the Mediscan acquisition. While it is not certain if, or when, these contingent payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

(e)	The deferred purchase price liability represents the expected amount due the seller on March 31, 2016, related to the MSN acquisition.

(f)
Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year. See Note 12 - Commitments and Contingencies to our consolidated financial statements.

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC, of $4.1 million at December 31, 2015. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts, taxes and other contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2015, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Fourth Quarters 2015, 2014 and 2013, Annual Goodwill Impairment Testing Results

During the fourth quarters of 2015, 2014, and 2013, the Company determined that no goodwill impairment charges were warranted.

As of December 31, 2015, the fair value of our Physician Staffing reporting unit exceeded its carrying value by less than 20%.  The rest of our reporting units had fair values that were substantially in excess of their carrying values.  Our Physician Staffing reporting unit had $43.4 million of goodwill as of December 31, 2015.

There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

In addition, we are required to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

Fourth Quarter 2015 and 2014 Other Indefinite-lived Intangibles

In the fourth quarter of 2015 and 2014, in conjunction with our annual testing of indefinite-lived intangible assets not subject to amortization, we recorded a non-cash impairment charge of approximately $2.1 million and $10.0 million, respectively, related to Physician Staffing trade names. We reduced our long-term revenue forecast in the fourth quarter of each year for these businesses and as a result, our calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge. See Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets to our consolidated financial statements.

Fourth Quarter 2013 Other Indefinite-lived intangibles

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

As of December 31, 2015, other indefinite-lived intangible assets not subject to amortization on our consolidated balance sheets totaled $36.1 million.

Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. See Note 10 - Fair Value Measurements. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2015, we had total goodwill and intangible assets not subject to amortization of $131.2 million or 35.8% of our total assets.

Health, workers' compensation and professional liability expense

We maintain accruals for our health, workers’ compensation and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2015 and 2014, we had $3.0 million and $2.2 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2015, and 2014, we had $11.5 million and $12.2 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary. As of December 31, 2015, and 2014, we had $6.4 million and $9.0 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary annually.

Revenue recognition

Revenue from services consists primarily of temporary staffing revenue. Revenue is recognized when services are rendered and all of the following criteria are met: persuasive evidence of the arrangement exists; service has been provided; and the Company has no remaining obligations; the fee is fixed and determinable; and collectability is reasonably assured. Accounts receivable includes an accrual for employees’ and independent contractors’ estimated time worked but not yet invoiced. We maintain a sales allowance for estimated future billing adjustments resulting from client concessions or resolutions of billing disputes.

We record revenue on a gross basis as a principal or on a net basis as an agent depending on the arrangement, as follows:

•
We have also entered into certain contracts with acute care facilities to provide comprehensive MSP solutions. Under these contract arrangements, we use our nurses primarily, along with those of third party subcontractors, to fulfill customer orders. If a subcontractor is used, we invoice our customer for these services, but revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by us for our MSP services.

•	Revenue from our Physician Staffing business is recognized on a gross basis as we believe we are the principal in the arrangements.

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we record a sales allowance for disputes which may arise in the ordinary course which is recorded as contra-revenue. Historically, losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2015, our total allowances were $4.0 million.

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

Income taxes

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2015, we have deferred tax assets related to certain federal, state and foreign net operating loss carryforwards of $22.7 million. The state carryforwards will expire between 2015 and 2033. The federal carryforwards expire between 2030 and 2033. The majority of the foreign carryforwards are in a jurisdiction with no expiration.

As of December 31, 2015 and 2014, we had valuation allowances on our deferred tax assets of $55.3 million and $63.6 million, respectively. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 13 - Income Taxes to our consolidated financial statements.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of other current liabilities, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2015, total unrecognized tax benefits recorded was $4.1 million. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

Embedded derivative

See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Seasonality

The number of healthcare professionals on assignment with us is subject to moderate seasonal fluctuations which may impact our quarterly revenue and earnings. Hospital patient census and staffing needs of our hospital and healthcare facilities fluctuate, which impact our number of orders for a particular period. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. Likewise, the number of nurse and allied professionals on assignment may fluctuate due to the seasonal preferences for destinations of our temporary nurse and allied professionals. In addition, we expect our Physician Staffing business to experience higher demand in the summer months as physicians take vacations. We also expect our education and school business to experience lower demand in the summer months when public and charter schools are closed. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. In addition, typically, our first quarter results are negatively impacted by the reset of payroll taxes.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we seek to ensure that billing rates reflect increases in costs due to inflation. In addition, we attempt to minimize any residual impact on our operating results by controlling operating costs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 8 - Debt for further information. During the year ended December 31, 2015 or 2014, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our current credit agreement charges us interest at a rate of, at our option, either: (i) LIBOR plus a leverage-based margin or (ii) Base Rate plus a leverage-based margin. Refer to Liquidity and Capital Resources – Credit Agreement included in Item 7. See Management’s Discussion and Analysis above for further discussion about our asset-based Loan Agreement.

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on floating rates. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately by $0.4 million and $0.3 million in the years ended December 31, 2015 and 2014, respectively.

Derivative Liability Risk

As of December 31, 2015, in conjunction with the MSN acquisition, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

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

Fluctuations in exchange rates also impact the U.S. dollar amount of stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period. The resulting translation adjustments are recorded in stockholders’ equity, as a component of accumulated other comprehensive loss, included in other stockholders’ equity on our consolidated balance sheets.

Item 8.	Financial Statements and Supplementary Data.

See Item 15 – Exhibits, Financial Statement Schedules of Part IV of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 15, 2015, the Company engaged Deloitte & Touche LLP as its new independent registered public accounting firm for the year ending December 31, 2015. The engagement was previously approved by the Audit Committee of the Board of Directors of the Company. The Company requested stockholder ratification of its appointment of Deloitte at its Annual Meeting of Stockholders held on May 12, 2015.
During the fiscal years ended December 31, 2014 and December 31, 2013, and the subsequent interim periods through April 15, 2015, neither the Company nor anyone on its behalf has consulted with Deloitte regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of
Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired all of the membership interests of Mediscan in October 2015. Due to the timing of the acquisition and as allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the acquired business, which is relevant to our 2015 consolidated financial statements as of and for the year ended December 31, 2015.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework). As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of Mediscan, because it was acquired by us in October 2015. The assets of the acquisition constituted $39.1 million and $34.2 million of total and net assets, respectively, as of December 31, 2015, and $6.7 million and $0.3 million of revenue from services and net income attributable to common shareholders, respectively.

Based on its evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on the specific criteria.

The effectiveness of our internal control over financial reporting, as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2015, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	395,625	$6.28	1,023,133
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	395,625	$6.28	1,023,133

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013

(3)	Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ William J. Grubbs
Name: William J. Grubbs
Title: President and Chief Executive Officer
Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ William J. Grubbs	President, Chief Executive Officer,	March 11, 2016
William J. Grubbs	Director (Principal Executive Officer)

/s/ William J. Burns	Chief Financial Officer	March 11, 2016
William J. Burns	(Principal Accounting and Financial Officer)

/s/ W. Larry Cash	Director	March 11, 2016
W. Larry Cash

/s/ Thomas C. Dircks	Director	March 11, 2016
Thomas C. Dircks

/s/ Gale Fitzgerald	Director	March 11, 2016
Gale Fitzgerald

/s/ Richard M. Mastaler	Director	March 11, 2016
Richard M. Mastaler

/s/ Mark Perlberg	Director	March 11, 2016
Mark Perlberg

/s/ Joseph A. Trunfio	Director	March 11, 2016
Joseph A. Trunfio

EXHIBIT INDEX

No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)

*3.2	Amended and Restated By-laws of the Registrant
4.1	Form of specimen common stock certificate (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)
4.2 #	2014 Omnibus Incentive Plan - Restricted Stock Agreement Form (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2014 and incorporated by reference herein.)
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

10.7 #
Form of Non-Employee Directors’ Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (Previously filed as an exhibit to the Company’s 8-K dated May 15, 2007 and incorporated by reference herein.)

10.8 #
Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (Previously filed as an exhibit to the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.)

10.9	Lease Agreement, dated July 1, 2010, between Goldberg Brothers Real Estate LLC and MCVT, Inc. (Previously filed as an incorporated by reference herein.)
10.10
Lease Agreement, dated July 18, 2013, between Peachtree II and III, LLC and MDA Holdings, Inc. (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.)

10.11 #	Amended and Restated Executive Severance Plan of Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.)
10.12
Loan and Security Agreement, dated January 9, 2013, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries, as Borrowers, the Lenders referenced therein, and Bank of America, N.A., as Agent (Previously filed as an exhibit to the Company’s Form 8-K dated January 11, 2013 and incorporated by reference herein.)

10.13
Consent, Waiver and Third Amendment, dated as of June 30, 2014, to Loan and Security Agreement dated January 9, 2013, by and among Cross Country Healthcare, Inc. and certain of its subsidiaries, as Borrowers, the Lenders referenced therein, and Bank of America, N.A., as Agent (Previously filed as an exhibit to the Company’s Form 8-K dated July 2, 2014 and incorporated by reference herein.)

10.14
Stock Purchase Agreement, dated February 2, 2013, by and among ICON Clinical Research, Inc. and ICON Clinical Research UK Limited, as Buyers, and Cross Country Healthcare, Inc., Local Staff, LLC and Cross Country Healthcare UK Holdco Ltd., as Sellers (Previously filed as an exhibit to the Company’s Form 8-K dated February 5, 2013 and incorporated by reference herein.)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.15
Asset Purchase Agreement, dated December 2, 2013, between Local Staff, LLC, as Buyer, Cross Country Healthcare, Inc., as Parent and On Assignment Staffing Services, Inc., Assignment Ready, Inc., and On Assignment, Inc., collectively as Seller (Previously filed as an exhibit to the Company’s Form 8-K dated December 3, 2013 and incorporated by reference herein.)

10.16 #
Employment Agreement, dated March 3, 2014, between William Burns and Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.)

10.17
Asset Purchase Agreement, dated June 2, 2014, by and among Cross Country Healthcare, Inc., as Purchaser, and MSN Holdco, LLC, MSN Holding Company Inc., Medical Staffing Network Healthcare, LLC and Optimal Workforce Solutions, LLC, as Seller (Previously filed as an exhibit to the Company’s Form 8-K dated June 3, 2014 and incorporated by reference herein.)

10.18
Second Lien Loan and Security Agreement, dated June 30, 2014, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent (Previously filed as an exhibit to the Company’s Form 8-K dated July 2, 2014 and incorporated by reference herein.)

10.19
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

10.20
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

10.21 #
Transition Agreement, dated March 3, 2014, between Emil Hensel and the Registrant (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.)

10.22
Lease Agreement, dated November 22, 1999, by and between Fairfax Boca 92, L.P. and Medical Staffing Network, Inc. (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.23
First Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated July 31, 2001 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.24
Second Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated March 20, 2002 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.25
Third Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated May 14, 2002 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.26
Fourth Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated December 13, 2002 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.27
Fifth Amendment to Lease Agreement by and between Fairfax Boca 92 L.P. and Medical Staffing Network, Inc., dated February 11, 2003 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.28
Sixth Amendment to Lease Agreement by and between Teachers Insurance and Annuity Association of America and Medical Staffing Network, LLC, dated January 3, 2011 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.29
Seventh Amendment to Lease Agreement by and between Teachers Insurance and Annuity Association of America and Medical Staffing Network, LLC, dated March 1, 2011 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.30
Eighth Amendment to Lease Agreement by and between Teachers Insurance and Annuity Association of America, and Medical Staffing Network, LLC, dated November 22, 2011 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.)

10.31
Second Amendment to Second Lien Loan and Security Agreement, dated July 22, 2015, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, the lenders party thereto, and BSP Agency, LLC, as agent (Previously filed as an exhibit to the Company’s Form 8-K dated July 23, 2015 and incorporated by reference herein.)

 EXHIBIT INDEX (CONTINUED)

No.	Description
10.32
Agreement and Plan of Merger, dated as of July 27, 2015, by and among Cross Country Education, LLC, Cross Country Healthcare, Inc., CC Education, LLC and PES, Inc. (Previously filed as an exhibit to the Company's Form 8-K dated July 30, 2015 and incorporated by reference herein)

10.33
Fourth Amendment to Lease Agreement by and between Granite Meridian LLC and Cross Country Healthcare, Inc., dated September 29, 2015 (Previously filed as an exhibit to the Company’s Form 8-K dated October 2, 2015 and incorporated by reference herein.)

10.34
Ninth Amendment to Lease Agreement by and between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 29, 2015 (Previously filed as an exhibit to the Company’s Form 8-K dated October 2, 2015 and incorporated by reference herein.)

10.35
Lease Agreement by and between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 29, 2015 (Previously filed as an exhibit to the Company’s Form 8-K dated October 2, 2015 and incorporated by reference herein.)

10.36
Stock Purchase Agreement, dated October 19, 2015, by and among Cross Country Healthcare, Inc. and Dennis Ducham, Emily Serebryany, Emily Serebryany Trust dated 4/16/14, Val Serebryany, and Val Serebryany Family Trust dated 2/18/14 (Previously filed as an exhibit to the Company's Form 8-K dated October 20, 2015 and incorporated by reference herein)

10.37
Asset Purchase Agreement between Mediscan, Inc. and Direct Ed Solutions, Inc. and Mihal Spiegel, dated August 19, 2014 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.38
Employment Agreement between Cross Country Healthcare, Inc. and Dennis Ducham, dated October 30, 2015 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.39
Employment Agreement between Cross Country Healthcare, Inc. and Val Serebryany, dated October 30, 2015 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.40
Restricted Stock Agreement between Cross Country Healthcare, Inc. and New Mediscan Diagnostic Services, Inc., dated October 30, 2015 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.41
Lease Agreement between Golden Egg, LLC and Mediscan Staffing Services, dba Mediscan Diagnostics, Mediscan Therapy Inc., Direct Ed Solutions, and Direct Ed Specialized Services, dated August 4, 2015 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.42
First Amendment to Lease Agreement between Golden Egg, LLC and Mediscan Diagnostic Services, Mediscan Nursing Staffing, Direct Ed Solutions, and Direct Ed Specialized Services, dated October 30, 2015 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

*10.43	Third Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated December 2, 2015
*10.44 #	Employment Agreement, dated as of March 9, 2016, between William J. Grubbs and the Registrant
*14.1	Code of Ethics, revised February 2, 2016
16.1	Letter re Change in Certifying Accountant (Previously filed as exhibit to the Company's Form 8-K dated March 13, 2015 and incorporated by reference herein.)
18.1	Letter re Change in Accounting Principles (Previously filed as exhibit to the Company's Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein.)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
*23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Grubbs, President and Chief Executive Officer
*31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Grubbs, Chief Executive Officer
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, Chief Financial Officer

 EXHIBIT INDEX (CONTINUED)

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
________________
*           Filed herewith
**         Furnished herewith

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cross Country Healthcare, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at its Mediscan subsidiary, which was acquired on October 30, 2015 and whose financial statements constitute 11% of total assets, 24% of net assets, 1% of revenue and less than 1% of net income attributable to common shareholders. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cross Country Healthcare, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cross Country Healthcare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cross Country Healthcare, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Country Healthcare, Inc. and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 6, 2015

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,453	$4,995
Accounts receivable, net of allowances of $4,045 in 2015 and $1,425 in 2014	146,873	113,129
Income taxes receivable	—	307
Prepaid expenses	4,521	6,073
Insurance recovery receivable	2,866	5,624
Other current assets	2,032	1,055
Total current assets	158,745	131,183
Property and equipment	10,470	12,133
Trade Names, net	39,252	38,201
Goodwill	95,096	90,647
Other identifiable intangible assets, net of accumulated amortization of $38,370 in 2015 and $34,209 in 2014	43,662	33,823
Debt issuance costs, net	878	1,257
Other non-current assets	17,994	17,889
Total assets	$366,097	$325,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$41,098	$27,314
Accrued compensation and benefits	29,402	28,731
Current portion of long-term debt and capital lease obligations	8,071	3,607
Sales tax payable	2,411	2,573
Deferred purchase price	2,184	—
Deferred tax liabilities	—	1,981
Other current liabilities	2,880	2,790
Total current liabilities	86,046	66,996
Long-term debt and capital lease obligations, less current portion	81,803	70,467
Non-current deferred tax liabilities	18,475	18,038
Long-term accrued claims	30,070	32,068
Long-term deferred purchase price	3,533	2,333
Other long-term liabilities	4,826	4,899
Total liabilities	224,753	194,801

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 31,951,960 and 31,292,596 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	254,108	247,467
Accumulated other comprehensive loss	(1,207)	(1,118)
Accumulated deficit	(112,056)	(116,474)
Total Cross Country Healthcare stockholders' equity	140,848	129,878
Noncontrolling interest	496	454
Total stockholders' equity	141,344	130,332
Total liabilities and stockholders' equity	$366,097	$325,133

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Revenue from services	$767,421	$617,825	$438,311
Operating expenses:
Direct operating expenses	570,056	460,021	324,851
Selling, general and administrative expenses	161,275	141,018	106,117
Bad debt expense	999	1,016	1,078
Depreciation	3,856	3,866	3,886
Amortization	4,210	3,575	2,294
Loss on sale of business	2,184	—	—
Acquisition and integration costs	902	7,957	473
Restructuring costs	1,274	840	484
Legal settlement charge	—	—	750
Impairment charges	2,100	10,000	6,400
Total operating expenses	746,856	628,293	446,333

Income (loss) from operations	20,565	(10,468)	(8,022)

Other expenses (income):
Interest expense	6,810	4,160	849
Loss on derivative liability	9,901	16,671	—
Loss on early extinguishment and modification of debt	—	—	1,419
Other (income) expense, net	(306)	19	(251)
Income (loss) from continuing operations before income taxes	4,160	(31,318)	(10,039)
Income tax (benefit) expense	(794)	216	44,211
Income (loss) from continuing operations	4,954	(31,534)	(54,250)
Income from discontinued operations, net of income taxes	—	—	2,281
Consolidated net income (loss)	4,954	(31,534)	(51,969)
Less: Net income attributable to noncontrolling interest in subsidiary	536	249	—
Net income (loss) attributable to common shareholders	$4,418	$(31,783)	$(51,969)

Basic and diluted income (loss) per share attributable to common shareholders
Continuing operations	$0.14	$(1.02)	$(1.75)
Discontinued operations	—	—	0.07
Net income (loss)	$0.14	$(1.02)	$(1.68)

Weighted average common shares outstanding:
Basic	31,514	31,190	31,009
Diluted	32,162	31,190	31,009

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013

Consolidated net income (loss)	$4,954	$(31,534)	$(51,969)

Other comprehensive income, before income tax:
Unrealized foreign currency translation (loss) gain	(89)	14	(386)
Reclassification of currency translation adjustments (see Note 2 - Comprehensive Income)	—	—	2,336
Other comprehensive (loss) income, before income taxes	(89)	14	1,950
Income tax expense (benefit) related to items of other comprehensive income	—	162	(162)
Other comprehensive (loss) income, net of tax	(89)	(148)	2,112

Comprehensive income (loss)	4,865	(31,682)	(49,857)
Less: Net income attributable to noncontrolling interest in subsidiary	536	249	—
Comprehensive income (loss) attributable to common shareholders	$4,329	$(31,931)	$(49,857)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Total Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2012	30,902	$3	$244,924	$(3,082)	$(32,722)	$—	$209,123
Exercise of stock options	2	—	—	—	—	—	—
Vesting of restricted stock	181	—	(300)	—	—	—	(300)
Tax deficit of share-based compensation	—	—	(399)	—	—	—	(399)
Equity compensation	—	—	2,100	—	—	—	2,100
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(224)	—	—	(224)
Reclassification of currency translation adjustments	—	—	—	2,336	—	—	2,336
Net loss	—	—	—	—	(51,969)	—	(51,969)
Balances at December 31, 2013	31,085	3	246,325	(970)	(84,691)	—	160,667
Exercise of stock options	66	—	—	—	—	—	—
Vesting of restricted stock	141	—	(245)	—	—	—	(245)
Equity compensation	—	—	1,387	—	—	—	1,387
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(148)	—	—	(148)
Acquisition of InteliStaf of Oklahoma, LLC	—	—	—	—	—	324	324
Distribution to noncontrolling shareholder	—	—	—	—	—	(119)	(119)
Net loss (income)	—	—	—	—	(31,783)	249	(31,534)
Balances at December 31, 2014	31,292	3	247,467	(1,118)	(116,474)	454	130,332
Exercise of stock options	119	—	—	—	—	—	—
Vesting of restricted stock	191	—	(543)	—	—	—	(543)
Equity compensation	—	—	2,460	—	—	—	2,460
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(89)	—	—	(89)
Acquisition of Mediscan	350	—	4,724	—	—	—	4,724
Distribution to noncontrolling shareholder	—	—	—	—	—	(494)	(494)
Net income	—	—	—	—	4,418	536	4,954
Balances at December 31, 2015	31,952	$3	$254,108	$(1,207)	$(112,056)	$496	$141,344

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Consolidated net income (loss)	$4,954	$(31,534)	$(51,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,066	7,441	6,180
Amortization of debt discount and debt issuance costs	1,886	1,064	233
Provision for allowances	1,779	1,016	1,083
Deferred income tax (benefit) expense	(1,544)	(857)	45,900
Loss on derivative liability	9,901	16,671	—
Impairment charges	2,100	10,000	6,400
Loss on early extinguishment and modification of debt	—	—	1,419
Equity compensation	2,460	1,387	2,100
Loss (gain) on sale of business	2,184	—	(3,969)
Other noncash costs	20	114	12
Changes in operating assets and liabilities:
Accounts receivable	(28,708)	(16,119)	2,036
Prepaid expenses and other assets	2,663	1,371	(1,848)
Income taxes	375	58	(138)
Accounts payable and accrued expenses	11,213	5,654	(320)
Other liabilities	886	(338)	1,540
Net cash provided by (used in) operating activities	18,235	(4,072)	8,659

Cash flows from investing activities
Proceeds from sale of businesses	7,500	3,750	45,655
Acquisitions, net of cash acquired	(28,870)	(44,631)	(28,700)
Transaction costs related to sale of business	(338)	—	—
Purchases of property and equipment	(2,362)	(4,571)	(1,750)
Net cash (used in) provided by investing activities	(24,070)	(45,452)	15,205

Cash flows from financing activities
Proceeds from borrowing on Second Lien Term Loan	—	28,875	—
Proceeds from borrowing on Convertible Note	—	24,063	—
Borrowings under Senior Secured Asset-Based revolving credit facility	64,100	61,205	63,444
Repayments on Senior Secured Asset-Based revolving credit facility	(59,600)	(66,105)	(55,044)
Principal payments on term loan	—	—	(23,125)
Repayments on revolving credit facility	—	—	(10,000)
Repayments of capital lease obligations	(108)	(122)	(530)
Repurchase of stock for tax withholdings	(543)	(245)	(300)
Cash payment to noncontrolling shareholder	(494)	(119)	—
Debt issuance costs	—	(1,093)	(506)
Net cash provided by (used in) financing activities	3,355	46,459	(26,061)

Effect of exchange rate changes on cash	(62)	5	(211)

Change in cash and cash equivalents	(2,542)	(3,060)	(2,408)
Cash and cash equivalents at beginning of year	4,995	8,055	10,463
Cash and cash equivalents at end of year	$2,453	$4,995	$8,055

Supplemental disclosure of cash flow information:
Interest paid	$5,052	$2,512	$622
Income taxes paid	$1,035	$1,374	$1,164
Income tax refunds	$(51)	$(61)	$(323)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. Organization and Basis of Presentation

Cross Country Healthcare, Inc. (the “Company”) was incorporated in Delaware on July 29, 1999 as a business providing travel nurse and allied health staffing services. As of December 31, 2015, the Company is a leading national provider of nurse and allied staffing services, multi-specialty locum tenens (temporary physician staffing) services, as well as a provider of other human capital management services focused on healthcare.

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. The consolidated financial statements include all assets, liabilities, revenue, and expenses of InteliStaf of Oklahoma, LLC, which is controlled by the Company but not wholly owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 13 - Income Taxes and Note 17 - Segment Data.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. generally accepted accounting principles (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, share-based compensation, accruals for health, workers’ compensation and professional liability claims, valuation of deferred tax assets and the purchase price allocation, derivative liability, legal contingencies, future contingent considerations, income taxes and sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

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

Accounts Receivable, Allowance for Doubtful Accounts, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers, and accounts receivable represent amounts due from them. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. The majority of the Company's business activity is with hospitals located throughout the United States. No single customer accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2015 and 2014, or revenue for the years ended December 31, 2015, 2014 and 2013.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Business Combinations

The Company applies accounting in accordance with ASC Topic 805 - Business Combinations when it acquires control over a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded as acquisition and integration costs; noncontrolling interests, if any, are reflected at fair value at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the consolidated statements of operations of the combined entity beginning on the date of acquisition. See Note 3 - Acquisitions.

Goodwill, Trade Names, and Other Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which range from 5 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances occur indicating potential impairment, with any related losses recognized in earnings and included in the caption impairment charges on the consolidated statements of operations.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The performance of the quantitative impairment test involves a two-step process. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The
Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company has had four reporting units that it reviewed for impairment: 1) Nurse and Allied Staffing, 2) Physician Staffing, and 3) Retained Search. The fourth reporting unit, Education Seminars, was divested August 31, 2015. See Note 4 - Disposal and Discontinued Operations.

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

Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. In accordance with this Topic, long-lived assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow that is expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets.

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

Deferred costs related to the issuance of Convertible Notes and Term Loans are capitalized and amortized using the effective interest method. Deferred costs related to the issuance of the Company’s Senior Secured Asset-Based Loan, as defined in Note 8 – Debt, have been capitalized and amortized using the straight line method, over the term of the related credit agreement.

 Derivative Financial Instruments

The Company evaluates embedded conversion features within convertible debt under FASB ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded within other expenses (income) on our consolidated statements of operations. The Company uses a trinomial lattice model to estimate the fair value of embedded conversion and redemption features in its convertible debt at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are reported in the consolidated statements of operations. The fair value at inception has been recorded as debt discount and is being amortized to interest expense over the term of the note using the effective interest method or another method that approximates the effective interest method.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Insurance Claims

The Company provides workers’ compensation insurance coverage, professional liability coverage, and healthcare benefits for eligible employees. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using the Company’s loss history as well as industry statistics. The healthcare insurance accrual is for estimated claims that have occurred but have not been reported and is based on the Company’s historical claim submission patterns. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported as well as unfavorable claims development.

The Other Expenses/Insurance Costs Topic of FASB ASC 720 previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. ASC 720 concluded that, under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2015 and 2014 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 – Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At both December 31, 2015 and 2014, the Company had outstanding approximately $21.5 million standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. Until January 1, 2016, the Company had an occurrence-based professional liability policy for its independent contractor physicians and advanced practitioners which was insured by a wholly-owned subsidiary, Jamestown Indemnity, Ltd., a wholly-owned Cayman Island captive company (the "Captive"), until its voluntary liquidation in the third quarter of 2015. Beginning in March 2015, the Company's Physician subsidiary self-insured $0.5 million for each of its professional liability claims. Under the terms of the Captive’s reinsurance policy there was a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. As a result of the Captive's liquidation, the letter of credit was reduced. As of December 31, 2015 and 2014, the value of the letters of credit was $2.0 million and $5.0 million, respectively. Effective January 1, 2016, the Company has a claims-made professional liability policy for its physicians and advanced practitioners.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Temporary Staffing Revenue

Revenue from services consists primarily of temporary staffing revenue. Revenues from temporary staffing, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s healthcare professionals. Accordingly, accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2015 and 2014, such estimated accrued revenue is approximately $18.4 million and $21.9 million, respectively.

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

Gross Versus Net Policies

The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the arrangement, as follows:

Managed Service Programs Arrangements

The Company has entered into certain contracts with acute care facilities to provide comprehensive managed service programs (MSP) services. Under these contract arrangements, the Company uses its healthcare professionals along with those of third-party subcontractors to fulfill customer orders. If its healthcare professional is used, revenue is recorded on a gross basis. If a subcontractor is used, the customer is invoiced for their services and, a subcontractor liability is recorded in accrued expenses, but only the resulting administrative fee is recognized as revenue. The subcontractor is paid after the Company has received payment from the acute care facility. The Company determined that it acts as an agent in these arrangements.

Physician Staffing

In the Company’s Physician Staffing business, revenue is recorded on a gross basis as a principal versus on a net basis as an agent in the consolidated statements of operations.

Education Seminars

During the third quarter of 2015, the Company completed the sale of its education seminars business, Cross Country Education, LLC (CCE). See Note 4 - Disposal and Discontinued Operations. Prior to the sale of CCE, revenue from the Company’s Education Seminars services was recognized as the independent contractor-led seminars were performed. In the Company’s Education Seminars business, revenue was recorded in the consolidated statements of operations on a gross basis as a principal versus on a net basis as an agent.

Deferred Revenue

Amounts collected in advance of the services being substantially complete are recorded as deferred revenue in other current liabilities on the consolidated balance sheets. At December 31, 2015 and 2014, the Company had $1.1 million and $1.2 million, respectively, recorded as deferred revenue included in other current liabilities on the accompanying consolidated balance sheets.

Share-Based Compensation

The Company has, from time to time, granted stock options, stock appreciation rights, performance-based stock awards, and restricted stock for a fixed number of common shares to employees. In accordance with the Compensation-Stock-Compensation Topic of the FASB ASC, companies may choose from alternative valuation models. The Company uses the Black-Scholes method of valuing its options and stock appreciation rights. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company granted performance-based stock awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan as described in Note 14 - Stockholders' Equity. Pursuant to the plan, the number of target shares that will vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock will be issued with a vesting date in the future, subject to the employee's continuing employment. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

The Company uses historical data of options with similar characteristics to estimate pre-vesting option forfeitures, as it believes that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and totaled
$2.5 million, $1.4 million and $2.1 million, during the years ended December 31, 2015, 2014 and 2013, respectively. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of share-based payments during the years ended December 31, 2015, 2014 and 2013 had no impact on the income tax provision. See Note 14 – Stockholders’ Equity.

Advertising

The Company’s advertising expense consists primarily of online advertising, print media, promotional material and, prior to the sale of CCE, direct mail marketing. Advertising costs are expensed as incurred and were approximately $4.9 million, $4.1 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Prior to the sale of CCE, direct mail marketing costs associated with the Company’s education seminars services were capitalized when the Company determined that there was a reasonable expectation that the cost of the incurred advertising would be recovered from the gross profit generated by the advertised event and expensed when the related event took place. At December 31, 2014, approximately $1.0 million of these costs are included in prepaid expenses on the consolidated balance sheet. There are no such costs included in prepaid expenses on the December 31, 2015 consolidated balance sheet.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions.
During the year ended December 31, 2015, the Company incurred restructuring charges related to its cost optimization project. Restructuring costs totaled $1.3 million, including $0.6 million for exit costs related to lease consolidations, $0.6 million under the terms of the Company's ongoing benefit arrangement, and $0.1 million related to vendor contract terminations. During the year ended December 31, 2015, the Company paid $0.3 million for exit liabilities, $0.5 million in post-employment benefits, and $0.1 million for contract terminations. As of December 31, 2015, the balance in the accrued restructuring liability was $0.4 million, including $0.1 million of post-employment benefits and $0.3 million for exit liabilities. During the years ended December 31, 2014 and 2013, restructuring costs included in the consolidated statements of operations are primarily related to senior management employee severance pay. There were no restructuring liabilities included on the consolidated balance sheet as of December 31, 2014.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of the Leases Topic of the FASB ASC, any lease incentives or rent escalations are also recognized on a straight-line basis over the term of the lease. See Note 12 - Commitments and Contingencies.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets. See Note 13 - Income Taxes.

Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, and reclassification of foreign currency adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was approximately $1.2 million and $1.1 million at December 31, 2015 and 2014, respectively.

The Company released into earnings $2.3 million of its cumulative currency translation losses related to the sale of clinical trial services business in the first quarter of 2013, which was included in the income from discontinued operations, net of income taxes on the consolidated statements of operations.

There was no income tax impact related to foreign currency translation adjustments for the period ended December 31, 2015. During the periods ended December 31, 2014 and 2013, $0.2 million of income tax expense and $0.2 million of income tax benefit, respectively, related to foreign currency translation adjustments were included on the Company's consolidated statements of comprehensive income (loss).

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. As of December 31, 2015 and 2014, the Company’s financial assets and liabilities required to be measured on a recurring basis were its contingent consideration receivable, its deferred compensation liability, its convertible notes derivative liability, and its deferred purchase price. See Note 10 – Fair Value Measurements.

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

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax liability to the net non-current deferred tax liability in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for the Company immediately. The Company adopted this guidance, with no impact on its financial position and results of operations.

In January 2014, the Company adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. In the third quarter of 2015, the Company disposed of a business that did not meet the criteria for presentation as discontinued operations. See Note 4 - Disposal and Discontinued Operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. The Company is currently evaluating the effect ASU 2016-02 will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the ASU, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. This new guidance may impact the Company for potential measurement adjustments related to its 2015 acquisition. See Note 3 - Acquisitions.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU was originally effective for public entities for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date by one year and allows early adoption for all entities, however not before the original effective date of annual reports beginning after December 15, 2016. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

3. Acquisitions

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively "Mediscan") for a purchase price of $29.9 million in cash ($28.0 million plus working capital estimate) and $4.7 million in shares (or 349,871 shares) of the Company's Common Stock, subject to a net working capital adjustment. In the first quarter of 2016, the net working capital adjustment was settled consistent with the receivable balance as of December 31, 2015.

The sellers are also eligible to receive an earnout based on Mediscan's 2016 and 2017 performance that could provide up to an additional $7.0 million of cash. The shares of Common Stock issued in connection with the acquisition are subject to a lockup period.

The Company financed the purchase price through a combination of cash-on-hand and borrowings under the Company's senior credit facility. The transaction will be treated as a purchase of assets for income tax purposes.

Mediscan provides temporary healthcare staffing and workforce solutions to both the healthcare and education markets - both public and charter schools. While largely concentrated in California, Mediscan provides services across 11 states to more than 300 clients through more than 70 specialties. The Mediscan acquisition provides the Company a new customer base in the healthcare staffing market for public schools and the workforce solutions arena for charter schools.

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method of accounting. The results of the acquisition's operations are included in the consolidated statements of operations from October 30, 2015. The acquisition results have been aggregated with the Company's Nurse and Allied Staffing business segment. As such, the associated goodwill related to the acquisition of Mediscan is fully allocated to Nurse and Allied Staffing.

The amounts of revenue and net income of Mediscan included in the Company's consolidated income statement from the acquisition date to the period ended December 31, 2015 are $6.7 million and $0.3 million, respectively.

The following is the estimated fair value of the purchase price for Mediscan on October 30, 2015:

(amounts in thousands)
Cash purchase price paid at closing	$28,000
Fair value of shares	4,723
Fair value of contingent consideration	3,686
Net working capital adjustment, including receivable	503
Total consideration	$36,912

The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes. The following table is an estimate of the fair value of the assets acquired and liabilities assumed on October 30, 2015.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(amounts in thousands)
Cash acquired	$79
Accounts receivable	6,851
Other current assets	140
Property and equipment	20
Goodwill	14,338
Other intangible assets	17,200
Total assets acquired	38,628
Accounts payable and accrued expenses	306
Accrued employee compensation and benefits	1,410
Total liabilities assumed	1,716
Net assets acquired	$36,912

The Company used a third-party appraiser to assist with the determination of the fair value and estimated useful lives of certain acquired assets and liabilities. These estimates are preliminary; however, the Company does not expect there to be material differences upon the finalization of the purchase price allocation.

The Company assigned the following values to other identifiable intangible assets: $3.2 million to trade names with a weighted average estimated useful life of 11 years, $5.2 million to customer relations with an estimated useful life of 10 years, and $8.8 million to a database with an estimated useful life of 10 years, for a total of $17.2 million in definite life intangible assets with a weighted average estimated useful life of 10 years.

The remaining excess purchase price over the fair value of net assets acquired of $14.3 million was recorded as goodwill, which is expected to be deductible for tax purposes. Associated acquisition costs incurred were $0.7 million and have been included in acquisition and integration costs on the Company's consolidated statement of operations for the year ended December 31, 2015.

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) for an aggregate purchase price of $47.1 million, net of $1.0 million cash acquired. The Company paid $44.6 million, net of cash acquired, of which $1.0 million was funded to an escrow account for the net working capital adjustment. During the fourth quarter of 2014, the Company received $0.2 million from the escrow account to finalize the net working capital adjustment and the remaining balance in the escrow account was released to the seller. An additional $2.5 million was deferred and is due to the seller 21 months from the acquisition date, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period. The Company has incurred $0.3 million in COBRA expenses since the MSN acquisition and has a remaining liability of $2.2 million in the line item deferred purchase price on its consolidated balance sheet.

The Company financed the purchase price using $55.0 million in new subordinated debt consisting of a $30.0 million, 5-year term loan and $25.0 million of convertible notes having a 6-year maturity and a conversion price of $7.10. The Company also amended its loan agreement with Bank of America. N.A. to increase its borrowing capacity under its senior secured asset-based revolving credit facility from $65.0 million to $85.0 million. See Note 8 - Debt.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table summarizes the fair value of the assets acquired and liabilities assumed. The Company used a third-party appraiser to assist with the determination of the fair value and estimated useful lives of acquired assets and liabilities assumed on June 30, 2014:

(amounts in thousands)
Cash acquired	$989
Accounts receivable	37,275
Other current assets	3,378
Property and equipment	5,329
Goodwill	13,381
Other intangible assets	17,100
Other assets	2,325
Total assets acquired	79,777

Accounts payable	6,736
Accrued employee compensation and benefits	14,731
Other liabilities	9,867
Total liabilities assumed	31,334

Noncontrolling interest	324

Net assets acquired	$48,119

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

The remaining excess purchase price over the fair value of net assets acquired of $13.4 million was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition and integration-related costs of approximately $7.3 million,

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

including $2.2 million of costs directly attributable to the transaction (such as transaction and advisory fees) were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the year ended December 31, 2014.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed. The Company used a third-party appraiser to determine the fair value and estimated useful lives of acquired assets and liabilities assumed on December 2, 2013:

(amounts in thousands)
Other current assets	$62
Property and equipment	161
Goodwill	14,554
Other intangible assets	14,000
Other assets	52
Total assets acquired	28,829

Accrued employee compensation and benefits	112
Total liabilities assumed	112

Net assets acquired	$28,717

The Company used a third-party appraiser to assist with the determination of the fair value and estimated useful lives of certain acquired assets and liabilities. The Company assigned the following values to other identifiable intangible assets: $10.4 million to customer relations with an estimated useful life of 16 years, $3.4 million to database with an estimated useful life of 10 years, and $0.2 million to non-compete agreements with a useful life of 5 years, in a total $14.0 million in definite life intangible assets with a weighted average estimated useful life of 14 years. The remaining excess of purchase price over the fair value of net assets acquired $14.6 million and was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition and integration-related costs of approximately $0.7 million and $0.5 million were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the years ended December 31, 2014 and 2013, respectively. The 2013 amounts were directly attributable to the transaction.

The Company has integrated the acquired businesses into its current operations. The MSN and Allied Healthcare Staffing acquisitions included the consolidation of branch and corporate offices and therefore, it is impracticable to separate their results.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Integration costs for the years ended December 31, 2015 and 2014 include exit costs associated with redundant facilities and ongoing post-employment termination costs.

Total Acquisition and Integration Liabilities

Reconciliations of the beginning and ending total acquisition and integration liability balances are presented below:

	Year Ended December 31,
	2015		2014
	(amounts in thousands)
	On-going Benefit Costs	Exit Costs	On-going Benefit Costs	Exit Costs
Balance at beginning of period	$762	$868	$—	$—
Charged to acquisition and integration costs	17	88	1,453	1,132
Reclassifications (a)	—	(255)	—	—
Payments	(732)	(655)	(691)	(264)
Balance at end of period	$47	$46	$762	$868

(a)	Exit liability has been reduced as a result of a lease amendment and has been reclassified to deferred rent, which will be amortized over the remaining lease term.

Pro Forma Financial Information

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the Mediscan and MSN acquisitions had occurred as of January 1, 2014, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $0.8 million for the year ended December 31, 2015 related to the Mediscan acquisition and $6.2 million for the year ended December 31, 2014, related to the MSN acquisition. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, estimates of the changes in the fair value of the embedded derivative in our Convertible Notes or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired businesses, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

	Year Ended December 31,
	2015	2014
	(unaudited, amounts in thousands except per share data)

Revenue from services	$800,353	$771,955

Net income (loss) attributable to common shareholders	$5,436	$(30,104)

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.17	$(0.97)

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

MDA Holdings, Inc.

In September 2008, the Company completed the acquisition of substantially all of the assets of privately-held MDA Holdings, Inc. and its subsidiaries and all of the outstanding stock of a subsidiary of MDA Holdings, Inc. (collectively, MDA). Part of the cash paid at closing was held in escrow to cover any post-closing liabilities (Indemnification Escrow). As of December 31, 2015, the Indemnification Escrow balance was $0.8 million. The escrow will be released upon full satisfaction of certain tax matters.

4. Disposal and Discontinued Operations

Cross Country Education

On July 21, 2015, the Company's Board of Directors approved an agreement to sell the Company's education seminars business, CCE, which provided in-person seminars to healthcare professionals and was non-core to the Company’s business. The Company used the net proceeds from the transaction to finance, in part, the Mediscan acquisition in the fourth quarter of 2015. See Note 3 - Acquisitions. Since the disposal of the education seminars business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, it has not been reflected as discontinued operations.

On July 27, 2015, the Company entered into an Agreement and Plan of Merger to sell its wholly-owned subsidiary, CCE, to a third party (Buyer), and on August 31, 2015, the Company completed the sale. The purchase price was $8.0 million, of which the Company received $7.5 million in cash and $0.5 million which is held in escrow for a period of 12 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The Company recorded the $0.5 million indemnity escrow funds as an escrow receivable as of December 31, 2015.

The purchase price also included an earnout of up to $0.5 million related to the performance of CCE for the year ended 2015, which was treated as contingent consideration. The Company assigned no fair value to this earnout as of December 31, 2015 as the performance-based milestones were not met. See Note 10 - Fair Value Measurements. The original escrow amount was released to the Buyer in the first quarter of 2016.

The operating results of CCE were included in the Other Human Capital Management Services segment. See Note 17 - Segment Data for further information.

The Company has agreed that for a period of five years from the closing date, it will not engage in the business of providing education seminars as such business is presently conducted by CCE, or solicit customers of CCE for purposes of diverting their business from CCE.

The Company recognized a pre-tax loss of $2.2 million related to the sale of the business, which is included in income (loss) from operations in its consolidated statements of operations for the year ended December 31, 2015. In addition, the Company recorded a tax benefit of $3.5 million from the reversal of valuation allowances associated with this business, resulting in an after tax gain on the sale of CCE of $1.3 million.

Clinical Trial Services

On February 15, 2013, the Company completed the sale of its clinical trial services business to a third party (Buyer) for an aggregate $52.0 million in cash, subject to certain adjustments. At closing, the total amount paid was reduced by approximately $0.1 million for the amount the Targeted Net Working Capital exceeded the Estimated Net Working Capital. During the fourth quarter of 2013, the Company paid an additional $0.2 million to the Buyer to finalize the Net Working Capital adjustment, pursuant to the assets purchase agreement.

The agreement included a provision for an earnout of up to $3.8 million related to certain performance-based milestones. The maximum earnout amount of $3.8 million was deposited in escrow by Buyer as security for the earnout payment, if any. The $3.8 million earnout related to certain performance-based milestones was treated as contingent consideration and the Company assigned no fair value to this earnout as of December 31, 2013 based on the information available to the Company. See Note 10 - Fair Value Measurements. The performance-based milestones were not earned, and as a result $1.5 million of the original escrow was released to the Buyer in the second quarter of 2013 and $2.3 million was released in July 2014.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Of the $52.0 million purchase price paid at closing, $3.8 million was also placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The total escrow amount was released to the Company in August 2014 and reported as additional proceeds from the sale in the investing activities on its consolidated statements of cash flows.

As a result of the disposal, the underlying operations and cash flows of the Clinical Trial Services business have been eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. The historical financial results of operations, except for disclosures related to cash flows, have been presented as discontinued operations for the year ended December 31, 2013.

The following table presents the revenues and the components of discontinued operations, net of tax:

Year Ended December 31, 2013

Revenue	$7,939

Income from discontinued operations before gain on sale and income taxes	434
Gain on sale of discontinued operations	3,969
Income tax expense	(2,122)
Income from discontinued operations, net of income taxes	$2,281

5. Goodwill, Trade Names, and Other Identifiable Intangible Assets

As of December 31, 2015 and 2014, the Company had the following acquired intangible assets:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$31,225	$14,150	$17,075	$22,425	$12,893	$9,532
Customer relationships	47,204	20,734	26,470	42,004	17,870	24,134
Non-compete agreements	3,603	3,486	117	3,603	3,446	157
Trade names, definite-lived	3,200	49	3,151	—	—	—
	$85,232	$38,419	$46,813	$68,032	$34,209	$33,823

Intangible assets not subject to amortization:
Goodwill			$95,096			$90,647
Trade names			36,101			38,201
			$131,197			$128,848

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

As of December 31, 2015, estimated annual amortization expense for continuing operations is as follows:

Years Ending December 31:	(amounts in thousands)
2016	$5,623
2017	5,578
2018	5,493
2019	5,457
2020	4,873
Thereafter	19,789
$46,813

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Balances as of December 31, 2014
Aggregate goodwill acquired	$287,667	$43,405	$19,307	$350,379
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	27,935	43,405	19,307	90,647

Changes to aggregate goodwill in 2015
Sale of CCE (a)	—	—	(9,889)	(9,889)
Goodwill acquired (b)	14,338	—	—	14,338

Balances as of December 31, 2015
Aggregate goodwill acquired	302,005	43,405	19,307	364,717
Sale of CCE (a)	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	$42,273	$43,405	$9,418	$95,096
_______________

(a)	See Note 4 - Disposal and Discontinued Operations.

(b)	Goodwill acquired from the acquisition of Mediscan. See Note 3 - Acquisitions.

2015 and 2014 Annual Impairment Testing Results

The Company performed its annual impairment test as of October 1, 2015 and 2014. Upon completion of the impairment testing, the Company determined that the estimated fair value of its reporting units exceeded their respective carrying values. Accordingly, no goodwill impairment charges were warranted for these reporting units as of December 31, 2015 and 2014.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In conjunction with the annual impairment testing of trade names in the fourth quarter of 2015 and 2014, the Company recorded a pretax non-cash impairment charge of $2.1 million and $10.0 million, respectively, related to the Physician Staffing segment. The Company reduced its long-term revenue forecast for the business segment in the fourth quarter of each year and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge. The reduced long-term revenue forecast for 2015 was impacted by lower projected volume resulting from an under-investment in new revenue producers to keep pace with attrition. The reduced long-term revenue forecast for 2014 was impacted by lower projected volume resulting from a delay in changing to a more scalable business model. The Company valued the trade name based on a discounted cash flow using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method and has been applied consistently since the date of acquisition. No additional impairments of indefinite-lived intangible assets were identified.

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

6. Property and Equipment

At December 31, 2015 and 2014, property and equipment consist of the following:

		December 31,
	Useful Lives	2015	2014
		(amounts in thousands)

Computer equipment	3-5 years	$12,335	$13,572
Computer software	3-5 years	27,565	34,100
Office equipment	5-7 years	2,241	3,846
Furniture and fixtures	5-7 years	3,411	3,562
Leasehold improvements	(a)	4,286	4,643
		49,838	59,723
Less accumulated depreciation and amortization		(39,368)	(47,590)
		$10,470	$12,133
_______________

(a)	See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

7. Balance Sheet Details

	December 31,
	2015	2014
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for workers’ compensation	$1,403	$3,316
Insurance recovery for professional liability	1,463	2,308
	$2,866	$5,624

Other non-current assets:
Insurance recovery for workers’ compensation – long-term	$6,281	$5,677
Insurance recovery for professional liability – long-term	10,722	11,148
Non-current security deposits	991	1,064
	$17,994	$17,889

Accrued compensation and benefits:
Salaries and payroll taxes	$11,976	$8,406
Bonuses	4,584	4,050
Accrual for workers’ compensation claims	5,151	6,996
Accrual for professional liability insurance	2,516	4,652
Accrual for health care benefits	3,009	2,206
Accrual for vacation	2,166	2,421
	$29,402	$28,731

Long-term accrued claims:
Accrual for workers’ compensation claims	$14,014	$14,221
Accrual for professional liability insurance	16,056	17,847
	$30,070	$32,068

Other long-term liabilities:
Deferred compensation	$1,412	$1,510
Deferred rent	2,473	2,453
Long-term unrecognized tax benefits	819	889
Other	122	47
	$4,826	$4,899

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

8. Debt

At December 31, 2015 and 2014, long-term debt consists of the following:

	December 31,
	2015	2014
	(amounts in thousands)
Senior Secured Asset-Based, weighted average interest of 2.41% and 2.61% at December 31, 2015 and 2014, respectively	$8,000	$3,500
Second Lien Term Loan, net of unamortized discount of $786 and$1,011 at December 31, 2015 and 2014, respectively, interest 5.75% and 7.50% at December 31, 2015 and 2014, respectively	29,214	28,989
Convertible Notes, net of unamortized discount of $5,771 and $7,053 at December 31, 2015 and 2014, respectively, fixed rate interest 8.00%	19,229	17,947
Convertible Notes derivative liability	33,337	23,436
Capital lease obligations	94	202
Total debt	89,874	74,074
Less current portion	(8,071)	(3,607)
Long-term debt	$81,803	$70,467

As of December 31, 2015, the aggregate scheduled maturities of debt are as follows:

	Term Loan	Convertible Notes	Revolver	Capital Leases
	(amounts in thousands)
Through Years Ending December 31:
2016	$—	$—	$8,000	$71
2017	—	—	—	13
2018	—	—	—	8
2019	30,000	—	—	2
2020	—	25,000	—	—
Thereafter	—	—	—	—
Total	$30,000	$25,000	$8,000	$94

Senior Credit Facility

The Company entered into a First Lien Loan Agreement on January 9, 2013. The initial proceeds were primarily used to finance the repayment of existing indebtedness of the Company under its prior senior secured credit agreement. The repayment of the term loan portion of the senior secured agreement was treated as extinguishment of debt, and, as a result, the Company recognized a loss on extinguishment in the first quarter of 2013, related to the write-off of unamortized net debt issuance costs of approximately $0.3 million. The repayment of the revolver portion of the senior secured credit agreement was treated partially as extinguishment and partially as a modification. The Company wrote-off the remaining unamortized net debt issuance costs of approximately $1.1 million in the first quarter of 2013.

As of December 31, 2015, the First Lien Loan Agreement, with a termination date of June 30, 2017, provides for: a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $85.0 million, which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of December 31, 2015, the interest rate spreads and fees under the First Lien Loan Agreement

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2015, was 0.375%.

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

As of December 31, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $71.6 million based on the Company's accounts receivable balance as of November 30, 2015. The Company had $23.5 million letters of credit outstanding and $8.0 million drawn under its revolving credit facility, leaving $40.1 million available as of December 31, 2015. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

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

On July 22, 2015, the Company entered into an amendment to its Second Lien Term Loan. Under the terms of the amendment, the interest rate on the Second Lien Term Loan was modified at no cost from LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a 1% floor) plus 6.50% to LIBOR (1% floor) plus a rate based on the Company's total net leverage ratio, as defined in the table that follows. As of December 31, 2015, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (1% floor) plus 4.75%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Subject to certain exceptions, the Second Lien Term Loan is required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each fiscal year of the Company (commencing with the fiscal year ending December 31, 2015), provided that voluntary prepayments of the Second Lien Term Loan made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, as set forth in the agreement, in excess of a defined threshold and subject to the right of the Company to reinvest such proceeds within 12 months; (c) 100% of the net cash proceeds of issuances of debt offerings of the Company and its subsidiaries (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of equity offerings of the Company. The Company does not expect to make a mandatory prepayment for the fiscal year ending December 31, 2015.

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. The agreement also contains customary negative covenants; including covenants with respect to, among other things, (i) indebtedness, (ii) liens, (iii)
investments, (iv) fundamental corporate changes, (v) dispositions, (vi) dividends, distributions and other restricted payments, (vii) transactions with affiliates, and (viii) restrictive agreements. The agreement contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy, and insolvency, the occurrence of a defined change in control and the failure to observe covenants or conditions under the Second Lien Term Loan Facility documents. As of December 31, 2015, the Company was in compliance with the financial covenants and other covenants contained in the agreement. The “debt” to “EBITDA” ratio was 1.6:1.00 as of December 31, 2015.

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

The Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company has the right to force a conversion of the Convertible

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Convertible Notes are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. In addition, the Convertible Notes allow the issuer to exercise optional redemption features and the holder to exercise an offer to purchase feature, under certain conditions. The Company accounted for the conversion option in accordance with ASC 815. Since this conversion feature is not considered to be solely indexed to the Company’s own stock the derivative was recorded as a liability in the line item long-term debt on the Company's consolidated balance sheets. See Note 8 - Debt.

The Company’s Convertible Notes derivative liability is measured at fair value using a trinomial lattice model. The optional redemption features, along with the offer to purchase features are incorporated into the valuation model. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated credit risk of the Company, estimated probabilities of change of control and issuance of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased is incorporated into the valuation calculation.

The inputs into the valuation model are as follows:

December 31, 2015
Closing share price	$16.39
Conversion price	$7.10
Risk free rate	1.69%
Expected volatility	40%
Dividend yield	—%
Expected life	4.5 years

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As of December 31, 2015, a $1 increase or decrease in our stock price would result in a corresponding increase or decrease of approximately $3.3 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in a corresponding increase or decrease of approximately $0.8 million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the consolidated statements of operations as loss (gain) on derivative liability.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Items Measured at Fair Value on a Recurring Basis:

At December 31, 2015 and 2014, the Company’s financial assets/liabilities required to be measured on a recurring basis were: contingent consideration receivable, deferred compensation liability included in other long-term liabilities, convertible notes derivative liability included in long-term debt and capital lease obligations, and contingent purchase price liabilities included in deferred purchase price on the consolidated balance sheets.

Contingent consideration receivable—In connection with the sale of CCE, the Company treated the related performance-based earnout as a contingent consideration receivable for accounting purposes. The Company assigned no fair value to this earnout as of December 31, 2015. See Note 4 - Disposal and Discontinued Operations.

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

Contingent purchase price liabilities—Potential earnout payments related to the acquisition of Mediscan are contingent upon meeting certain performance requirements for 2015 through 2019. See Note 3 - Acquisitions. The long-term portion of these liabilities are included as deferred purchase price, and the short-term portion is included in accounts payable and accrued expenses on the consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent purchase price liabilities as significant unobservable inputs were used in the calculation of their fair value. Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of Mediscan gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. Significant increases (decreases) in the volatility, or decreases (increases) in the discount rate would result in a significantly higher (lower) fair value, respectively, and commensurate changes to these liabilities. The fair value of contingent consideration and the associated liabilities will be adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value reflected in as an operating (income) expense on the consolidated statements of operations.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2015 and 2014:

Fair Value Measurements

	December 31, 2015	December 31, 2014
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,412	$1,510
(Level 3)
Convertible notes derivative liability	$33,337	$23,436
Contingent purchase price liabilities	$3,686	$—

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Purchase	Convertible Notes
	Price Liabilities	Derivative Liability
	(amounts in thousands)

December 31, 2013	$—	$—
Additions	—	6,765
Valuation loss for the period	—	16,671
December 31, 2014	—	23,436
Additions	3,686	—
Valuation loss for the period	—	9,901
December 31, 2015	$3,686	$33,337

Items Measured at Fair Value on a Nonrecurring Basis:

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

In the fourth quarter of 2015, and 2014, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pretax non-cash impairment charge of approximately $2.1 million and $10.0 million, respectively, related to its MDA trade names. See Note 5 – Goodwill, Trade Names, and Other Identifiable Intangible Assets. The Company reduced its long-term revenue forecast for these businesses as part of its forecasting process in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

The table below presents the fair value of the MDA trade names as of December 31, 2015 and 2014.

Fair Value Measurements

	December 31, 2015	December 31, 2014
	(amounts in thousands)
(Level 3)
MDA trade names	$15,599	$17,699

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The estimated fair value of the Company’s debt was calculated using a discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs available market information.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Second Lien Term Loan, net	$29,214	$30,600	$28,989	$29,900
Convertible Notes, net	$19,229	$23,250	$17,947	$19,200
Senior Secured Asset-Based Loan	$8,000	$8,000	$3,500	$3,500

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

Contributions by the Company, net of forfeitures, under this plan amounted to $0.7 million for the year ended December 31, 2015 and $0.6 million for the years ended December 31, 2014 and 2013. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and amounted to $1.4 million and $1.5 million at December 31, 2015 and 2014, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Future minimum lease payments, as of December 31, 2015, associated with these agreements with terms of one year or more are as follows:

Years Ending December 31:	(amounts in thousands)
2016	$6,662
2017	6,114
2018	5,204
2019	4,143
2020	3,781
Thereafter	15,473
$41,377

Total operating lease expense included in selling, general and administrative expenses was approximately $8.1 million, $7.7 million, and $5.5 million for the years ending December 31, 2015, 2014 and 2013, respectively.

Contingencies:

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected in sales tax payable as of December 31, 2015 and 2014, on its consolidated balance sheets.

During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state are subject to a tax not previously paid by the Company. As a result, the Company conducted an initial review of certain other states to determine if any additional exposures may exist and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and estimated a liability related to these matters. For the year ended December 31, 2013, the Company accrued an additional pretax liability related to the non-income tax matters of approximately $0.8 million, of which approximately $0.4 million related to the 2007-2012 tax years, and paid approximately $0.3 million to settle with certain states. For the year ended December 31, 2014, the Company accrued an additional pretax liability related to the non-income tax matters of approximately $0.2 million, and paid approximately $0.1 million to settle with certain states. Subsequent to December 31, 2015, the Company paid approximately $1.4 million to settle with certain states, which was fully reserved for at December 31, 2015. The expenses are included in selling, general and administrative expenses on its consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 and the liability is reflected as sales tax payable as of December 31, 2015 and 2014, on its consolidated balance sheets. The Company is continuing to work with professional tax advisors and state authorities to resolve the remaining matters.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Legal Proceedings

On December 4, 2012, the Company’s subsidiary, CC Staffing, Inc. (now known as Travel Staff, LLC) became the subject of a purported class action lawsuit filed in the United States District Court, Northern District of California. In 2013, the parties agreed to settle this lawsuit for $0.8 million with the understanding that such settlement is not an admission by the Company of any liability, negligence or wrong doing. The Court granted final approval of the settlement in September 2014 and during the fourth quarter of 2014 the Company paid $0.8 million to the plaintiff.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these other matters will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

13. Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(amounts in thousands)
United States	$3,565	$(33,574)	$(11,216)
Foreign	595	2,256	1,177
	$4,160	$(31,318)	$(10,039)

The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Continuing operations:
Current
Federal	$551	$—	$—
State	(21)	811	540
Foreign	220	262	416
Total	750	1,073	956

Deferred
Federal	(1,819)	(1,320)	37,822
State	8	68	5,134
Foreign	267	395	299
Total	(1,544)	(857)	43,255
Total income tax (benefit) expense for continuing operations	$(794)	$216	$44,211

The total income tax (benefit) provision is summarized as follows:
Continuing operations	$(794)	$216	$44,211
Discontinued operations	—	—	2,122
	$(794)	$216	$46,333

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$2,973	$2,823
Allowance for doubtful accounts	1,278	589
Intangible Assets	11,365	13,716
Net operating loss carryforwards	22,662	38,144
Derivative interest	10,144	6,370
Accrued professional liability	2,536	—
Accrued workers’ compensation	3,061	1,356
Share-based compensation	891	959
Depreciation	—	105
Credit carryforwards	797	—
Other	595	822
Gross deferred tax assets	56,302	64,884
Valuation allowance	(55,336)	(63,616)
	966	1,268
Deferred Tax Liabilities:
Depreciation	(123)	—
Accrued professional liability	—	(92)
Indefinite intangibles	(18,714)	(19,683)
Tax on unrepatriated earnings	(604)	(336)
Other	—	(1,176)
	(19,441)	(21,287)
Net deferred taxes	$(18,475)	$(20,019)

The Company determines the need for a valuation allowance under Income Taxes topic of the FASB ASC by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, the evaluation of various income tax planning strategies, and other relevant factors. The Company maintains a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred tax assets at that time. The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. As of December 31, 2013, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets resulting from recent losses, the difficulty of forecasting future taxable income, and other factors. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. To be considered a source of future taxable income to support realizability of a deferred tax asset, a taxable temporary difference must reverse in a period such that it would result in the realization of the deferred tax asset. Taxable temporary differences related to indefinite-lived intangibles, such as goodwill, are by their nature not predicted to reverse and therefore not considered a source of future taxable income in accordance with ASC 740. The Company had $18.7 million and $19.7 million of deferred tax

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

liabilities relating to indefinite-lived intangible assets that it was not able to offset against deferred tax assets as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company recorded valuation allowances of $55.3 million and $63.6 million, respectively.

The Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence develops, the Company may release all or a portion of the remaining valuation allowances as early as the second half of 2016. The Company will continue to assess the realizability of its deferred tax assets.

As of December 31, 2015 and 2014, respectively, the Company had approximately $65.2 million and $97.5 million of federal, state, and foreign net operating loss carryforwards. The federal carryforwards expire between 2030 and 2033. The state carryforwards expire between 2015 and 2033. The majority of the foreign carryforwards are in a jurisdiction with no expiration. A valuation allowance for the net operating losses has been recorded at December 31, 2015 and 2014, to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In the first quarter of 2014, the Company recorded a non-cash adjustment of $1.7 million primarily related to an overstatement of the valuation allowance established as of December 31, 2013. The out-of-period adjustment also decreased the net loss by the same amount or $0.06 per diluted share for the three months ended March 31, 2014 and the year ended December 31, 2014. Management concluded that the adjustment was not material to its prior period financial statements.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Tax at U.S. statutory rate	$1,456	$(10,961)	$(3,514)
State taxes, net of federal benefit	611	219	(190)
Non-deductible meals and entertainment	1,510	1,425	450
Foreign tax expense	(6)	44	554
Valuation allowances	(5,078)	12,038	48,556
Uncertain tax positions	917	(996)	(257)
Deferred tax write-offs	—	—	221
Audit settlements	(624)	—	160
Tax on unrepatriated earnings	—	—	(1,465)
Tax true ups and other	420	(1,553)	(304)
Total income tax (benefit) expense for continuing operations	$(794)	$216	$44,211

The tax years of 2004, 2005, and 2008 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of certain states in which the statute of limitations has been extended.

The sale of the Company’s clinical trial services unit located outside the U.S. in the UK during 2013 resulted in write-offs of the investment in those subsidiaries and offset the amount of U.S. taxes that would need to be accrued on the India earnings to zero. During 2015, the Company accrued $0.2 million of India tax on earnings of approximately $0.6 million. India withholding taxes on a dividend of India earnings are not affected by the calculation of U.S. taxes due and continue to be accrued.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is approximately as follows:

	2015	2014
	(amounts in thousands)
Balance at January 1	$3,777	$4,986
Additions based on tax positions related to the current year	861	709
Additions based on tax positions related to prior years	62	91
Reductions based on settlements of tax positions related to prior years	(624)	(344)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	—	(1,578)
Other	(5)	(87)
Balance at December 31	$4,071	$3,777

Short-term unrecognized tax benefits are included in other current liabilities on the consolidated balance sheets and were approximately $0.1 million and $0.6 million as of December 31, 2015 and 2014, respectively. Long-term unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheets and were approximately $0.8 million and $0.9 million as of December 31, 2015 and 2014, respectively. See Note 7 - Balance Sheet Details. As of December 31, 2015 and 2014, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of approximately $3.8 million and $3.3 million, respectively. During 2015, the Company had gross increases of $0.9 million to its current year unrecognized tax benefits, related to federal and state tax issues. In addition, the Company had gross decreases of $0.4 million to its unrecognized tax benefits related to settlement refunds and the closure of open tax years.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2015 and 2014, the Company recognized a reduction on interest and penalties of $0.2 million. During the year ended December 31, 2013, the Company recognized interest and penalties of $0.1 million. The Company had accrued approximately $0.4 million and $0.8 million for the payment of interest and penalties at December 31, 2015 and 2014, respectively.

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

During the years ended December 31, 2015, 2014 and 2013, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of December 31, 2015, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in its First Lien Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests.

Share-Based Payments

2014 Omnibus Incentive Plan

The Company's 2014 Omnibus Incentive Plan (2014 Plan) provides for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code, and other stock-based awards, all as defined by the 2014 Plan, to eligible employees, consultants and non-employee Directors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Plan or with respect to which

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

awards may be granted may not exceed 4,100,000 shares, which may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company.

Under the 2014 Plan, the Compensation Committee of the Company’s Board of Directors (the Committee), has the discretion to determine the terms of the awards at the time of the grant provided, however, that in the case of stock options and stock appreciation rights (share options): 1) the exercise price per share of the award is not less than 100% (or, in the case of 10% or more stockholders, the exercise price of the incentive stock options (ISOs) granted may not be less than 110%) of the fair market value of the common stock at the time of the grant; and 2) the term of the award will be no more than 10 years after the date the option is granted (or, shall not exceed five years, in the case of a 10% or more stockholder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

Restricted stock awards granted under the Company’s 2014 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. The shares vest ratably over a three to four year period ending on the anniversary date of the grant. There is no partial vesting and any unvested portion is forfeited.

During the year ended December 31, 2015, 220,160 of restricted stock awards and 163,340 of performance stock awards were granted under the 2014 Plan to the Company's non-employee Directors and management team. In 2015, the Company changed the timing of its annual grants to management from June to March. Pursuant to the 2014 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2015 awards, restricted stock will be issued with a vesting date of December 31, 2017, subject to the employee’s continuing employment. During the first quarter of 2015, the Company's Compensation Committee of the Board of Directors approved a 41.4% level of attainment for the 2014 performance-based share awards, resulting in the issuance of 86,661 shares of restricted stock that will vest on December 31, 2016.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the year ended December 31, 2015:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2015	659,650	$5.72	218,175	$5.82
Granted	220,160	$11.52	163,340	$11.86
Vested	(239,062)	$5.75	—	$—
Forfeited	(54,260)	$6.48	(147,377)	$6.18
Unvested restricted stock awards, December 31, 2015	586,488	$7.82	234,138	$9.81

As of December 31, 2015, the Company had approximately $2.8 million pretax of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.90 years. The fair value of shares vested was approximately $3.9 million, $2.3 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, the Company had approximately $1.2 million pretax of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.88 years, the remaining service period.

During the year ended December 31, 2013, the Company issued options and stock appreciation rights at market price. During the years ended December 31, 2015 and 2014, the Company did not issue stock options or stock appreciation rights. The following table represents information about stock options and stock appreciation rights granted and exercised in each year.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

	Year Ended December 31,
	2015	2014	2013
Share option grants	—	—	324,000
Weighted average grant date fair value of options granted during the period	$—	$—	$1.77
Total intrinsic value of options exercised	$1,610,392	$695,286	$12,465

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

Year Ended December 31, 2013
Expected dividend yield	—%
Expected volatility	48.00%
Risk-free interest rate	0.79%
Expected life	4.2 years

Due to the adoption of the 2014 Plan (previously titled the 2007 Stock Incentive Plan), no further grants have been issued under the Company’s 1999 Plans referred to below.

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

The following table summarizes the Company’s activities with respect to all of its share option plans for the year ended December 31, 2015:

	Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Share options outstanding at beginning of year	935,095	$4.16-$22.50	$8.27
Granted	—	—	—
Exercised	(293,625)	$4.35-$8.56	$7.27
Forfeited/expired	(245,845)	$4.35-$22.50	$12.68
Share options outstanding at end of year	395,625	$4.16-$22.50	$6.28	3.18	$4,031,858
Share options exercisable at end of year	261,500	$4.16-$22.50	$6.91	2.67	$2,509,977
Share options unvested at end of year	134,125	$4.16-$5.61	$5.04	4.17	$1,521,881

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

As of December 31, 2015, the Company had 395,625 share options outstanding of which 359,100 were vested or expected to vest at a weighted average exercise price of $6.40, intrinsic value of $3.6 million and a weighted average contractual life of 3.08 years. As of December 31, 2015, the Company had approximately $0.1 million pretax of total unrecognized compensation cost related to share options which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.29 years.

15. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(amounts in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$4,954	$(31,534)	$(54,250)
Less: Income attributable to noncontrolling interest in subsidiary	536	249	—
Income (loss) from continuing operations attributable to common shareholders	4,418	(31,783)	(54,250)
Income from discontinued operations, net of income taxes	—	—	2,281
Net income (loss) attributable to common shareholders	$4,418	$(31,783)	$(51,969)

Denominator:
Basic weighted average common shares	31,514	31,190	31,009
Effective of diluted shares:
Share-based awards	648	—	—
Diluted weighted average common shares outstanding	32,162	31,190	31,009

Basic and diluted income (loss) per share attributable to common shareholders
Continuing operations	$0.14	$(1.02)	$(1.75)
Discontinued operations	—	—	0.07
Net income (loss)	$0.14	$(1.02)	$(1.68)

For the periods presented, no tax benefits have been assumed in the weighted average share calculation due to a full valuation allowance on the Company's deferred tax assets.

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2015	2014	2013
Convertible notes and share-based awards	3,521,126	3,855,954	149,453

16. Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $11.8 million, $17.8 million and $3.9 million in 2015, 2014 and 2013,

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

respectively. Accounts receivable due from these hospitals at December 31, 2015 and 2014 were approximately $0.6 million and $2.0 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $10.0 million million in 2015 and $4.7 million for the six months ended December 31, 2014. At December 31, 2015 and 2014, the Company had a receivable balance of $1.4 million and $0.9 million, respectively, and a payable balance of $0.2 million and $0.1 million, respectively, relating to these staffing services.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding member of Mediscan. The Company paid $0.1 million in rent expense for these premises for the two months ended December 31, 2015.

17. Segment Data

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

•
Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals and branch-based local nurses and allied staffing. Its clients include: public and private acute care and non-acute care hospitals, government facilities, public and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the U.S. The results of the Mediscan acquisition have been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 3 - Acquisitions.

•
Physician Staffing – Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) under the Company's Medical Doctor Associates and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

•
Other Human Capital Management Services - Subsequent to the sale of CCE, the education seminars business, on August 31, 2015, Other Human Capital Management Services includes retained and contingent search services for physicians and healthcare executives within the U.S.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year Ended December 31,
	2015	2014	2013
	(amounts in thousands)
Revenue from unaffiliated customers:
Nurse and Allied Staffing (a)	$621,258	$459,195	$274,219
Physician Staffing (a)	115,336	121,145	126,125
Other Human Capital Management Services	30,827	37,485	37,967
	$767,421	$617,825	$438,311
Contribution income: (b)
Nurse and Allied Staffing (a)	$54,499	$36,486	$18,668
Physician Staffing (a)	10,213	6,540	8,695
Other Human Capital Management Services	1,863	514	746
	66,575	43,540	28,109

Unallocated corporate overhead	31,484	27,770	21,844
Depreciation	3,856	3,866	3,886
Amortization	4,210	3,575	2,294
Loss on sale of business (c)	2,184	—	—
Acquisition and integration costs	902	7,957	473
Restructuring costs	1,274	840	484
Legal settlement charge	—	—	750
Impairment charges (d)	2,100	10,000	6,400
Income (loss) from operations	$20,565	$(10,468)	$(8,022)
_______________

(a)
Effective January 1, 2015, the Company reclassified a portion of its business from the Physician Staffing segment to the Nurse and Allied Staffing segment. For the years ended December 31, 2014 and 2013, revenue of $2.2 million and $2.7 million, respectively, and contribution income of $0.2 million for both 2014 and 2013, have been reclassified to conform to the current period presentation.

(b)
The Company defines contribution income as income or loss from operations before depreciation, amortization, loss on sale of business, acquisition and integration costs, restructuring costs, legal settlement charges, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

(c)	On August 31, 2015, the Company completed the sale of CCE, and recognized a pre tax loss of $2.2 million related to the divestiture of the business. See Note 4 - Disposal and Discontinued Operations.

(d)
During the years ended December 31, 2015, 2014 and 2013, the Company recorded trade name impairment charges of $2.1 million, $10.0 million and $6.4 million, respectively. See Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

18. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	(amounts in thousands, except per share data)
Revenue from services	$185,964	$192,617	$195,692	$193,148

Gross profit	47,037	48,363	51,486	50,479

Consolidated net income (loss)	3,050	2,680	5,151	(5,927)

Net income (loss) attributable to common shareholders	2,934	2,573	5,009	(6,098)

Net income (loss) per share attributable to common shareholders - Basic	$0.09	$0.08	$0.16	$(0.19)

Net income (loss) per share attributable to common shareholders - Diluted	$0.05	$0.08	$0.16	$(0.19)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	(amounts in thousands, except per share data)
Revenue from services	$118,091	$122,656	$188,944	$188,134

Gross profit	30,450	32,436	47,277	47,641

Consolidated net loss	(782)	(3,181)	(7,484)	(20,087)

Net loss attributable to common shareholders	(782)	(3,181)	(7,602)	(20,218)

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.03)	$(0.10)	$(0.24)	$(0.65)
________________

The following items impact the comparability and presentation of our consolidated data:

•
The Company recorded changes in the fair value of convertible notes derivative liability, recording a gain in the first and second quarters of 2015 of $2.1 million and $0.4 million, respectively, a loss in the third and fourth quarters of 2015 of $2.9 million and $9.5 million, respectively, and a loss in the third and fourth quarters of 2014 of $7.3 million and $9.4 million, respectively. See Note 9 - Convertible Notes Derivative Liability.

•
During the fourth quarter of 2015 and 2014, the Company recorded a trade name impairment charge of $2.1 million and $10.0 million, respectively. See Note 5 - Goodwill, Trade Names, and Other Identifiable Intangible Assets.

•
On August 31, 2015, the Company completed the sale of its education seminars business, CCE. Since the disposal did not represent a strategic shift that will have a major effect on the Company's operations and financial results, it was not reflected as discontinued operations. The transaction resulted in a pre tax loss of $2.2 million, and an after tax gain on the sale of CCE of $1.3 million. See Note 4 - Disposals and Discontinued Operations.

•
On October 30, 2015, the Company acquired all of the membership interests of Mediscan. The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method. The results of the acquisition's operations have been included in the consolidated statements of operations from its date of acquisition. See Note 3 - Acquisitions.

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

Schedule II

CROSS COUNTRY HEALTHCARE, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Balance at Beginning of Period	Charged to Operations		Write-offs	Recoveries	Other Changes		Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2015	$1,425	$2,414		$(923)	$1,129	$—		$4,045
Year Ended December 31, 2014	$1,651	$1,016		$(1,257)	$15	$—		$1,425
Year Ended December 31, 2013	$1,841	$1,078		$(1,324)	$56	$—		$1,651

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2015	$63,616	$(7,518)	(a)	$—	$—	$(762)	(b)	$55,336
Year Ended December 31, 2014	$52,001	$12,038		$—	$—	$(423)	(c)	$63,616
Year Ended December 31, 2013	$4,033	$48,406		$(438)	$—	$—		$52,001
________________

(a)	Current year charge includes a reversal of valuation allowance related to CCE.

(b)	Valuation allowance on deferred tax asset related to share-based compensation.

(c)	Related to foreign valuation allowance adjustment.

II- 1