Form 10-K/A
period 2015-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2016-03-16
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Cross Country Healthcare, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) solely to file Exhibit 10.43 (Third Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated December 2, 2015) to the Form 10-K. The Company inadvertently omitted filing Exhibit 10.43 with its Form 10-K when the Form 10-K was filed on March 11, 2016. No other changes are or have been made to the Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1)	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

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

The consolidated financial statements and financial statements schedule were previously filed with the Securities and Exchange Commission as part of the Form 10-K. This amendment to the Form 10-K does not change Item 15(a)(1)-(2) of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ William J. Grubbs
Name: William J. Grubbs
Title: President and Chief Executive Officer
Date: March 16, 2016

EXHIBIT INDEX

No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)

3.2	Amended and Restated By-laws of the Registrant (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)
4.1	Form of specimen common stock certificate (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)
4.2 #	2014 Omnibus Incentive Plan - Restricted Stock Agreement Form (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2014 and incorporated by reference herein.)
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
10.44 #
Employment Agreement, dated as of March 9, 2016, between William J. Grubbs and the Registrant (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)

14.1	Code of Ethics, revised February 2, 2016 (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)
16.1	Letter re Change in Certifying Accountant (Previously filed as exhibit to the Company's Form 8-K dated March 13, 2015 and incorporated by reference herein.)
18.1	Letter re Change in Accounting Principles (Previously filed as exhibit to the Company's Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein.)
21.1	List of subsidiaries of the Registrant (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)
23.1
Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)

23.2
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)

*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Grubbs, President and Chief Executive Officer
*31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, Chief Financial Officer
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Grubbs, Chief Executive Officer (Previously furnished as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, Chief Financial Officer (Previously furnished as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.)

**101.INS	XBRL Instance Document (Previously furnished as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.)
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document( Previously furnished as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.)
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Previously furnished as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.)
**101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document (Previously furnished as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.)
___________
*           Filed herewith
#    Management contract or compensatory plan or arrangement