Form 10-Q
period 2016-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2016-05-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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
Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 32,943,458 shares of Common Stock, par value $0.0001 per share, as of April 30, 2016.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

MARCH 31, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$1,876	$2,453
Accounts receivable, net of allowances of $4,193 in 2016 and $4,045 in 2015	143,575	146,873
Prepaid expenses	4,882	4,521
Insurance recovery receivable	2,961	2,866
Other current assets	1,462	2,032
Total current assets	154,756	158,745
Property and equipment, net of accumulated depreciation of $40,373 in 2016 and $39,368 in 2015	10,452	10,470
Trade names, net	39,179	39,252
Goodwill	95,096	95,096
Other identifiable intangible assets, net of accumulated amortization of $39,704 in 2016 and $38,370 in 2015	42,328	43,662
Debt issuance costs, net	313	376
Other non-current assets	17,916	17,994
Total assets	$360,040	$365,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$36,164	$41,098
Accrued compensation and benefits	28,317	29,402
Current portion of long-term debt and capital lease obligations	6,049	8,071
Deferred purchase price	2,163	2,184
Other current liabilities	4,999	5,291
Total current liabilities	77,692	86,046
Long-term debt and capital lease obligations, less current portion	65,267	81,301
Non-current deferred tax liabilities	18,945	18,475
Long-term accrued claims	30,001	30,070
Long-term deferred purchase price	2,571	3,533
Other long-term liabilities	4,779	4,826
Total liabilities	199,255	224,251

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	254,542	254,108
Accumulated other comprehensive loss	(1,214)	(1,207)
Accumulated deficit	(93,034)	(112,056)
Total Cross Country Healthcare stockholders' equity	160,297	140,848
Noncontrolling interest	488	496
Total stockholders' equity	160,785	141,344
Total liabilities and stockholders' equity	$360,040	$365,595

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Revenue from services	$196,583	$185,964
Operating expenses:
Direct operating expenses	145,537	138,927
Selling, general and administrative expenses	42,933	41,166
Bad debt expense	249	91
Depreciation	1,005	960
Amortization	1,407	982
Acquisition-related contingent consideration	287	—
Acquisition and integration costs	—	118
Total operating expenses	191,418	182,244
Income from operations	5,165	3,720
Other expenses (income):
Interest expense	1,635	1,737
Gain on derivative liability	(16,436)	(2,147)
Other (income) expense, net	(17)	43
Income before income taxes	19,983	4,087
Income tax expense	797	1,037
Consolidated net income	19,186	3,050
Less: Net income attributable to noncontrolling interest in subsidiary	164	116
Net income attributable to common shareholders	$19,022	$2,934

Net income per share attributable to common shareholders - Basic	$0.60	$0.09

Net income per share attributable to common shareholders - Diluted	$0.09	$0.05

Weighted average common shares outstanding:
Basic	31,956	31,294
Diluted	36,180	35,454

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Consolidated net income	$19,186	$3,050

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation (loss) gain	(7)	14
Other comprehensive (loss) income, before income taxes	(7)	14
Income tax (benefit) expense related to items of other comprehensive (loss) income	—	—
Other comprehensive (loss) income, net of tax	(7)	14

Comprehensive income	19,179	3,064
Less: Net income attributable to noncontrolling interest in subsidiary	164	116
Comprehensive income attributable to common shareholders	$19,015	$2,948

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Consolidated net income	$19,186	$3,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,412	1,942
Amortization of debt discount and debt issuance costs	470	466
Provision for allowances	798	91
Deferred income tax expense	471	838
Gain on derivative liability	(16,436)	(2,147)
Acquisition-related contingent consideration	287	—
Equity compensation	648	376
Changes in operating assets and liabilities:
Accounts receivable	2,500	(8,106)
Prepaid expenses and other assets	(105)	598
Income taxes	(252)	87
Accounts payable and accrued expenses	(6,068)	2,820
Other liabilities	(1,347)	255
Net cash provided by operating activities	2,564	270

Cash flows from investing activities
Acquisition-related settlements	277	—
Purchases of property and equipment	(982)	(582)
Net cash used in investing activities	(705)	(582)

Cash flows from financing activities
Repayments on Senior Secured Asset-Based revolving credit facility	(59,200)	(18,300)
Borrowings under Senior Secured Asset-Based revolving credit facility	57,200	21,300
Repayments of capital lease obligations	(27)	(27)
Repurchase of stock for tax withholdings	(214)	(65)
Payment of contingent consideration	(17)	—
Cash payment to noncontrolling shareholder	(172)	(130)
Net cash (used in) provided by financing activities	(2,430)	2,778

Effect of exchange rate changes on cash	(6)	4

Change in cash and cash equivalents	(577)	2,470
Cash and cash equivalents at beginning of period	2,453	4,995
Cash and cash equivalents at end of period	$1,876	$7,465

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the "Company"). The condensed consolidated financial statements include all assets, liabilities, revenue, and expenses of InteliStaf of Oklahoma, LLC, which is controlled by the Company but not wholly-owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These entries consisted of all normal recurring items.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2015 condensed consolidated balance sheet included herein was derived from the December 31, 2015 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 11 - Segment Data.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the valuation of accounts receivable, goodwill and intangible assets, other long-lived assets, share-based compensation, accruals for health, workers’ compensation and professional liability claims, valuation of deferred tax assets and the purchase price allocation, derivative liability, legal contingencies, future contingent considerations, income taxes and sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncement

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the ASU, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The Company adopted this guidance in the first quarter of 2016, with no impact on its financial position and results of operations upon adoption. This new guidance may impact the Company for potential measurement adjustments related to its 2015 acquisition. See Note 3 - Acquisitions.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other -Internal-Use Software (Subtopic 350-40), Customers Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license element, then the customer should account for the software license element arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company prospectively adopted this guidance in the first quarter of 2016, with no impact on adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance in the first quarter of 2016, and reclassified $0.5 million of the Company's net debt issuance costs to long-term debt and capital lease obligations in its condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

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

The sellers are also eligible to receive an earnout based on Mediscan's 2016 and 2017 performance that could provide up to an additional $7.0 million of cash. See Note 9 - Fair Value Measurements. The shares of Common Stock issued in connection with the acquisition are subject to a lockup period.

The Company financed the purchase price through a combination of cash-on-hand and borrowings under the Company's senior credit facility. The transaction was treated as a purchase of assets for income tax purposes.

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

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN). Of the purchase price, $2.5 million was deferred and due to the seller 21 months from the acquisition date, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period. The Company incurred $0.4 million in COBRA expenses since the MSN acquisition and, on April 1, 2016, released to the seller the remaining liability of $2.1 million.

Pro Forma Financial Information

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the Mediscan acquisition had occurred as of January 1, 2015, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

Three Months Ended
March 31, 2015
(unaudited, amounts in thousands)

Revenue from services	$196,549

Net income attributable to common shareholders	$3,394

Net income per share attributable to common shareholders - Basic	$0.11

Net income per share attributable to common shareholders - Diluted	$0.10

4.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.2 million at both March 31, 2016 and December 31, 2015.

There was no income tax impact related to foreign currency translation adjustments for the three months ended March 31, 2016 and March 31, 2015.

5.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common shareholders - Basic	$19,022	$2,934
Interest on Convertible Notes	838	829
Gain on derivative liability	(16,436)	(2,147)
Net income attributable to common shareholders - Diluted	$3,424	$1,616

Denominator:
Weighted average common shares - Basic	31,956	31,294
Effective of dilutive shares:
Share-based awards	703	639
Convertible Notes	3,521	3,521
Weighted average common shares - Diluted	36,180	35,454

Net income per share attributable to common shareholders - Basic	$0.60	$0.09

Net income per share attributable to common shareholders - Diluted	$0.09	$0.05

For the periods presented, no tax benefits have been assumed in the weighted average share calculation due to a full valuation allowance on the Company's deferred tax assets.

6.    GOODWILL AND OTHER INTANGIBLES

As of March 31, 2016 and December 31, 2015, the Company had the following acquired intangible assets:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$31,225	$14,650	$16,575	$31,225	$14,150	$17,075
Customer relationships	47,204	21,558	25,646	47,204	20,734	26,470
Non-compete agreements	3,603	3,496	107	3,603	3,486	117
Trade names, definite-lived	3,200	122	3,078	3,200	49	3,151
	$85,232	$39,826	$45,406	$85,232	$38,419	$46,813

Intangible assets not subject to amortization:
Goodwill			$95,096			$95,096
Trade names			36,101			36,101
			$131,197			$131,197

7.    DEBT

At March 31, 2016 and December 31, 2015, long-term debt consists of the following:

	March 31, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based, weighted average interest 2.00% and 2.41% at March 31, 2016 and December 31, 2015, respectively	$6,000	$—	$8,000	$—
Second Lien Term Loan, interest 5.75% at March 31, 2016 and December 31, 2015	30,000	(977)	30,000	(1,052)
Convertible Notes, fixed rate interest of 8.00%	25,000	(5,675)	25,000	(6,007)
Convertible Notes derivative liability	16,901	—	33,337	—
Capital lease obligations	67	—	94	—
Total debt	77,968	(6,652)	96,431	(7,059)
Less current portion	(6,049)	—	(8,071)	—
Long-term debt	$71,919	$(6,652)	$88,360	$(7,059)

Senior Credit Facility

As of March 31, 2016, the First Lien Loan Agreement, with a termination date of June 30, 2017, provides for: a senior secured asset-based revolving credit facility in the aggregate principal amount of up to $85.0 million, which includes a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit.

The revolving credit facility can be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of March 31, 2016, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. The Company is required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2016, was 0.375%.

As of March 31, 2016, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $77.6 million based on the Company's accounts receivable balance as of February 29, 2016. The Company had $23.5 million letters of credit outstanding and $6.0 million drawn under its revolving credit facility, leaving $48.1 million available as of March 31, 2016. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Second Lien Term Loan

The Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan). As of March 31, 2016, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (1% floor) plus 4.75%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

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

Subject to certain exceptions, the Second Lien Term Loan is required to be prepaid with: (a) 50% of excess cash flow (as defined in the Second Lien Term Loan Agreement) above $5.0 million for each fiscal year of the Company, provided that voluntary prepayments of the Second Lien Term Loan made during such fiscal year will reduce the amount of excess cash flow prepayments required for such fiscal year on a dollar-for-dollar basis; (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, as set forth in the agreement, in excess of a defined threshold and subject to the right of the Company to reinvest such proceeds within 12 months; (c) 100% of the net cash proceeds of issuances of debt offerings of the Company and its subsidiaries (except the net cash proceeds of any permitted debt); and (d) 50% of the net cash proceeds of equity offerings of the Company. The Company was not required to make a mandatory prepayment for the fiscal year ending December 31, 2015.

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting the Company’s maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights and, as of March 31, 2016, the Company's "debt" to "EBITDA" ratio was 1.47:1.00. The Company was in compliance with the financial covenants and other covenants contained in the agreement as of March 31, 2016.

Convertible Notes

As of March 31, 2016, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

8.    CONVERTIBLE NOTES DERIVATIVE LIABILITY

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

The Convertible Notes are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. In addition, the Convertible Notes allow the issuer to exercise optional redemption features and the holder to exercise an offer to purchase feature, under certain conditions. The Company accounted for the conversion option in accordance with ASC 815. Since this conversion feature is not considered to be solely indexed to the Company’s own stock the derivative was recorded as a liability in the line item long-term debt on the Company's condensed consolidated balance sheets. See Note 7 - Debt.

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

The inputs into the valuation model are as follows:

March 31, 2016
Closing share price	$11.63
Conversion price	$7.10
Risk-free rate	1.13%
Expected volatility	40%
Dividend yield	—%
Expected life	4.25

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. As of March 31, 2016, a $1 increase or decrease in our stock price would result in a corresponding increase of approximately $3.4 million or corresponding decrease of approximately $3.2 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in a corresponding increase of $0.8 million or corresponding decrease of approximately $0.7 million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the condensed consolidated statements of operations as (gain) loss on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis

At March 31, 2016 and December 31, 2015, the Company’s financial assets/liabilities required to be measured on a recurring basis were: contingent consideration receivable, deferred compensation liability included in other long-term liabilities, convertible notes derivative liability included in long-term debt and capital lease obligations, and contingent purchase price liabilities included in deferred purchase price on the condensed consolidated balance sheets.

Contingent consideration receivable—In connection with the sale of its education seminars business, Cross Country Education, LLC ("CCE"), the Company treated a related performance-based earnout as a contingent consideration receivable at December 31, 2015 for accounting purposes. The Company assigned no fair value to this earnout as of December 31, 2015 as the performance milestones were not met. The amount escrowed for this earnout was released to the Buyer in the first quarter of 2016.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Convertible notes derivative liability—The Company utilizes Level 3 inputs to value its convertible notes derivative liability. See Note 8 - Convertible Notes Derivative Liability.

Contingent purchase price liabilities—Potential earnout payments related to the acquisition of Mediscan are contingent upon meeting certain performance requirements through 2019. See Note 3 - Acquisitions. The long-term portion of these liabilities are included as deferred purchase price, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent purchase price liabilities as significant unobservable inputs were used in the calculation of their fair value. Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of Mediscan gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. Significant increases (decreases) in the volatility, or decreases (increases) in the discount rate would result in a significantly higher (lower) fair value, respectively, and commensurate changes to these liabilities. The fair value of contingent consideration and the associated liabilities will be adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value and liability accretion reflected as acquisition-related contingent consideration on the condensed consolidated statements of operations.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2016 and December 31, 2015:

Fair Value Measurements

	March 31, 2016	December 31, 2015
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,271	$1,412
(Level 3)
Convertible notes derivative liability	$16,901	$33,337
Contingent purchase price liabilities	$3,956	$3,686

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Purchase	Convertible Notes
	Price Liabilities (a)	Derivative Liability
	(amounts in thousands)
December 31, 2015	$3,686	$33,337
Additions	—	—
Payments	(17)	—
Accretion expense	287	—
Valuation gain for the period	—	(16,436)
March 31, 2016	$3,956	$16,901
_______________

(a)
Related to the Mediscan acquisition on October 30, 2015. See Note 3 - Acquisitions. The key assumptions used to calculate the fair value of contingent consideration at the acquisition date remained consistent at March 31, 2016. Accretion expense is included as acquisition-related contingent consideration on the condensed consolidated statement of operations. Should the assumptions regarding probability of achievement of certain targets change in future periods, the change in fair value of the contingent consideration will be recognized, along with accretion expense, as acquisition-related contingent consideration.

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

In the fourth quarter of 2015, in conjunction with the annual testing of indefinite-lived intangible assets not subject to amortization, the Company recorded a pretax non-cash impairment charge of approximately $2.1 million related to its Medical Doctor Associates (MDA) trade names. The Company reduced its long-term revenue forecast for these businesses as part of its forecasting process in the fourth quarter and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge.

The table below presents the fair value of the MDA trade names as of December 31, 2015.

Fair Value Measurements
December 31, 2015
(amounts in thousands)
(Level 3)
MDA trade names	$15,599

Other Fair Value Disclosures

Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The estimated fair value of the Company's debt was calculated using a discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs from available market information.

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Second Lien Term Loan, net	$29,023	$30,600	$28,948	$30,600
Convertible Notes, net	$19,325	$23,750	$18,993	$23,250
Senior Secured Asset-Based Loan	$6,000	$6,000	$8,000	$8,000

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

10.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of March 31, 2016, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's First Lien Loan Agreement and Second Lien Term Loan Agreement. Subject to certain conditions as described in its First Lien Loan Agreement entered into on January 9, 2013, the Company may repurchase up to an aggregate amount of $5.0 million of its Equity Interests. At March 31, 2016, the Company had 32,012,505 shares of Common Stock outstanding.

Share-Based Payments

During the three months ended March 31, 2016, 195,311 of both restricted stock awards and performance stock awards were granted under the 2014 Omnibus Incentive Plan (2014 Plan) to the Company's non-employee Directors and management team. Pursuant to the 2014 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2016 awards, restricted stock will be issued with a vesting date of December 31, 2018, subject to the employee’s continuing employment.

During the first quarter of 2016, the Company's Compensation Committee of the Board of Directors approved a 100% level of attainment for the 2015 performance-based share awards, resulting in the issuance of 148,178 performance shares that will vest on December 31, 2017.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the three months ended March 31, 2016:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2016	586,488	$7.82	234,138	$9.81
Granted	195,311	$11.63	195,311	$11.63
Vested	(69,396)	$10.25	—	$—
Forfeited	(9,657)	$10.61	(6,324)	$11.86
Unvested restricted stock awards, March 31, 2016	702,746	$8.60	423,125	$10.62

During the three months ended March 31, 2016, $0.6 million was included in selling, general and administrative expenses related to share-based payments, and a net of 51,091 shares of Common Stock were issued upon the vesting of restricted stock.

During the three months ended March 31, 2015, $0.4 million was included in selling, general and administrative expenses related to share-based payments, and a net of 14,459 shares of Common Stock were issued upon the vesting of restricted stock.

11.	SEGMENT DATA

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals and branch-based local nurses and allied staffing. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the U.S. The results of the Mediscan acquisition have been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 3 - Acquisitions.

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

●
Other Human Capital Management Services – Subsequent to the sale of CCE on August 31, 2015, Other Human Capital Management Services includes retained and contingent search services for physicians and healthcare executives within the U.S.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$168,765	$149,112
Physician Staffing	24,453	27,347
Other Human Capital Management Services	3,365	9,505
	$196,583	$185,964

Contribution income: (a)
Nurse and Allied Staffing (b)	$16,790	$10,902
Physician Staffing	1,553	2,116
Other Human Capital Management Services	(111)	602
	18,232	13,620

Unallocated corporate overhead (b)	10,368	7,840
Depreciation	1,005	960
Amortization	1,407	982
Acquisition and integration costs	—	118
Acquisition-related contingent consideration	287	—
Income from operations	$5,165	$3,720
_______________

(a)
The Company defines contribution income as income or loss from operations before depreciation, amortization, acquisition and integration costs, acquisition-related contingent consideration and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

(b)	For the three months ended March 31, 2015, $0.3 million of expenses was reclassified from Nurse and Allied Staffing to unallocated corporate overhead to conform to the current period presentation.

12.    COMMITMENTS AND CONTINGENCIES

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
Future minimum lease payments, as of March 31, 2016, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:	(amounts in thousands)
2016	$5,227
2017	6,367
2018	5,409
2019	4,252
2020	3,781
Thereafter	15,472
$40,508

Legal Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of December 31, 2015 and March 31, 2016, on its condensed consolidated balance sheets.

13.	INCOME TAXES

For the periods ended March 31, 2016 and 2015, the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-270-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was 4.0% and 25.4%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was 3.9% and 17.4%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

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

As of March 31, 2016, the Company had approximately $0.9 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($4.0 million, net of deferred taxes, which would affect the effective tax rate if recognized).

The tax years of 2004, 2005, 2008, and 2010 through 2015 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

14.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $1.3 million and $3.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Accounts receivable due from these hospitals at both March 31, 2016 and December 31, 2015 were approximately $0.6 million.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $3.1 million and $2.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively. At both March 31, 2016 and December 31, 2015, the Company had a receivable balance of $1.4 million and a payable balance of $0.2 million, relating to these staffing services.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million in rent expense for these premises for the three months ended March 31, 2016.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which amends certain aspects of ASU No. 2014-09. ASU 2016-10 amends step two of the new revenue standard's five-step model to include guidance on immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations. ASU 2016-10 also provides guidance related to licensing such as, but not limited to, sales-based and usage-based royalties and renewals of licenses that provide a right to use intellectual property. The effective date and transition requirements for ASU 2016-10 are the same as those for ASU 2014-09. The Company is currently evaluating the effect ASU 2016-10 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. There are various methods of adoption for each aspect. The Company is currently evaluating the effect ASU 2016-09 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. When an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The ASU has the same effective date and transition requirements as ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, discussed below. The Company is currently evaluating the effect ASU 2016-08 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments, to clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the effect ASU 2016-06 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief. Full retrospective application is prohibited. The Company is currently evaluating the effect ASU 2016-02 will have on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU was originally effective for public entities for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date by one year and allows early adoption for all entities, however not before the original effective date of annual reports beginning after December 15, 2016. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Cross Country Healthcare, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2015.

Business Overview

Cross Country Healthcare, Inc., is a national leader in providing leading-edge healthcare workforce solutions. Our solutions are geared towards assisting our clients solve labor-related issues while maintaining high quality outcomes. With more than 30 years of experience, we are dedicated to placing highly qualified nurses and physicians as well as allied health, advanced practice, and case management professionals. We also provide both retained and contingent placement services for physicians, as well as retained search services for healthcare executives. We have more than 9,500 active contracts with a broad range of clients in both clinical and nonclinical settings, including acute care hospitals, physician practice groups, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of more than 70 branch office locations, we are able to place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. We are a market leader in providing flexible workforce management solutions, which include managed service programs, optimal workforce solutions, electronic medical record transition, predictive analytics, internal resource pool consulting and development, education healthcare services, and recruitment process outsourcing.

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 86% of our total revenue in the first quarter of 2016. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Our services include the placement of travel and per diem nurses, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. The results of the Mediscan acquisition have been aggregated with our Nurse and Allied Staffing business segment. See Note 3 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 12% of our total revenue in the first quarter of 2016. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists, nurse practitioners and physician assistants under our Medical Doctor Associates (MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue in the first quarter of 2016. Subsequent to the sale of our education seminars business, Cross Country Education, LLC ("CCE") on August 31, 2015, OHCMS is comprised of retained and contingent search services for physicians and healthcare executives within the U.S.

Executive Summary of Operations

For the quarter ended March 31, 2016, revenue from services was $196.6 million, and net income attributable to common shareholders was $19.0 million, or $0.09 per diluted share. Our consolidated net income included an unrealized gain on derivative liability of $16.4 million.

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

Physician Staffing	Days filled is calculated by dividing the total hours invoiced during the period by 8 hours.
Revenue per day filled is calculated by dividing revenue invoiced by days filled for the period presented.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended
	March 31,
	2016	2015
Revenue from services	100.0%	100.0%
Direct operating expenses	74.0	74.7
Selling, general and administrative expenses	21.9	22.1
Bad debt expense	0.1	—
Depreciation and amortization	1.2	1.1
Acquisition-related contingent consideration	0.1	—
Acquisition and integration costs	—	0.1
Income from operations	2.7	2.0
Interest expense	0.8	0.9
Gain on derivative liability	(8.3)	(1.1)
Income before income taxes	10.2	2.2
Income tax expense	0.4	0.6
Consolidated net income	9.8	1.6
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	—
Net income attributable to common shareholders	9.7%	1.6%

Comparison of Results for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2016	2015	$	%
	(Dollars in thousands)
Revenue from services	$196,583	$185,964	$10,619	5.7%
Direct operating expenses	145,537	138,927	6,610	4.8%
Selling, general and administrative expenses	42,933	41,166	1,767	4.3%
Bad debt expense	249	91	158	173.6%
Depreciation and amortization	2,412	1,942	470	24.2%
Acquisition-related contingent consideration	287	—	287	100.0%
Acquisition and integration costs	—	118	(118)	(100.0)%
Income from operations	5,165	3,720	1,445	38.8%
Interest expense	1,635	1,737	(102)	(5.9)%
Gain on derivative liability	(16,436)	(2,147)	14,289	665.5%
Other (income) expense, net	(17)	43	(60)	(139.5)%
Income from continuing operations before income taxes	19,983	4,087	15,896	388.9%
Income tax expense	797	1,037	(240)	(23.1)%
Consolidated net income	19,186	3,050	16,136	529.0%
Less: Net income attributable to noncontrolling interest in subsidiary	164	116	48	41.4%
Net income attributable to common shareholders	$19,022	$2,934	$16,088	548.3%

Revenue from services

Revenue from services increased 5.7%, to $196.6 million for the three months ended March 31, 2016, as compared to $186.0 million for the three months ended March 31, 2015. The increase was entirely from Nurse and Allied Staffing revenue, and partially offset by lower revenue from Physician Staffing and OHCMS. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $6.6 million or 4.8%, to $145.5 million for the three months ended March 31, 2016, as compared to $138.9 million for the three months ended March 31, 2015, primarily due to the Mediscan acquisition, partly offset by the CCE divestiture.

As a percentage of total revenue, direct operating expenses decreased to 74.0% compared to 74.7% in the prior year period primarily due to improved pricing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 4.3%, to $42.9 million for the three months ended March 31, 2016, as compared to $41.2 million for the three months ended March 31, 2015. The increase was primarily due to the impact of the Mediscan acquisition, investments in IT infrastructure and higher compensation expenses, partially offset by a reduction in expenses related to the CCE divestiture. As a percentage of total revenue, selling, general and administrative expenses were 21.9% and 22.1%, for the three months ended March 31, 2016 and March 31, 2015, respectively.

Depreciation and amortization expense
Depreciation and amortization expense totaled $2.4 million for the three months ended March 31, 2016 and $1.9 million for the three months ended March 31, 2015. The increase is the result of the Mediscan acquisition. As a percentage of revenue, depreciation and amortization expense was 1.2% and 1.1% for the three months ended March 31, 2016 and March 31, 2015, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.3 million for the three months ended March 31, 2016 and was related to our acquisition of Mediscan. There were no such costs for the three months ended March 31, 2015. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

We did not incur acquisition and integration costs during the three months ended March 31, 2016. During the three months ended March 31, 2015, we incurred acquisition and integration costs of $0.1 million related to the MSN integration.

Interest expense

Interest expense totaled $1.6 million and $1.7 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease was due to a lower effective interest rate on our Second Lien Term Loan related to an amendment effective July 1, 2015. The effective interest rate on our borrowings was 9.3% for the three month period ended March 31, 2016 compared to 10.7% for the three months ended March 31, 2015.

Gain on derivative liability

Gain on derivative liability of $16.4 million and $2.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively, relate to the change in the fair value of embedded features of our Convertible Notes from the end of the prior years. These gains were primarily a result of a decrease in our share price in the respective periods. See Note 9 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $0.8 million for the three months ended March 31, 2016, compared to$1.0 million for the three months ended March 31, 2015. The effective tax rate was 4.0% and 25.4%, including the impact of discrete items, for the three months ended March 31, 2016 and March 31, 2015, respectively. Excluding discrete items, our effective tax rate for these periods was 3.9% and 17.4%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

Segment Results

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$168,765	$149,112
Physician Staffing	24,453	27,347
Other Human Capital Management Services	3,365	9,505
	$196,583	$185,964

Contribution income:
Nurse and Allied Staffing	$16,790	$10,902
Physician Staffing	1,553	2,116
Other Human Capital Management Services	(111)	602
	18,232	13,620

Unallocated corporate overhead	10,368	7,840
Depreciation	1,005	960
Amortization	1,407	982
Acquisition and integration costs	—	118
Acquisition-related contingent consideration	287	—
Income from operations	$5,165	$3,720

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2016	2015	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,817	6,454	363	5.6%
Average Nurse and Allied Staffing revenue per FTE per day	$272	$257	15	5.8%

Physician Staffing statistical data:
Days filled	16,842	18,644	(1,802)	(9.7)%
Revenue per day filled	$1,521	$1,483	38	2.6%

Segment Comparison - Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $19.7 million, or 13.2%, to $168.8 million for the three months ended March 31, 2016, as compared to $149.1 million for the three months ended March 31, 2015. The year-over-year increase was due to the impact of the Mediscan acquisition and higher bill rates.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended March 31, 2016 increased 5.6% from the three months ended March 31, 2015, primarily due to the impact of the Mediscan acquisition. The average Nurse and Allied Staffing revenue per FTE per day increased 5.8%, reflecting higher average bill rates.

Contribution income from Nurse and Allied Staffing increased $5.9 million or 54.0%, to $16.8 million for the three months ended March 31, 2016, as compared to $10.9 million for the three months ended March 31, 2015. As a percentage of segment revenue, contribution income increased to 9.9% for the three months ended March 31, 2016, compared to 7.3% for the three months ended March 31, 2015, primarily reflecting improvement in our bill/pay spreads.

Physician Staffing

Revenue from Physician Staffing decreased $2.9 million, or 10.6%, to $24.5 million for the three months ended March 31, 2016, as compared to $27.3 million for the three months ended March 31, 2015. The decrease in revenue was primarily due to lower volume partly offset by higher average revenue per day filled.

Physician Staffing days filled decreased 9.7%, to 16,842 days in the three months ended March 31, 2016, as compared to 18,644 days in the three months ended March 31, 2015. Revenue per day filled for the three months ended March 31, 2016 was $1,521, up 2.6% over the prior year, due to improved pricing.

Contribution income from Physician Staffing decreased $0.6 million or 26.6%, to $1.6 million for the three months ended March 31, 2016, as compared to $2.1 million for the three months ended March 31, 2015. As a percentage of segment revenue, contribution income was 6.4% for the three months ended March 31, 2016 and 7.7% for the three months ended March 31, 2015. The year-over-year decrease was largely attributable to reduced operating leverage on the lower revenue.

Other Human Capital Management Services

Revenue from OHCMS decreased $6.1 million, or 64.6%, to $3.4 million for the three months ended March 31, 2016, as compared to $9.5 million for the three months ended March 31, 2015. The decrease was primarily related to the divestiture of CCE in the third quarter of 2015. Excluding CCE, revenue from our physician and executive search business decreased 13.0%.

Contribution income from OHCMS was a loss of $0.1 million for the three months ended March 31, 2016, as compared to income of $0.6 million for the three months ended March 31, 2015. Contribution income as a percentage of segment revenue decreased to a negative 3.3% for the three months ended March 31, 2016 compared to a positive 6.3% for the three months ended March 31, 2015. The decrease was primarily due to the revenue decrease in our search business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead increased $2.5 million or 32.2%, to $10.4 million for the three months ended March 31, 2016, from $7.8 million in the three months ended March 31, 2015. The increase was primarily due to an increase in compensation expense as we continued to centralize functions and investments in IT infrastructure. As a percentage of consolidated revenue, unallocated corporate overhead was 5.3% for the three months ended March 31, 2016, and 4.2% for the three months ended March 31, 2015.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2016, we had $1.9 million in cash and cash equivalents and $71.3 million of total debt, including the cumulative non-cash change in the fair value of convertible notes derivative liability of $10.1 million. Working capital increased to $77.1 million as of March 31, 2016 from $72.7 million as of December 31, 2015. Days' sales outstanding (DSO), which includes balances billed on behalf of our subcontractors, decreased 4 days to 66 days as of March 31, 2016, compared to 70 days as of December 31, 2015. Our net DSO, which excludes amounts owed to subcontractors, is 57 days.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our First Lien Loan Agreement. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $2.6 million in the three months ended March 31, 2016 compared to $0.3 million in the three months ended March 31, 2015, reflecting a 4 day improvement in DSO in the three months ended March 31, 2016 compared to a 4 day increase in DSO in the three months ended March 31, 2015.

Net cash used in investing activities was $0.7 million in the three months ended March 31, 2016, comprised of $1.0 million used for capital expenditures, partially offset by the receipt of the working capital adjustment related to the Mediscan acquisition in the amount of $0.3 million. Investing activities used $0.6 million for capital expenditures in the three months ended March 31, 2015.

Net cash used in financing activities during the three months ended March 31, 2016 was $2.4 million, compared to $2.8 million provided by financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2016, we repaid total debt, net of borrowings, of $2.0 million and used $0.2 million to repurchase stock for tax withholdings and pay $0.2 million to a noncontrolling shareholder. During the three months ended March 31, 2015, we increased our debt by $3.0 million primarily to provide ongoing working capital and for other general corporate purposes.

Debt

Senior Credit Facility

Our First Lien Loan Agreement, as amended, provides for, among other things, a revolving credit facility of $85.0 million and a letter of credit subline of $35.0 million, and has a termination date of June 30, 2017. The revolving credit facility and letter of credit subline is used to provide our ongoing working capital and for other general corporate purposes.

As of March 31, 2016, the interest rate spreads and fees under the First Lien Loan Agreement are based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins are subject to performance pricing adjustments, pursuant to a pricing matrix based on excess availability under the revolving credit facility, and could increase by 200 basis points if an event of default exists. We are required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of March 31, 2016, was 0.375%.

As of March 31, 2016, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $77.6 million based on our accounts receivable balance as of February 29, 2016. We had $23.5 million letters of credit outstanding and $6.0 million drawn under the revolving credit facility, leaving $48.1 million available as of March 31, 2016. The letters of credit relate to our workers’ compensation and professional liability insurance policies. See Note 7 - Debt to our condensed consolidated financial statements.

Second Lien Term Loan

Our Second Lien Term Loan Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan). Amounts borrowed under the Second Lien Term Loan facility that are repaid or prepaid may not be re-borrowed. As of March 31, 2016, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (1% floor) plus 4.75%. The interest rate is subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement.

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

The Second Lien Term Loan Agreement contains customary representations, warranties, and affirmative covenants. Among other things, the agreement also includes a financial covenant limiting our maximum “debt” to “EBITDA” (each, as defined therein) ratio to no greater than 4.50:1.00, subject to customary equity cure rights. As of March 31, 2016, we were in compliance with the financial covenants contained in the agreement. The "debt" to "EBITDA" ratio was 1.47:1.00 as of March 31, 2016. See Note 8 - Debt to our condensed consolidated financial statements.

Convertible Notes

As of March 31, 2016, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of our common stock, at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period.

The Convertible Notes bear interest at a rate of 8.00% per annum, payable in quarterly cash installments; provided, however, that, at our option, up to 4.00% of the interest payable may be “paid-in-kind” through a quarterly addition of such “paid-in-kind” interest amount to the principal amount of the Convertible Notes. The Convertible Notes will mature on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, we are not permitted to redeem the Convertible Notes until June 30, 2017. If we redeem the Convertible Notes on or after June 30, 2017, we are required to pay a premium of 15% of the amount of principal of the Convertible Notes redeemed. See Note 7 - Debt for further information.

In conjunction with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, we have bifurcated and accounted for an embedded derivative related to specific features of these Convertible Notes. As required by ASC 815, the embedded derivative is required to be accounted for as a derivative liability at fair value in our condensed consolidated financial statements. See Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Stockholders’ Equity

See Note 10 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

As of December 31, 2015, the fair value of our Physician Staffing reporting unit exceeded its carrying value by less than 20%.  The rest of our reporting units had fair values that were substantially in excess of their carrying values.  Our Physician Staffing reporting unit had $43.4 million of goodwill as of March 31, 2016.

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

Recent Accounting Pronouncements

See Note 15 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facility and Second Lien Loan Agreement entered. See Note 8 - Debt for further information. During the three months ended March 31, 2016 or 2015, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of March 31, 2016, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

The fair value of this derivative liability is primarily determined by fluctuations in our stock price, as well as changes in our credit profile. As our stock price increases or decreases, the fair value of this derivative liability increases or decreases, resulting in a corresponding current period loss or gain to be recognized. See Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Other Risks

There have been no material changes to our other exposures as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

The evaluation has not identified any changes in our internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not believe the outcome of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31,
2015.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 6, 2016	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President and Chief Executive Officer

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President and Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith