Form 10-Q
period 2016-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2016-08-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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
Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 32,984,741 shares of Common Stock, par value $0.0001 per share, as of July 31, 2016.

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

JUNE 30, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$10,229	$2,453
Accounts receivable, net of allowances of $3,577 in 2016 and $4,045 in 2015	144,611	146,873
Prepaid expenses	5,070	4,521
Insurance recovery receivable	2,811	2,866
Other current assets	1,714	2,032
Total current assets	164,435	158,745
Property and equipment, net of accumulated depreciation of $41,194 in 2016 and $39,368 in 2015	11,018	10,470
Goodwill	77,376	95,096
Intangible assets, net of accumulated amortization of $42,567 in 2016 and $39,754 in 2015 (excluding goodwill)	73,510	82,914
Debt issuance costs, net	1,017	376
Other non-current assets	17,010	17,994
Total assets	$344,366	$365,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$38,224	$41,098
Accrued compensation and benefits	28,964	29,402
Current portion of long-term debt and capital lease obligations	2,033	8,071
Deferred purchase price	—	2,184
Other current liabilities	4,701	5,291
Total current liabilities	73,922	86,046
Long-term debt and capital lease obligations, less current portion	77,738	81,301
Non-current deferred tax liabilities	12,188	18,475
Long-term accrued claims	28,532	30,070
Contingent consideration	2,754	3,533
Other long-term liabilities	4,955	4,826
Total liabilities	200,089	224,251

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	255,310	254,108
Accumulated other comprehensive loss	(1,234)	(1,207)
Accumulated deficit	(110,272)	(112,056)
Total Cross Country Healthcare stockholders' equity	143,807	140,848
Noncontrolling interest	470	496
Total stockholders' equity	144,277	141,344
Total liabilities and stockholders' equity	$344,366	$365,595

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue from services	$199,443	$192,617	$396,026	$378,581
Operating expenses:
Direct operating expenses	144,597	144,254	290,134	283,181
Selling, general and administrative expenses	44,675	40,891	87,608	82,057
Bad debt expense	228	131	477	222
Depreciation	1,059	989	2,064	1,949
Amortization	1,406	983	2,813	1,965
Acquisition-related contingent consideration	183	—	470	—
Acquisition and integration costs	—	40	—	158
Restructuring costs	—	1,007	—	1,007
Impairment charges	24,311	—	24,311	—
Total operating expenses	216,459	188,295	407,877	370,539
(Loss) income from operations	(17,016)	4,322	(11,851)	8,042
Other expenses (income):
Interest expense	1,608	1,772	3,243	3,509
Loss (gain) on derivative liability	3,571	(362)	(12,865)	(2,509)
Loss on early extinguishment of debt	1,568	—	1,568	—
Other (income) expense, net	(34)	27	(51)	70
(Loss) income before income taxes	(23,729)	2,885	(3,746)	6,972
Income tax (benefit) expense	(6,634)	205	(5,837)	1,242
Consolidated net (loss) income	(17,095)	2,680	2,091	5,730
Less: Net income attributable to noncontrolling interest in subsidiary	142	107	306	223
Net (loss) income attributable to common shareholders	$(17,237)	$2,573	$1,785	$5,507

Net (loss) income per share attributable to common shareholders - Basic	$(0.54)	$0.08	$0.06	$0.18

Net (loss) income per share attributable to common shareholders - Diluted	$(0.54)	$0.08	$(0.26)	$0.13

Weighted average common shares outstanding:
Basic	32,085	31,398	32,021	31,346
Diluted	32,085	32,040	36,194	35,508

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated net (loss) income	$(17,095)	$2,680	$2,091	$5,730

Other comprehensive loss, before income tax:
Unrealized foreign currency translation loss	(20)	(32)	(27)	(18)
Other comprehensive loss, before income taxes	(20)	(32)	(27)	(18)
Income tax (benefit) expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive loss, net of tax	(20)	(32)	(27)	(18)

Comprehensive (loss) income	(17,115)	2,648	2,064	5,712
Less: Net income attributable to noncontrolling interest in subsidiary	142	107	306	223
Comprehensive (loss) income attributable to common shareholders	$(17,257)	$2,541	$1,758	$5,489

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Consolidated net income	$2,091	$5,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,877	3,914
Impairment charges	24,311	—
Amortization of debt discount and debt issuance costs	902	936
Provision for allowances	2,254	642
Loss on early extinguishment of debt	1,568	—
Deferred income tax (benefit) expense	(6,288)	1,412
Gain on derivative liability	(12,865)	(2,509)
Acquisition-related contingent consideration	470	—
Equity compensation	1,767	1,216
Other non-cash costs	5	19
Changes in operating assets and liabilities:
Accounts receivable	9	(8,134)
Prepaid expenses and other assets	565	1,458
Income taxes	(665)	(329)
Accounts payable and accrued expenses	(5,007)	1,190
Other liabilities	(1,127)	452
Net cash provided by operating activities	12,867	5,997

Cash flows from investing activities
Acquisition-related settlements - Medical Staffing Network	(2,155)	—
Acquisition-related settlements - Mediscan	297	—
Purchases of property and equipment	(2,616)	(1,033)
Net cash used in investing activities	(4,474)	(1,033)

Cash flows from financing activities
Proceeds from borrowing on Senior Credit Facility	40,000	—
Debt issuance costs	(990)	—
Principal payments on Second Lien Term Loan	(30,000)	—
Extinguishment fees	(641)	—
Repayments on Senior Secured Asset-Based revolving credit facility	(65,200)	(34,800)
Borrowings under Senior Secured Asset-Based revolving credit facility	57,200	34,300
Repayments of capital lease obligations	(47)	(53)
Cash paid for shares withheld for taxes	(565)	(465)
Payment of contingent consideration	(17)	—
Cash payment to noncontrolling shareholder	(332)	(247)
Net cash used in financing activities	(592)	(1,265)

Effect of exchange rate changes on cash	(25)	(15)

Change in cash and cash equivalents	7,776	3,684
Cash and cash equivalents at beginning of period	2,453	4,995
Cash and cash equivalents at end of period	$10,229	$8,679

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customers Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license element, then the customer should account for the software license element arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company prospectively adopted this guidance in the first quarter of 2016, with no impact on adoption.

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

The sellers are also eligible to receive an earnout based on Mediscan's 2016 and 2017 performance that could provide up to an additional $7.0 million of cash. As of June 30, 2016, a total of $4.1 million was estimated as the fair value for this contingent consideration and accordingly, is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 9 - Fair Value Measurements. The shares of Common Stock issued in connection with the acquisition were subject to a lockup period, which ended April 30, 2016.

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method of accounting. Mediscan's results of operations are included in the consolidated statements of operations from October 30, 2015 and have been included in the Company's Nurse and Allied Staffing business segment. As such, the associated goodwill related to the acquisition is fully allocated to Nurse and Allied Staffing.

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

Six Months Ended
June 30, 2015
(unaudited, amounts in thousands)

Revenue from services	$399,389

Net income attributable to common shareholders	$6,629

Net income per share attributable to common shareholders - Basic	$0.21

Net income per share attributable to common shareholders - Diluted	$0.16

4.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.2 million at both June 30, 2016 and December 31, 2015.

There was no income tax impact related to foreign currency translation adjustments for the three and six months ended June 30, 2016 and June 30, 2015.

5.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common shareholders - Basic	$(17,237)	$2,573	$1,785	$5,507
Interest on Convertible Notes	*	*	1,677	1,667
Gain on derivative liability	*	*	(12,865)	(2,509)
Net income attributable to common shareholders - Diluted	$(17,237)	$2,573	$(9,403)	$4,665

Denominator:
Weighted average common shares - Basic	32,085	31,398	32,021	31,346
Effective of dilutive shares:
Share-based awards	—	642	652	641
Convertible Notes	—	—	3,521	3,521
Weighted average common shares - Diluted	32,085	32,040	36,194	35,508

Net income per share attributable to common shareholders - Basic	$(0.54)	$0.08	$0.06	$0.18

Net income per share attributable to common shareholders - Diluted	$(0.54)	$0.08	$(0.26)	$0.13

* For the three months ended June 30, 2016 and 2015, the Convertible Notes would have been anti-dilutive if converted at the beginning of the respective periods and therefore, amounts are not applicable.

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

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Convertible Notes and share-based awards	4,146,517	3,725,326	18,798	174,485

6.    GOODWILL AND OTHER INTANGIBLES

As of June 30, 2016 and December 31, 2015, the Company had the following acquired intangible assets:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$31,225	$15,148	$16,077	$31,225	$14,150	$17,075
Customer relationships	41,212	22,382	18,830	47,204	20,734	26,470
Non-compete agreements	3,603	3,506	97	3,603	3,486	117
Trade names, definite-lived	3,200	196	3,004	3,200	49	3,151
	$79,240	$41,232	$38,008	$85,232	$38,419	$46,813

Intangible assets not subject to amortization:
Goodwill			$77,376			$95,096
Trade names			35,502			36,101
			$112,878			$131,197

As of June 30, 2016, estimated annual amortization expense for continuing operations is as follows:

Through Year Ending December 31:	(amounts in thousands)
2016	$2,087
2017	4,140
2018	4,055
2019	4,019
2020	3,914
Thereafter	19,793
$38,008

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Other Human Capital Management Services	Total
	(amounts in thousands)
Balances as of December 31, 2015
Aggregate goodwill acquired	$302,005	$43,405	$19,307	$364,717
Sale of CCE	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	42,273	43,405	9,418	95,096

Changes to aggregate goodwill in 2016
Impairment charges	—	(17,720)	—	(17,720)

Balances as of June 30, 2016
Aggregate goodwill acquired	302,005	43,405	19,307	364,717
Sale of CCE	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(17,720)	—	(277,452)
Goodwill, net of impairment loss	$42,273	$25,685	$9,418	$77,376

During the three and six months ended June 30, 2016, total impairment charges on the condensed consolidated statement of operations were $24.3 million and entirely related to the Physician Staffing reporting unit. The impairment charges included $17.7 million related to goodwill, $0.6 million related to trade names, and $6.0 million related to customer relationships. In the second quarter of 2016, the Physician Staffing reporting unit continued to under-perform relative to management’s expectations. The lower than expected revenue was driven by lower booking volumes partly due to the loss of customers, and margins that were negatively impacted from continued investments in the business all through the first half of 2016. The Company considered these factors to be impairment indicators that warranted impairment testing of goodwill and other intangible assets as described below.
2016 Goodwill Impairment

To determine the fair value of the Physician Staffing reporting unit, the Company used a combination of an income and a market approach to calculate the fair value of the Physician Staffing reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on the Company’s discrete financial forecast of revenue, gross profit margins, operating costs and cash flows. It also considered historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The assumptions used in the income approach included a discount rate of 11.5% and a terminal value growth rate of 3.0% for cash flows beyond the discrete forecast period of ten years.
Assumptions used in the market approach included valuation multiples based on an analysis of multiples for comparable public companies. The Company utilized total enterprise value/Earnings before Interest Taxes Depreciation and Amortization (EBITDA) ranging from 7.5 to 8.5.
A 50% weighting was applied to the components of each approach to estimate the total fair value of goodwill. This weight is an estimate by management and was developed based on the specific characteristics, risks and uncertainties of the Physician Staffing reporting unit.
As a result of the testing, the Company compared the implied fair value of goodwill to its carrying amount and recorded a non-cash pre tax goodwill impairment charge of $17.7 million.

2016 Other Intangible Asset Impairment
Trade Names
The Company valued the Physician Staffing trade names based on a Relief From Royalty methodology using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method. The calculated value of the trade names was compared to its carrying amount and, as a result, the Company recorded a non-cash pre tax impairment charge of $0.6 million.
Customer Relationships
The Company valued the Physician Staffing customer relationships based on the Multi-Period Excess Earnings Method (MPEEM). The MPEEM estimates the fair value based on the present value of the allocated future economic benefits. The inputs include the projected revenue and associated expenses from the customers, an estimated attrition rate, and a discount rate of 13.5%. The Company performed a recoverability test on the asset group which customers are a part of and deemed customer relationships to be impaired. As a result, the calculated value of customer relationships was compared to its carrying amount and the Company recorded a non-cash pre tax impairment charge of $6.0 million.
The Company based its fair value estimates on assumptions it believed to be reasonable, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.
See Note 9 - Fair Value Measurements.
7.    DEBT

At June 30, 2016 and December 31, 2015, long-term debt consists of the following:

	June 30, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 2.71% at June 30, 2016	$40,000	$(406)	$—	$—
Senior Secured Asset-Based, weighted average interest 2.41% at December 31, 2015	—	—	8,000	—
Second Lien Term Loan, interest 5.75% at December 31, 2015	—	—	30,000	(1,052)
Convertible Notes, fixed rate interest of 8.00%	25,000	(5,342)	25,000	(6,007)
Convertible Notes derivative liability	20,472	—	33,337	—
Capital lease obligations	47	—	94	—
Total debt	85,519	(5,748)	96,431	(7,059)
Less current portion	(2,033)	—	(8,071)	—
Long-term debt	$83,486	$(5,748)	$88,360	$(7,059)

As of June 30, 2016, the aggregate scheduled maturities of debt are as follows:

	Term Loan	Convertible Notes	Capital Leases
	(amounts in thousands)
Through Years Ending December 31:
2016	$1,000	$—	$24
2017	2,500	—	13
2018	3,000	—	8
2019	3,500	—	2
2020	4,000	25,000	—
Thereafter	26,000	—	—
Total	$40,000	$25,000	$47
At December 31, 2015, the Company had a senior secured asset-based revolving credit facility ("First Lien Loan"), with a termination date of June 30, 2017, in the aggregate principal amount of up to $85.0 million, which included a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit. The Company also had a five-year second lien term loan facility ("Second Lien Term Loan") in an aggregate principal amount of $30.0 million. The Company had the ability, at its option at any time, to prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which range from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after June 30, 2017.
2016 Senior Credit Facilities

On June 22, 2016, the Company entered into a senior credit agreement (“Credit Agreement”), which provides a term loan of $40.0 million ("Term Loan") and a revolving credit facility of up to $100.0 million ("Revolving Credit Facility") (together with the Term Loan, the "Senior Credit Facilities") both of which mature in five years. The Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit.  The Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility or establish one or more additional term loans in an aggregate amount of up to $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. The Term Loan is payable in quarterly installments, with the first payment due September 30, 2016, and each such installment being in the aggregate principal amount (subject to adjustment as a result of prepayments) equal to 1.25% of the principal amount for the first four installments, 1.875% for the next eight installments and 2.50% of the principal amount for the remaining installments.
Proceeds of the Senior Credit Facilities were used primarily to refinance the Company’s First Lien Loan and Second Lien Term Loan and to pay related transaction fees and expenses, including a prepayment penalty of $0.6 million. In addition, as of June 22, 2016, $23.1 million of standby letters of credit issued under the First Lien Loan have been rolled into and been deemed issued under the Revolving Credit Facility. The Revolving Credit Facility can be used to provide ongoing working capital, fund permitted acquisitions and for other general corporate purposes of the Company and its subsidiaries.
The repayment of the Second Lien Term Loan was treated as extinguishment of debt and, as a result, the Company recognized a loss on extinguishment of debt of approximately $1.6 million in the second quarter of 2016, related to the write-off of unamortized net debt discount and issuance costs as well as transaction fees and expenses.

Subject to the Credit Agreement, the Company pays interest on (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, is a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date as set forth in the table below.

Level	Consolidated Net Leverage Ratio	Eurodollar Loans, LIBOR Index Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
I	Less than 1.50:1.00	1.75%	0.75%	0.25%
II	Greater than or equal to 1.50:1.00 but less than 2.00:1.00	2.00%	1.00%	0.30%
III	Greater than or equal to 2.00:1.00 but less than 2.50:1.00	2.25%	1.25%	0.30%
IV	Greater than or equal to 2.50:1.00 but less than 3.00:1.00	2.50%	1.50%	0.35%
V	Greater than or equal to 3.00:1.00	2.75%	1.75%	0.40%

As of June 30, 2016, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 225 basis points. The interest rate is subject to an increase of 200 basis points if an event of default exists under the Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, based on the Applicable Margin which, as of June 30, 2016, was 0.30%.

The Company has the right at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty, by giving irrevocable written notice (or telephonic notice promptly confirmed in writing) except that such notice shall be revocable if a prepayment is being made in anticipation of concluding a financing arrangement, and the Company is ultimately unable to secure such financing arrangement. The Company is required to prepay the Senior Credit Facilities under certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

The Credit Agreement contains customary representations, warranties, and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to some exceptions, on (i) indebtedness and preferred equity, (ii) liens, (iii) fundamental changes, (iv) investments, (v) restricted payments, and (vi) sale of assets and certain other restrictive agreements. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of the Company’s business. The Credit Agreement also includes two financial covenants, commencing with the fiscal quarter ending September 30, 2016: (i) limiting the Company’s maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending September 30, 2016 through June 30, 2017, 3.25:1.00 for the fiscal quarters ending September 30, 2017 through June 30, 2018, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and, (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00.

The obligations under the Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in the Collateral (as defined therein).
As of June 30, 2016, the Company had $23.1 million letters of credit outstanding and $76.9 million available under the Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Convertible Notes

As of June 30, 2016, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

The inputs into the valuation model are as follows:

June 30, 2016
Closing share price	$13.92
Conversion price	$7.10
Risk-free rate	0.91%
Expected volatility	40%
Dividend yield	—%
Expected life	4.00

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. In addition, changes in our credit risk profile impact the fair value determination. As of June 30, 2016, a $1 increase or decrease in our stock price would result in a corresponding increase or decrease of approximately $3.3 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in a corresponding increase or decrease of $0.8 million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the condensed consolidated statements of operations as loss (gain) on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis

At June 30, 2016 and December 31, 2015, the Company’s financial assets/liabilities required to be measured on a recurring basis were: contingent consideration receivable, deferred compensation liability included in other long-term liabilities, convertible notes derivative liability included in long-term debt and capital lease obligations, and contingent purchase price liabilities included in deferred purchase price on the condensed consolidated balance sheets.

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

Contingent purchase price liabilities—Potential earnout payments related to the acquisition of Mediscan are contingent upon meeting certain performance requirements through 2019. See Note 3 - Acquisitions. The long-term portion of these liabilities is included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent purchase price liabilities as significant unobservable inputs were used in the calculation of their fair value. Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of Mediscan gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. Significant increases (decreases) in the volatility, or decreases (increases) in the discount rate would result in a significantly higher (lower) fair value, respectively, and commensurate changes to these liabilities. The fair value of contingent consideration and the associated liabilities will be adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value and liability accretion reflected as acquisition-related contingent consideration on the condensed consolidated statements of operations.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2016 and December 31, 2015:

Fair Value Measurements

	June 30, 2016	December 31, 2015
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,362	$1,412
(Level 3)
Convertible Notes derivative liability	$20,472	$33,337
Contingent purchase price liabilities	$4,139	$3,686

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Purchase	Convertible Notes
	Price Liabilities (a)	Derivative Liability
	(amounts in thousands)
December 31, 2015	$3,686	$33,337
Payments	(17)	—
Accretion expense	287	—
Valuation gain for the period	—	(16,436)
March 31, 2016	3,956	16,901
Accretion expense	183	—
Valuation loss for the period	—	3,571
June 30, 2016	$4,139	$20,472
_______________

(a)
Related to the Mediscan acquisition on October 30, 2015. See Note 3 - Acquisitions. The key assumptions used to calculate the fair value of contingent consideration at the acquisition date remained consistent at June 30, 2016. Accretion expense is included as acquisition-related contingent consideration on the condensed consolidated statement of operations. Should the assumptions regarding probability of achievement of certain targets change in future periods, the change in fair value of the contingent consideration will be recognized, along with accretion expense, as acquisition-related contingent consideration.

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

The Company recorded total pre tax non-cash impairment charges of $24.3 million ($17.3 million after tax) related to its Physician Staffing reporting unit. See Note 6 - Goodwill and Other Intangibles for more information about the fair value measurements and related inputs.

The table below presents the fair value of the Physician Staffing goodwill and intangible assets required to be measured at fair value as of June 30, 2016.

Fair Value Measurements
June 30, 2016
(amounts in thousands)
(Level 3)
Goodwill	$25,685
Trade names	$15,000
Customer relationships	$1,300

Other Fair Value Disclosures

Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short and long-term debt. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The estimated fair value of the Company's debt was calculated using a discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs from available market information. The estimated fair value of the Company's new term loan facility approximates principal amount due to the short time span since the Company entered into the new Credit Agreement.

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Second Lien Term Loan, net	$—	$—	$28,948	$30,600
Term Loan, net	$39,593	$39,593	$—	$—
Convertible Notes, net	$19,658	$28,500	$18,993	$23,250
Senior Secured Asset-Based Loan	$—	$—	$8,000	$8,000

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

Stock Repurchase Program

During the six months ended June 30, 2016 and 2015, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of June 30, 2016, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's new Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $2.5 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its new Credit Agreement. At June 30, 2016, the Company had 32,198,575 shares of Common Stock outstanding.

Share-Based Payments

During the six months ended June 30, 2016, 246,020 of restricted stock awards and 202,442 of performance stock awards were granted under the 2014 Omnibus Incentive Plan (2014 Plan) to the Company's non-employee Directors and management team. Pursuant to the 2014 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2016 awards, restricted stock will be issued with a vesting date of December 31, 2018, subject to the employee’s continuing employment.

During the first quarter of 2016, the Company's Compensation Committee of the Board of Directors approved a 100% level of attainment for the 2015 performance-based share awards, resulting in the issuance of 148,178 performance shares that will vest on December 31, 2017.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the six months ended June 30, 2016:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2016	586,488	$7.82	234,138	$9.81
Granted	246,020	$12.01	202,442	$11.63
Vested	(259,951)	$7.06	—	$—
Forfeited	(12,667)	$10.85	(9,334)	$11.79
Unvested restricted stock awards, June 30, 2016	559,890	$9.95	427,246	$10.63

During the three and six months ended June 30, 2016, $1.1 million and $1.8 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 164,274 and 215,365 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

●
Physician Staffing – Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Subsequent to the sale of CCE on August 31, 2015, Other Human Capital Management Services includes retained and contingent search services for physicians, healthcare executives and other healthcare professionals within the U.S.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$172,048	$152,677	$340,813	$301,789
Physician Staffing	23,927	29,794	48,380	57,141
Other Human Capital Management Services	3,468	10,146	6,833	19,651
	$199,443	$192,617	$396,026	$378,581

Contribution income: (a)
Nurse and Allied Staffing (b)	$17,615	$12,821	$34,405	$23,723
Physician Staffing	2,050	2,228	3,603	4,344
Other Human Capital Management Services	69	747	(42)	1,349
	19,734	15,796	37,966	29,416

Unallocated corporate overhead (b)	9,791	8,455	20,159	16,295
Depreciation	1,059	989	2,064	1,949
Amortization	1,406	983	2,813	1,965
Acquisition and integration costs	—	40	—	158
Acquisition-related contingent consideration	183	—	470	—
Restructuring costs	—	1,007	—	1,007
Impairment charges	24,311	—	24,311	—
(Loss) income from operations	$(17,016)	$4,322	$(11,851)	$8,042
_______________

(a)
The Company defines contribution income as income or loss from operations before depreciation, amortization, acquisition and integration costs, acquisition-related contingent consideration, restructuring costs, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

(b)
For the three and six months ended June 30, 2015, $0.3 million and $0.6 million, respectively, of expenses was reclassified from Nurse and Allied Staffing to unallocated corporate overhead to conform to the current period presentation.

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
Future minimum lease payments, as of June 30, 2016, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:	(amounts in thousands)
2016	$3,657
2017	6,541
2018	5,569
2019	4,365
2020	3,879
Thereafter	15,489
$39,500

Legal Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of December 31, 2015 and June 30, 2016, on its condensed consolidated balance sheets.

13.	INCOME TAXES

For the periods ended June 30, 2016 and 2015, the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-270-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three and six months ended June 30, 2016 was 28.0% and 155.8%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2016 was 27.2% and 151.3%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

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

As of June 30, 2016, the Company had approximately $0.9 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($4.3 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the six months ended June 30, 2016, the Company had gross increases of $0.5 million to its current year unrecognized tax benefits related to federal and state tax issues.

The tax years of 2004, 2005, 2008, and 2010 through 2015 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

14.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $1.3 million and $2.7 million for the three and six months ended June 30, 2016, respectively. Revenue related to these transactions was $4.0 million and $7.0 million for the three and six months ended June 30, 2015, respectively. Accounts receivable due from these hospitals at both June 30, 2016 and December 31, 2015 were approximately $0.6 million.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $2.9 million and $6.0 million for the three and six months ended June 30, 2016, respectively, and $2.2 million and $4.3 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had a receivable balance of $1.5 million and $1.4 million, respectively, and a payable balance of $0.1 million and $0.2 million, respectively, relating to these staffing services.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.2 million in rent expense for these premises for the three and six months ended June 30, 2016, respectively.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

Business Overview

Cross Country Healthcare is a national leader in providing innovative healthcare workforce solutions and staffing services. Our solutions leverage our nearly 40 years of expertise and insight to assist clients in solving complex labor-related challenges while maintaining high quality outcomes. We are dedicated to recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. With more than 9,500 active contracts, our diverse client base includes both clinical and nonclinical settings, servicing acute care hospitals, physician practice groups, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of more than 70 branch office locations, we are able to place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. We are a market leader in providing flexible workforce management solutions, which include managed service programs (MSP), internal resource pool consulting and development, electronic medical record (EMR) transition staffing, recruitment process outsourcing, predictive modeling and consultative services. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 86% of our total revenue in the second quarter of 2016. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Our services include the placement of travel and per diem nurses, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. The results of the Mediscan acquisition have been aggregated with our Nurse and Allied Staffing business segment. See Note 3 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 12% of our total revenue in the second quarter of 2016. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists, nurse practitioners and physician assistants under our Medical Doctor Associates (MDA) and Saber-Salisbury brands as independent contractors on temporary assignments throughout the U.S.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue in the second quarter of 2016. Subsequent to the sale of our education seminars business, Cross Country Education, LLC ("CCE") on August 31, 2015, OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the U.S.

Executive Summary of Operations

For the quarter ended June 30, 2016, revenue from services was $199.4 million, and net loss attributable to common shareholders was $17.2 million, or $0.54 per diluted share. The consolidated net loss was primarily attributable to the following non-cash charges: an impairment charge of $24.3 million related to the Physician Staffing segment, an unrealized loss on derivative liability of $3.6 million, and a loss on early extinguishment of debt of $1.6 million (total of $22.5 million after taxes). Cash flow provided by operating activities for the six months ended June 30, 2016 was $12.9 million.

In June 2016, we entered a new $140 million Credit Agreement (Senior Credit Facilities), which provides a $40 million Term Loan and a Revolving Credit Facility of up to $100 million, both of which mature in five years. Proceeds of the Senior Credit Facilities were used primarily to refinance the Company’s First Lien Loan and Second Lien Term Loan and to pay related transaction fees and expenses. In addition, $23.1 million of standby letters of credit issued under the First Lien Loan have been rolled into and been deemed issued under the Revolving Credit Facility. The Revolving Credit Facility can be used to provide ongoing working capital, fund permitted acquisitions and for other general corporate purposes of the Company and its subsidiaries. The new Credit Agreement significantly lowers our overall borrowing costs and expands our liquidity, allowing us to continue to grow our business and make strategic investments. See Note 7 - Debt to our condensed consolidated financial statements for further information.

Throughout the quarter, we continued to make investments in our business to improve our technology infrastructure and add recruiter capacity.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	72.5	74.9	73.3	74.8
Selling, general and administrative expenses	22.4	21.2	22.1	21.7
Bad debt expense	0.1	0.1	0.1	0.1
Depreciation and amortization	1.2	1.1	1.2	1.0
Acquisition-related contingent consideration	0.1	—	0.1	—
Restructuring costs	—	0.5	—	0.3
Impairment charges	12.2	—	6.1	—
(Loss) income from operations	(8.5)	2.2	(2.9)	2.1
Interest expense	0.8	0.9	0.8	0.9
Loss (gain) on derivative liability	1.8	(0.2)	(3.2)	(0.7)
Loss on early extinguishment of debt	0.8	—	0.4	—
(Loss) income before income taxes	(11.9)	1.5	(0.9)	1.9
Income tax (benefit) expense	(3.3)	0.1	(1.5)	0.3
Consolidated net (loss) income	(8.6)	1.4	0.6	1.6
Less: Net income attributable to noncontrolling interest in subsidiary	—	0.1	0.1	0.1
Net (loss) income attributable to common shareholders	(8.6)%	1.3%	0.5%	1.5%

Comparison of Results for the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2016	2015	$	%
	(Dollars in thousands)
Revenue from services	$199,443	$192,617	$6,826	3.5%
Direct operating expenses	144,597	144,254	343	0.2%
Selling, general and administrative expenses	44,675	40,891	3,784	9.3%
Bad debt expense	228	131	97	74.0%
Depreciation and amortization	2,465	1,972	493	25.0%
Acquisition-related contingent consideration	183	—	183	100.0%
Acquisition and integration costs	—	40	(40)	(100.0)%
Restructuring costs	—	1,007	(1,007)	(100.0)%
Impairment charges	24,311	—	24,311	100.0%
(Loss) income from operations	(17,016)	4,322	(21,338)	(493.7)%
Interest expense	1,608	1,772	(164)	(9.3)%
Loss (gain) on derivative liability	3,571	(362)	3,933	1,086.5%
Loss on early extinguishment of debt	1,568	—	1,568	100.0%
Other (income) expense, net	(34)	27	(61)	(225.9)%
(Loss) income from continuing operations before income taxes	(23,729)	2,885	(26,614)	(922.5)%
Income tax (benefit) expense	(6,634)	205	(6,839)	(3,336.1)%
Consolidated net (loss) income	(17,095)	2,680	(19,775)	(737.9)%
Less: Net income attributable to noncontrolling interest in subsidiary	142	107	35	32.7%
Net (loss) income attributable to common shareholders	$(17,237)	$2,573	$(19,810)	(769.9)%

Revenue from services

Revenue from services increased 3.5%, to $199.4 million for the three months ended June 30, 2016, as compared to $192.6 million for the three months ended June 30, 2015. The increase was entirely from Nurse and Allied Staffing, and partially offset by lower revenue from Physician Staffing and OHCMS. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $0.3 million or 0.2%, to $144.6 million for the three months ended June 30, 2016, as compared to $144.3 million for the three months ended June 30, 2015, primarily due to the Mediscan acquisition, partly offset by lower direct operating expenses in Physician Staffing as well as lower expenses due to the CCE divestiture.

As a percentage of total revenue, direct operating expenses decreased to 72.5% compared to 74.9% in the prior year period primarily due to improved pricing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 9.3%, to $44.7 million for the three months ended June 30, 2016, as compared to $40.9 million for the three months ended June 30, 2015. The increase was primarily due to investments in our IT infrastructure and revenue producing headcount such as recruiters and workforce solutions specialists, as well as higher marketing costs for candidate attraction and additional expenses pertaining to the Mediscan business, which were partially offset by a reduction in expenses related to the CCE divestiture. As a percentage of total revenue, selling, general and administrative expenses were 22.4% and 21.2%, for the three months ended June 30, 2016 and June 30, 2015, respectively.

Depreciation and amortization expense

Depreciation and amortization expense totaled $2.5 million for the three months ended June 30, 2016 and $2.0 million for the three months ended June 30, 2015. The increase is the result of the Mediscan acquisition. As a percentage of revenue, depreciation and amortization expense was 1.2% and 1.1% for the three months ended June 30, 2016 and June 30, 2015, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.2 million for the three months ended June 30, 2016 and was related to our acquisition of Mediscan. There were no such costs for the three months ended June 30, 2015. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Restructuring costs

We did not incur restructuring costs during the three months ended June 30, 2016. During the three months ended June 30, 2015, we incurred $1.0 million in restructuring costs related to severance and lease consolidations.

Impairment charges

In the second quarter of 2016, we conducted an assessment of our goodwill and identifiable intangible assets related to Physician Staffing, which resulted in impairment charges of $24.3 million relating to the reporting unit. Based on its recent under-performance to plan, we revised our growth assumptions for the Physician Staffing reporting unit which triggered our evaluation. We did not incur impairment charges during the three months ended June 30, 2015. See Critical Accounting Principles and Estimates and Note 6 - Goodwill and Other Intangibles to our condensed consolidated financial statements.

Interest expense

Interest expense totaled $1.6 million and $1.8 million for the three months ended June 30, 2016 and June 30, 2015, respectively. The decrease was due to a lower effective interest rate on our Second Lien Term Loan related to an amendment effective July 1, 2015. The effective interest rate on our borrowings was 9.1% for the three month period ended June 30, 2016 compared to 10.2% for the three months ended June 30, 2015.

Loss (gain) on derivative liability

We incurred a loss on derivative liability of $3.6 million and a gain on derivative liability of $0.4 million for the three months ended June 30, 2016 and June 30, 2015, respectively, related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarters. The loss in 2016 was primarily a result of an increase in our share price compared to the prior quarter end, partially offset by a reduction in credit risk. The gain in 2015 was primarily a result of our improved credit quality that decreased the value of the conversion feature, partially offset by an increase in our share price compared to the prior quarter end. See Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $1.6 million for the three months ended June 30, 2016 is related to the extinguishment of our Second Lien Term Loan and includes the write-off of unamortized net debt discount and issuance costs as well as a redemption premium of $0.6 million. See Note 7 - Debt to our condensed consolidated financial statements.

Income tax (benefit) expense

Income tax benefit from continuing operations totaled $6.6 million for the three months ended June 30, 2016, compared to income tax expense of $0.2 million for the three months ended June 30, 2015. The effective tax rate was 28.0% and 7.1%, including the impact of discrete items, for the three months ended June 30, 2016 and June 30, 2015, respectively. Excluding discrete items, our effective tax rate for these periods was 27.2% and 23.0%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

Comparison of Results for the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2016	2015	$	%
	(Dollars in thousands)
Revenue from services	$396,026	378,581	$17,445	4.6%
Direct operating expenses	290,134	283,181	6,953	2.5%
Selling, general and administrative expenses	87,608	82,057	5,551	6.8%
Bad debt expense	477	222	255	114.9%
Depreciation and amortization	4,877	3,914	963	24.6%
Acquisition-related contingent consideration	470	—	470	100.0%
Acquisition and integration costs	—	158	(158)	(100.0)%
Restructuring costs	—	1,007	(1,007)	(100.0)%
Impairment charges	24,311	—	24,311	100.0%
(Loss) income from operations	(11,851)	8,042	(19,893)	(247.4)%
Interest expense	3,243	3,509	(266)	(7.6)%
Gain on derivative liability	(12,865)	(2,509)	(10,356)	(412.8)%
Loss on early extinguishment of debt	1,568	—	1,568	100.0%
Other (income) expense, net	(51)	70	(121)	(172.9)%
(Loss) income from continuing operations before income taxes	(3,746)	6,972	(10,718)	(153.7)%
Income tax (benefit) expense	(5,837)	1,242	(7,079)	(570.0)%
Consolidated net income	2,091	5,730	(3,639)	(63.5)%
Less: Net income attributable to noncontrolling interest in subsidiary	306	223	83	37.2%
Net income attributable to common shareholders	$1,785	$5,507	$(3,722)	(67.6)%

Revenue from services

Revenue from services increased 4.6%, to $396.0 million for the six months ended June 30, 2016, as compared to $378.6 million for the six months ended June 30, 2015. The increase was entirely from Nurse and Allied Staffing, and partially offset by lower revenue from Physician Staffing and OHCMS. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $7.0 million or 2.5%, to $290.1 million for the six months ended June 30, 2016, as compared to $283.2 million for the six months ended June 30, 2015, primarily due to the Mediscan acquisition, partly offset by the impact of the divestiture of CCE and lower direct costs in Physician Staffing.

As a percentage of total revenue, direct operating expenses decreased to 73.3% compared to 74.8% in the prior year period primarily due to improved pricing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 6.8%, to $87.6 million for the six months ended June 30, 2016, as compared to $82.1 million for the six months ended June 30, 2015. The increase was primarily due to investments in our IT infrastructure and revenue producing headcount such as recruiters and workforce solutions specialists, as well as higher marketing costs for candidate attraction and additional expenses pertaining to the Mediscan business, which were partially offset by a reduction in expenses related to the CCE divestiture. As a percentage of total revenue, selling, general and administrative expenses were 22.1% and 21.7% for the six months ended June 30, 2016 and June 30, 2015, respectively.

Depreciation and amortization expense

Depreciation and amortization expense totaled $4.9 million for the six months ended June 30, 2016 and $3.9 million for the six months ended June 30, 2015. The increase is the result of the Mediscan acquisition. As a percentage of revenue, depreciation and amortization expense was 1.2% and 1.0% for the six months ended June 30, 2016 and June 30, 2015, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.5 million for the six months ended June 30, 2016 and was related to our acquisition of Mediscan. There were no such costs for the six months ended June 30, 2015. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Restructuring costs

We did not incur restructuring costs during the six months ended June 30, 2016. During the six months ended June 30, 2015, we incurred $1.0 million in restructuring costs related to severance and lease consolidations.

Impairment charges

For the six months ended June 30, 2016, we recorded impairment charges of $24.3 million relating to the Physician Staffing reporting unit. Based on its under-performance to plan, we revised our growth assumptions for the Physician Staffing reporting unit which triggered our evaluation. We did not incur impairment charges during the six months ended June 30, 2015. See Critical Accounting Principles and Estimates and Note 6 - Goodwill and Other Intangibles to our condensed consolidated financial statements.

Interest expense

Interest expense totaled $3.2 million and $3.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease was due to a lower effective interest rate on our Second Lien Term Loan related to an amendment effective July 1, 2015. The effective interest rate on our borrowings was 9.4% for the six month period ended June 30, 2016 compared to 10.5% for the six months ended June 30, 2015.

Gain on derivative liability

Gain on derivative liability of $12.9 million and $2.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively, relate to the change in the fair value of embedded features of our Convertible Notes from the end of the prior year. The gain in 2016 was primarily a result of a decrease in our share price from December 31, 2015 and was partially offset by a reduction in credit risk. The gain in 2015 was primarily a result of our improved credit quality that decreased the value of the conversion feature, partially offset by an increase in our share price from December 31, 2014. See Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $1.6 million for the six months ended June 30, 2016 and related to the write-off of unamortized net debt discount and issuance costs, including a redemption premium of $0.6 million, related to our Second Lien Term Loan.  See Note 7 - Debt to our condensed consolidated financial statements.

Income tax (benefit) expense

Income tax benefit from continuing operations totaled $5.8 million for the six months ended June 30, 2016, compared to income tax expense of $1.2 million for the six months ended June 30, 2015. The effective tax rate was 155.8% and 17.8%, including the impact of discrete items, for the six months ended June 30, 2016 and June 30, 2015, respectively. Excluding discrete items, our effective tax rate for these periods was 151.3% and 20.0%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

Segment Results

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$172,048	$152,677	$340,813	$301,789
Physician Staffing	23,927	29,794	48,380	57,141
Other Human Capital Management Services	3,468	10,146	6,833	19,651
	$199,443	$192,617	$396,026	$378,581

Contribution income:
Nurse and Allied Staffing	$17,615	$12,821	$34,405	$23,723
Physician Staffing	2,050	2,228	3,603	4,344
Other Human Capital Management Services	69	747	(42)	1,349
	19,734	15,796	37,966	29,416

Unallocated corporate overhead	9,791	8,455	20,159	16,295
Depreciation	1,059	989	2,064	1,949
Amortization	1,406	983	2,813	1,965
Acquisition and integration costs	—	40	—	158
Acquisition-related contingent consideration	183	—	470	—
Restructuring costs	—	1,007	—	1,007
Impairment charges	24,311	—	24,311	—
(Loss) income from operations	$(17,016)	$4,322	$(11,851)	$8,042

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2016	2015	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,884	6,607	277	4.2%
Average Nurse and Allied Staffing revenue per FTE per day	$275	$254	21	8.3%

Physician Staffing statistical data:
Days filled	14,480	20,282	(5,802)	(28.6)%
Revenue per day filled	$1,525	$1,468	57	3.9%

	Six Months Ended
	June 30,	June 30,		Percent
	2016	2015	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,850	6,531	319	4.9%
Average Nurse and Allied Staffing revenue per FTE per day	$273	$255	18	7.1%

Physician Staffing statistical data:
Days filled	31,322	38,926	(7,604)	(19.5)%
Revenue per day filled	$1,523	$1,475	48	3.3%

Segment Comparison - Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $19.4 million, or 12.7%, to $172.0 million for the three months ended June 30, 2016, as compared to $152.7 million for the three months ended June 30, 2015. The year-over-year increase was primarily due to the impact of the Mediscan acquisition, coupled with higher average bill rates.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended June 30, 2016 increased 4.2% from the three months ended June 30, 2015, due to the approximately 500 additional FTEs related to the Mediscan acquisition. The average Nurse and Allied Staffing revenue per FTE per day increased 8.3%, reflecting higher average bill rates.

Contribution income from Nurse and Allied Staffing increased $4.8 million or 37.4%, to $17.6 million for the three months ended June 30, 2016, as compared to $12.8 million for the three months ended June 30, 2015. As a percentage of segment revenue, contribution income increased to 10.2% for the three months ended June 30, 2016, compared to 8.4% for the three months ended June 30, 2015, primarily reflecting improvement in our bill/pay spreads.

Physician Staffing

Revenue from Physician Staffing decreased $5.9 million, or 19.7%, to $23.9 million for the three months ended June 30, 2016, as compared to $29.8 million for the three months ended June 30, 2015. The decrease in revenue was entirely due to lower volume.

Physician Staffing days filled decreased 28.6%, to 14,480 days in the three months ended June 30, 2016, as compared to 20,282 days in the three months ended June 30, 2015. Revenue per day filled for the three months ended June 30, 2016 was $1,525, up 3.9% over the prior year, due to improved pricing.

Contribution income from Physician Staffing decreased $0.2 million or 8.0%, to $2.1 million for the three months ended June 30, 2016, as compared to $2.2 million for the three months ended June 30, 2015. As a percentage of segment revenue, contribution income was 8.6% for the three months ended June 30, 2016 and 7.5% for the three months ended June 30, 2015. The year-over-year decrease was largely attributable to reduced operating leverage on the lower revenue.

Other Human Capital Management Services

Revenue from OHCMS decreased $6.7 million, or 65.8%, to $3.5 million for the three months ended June 30, 2016, as compared to $10.1 million for the three months ended June 30, 2015. The decrease was primarily related to the divestiture of CCE in the third quarter of 2015. Revenue from our search business decreased 19.7%, primarily attributable to lower revenue from retained executive searches.

Contribution income from OHCMS was $0.1 million for the three months ended June 30, 2016, as compared to $0.7 million for the three months ended June 30, 2015. Contribution income as a percentage of segment revenue decreased to 2.0% for the three months ended June 30, 2016 compared to 7.4% for the three months ended June 30, 2015. The decrease was primarily due to the revenue decrease in our physician and executive search business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead increased $1.3 million or 15.8%, to $9.8 million for the three months ended June 30, 2016, from $8.5 million in the three months ended June 30, 2015. The increase was primarily due to an increase in compensation and consulting expenses as we continued to centralize functions as well as investments in IT infrastructure. As a percentage of consolidated revenue, unallocated corporate overhead was 4.9% for the three months ended June 30, 2016, and 4.4% for the three months ended June 30, 2015.

Segment Comparison - Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $39.0 million, or 12.9%, to $340.8 million for the six months ended June 30, 2016, as compared to $301.8 million for the six months ended June 30, 2015. The year-over-year increase was due to the impact of the Mediscan acquisition coupled with higher average bill rates.

The average number of Nurse and Allied Staffing FTEs on contract during the six months ended June 30, 2016 increased 4.9% from the six months ended June 30, 2015, due to the approximately 500 additional FTEs related to the Mediscan acquisition. The average Nurse and Allied Staffing revenue per FTE per day increased 7.1%, reflecting higher average bill rates.

Contribution income from Nurse and Allied Staffing increased $10.7 million or 45.0%, to $34.4 million for the six months ended June 30, 2016, as compared to $23.7 million for the six months ended June 30, 2015. As a percentage of segment revenue, contribution income increased to 10.1% for the six months ended June 30, 2016, compared to 7.9% for the six months ended June 30, 2015, primarily reflecting improvement in our bill/pay spreads.

Physician Staffing

Revenue from Physician Staffing decreased $8.8 million, or 15.3%, to $48.4 million for the six months ended June 30, 2016, as compared to $57.1 million for the six months ended June 30, 2015. The decrease in revenue was primarily due to lower volume partly offset by higher average revenue per day filled.

Physician Staffing days filled decreased 19.5%, to 31,322 days in the six months ended June 30, 2016, as compared to 38,926 days in the six months ended June 30, 2015. Revenue per day filled for the six months ended June 30, 2016 was $1,523, up 3.3% over the prior year, due to improved pricing.

Contribution income from Physician Staffing decreased $0.7 million or 17.1%, to $3.6 million for the six months ended June 30, 2016, as compared to $4.3 million for the six months ended June 30, 2015. As a percentage of segment revenue, contribution income was 7.4% for the six months ended June 30, 2016 and 7.6% for the six months ended June 30, 2015. The year-over-year decrease was largely attributable to reduced operating leverage on the lower revenue.

Other Human Capital Management Services

Revenue from OHCMS decreased $12.8 million, or 65.2%, to $6.8 million for the six months ended June 30, 2016, as compared to $19.7 million for the six months ended June 30, 2015. The decrease was primarily related to the divestiture of CCE in the third quarter of 2015. Excluding CCE, revenue from our search business decreased 16.5%, primarily attributable to lower revenue from retained executive searches.
.

Contribution income from OHCMS was a loss of less than $1.0 million for the six months ended June 30, 2016, as compared to income of $1.3 million for the six months ended June 30, 2015. Contribution income as a percentage of segment revenue decreased to a negative 0.6% for the six months ended June 30, 2016 compared to a positive 6.9% for the six months ended June 30, 2015. The decrease was primarily due to the revenue decrease in our physician and executive search business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead increased $3.9 million or 23.7%, to $20.2 million for the six months ended June 30, 2016, from $16.3 million in the six months ended June 30, 2015. The increase was primarily due to an increase in compensation and consulting expenses as we continued to centralize functions as well as investments in IT infrastructure. As a percentage of consolidated revenue, unallocated corporate overhead was 5.1% for the six months ended June 30, 2016, and 4.3% for the six months ended June 30, 2015.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2016, we had $10.2 million in cash and cash equivalents and $79.8 million of total debt, including the cumulative non-cash change in the fair value of convertible notes derivative liability of $13.7 million. Working capital increased to $90.5 million as of June 30, 2016 from $72.7 million as of December 31, 2015. Days' sales outstanding (DSO), which includes balances billed on behalf of our subcontractors, decreased 4 days to 66 days as of June 30, 2016, compared to 70 days as of December 31, 2015. Our net DSO, which excludes amounts owed to subcontractors, decreased 3 days to 54 days as of June 30, 2016, compared to 57 days as of December 31, 2015. We continue to focus on collections and expect our DSO to continue to improve.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our new Credit Agreement. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $12.9 million in the six months ended June 30, 2016 compared to $6.0 million in the six months ended June 30, 2015, primarily due to improved a 4 day improvement in DSO in the six months ended June 30, 2016 compared to a 2 day increase in DSO in the six months ended June 30, 2015.

Net cash used in investing activities was $4.5 million in the six months ended June 30, 2016, compared to $1.0 million in the six months ended June 30, 2015. Investing activities in the six months ended June 30, 2016 included a use of $2.6 million for capital expenditures and $1.9 million of acquisition-related settlements ($2.2 million related to the MSN acquisition, partially offset by an inflow of $0.3 million related to the Mediscan acquisition). Of the cash used for capital expenditures in the six months ended June 30, 2016, $1.2 million is expected to be reimbursed in future periods through payments from our landlord for tenant improvement incentives which will be reflected in operating activities. Net cash used in investing activities in the six months ended June 30, 2015 was $1.0 million for capital expenditures.

Net cash used in financing activities during the six months ended June 30, 2016 was $0.6 million, compared to $1.3 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, we entered into a Senior Credit Facility which provided us with $40.0 million of borrowings under its Term Loan Facility.  Part of the proceeds from the borrowings were used to prepay our $30.0 million Second Lien Term Loan including a prepayment penalty of $0.6 million and $1.0 million of debt issuance costs.  In addition, during the six months ended June 30, 2016, we repaid a net of $8.0 million on our senior secured asset-based credit facility, used $0.6 million to pay for shares withheld for taxes and used $0.3 million to pay a noncontrolling shareholder. During the six months ended June 30, 2015, we repaid total debt, net of borrowings, of $0.6 million and used $0.5 million to pay for shares withheld for taxes and pay $0.2 million to a noncontrolling shareholder.

Debt

2016 Senior Credit Facilities

On June 22, 2016, we entered into a senior credit agreement (“Credit Agreement”), which provides a term loan of $40.0 million ("Term Loan") and a revolving credit facility of up to $100.0 million ("Revolving Credit Facility") (together with the Term Loan, the "Senior Credit Facilities") both of which mature in five years. The Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility or establish one or more additional term loans in an aggregate amount of up to $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders.
Proceeds of the Senior Credit Facilities were used primarily to refinance our First Lien Loan and Second Lien Term Loan and to pay related transaction fees and expenses, including a prepayment premium of $0.6 million. In addition, $23.1 million of standby letters of credit issued under the First Lien Loan have been rolled into and been deemed issued under the Revolving Credit Facility. The Revolving Credit Facility can be used to provide ongoing working capital, fund permitted acquisitions and for other general corporate purposes.
Subject to the Credit Agreement, we pay interest on (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, is a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date.

As of June 30, 2016, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 225 basis points. The interest rate is subject to an increase of 200 basis points if an event of default exists under the Credit Agreement. We are required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, based on the Applicable Margin which, as of June 30, 2016, was 0.30%. We expect interest expense to decrease as a result of our refinancing based on current interest rates.

As of June 30, 2016, we had $23.1 million letters of credit outstanding and $76.9 million available under the Revolving Credit Facility. The letters of credit relate to our workers’ compensation and professional liability insurance policies.

See Note 7 - Debt to our condensed consolidated financial statements for further information.

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

The Convertible Notes bear interest at a rate of 8.00% per annum, payable in quarterly cash installments; provided, however, that, at our option, up to 4.00% of the interest payable may be “paid-in-kind” through a quarterly addition of such “paid-in-kind” interest amount to the principal amount of the Convertible Notes. The Convertible Notes will mature on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, we are not permitted to redeem the Convertible Notes until June 30, 2017. If we redeem the Convertible Notes on or after June 30, 2017, we are required to pay a premium of 15% of the amount of principal of the Convertible Notes redeemed. See Note 7 - Debt to our condensed consolidated financial statements for further information.

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

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of June 30, 2016:

Commitments	Total	2016	2017	2018	2019	2020	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	40,000	1,000	2,500	3,000	3,500	4,000	26,000
Convertible Notes (b)	25,000	—	—	—	—	25,000	—
Interest on debt (c)	13,230	1,574	3,079	3,002	2,918	2,309	348
Contingent consideration (d)	6,487	152	1,423	1,239	265	3,408	—
Capital lease obligations	47	24	13	8	2	—	—
Operating lease obligations (e)	39,500	3,657	6,541	5,569	4,365	3,879	15,489
	$124,264	$6,407	$13,556	$12,818	$11,050	$38,596	$41,837
_______________

(a)
Under our Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our senior credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Senior Credit Facilities could be declared immediately due and payable.

(b)
The Convertible Notes are convertible into shares of our common stock at the option of the holders thereof at any time. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. See Note 7 - Debt to our condensed consolidated financial statements.

(c)
Interest on debt represents payments due through maturity for our Term Loan and Convertible Notes. Interest payments on our Term Loan were calculated using the June 30, 2016 applicable LIBOR and margin rate totaling 2.7%. Interest on our Convertible Notes was calculated using the fixed interest rate of 8.0% and assuming no conversion.

(d)
The contingent consideration amounts represent the estimated payments due to the seller related to the Mediscan acquisition, including accretion. While it is not certain if, or when, these contingent payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

(e)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC. The below provides updated information regarding our critical accounting principles and estimates related to goodwill, trade names, and other identifiable intangible assets.

During the three and six months ended June 30, 2016, we recognized total impairment charges relating to our Physician Staffing reporting unit of $24.3 million, comprised of $17.7 million related to goodwill, $0.6 million related to trade names, and $6.0 million related to customer relationships. These charges comprise impairment charges on the condensed consolidated statement of operations for the respective periods.

Goodwill, trade names, and other identifiable intangible assets

In connection with our quantitative review of impairment indicators in the second quarter of 2016, we revised our growth assumptions for the Physician Staffing reporting unit based on its continued under-performance relative to management's expectations. The lower than expected revenue was driven by lower booking volumes partly due to the loss of customers, and margins that were negatively impacted from continued investments in the business all through the first half of 2016. We considered these factors to be impairment indicators that warranted impairment testing on goodwill and other intangible assets as described below.
We used a combination of an income and a market approach to calculate the fair value of the Physician Staffing reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on our discrete financial forecast of revenue, gross profit margins, operating costs and cash flows. We also considered historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. Assumptions used in the market approach included valuation multiples based on an analysis of multiples for comparable public companies. Finally, a 50% weighting was applied to the components of each approach to estimate the total fair value of goodwill. As a result of the testing, we compared the implied fair value of goodwill to its carrying amount and recorded a non-cash pre tax goodwill impairment charge of $17.7 million.
We valued the Physician Staffing trade names based on a Relief from Royalty methodology using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method and has been applied consistently since the date of acquisition. The calculated value of the trade names was compared to their carrying amount and, as a result, we recorded a non-cash pre tax impairment charge of $0.6 million.

We valued the Physician Staffing customer relationships based on the Multi-Period Excess Earnings Method (MPEEM). The MPEEM estimates the fair value based on the present value of the allocated future economic benefits. The inputs include the projected revenue and associated expenses from the customers, an estimated attrition rate, and a discount rate of 13.5%. We performed a recoverability test on the asset group which customers are a part of and deemed customer relationships to be impaired. As a result, the calculated value of customer relationships was compared to its carrying amount and we recorded a non-cash pre tax impairment charge of $6.0 million.
As of June 30, 2016, the carrying amount of goodwill, trade names, and other intangible assets, net, relating to the Physician Staffing reporting unit were $25.7 million, $15.0 million, and $1.3 million, respectively.
Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, appropriate royalty rates and the choice of an appropriate discount rate. See Note 9 - Fair Value Measurements. Changes in these assumptions could materially affect the determination of fair value for the Physician Staffing reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, or other factors as described in Item 1.A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, may affect our determination of fair value of the Physician Staffing reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

See Note 6 - Goodwill and Other Intangibles to our condensed consolidated financial statements for further information.
Recent Accounting Pronouncements

See Note 15 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facilities. See Note 7 - Debt for further information. During the six months ended June 30, 2016 or 2015, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of June 30, 2016, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 5, 2016	By:	/s/ William J. Burns
William J. Burns Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

10.1
Credit Agreement, dated June 22, 2016, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, the Lenders referenced therein, and Suntrust Bank, as agent (previously filed as an exhibit to the Company's Form 8-K dated June 22, 2016 and incorporated by reference herein.)

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith