Form 10-Q
period 2016-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2016-11-04
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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
5201 Congress Avenue
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
Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 33,010,910 shares of Common Stock, par value $0.0001 per share, as of October 31, 2016.

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

SEPTEMBER 30, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$26,707	$2,453
Accounts receivable, net of allowances of $3,833 in 2016 and $4,045 in 2015	147,173	146,873
Prepaid expenses	5,271	4,521
Insurance recovery receivable	2,704	2,866
Other current assets	1,555	2,032
Total current assets	183,410	158,745
Property and equipment, net of accumulated depreciation of $42,191 in 2016 and $39,368 in 2015	12,434	10,470
Goodwill	77,376	95,096
Other intangible assets, net of accumulated amortization of $43,664 in 2016 and $39,754 in 2015	72,413	82,914
Debt issuance costs, net	981	376
Other non-current assets	18,122	17,994
Total assets	$364,736	$365,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$45,397	$41,098
Accrued compensation and benefits	30,651	29,402
Current portion of long-term debt and capital lease obligations	2,272	8,071
Deferred purchase price	—	2,184
Other current liabilities	6,386	5,291
Total current liabilities	84,706	86,046
Long-term debt and capital lease obligations, less current portion	70,236	81,301
Non-current deferred tax liabilities	12,585	18,475
Long-term accrued claims	30,156	30,070
Contingent consideration	2,773	3,533
Other long-term liabilities	5,037	4,826
Total liabilities	205,493	224,251

Commitments and contingencies

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	256,118	254,108
Accumulated other comprehensive loss	(1,219)	(1,207)
Accumulated deficit	(96,206)	(112,056)
Total Cross Country Healthcare stockholders' equity	158,696	140,848
Noncontrolling interest	547	496
Total stockholders' equity	159,243	141,344
Total liabilities and stockholders' equity	$364,736	$365,595

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue from services	$214,988	$195,692	$611,014	$574,273
Operating expenses:
Direct operating expenses	156,778	144,206	446,912	427,387
Selling, general and administrative expenses	45,922	39,227	133,530	121,284
Bad debt expense	19	549	496	771
Depreciation	995	953	3,059	2,902
Amortization	1,097	982	3,910	2,947
Loss on sale of business	—	2,184	—	2,184
Acquisition-related contingent consideration	237	—	707	—
Acquisition and integration costs	—	584	—	742
Restructuring costs	611	140	611	1,147
Impairment charges	—	—	24,311	—
Total operating expenses	205,659	188,825	613,536	559,364
Income (loss) from operations	9,329	6,867	(2,522)	14,909
Other expenses (income):
Interest expense	1,435	1,654	4,678	5,163
(Gain) loss on derivative liability	(7,105)	2,894	(19,970)	385
Loss on early extinguishment of debt	—	—	1,568	—
Other income, net	(92)	(100)	(143)	(30)
Income before income taxes	15,091	2,419	11,345	9,391
Income tax expense (benefit)	802	(2,732)	(5,035)	(1,490)
Consolidated net income	14,289	5,151	16,380	10,881
Less: Net income attributable to noncontrolling interest in subsidiary	223	142	529	365
Net income attributable to common shareholders	$14,066	$5,009	$15,851	$10,516

Net income per share attributable to common shareholders - Basic	$0.44	$0.16	$0.49	$0.33

Net income (loss) per share attributable to common shareholders - Diluted	$0.22	$0.16	$(0.04)	$0.33

Weighted average common shares outstanding:
Basic	32,221	31,541	32,088	31,412
Diluted	36,255	32,168	36,215	32,048

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Consolidated net income	$14,289	$5,151	$16,380	$10,881

Other comprehensive income (loss), before income tax:
Unrealized foreign currency translation gain (loss)	15	(54)	(12)	(72)
Other comprehensive income (loss), before income taxes	15	(54)	(12)	(72)
Income tax (benefit) expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive income (loss), net of tax	15	(54)	(12)	(72)

Comprehensive income	14,304	5,097	16,368	10,809
Less: Net income attributable to noncontrolling interest in subsidiary	223	142	529	365
Comprehensive income attributable to common shareholders	$14,081	$4,955	$15,839	$10,444

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Consolidated net income	$16,380	$10,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,969	5,849
Impairment charges	24,311	—
Amortization of debt discount and debt issuance costs	1,315	1,411
Provision for allowances	3,270	1,550
Loss on early extinguishment of debt	1,568	—
Deferred income tax benefit	(5,889)	(1,387)
(Gain) loss on derivative liability	(19,970)	385
Acquisition-related contingent consideration	662	—
Equity compensation	2,614	1,773
Loss on sale of business	—	2,184
Other non-cash costs	6	20
Changes in operating assets and liabilities:
Accounts receivable	(3,571)	(13,927)
Prepaid expenses and other assets	(1,036)	1,779
Income taxes	(476)	(407)
Accounts payable and accrued expenses	5,634	7,825
Other liabilities	482	930
Net cash provided by operating activities	32,269	18,866

Cash flows from investing activities
Proceeds from sale of business	500	7,500
Acquisition-related settlements - Medical Staffing Network	(2,155)	(123)
Acquisition-related settlements - Mediscan	297	—
Transaction costs related to sale of business	—	(338)
Purchases of property and equipment	(5,024)	(1,790)
Net cash (used in) provided by investing activities	(6,382)	5,249

Cash flows from financing activities
Proceeds from borrowing on Senior Credit Facility	40,000	—
Debt issuance costs	(1,182)	—
Principal payments on Second Lien Term Loan	(30,000)	—
Extinguishment fees	(641)	—
Repayments on Senior Secured Asset-Based revolving credit facility	(65,200)	(42,300)
Borrowings under Senior Secured Asset-Based revolving credit facility	57,200	38,800
Principal payment on Term Loan	(500)	—
Repayments of capital lease obligations	(60)	(80)
Cash paid for shares withheld for taxes	(603)	(543)
Payment of contingent consideration	(152)	—
Cash payments to noncontrolling shareholder	(478)	(353)
Net cash used in financing activities	(1,616)	(4,476)

Effect of exchange rate changes on cash	(17)	(50)

Change in cash and cash equivalents	24,254	19,589
Cash and cash equivalents at beginning of period	2,453	4,995
Cash and cash equivalents at end of period	$26,707	$24,584

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 12 - Segment Data.

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

Restructuring Costs

As of December 31, 2015, the balance in the accrued restructuring liability was $0.4 million, which was comprised of $0.1 million of post-employment benefits and $0.3 million of exit liabilities. During the three and nine months ended September 30, 2016, the Company incurred a restructuring charge of $0.6 million related to a cost savings initiative, which consisted of $0.4 million in post-employment benefits and $0.2 million of exit liabilities related to lease consolidations. During the three and nine months ended September 30, 2016, the Company paid $0.1 million and $0.3 million, respectively, relating to its restructuring liability. The payments made during the three months ended September 30, 2016 related to post-employment benefits, while the payments made during the nine months ended September 30, 2016 related to $0.2 million in post-employment benefits and $0.1 million in exit liabilities. As of September 30, 2016, the balance in the accrued restructuring liability was $0.7 million, which was comprised of $0.3 million of post-employment benefits and $0.4 million of exit liabilities.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customers Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license element, then the customer should account for the software license element arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company prospectively adopted this guidance in the first quarter of 2016, with no impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance in the first quarter of 2016, and reclassified $0.5 million of the Company's net debt issuance costs to long-term debt and capital lease obligations in its condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

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

The sellers are also eligible to receive an earnout based on Mediscan's 2016 and 2017 performance that could provide up to an additional $7.0 million of cash. In connection with the Mediscan acquisition, the Company assumed additional contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. As of September 30, 2016, a total of $4.2 million was estimated for the fair value of these contingent consideration payments and accordingly, is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements. The shares of Common Stock issued in connection with the acquisition were subject to a lockup period, which ended April 30, 2016.

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

Nine Months Ended
September 30, 2015
(unaudited, amounts in thousands)

Revenue from services	$603,495

Net income attributable to common shareholders	$11,964

Net income per share attributable to common shareholders - Basic	$0.38

Net income per share attributable to common shareholders - Diluted	$0.37

4.    DISPOSAL

Cross Country Education

On July 21, 2015, the Company's Board of Directors approved an agreement to sell the Company's education seminars business, Cross Country Education, LLC ("CCE"). CCE provided in-person seminars to healthcare professionals and was non-core to the Company’s business. The Company used the net proceeds from the transaction to finance the Mediscan acquisition in the fourth quarter of 2015. Since the disposal of the education seminars business did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, it was not reflected as discontinued operations.

On July 27, 2015, the Company entered into an Agreement and Plan of Merger to sell its wholly-owned subsidiary, CCE, to a third party ("Buyer"). On August 31, 2015, the Company completed the sale of CCE to the Buyer. The Company received $8.0 million in cash, subject to a net working capital adjustment, of which $0.5 million was held in escrow for a period of 12 months following the closing to provide partial security to Buyer in the event of any breach of the representations, warranties and covenants of the Company. In September 2016, the full amount of escrow, which had been reflected as an escrow receivable, was released to the Company.

The purchase price also included an earnout of up to $0.5 million related to the performance of CCE for the year ended December 31, 2015, which was not made. See Note 10 - Fair Value Measurements.

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

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.2 million at both September 30, 2016 and December 31, 2015.

There was no income tax impact related to foreign currency translation adjustments for the three and nine month periods ended September 30, 2016 and September 30, 2015.

6.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common shareholders - Basic	$14,066	$5,009	$15,851	$10,516
Interest on Convertible Notes	853	*	2,529	*
Gain on derivative liability	(7,105)	*	(19,970)	*
Net income (loss) attributable to common shareholders - Diluted	$7,814	$5,009	$(1,590)	$10,516

Denominator:
Weighted average common shares - Basic	32,221	31,541	32,088	31,412
Effective of dilutive shares:
Share-based awards	513	627	606	636
Convertible Notes	3,521	—	3,521	—
Weighted average common shares - Diluted	36,255	32,168	36,215	32,048

Net income per share attributable to common shareholders - Basic	$0.44	$0.16	$0.49	$0.33

Net income (loss) per share attributable to common shareholders - Diluted	$0.22	$0.16	$(0.04)	$0.33

* For the three and nine months ended September 30, 2015, the Convertible Notes would have been anti-dilutive if converted at the beginning of the respective periods and therefore, amounts are not applicable.

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

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands)

Convertible Notes and share-based awards	2	3,521	13	3,521

7.    GOODWILL AND OTHER INTANGIBLES

As of September 30, 2016 and December 31, 2015, the Company had the following acquired intangible assets:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$31,225	$15,646	$15,579	$31,225	$14,150	$17,075
Customer relationships	41,212	22,848	18,364	47,204	20,734	26,470
Non-compete agreements	3,603	3,516	87	3,603	3,486	117
Trade names, definite-lived	3,200	269	2,931	3,200	49	3,151
	$79,240	$42,279	$36,961	$85,232	$38,419	$46,813

Intangible assets not subject to amortization:
Goodwill			$77,376			$95,096
Trade names			35,452			36,101
			$112,828			$131,197

As of September 30, 2016, estimated annual amortization expense is as follows:

Through Year Ending December 31:	(amounts in thousands)
2016	$1,040
2017	4,140
2018	4,055
2019	4,019
2020	3,914
Thereafter	19,793
$36,961

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Other Human Capital Management Services	Total
	(amounts in thousands)
Balances as of December 31, 2015
Aggregate goodwill acquired	$302,005	$43,405	$19,307	$364,717
Sale of CCE	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	42,273	43,405	9,418	95,096

Changes to aggregate goodwill in 2016
Impairment charges	—	(17,720)	—	(17,720)

Balances as of September 30, 2016
Aggregate goodwill acquired	302,005	43,405	19,307	364,717
Sale of CCE	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(17,720)	—	(277,452)
Goodwill, net of impairment loss	$42,273	$25,685	$9,418	$77,376

During the three months ended June 30, 2016 and nine months ended September 30, 2016, total impairment charges on the condensed consolidated statement of operations were $24.3 million and entirely related to the Physician Staffing reporting unit. The impairment charges in the second quarter of 2016 included $17.7 million related to goodwill, $0.6 million related to trade names, and $6.0 million related to customer relationships. In the second quarter of 2016, the Physician Staffing reporting unit continued to under-perform relative to management’s expectations. The lower than expected revenue was driven by lower booking volumes partly due to the loss of customers, and margins that were negatively impacted from continued investments in the business all through the first half of 2016. The Company considered these factors to be impairment indicators that warranted impairment testing of goodwill and other intangible assets as described below. There were no such indicators of impairment noted during the three months ended September 30, 2016.
Second Quarter 2016 Goodwill Impairment

During the second quarter of 2016, in order to determine the fair value of the Physician Staffing reporting unit, the Company used a combination of an income and a market approach to calculate the fair value of the Physician Staffing reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on the Company’s discrete financial forecast of revenue, gross profit margins, operating costs and cash flows. It also considered historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The assumptions used in the income approach included a discount rate of 11.5% and a terminal value growth rate of 3.0% for cash flows beyond the discrete forecast period of ten years.
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

Second Quarter 2016 Other Intangible Asset Impairment
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
8.    DEBT

At September 30, 2016 and December 31, 2015, long-term debt consists of the following:

	September 30, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 2.77%	$39,500	$(388)	$—	$—
Senior Secured Asset-Based, weighted average interest 2.41%	—	—	8,000	—
Second Lien Term Loan, interest 5.75%	—	—	30,000	(1,052)
Convertible Notes, fixed rate interest of 8.00%	25,000	(5,005)	25,000	(6,007)
Convertible Notes derivative liability	13,367	—	33,337	—
Capital lease obligations	34	—	94	—
Total debt	77,901	(5,393)	96,431	(7,059)
Less current portion	(2,272)	—	(8,071)	—
Long-term debt	$75,629	$(5,393)	$88,360	$(7,059)

As of September 30, 2016, the aggregate scheduled maturities of debt are as follows:

	Term Loan	Convertible Notes	Capital Leases
	(amounts in thousands)
Through Years Ending December 31:
2016	$500	$—	$11
2017	2,500	—	13
2018	3,000	—	8
2019	3,500	—	2
2020	4,000	25,000	—
Thereafter	26,000	—	—
Total	$39,500	$25,000	$34
At December 31, 2015, the Company had a senior secured asset-based revolving credit facility ("First Lien Loan"), with a termination date of June 30, 2017, in the aggregate principal amount of up to $85.0 million, which included a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit. The Company also had a five-year second lien term loan facility ("Second Lien Term Loan") in an aggregate principal amount of $30.0 million. The Company had the ability, at its option at any time, to prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which ranged from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after June 30, 2017.
2016 Senior Credit Facilities

On June 22, 2016, the Company entered into a senior credit agreement (“Credit Agreement”), which provides a term loan of $40.0 million ("Term Loan") and a revolving credit facility of up to $100.0 million ("Revolving Credit Facility") (together with the Term Loan, the "Senior Credit Facilities") both of which mature in five years. The Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit.  The Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility or establish one or more additional term loans in an aggregate amount of up to $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. The Term Loan is payable in quarterly installments, with the first payment made September 30, 2016, and each such installment being in the aggregate principal amount (subject to adjustment as a result of prepayments) equal to 1.25% of the principal amount for the first four installments, 1.875% for the next eight installments and 2.50% of the principal amount for the remaining installments.
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

As of September 30, 2016, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 225 basis points. The interest rate is subject to an increase of 200 basis points if an event of default exists under the Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, based on the Applicable Margin which was 0.30% as of September 30, 2016.

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

The Credit Agreement contains customary representations, warranties, and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to some exceptions, on (i) indebtedness and preferred equity, (ii) liens, (iii) fundamental changes, (iv) investments, (v) restricted payments, and (vi) sale of assets and certain other restrictive agreements. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of the Company’s business. The Credit Agreement also includes two financial covenants, commencing with the fiscal quarter ending September 30, 2016: (i) limiting a maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending September 30, 2016 through June 30, 2017, 3.25:1.00 for the fiscal quarters ending September 30, 2017 through June 30, 2018, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of September 30, 2016, the Company was in compliance with the financial covenants and other covenants contained in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in the Collateral (as defined therein).
As of September 30, 2016, the Company had $22.2 million letters of credit outstanding and $77.8 million available under the Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Convertible Notes

As of September 30, 2016, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion provided that the number of shares of Common Stock issued upon conversion, when aggregated with the aggregate number of shares of Common Stock previously issued upon conversion cannot exceed 6,420,028 shares of Common Stock. If this share cap results in the issuance of fewer shares of Common Stock, the Company will pay to the holders of the Convertible Notes an amount in cash equal to the product of (i) the number of shares not delivered as a result of the cap and (ii) the 30-day VWAP as of the close of business on the Business Day immediately preceding the conversion date. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

The inputs into the valuation model are as follows:

September 30, 2016
Closing share price	$11.78
Conversion price	$7.10
Risk-free rate	0.91%
Expected volatility	40%
Dividend yield	—%
Expected life	3.75

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. In addition, changes in our credit risk profile impact the fair value determination. As of September 30, 2016, a $1 increase or decrease in our stock price would result in a corresponding increase or decrease of approximately $3.3 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in a corresponding increase or decrease of $0.8 million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the condensed consolidated statements of operations as (gain) loss on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis

At September 30, 2016 and December 31, 2015, the Company’s financial assets/liabilities required to be measured on a recurring basis were: contingent consideration receivable, deferred compensation liability included in other long-term liabilities, convertible notes derivative liability included in long-term debt and capital lease obligations, and contingent purchase price liabilities included in deferred purchase price on the condensed consolidated balance sheets.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of September 30, 2016 and December 31, 2015:

Fair Value Measurements

	September 30, 2016	December 31, 2015
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,435	$1,412
(Level 3)
Convertible Notes derivative liability	$13,367	$33,337
Contingent purchase price liabilities	$4,196	$3,686

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Purchase	Convertible Notes
	Price Liabilities (a)	Derivative Liability
	(amounts in thousands)
December 31, 2015	$3,686	$33,337
Payments	(17)	—
Accretion expense	287	—
Valuation gain for the period	—	(16,436)
March 31, 2016	3,956	16,901
Accretion expense	183	—
Valuation loss for the period	—	3,571
June 30, 2016	4,139	20,472
Payments	(135)	—
Accretion expense	192	—
Valuation gain for the period	—	(7,105)
September 30, 2016	$4,196	$13,367
_______________

(a)
Related to the Mediscan acquisition on October 30, 2015. See Note 3 - Acquisitions. The key assumptions used to calculate the fair value of contingent consideration at the acquisition date remained consistent at September 30, 2016. Accretion expense is included as acquisition-related contingent consideration on the condensed consolidated statement of operations. Should the assumptions regarding probability of achievement of certain targets change in future periods, the change in fair value of the contingent consideration will be recognized, along with accretion expense, as acquisition-related contingent consideration.

Items Measured at Fair Value on a Non-Recurring Basis

Goodwill, trade names, and other identifiable intangible assets are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the testing performed indicates that impairment has occurred, the Company records a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. See Note 7 - Goodwill and Other Intangibles.

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

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Second Lien Term Loan, net	$—	$—	$28,948	$30,600
Term Loan, net	$39,112	$39,500	$—	$—
Convertible Notes, net	$19,995	$28,750	$18,993	$23,250
Senior Secured Asset-Based Loan	$—	$—	$8,000	$8,000

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

Stock Repurchase Program

During the nine months ended September 30, 2016 and 2015, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of September 30, 2016, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's new Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $2.5 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its new Credit Agreement. At September 30, 2016, the Company had 32,238,463 shares of Common Stock outstanding.

Share-Based Payments

During the nine months ended September 30, 2016, 246,020 of restricted stock awards and 202,442 of performance stock awards were granted under the 2014 Omnibus Incentive Plan (2014 Plan) to the Company's non-employee Directors and management team. Pursuant to the 2014 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2016 awards, restricted stock will be issued with a vesting date of December 31, 2018, subject to the employee’s continuing employment.

During the first quarter of 2016, the Company's Compensation Committee of the Board of Directors approved a 100% level of attainment for the 2015 performance-based share awards, resulting in the issuance of 148,178 performance shares that will vest on December 31, 2017.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the nine months ended September 30, 2016:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2016	586,488	$7.82	234,138	$9.81
Granted	246,020	$12.01	202,442	$11.63
Vested	(272,597)	$7.06	—	$—
Forfeited	(14,000)	$10.93	(10,667)	$11.77
Unvested restricted stock awards, September 30, 2016	545,911	$10.01	425,913	$10.62

During the three and nine months ended September 30, 2016, $0.8 million and $2.6 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 9,742 and 225,107 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$186,623	$157,338	$527,436	$459,127
Physician Staffing	25,090	30,959	73,470	88,100
Other Human Capital Management Services	3,275	7,395	10,108	27,046
	$214,988	$195,692	$611,014	$574,273

Contribution income: (a)
Nurse and Allied Staffing (b)	$19,472	$16,560	$53,877	$40,283
Physician Staffing	2,400	3,197	6,003	7,541
Other Human Capital Management Services	(154)	372	(196)	1,721
	21,718	20,129	59,684	49,545

Unallocated corporate overhead (b)	9,449	8,419	29,608	24,714
Depreciation	995	953	3,059	2,902
Amortization	1,097	982	3,910	2,947
Loss on sale of business	—	2,184	—	2,184
Acquisition and integration costs	—	584	—	742
Acquisition-related contingent consideration	237	—	707	—
Restructuring costs	611	140	611	1,147
Impairment charges	—	—	24,311	—
Income (loss) from operations	$9,329	$6,867	$(2,522)	$14,909
_______________

(a)
The Company defines contribution income as income or loss from operations before depreciation, amortization, loss on sale of business, acquisition and integration costs, acquisition-related contingent consideration, restructuring costs, impairment charges and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with ASC 280, Segment Reporting Topic of the FASB ASC.

(b)
For the three and nine months ended September 30, 2015, $0.3 million and $0.9 million, respectively, of expenses were reclassified from Nurse and Allied Staffing to unallocated corporate overhead to conform to the current period presentation.

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
Future minimum lease payments, as of September 30, 2016, associated with these agreements with terms of one year or more are as follows:

Through Year Ending December 31:	(amounts in thousands)
2016	$1,900
2017	6,857
2018	5,851
2019	4,349
2020	3,834
Thereafter	16,605
$39,396

Legal Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of September 30, 2016 and December 31, 2015, on its condensed consolidated balance sheets.

14.	INCOME TAXES

For the periods ended September 30, 2016 and 2015, the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-270-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 5.3% and negative 44.4%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2016 was 5.0% and negative 43.3%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

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

As of September 30, 2016, the Company had approximately $0.9 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($4.6 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the nine months ended September 30, 2016, the Company had gross increases of $0.8 million to its current year unrecognized tax benefits related to federal and state tax issues.

The tax years of 2004, 2005, 2008, and 2010 through 2015 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $1.3 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, and was $3.0 million and $10.1 million for the three and nine months ended September 30, 2015, respectively. Accounts receivable due from these hospitals at both September 30, 2016 and December 31, 2015 were approximately $0.6 million.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $3.1 million and $9.1 million for the three and nine months ended September 30, 2016, respectively, and was $2.6 million and $6.9 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had a receivable balance of $1.0 million and $1.4 million, respectively, and a payable balance of $0.2 million at the end of each period, relating to these staffing services.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.3 million in rent expense for these premises for the three and nine months ended September 30, 2016, respectively.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. This update intends to reduce the diversity that has resulted from the lack of consistent principles on this topic by adding or clarifying guidance on eight cash flow issues, including: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the effect ASU 2016-15 will have on its consolidated financial statements.
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

Business Overview

Cross Country Healthcare is a national leader in providing innovative healthcare workforce solutions and staffing services. Our solutions leverage our nearly 40 years of expertise and insight to assist clients in solving complex labor-related challenges while maintaining high quality outcomes. We are dedicated to recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. With more than 9,500 active contracts, our diverse client base includes both clinical and nonclinical settings, servicing acute care hospitals, physician practice groups, outpatient and ambulatory-care centers, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of approximately 75 office locations, we are able to place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. We are a market leader in providing flexible workforce management solutions, which include managed service programs (MSP), internal resource pool consulting and development, electronic medical record (EMR) transition staffing, recruitment process outsourcing, outsourcing services, predictive modeling and consultative services. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with ASC 280, Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services, described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 87% of our total revenue in the third quarter of 2016. Nurse and Allied Staffing provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing. Our services include the placement of travel and per diem nurses, allied healthcare professionals, such as rehabilitation therapists, radiology technicians, and respiratory therapists. The results of the Mediscan acquisition have been aggregated with our Nurse and Allied Staffing business segment. See Note 3 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 12% of our total revenue in the third quarter of 2016. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists, nurse practitioners and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 1% of our total revenue in the third quarter of 2016. Subsequent to the sale of our education seminars business, Cross Country Education, LLC ("CCE") on August 31, 2015, OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the U.S.

Executive Summary of Operations

For the quarter ended September 30, 2016, revenue from services was $215.0 million, and net income attributable to common shareholders was $14.1 million, or $0.22 per diluted share. The consolidated net income includes an unrealized gain on derivative liability of $7.1 million. Cash flow provided by operating activities for the nine months ended September 30, 2016 was $32.3 million.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of FTEs, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business processes and other factors, certain of these operating metrics may not necessarily correlate to the reported GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, gross profit margins, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

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
Revenue per day filled is calculated by dividing revenue invoiced by days filled for the period presented. Invoiced revenue excludes revenue from permanent placement and accrued revenue.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	72.9	73.7	73.1	74.5
Selling, general and administrative expenses	21.4	20.0	21.9	21.1
Bad debt expense	—	0.3	0.1	0.1
Depreciation and amortization	1.0	1.0	1.1	1.0
Loss on sale of business	—	1.1	—	0.4
Acquisition and integration costs	—	0.3	—	0.1
Acquisition-related contingent consideration	0.1	—	0.1	—
Restructuring costs	0.3	0.1	0.1	0.2
Impairment charges	—	—	4.0	—
Income (loss) from operations	4.3	3.5	(0.4)	2.6
Interest expense	0.6	0.9	0.8	0.9
(Gain) loss on derivative liability	(3.3)	1.5	(3.3)	0.1
Loss on early extinguishment of debt	—	—	0.2	—
Other income, net	—	(0.1)	—	—
Income before income taxes	7.0	1.2	1.9	1.6
Income tax expense (benefit)	0.4	(1.4)	(0.8)	(0.3)
Consolidated net income	6.6	2.6	2.7	1.9
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	—	0.1	0.1
Net income attributable to common shareholders	6.5%	2.6%	2.6%	1.8%

Comparison of Results for the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2016	2015	$	%
	(Dollars in thousands)
Revenue from services	$214,988	$195,692	$19,296	9.9%
Direct operating expenses	156,778	144,206	12,572	8.7%
Selling, general and administrative expenses	45,922	39,227	6,695	17.1%
Bad debt expense	19	549	(530)	(96.5)%
Depreciation and amortization	2,092	1,935	157	8.1%
Loss on sale of business	—	2,184	(2,184)	(100.0)%
Acquisition and integration costs	—	584	(584)	(100.0)%
Acquisition-related contingent consideration	237	—	237	100.0%
Restructuring costs	611	140	471	336.4%
Income from operations	9,329	6,867	2,462	35.9%
Interest expense	1,435	1,654	(219)	(13.2)%
(Gain) loss on derivative liability	(7,105)	2,894	(9,999)	(345.5)%
Other income, net	(92)	(100)	8	8.0%
Income before income taxes	15,091	2,419	12,672	523.9%
Income tax expense (benefit)	802	(2,732)	3,534	129.4%
Consolidated net income	14,289	5,151	9,138	177.4%
Less: Net income attributable to noncontrolling interest in subsidiary	223	142	81	57.0%
Net income attributable to common shareholders	$14,066	$5,009	$9,057	180.8%

Revenue from services

Revenue from services increased 9.9%, to $215.0 million for the three months ended September 30, 2016, as compared to $195.7 million for the three months ended September 30, 2015. The increase was entirely from Nurse and Allied Staffing, including the impact of the Mediscan acquisition, and partially offset by lower revenue from Physician Staffing and OHCMS, partly due to the divestiture of CCE. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $12.6 million or 8.7%, to $156.8 million for the three months ended September 30, 2016, as compared to $144.2 million for the three months ended September 30, 2015, primarily due to the impact of the Mediscan acquisition.

As a percentage of total revenue, direct operating expenses decreased to 72.9% compared to 73.7% in the prior year period primarily due to improved pricing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 17.1%, to $45.9 million for the three months ended September 30, 2016, as compared to $39.2 million for the three months ended September 30, 2015. The increase was primarily due to investments in revenue producing headcount such as recruiters and workforce solutions specialists, as well as higher marketing costs for candidate attraction. In addition, we had higher expenses due to the acquisition of Mediscan that were substantially offset by the impact of the CCE divestiture. As a percentage of total revenue, selling, general and administrative expenses were 21.4% and 20.0%, for the three months ended September 30, 2016 and September 30, 2015, respectively.

Depreciation and amortization expense

Depreciation and amortization expense totaled $2.1 million for the three months ended September 30, 2016 and $1.9 million for the three months ended September 30, 2015. The increase is primarily due to the Mediscan acquisition, partially offset by lower amortization of intangible assets in our Physician Staffing business due to the impairment charge taken in the second quarter of 2016. As a percentage of revenue, depreciation and amortization expense was 1.0% for each of the three month periods ended September 30, 2016 and September 30, 2015.

Loss on sale of business

During the three months ended September 30, 2015, we sold our education seminars business and recognized a pre-tax loss of $2.2 million related to the divestiture of the business. In addition, we recorded a tax benefit of $3.5 million for the reversal of valuation allowances associated with this business, resulting in an after-tax gain of $1.3 million.

Acquisition and integration costs

During the three months ended September 30, 2015, we incurred acquisition and integration costs of $0.6 million primarily for due diligence work related to the Mediscan acquisition, which closed in the fourth quarter of 2015. See Note 3 - Acquisitions to our condensed consolidated financial statements. There were no such costs for the three months ended September 30, 2016.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.2 million for the three months ended September 30, 2016 and was related to our acquisition of Mediscan. There were no such costs for the three months ended September 30, 2015. See Note 10 - Fair Value Measurements to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $0.6 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively. Restructuring costs include severance and exit costs incurred as part of our separate and discrete cost savings initiatives. During the three months ended September 30, 2016, the initiatives primarily related to the centralization of corporate functions and optimizing our branch footprint, while the three months ended September 30, 2015 related to severance under our cost optimization project.

Interest expense

Interest expense totaled $1.4 million and $1.7 million for the three months ended September 30, 2016 and September 30, 2015, respectively. We refinanced our debt structure late in the second quarter of 2016, which resulted in lower overall borrowing costs. The effective interest rate on our borrowings was 7.4% for the three month period ended September 30, 2016 compared to 10.1% for the three months ended September 30, 2015.

Loss (gain) on derivative liability

We incurred a gain on derivative liability of $7.1 million and a loss on derivative liability of $2.9 million for the three months ended September 30, 2016 and September 30, 2015, respectively, related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarters. The gain in 2016 was primarily a result of a decrease in our share price compared to the prior quarter end. The loss in 2015 was primarily a result of an increase in our share price compared to the prior quarter end. See Note 9 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Income tax (benefit) expense

Income tax expense from continuing operations totaled $0.8 million for the three months ended September 30, 2016, compared to income tax benefit of $2.7 million for the three months ended September 30, 2015. The effective tax rate was 5.3% and negative 113.0%, including the impact of discrete items, for the three months ended September 30, 2016 and September 30, 2015, respectively. Excluding discrete items, our effective tax rate for these periods was 5.0% and 30.1%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

Comparison of Results for the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2016	2015	$	%
	(Dollars in thousands)
Revenue from services	$611,014	574,273	$36,741	6.4%
Direct operating expenses	446,912	427,387	19,525	4.6%
Selling, general and administrative expenses	133,530	121,284	12,246	10.1%
Bad debt expense	496	771	(275)	(35.7)%
Depreciation and amortization	6,969	5,849	1,120	19.1%
Loss on sale of business	—	2,184	(2,184)	(100.0)%
Acquisition and integration costs	—	742	(742)	(100.0)%
Acquisition-related contingent consideration	707	—	707	100.0%
Restructuring costs	611	1,147	(536)	(46.7)%
Impairment charges	24,311	—	24,311	100.0%
(Loss) income from operations	(2,522)	14,909	(17,431)	(116.9)%
Interest expense	4,678	5,163	(485)	(9.4)%
(Gain) loss on derivative liability	(19,970)	385	(20,355)	NM
Loss on early extinguishment of debt	1,568	—	1,568	100.0%
Other income, net	(143)	(30)	(113)	(376.7)%
Income before income taxes	11,345	9,391	1,954	20.8%
Income tax benefit	(5,035)	(1,490)	(3,545)	(237.9)%
Consolidated net income	16,380	10,881	5,499	50.5%
Less: Net income attributable to noncontrolling interest in subsidiary	529	365	164	44.9%
Net income attributable to common shareholders	$15,851	$10,516	$5,335	50.7%
_______________
NM - Not meaningful

Revenue from services

Revenue from services increased 6.4%, to $611.0 million for the nine months ended September 30, 2016, as compared to $574.3 million for the nine months ended September 30, 2015. The increase was entirely from Nurse and Allied Staffing, including the impact from the Mediscan acquisition, and partially offset by lower revenue from Physician Staffing and OHCMS, partly due to the divestiture of CCE. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $19.5 million or 4.6%, to $446.9 million for the nine months ended September 30, 2016, as compared to $427.4 million for the nine months ended September 30, 2015, primarily due to revenue growth and the Mediscan acquisition, partly offset by the impact of the divestiture of CCE and lower direct costs in Physician Staffing.

As a percentage of total revenue, direct operating expenses decreased to 73.1% compared to 74.5% in the prior year period primarily due to improved pricing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 10.1%, to $133.5 million for the nine months ended September 30, 2016, as compared to $121.3 million for the nine months ended September 30, 2015. The increase was primarily due to investments in our IT infrastructure and revenue producing headcount such as recruiters and workforce solutions specialists, as well as higher marketing costs for candidate attraction and additional expenses due to the acquisition of Mediscan, which were partially offset by a reduction in expenses related to the CCE divestiture. As a percentage of total revenue, selling, general and administrative expenses were 21.9% and 21.1% for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Depreciation and amortization expense

Depreciation and amortization expense totaled $7.0 million for the nine months ended September 30, 2016 and $5.8 million for the nine months ended September 30, 2015. The increase is the result of the Mediscan acquisition. As a percentage of revenue, depreciation and amortization expense was 1.1% and 1.0% for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Loss on sale of business

During the nine months ended September 30, 2015, we sold our education seminars business and recognized a pre-tax loss of $2.2 million related to the divestiture of the business. In addition, we recorded a tax benefit of $3.5 million for the reversal of valuation allowances associated with this business, resulting in an after-tax gain of $1.3 million.

Acquisition and integration costs

During the nine months ended September 30, 2015, we incurred acquisition and integration costs of $0.7 million which predominantly related to due diligence costs for the Mediscan acquisition, which closed in the fourth quarter of 2015. See Note 3 - Acquisitions to our condensed consolidated financial statements. There were no such costs for the nine months ended September 30, 2016.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.7 million for the nine months ended September 30, 2016 and was related to our acquisition of Mediscan. There were no such costs for the nine months ended September 30, 2015. See Note 3 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $0.6 million and $1.1 million during the nine months ended September 30, 2016 and 2015, respectively. Restructuring costs include severance and lease consolidations as part of our specific cost savings initiatives. During the nine months ended September 30, 2016, the initiatives primarily related to the centralization of corporate functions and optimizing our branch footprint, while the nine months ended September 30, 2015 related to severance and lease consolidations.

Impairment charges

For the nine months ended September 30, 2016, we recorded impairment charges of $24.3 million relating to the Physician Staffing reporting unit. Based on its under-performance to plan through the six months ended June 30, 2016, we revised our growth assumptions for the Physician Staffing reporting unit which triggered our evaluation. We did not incur any impairment charges during the nine months ended September 30, 2015. See Critical Accounting Principles and Estimates and Note 7 - Goodwill and Other Intangibles to our condensed consolidated financial statements.

Interest expense

Interest expense totaled $4.7 million and $5.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease was due to a lower effective interest rate on our Second Lien Term Loan related to an amendment effective July 1, 2015. We also refinanced our debt structure late in the second quarter of 2016, which resulted in lower overall borrowing costs. The effective interest rate on our borrowings was 8.7% for the nine months ended September 30, 2016 compared to 10.3% for the nine months ended September 30, 2015.

Loss (gain) on derivative liability

Gain on derivative liability of $20.0 million and loss on derivative liability of $0.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, relate to the change in the fair value of embedded features of our Convertible Notes from the end of the prior year. The gain in 2016 was primarily a result of a decrease in our share price from December 31, 2015 and was partially offset by a reduction in credit risk. The loss in 2015 was primarily a result of an increase in our share price from the prior year end, partially offset by our improved credit quality that decreased the value of the conversion feature. See Note 9 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $1.6 million for the nine months ended September 30, 2016 and related to the write-off of unamortized net debt discount and issuance costs, including a redemption premium of $0.6 million, related to our Second Lien Term Loan.  See Note 8 - Debt to our condensed consolidated financial statements.

Income tax (benefit) expense

Income tax benefit from continuing operations totaled $5.0 million for the nine months ended September 30, 2016, compared to $1.5 million for the nine months ended September 30, 2015. The effective tax rate was negative 44.4% and negative 15.9%, including the impact of discrete items, for the nine months ended September 30, 2016 and September 30, 2015, respectively. Excluding discrete items, our effective tax rate for these periods was negative 43.3% and 22.6%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses and international and state minimum taxes.

Segment Results

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$186,623	$157,338	$527,436	$459,127
Physician Staffing	25,090	30,959	73,470	88,100
Other Human Capital Management Services	3,275	7,395	10,108	27,046
	$214,988	$195,692	$611,014	$574,273

Contribution income:
Nurse and Allied Staffing	$19,472	$16,560	$53,877	$40,283
Physician Staffing	2,400	3,197	6,003	7,541
Other Human Capital Management Services	(154)	372	(196)	1,721
	21,718	20,129	59,684	49,545

Unallocated corporate overhead	9,449	8,419	29,608	24,714
Depreciation	995	953	3,059	2,902
Amortization	1,097	982	3,910	2,947
Loss on sale of business	—	2,184	—	2,184
Acquisition and integration costs	—	584	—	742
Acquisition-related contingent consideration	237	—	707	—
Restructuring costs	611	140	611	1,147
Impairment charges	—	—	24,311	—
Income (loss) from operations	$9,329	$6,867	$(2,522)	$14,909

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2016	2015	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	6,954	6,646	308	4.6%
Average Nurse and Allied Staffing revenue per FTE per day	$292	$257	35	13.6%

Physician Staffing statistical data: (a)
Days filled	16,639	20,543	(3,904)	(19.0)%
Revenue per day filled	$1,576	$1,505	71	4.7%

	Nine Months Ended
	September 30,	September 30,		Percent
	2016	2015	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	6,885	6,569	316	4.8%
Average Nurse and Allied Staffing revenue per FTE per day	$280	$256	24	9.4%

Physician Staffing statistical data: (a)
Days filled	47,961	59,470	(11,509)	(19.4)%
Revenue per day filled	$1,542	$1,485	57	3.8%

(a)	See definition of Business Measurements under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $29.3 million, or 18.6%, to $186.6 million for the three months ended September 30, 2016, as compared to $157.3 million for the three months ended September 30, 2015. The year-over-year increase was due to the impact of the Mediscan acquisition, improved pricing, and incremental project revenue with higher average bill rates.

Contribution income from Nurse and Allied Staffing increased $2.9 million or 17.6%, to $19.5 million for the three months ended September 30, 2016, as compared to $16.6 million for the three months ended September 30, 2015. As a percentage of segment revenue, contribution income was 10.4% for the three months ended September 30, 2016, compared to 10.5% for the three months ended September 30, 2015.

Operating Metrics
The average number of Nurse and Allied Staffing FTEs on contract during the three months ended September 30, 2016 increased 4.6% from the three months ended September 30, 2015, primarily due to the additional FTEs related to the Mediscan acquisition. The average Nurse and Allied Staffing revenue per FTE per day increased 13.6%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $5.9 million, or 19.0%, to $25.1 million for the three months ended September 30, 2016, as compared to $31.0 million for the three months ended September 30, 2015. The decrease in revenue was entirely due to lower volume of days filled.

Contribution income from Physician Staffing decreased $0.8 million or 24.9%, to $2.4 million for the three months ended September 30, 2016, as compared to $3.2 million for the three months ended September 30, 2015. As a percentage of segment revenue, contribution income was 9.6% for the three months ended September 30, 2016 and 10.3% for the three months ended September 30, 2015. The year-over-year decrease was largely attributable to reduced operating leverage on the lower revenue.

Operating Metrics
Physician Staffing days filled decreased 19.0%, to 16,639 days in the three months ended September 30, 2016, as compared to 20,543 days in the three months ended September 30, 2015. Revenue per day filled for the three months ended September 30, 2016 was $1,576, up 4.7% over the prior year, due to improved pricing.

Other Human Capital Management Services

Revenue from OHCMS decreased $4.1 million, or 55.7%, to $3.3 million for the three months ended September 30, 2016, as compared to $7.4 million for the three months ended September 30, 2015. The decrease was primarily related to the divestiture of CCE in the third quarter of 2015. Revenue from our search business decreased 23.3%, primarily attributable to lower revenue from retained executive searches.

Contribution loss from OHCMS was $0.2 million for the three months ended September 30, 2016, as compared to contribution income of $0.4 million for the three months ended September 30, 2015. Contribution income as a percentage of segment revenue decreased to a negative 4.7% for the three months ended September 30, 2016 compared to 5.0% for the three months ended September 30, 2015. The decrease was primarily due to the revenue decrease in our physician and executive search business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead increased $1.0 million or 12.2%, to $9.4 million for the three months ended September 30, 2016, from $8.4 million in the three months ended September 30, 2015. The increase was primarily due to higher corporate benefits and general and administrative expenses, including rent and utilities and professional fees. As a percentage of consolidated revenue, unallocated corporate overhead was 4.4% for the three months ended September 30, 2016, and 4.3% for the three months ended September 30, 2015.

Segment Comparison - Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $68.3 million, or 14.9%, to $527.4 million for the nine months ended September 30, 2016, as compared to $459.1 million for the nine months ended September 30, 2015. The year-over-year increase was primarily due to the impact of the Mediscan acquisition and improved pricing.

Contribution income from Nurse and Allied Staffing increased $13.6 million or 33.7%, to $53.9 million for the nine months ended September 30, 2016, as compared to $40.3 million for the nine months ended September 30, 2015. As a percentage of segment revenue, contribution income increased to 10.2% for the nine months ended September 30, 2016, compared to 8.8% for the nine months ended September 30, 2015, primarily reflecting improvement in our bill/pay spreads.

Operating Metrics
The average number of Nurse and Allied Staffing FTEs on contract during the nine months ended September 30, 2016 increased 4.8% from the nine months ended September 30, 2015, due to the additional FTEs related to the Mediscan acquisition. The average Nurse and Allied Staffing revenue per FTE per day increased 9.4%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $14.6 million, or 16.6%, to $73.5 million for the nine months ended September 30, 2016, as compared to $88.1 million for the nine months ended September 30, 2015. The decrease in revenue was primarily due to lower volume of days filled.

Contribution income from Physician Staffing decreased $1.5 million or 20.4%, to $6.0 million for the nine months ended September 30, 2016, as compared to $7.5 million for the nine months ended September 30, 2015. As a percentage of segment revenue, contribution income was 8.2% for the nine months ended September 30, 2016 and 8.6% for the nine months ended September 30, 2015. The year-over-year decrease was largely attributable to reduced operating leverage on the lower revenue.

Operating Metrics
Physician Staffing days filled decreased 19.4%, to 47,961 days in the nine months ended September 30, 2016, as compared to 59,470 days in the nine months ended September 30, 2015. Revenue per day filled for the nine months ended September 30, 2016 was $1,542, up 3.8% over the prior year, due to improved pricing.

Other Human Capital Management Services

Revenue from OHCMS decreased $16.9 million, or 62.6%, to $10.1 million for the nine months ended September 30, 2016, as compared to $27.0 million for the nine months ended September 30, 2015. The decrease was primarily related to the divestiture of CCE in the third quarter of 2015. Excluding CCE, revenue from our search business decreased 18.8%, primarily attributable to lower revenue from retained executive searches.

OHCMS had contribution loss of $0.2 million for the nine months ended September 30, 2016, as compared to income of $1.7 million for the nine months ended September 30, 2015. Contribution income as a percentage of segment revenue decreased to a negative 1.9% for the nine months ended September 30, 2016 compared to a positive 6.4% for the nine months ended September 30, 2015. The decrease was primarily due to the revenue decrease in our physician and executive search business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead increased $4.9 million or 19.8%, to $29.6 million for the nine months ended September 30, 2016, from $24.7 million in the nine months ended September 30, 2015. The increase was primarily due to an increase in compensation and benefits, corporate-wide projects, and professional expenses as we continue to centralize functions, as well as make investments in IT infrastructure. As a percentage of consolidated revenue, unallocated corporate overhead was 4.8% for the nine months ended September 30, 2016, and 4.3% for the nine months ended September 30, 2015.

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2016, we had $26.7 million in cash and cash equivalents and $72.5 million of total debt, including the Convertible Note derivative liability of $13.4 million and net of $5.4 million of unamortized discount and debt issuance costs. Working capital increased to $98.7 million as of September 30, 2016 from $72.7 million as of December 31, 2015. Days' sales outstanding (DSO), which includes balances billed on behalf of our subcontractors, decreased 7 days to 63 days as of September 30, 2016, compared to 70 days as of December 31, 2015. Our net DSO, which excludes amounts owed to subcontractors, decreased 7 days to 50 days as of September 30, 2016, compared to 57 days as of December 31, 2015. The improvement in DSO is largely due to the strength and timing of collections. We expect our DSO to increase slightly at year-end due to seasonality.

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

Net cash provided by operating activities was $32.3 million in the nine months ended September 30, 2016 compared to $18.9 million in the nine months ended September 30, 2015, primarily due to the 7 day improvement in DSO in the nine months ended September 30, 2016 compared to a 4 day increase in DSO in the nine months ended September 30, 2015.

Net cash used in investing activities was $6.4 million in the nine months ended September 30, 2016, compared to $5.2 million provided in the nine months ended September 30, 2015. Net cash used in investing activities in the nine months ended September 30, 2016 included $5.0 million for capital expenditures and $1.9 million of acquisition-related settlements, partially offset by the receipt of $0.5 million related to proceeds from the sale of CCE. See Note 4 - Disposal to our condensed consolidated financial statements. Of the cash used for capital expenditures in the nine months ended September 30, 2016, $2.6 million either has been or will be reimbursed in future periods from our landlord and be reflected in operating activities. Net cash provided by investing activities in the nine months ended September 30, 2015 included proceeds of $7.2 million from the sale of CCE, net of related costs, $1.8 million used for capital expenditures, and $0.1 million of acquisition-related settlements related to Medical Staffing Network.

Net cash used in financing activities during the nine months ended September 30, 2016 was $1.6 million, compared to $4.5 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we entered into a Senior Credit Facility which provided us with $40.0 million of borrowings under its Term Loan Facility.  Part of the proceeds from the borrowings were used to prepay our $30.0 million Second Lien Term Loan including a prepayment penalty of $0.6 million and $1.2 million of debt issuance costs.  In addition, during the nine months ended September 30, 2016, we repaid a net of $8.0 million on our senior secured asset-based credit facility and $0.5 million on our Term Loan Facility. In addition, we used cash to pay $0.6 million for shares withheld for taxes, $0.5 million for noncontrolling shareholder payments, and $0.2 million of contingent consideration. During the nine months ended September 30, 2015, we repaid total debt, net of borrowings, of $3.6 million and used $0.5 million to pay for shares withheld for taxes and $0.4 million for noncontrolling shareholder payments.

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

As of September 30, 2016, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 225 basis points. The interest rate is subject to an increase of 200 basis points if an event of default exists under the Credit Agreement. We are required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, based on the Applicable Margin which, as of September 30, 2016, was 0.30%. Based on our September 30, 2016 covenant calculations, we expect our interest rate will decrease to One Month LIBOR plus 200 basis points, effective on the second business day after which we deliver the September 30, 2016 financial statements and compliance certificate to the lender.

As of September 30, 2016, we had $22.2 million letters of credit outstanding and $77.8 million available under the Revolving Credit Facility. The letters of credit relate to our workers’ compensation and professional liability insurance policies.

See Note 8 - Debt to our condensed consolidated financial statements for further information.

Convertible Notes

As of September 30, 2016, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of our common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period.

The Convertible Notes bear interest at a rate of 8.00% per annum, payable in quarterly cash installments; provided, however, that, at our option, up to 4.00% of the interest payable may be “paid-in-kind” through a quarterly addition of such “paid-in-kind” interest amount to the principal amount of the Convertible Notes. The Convertible Notes will mature on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, we are not permitted to redeem the Convertible Notes until June 30, 2017. If we redeem the Convertible Notes on or after June 30, 2017, we are required to pay a premium of 15% of the amount of principal of the Convertible Notes redeemed. See Note 8 - Debt to our condensed consolidated financial statements for further information.

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

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2016:

Commitments	Total	2016	2017	2018	2019	2020	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$39,500	$500	$2,500	$3,000	$3,500	$4,000	$26,000
Convertible Notes (b)	25,000	—	—	—	—	25,000	—
Interest on debt (c)	12,012	791	3,103	3,024	2,937	1,816	341
Contingent consideration (d)	6,335	—	1,423	1,239	265	3,408	—
Capital lease obligations	34	11	13	8	2	—	—
Operating lease obligations (e)	39,396	1,900	6,857	5,851	4,349	3,834	16,605
	$122,277	$3,202	$13,896	$13,122	$11,053	$38,058	$42,946
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

(b)
The Convertible Notes are convertible into shares of our common stock at the option of the holders thereof at any time. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. See Note 8 - Debt to our condensed consolidated financial statements.

(c)
Interest on debt represents payments due through maturity for our Term Loan and Convertible Notes. Interest payments on our Term Loan were calculated using the September 30, 2016 applicable LIBOR and margin rate totaling 2.8%. Interest on our Convertible Notes was calculated using the fixed interest rate of 8.0% and assuming no conversion.

(d)
The contingent consideration amounts represent the estimated payments due to the seller, and the additional contingent purchase price liabilities for a previously acquired business, related to the Mediscan acquisition, including accretion. While it is not certain if, or when, these contingent payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

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

During the nine months ended September 30, 2016, we recognized total impairment charges relating to our Physician Staffing reporting unit of $24.3 million, comprised of $17.7 million related to goodwill, $0.6 million related to trade names, and $6.0 million related to customer relationships. These charges comprise impairment charges on the condensed consolidated statement of operations for the respective periods.
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
We used a combination of an income and a market approach to calculate the fair value of the Physician Staffing reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on our discrete financial forecast of revenue, gross profit margins, operating costs and cash flows. We also considered historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. Assumptions used in the market approach included valuation multiples based on an analysis of multiples for comparable public companies. Finally, a 50% weighting was applied to the components of each approach to estimate the total fair value of goodwill. As a result of the testing, we compared the implied fair value of goodwill to its carrying amount and recorded a non-cash pre tax goodwill impairment charge of $17.7 million in the second quarter of 2016.
We valued the Physician Staffing trade names based on a Relief from Royalty methodology using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method and has been applied consistently since the date of acquisition. The calculated value of the trade names was compared to their carrying amount and, as a result, we recorded a non-cash pre tax impairment charge of $0.6 million in the second quarter of 2016.

We valued the Physician Staffing customer relationships based on the Multi-Period Excess Earnings Method (MPEEM). The MPEEM estimates the fair value based on the present value of the allocated future economic benefits. The inputs include the projected revenue and associated expenses from the customers, an estimated attrition rate, and a discount rate of 13.5%. We performed a recoverability test on the asset group which customers are a part of and deemed customer relationships to be impaired. As a result, the calculated value of customer relationships was compared to its carrying amount and we recorded a non-cash pre tax impairment charge of $6.0 million in the second quarter of 2016.
As of September 30, 2016, the carrying amount of goodwill, trade names, and other intangible assets, net, relating to the Physician Staffing reporting unit were $25.7 million, $15.0 million, and $1.3 million, respectively.
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

See Note 7 - Goodwill and Other Intangibles to our condensed consolidated financial statements for further information.
Recent Accounting Pronouncements

See Note 16 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facilities. See Note 8 - Debt to our condensed consolidated financial statements for further information. During the nine months ended September 30, 2016 or 2015, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk.

Derivative Liability Risk

As of September 30, 2016, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our condensed consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 4, 2016	By:	/s/ Christopher R. Pizzi
Christopher R. Pizzi Chief Financial Officer

EXHIBIT INDEX

No.	Description

*10.1	Tenth Amendment to Lease agreement between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 19, 2016.

*10.2	Amendment to Lease agreement between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 19, 2016.

*10.3
Amendment No. 2, dated October 31, 2016 to Convertible Note Purchase Agreement, dated June 30, 2014, among Cross Country Healthcare, Inc., the Guarantor subsidiaries of the Company named therein, and the Noteholders named therein.

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Christopher R. Pizzi, Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Christopher R. Pizzi, Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith