Form 10-K
period 2016-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2017-03-03
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-33169

Cross Country Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4066229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 Congress Avenue
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2016 of $13.92 as reported on the NASDAQ National Market, was $440,736,307. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 28, 2017, 32,984,000 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2017 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2017.

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

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (NASDAQ: CCRN) is a national leader in providing healthcare staffing, recruiting and value-added workforce solutions. Through a full suite of innovative workforce solutions and a national presence including 74 office locations throughout the United States, we are able to meet the unique and dynamic needs of our clients. By utilizing our various solutions, clients are able to better plan their personnel needs, outsource recruitment processes, strategically flex their workforce, streamline their purchasing needs, access specialties not available in their local area, access quality healthcare personnel and provide continuity of care for improved patient outcomes. Our solutions are geared towards assisting our clients in solving their labor issues while maintaining high quality outcomes. During 2016, we had more than 27,500 healthcare professionals on assignment at over 6,700 facilities. Our Managed Service Programs served more than 2,100 facilities.
Our workforce solutions include:
●    Managed Service Programs (MSPs);
●    Optimal Workforce Solutions (OWS);
●    Predictive Analytics;
●    Internal Resource Pool Consulting & Development (IRP);
●    Education Healthcare Services;
●    Recruitment Process Outsourcing (RPO); and
●    Electronic Medical Record Transition Staffing (EMR).
We are able to provide our services on a national level or through any one of our 63 local branches throughout the United States or through a combination of both. We service a variety of clients, including public and private acute care hospitals, public and charter schools, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, correctional facilities, government facilities, retailers and many other healthcare providers. Our business consists of three business segments: (i) Nurse and Allied Staffing, (ii) Physician Staffing and (iii) Other Human Capital Management Services. Fees for our services are paid directly by our clients and in certain instances by vendor managers, and as a result, we have no direct exposure to Medicare or Medicaid reimbursements.
For the full year of 2016, our consolidated revenue was $833.5 million, reflecting a diversified revenue mix across healthcare customers. Nurse and Allied Staffing was 86% of revenue, comprised of travel nurse, travel allied and branch-based local nurse and allied staffing (including staffing of public and charter schools). Physician Staffing was 12% of our revenue and consists primarily of physician staffing services with placements across multiple specialties. Other Human Capital Management Services was 2% of our revenue which, since August 31, 2015 when we divested our education seminars business, consists of our retained and contingent search services primarily for physicians and healthcare executives. On a company-wide basis, we have approximately 8,000 active contracts with healthcare clients, and we provide our staffing services and workforce solutions in all 50 states. In 2016, 2015 and 2014 no client accounted for more than 10% of our revenue. For additional financial information concerning our business segments, see Note 17 - Segment Data to the consolidated financial statements.
Acquisitions
Part of our strategy to grow revenue in our core business has been to make acquisitions that allow us to: (i) expand our workforce solutions offerings to deepen our relationships with current customers and to attract new customers; (ii) expand our local branch network to grow our local market presence and our MSP business; (iii) further diversify our customer base into the public and charter school market; (iii) diversify our customer base into the local ambulatory care and retail market, which provides more balance between our large volume-based customers and our small local customers; (iv) better position ourselves to take additional market share in our MSP business; (v) access more candidates and candidates in different specialties; and (vi) add new skillsets to our traditional staffing offerings.
In December 2016, we acquired an RPO business, US Resources Healthcare. This acquisition expands our workforce solutions capabilities to deliver financial and operating efficiencies to our customers through labor optimization services while enhancing the quality of care. By partnering with our customers to design and execute a tailored solution to meet their talent and business goals, we are able to find the talent our customers need.
In October 2015, we acquired Mediscan, Inc. and certain of its affiliates (Mediscan). Mediscan currently employs healthcare professionals in 70 specialties at more than 750 clients in 30 states - primarily California. This acquisition strengthened our footprint in California, a large and growing market. It provides an opportunity to add new service lines, expand our market share through its local presence and further diversify our customer base, as the Mediscan business is equally divided between acute/ambulatory care and public and charter schools. Finally, it offers access to additional candidates through two well established brands: Mediscan and DirectEd. For additional financial information concerning our acquisitions, see Note 3 - Acquisitions to the consolidated financial statements.
In June 2014, we acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN). At the time of the acquisition, MSN had 55 locations throughout the U.S. that provided per diem, local, contract, travel and permanent hire staffing services. The acquisition increases our branch network and market share, diversifies our customer base and brings new service lines.
Competition

The principal competitive factors in attracting, retaining and expanding business with healthcare clients nationally include: (i) understanding the client’s work environment, (ii) offering a comprehensive suite of services to assist the client in assessing its personnel needs and partnering with clients to design various customizable alternative solutions, (iii) the timely filling of clients' needs, (iv) price, (v) customer service, (vi) quality assurance and screening capabilities, (vii) risk management policies, (viii) insurance coverage, and (ix) general industry reputation. The principal competitive factors in attracting qualified healthcare professionals for temporary employment include: (i) a large national pool of desirable assignments, (ii) pay and benefits, (iii) speed of placements, (iv) customer service, (v) quality of accommodations, and (vi) overall industry reputation. We focus on retaining healthcare professionals by providing high-quality customer service, long-term benefits (to employees), and medical malpractice insurance.
We believe we are one of only two large full-service healthcare staffing providers with a national footprint; one of the top five providers of physician staffing services in the United States; and one of the top providers of retained and contingent physician and healthcare executive search services in the healthcare marketplace. Some of our competitors in the healthcare staffing, workforce solutions, and search businesses include: AMN Healthcare Services, Inc., CHG Healthcare Services, Maxim Healthcare, Jackson Healthcare, Team Health, HealthTrust Workforce Solutions, MedAssets, and Witt Kiefer.
We believe we benefit competitively from the following:
Breadth and Expertise of Value-Added Workforce Solutions Offered. As a long-time leader of MSP solutions, our additional services include: OWS, RPO, Predictive Analytics, IRP, Education Healthcare Services, and EMR staffing. Our holistic approach is to deploy cost effective labor optimization strategies with each customer, all while ensuring quality of care for patients.

-
MSP Capabilities. Rather than an acute care facility’s talent management team working with multiple staffing agencies, our MSP model offers a single point of contact, access to a nationwide network of subcontractors, uniform rates and terms, and accountability for the quality of healthcare professionals to our clients through the aggregation and standardization of total contract labor spend. This MSP model has become a desired practice of healthcare systems seeking to drive financial and operating efficiencies, while ensuring quality of care.

-
Predictive Analytics. We offer predictive analytics to hospitals that need decision support for staffing in real time. Generally, hospitals spend between 45-50% of their net patient revenue on labor, and typically half of that amount is spent on clinical labor, the majority of which is nursing. By providing a solution that allows staffing managers and unit directors the ability to forecast census based on historical trend data, they are better able to staff their units more scientifically rather using anecdotal information.

-
OWS. These services allow our clients to outsource certain non-core department staff that may be particularly challenging to recruit and retain. By outsourcing these departments to our OWS team, our clients can better control their operating costs, gain access to our talent management expertise, free their internal resources for other purposes, streamline or increase efficiency for certain functions and improve their overall focus.

-
IRP. We consult with our clients to structure groups of their staff professionals that can be called upon when shortages exist or are expected. These professionals agree to fill positions when necessary and are available when called upon. They have experience with the facilities where they will work, so they are immediately up to speed with how things are done and what is expected from them the moment they arrive. This type of pool promotes quality of care and is cost efficient for our clients.

-
Education Healthcare Services. By providing consultative and staffing services to traditional public and charter school clients, we help them achieve performance and cost savings goals while experiencing greater flexibility in their operations.

-
RPO. We offer business process outsourcing where a client transfers all or part of its talent management recruitment processes to us and we can assume the design and management of the recruitment process and the responsibility for the results. The structure of this solution differs greatly from client to client as there is a continuum of scope of the services that may be provided (e.g. end to end services or hybrid solutions).

-
EMR. Based on the government mandate for hospitals to convert to Electronic Medical Records to ensure payment for services, we developed a sound transition and implementation process to help our clients backfill staffing needs while they adopt a new or upgraded EMR platform. Staffing plans are created in collaboration with our clients so they have adequate, planned, quality staffing to cover these peak vacancies.

Ability to Meet a National Shift Towards a More Integrated Delivery of Healthcare. With our national resources, as well as local resources at our 63 branches, we are uniquely positioned to assist hospitals and health systems which continue to turn to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers as a result of the Patient Protection and Affordable Care Act (ACA) of 2010 and other market dynamics. By offering travel, per diem and permanent placement of a variety of healthcare professionals, we are also able to offer many different types of personnel to hospitals and health systems at their main campuses, as well as their ambulatory and outpatient care centers, in order to meet their workforce needs.
Brand Recognition. We go to market with a variety of brands, which are well-recognized among leading hospitals and healthcare facilities and many healthcare professionals. These businesses have been operating for more than twenty years.
Strong and Diverse Client Relationships. We provide healthcare staffing and workforce solutions to a diverse client base throughout the United States with approximately 8,000 active contracts with hospitals and healthcare facilities, and other healthcare providers. As a result, we have a diverse choice of assignments for our healthcare professionals to choose from. In addition, our joint venture with a large health system provides us with a unique insight into the challenges facing many of our hospital clients generally and this provides us with the opportunity to better serve all of our clients by designing and implementing workforce solutions to meet their needs. Our relationship with the largest member owned healthcare services company in the United States should also serve to expand our relationships in the healthcare community.
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
Demand and Supply Drivers

Demand Drivers

Effect of ACA on Healthcare Utilization. The ACA has increased the number of insured patients over the past few years, especially in states that have expanded Medicaid. While the outcome of the 2016 federal elections has cast uncertainty on the future of the ACA, it has been reported that 20 million people have gained health insurance coverage (U.S. Department of Health & Human Services, March 2016). We believe the demand for healthcare professionals will continue as the number of insured has increased in the past few years under the ACA and with more persons employed who have healthcare insurance.
Demand for Workforce Solutions. Despite the rise in the number of insured and Medicaid patients, hospitals still face continued pressure to keep costs down to protect their margins from continued Medicare rate reductions and fluctuations in demand for hospital care. In addition, there is a national shift away from volume-based pricing to value-based pricing. The visibility of Hospital Consumer Assessment of Healthcare Providers and Systems survey scores, a national, standardized, publicly reported survey of patients' perspectives of hospital care, has also put pressure on hospitals to maintain a certain level of quality of care so hospitals do not incur financial penalties or risk decreased patient volume due to low scores. We believe these dynamics continue to put pressure on hospitals to find innovative solutions in order to better manage their workforce, which accounts for a large portion of their expenses. Working with an MSP allows healthcare facilities to easily flex their workforce numbers up and down and to streamline their talent acquisition process by having one point-of-contact (Modern Healthcare, November 7, 2015). As a result, we believe hospitals are more willing to engage healthcare staffing companies, such as ours, that provide both staffing and workforce solutions that can help them solve problems, such as assessing their workforce needs or reducing readmission rates without negatively impacting the quality of care. Many hospitals are also making vertical acquisitions by investing in outpatient facilities, ambulatory care centers and stand-alone emergency departments in order to capture outpatient revenue, which will further drive demand for healthcare personnel.
Shift from Inpatient Services to Outpatient/Ambulatory Settings. We believe certain initiatives taken under the ACA - such as Medicare reimbursement incentives for reduced readmissions, have a direct correlation to the shift from inpatient services to outpatient/ambulatory settings. As reported by Staffing Industry Analysts in December 2016, from March 2012 - October 2016, 334,000 net hospitals jobs were added, but 923,000 ambulatory care setting jobs were added in the same period (U.S. Healthcare Staffing Growth Assessment, Staffing Industry Analysts, December 2016). In addition, over the past three years, five large publicly traded health systems experienced higher growth in outpatient admissions than inpatient (U.S. Healthcare Staffing Growth Assessment, Staffing Industry Analyst, December 2016). Ambulatory surgery centers are “high-quality, lower-cost substitutes for hospitals as venues for outpatient surgery” (Health Affairs, May 2014, study conducted by health economists Elizabeth Munnich of the University of Louisville and Stephen Parente of the University of Minnesota). As hospital and health system leaders respond to the dynamic changes in the healthcare industry by becoming more cost effective, streamlining their healthcare delivery processes and making vertical acquisitions to control the quality of care (as opposed to horizontal acquisitions among hospitals made in the past to increase volume), we believe the outpatient and ambulatory care markets will continue to provide a robust area of growth for healthcare staffing agencies with a strong local market presence, and for those that provide Advanced Practitioners, such as Nurse Practitioners (NPs) and Physicians Assistants, who frequently provide oversight in ambulatory settings.
Growing and Aging U.S. Population. Two long-term macro drivers of our business are demographic in nature -- a growing and aging U.S. population. The U.S. Census Bureau projects the U.S. population will increase approximately 31% (from 319 million in 2014 to 417 million in 2060) - crossing the 400 million mark in 2051. In addition, by 2030 one in five Americans is also projected to be 65 years old or more. The number of persons aged 65 and over is expected to increase 112% (from 46,255,000 to 98,164,000) from 2014 to 2060 (U.S. Census Bureau, March, 2015). This is important because the utilization of healthcare services is generally higher among older people. All Baby Boomers are now over 50 years of age and account for nearly 25% of the population (U.S. Census Bureau, May 2014). Older persons averaged more office visits with doctors in 2012. Among people 75 and over, 23% had 10 or more visits to a doctor or other healthcare professional in the past 12 months compared to 14% among people age 45-64 (U.S. Department of Health and Human Services, A Profile of Older Americans: 2014). People aged 65 and over averaged more than five healthcare visits in 2013 (U.S. Centers for Disease Control and Prevention - National Ambulatory Medical Care Survey, 2013). The American Hospital Association (AHA) has also projected the share of hospital admissions for the over-65 age group to rise from 38% in 2004 to 56% in 2030. With the increase in the proportion of the population in older age groups reaching prime retirement age, healthcare occupations and industries are expected to have the fastest employment growth and to add the most jobs between 2014 and 2024, increasing their employment share from 12% in 2014 to 13.6% in 2024 (U.S. Bureau of Labor Statistics, Report Issued December 8, 2015). Healthcare support occupations, and healthcare practitioners and technical occupations are projected to be the two fastest growing occupational groups during the 2014 to 2024 decade, thereby contributing the most new jobs, with a combined increase of 2,300,000 jobs, representing about 1 in 4 new jobs (U.S. Bureau of Labor Statistics, Report Issued December 8, 2015).
Lower Unemployment and the Economy. In November 2016, the unemployment rate was 4.6% - the lowest rate since August 2007, which should increase the number of people with employer-sponsored health insurance (U.S. Bureau of Labor Statistics, 2017 Labor Force Statistics Database). Individuals with employer-sponsored health insurance are more likely to seek medical care than the uninsured, which raises demand for healthcare services and healthcare staff (U.S. Healthcare Staffing Growth Assessment, Staffing Industry Analysts, December 2016). The creation of additional jobs in the healthcare market should also increase demand for our services as our temporary staff are typically hired to replace healthcare workers taking vacation and leaves of absence.
Use of Temporary Workforce. The December 2016 penetration rate of temporary workers was 2.0% - (U.S. Bureau of Labor Statistics, 2017 Labor Force Statistics Database). We believe contingent labor will continue to be used strategically, as an increase in the use of temporary workers typically allows for cost-effective, time-sensitive solutions to specific business needs and allows organizations to leverage the skills of temporary workers while maintaining a lean staff of traditional permanent employees. Within the healthcare sector, we believe the current dynamic nature of the healthcare industry, among other things, has exacerbated hospitals’ needs for more flexibility to match revenue and payroll. We believe hospitals will maintain a lower percentage of permanent staff over time and will supplement their staffing needs with temporary healthcare professionals to allow them to flex their workforce up and down in order to address cost concerns, patient census needs and value-based purchasing needs.
Increased Need for Healthcare and Special Education Services in Schools. The Individuals with Disabilities Education Act (IDEA), enacted in 1975, mandates that children and youth ages 3-21 with disabilities be provided a free and appropriate public school education. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education 2016," by 2013-2014, the number of children and youth ages 3-21 receiving special education services was 6.5 million, or about 13% of traditional public and charter school enrollment. Of those students in school year 2013-14, 21% had a speech or language impairment, 13% had other health impairments, 8% had autism, 5% had emotional disturbances, 2% had multiple disabilities, and 1% had orthopedic impairments. The IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses and other healthcare professionals while at school. Based on the foregoing, we believe the demand for consulting and healthcare staffing services for public schools and charter schools will continue to be strong for agencies that can provide consulting services, healthcare personnel, technical assistance on policies, implementation, and training related to children and youth with special needs in school settings.
Nursing Shortage. The Georgetown University Center on Education and the Workforce (CEW) predicts a shortage of 192,620 nurses in 2020, which differs from the surplus of nurses predicted for 2025 by the Health Resources and Services Administration (HRSA) National Center for Health Workforce Analysis (Georgetown University Center on Education and the Workforce, Forecasts of Nursing Demand 2015). With healthcare now representing almost 20% of the U.S. economy, the aging of the U.S. population, and the expansion of healthcare coverage under the ACA, both the CEW and HRSA agree that demand for healthcare services and healthcare workers will continue to grow. The CEW’s analysis of the nursing shortage differs from that of the HRSA in that the CEW has made assumptions on the “active supply” of nurses - noting there is a stark difference between the number of nursing professionals who are licensed and the number of nursing professionals in the workforce. In 2013, there were 5.2 million licensed nursing professionals, but only 3.6 million were employed in the nursing workforce - so one-third of licensed nurses do not work in nursing (Georgetown CEW, Forecasts of Nursing Demand 2015). As further noted by CEW, “as the economy improves, many more nurses will have the option to leave the nursing workforce for other types of jobs or to retire.” In addition, even HRSA’s analysis notes that its national projection does not take into account an imbalance of RNs at the state level where many states are projected to experience a smaller growth in RN supply relative to their state-specific demand, resulting in a geographical shortage of RNs by 2025. In particular, 16 states are expected to see shortages. HRSA’s national projection also does not take into account a projected shortfall of registered nurses in particular specialties over the next ten years (U. S. Department of Health and Human Services, December 2014). We believe the following factors will contribute to new growth in demand for nurses: the continued aging of the baby boomers, the changing landscape of the healthcare industry with emerging care delivery models focused on quality of care, managing health status and preventing acute health issues (e.g., nurses taking on new and/or expanded roles in preventive care and care coordination), an uncertain level of newly insured individuals in the healthcare market, and the number of registered nurses that re-entered the workforce during the economic downturn that are now likely to leave their jobs during a better economy.
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
Supply Drivers

Networking. We rely heavily on word-of-mouth referrals for our healthcare professionals. Historically, more than half of our field employees have been referred to us by other healthcare professionals. Our most effective “sales force” is our network of healthcare professionals who have taken temporary or permanent assignments with us or who are currently working for us. We continue to make investments in our online social and professional networks that have also made it easier for us to connect with healthcare professionals and stay connected with them, thus enhancing our recruitment efforts.
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
Higher Quit Rates with an Improved Economy. The Bureau of Labor and Statistics uses the quit rate as a measure of workers’ willingness or ability to leave jobs. According to the 2016 Job Openings and Labor Turnover Survey Database, quits rose from 1.3% in December 2009 to 2.2% in December 2015 and remained essentially unchanged at 2.1% through November 2016 (Bureau of Labor Statistics, Job Openings and Labor Turnover - November 2016). This increased quit rate from 2009 through December 2015 reflected increased confidence among the workforce. The number of job openings reported at the end of November 2016 also remained steady at 5,500,000 (Bureau of Labor Statistics, Job Openings and Labor Turnover Survey, November 2016). During the last recession, registered nurses were hesitant to quit or voluntarily leave their jobs. However, with an improved economy and the low national unemployment rate, this trend appears to have reversed itself to some extent (Staffing Industry Analysts: US Healthcare Staffing Growth Assessment, October 28, 2015). We believe with the increased volume of orders for temporary healthcare workers and as wages increase, staff nurses are more confident to enter the temporary nurse market and are improving the supply.
Access to Healthcare Insurance. We believe that employees have historically remained employed by their employers, in part for healthcare coverage. The access to healthcare insurance provided by the ACA should provide more flexibility to employees, including healthcare professionals, which may result in a less committed relationship between employees and their employers. This should increase the supply of healthcare professionals willing to leave their permanent employment with hospitals and seek assignments with staffing agencies. It is still not clear what flexibility the ACA or any new healthcare legislation will allow.
Nurse Licensure Compact Promoting Mobility for RNs. Currently, 25 states have implemented the Nurse Licensure Compact (National Council of State Boards of Nursing 2016). The National Council of State Boards of Nursing

created this mutual recognition plan to allow RNs and licensed practical nurses who reside in those 25 states to practice under the same license in states that have adopted this mutual recognition model. It eliminates the time and expense of obtaining a license in a new state and promotes a more streamlined and flexible licensure process, thereby enhancing the mobility of the nurse labor force.
Temporary Physician Assignment. Locum tenens assignments offer physicians the ability to focus on practicing medicine while avoiding the stress of running their own practices; the ability to avoid paying the high costs of malpractice insurance; the opportunity to pick up extra shifts and weekends and work during the vacation time of full-time staff jobs in order to earn extra money and repay student loans; to lead a more flexible lifestyle; and to maintain their autonomy while practicing medicine. The supply of physicians available for our physician staffing services is variable and is influenced by several factors: the desire of physicians to work temporary assignments, the desire of physicians close to retirement to work fewer hours, work-life balance for all physicians, and the trend toward more female physicians in the workforce who traditionally work fewer hours than their male counterparts.
Physicians Seeking Stability as Full-Time Staff. In the past few years, physicians have increasingly become employees of hospitals or health systems due to business pressures and costs of operating private practices. Physician practices are facing a combination of factors that include: stagnant or declining reimbursement rates, increased regulatory burden (including the Medicare Access and CHIP Reauthorization Act of 2015), rising costs, greater risk associated with operating a private practice, and an increased desire for a better work-life balance. We believe physicians have been seeking employment with hospitals at higher rates in the past few years due to: the difficulty of transitioning private practices to EMR, traversing the maze of insurance company requirements, financial strains on private practices from repeated threatened pay cuts based on Medicare’s sustainable growth rate formulas, and the uncertain future of healthcare associated with the ACA. Joining a hospital's staff provides financial certainty and the ability to focus more on practicing medicine. We believe this shift in employment will continue to increase supply for our physician and executive search business as physicians look for permanent employment with hospitals or health systems.
Our Business Strategy

Our long-term business strategy is to grow revenue, expand our margins and improve our operating effectiveness by:

Increasing our workforce solutions business by delivering value-added solutions and strengthening and expanding current client relationships and developing new relationships with hospitals and healthcare facilities. While the effects of the recent election are not known at this time and the shift to value-based payments could slow or reverse, we believe that some iteration of the value-based payment models will remain in effect continuing to put financial pressure on our clients. To assist clients in meeting their financial and healthcare quality goals in a more complex environment, we design and execute workforce solutions customized to meet their unique needs. Our full suite of service offerings includes: MSP, OWS, Predictive Analytics, IRP, Educational Healthcare Services, and RPO. Each of our businesses enjoys strong customer relationships that may serve as a platform to sell new MSP services or expand our workforce solutions at current clients. As a result, we continue to invest in sales and marketing to increase market share through cross-collaboration of our businesses.
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
Improving our capture rate at current MSP accounts and expanding our national and local market presence to support the shift to outpatient and ambulatory care centers. We believe our large national footprint will allow us to (i) increase our market share at our current MSPs by improving our capture rate of per diem, local and allied healthcare staffing professionals, (ii) sell our MSP services to clients of our local branch-based network, (iii) support our current hospital and health system clients who are shifting care from inpatient to outpatient where possible and responding to market changes by making vertical acquisitions to control quality across the care continuum, (iv) support smaller, local customers, (v) support retail or commercial providers, such as national drugstore chains, (vi) broaden our customer base, and (vii) gain access to additional healthcare professionals who are uniquely qualified to provide care in outpatient and ambulatory care centers.
Expanding our gross profit margin and delivering a higher Adjusted EBITDA margin by (i) continuing to obtain pricing increases from our customers, (ii) managing our mix of business with hospitals and local/retail customers, (iii) expanding our Workforce Solutions business, and (iv) making further investments in our higher margin businesses: retained, contingent and permanent search, local allied, Healthcare Education Consulting, and RPO businesses.
Making strategic and disciplined acquisitions to strengthen and broaden our market presence. We believe the best acquisitions follow a structured and disciplined approach with clear strategic objectives, detailed implementation plans and a focus on creating and capturing value for our shareholders. Our management team has broad and varied experience in multiple types of transactions.
Business Overview

Services Provided

Nurse and Allied Staffing
The Nurse and Allied Staffing segment provides traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, and branch-based local nurses and allied staffing through our Cross Country Staffing®, MSN, AHG, Mediscan and DirectEd brands. We provide flexible workforce solutions to the healthcare and school markets through diversified offerings designed to meet the special needs of each client, including: MSP, OWS, Predictive Analytics, IRP, Educational Healthcare Services, RPO and EMR. Our clients include: public and private acute care hospitals, government-owned facilities, public schools, charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers. The Joint Commission has certified our Nurse and Allied Staffing businesses under its Health Care Staffing Services Certification Program. Our Nurse and Allied Staffing revenue and operating income is set forth in Note 17 - Segment Data to the consolidated financial statements.
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
Our Business Model

We have developed and will continue to focus our business model on increasing revenue and achieving greater profitability through higher efficiencies, expanding current MSP services and adding new MSP accounts, and further diversifying our customer base - all while continuing to offer the highest possible quality services.

Marketing and Recruiting Healthcare Professionals
We operate differentiated brands to recruit nurses and allied professionals. We believe our multi-brand recruiting model helps us reach a larger volume and a more diverse group of candidates to fill open positions at our clients throughout the United States in various clinical and non-clinical settings and in many different geographic areas. We believe nurses and allied professionals are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, scheduling options, as well as a high level of service to them. In addition, we believe nurses and allied professionals are confident we will have new assignments for them as they complete their current assignment. Our benefits generally include professional liability insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances and housing. Each of our nurse and allied healthcare professionals is employed by us is typically paid hourly wages and any other benefits they are entitled to receive during the assignment period.
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
MDA recruits and contracts with physicians and advanced practice professionals to provide medical services for MDA’s healthcare customers. Each physician or advanced practice professional is an independent contractor and enters into an agreement with MDA to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer. Physicians and advanced practice professionals are engaged to provide medical services for a healthcare customer ranging from a few days up to a year. We believe physicians are attracted to us because we offer a wide variety of assignments, competitive fees, medical malpractice insurance and a high level of service to them. MDA relies on word-of-mouth referrals, but also markets it brands on the Internet and through extensive social media.
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
We provide flexible workforce solutions to the healthcare and school markets through diversified offerings meeting the special needs of each client. Orders for open positions and other services are entered into our various databases and are available to recruiters. Account managers, who develop relationships with our clients to understand their specific settings and culture, submit candidate profiles to clients, and confirm offers and placements with them. In 2016, the market for Nurse and Allied Staffing was estimated to be approximately $11.2 billion, of which $4.2 billion was travel nursing, $3.2 billion was per diem staffing and $3.8 billion was allied healthcare staffing (U.S. Staffing Industry Forecast September 2016 Update, U.S. Staffing Industry Analysts).
MDA markets its physician staffing operations to hospitals and other healthcare facilities on a national basis. Our recruiters use our large database of physicians and their expertise in their given specialties to contact physicians to schedule short and long-term engagements at healthcare customers. MDA successfully operates a multi-site business model with employees at several locations.
Cejka markets its retained and contingent search services to healthcare clients primarily through industry professional organizations, direct marketing, Cejka’s website and word-of-mouth.
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
Client Billing
We negotiate payment for services with our clients based on market conditions and needs. We generally bill our nurse and allied employees at an hourly rate and assume all employer costs, including payroll, withholding taxes, benefits, professional liability insurance and other requirements, as well as any travel and housing arrangements, where applicable. Our shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the billable transactions to the clients.
Hours worked by independent contractor physicians are reported to our MDA office. We bill our clients for hours worked by independent contractor physicians and for our recruitment fee. We negotiate payment for services with our clients based on market conditions and needs, and the amount we earn is not fixed. We keep a recruitment fee and pass on an agreed amount to the independent contractor physician on behalf of our clients.
For our physician and executive search business, Cejka typically bills its clients a candidate acquisition fee and is reimbursed for certain marketing expenses.
Operations
Our Nurse and Allied and Physician Staffing businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians and client healthcare facilities through operation centers located in Boca Raton, Florida; Newtown Square, Pennsylvania; Woodland Hills, California; and Berkeley Lake, Georgia. In addition to the key sales and recruitment activities, certain of these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service and risk management. On December 31, 2016, we had 74 office locations.
Cejka Search primarily operates its business from its headquarters located in Creve Coeur, Missouri. This business operates relatively independently, other than certain ancillary services that are provided from our Boca Raton, Florida headquarters, such as payroll, legal and information systems support.

Information Systems
Various information systems are utilized to run our customer relationship management, recruitment, and placement functions based on the different brands that we operate. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities. Other systems are Software as a Service (SaaS) based and hosted by our vendor partners. All of these systems were built/bought to handle considerable growth of all of our businesses. With capability to provide support to all of our facility clients, field employees and independent contractors, our systems maintain detailed information about our client skillsets and status which assist us in enabling fulfillment and assignment renewal. Our databases are also an extensive pool of existing and potential customers and all related recruitment and sales activity. We constantly evaluate our systems, and the legacy systems for MDA and Cejka Search were recently replaced by an industry leading SaaS product.
Our financial and human resource systems are managed on leading enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. These systems have the ability to scale to accommodate revenue growth and/or employee growth. All of our systems are managed by our onshore and offshore Information Technology team.
Risk Management, Insurance, and Benefits
We have developed a risk management program that requires prompt notification of incidents by clients, clinicians and independent contractors, educational training to our employees, loss analysis, and prompt reporting procedures to reduce our risk exposure. Each of our temporary employees receives instructions regarding the timely reporting of claims and this information is also available on our website. While we cannot predict the future, we continuously review facts and incidents associated with professional liability and workers’ compensation claims in order to identify trends and reduce our risk of loss in the future where possible. In addition, upon notification of an incident that may result in liability to us, we promptly gather all available documentation and review the actions of our employee and independent contractor to determine if he or she should remain on an assignment and whether he or she is eligible for another assignment with us. We consider assessments provided by our clients and we work with clinicians and experts from our insurance carriers, to determine employment eligibility and potential exposure. Prior to approving an employee or independent contractor for an assignment, we review records from applicable state professional associations, the national practitioners’ database and other such databases available to us.
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
Employees
As of December 31, 2016, we had approximately 1,737 corporate employees. During 2016, we employed an average of 6,953 full-time equivalent field employees in Nurse and Allied Staffing. This does not include our Physician Staffing independent contractors, all of whom are not employees. Throughout 2016 we were not subject to any collective bargaining agreements. However, in October 2015, the employees we have outsourced to a customer in New York under our OWS model, mainly paraprofessionals, voted to be represented by Local 1199 of the Service Employees International Union. We began negotiating with Local 1199 for an initial collective bargaining agreement in 2016 to cover the terms and conditions of employment for these employees (approximately 450 employees) and expect those negotiations to continue in 2017. We consider our relationship with employees to be good.
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
Among other things, changes in the economy, a decrease or stagnation in the general level of in-patient admissions or out-patient services at our clients’ facilities, uncertainty regarding or changes to federal healthcare law and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, and create organizations capable of managing population health, demand for our services could decrease. Decreases in demand for our services may also affect our ability to provide attractive assignments to our healthcare professionals.
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
We continue to see an increase in the use of intermediaries by our clients. These intermediaries typically enter into contracts with our clients and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our clients. Each of these intermediaries charges an administrative fee. In instances where we do not win new MSP opportunities or where other vendors win this MSP or VMS business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP and other workforce solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability, and reduced margins.

Our costs of providing services may rise faster than we are able to adjust our bill rates and pay rates and, as a result, our margins could decline.
Costs of providing our services could change more quickly than we are able to renegotiate bill rates in our active contracts and pay rates with our thousands of healthcare professionals. For example, we offer housing subsidies to our healthcare professionals or provide actual housing to our healthcare professionals. At any given time, we have over a thousand apartments on lease throughout the U.S. because we provide housing for certain of our healthcare professionals when they are on an assignment with us. The cost of subsidizing housing or renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance and unemployment rates could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance, health insurance and workers’ compensation insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our clients or renegotiate pay rates with our healthcare providers.
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
The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory environment that affect the purchasing policies, practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could reduce the funds available to purchase our services or otherwise require us to modify our offerings.
We provide our services to hospitals and health systems who pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. However, indirectly, our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of our customers. Reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services.
In March 2010, President Obama signed into law the ACA, a measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. In addition, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls. We do not know what effect any change to the ACA, federal healthcare legislation generally or any state law proposals may have on our business. We believe that we are well-positioned to help our customers in a value-based care environment, which we expect will remain a key feature of government policy under any modified or replacement legislation. Nonetheless, the impact of a repeal or any amendment or replacement of the ACA is uncertain and could adversely affect our business, cash flow and financial performance.
We operate our business in a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties as well as litigation and could reduce our revenue and earnings per share.
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
In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, negligent credentialing, product liability or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal or related to one of our subcontractors or its employees. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals that we place on assignment. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or healthcare professional to observe our policies and guidelines, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.
To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance and general liability insurance coverage with terms and in amounts with deductibles that we believe are appropriate for our operations. We are partially self-insured for our workers' compensation coverage, health insurance coverage, and professional liability coverage for our locum tenens providers. If we become subject to substantial uninsured workers' compensation, medical coverage or medical malpractice liabilities, whether directly or indirectly, our financial results may be adversely affected. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to pay our self-insured retention portion or maintain adequate insurance coverage, we may be exposed to substantial liabilities.
If provisions in our corporate documents and Delaware law delay or prevent a change in control, we may be unable to consummate a transaction that our stockholders consider favorable.
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
We registered 4,398,001 shares of common stock for issuance under our 1999 stock option plan, and 3,500,000 shares of common stock for issuance under our 2007 Stock Incentive Plan. In 2014, we amended and restated that Plan to issue an additional 600,000 shares, all of which have been registered. We plan to ask shareholders to approve an amendment and restatement to the Plan in 2017 at our annual meeting to increase the number of shares of common stock for issuance. Fully vested options to purchase 900 shares of common stock were issued and outstanding as of February 28, 2017. In addition, 180,688 stock appreciation rights were issued and outstanding as of February 28, 2017, 135,187 of which were vested. Shares of restricted stock outstanding as of February 28, 2017, were 509,355. Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock, under our benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.
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
We have outsourced certain critical applications or business processes to external providers including cloud-based services. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform on the part of one or more of these critical suppliers could cause significant disruptions and increased costs to our business
Our collection, use, and retention of personal information and personal health information create risks that may harm our business.
As part of our business model, we collect, transmit and retain personal information of our employees and contract professionals and their dependents, including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format and have security and business controls to limit access to such information. In addition, we periodically perform penetration tests and respond to those findings. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or healthcare professional candidates, harm to our reputation, and regulatory oversight by state or federal agencies. The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.
Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. In addition, we rely on third party service providers to perform certain services, such as payroll and tax services. Any failure of our systems or third party systems may compromise our sensitive information and/or personally identifiable information of our employees. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.
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

December 31, 2016
(amounts in thousands)

Total debt at par	$64,523
Total Cross Country Healthcare, Inc. stockholders' equity	$151,243

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that limit our financial and operating flexibility, and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

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
We have international operations in India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: fluctuations in currency exchange rates; changes in regulations; varying economic and political conditions; overlapping or differing tax structures; and regulations (pertaining to, among other things, compensation and benefits, vacation, and the termination of employment). Our inability to effectively manage our international operations or to violate a regulation could result in increased costs and adversely affect our results of operations.
Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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
We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2016, goodwill, trade names not subject to amortization, and other intangible assets represented 39% of our total assets. In 2016 and 2015, we recorded impairment charges of $24.3 million and $2.1 million, respectively.
We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.
We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (NOLs) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future.
In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including, but not limited to, the our use of NOLs, expense reimbursements or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.
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
Federal or state taxing authorities could re-classify our locum tenens physicians, CRNAs and other independent contractors as employees, despite both the general industry standard to treat them as independent contractors and many state laws prohibiting non-physician owned companies from employing physicians (e.g., the “corporate practice of medicine”). If they were re-classified as employees, we would be subject to, among other things, employment and payroll-related tax claims, as well as any applicable penalties and interest. Any such reclassification would have a material adverse impact on our business model for that business segment and would negatively impact our profitability.
If the method for paying locum tenens physicians changes, it could negatively impact our profitability.
The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) creates a new framework for rewarding physicians for providing higher quality care by establishing two tracks of payment: a merit-based incentive payment system (MIPS), and Advanced Alternative Payment Models (AAPMs). If hospitals change the method for paying locum tenens physicians to meet their performance goals or other criteria for Medicaid or Medicare reimbursements, the profitability of our business could be adversely impacted.
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
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our principal leases as of March 1, 2017 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Nurse and Allied Staffing administration and general office use	70,406	December 31, 2025
Berkeley Lake, Georgia	Physician Staffing office	41,607	October 31, 2024
Boca Raton, Florida	Corporate headquarters	36,919	November 30, 2025
Creve Coeur, Missouri	Retained search headquarters	27,051	August 31, 2024
Malden, Massachusetts	Nurse and Allied Staffing administration and general office use	22,767	June 30, 2017
Newtown Square, Pennsylvania	Nurse and Allied Staffing administration and general office use	16,304	December 31, 2018

Item 3. Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not believe the outcome of these matters will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

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

	Sale Prices
Calendar Period	High	Low

2016
Quarter Ended March 31, 2016	$13.10	$12.31
Quarter Ended June 30, 2016	$13.48	$12.93
Quarter Ended September 30, 2016	$13.40	$12.94
Quarter Ended December 31, 2016	$13.93	$13.45

2015
Quarter Ended March 31, 2015	$11.72	$11.16
Quarter Ended June 30, 2015	$11.52	$11.14
Quarter Ended September 30, 2015	$13.85	$13.33
Quarter Ended December 31, 2015	$16.31	$15.49

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index,
and the Dow Jones US Business Training & Employment Agencies Index

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/11
12/12
12/13
12/14
12/15
12/16

	12/31/2011	12/31/2012	12/30/2013	12/31/2014	12/31/2015	12/30/2016
DJUSBE	$100.00	$111.49	$185.12	$194.54	$191.65	$172.52
CCRN	$100.00	$86.49	$175.32	$224.86	$295.32	$281.26
NASDAQ	$100.00	$115.91	$159.46	$181.80	$192.21	$206.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 22, 2017, there were 133 stockholders of record of our common stock. In addition, there were 4,852 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. At December 31, 2016, we had 942,443 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of our credit agreement as described in Note 14 - Stockholders' Equity to our consolidated financial statements.

Item 6. Selected Financial Data.

The selected consolidated financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report on Form 10-K.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue from services	$833,537	$767,421	$617,825	$438,311	$442,635
Consolidated net income (loss)	8,731	4,954	(31,534)	(54,250)	(20,745)
Net income (loss) attributable to common shareholders	7,967	4,418	(31,783)	(51,969)	(42,221)

Per Share Data:
Net income (loss) per share attributable to common shareholders - Basic	$0.25	$0.14	$(1.02)	$(1.75)	$(0.67)
Net income (loss) per share attributable to common shareholders - Diluted	$0.15	$0.14	$(1.02)	$(1.75)	$(0.67)

Weighted Average Common Shares Outstanding:
Basic	32,132	31,514	31,190	31,009	30,843
Diluted	36,246	32,162	31,190	31,009	30,843

Other Operating Data:
Cash and cash equivalents	$20,630	$2,453	$4,995	$8,055	$10,463
Total assets	388,378	365,595	324,502	248,245	305,626
Total debt at par	64,523	63,094	58,702	8,576	33,859
Stockholders’ equity	151,802	141,344	130,332	160,667	209,123
Net cash provided by (used in) operating activities	30,145	18,235	(4,072)	8,659	10,146

_______________

The following items impact the comparability and presentation of our consolidated data:

•
Consolidated net income (loss) for the years ended December 31, 2016, 2015, and 2014, respectively, includes amounts attributable to noncontrolling interest of $0.8 million, $0.5 million, and $0.2 million.

•
We acquired all of the membership interests of Mediscan on October 30, 2015, substantially all of the assets and certain liabilities of MSN on June 30, 2014, and the operating assets of On Assignment, Inc.’s Allied Healthcare Staffing division on December 2, 2013. The results of these acquisition's operations have been included in our consolidated statements of operations since their respective dates of acquisition. For the years ended December 31, 2016, 2015, 2014 and 2013, we recognized $0.1 million, $0.9 million, $8.0 million, and $0.5 million of acquisition and integration costs, respectively. See Note 3 - Acquisitions to our consolidated financial statements.

•
The year ended December 31, 2016 includes $0.8 million of acquisition-related contingent consideration expense primarily related to the Mediscan acquisition. See Note 3 - Acquisitions and Note 10 - Fair Value Measurements to our consolidated financial statements.

•
The years ended December 31, 2016, 2015, 2014, and 2013 include $0.8 million, $1.3 million, $0.8 million, and $0.5 million, respectively, of restructuring costs primarily related to the centralization of corporate functions in 2016, our cost optimization project in 2015, and senior management employee severance pay in 2014 and 2013.

•
The year ended December 31, 2013 includes a legal settlement charge of $0.8 million related to a wage and hour class action lawsuit in California. See Note 12 - Commitments and Contingencies to our consolidated financial statements.

•
The years ended December 31, 2016, 2015, 2014, 2013, and 2012 include non-cash impairment charges of approximately $24.3 million, $2.1 million, $10.0 million, $6.4 million, and $18.7 million, respectively. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements.

•
The year ended December 31, 2016 includes the impact of a gain on derivative liability of approximately $5.8 million, while the years ended December 31, 2015 and 2014 include the impact of a loss on derivative liability of $9.9 million and $16.7 million, respectively. The derivative liability relates to the Convertible Notes issued in conjunction with the acquisition of MSN. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

•
The year ended December 31, 2015 includes a loss on sale of business of $2.2 million (an after-tax gain of $1.3 million) related to the sale of our education seminars business, Cross Country Education, LLC (CCE) on August 31, 2015. See Note 4 - Disposal and Discontinued Operations to our consolidated financial statements.

•
The years ended December 31, 2016 and 2013 include a loss on early extinguishment of debt of $1.6 million and $1.4 million, respectively, related to extinguishment fees and the write-off of unamortized net debt discount and issuance costs related to prior credit agreements. See Note 8 - Debt to our consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data, Item 1A. Risk Factors, Forward-Looking Statements and Item 15. Consolidated Financial Statements and the accompanying notes and other data, all of which appear elsewhere in this Annual Report on Form 10-K.

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through our vast network of 74 office locations throughout the U.S. Our services include placing clinicians on travel and per diem assignments, local short-term contracts and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: MSP, education healthcare, RPO and other outsourcing and value-added services as described in Item 1. Business. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 86% of our total revenue. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. The results of our MSN, Mediscan and USR acquisitions have been aggregated with our Nurse and Allied Staffing business segment. See Note 3 - Acquisitions to our consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 12% of our total revenue. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists, nurse practitioners and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue. Subsequent to the sale of our education seminars business, CCE, on August 31, 2015, OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the U.S.

Summary of Operations

For the year ended December 31, 2016, consolidated revenue from services grew 8.6% to $833.5 million, entirely from our Nurse and Allied Staffing business that experienced strong demand, increased pricing, and benefited from the acquisition of Mediscan. Revenue growth of 16.1% in Nurse and Allied Staffing was partially offset by lower revenue from our Physician Staffing business. Net income attributable to common shareholders was $8.0 million, or $0.15 per diluted share.

During 2016, we experienced high demand for our Nurse and Allied Staffing services including MSP, and as a result, we made investments in revenue producing headcount and marketing spend on candidate attraction which we expect to continue into 2017 to support recent contract wins. We also acquired an RPO business to fuel growth for this offering to our customers.

For the year ended December 31, 2016, we generated cash flow from operating activities of $30.1 million, and in June 2016, we refinanced our debt and entered into a new senior credit agreement. This resulted in a reduced interest rate effective for the second half of 2016. As of December 31, 2016, we had $20.6 million of cash and cash equivalents, $39.5 million of term loan and $25.0 million of convertible notes at par. There were no borrowings drawn on our $100.0 million revolving credit facility, and $22.2 million of letters of credit outstanding, leaving $77.8 million available for borrowing. See Note 8 - Debt to our consolidated financial statements.

See Results from Operations, Segments Results and Liquidity and Capital Resources sections that follow for further information.

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

	Year Ended December 31,
	2016	2015	2014
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	73.4	74.3	74.5
Selling, general, and administrative expenses	21.5	21.0	22.8
Bad debt expense	0.1	0.1	0.2
Depreciation and amortization	1.1	1.0	1.2
Loss on sale of business	—	0.3	—
Acquisition and integration costs	—	0.1	1.3
Acquisition-related contingent consideration	0.1	—	—
Restructuring costs	0.1	0.2	0.1
Impairment charges	2.9	0.3	1.6
Income (loss) from operations	0.8	2.7	(1.7)
Interest expense	0.7	0.9	0.7
(Gain) loss on derivative liability	(0.7)	1.3	2.7
Loss on early extinguishment of debt	0.2	—	—
Income (loss) before income taxes	0.6	0.5	(5.1)
Income tax (benefit) expense	(0.5)	(0.1)	—
Consolidated net income (loss)	1.1	0.6	(5.1)
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	—	—
Net income (loss) attributable to common shareholders	1.0%	0.6%	(5.1)%

Comparison of Results for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2016	2015	$	%
	(Dollars in thousands)
Revenue from services	$833,537	$767,421	$66,116	8.6%
Direct operating expenses	611,802	570,056	41,746	7.3%
Selling, general, and administrative expenses	179,820	161,275	18,545	11.5%
Bad debt expense	593	999	(406)	(40.6)%
Depreciation and amortization	9,182	8,066	1,116	13.8%
Loss on sale of business	—	2,184	(2,184)	(100.0)%
Acquisition-related contingent consideration	814	—	814	100.0%
Acquisition and integration costs	78	902	(824)	(91.4)%
Restructuring costs	753	1,274	(521)	(40.9)%
Impairment charges	24,311	2,100	22,211	1,057.7%
Income from operations	6,184	20,565	(14,381)	(69.9)%
Interest expense	6,106	6,810	(704)	(10.3)%
(Gain) loss on derivative liability	(5,805)	9,901	(15,706)	(158.6)%
Loss on early extinguishment of debt	1,568	—	1,568	100.0%
Other income, net	(230)	(306)	76	24.8%
Income before income taxes	4,545	4,160	385	9.3%
Income tax benefit	(4,186)	(794)	(3,392)	(427.2)%
Consolidated net income	8,731	4,954	3,777	76.2%
Less: Net income attributable to noncontrolling interest in subsidiary	764	536	228	42.5%
Net income attributable to common shareholders	$7,967	$4,418	$3,549	80.3%

Revenue from services

Revenue from services increased $66.1 million, or 8.6%, to $833.5 million for the year ended December 31, 2016, as compared to $767.4 million for the year ended December 31, 2015. The increase was entirely from Nurse and Allied Staffing, including the impact from the Mediscan acquisition, and partially offset by lower revenue from Physician Staffing and Other Human Capital Management Services, partly due to the divestiture of CCE. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $41.7 million, or 7.3%, to $611.8 million for the year ended December 31, 2016, as compared to $570.1 million for year ended December 31, 2015. The increase was due to both higher volume of business driven by organic growth and the result of the Mediscan acquisition, as well as increases in certain costs such as compensation for healthcare professionals and related benefits. These increases were partly offset by the impact of the divestiture of CCE.

As a percentage of total revenue, direct operating expenses represented 73.4% of revenue for the year ended December 31, 2016, and 74.3% for the year ended December 31, 2015 primarily due to improved pricing.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $18.5 million, or 11.5%, to $179.8 million for the year ended December 31, 2016, as compared to $161.3 million for the year ended December 31, 2015. The increase was primarily due to investments in our IT infrastructure, growth in revenue producing headcount such as recruiters and workforce solutions specialists, higher marketing costs for candidate attraction, and the impact of the acquisition of Mediscan. These were partially offset by a reduction in expenses related to the CCE divestiture. As a percentage of total revenue, selling, general, and administrative expenses were 21.5% and 21.0% for the year ended December 31, 2016 and December 31, 2015, respectively.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2016 increased to $9.2 million as compared to $8.1 million for the year ended December 31, 2015, as a result of the Mediscan acquisition. As a percentage of revenue, depreciation and amortization expense was 1.1% for the year ended December 31, 2016 and 1.0% for the year ended December 31, 2015.

Loss on sale of business

During the year ended December 31, 2015, we sold our education seminars business and recognized a pre-tax loss of $2.2 million related to the divestiture of the business. There were no such transactions during the year ended December 31, 2016.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.8 million for the year ended December 31, 2016, primarily related to the Mediscan acquisition. There were no such costs for the year ended December 31, 2015. See Note 3 - Acquisitions to our consolidated financial statements.

Acquisition and integration costs

During the years ended December 31, 2016 and 2015, we incurred acquisition and integration costs of $0.1 million and $0.9 million, respectively. The 2016 costs related to the acquisition of USR, while the 2015 costs related to the acquisition of Mediscan. See Note 3 - Acquisitions to our consolidated financial statements.

Restructuring costs

Restructuring costs include severance and lease consolidations as part of our specific cost savings initiatives. We recorded restructuring costs of $0.8 million for the year ended December 31, 2016, related to the centralization of corporate functions and optimizing our branch footprint. We recorded restructuring costs of $1.3 million for the year ended December 31, 2015, related to severance and office consolidations.

Impairment charges

In the second quarter of 2016, we recorded impairment charges of $24.3 million relating to the Physician Staffing reporting unit. Based on its under-performance to plan through the six months ended June 30, 2016, we revised our growth assumptions for the Physician Staffing reporting unit which triggered our evaluation. In the fourth quarter of 2016, we determined that no additional impairment of goodwill or other intangible assets was warranted. In the fourth quarter of 2015, we conducted an assessment of our indefinite-lived intangible assets and recorded impairment charges of $2.1 million relating to the Physician Staffing trade names. We determined that based on our projected revenue stream, our estimated fair value was less than the carrying amount of the trade names. See Critical Accounting Principles and Estimates and Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements.

Interest expense

Interest expense totaled $6.1 million for the year ended December 31, 2016 and $6.8 million for the year ended December 31, 2015. We refinanced our debt structure late in the second quarter of 2016, which resulted in lower overall borrowing costs. The effective interest rate on our borrowings was 8.4% for the year ended December 31, 2016 compared to 10.1% in the year ended December 31, 2015. Our $25.0 million in Convertible Notes which bear an interest rate of 8.00% will become callable by us in July 2017.

(Gain) loss on derivative liability

Gain on derivative liability of $5.8 million and loss on derivative liability of $9.9 million for the years ended December 31, 2016 and December 31, 2015, respectively, relate to the change in the fair value of embedded features of our Convertible Notes from the end of the respective prior year. The gain and loss were primarily a result of a corresponding decrease and increase, respectively, in our share price in the respective periods. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our consolidated statements of operations. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $1.6 million for the year ended December 31, 2016 and related to the write-off of unamortized net debt discount and issuance costs, including a redemption premium of $0.6 million, related to our Second Lien Term Loan. See Note 8 - Debt to our consolidated financial statements.

Income tax benefit

Income tax benefit from continuing operations totaled $4.2 million for the year ended December 31, 2016, compared to $0.8 million for the year ended December 31, 2015. The effective tax rate was negative 92.1% and negative 19.1%, including the impact of discrete items, for the years ended December 31, 2016 and 2015, respectively. Excluding discrete items, our effective tax rate for these years was negative 89.8% and 41.1%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses, and international and state minimum taxes.

Comparison of Results for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2015	2014	$	%
	(Dollars in thousands)
Revenue from services	$767,421	$617,825	$149,596	24.2%
Direct operating expenses	570,056	460,021	110,035	23.9%
Selling, general, and administrative expenses	161,275	141,018	20,257	14.4%
Bad debt expense	999	1,016	(17)	(1.7)%
Depreciation and amortization	8,066	7,441	625	8.4%
Loss on sale of business	2,184	—	2,184	100.0%
Acquisition and integration costs	902	7,957	(7,055)	(88.7)%
Restructuring costs	1,274	840	434	51.7%
Impairment charges	2,100	10,000	(7,900)	(79.0)%
Income (loss) from operations	20,565	(10,468)	31,033	296.5%
Interest expense	6,810	4,160	2,650	63.7%
Loss on derivative liability	9,901	16,671	(6,770)	(40.6)%
Other (income) loss, net	(306)	19	(325)	(1,710.5)%
Income (loss) before income taxes	4,160	(31,318)	35,478	113.3%
Income tax (benefit) expense	(794)	216	(1,010)	(467.6)%
Consolidated net income (loss)	4,954	(31,534)	36,488	115.7%
Less: Net income attributable to noncontrolling interest in subsidiary	536	249	287	115.3%
Net income (loss) attributable to common shareholders	$4,418	$(31,783)	$36,201	113.9%

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $20.3 million, or 14.4%, to $161.3 million for the year ended December 31, 2015, as compared to $141.0 million for the year ended December 31, 2014. This increase is primarily due to the MSN acquisition. As a percentage of total revenue, selling, general, and administrative expenses were 21.0% and 22.8% for the years ended December 31, 2015 and 2013, respectively, reflecting improved operating leverage.

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

Impairment charges

In the fourth quarter of 2015 and 2014, we conducted an assessment of our indefinite-lived intangible assets. For the years ended December 31, 2015 and 2014, we recorded impairment charges of $2.1 million and $10.0 million, respectively, relating to the Physician Staffing trade names. We determined that based on our projected revenue stream, our estimated fair value was less than the carrying amount of the trade names. See Critical Accounting Principles and Estimates and Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements.

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

Loss on derivative liability

Loss on derivative liability from Convertible Notes of $9.9 million and $16.7 million for the years ended December 31, 2015 and December 31, 2014 relate to the change in the fair value of embedded features of our Convertible Notes from the end of the prior period. These losses were primarily a result of an increase in our share price in the respective periods. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period we are required to fair value the embedded derivative with the changes being recorded as a component of other expense (income) on our consolidated statements of operations. See Note 9 - Convertible Notes Derivative Liability to our consolidated financial statements.

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

Segment Results

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$721,486	$621,258	$459,195
Physician Staffing	98,283	115,336	121,145
Other Human Capital Management Services	13,768	30,827	37,485
	$833,537	$767,421	$617,825

Contribution income (loss):
Nurse and Allied Staffing	$71,992	$55,718	$36,486
Physician Staffing	8,265	10,213	6,540
Other Human Capital Management Services	(535)	1,863	514
	79,722	67,794	43,540

Unallocated corporate overhead	38,400	32,703	27,770
Depreciation	4,168	3,856	3,866
Amortization	5,014	4,210	3,575
Loss on sale of business	—	2,184	—
Acquisition and integration costs	78	902	7,957
Acquisition-related contingent consideration	814	—	—
Restructuring costs	753	1,274	840
Impairment charges	24,311	2,100	10,000
Income (loss) from operations	$6,184	$20,565	$(10,468)

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2016	2015	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	6,953	6,624	329	5.0%
Average Nurse and Allied Staffing revenue per FTE per day	$284	$257	$27	10.5%

Physician Staffing statistical data: (a)
Days filled	62,482	77,601	(15,119)	(19.5)%
Revenue per day filled	$1,549	$1,463	$86	5.9%

See Note 17 - Segment Data.

	Year Ended December 31,			Percent
	2015	2014	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	6,624	4,764	1,860	39.0%
Average Nurse and Allied Staffing revenue per FTE per day	$257	$264	$(7)	(2.7)%

Physician Staffing statistical data: (a)
Days filled	77,601	82,473	(4,872)	(5.9)%
Revenue per day filled	$1,463	$1,457	$6	0.4%

(a)	See definition of Business Measurements under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Nurse and Allied Staffing

Revenue from the Nurse and Allied Staffing business segment increased $100.2 million, or 16.1% to $721.5 million for the year ended December 31, 2016, from $621.3 million for the year ended December 31, 2015. The year-over-year increase was primarily due to a combination of improved pricing and the impact of the Mediscan acquisition.

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2016, increased $16.3 million or 29.2%, to $72.0 million from $55.7 million in year ended December 31, 2015. As a percentage of segment revenue, contribution income margin increased to 10.0% for the year ended December 31, 2016 from 9.0% for the year ended December 31, 2015, reflecting improvements in bill/pay spread partially offset by an increase in our compensation packages.

Operating Metrics
The average number of Nurse and Allied Staffing FTEs on contract during the year ended December 31, 2016 increased 5.0% over the year ended December 31, 2015, primarily due to increased demand and the impact of the Mediscan acquisition. Average Nurse and Allied Staffing revenue per FTE per day increased approximately 10.5% in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to improved pricing.

Physician Staffing

Revenue from Physician Staffing decreased $17.1 million, or 14.8% to $98.3 million for the year ended December 31, 2016, compared to $115.3 million for the year ended December 31, 2015. The decrease in revenue was due to lower volume of days filled during the period, and was partially offset by favorable pricing.

Contribution income from Physician Staffing for the year ended December 31, 2016, decreased $1.9 million or 19.1% to $8.3 million compared to $10.2 million in the year ended December 31, 2015. As a percentage of segment revenue, contribution income was 8.4% for the year ended December 31, 2016 and 8.9% for the year ended December 31, 2015. The margin decline was primarily due to lower gross profit and reduced operating leverage on the lower revenue.

Operating Metrics
Physician Staffing days filled decreased 19.5% to 62,482 in the year ended December 31, 2016, compared to 77,601 in the year ended December 31, 2015. Revenue per day filled for the year ended December 31, 2016 was $1,549, a 5.9% increase from the year ended December 31, 2015, reflecting higher average prices.

Other Human Capital Management Services

Revenue from OHCMS for the year ended December 31, 2016, decreased $17.1 million, or 55.3%, to $13.8 million from $30.8 million in the year ended December 31, 2015, as a result of the divestiture of our education seminars business in the third quarter of 2015. In addition, revenue from our physician and executive search business decreased 15.2% on a lower level of retained and executive searches.

Contribution income from OHCMS for the year ended December 31, 2016, decreased by $2.4 million, or 128.7%, to a loss of $0.5 million, compared to income of $1.9 million in the year ended December 31, 2015. The decrease in contribution income was primarily due to the revenue decrease in our physician and executive search business resulting in lower operating leverage for the business. Contribution income as a percentage of segment revenue decreased to a negative 3.9% for the year ended December 31, 2016 from a positive 6.0% for the year ended December 31, 2015.

Unallocated corporate overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives) and public company expenses. Unallocated corporate overhead was $38.4 million for the year ended December 31, 2016, compared to $32.7 million for the year ended December 31, 2015. The increase is primarily due to higher compensation and benefits and professional expenses as we have been centralizing administrative functions. In addition, we made investments in company-wide projects and IT infrastructure. As a percentage of consolidated revenue, unallocated corporate overhead was 4.6% for the year ended December 31, 2016, and 4.3% for the year ended December 31, 2015.

Segment Comparison - Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing business segment increased $162.1 million, or 35.3%, to $621.3 million for the year ended December 31, 2015, from $459.2 million for the year ended December 31, 2014. The year-over-year increase was primarily due to a combination of organic growth and the impact of the Mediscan and MSN acquisitions.

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2015, increased $19.2 million or 52.7%, to $55.7 million from $36.5 million in year ended December 31, 2014. As a percentage of segment revenue, contribution income was 9.0% for the year ended December 31, 2015, and 7.9% for the year ended December 31, 2014. The margin improvement was primarily due to improved operating leverage.

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

Contribution income from Physician Staffing for the year ended December 31, 2015 increased $3.7 million or 56.2% to $10.2 million compared to $6.5 million in the year ended December 31, 2014. As a percentage of segment revenue, contribution income was 8.9% for the year ended December 31, 2015 and 5.4% for the year ended December 31, 2014. The margin improvement was primarily due to improved pricing and lower operating costs.

Operating Metrics
Physician Staffing days filled decreased 5.9% to 77,601 in the year ended December 31, 2015, compared to 82,473 in the year ended December 31, 2014. Revenue per day filled for the year ended December 31, 2015 was $1,463, a 0.4% increase from the year ended December 31, 2014, reflecting higher average prices.

Other Human Capital Management Services

Revenue from OHCMS for the year ended December 31, 2015 decreased $6.7 million, or 17.8%, to $30.8 million from $37.5 million in the year ended December 31, 2014, primarily the result of the divestiture of our education seminars business in the third quarter of 2015, but offset by growth in our physician and executive search business of 22.1%.

Contribution income from OHCMS for the year ended December 31, 2015 increased by $1.3 million, or 262.5%, to $1.9 million, from $0.5 million in the year ended December 31, 2014. The increase in contribution income was primarily due to improved operating leverage in our physician and executive search business. Contribution income as a percentage of segment revenue was 6.0% for the year ended December 31, 2015 and 1.4% for the year ended December 31, 2014.

Unallocated corporate overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives) and public company expenses. Unallocated corporate overhead was $32.7 million for the year ended December 31, 2015, compared to $27.8 million for the year ended December 31, 2014, primarily due to an increase in compensation expense as a result of continued efforts to centralize functions and higher share-based compensation expense due to forfeitures in the prior year. As a percentage of consolidated revenue, unallocated corporate overhead was 4.3% for the year ended December 31, 2015, and 4.5% for the year ended December 31, 2014.

Transactions with Related Parties

See Note 16 - Related Party Transactions to our consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2016, we had $20.6 million in cash and cash equivalents, and $87.0 million of total debt, including the Convertible Note derivative liability of $27.5 million and net of $5.0 million of unamortized discount and debt issuance costs. Working capital increased by $35.8 million to $108.5 million as of December 31, 2016, compared to $72.7 million as of December 31, 2015, primarily due to an increase in accounts receivable and an increase in cash and cash equivalents. Our net days sales outstanding (DSO), which excludes amounts owed to subcontractors, decreased 2 days to 55 days as of December 31, 2016, compared to 57 days as of December 31, 2015. The improvement in DSO is largely due to the strength and timing of collections.

Our operating cash flows constitute our primary source of liquidity, and historically, have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our new Credit Agreement. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months. Our foreign cash balance of $0.5 million is available to us, and if we repatriated the total amount, we would incur $0.3 million of withholding tax, which has been accrued for as of December 31, 2016.

Cash Flow Comparisons

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net cash provided by operating activities during the year ended December 31, 2016 was $30.1 million compared to $18.2 million during the year ended December 31, 2015, primarily due to higher revenue from services coupled with the 2 day improvement in net DSO for the year ended December 31, 2016.

Investing activities used a net of $9.8 million in the year ended December 31, 2016 compared to $24.1 million in the year ended December 31, 2015. Net cash used in investing activities in the year ended December 31, 2016 included $6.5 million for capital expenditures in 2016 (of which $1.3 million has been reimbursed from our landlord for tenant improvements and is reflected in operating activities), and $2.4 million for capital expenditures in 2015. During the year ended December 31, 2016, we used $1.9 million for the acquisition of USR, and $1.9 million of acquisition-related settlements, which was partially offset by the receipt of $0.5 million related to proceeds from the sale of CCE. See Note 4 - Disposal and Discontinued Operations to our consolidated financial statements. This compares to a use of $28.7 million for the Mediscan acquisition and $0.1 million of acquisition-related settlements related to MSN, partially offset by proceeds from the sale of our education seminars business of $7.2 million, net of related costs for the year ended December 31, 2015.

Net cash used in financing activities during the year ended December 31, 2016 was $2.2 million, compared to net cash provided by financing activities of $3.4 million during the year ended December 31, 2015. During the year ended December 31, 2016, we used a total of $1.8 million for debt issuance costs and extinguishment fees related to refinancing our debt and we increased the principal amount of our debt by $1.4 million. See Note 8 - Debt to our consolidated financial statements. During 2016, we also paid $0.2 million for contingent consideration related to the Mediscan acquisition. During the year ended December 31, 2015, we increased the principal amount of our debt by $4.5 million primarily to fund the acquisition of Mediscan, including acquisition-related expenses. In addition, we used cash to pay $0.9 million and $0.5 million for shares withheld for taxes, and $0.7 million and $0.5 million for noncontrolling shareholder payments, for the years ended December 31, 2016 and 2015, respectively.

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

Investing activities used a net of $24.1 million in the year ended December 31, 2015 compared to $45.5 million in the year ended December 31, 2014. In 2015, we used $28.7 million, ($28.0 million plus working capital estimate) for the Mediscan acquisition and $0.1 million for acquisition-related settlements related to MSN. During the year ended December 31, 2015, we sold our education seminars business for net proceeds of $7.5 million, and incurred $0.3 million in transaction costs. In 2014, we used $44.6 million, net of cash acquired, for the MSN acquisition. This was partially offset by the release of $3.8 million to us of an indemnity escrow related to the sale of our discontinued clinical trials staffing business. We also used $2.4 million and $4.6 million, respectively, for capital expenditures during the years ended December 31, 2015 and 2014.

Net cash provided by financing activities during the year ended December 31, 2015, was $3.4 million, compared to $46.5 million during the year ended December 31, 2014. During the year ended December 31, 2015, excluding non-cash changes, we increased our debt by $4.4 million primarily to fund the acquisition of Mediscan, including acquisition-related expenses. During the year ended December 31, 2014, excluding non-cash changes, we increased our debt by $47.9 million primarily to fund the acquisition of MSN, including acquisition-related expenses, and to fund integration efforts related to our allied healthcare staffing acquisition. See Note 8 - Long-Term Debt and Note 3 - Acquisitions to our consolidated financial statements. In addition, we used $1.1 million for debt issuance costs related to the financing of the MSN acquisition in 2014. We also used $0.5 million and $0.1 million during the years ended December 31, 2015 and 2014, respectively, for distributions to our noncontrolling shareholder, and $0.5 million and $0.2 million for shares withheld for taxes in 2015 and 2014, respectively.

Debt

2016 Senior Credit Facilities

As more fully described in Note 8 - Debt to our consolidated financial statements, on June 22, 2016, we entered into a new senior credit agreement (Credit Agreement), which provides a term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the Senior Credit Facilities) both of which mature in five years. The Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit.

Proceeds of the Senior Credit Facilities were used primarily to refinance our senior secured asset-based revolving credit facility (First Lien Loan) and Second Lien Term Loan and to pay related transaction fees and expenses, including a prepayment penalty of $0.6 million. In addition, as of June 22, 2016, $23.1 million of standby letters of credit issued under the First Lien Loan had been rolled into and been deemed issued under the Revolving Credit Facility. The Revolving Credit Facility can be used to provide ongoing working capital, fund permitted acquisitions and for other general corporate purposes. The repayment of the Second Lien Term Loan was treated as extinguishment of debt and, as a result, we recognized a loss on extinguishment of debt of approximately $1.6 million in the second quarter of 2016, related to the write-off of unamortized net debt discount and issuance costs as well as transaction fees and expenses.

As of December 31, 2016, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 200 basis points and $77.8 million was available under the Revolving Credit Facility.

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

As more fully described in Note 8 - Debt to the consolidated financial statements, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of our common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, we have the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of our Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, we will exchange, for the applicable conversion amount thereof a number of shares of Common Stock, with no maximum, on amount, equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, we shall pay cash in respect of each fractional share multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

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

Refer to Note 8 - Debt to our consolidated financial statements.

Stockholders' Equity

See Note 14 - Stockholders' Equity to our consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2016:

Commitments	Total	2017	2018	2019	2020	2021	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$39,500	$2,250	$3,750	$3,500	$4,000	$26,000	$—
Convertible Notes (b)	25,000	—	—	—	25,000	—	—
Interest on debt (c)	13,836	3,797	3,946	3,621	2,137	335	—
Contingent purchase price liability (d)	8,986	303	1,867	1,070	5,746	—	—
Capital lease obligations	23	13	8	2	—	—	—
Operating lease obligations (e)	39,494	7,249	6,240	4,826	4,145	3,843	13,191
	$126,839	$13,612	$15,811	$13,019	$41,028	$30,178	$13,191

_______________

(a)
Under our senior credit agreement which provides our Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Term Loan could be declared immediately due and payable.

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

(c)
Interest on debt represents payments due through maturity for our Senior Credit Facilities and Convertible Notes. Interest payments on our Senior Credit Facilities were calculated using a estimated forward LIBOR rate plus the current margin rate of 2.00%. Interest on our Convertible Notes were calculated using the fixed interest rate of 8.0% and assuming no conversion. Amounts also include other fees related to our Senior Credit Facilities which were based on amounts outstanding and pricing as of December 31, 2016.

(d)
The contingent purchase price liability represents the estimated payments due to the sellers related to the Mediscan and USR acquisitions, including accretion. While it is not certain if, or when, these contingent payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

(e)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

See Note 12 - Commitments and Contingencies to our consolidated financial statements.

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC, of $5.2 million at December 31, 2016. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2016, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill, trade names, and other intangible assets

Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. As more fully described in Note 2 - Summary of Significant Accounting Policies, we assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

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

2016 Impairment Charges
During an evaluation of goodwill and other identified intangible assets at June 30, 2016, the Company determined that indicators were present in the Physician Staffing reporting unit which would suggest the fair value of the reporting unit may have declined below the carrying value. As a result, an interim impairment test of goodwill and other intangible assets was performed as of June 30, 2016. The evaluation resulted in the carrying value of goodwill and other intangible assets for Physician Staffing to exceed the estimated fair value. As a result, the Company recorded pre-tax impairment charges totaling $24.3 million - $17.7 million related to goodwill, $0.6 million related to trade names, and $6.0 million related to customer relationships.

The Company performed its annual impairment test as of October 1, 2016. Upon completion of the impairment testing, the Company determined that no additional impairment of goodwill or other intangible assets was warranted.

Fourth Quarters 2015 and 2014 Annual Goodwill Impairment Testing Results

During the fourth quarters of 2015 and 2014, we determined that no goodwill impairment charges were warranted since the estimated fair value of our reporting units exceeded their respective carrying values.

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

Fourth Quarter 2015 and 2014 Other Indefinite-lived Intangible Assets

In the fourth quarter of 2015 and 2014, in conjunction with our annual testing of indefinite-lived intangible assets not subject to amortization, we recorded a non-cash impairment charge of approximately $2.1 million and $10.0 million, respectively, related to Physician Staffing trade names. We reduced our long-term revenue forecast in the fourth quarter of each year for these businesses and as a result, our calculation of estimated fair value was less than the carrying amount of the trade names, resulting in an impairment charge. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements.

Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. See Note 10 - Fair Value Measurements. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2016, we had total goodwill and intangible assets not subject to amortization of $115.1 million or 30.0% of our total assets.

Health, workers' compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will reduce or provide for additional accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2016 and 2015, we had $4.1 million and $3.0 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2016, and 2015, we had $11.0 million and $11.5 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary semi-annually. As of December 31, 2016, and 2015, we had $6.6 million and $6.4 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary semi-annually.

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

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write-off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for customer disputes which may arise in the ordinary course, which is recorded as contra-revenue. Historically, losses on uncollectible accounts and sales allowances have not exceeded our allowances. As of December 31, 2016, our total allowances were $3.2 million.

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

Income taxes

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2016, we have deferred tax assets related to certain federal, state and foreign net operating loss carryforwards of $17.2 million. The state carryforwards will expire between 2016 and 2034. The federal carryforwards expire between 2031 and 2034. The majority of the foreign carryforwards are in a jurisdiction with no expiration.

As of December 31, 2016 and 2015, we had valuation allowances on our deferred tax assets of $46.5 million and $55.3 million, respectively. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 13 - Income Taxes to our consolidated financial statements.

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of other current liabilities, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2016, total unrecognized tax benefits recorded was $5.2 million. We have a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facilities. During the year ended December 31, 2016 or 2015, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our current credit agreement charges us interest at a rate of LIBOR plus a leverage-based margin. See Note 8 - Debt to our consolidated financial statements for further information.

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on floating rates. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately by $0.4 million in the years ended December 31, 2016 and 2015.

Derivative Liability Risk

As of December 31, 2016, we had $25.0 million of 8.0% fixed rate Convertible Notes outstanding due June 30, 2020. The Convertible Notes include terms that are considered to be embedded derivatives, including conversion and redemption features that primarily protect the investors' investment with us. Each reporting period, we are required to record this embedded derivative at fair value with the changes being recorded as a component of other expense (income) on our consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

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

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Approximately 1% of selling, general, and administrative expenses are related to certain software development and information technology support provided by our employees in Pune, India. We have not entered into any foreign currency hedges.

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

Item 8.  Financial Statements and Supplementary Data.

See Item 15 – Exhibits, Financial Statement Schedules of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 15, 2015, the Company engaged Deloitte & Touche LLP (Deloitte) as its new independent registered public accounting firm for the year ending December 31, 2015. The engagement was previously approved by the Audit Committee of the Board of Directors of the Company. The Company requested stockholder ratification of its appointment of Deloitte at its Annual Meeting of Stockholders held on May 12, 2015.

During the fiscal year ended December 31, 2014 and the subsequent interim periods through April 15, 2015, neither the Company nor anyone on its behalf has consulted with Deloitte regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on the specific criteria.

The effectiveness of our internal control over financial reporting, as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2016, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	188,213	$5.72	589,269
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	188,213	$5.72	589,269

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

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2016, 2015, and 2014

(3)	Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ William J. Grubbs
Name: William J. Grubbs
Title: President, Chief Executive Officer, Director
Principal Executive Officer
Date: March 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ William J. Grubbs	President, Chief Executive Officer, Director	March 3, 2017
William J. Grubbs	(Principal Executive Officer)

/s/ William J. Burns	EVP & Chief Financial Officer	March 3, 2017
William J. Burns	(Principal Accounting and Financial Officer)

/s/ W. Larry Cash	Director	March 3, 2017
W. Larry Cash

/s/ Thomas C. Dircks	Director	March 3, 2017
Thomas C. Dircks

/s/ Gale Fitzgerald	Director	March 3, 2017
Gale Fitzgerald

/s/ Richard M. Mastaler	Director	March 3, 2017
Richard M. Mastaler

/s/ Mark Perlberg	Director	March 3, 2017
Mark Perlberg

/s/ Joseph A. Trunfio	Director	March 3, 2017
Joseph A. Trunfio

EXHIBIT INDEX

No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)

3.2	Amended and Restated By-laws of the Registrant (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)
4.1	Form of specimen common stock certificate (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)
4.2 #	2014 Omnibus Incentive Plan - Restricted Stock Agreement Form (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2014 and incorporated by reference herein.)
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

10.9
Lease Agreement, dated July 1, 2010, between Goldberg Brothers Real Estate LLC and MCVT, Inc. (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein.)

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

10.16 #
Employment Agreement, dated March 3, 2014, between William J. Burns and Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.)

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

10.38 #
Employment Agreement between Cross Country Healthcare, Inc. and Dennis Ducham, dated October 30, 2015 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.39 #
Employment Agreement between Cross Country Healthcare, Inc. and Val Serebryany, dated October 30, 2015 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.40 #
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

10.43
Third Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated December 2, 2015 (Previously filed as an exhibit to the Company's Form 10-KA for the year ended December 31, 2015 and incorporated by reference herein.)

10.44 #
Employment Agreement, dated as of March 9, 2016, between William J. Grubbs and the Registrant (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)

10.45
Credit Agreement, dated June 22, 2016, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, the Lenders referenced therein, and Suntrust Bank, as agent (previously filed as an exhibit to the Company's Form 8-K dated June 22, 2016 and incorporated by reference herein.)

10.46
Tenth Amendment to Lease agreement between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 19, 2016 (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2016 and incorporated by reference herein.)

10.47
Amendment to Lease agreement between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 19, 2016 (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2016 and incorporated by reference herein.)

10.48
Amendment No. 2, dated October 31, 2016 to Convertible Note Purchase Agreement, dated June 30, 2014, among Cross Country Healthcare, Inc., the Guarantor subsidiaries of the Company named therein, and the
Noteholders named therein (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2016 and incorporated by reference herein.)

*10.49
Amendment No. 3, dated December 27, 2016 to Convertible Note Purchase Agreement, dated June 30, 2014, among Cross Country Healthcare, Inc., the Guarantor subsidiaries of the Company named therein, and the
Noteholders named therein.

14.1	Code of Ethics, revised February 2, 2016 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.)
16.1	Letter re Change in Certifying Accountant (Previously filed as exhibit to the Company's Form 8-K dated March 13, 2015 and incorporated by reference herein.)
18.1	Letter re Change in Accounting Principles (Previously filed as exhibit to the Company's Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein.)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
*23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
*31.1
Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2
Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
________________
#  Represents a management contract or compensatory plan or arrangement
*           Filed herewith
**         Furnished herewith

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cross Country Healthcare, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cross Country Healthcare, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cross Country Healthcare, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Cross Country Healthcare, Inc. and subsidiaries for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cross Country Healthcare, Inc. and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 6, 2015

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$20,630	$2,453
Accounts receivable, net of allowances of $3,245 in 2016 and $4,045 in 2015	173,620	146,873
Prepaid expenses	6,126	4,521
Insurance recovery receivable	3,037	2,866
Other current assets	2,198	2,032
Total current assets	205,611	158,745
Property and equipment	12,818	10,470
Trade names, indefinite-lived	35,402	36,101
Goodwill	79,648	95,096
Other intangible assets subject to amortization, net of accumulated amortization of $43,333 in 2016 and $38,419 in 2015	36,835	46,813
Debt issuance costs, net	929	376
Other non-current assets	17,135	17,994
Total assets	$388,378	$365,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$58,837	$41,098
Accrued compensation and benefits	33,243	29,402
Current portion of long-term debt and capital lease obligations	2,263	8,071
Deferred purchase price	—	2,184
Other current liabilities	2,749	5,291
Total current liabilities	97,092	86,046
Long-term debt and capital lease obligations, less current portion	84,760	81,301
Non-current deferred tax liabilities	13,154	18,475
Long-term accrued claims	28,870	30,070
Contingent consideration	5,301	3,533
Other long-term liabilities	7,399	4,826
Total liabilities	236,576	224,251

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 32,339,285 and 31,951,960 shares issued and outstanding at December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	256,570	254,108
Accumulated other comprehensive loss	(1,241)	(1,207)
Accumulated deficit	(104,089)	(112,056)
Total Cross Country Healthcare, Inc. stockholders' equity	151,243	140,848
Noncontrolling interest	559	496
Total stockholders' equity	151,802	141,344
Total liabilities and stockholders' equity	$388,378	$365,595

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Revenue from services	$833,537	$767,421	$617,825
Operating expenses:
Direct operating expenses	611,802	570,056	460,021
Selling, general, and administrative expenses	179,820	161,275	141,018
Bad debt expense	593	999	1,016
Depreciation	4,168	3,856	3,866
Amortization	5,014	4,210	3,575
Loss on sale of business	—	2,184	—
Acquisition-related contingent consideration	814	—	—
Acquisition and integration costs	78	902	7,957
Restructuring costs	753	1,274	840
Impairment charges	24,311	2,100	10,000
Total operating expenses	827,353	746,856	628,293

Income (loss) from operations	6,184	20,565	(10,468)

Other expenses (income):
Interest expense	6,106	6,810	4,160
(Gain) loss on derivative liability	(5,805)	9,901	16,671
Loss on early extinguishment of debt	1,568	—	—
Other (income) expense, net	(230)	(306)	19
Income (loss) before income taxes	4,545	4,160	(31,318)
Income tax (benefit) expense	(4,186)	(794)	216
Consolidated net income (loss)	8,731	4,954	(31,534)
Less: Net income attributable to noncontrolling interest in subsidiary	764	536	249
Net income (loss) attributable to common shareholders	$7,967	$4,418	$(31,783)

Net income (loss) per share attributable to common shareholders - Basic	$0.25	$0.14	$(1.02)

Net income (loss) per share attributable to common shareholders - Diluted	$0.15	$0.14	$(1.02)

Weighted average common shares outstanding:
Basic	32,132	31,514	31,190
Diluted	36,246	32,162	31,190

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014

Consolidated net income (loss)	$8,731	$4,954	$(31,534)

Other comprehensive (loss) income, before income taxes:
Unrealized foreign currency translation (loss) gain	(34)	(89)	14
Other comprehensive (loss) income, before income taxes	(34)	(89)	14
Income tax expense related to items of other comprehensive (loss) income	—	—	162
Other comprehensive loss, net of taxes	(34)	(89)	(148)

Comprehensive income (loss)	8,697	4,865	(31,682)
Less: Net income attributable to noncontrolling interest in subsidiary	764	536	249
Comprehensive income (loss) attributable to common shareholders	$7,933	$4,329	$(31,931)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Total Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2013	31,085	$3	$246,325	$(970)	$(84,691)	$—	$160,667
Exercise of stock options	66	—	—	—	—	—	—
Vesting of restricted stock	141	—	(245)	—	—	—	(245)
Equity compensation	—	—	1,387	—	—	—	1,387
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(148)	—	—	(148)
Acquisition of InteliStaf of Oklahoma, LLC	—	—	—	—	—	324	324
Distribution to noncontrolling shareholder	—	—	—	—	—	(119)	(119)
Net (loss) income	—	—	—	—	(31,783)	249	(31,534)
Balances at December 31, 2014	31,292	3	247,467	(1,118)	(116,474)	454	130,332
Exercise of stock options	119	—	—	—	—	—	—
Vesting of restricted stock	191	—	(543)	—	—	—	(543)
Equity compensation	—	—	2,460	—	—	—	2,460
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(89)	—	—	(89)
Acquisition of Mediscan	350	—	4,724	—	—	—	4,724
Distribution to noncontrolling shareholder	—	—	—	—	—	(494)	(494)
Net income	—	—	—	—	4,418	536	4,954
Balances at December 31, 2015	31,952	3	254,108	(1,207)	(112,056)	496	141,344
Exercise of stock options	103	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	284	—	(917)	—	—	—	(917)
Equity compensation	—	—	3,379	—	—	—	3,379
Foreign currency translation adjustment, net of deferred taxes	—	—	—	(34)	—	—	(34)
Distribution to noncontrolling shareholder	—	—	—	—	—	(701)	(701)
Net income	—	—	—	—	7,967	764	8,731
Balances at December 31, 2016	32,339	$3	$256,570	$(1,241)	$(104,089)	$559	$151,802

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Consolidated net income (loss)	$8,731	$4,954	$(31,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,182	8,066	7,441
Amortization of debt discount and debt issuance costs	1,728	1,886	1,064
Provision for allowances	4,034	1,779	1,016
Deferred income tax benefit	(5,322)	(1,544)	(857)
(Gain) loss on derivative liability	(5,805)	9,901	16,671
Acquisition-related contingent consideration	769	—	—
Impairment charges	24,311	2,100	10,000
Loss on early extinguishment of debt	1,568	—	—
Equity compensation	3,379	2,460	1,387
Other noncash costs, including loss on sale of business	6	2,204	114
Changes in operating assets and liabilities:
Accounts receivable	(30,781)	(28,708)	(16,119)
Prepaid expenses and other assets	(1,882)	2,663	1,371
Income taxes	(497)	375	58
Accounts payable and accrued expenses	20,370	11,213	5,654
Other liabilities	354	886	(338)
Net cash provided by (used in) operating activities	30,145	18,235	(4,072)

Cash flows from investing activities
Proceeds from sale of business	500	7,500	3,750
Acquisitions, net of cash acquired	(1,900)	(28,721)	(44,631)
Acquisition-related settlements - Medical Staffing Network	(2,155)	(149)	—
Acquisition-related settlements - Mediscan	297	—	—
Transaction costs related to sale of business	—	(338)	—
Purchases of property and equipment	(6,522)	(2,362)	(4,571)
Net cash used in investing activities	(9,780)	(24,070)	(45,452)

Cash flows from financing activities
Proceeds from borrowing on Senior Credit Facility	40,000	—	—
Debt issuance costs	(1,182)	—	(1,093)
Principal payment on Senior Credit Facility	(500)	—	—
Principal payments on Second Lien Term Loan	(30,000)	—	—
Extinguishment fees	(641)	—	—
Borrowings under Senior Secured Asset-Based revolving credit facility	59,800	64,100	61,205
Repayments on Senior Secured Asset-Based revolving credit facility	(67,800)	(59,600)	(66,105)
Proceeds from borrowing on Second Lien Term Loan	—	—	28,875
Proceeds from borrowing on Convertible Note	—	—	24,063
Repayments of capital lease obligations	(71)	(108)	(122)
Cash paid for shares withheld for taxes	(917)	(543)	(245)
Payment of contingent consideration	(152)	—	—
Cash payments to noncontrolling shareholder	(701)	(494)	(119)
Net cash (used in) provided by financing activities	(2,164)	3,355	46,459

Effect of exchange rate changes on cash	(24)	(62)	5

Change in cash and cash equivalents	18,177	(2,542)	(3,060)
Cash and cash equivalents at beginning of year	2,453	4,995	8,055
Cash and cash equivalents at end of year	$20,630	$2,453	$4,995

Supplemental disclosure of cash flow information:
Interest paid	$3,893	$5,052	$2,512
Income taxes paid	$1,773	$1,035	$1,374

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. Organization and Basis of Presentation

Cross Country Healthcare, Inc. (the Company) was incorporated in Delaware on July 29, 1999 as a business providing travel nurse and allied health staffing services. As of December 31, 2016, the Company is a leading national provider of nurse and allied staffing, recruiting, and value-added workforce solution services, multi-specialty locum tenens (temporary physician staffing) services, as well as a provider of other human capital management services focused on healthcare.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See consolidated balance sheets, Note 13 - Income Taxes and Note 17 - Segment Data.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions are used for, but not limited to: (1) the valuation of accounts receivable; (2) goodwill, trade names, and other intangible assets; (3) other long-lived assets; (4) share-based compensation; (5) accruals for health, workers’ compensation and professional liability claims; (6) valuation of deferred tax assets; (7) purchase price allocation; (8) derivative liability; (9) legal contingencies; (10) contingent considerations; (11) income taxes; and (12) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could significantly differ from those estimates.

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

Accounts Receivable, Allowance for Doubtful Accounts, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers, and accounts receivable represent amounts due from them. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. In addition, the Company maintains a sales allowance for customer disputes which may arise in the ordinary course, which is recorded as contra-revenue. The Company’s contract terms typically require payment between 15 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms. The majority of the Company's business activity is with hospitals located throughout the United States. No single customer accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2016 and 2015, or revenue for the years ended December 31, 2016, 2015 and 2014.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Business Combinations

The Company applies accounting in accordance with the Business Combinations Topic of the FASB ASC when it acquires control over a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded as acquisition and integration costs; noncontrolling interests, if any, are reflected at fair value at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the consolidated statements of operations of the combined entity beginning on the date of acquisition. See Note 3 - Acquisitions.

Goodwill, Trade Names, and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which range from 1 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances occur indicating potential impairment, with any related losses recognized in earnings and included in the caption impairment charges on the consolidated statements of operations.

Historically, the Company completed the annual goodwill impairment test as of December 31 of each fiscal year. During the quarter ended September 30, 2014, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible assets impairment testing from December 31 to the first day of its fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting. The voluntary change in accounting principle related to the annual testing date did not delay, accelerate, or avoid an impairment charge. This change is not applied retrospectively as it is

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2. Summary of Significant Accounting Policies (continued)

impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The performance of the quantitative impairment test involves a two-step process. The first step in its annual impairment assessment requires the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. The Company determines its reporting units by identifying components of its operating segments that constitute a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company has had four reporting units that it reviewed for impairment: 1) Nurse and Allied Staffing, 2) Physician Staffing, 3) Search, and 4) Education Seminars. The fourth reporting unit, Education Seminars, was divested August 31, 2015. See Note 4 - Disposal and Discontinued Operations.

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

Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow that is expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 5 – Goodwill, Trade Names, and Other Intangible Assets.

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

Deferred costs related to the issuance of Convertible Notes and Term Loans are capitalized and presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. See Recently Adopted Accounting Pronouncements section. The deferred costs are amortized using the effective interest method. Deferred costs related to the issuance of the Company’s Revolving Credit Facility and Senior Secured Asset-Based Loan, as defined in Note 8 - Debt, have been capitalized and amortized using the straight line method, over the term of the related credit agreement.

Derivative Financial Instruments

The Company evaluates embedded conversion features within convertible debt in accordance with the Derivatives and Hedging Topic of the FASB ASC to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded within other expenses (income) on our consolidated statements of operations. The Company uses a trinomial lattice model to estimate the fair value of embedded conversion and redemption features in its convertible debt at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are reported in the consolidated statements of operations. The fair value at inception has been recorded as debt discount and is being amortized to interest expense over the term of the note using the effective interest method or another method that approximates the effective interest method.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The Other Expenses/Insurance Costs Topic of the FASB ASC previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. The Other Expenses/Insurance Costs Topic concluded that, under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2016 and 2015 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2016 and 2015, the Company had outstanding approximately $20.2 million and $21.5 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. Until January 1, 2016, the Company had an occurrence-based professional liability policy for its independent contractor physicians and advanced practitioners which was insured by a wholly-owned subsidiary, Jamestown Indemnity, Ltd., a wholly-owned Cayman Island captive company (the Captive), until its voluntary liquidation in the third quarter of 2015. Beginning in March 2015, the Company's Physician subsidiary self-insured $0.5 million for each of its professional liability claims. Under the terms of the Captive’s reinsurance policy there was a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. As a result of the Captive's liquidation, the letter of credit was reduced. As of both December 31, 2016 and 2015, the value of the letter of credit was $2.0 million. Effective January 1, 2016, the Company has a claims-made professional liability policy for its physicians and advanced practitioners.

Subject to certain limitations, the Company also has umbrella liability coverage for its working nurses and allied healthcare professionals. While this umbrella coverage does not extend to professional liability claims against its independent contractor physicians and advanced practitioners, it does cover claims brought against all of the Company’s subsidiaries for non-patient general liability.

Revenue Recognition

The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is reasonably assured. The Company includes reimbursable expenses in revenues, and the associated amounts of reimbursable expenses in cost of services.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2. Summary of Significant Accounting Policies (continued)

Temporary Staffing Revenue

Revenue from services consists primarily of temporary staffing revenue. Revenues from temporary staffing, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s healthcare professionals. Billings to customers are based on specific contract provisions which may include approval of submitted time by our customers. Accordingly, accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2016 and 2015, the Company's estimate of amounts that had not been billed totaled $41.2 million and $18.4 million, respectively, and are included in accounts receivable on the consolidated balance sheets.

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

Gross Versus Net Policies

The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the arrangement, as follows:

Managed Service Programs Arrangements

The Company has entered into certain contracts with acute care facilities to provide comprehensive managed service programs (MSP) services. Under these contract arrangements, the Company uses its healthcare professionals along with those of third-party subcontractors to fulfill customer orders. If its healthcare professional is used, revenue is recorded on a gross basis. If a subcontractor is used, the customer is invoiced for their services and a subcontractor liability is recorded in accrued expenses, but only the resulting administrative fee is recognized as revenue. The subcontractor is paid after the Company has received payment from the acute care facility. The Company determined that it acts as an agent in these arrangements.

Physician Staffing

The Physician Staffing business enters into contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in this arrangement and, therefore, revenue is reported on a gross basis in the consolidated statements of operations.

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

Deferred Revenue

Amounts collected in advance of the services being substantially complete, related to our physician and executive search business, are recorded as deferred revenue in other current liabilities on the consolidated balance sheets. At December 31, 2016 and 2015, the Company had $0.9 million and $1.1 million, respectively, recorded as deferred revenue included in other current liabilities on the accompanying consolidated balance sheets.

Share-Based Compensation

The Company has, from time to time, granted stock options, stock appreciation rights, performance-based stock awards, and restricted stock for a fixed number of common shares to employees. In accordance with the Compensation-Stock-Compensation Topic of the FASB ASC, companies may choose from alternative valuation models. The Company used the Black-Scholes method of valuing its options and stock appreciation rights. The Company has elected to recognize compensation expense on a straight-line

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2. Summary of Significant Accounting Policies (continued)

basis over the requisite service period of the entire award. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant.

The Company granted performance-based stock awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan as described in Note 14 - Stockholders' Equity. Pursuant to the plan, the number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued with a vesting date in the future, subject to the employee's continuing employment. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

The Company used historical data of options with similar characteristics to estimate pre-vesting option forfeitures, as it believed that historical behavior patterns are the best indicators of future behavior patterns. Compensation expense related to share-based payments is included in selling, general, and administrative expenses in the consolidated statements of operations, and totaled $3.4 million, $2.5 million, and $1.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. Because the Company had a full valuation allowance on its deferred tax assets, the granting and exercise of share-based payments during the years ended December 31, 2016, 2015 and 2014 had no impact on the income tax provision. See Note 14 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists primarily of online advertising, internet direct marketing, print media, promotional material and, prior to the sale of CCE, direct mail marketing. Advertising costs that were expensed as incurred totaled $10.2 million, $4.9 million, and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Prior to the sale of CCE, direct mail marketing costs associated with the Company’s education seminars services were capitalized when the Company determined that there was a reasonable expectation that the cost of the incurred advertising would be recovered from the gross profit generated by the advertised event and expensed when the related event took place. There are no such costs included in prepaid expenses on the December 31, 2016 and 2015 consolidated balance sheets.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. As a result, restructuring costs on the consolidated statements of operations include on-going benefit costs for its employees and exit costs.

Reconciliations of the beginning and ending total restructuring liability balances are presented below:

	Year Ended December 31,
	2016		2015
	(amounts in thousands)
	On-Going Benefit Costs	Exit Costs	On-Going Benefit Costs	Exit Costs
Balance at beginning of period	$44	$338	$—	$—
Charged to restructuring costs	563	190	633	641
Payments	(282)	(255)	(589)	(303)
Balance at end of period	$325	$273	$44	$338

During the year ended December 31, 2014, restructuring costs included in the consolidated statements of operations were primarily related to senior management employee severance pay.

Deferred Rent

Deferred rent consists of free rent, rent escalation, tenant improvement allowances, and other incentives received from landlords related to the operating leases for our facilities. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense, which we record over the term of the lease. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2. Summary of Significant Accounting Policies (continued)

improvements are generally comprised of cash received from the landlord or paid on our behalf as part of the negotiated terms of the lease. These tenant improvement allowances and other leasehold incentives are recorded when realizable as deferred rent and are amortized as a reduction of periodic rent expense, over the term of the applicable lease. See Note 12 - Commitments and Contingencies.

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

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, the evaluation of various income tax planning strategies, and other relevant factors. The Company maintains a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred tax assets at that time. See Note 13 - Income Taxes.

Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was approximately $1.2 million at both December 31, 2016 and 2015.

There was no income tax impact related to foreign currency translation adjustments for the periods ended December 31, 2016 and 2015. During the period ended December 31, 2014, $0.2 million of income tax expense related to foreign currency translation adjustments was included on the Company's consolidated statements of comprehensive income (loss).

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. As of December 31, 2016 and 2015, the Company’s financial assets and liabilities required to be measured on a recurring basis were its contingent consideration receivable, its deferred compensation liability, its convertible notes derivative liability, and its contingent purchase price liabilities. See Note 10 - Fair Value Measurements.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the ASU, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The Company adopted this guidance in the first quarter of 2016, with no impact on its financial position and results of operations upon adoption. This new guidance may impact the Company for potential measurement adjustments related to its acquisitions.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customers Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license element, then the customer should account for the software license element arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company prospectively adopted this guidance in the first quarter of 2016, with no impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance in the first quarter of 2016, and reclassified $0.5 million of the Company's net debt issuance costs to long-term debt and capital lease obligations in its consolidated balance sheets as of December 31, 2015.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity would perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to early adopt this standard in its first quarter of 2017, and does not expect this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update provides a framework to assist entities in evaluating whether both an input and a substantive process are present, and narrows the definition of the term output so that the term is consistent with how outputs are described in the new revenue recognition standard. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted depending upon the date of the transaction. Entities should apply the guidance prospectively on or after the effective date. No disclosures are required at transition. The Company expects to adopt this standard in its first quarter of 2018, and does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. This update intends to reduce the diversity that has resulted from the lack of consistent principles on this topic by adding or clarifying guidance on eight cash flow issues, including: debt prepayment or debt

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2. Summary of Significant Accounting Policies (continued)

extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company expects to adopt this standard in its first quarter of 2018, and does not expect this guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update revises the threshold to qualify for equity classification to permit withholding up to the employer's maximum statutory tax rates in the applicable jurisdictions. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. There are various methods of adoption for each aspect. Upon adoption, the Company will recognize its previously unrecognized excess tax benefits using the modified retrospective transition method, which will result in a cumulative-effect adjustment to retained earnings and deferred tax assets. In addition, upon adoption, the Company no longer intends to calculate an estimate of expected forfeitures and will begin to recognize forfeitures as they occur, which will result in a cumulative-effect decrease to retained earnings and a corresponding increase to additional paid-in capital. The Company expects to adopt this standard in its first quarter of 2017.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, to clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company expects to adopt this standard in its first quarter of 2017, and does not expect this guidance to have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company expects the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of our forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations. See Note 12 - Commitments and Contingencies.

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These updates are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company established a cross-functional implementation team consisting of representatives from across all of its business segments. Management is in the process of reviewing its contract portfolio and its existing accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its contracts. Management expects this assessment will continue throughout the first half of 2017. Once this phase has been completed, if applicable,

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2. Summary of Significant Accounting Policies (continued)

management intends to implement appropriate changes to its business processes, systems and controls to support the recognition and disclosure under the new standard. The Company is continuing to assess which transition method it will use to adopt this accounting standard and expects a full assessment by the fourth quarter of 2017.

3. Acquisitions

US Resources Healthcare

On December 1, 2016, the Company completed the acquisition of a recruitment process outsourcing business, US Resources Healthcare, LLC (USR). This acquisition expands the Company's workforce solutions offerings to deliver financial and operating efficiencies through labor optimization services while enhancing the quality of care.

The acquisition was deemed immaterial and has been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method of accounting. Acquisition-related expenses are included in the consolidated statements of operations. USR's results of operations are included in the consolidated statements of operations from December 1, 2016 and have been included in the Company's Nurse and Allied Staffing business segment. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 10 - Fair Value Measurements.

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan) for a purchase price of $29.9 million in cash ($28.0 million plus working capital estimate) and $4.7 million in shares (or 349,871 shares) of the Company's Common Stock, subject to a net working capital adjustment. The shares of Common Stock issued in connection with the acquisition were subject to a lockup period, which ended April 30, 2016. The Company financed the purchase price through a combination of cash-on-hand and borrowings under the Company's senior credit facility. The transaction has been treated as a purchase of assets for income tax purposes. In the first quarter of 2016, the net working capital adjustment was settled consistent with the receivable balance as of December 31, 2015.

The agreement also specified that the sellers were eligible to receive additional purchase price consideration of $7.0 million, with $3.5 million per year based on attainment of specific performance criteria in 2016 and 2017. As of December 31, 2016, the Company determined that the first year earnout was not achieved for 2016 and as a result, only $3.5 million remains as a potential earnout for 2017. As of December 31, 2016, the fair value of the remaining obligation was estimated at $0.7 million.

In connection with the Mediscan acquisition, the Company also assumed additional contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. Payments related to the 2016 through 2018 years are limited to $0.3 million per year and 2019 is uncapped. As of December 31, 2016, the fair value of the remaining obligations on an undiscounted basis was estimated at $3.6 million.

As of December 31, 2016, a total of $4.3 million was estimated as the fair value of these contingent consideration payments and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

The amounts of revenue and net income included in the Company's consolidated income statement from the acquisition date to the period ended December 31, 2015 were $6.7 million and $0.3 million, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3. Acquisitions (continued)

The following is the estimated fair value of the purchase price for Mediscan on October 30, 2015:

(amounts in thousands)
Cash purchase price paid at closing	$28,000
Fair value of shares	4,723
Fair value of contingent consideration	3,686
Net working capital adjustment, including receivable	503
Total consideration	$36,912

The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The following is the estimated fair value of the assets acquired and liabilities assumed on October 30, 2015.

(amounts in thousands)
Cash acquired	$79
Accounts receivable	6,851
Other current assets	140
Property and equipment	20
Goodwill	14,338
Other intangible assets	17,200
Total assets acquired	38,628
Accounts payable and accrued expenses	306
Accrued employee compensation and benefits	1,410
Total liabilities assumed	1,716
Net assets acquired	$36,912

The Company assigned the following values to other intangible assets: $3.2 million to trade names with a weighted average estimated useful life of 11 years, $5.2 million to customer relations with an estimated useful life of 10 years, and $8.8 million to a database with an estimated useful life of 10 years, for a total of $17.2 million in definite life intangible assets with a weighted average estimated useful life of 10 years.

The remaining excess purchase price over the fair value of net assets acquired of $14.3 million was recorded as goodwill, which is expected to be deductible for tax purposes. Associated acquisition costs incurred were $0.7 million and have been included in acquisition and integration costs on the Company's consolidated statement of operations for the year ended December 31, 2015.

Medical Staffing Network

On June 30, 2014, the Company acquired substantially all of the assets and certain liabilities of Medical Staffing Network Healthcare, LLC (MSN) for an aggregate purchase price of $47.1 million, net of $1.0 million cash acquired. The Company paid $44.6 million, net of cash acquired, of which $1.0 million was funded to an escrow account for the net working capital adjustment. During the fourth quarter of 2014, the Company received $0.2 million from the escrow account to finalize the net working capital adjustment and the remaining balance in the escrow account was released to the seller. An additional $2.5 million was deferred and due to the seller 21 months from the acquisition date, less any COBRA expenses incurred by the Company on behalf of former MSN employees over that period. The Company incurred $0.4 million in COBRA expenses since the MSN acquisition and, on April 1, 2016, released to the seller the remaining liability of $2.1 million.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3. Acquisitions (continued)

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

The Company assigned the following values to other intangible assets: $5.9 million to trade names with an indefinite life, $4.7 million to customer relations with a weighted average estimated useful life of 13 years, and $6.5 million to a database with an estimated useful life of 10 years, for a total of $11.2 million in definite life intangible assets with a weighted average estimated

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3. Acquisitions (continued)

useful life of 11 years. The Company also assigned an estimated fair value of $0.3 million to the noncontrolling interest in InteliStaf of Oklahoma, LLC, a joint venture between MSN and a third party. The fair value assessment was determined based on a combination of the discounted cash flow method, the guideline public company method, and the merger and acquisition method, utilized at 80%, 10%, and 10%, respectively, discounted to reflect that the interest is noncontrolling, and that there is no ready public market for the interest.

The remaining excess purchase price over the fair value of net assets acquired of $13.4 million was recorded as goodwill, which is expected to be deductible for tax purposes. Additional acquisition and integration-related costs of approximately $7.3 million, including $2.2 million of costs directly attributable to the transaction (such as transaction and advisory fees) were incurred and are reflected as acquisition and integration costs on the Company's consolidated statement of operations for the year ended December 31, 2014.

The Company has integrated the acquired businesses into its current operations. The MSN acquisition included the consolidation of branch and corporate offices and therefore, it is impracticable to separate their results. Integration costs for the years ended December 31, 2015 and 2014 include exit costs associated with redundant facilities and ongoing post-employment termination costs.

Total Acquisition and Integration Liabilities

Reconciliations of the beginning and ending total acquisition and integration liability balances are presented below:

	Year Ended December 31,
	2016		2015
	(amounts in thousands)
	On-Going Benefit Costs	Exit Costs	On-Going Benefit Costs	Exit Costs
Balance at beginning of period	$47	$46	$762	$868
Charged to acquisition and integration costs	—	—	17	88
Reclassifications (a)	—	—	—	(255)
Payments	(47)	(46)	(732)	(655)
Balance at end of period	$—	$—	$47	$46

(a)	Exit liability has been reduced as a result of a lease amendment and has been reclassified to deferred rent, which will be amortized over the remaining lease term.

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
DECEMBER 31, 2016

3. Acquisitions (continued)

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

On July 27, 2015, the Company entered into an Agreement and Plan of Merger to sell its wholly-owned subsidiary, CCE, to a third party (Buyer). On August 31, 2015, the Company completed the sale of CCE to the Buyer. The Company received $8.0 million in cash, subject to a net working capital adjustment, of which $0.5 million was held in escrow for a period of 12 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. In September 2016, the full amount of escrow, which had been reflected as an escrow receivable, was released to the Company.

The purchase price also included an earnout of up to $0.5 million related to the performance of CCE for the year ended December 31, 2015, which was treated as contingent consideration. The Company assigned no fair value to this earnout as of December 31, 2015 as the performance-based milestones were not met. See Note 10 - Fair Value Measurements. The original escrow amount was released to the Buyer in the first quarter of 2016.

The operating results of CCE were included in the Other Human Capital Management Services segment. See Note 17 - Segment Data for further information.

The Company recognized a pre-tax loss of $2.2 million related to the sale of the business, which is included in income (loss) from operations in its consolidated statements of operations for the year ended December 31, 2015. In addition, the Company recorded a tax benefit of $3.5 million from the reversal of valuation allowances associated with this business, resulting in an after-tax gain on the sale of CCE of $1.3 million.

Clinical Trial Services

On February 15, 2013, the Company completed the sale of its clinical trial services business to a third party (Buyer) for an aggregate $52.0 million in cash, subject to certain adjustments. Of the $52.0 million purchase price paid at closing, $3.8 million was placed in escrow for a period of 18 months following the closing to provide partial security to the Buyer in the event of any breach of the representations, warranties and covenants of the Company. The total amount of the escrow was released to the Company in August 2014 and reported as additional proceeds from the sale in the investing activities on its consolidated statements of cash flows. The disposal of this business was previously presented as discontinued operations.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

5. Goodwill, Trade Names, and Other Intangible Assets

As of December 31, 2016 and 2015, the Company had the following acquired intangible assets:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$31,609	$16,147	$15,462	$31,225	$14,150	$17,075
Customer relationships	41,724	23,316	18,408	47,204	20,734	26,470
Non-compete agreements	3,619	3,527	92	3,603	3,486	117
Trade names, definite-lived	3,216	343	2,873	3,200	49	3,151
	$80,168	$43,333	$36,835	$85,232	$38,419	$46,813
Intangible assets not subject to amortization:
Trade names			35,402			36,101
			$72,237			$82,914

As of December 31, 2016, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2017	$4,248
2018	4,148
2019	4,111
2020	4,007
2021	3,799
Thereafter	16,522
$36,835

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Balances as of December 31, 2015
Aggregate goodwill acquired	$302,005	$43,405	$19,307	$364,717
Sale of CCE (a)	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	—	—	(259,732)
Goodwill, net of impairment loss	42,273	43,405	9,418	95,096

Changes to aggregate goodwill in 2016
Goodwill acquired (b)	2,272	—	—	2,272
Impairment charges	—	(17,720)	—	(17,720)

Balances as of December 31, 2016
Aggregate goodwill acquired	304,277	43,405	19,307	366,989
Sale of CCE (a)	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(17,720)	—	(277,452)
Goodwill, net of impairment loss	$44,545	$25,685	$9,418	$79,648
_______________

(a)	See Note 4 - Disposal and Discontinued Operations.

(b)	Goodwill acquired from the acquisition of USR. See Note 3 - Acquisitions.

2016 Impairment Charges
During an evaluation of goodwill, trade names, and other intangible assets at June 30, 2016, the Company determined that indicators were present in the Physician Staffing reporting unit which would suggest the fair value of the reporting unit may have declined below the carrying value. The Physician Staffing reporting unit continued to under-perform relative to management’s expectations. The lower than expected revenue was driven by lower booking volumes partly due to the loss of customers, and margins that were negatively impacted from continued investments in the business all through the first half of 2016. The Company considered these factors to be impairment indicators that warranted impairment testing of goodwill, trade names, and other intangible assets.
As a result, an interim impairment test of goodwill, trade names, and other intangible assets was performed as of June 30, 2016 in accordance with the Intangibles-Goodwill and Other and Property, Plant, and Equipment Topics of the FASB ASC. The evaluation resulted in the carrying value of goodwill, trade names, and other intangible assets for Physician Staffing to exceed the estimated fair value. As a result, the Company recorded pre-tax impairment charges totaling $24.3 million: $17.7 million related to goodwill, $0.6 million related to trade names, and $6.0 million related to customer relationships.
Goodwill
In order to determine the fair value of the Physician Staffing reporting unit, the Company used a combination of an income and a market approach to calculate the fair value of the Physician Staffing reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on the Company’s discrete financial forecast of revenue, gross profit margins, operating costs and cash flows. It also considered historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The assumptions used in the income approach included a discount rate of 13.5% and a terminal value growth rate of 3.0% for cash flows beyond the discrete forecast period of ten years. Assumptions used in the market approach included valuation multiples based on an analysis of multiples for comparable public companies. The Company utilized total enterprise value/Earnings before Interest, Taxes, Depreciation, and

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

Amortization (EBITDA) multiples ranging from 7.5 to 8.5. A 50% weighting was applied to the components of each approach to estimate the total fair value of goodwill. This weight is an estimate by management and was developed based on the specific characteristics, risks and uncertainties of the Physician Staffing reporting unit. As a result of the testing, the Company compared the implied fair value of goodwill to its carrying amount and recorded a non-cash pre-tax goodwill impairment charge of $17.7 million at June 30, 2016.

Trade Names
The Company valued the Physician Staffing trade names based on a Relief From Royalty methodology using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method. The calculated value of the trade names was compared to its carrying amount and, as a result, the Company recorded a non-cash pre-tax impairment charge of $0.6 million at June 30, 2016.

Customer Relationships
The Company valued the Physician Staffing customer relationships based on the Multi-Period Excess Earnings Method (MPEEM). The MPEEM estimates the fair value based on the present value of the allocated future economic benefits. The inputs include the projected revenue and associated expenses from the customers, an estimated attrition rate, and a discount rate of 13.5%. The Company performed a recoverability test on the asset group which customers are a part of and deemed customer relationships to be impaired. As a result, the calculated value of customer relationships was compared to its carrying amount and the Company recorded a non-cash pre-tax impairment charge of $6.0 million at June 30, 2016.

2016 Annual Impairment Testing

The Company performed its annual impairment test as of October 1, 2016. Upon completion of the impairment testing, the Company determined that no additional impairment of goodwill, trade names, or other intangible assets was warranted.

2015 and 2014 Impairment Charges
The Company performed its annual impairment test as of October 1, 2015 and 2014. Upon completion of the impairment testing, the Company determined that the estimated fair value of its reporting units exceeded their respective carrying values. Accordingly, no goodwill impairment charges were warranted for these reporting units as of December 31, 2015 and 2014.

However, in conjunction with the annual impairment testing of trade names in the fourth quarter of 2015 and 2014, the Company reduced its long-term revenue forecast for the business segment in the fourth quarter of each year and as a result, the calculation of estimated fair value was less than the carrying amount of the trade names. As a result, the Company recorded pre-tax non-cash impairment charges of $2.1 million and $10.0 million, respectively, related to the Physician Staffing segment.

The reduced long-term revenue forecast for 2015 was impacted by lower projected volume resulting from an under-investment in new revenue producers to keep pace with attrition. The reduced long-term revenue forecast for 2014 was impacted by lower projected volume resulting from a delay in changing to a more scalable business model. The Company valued the trade name based on discounted cash flows using projected cash flows of an estimated royalty fee. The royalty rate was determined by a blended rate using the Market Royalty Rate Method and the Apportionment of Profit Method and has been applied consistently since the date of acquisition. No additional impairments of indefinite-lived intangible assets were identified.

The Company based its fair value estimates on assumptions it believed to be reasonable, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

6. Property and Equipment

At December 31, 2016 and 2015, property and equipment consist of the following:

		December 31,
	Useful Lives	2016	2015
		(amounts in thousands)

Computer equipment	3-5 years	$13,584	$12,335
Computer software	3-5 years	28,752	27,565
Office equipment	5-7 years	2,397	2,241
Furniture and fixtures	5-7 years	3,969	3,411
Leasehold improvements	(a)	7,257	4,286
		55,959	49,838
Less accumulated depreciation and amortization		(43,141)	(39,368)
		$12,818	$10,470
_______________

(a)	See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

7. Balance Sheet Details

	December 31,
	2016	2015
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for health	$279	$—
Insurance recovery for workers’ compensation	1,271	1,403
Insurance recovery for professional liability	1,487	1,463
	$3,037	$2,866

Other non-current assets:
Insurance recovery for workers’ compensation – long-term	$5,857	$6,281
Insurance recovery for professional liability – long-term	10,353	10,722
Non-current security deposits	925	991
	$17,135	$17,994

Accrued compensation and benefits:
Salaries and payroll taxes	$15,480	$11,976
Bonuses	3,915	4,584
Accrual for workers’ compensation claims	5,266	5,151
Accrual for professional liability insurance	2,433	2,516
Accrual for health care benefits	4,053	3,009
Accrual for vacation	2,096	2,166
	$33,243	$29,402

Long-term accrued claims:
Accrual for workers’ compensation claims	$12,817	$14,014
Accrual for professional liability insurance	16,053	16,056
	$28,870	$30,070

Other long-term liabilities:
Deferred compensation	$1,472	$1,412
Deferred rent	5,011	2,473
Long-term unrecognized tax benefits	874	819
Other	42	122
	$7,399	$4,826

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8. Debt

At December 31, 2016 and 2015, long-term debt consists of the following:

	December 31, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
	(amounts in thousands)

Term Loan, interest 2.62%	$39,500	$(363)	$—	$—
Senior Secured Asset-Based, weighted average interest 2.41%	—	—	8,000	—
Second Lien Term Loan, interest 5.75%	—	—	30,000	(1,052)
Convertible Notes, fixed rate interest of 8.00%	25,000	(4,669)	25,000	(6,007)
Convertible Notes derivative liability	27,532	—	33,337	—
Capital lease obligations	23	—	94	—
Total debt	92,055	(5,032)	96,431	(7,059)
Less current portion	(2,263)	—	(8,071)	—
Long-term debt	$89,792	$(5,032)	$88,360	$(7,059)

As of December 31, 2016, the aggregate scheduled maturities of debt are as follows:

	Term Loan	Convertible Notes	Capital Leases
	(amounts in thousands)
Through Years Ending December 31:
2017	$2,250	$—	$13
2018	3,750	—	8
2019	3,500	—	2
2020	4,000	25,000	—
2021	26,000	—	—
Thereafter	—	—	—
Total	$39,500	$25,000	$23

At December 31, 2015, the Company had a senior secured asset-based revolving credit facility (First Lien Loan), with a termination date of June 30, 2017, in the aggregate principal amount of up to $85.0 million, which included a subfacility for swingline loans up to an amount equal to 10% of the aggregate Revolver Commitments, as defined in the agreement, and a $35.0 million subfacility for standby letters of credit. The Company also had a five-year second lien term loan facility (Second Lien Term Loan) in an aggregate principal amount of $30.0 million. The Company had the ability, at its option at any time, to prepay the Second Lien Term Loan in whole or in part at the redemption prices set forth therein, which ranged from 103% of the principal amount thereof for prepayments during the period July 1, 2015 through June 30, 2016, 102% of the principal amount thereof for prepayments during the period July 1, 2016 through June 30, 2017, and 100% of the principal amount thereof for prepayments after June 30, 2017.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8. Debt (continued)

2016 Senior Credit Facilities

On June 22, 2016, the Company entered into a senior credit agreement (Credit Agreement), which provides a term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the Senior Credit Facilities) both of which mature in five years. The Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility or establish one or more additional term loans in an aggregate amount of up to $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. The Term Loan is payable in quarterly installments, with the first payment made September 30, 2016, and each such installment being in the aggregate principal amount (subject to adjustment as a result of prepayments) equal to 1.25% of the principal amount for the first four installments, 1.875% for the next eight installments and 2.50% of the principal amount for the remaining installments.

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

As of December 31, 2016, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 200 basis points. The interest rate is subject to an increase of 200 basis points if an event of default exists under the Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, based on the Applicable Margin which was 0.30% as of December 31, 2016.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8. Debt (continued)

certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

The Credit Agreement contains customary representations, warranties, and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to some exceptions, on (i) indebtedness and preferred equity, (ii) liens, (iii) fundamental changes, (iv) investments, (v) restricted payments, and (vi) sale of assets and certain other restrictive agreements. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of the Company’s business. See Note 14 - Stockholders' Equity.

The Credit Agreement also includes two financial covenants, commencing with the fiscal quarter ending September 30, 2016: (i) limiting a maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending September 30, 2016 through June 30, 2017, 3.25:1.00 for the fiscal quarters ending September 30, 2017 through June 30, 2018, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of December 31, 2016, the Company was in compliance with the financial covenants and other covenants contained in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in the Collateral (as defined therein).

As of December 31, 2016, the Company had $22.2 million letters of credit outstanding and $77.8 million available under the Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

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

As of December 31, 2016, the Convertible Notes are convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at an initial conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company has the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeds 125% of the then conversion price for 20 days of a 30 day trading period. The conversion price is subject to adjustment pursuant to customary weighted average anti-dilution provisions including adjustments for the following: Common Stock dividends or distributions; issuance of any rights, warrants of options to acquire Common Stock; distributions of property; tender offer or exchange offer payments; cash dividends; or certain issuances of Common Stock at less than the conversion price. Upon conversion of the Convertible Notes, the Company will exchange, for the applicable conversion amount thereof a number of shares of Common Stock equal to the amount determined by dividing (i) such conversion amount by (ii) the conversion price in effect at the time of conversion provided that the number of shares of Common Stock issued upon conversion, when aggregated with the aggregate number of shares of Common Stock previously issued upon conversion cannot exceed 6,244,650 shares of Common Stock. If this share cap results in the issuance of fewer shares of Common Stock, the Company will pay to the holders of the Convertible Notes an amount in cash equal to the product of (i) the number of shares not delivered as a result of the cap and (ii) the 30-day VWAP as of the close of business on the Business Day immediately preceding the conversion date. No fractional shares of Common Stock will be issued upon conversion of the Conversion Notes. In lieu of fractional shares, the Company shall pay cash in respect of each fractional share multiplied by the 30-day VWAP as of the closing of business on the Business Day immediately preceding the conversion date as well as any unpaid accrued interest.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8. Debt (continued)

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

First Lien Loan Agreement (Terminated June 22, 2016)

The First Lien Loan was used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. As of December 31, 2015, the interest rate spreads and fees under the First Lien Loan Agreement were based on LIBOR plus 1.50% or Base Rate plus 0.50%. The LIBOR and Base Rate margins were subject to performance pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. The Company was required to pay a monthly commitment fee on the average daily unused portion of the revolving loan facility, which, as of December 31, 2015, was 0.375%.

As of December 31, 2015, the Gross Availability, as defined in the First Lien Loan Agreement, was approximately $71.6 million based on the Company's accounts receivable balance as of November 30, 2015. The Company had $23.5 million letters of credit outstanding and $8.0 million drawn under its revolving credit facility, leaving $40.1 million available as of December 31, 2015. The letters of credit related to the Company’s workers’ compensation and professional liability insurance policies.

Second Lien Term Loan (Terminated June 22, 2016)

On June 30, 2014, the Company entered into a second lien loan and security agreement (the Second Lien Term Loan Agreement), by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, and BSP Agency, LLC, as agent.

The Second Lien Term Loan Agreement provided for a five-year senior secured term loan facility in an aggregate principal amount of $30.0 million (the loans thereunder, the Second Lien Term Loan). After deducting a debt discount of $1.1 million, the net proceeds of $28.9 million from the Second Lien Term Loan facility were used by the Company to pay a portion of the consideration for the MSN acquisition and related fees and expenses. In connection with the financing, the Company incurred $0.4 million of debt issuance costs. Amounts borrowed under the Second Lien Term Loan facility that are repaid or prepaid may not be re-borrowed.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8. Debt (continued)

On July 22, 2015, the Company entered into an amendment to its Second Lien Term Loan. Under the terms of the amendment, the interest rate on the Second Lien Term Loan was modified at no cost from LIBOR (defined as the 3-month London interbank offered rate for U.S. dollars, adjusted for customary Eurodollar reserve requirements, if any, and subject to a 1% floor) plus 6.50% to LIBOR (1% floor) plus a rate based on the Company's total net leverage ratio. As of December 31, 2015, the Second Lien Term Loan bore interest at a rate equal to adjusted LIBOR (1% floor) plus 4.75%. The interest rate was subject to an increase by 200 basis points if an event of default exists under the Second Lien Term Loan Agreement. As of December 31, 2015, the Company was in compliance with the financial covenants and other covenants contained in the agreement.

9. Convertible Notes Derivative Liability

Derivative financial instruments, as defined in the Accounting for Derivative Financial Instruments and Hedging Activities Topic of the FASB ASC, consist of financial instruments or other contracts that contain a notional amount and one or more underlyings (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the Accounting for Derivative Financial Instruments and Hedging Activities Topic, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Convertible Notes are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. In addition, the Convertible Notes allow the issuer to exercise optional redemption features and the holder to exercise an offer to purchase feature, under certain conditions. The Company accounted for the conversion option in accordance with the Accounting for Derivative Financial Instruments and Hedging Activities Topic. Since this conversion feature is not considered to be solely indexed to the Company’s own stock the derivative was recorded as a liability in the line item long-term debt on the Company's consolidated balance sheets. See Note 8 - Debt.

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

The inputs into the valuation model are as follows:

December 31, 2016
Closing share price	$15.61
Conversion price	$7.10
Risk free rate	1.76%
Expected volatility	40%
Dividend yield	—%
Expected life	3.5 years

The fair value of this derivative liability is primarily determined by fluctuations in our stock price. In addition, changes in our credit risk profile impact the fair value determination. As of December 31, 2016, a $1 increase or decrease in our stock price would result in a corresponding increase or decrease of approximately $3.5 million in the fair value of the derivative liability, and a 1% increase or decrease in interest rates would result in a corresponding increase or decrease of approximately $0.8

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

9. Convertible Notes Derivative Liability (continued)

million in the fair value of the derivative liability. These fluctuations result in a current period gain or loss that is presented on the consolidated statements of operations as (gain) loss on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis:

At December 31, 2016 and 2015, the Company’s financial assets/liabilities required to be measured on a recurring basis were: contingent consideration receivable, deferred compensation liability included in other long-term liabilities, convertible notes derivative liability included in long-term debt and capital lease obligations, and contingent purchase price liabilities included in other current liabilities and contingent consideration on the consolidated balance sheets.

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

Contingent purchase price liabilities—Potential earnout payments related to the acquisition of Mediscan and USR are contingent upon meeting certain performance requirements through 2019. See Note 3 - Acquisitions. The long-term portion of these liabilities is included in contingent consideration, and the short-term portion is included in other current liabilities on the consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent purchase price liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. The USR contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones.

The fair value of contingent consideration and the associated liabilities will be adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value and related accretion reflected as acquisition-related contingent consideration on the consolidated statements of operations. Significant increases (decreases) in the volatility or in any of the

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

10. Fair Value Measurements (continued)

probabilities of success, or decreases (increases) in the discount rate would result in a significantly higher (lower) fair value, respectively, and commensurate changes to these liabilities.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2016 and 2015:

Fair Value Measurements

	December 31, 2016	December 31, 2015
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,472	$1,412
(Level 3)
Convertible Notes derivative liability	$27,532	$33,337
Contingent purchase price liabilities	$5,603	$3,686

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Purchase	Convertible Notes
	Price Liabilities (a)	Derivative Liability
	(amounts in thousands)

December 31, 2014	$—	$23,436
Additions	3,686	—
Valuation loss for the period	—	9,901
December 31, 2015	3,686	33,337
Additions	1,300	—
Payments	(152)	—
Accretion expense	887	—
Valuation gain for the period	(118)	(5,805)
December 31, 2016	$5,603	$27,532
_______________

(a) Related to the Mediscan acquisition on October 30, 2015 and the USR acquisition on December 1, 2016. See Note 3 - Acquisitions. Valuation gain and accretion expense is included as acquisition-related contingent consideration on the consolidated statements of operations.

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill, trade names, and other intangible assets during the years ended December 31, 2016, 2015, and 2014, the carrying value of goodwill, trade names, and other intangible assets in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs. For further discussion on measuring the Company's non-financial assets, specifically goodwill and trade names, and customer relationships. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Second Lien Term Loan, net	$—	$—	$28,948	$30,600
Term Loan, net	$39,137	$41,500	$—	$—
Convertible Notes, net	$20,331	$27,250	$18,993	$23,250
Senior Secured Asset-Based Loan	$—	$—	$8,000	$8,000

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

Contributions by the Company, net of forfeitures, under this plan amounted to $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and amounted to $1.5 million and $1.4 million at December 31, 2016 and 2015, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Future minimum lease payments, as of December 31, 2016, associated with these agreements with terms of one year or more are as follows:

Years Ending December 31:	(amounts in thousands)
2017	$7,249
2018	6,240
2019	4,826
2020	4,145
2021	3,843
Thereafter	13,191
$39,494

Total operating lease expense included in selling, general, and administrative expenses was approximately $8.4 million, $8.1 million, and $7.7 million for the years ending December 31, 2016, 2015, and 2014, respectively.

Contingencies:

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of December 31, 2016 and 2015, on its consolidated balance sheets.

During 2011, a state administrative ruling related to certain service tax matters was released which indicated that services performed in that particular state are subject to a tax not previously paid by the Company. As a result, the Company conducted an initial review of certain other states to determine if any additional exposures may exist and determined that it was probable that some of its previous tax positions would be challenged. As a result, the Company changed its assessment of certain non-income tax positions and estimated a liability related to these matters. For the year ended December 31, 2014, the Company accrued an additional pre-tax liability related to the non-income tax matters of approximately $0.2 million, and paid approximately $0.1 million to settle with certain states. In 2016, the Company paid approximately $1.4 million to settle with certain states, which was fully reserved for at December 31, 2015. For the year ended December 31, 2016, the Company recognized a pre-tax benefit of $0.8 million related to non-income tax matters. The expenses are included in selling, general, and administrative expenses on the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 and the liability is included in other current liabilities on the consolidated balance sheets as of December 31, 2016 and 2015.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

12. Commitments and Contingencies (continued)

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

13. Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
United States	$3,309	$3,565	$(33,574)
Foreign	1,236	595	2,256
Income (loss) before income taxes	$4,545	$4,160	$(31,318)

 The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Current:
Federal	$227	$551	$—
State	587	(21)	811
Foreign	322	220	262
Total	1,136	750	1,073

Deferred:
Federal	(4,114)	(1,819)	(1,320)
State	(866)	8	68
Foreign	(342)	267	395
Total	(5,322)	(1,544)	(857)
Total income tax (benefit) expense	$(4,186)	$(794)	$216

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 13. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$3,494	$2,973
Allowance for doubtful accounts	704	1,278
Intangible Assets	10,725	11,365
Net operating loss carryforwards	17,228	22,662
Derivative interest	7,940	10,144
Accrued professional liability	2,632	2,536
Accrued workers’ compensation	3,439	3,061
Share-based compensation	—	891
Credit carryforwards	1,055	797
Other	584	595
Gross deferred tax assets	47,801	56,302
Valuation allowance	(46,454)	(55,336)
	1,347	966
Deferred Tax Liabilities:
Depreciation	(70)	(123)
Indefinite intangibles	(13,971)	(18,714)
Tax on unrepatriated earnings	(263)	(604)
Share-based compensation	(197)	—
	(14,501)	(19,441)
Net deferred taxes	$(13,154)	$(18,475)

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. As of December 31, 2013, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets resulting from recent losses, the difficulty of forecasting future taxable income, and other factors. Due to the historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. To be considered a source of future taxable income to support realizability of a deferred tax asset, a taxable temporary difference must reverse in a period such that it would result in the realization of the deferred tax asset. Taxable temporary differences related to indefinite-lived intangibles, such as goodwill, are by their nature not predicted to reverse and therefore not considered a source of future taxable income in accordance with the Income Taxes Topic of the FASB ASC. The Company had $14.0 million and $18.7 million of deferred tax liabilities relating to indefinite-lived intangible assets that it was not able to offset against deferred tax assets as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company recorded valuation allowances of $46.5 million and $55.3 million, respectively.

The Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence develops, the Company may release all or a portion of the remaining valuation allowances, but at this point in time cannot determine in which period they would reverse. The Company will continue to assess the realizability of its deferred tax assets.

As of December 31, 2016 and 2015, respectively, the Company had approximately $53.2 million and $65.2 million of federal, state, and foreign net operating loss carryforwards. The federal carryforwards expire between 2031 and 2034. The state carryforwards expire between 2016 and 2034. The majority of the foreign carryforwards are in a jurisdiction with no expiration. A valuation allowance for the net operating losses has been recorded at December 31, 2016 and 2015, to reduce the Company’s

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 13. Income Taxes (continued)

deferred tax asset to an amount that is more likely than not to be realized. In the first quarter of 2014, the Company recorded a non-cash adjustment of $1.7 million primarily related to an overstatement of the valuation allowance established as of December 31, 2013. The out-of-period adjustment also decreased the net loss by the same amount or $0.06 per diluted share for the three months ended March 31, 2014 and the year ended December 31, 2014. Management concluded that the adjustment was not material to its prior period financial statements.

The reconciliation of income tax computed at the U. S. federal statutory rate to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Tax at U.S. statutory rate	$1,591	$1,456	$(10,961)
State taxes, net of federal benefit	344	611	219
Noncontrolling interest	(260)	—	—
Non-deductible meals and entertainment	1,546	1,510	1,425
Foreign tax expense	(5)	(6)	44
Valuation allowances	(8,379)	(5,078)	12,038
Uncertain tax positions	1,090	917	(996)
Audit settlements	—	(624)	—
Other	(113)	420	(1,553)
Total income tax (benefit) expense	$(4,186)	$(794)	$216

The tax years of 2004, 2005, and 2008 through 2015 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

During 2016, the Company accrued $0.2 million of India tax on earnings of approximately $0.5 million. India withholding taxes on a dividend of India earnings are not affected by the calculation of U.S. taxes due and continue to be accrued.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is approximately as follows:

	2016	2015
	(amounts in thousands)
Balance at January 1	$4,071	$3,777
Additions based on tax positions related to the current year	1,054	861
Additions based on tax positions related to prior years	55	62
Reductions based on settlements of tax positions related to prior years	—	(624)
Other	—	(5)
Balance at December 31	$5,180	$4,071

Short-term unrecognized tax benefits are included in other current liabilities on the consolidated balance sheets and were approximately $0.1 million as of December 31, 2016 and 2015. Long-term unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheets and were approximately $0.9 million and $0.8 million as of December 31, 2016 and 2015, respectively. See Note 7 - Balance Sheet Details. As of December 31, 2016 and 2015, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of approximately $4.9 million and $3.8 million, respectively. During 2016, the Company had gross increases of $1.1 million to its current year unrecognized tax benefits, related to federal and state tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2016, the Company recognized interest and penalties of $0.1 million. During the years ended December 31, 2015 and 2014, the Company recognized a reduction on interest and penalties of $0.2 million. The Company had

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 13. Income Taxes (continued)

accrued approximately $0.5 million and $0.4 million for the payment of interest and penalties at December 31, 2016 and 2015, respectively.

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

During the years ended December 31, 2016, 2015 and 2014, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of December 31, 2016, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's new Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $2.5 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its new Credit Agreement.

Share-Based Payments

2014 Omnibus Incentive Plan

The Company's 2014 Omnibus Incentive Plan (2014 Plan) provides for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code, and other stock-based awards, all as defined by the 2014 Plan, to eligible employees, consultants and non-employee Directors. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Plan or with respect to which awards may be granted may not exceed 4,100,000 shares, which may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company.

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

During the year ended December 31, 2016, 246,020 of restricted stock awards and 202,442 of performance stock awards were granted under the 2014 Plan to the Company's non-employee Directors and management team. In 2015, the Company changed the timing of its annual grants to management from June to March. Pursuant to the 2014 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2016 awards, restricted stock will be issued with a vesting date of December 31, 2018, subject to the employee’s continuing employment. During the first quarter of 2016, the Committee approved a 100% level of attainment for the 2015 performance-based share awards, resulting in the issuance of 148,178 performance shares that will vest on December 31, 2017.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

14. Stockholders' Equity (continued)

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the year ended December 31, 2016:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2016	586,488	$7.82	234,138	$9.81
Granted	246,020	$12.01	202,442	$11.63
Vested	(272,597)	$7.06	(79,636)	$5.82
Forfeited	(27,617)	$11.11	(24,852)	$11.75
Unvested restricted stock awards, December 31, 2016	532,294	$9.98	332,092	$11.73

As of December 31, 2016, the Company had approximately $3.0 million pre-tax of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.82 years. The fair value of shares vested was approximately $4.3 million, $3.9 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, the Company had approximately $1.0 million pre-tax of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.54 years, the remaining service period. The fair value of shares vested was approximately $1.2 million for the year ended December 31, 2016, the first year these awards began to vest.

During the years ended December 31, 2016, 2015, and 2014, the Company did not issue stock options or stock appreciation rights. The following table represents information about stock options and stock appreciation rights exercised in each year.

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Total intrinsic value of options exercised	$1,323	$1,610	$695

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

The Company recorded compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Due to the adoption of the 2014 Plan (previously titled the 2007 Stock Incentive Plan), no further grants have been issued under the Company’s 1999 Plans referred to below.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

14. Stockholders' Equity (continued)

The following table summarizes the Company’s activities with respect to all of its share option plans (issued under the 2014 Plan and the 1999 Plan) for the year ended December 31, 2016:

	Number of Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (amounts in thousands)
Share options outstanding at beginning of year	395,625	$4.16-$22.50	$6.28
Granted	—	—	—
Exercised	(195,312)	$4.35-$8.56	$6.08
Forfeited/expired	(12,100)	$5.21-$22.50	$17.97
Share options outstanding at end of year	188,213	$4.16-$22.50	$5.72	2.62	$1,870
Share options exercisable at end of year	137,087	$4.16-$22.50	$5.90	2.33	$1,341
Share options unvested at end of year	51,126	$4.92-$5.61	$5.26	3.40	$529

As of December 31, 2016, the Company had 188,213 share options outstanding of which 173,457 were vested or expected to vest at a weighted average exercise price of $5.76, intrinsic value of $1.7 million and a weighted average contractual life of 2.55 years. As of December 31, 2016, the Company had less than $0.1 million pre-tax of total unrecognized compensation cost related to share options which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 0.42 years.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

15. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders - Basic	$7,967	$4,418	$(31,783)
Interest on Convertible Notes	3,383	*	*
(Gain) loss on derivative liability	(5,805)	*	*
Net income (loss) attributable to common shareholders - Diluted	$5,545	$4,418	$(31,783)

Denominator:
Weighted average common shares - Basic	32,132	31,514	31,190
Effective of diluted shares:
Share-based awards	593	648	—
Convertible Notes	3,521	—	—
Weighted average common shares - Diluted	36,246	32,162	31,190

Net income (loss) per share attributable to common shareholders - Basic	$0.25	$0.14	$(1.02)

Net income (loss) per share attributable to common shareholders - Diluted	$0.15	$0.14	$(1.02)

* For the years 2015 and 2014, the Convertible Notes would have been anti-dilutive if converted at the beginning of the respective periods and therefore, amounts are not applicable.

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

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Convertible notes and share-based awards	—	3,521	3,856

16. Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $5.0 million, $11.8 million, and $17.8 million in 2016, 2015, and 2014, respectively. Accounts receivable due from these hospitals at December 31, 2016 and 2015 were approximately $1.0 million and $0.6 million, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

16. Related Party Transactions (continued)

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $12.6 million and $10.0 million in 2016 and 2015, respectively, and $4.7 million for the six months ended December 31, 2014. At December 31, 2016 and 2015, the Company had a receivable balance of $1.5 million and $1.4 million, respectively, and a payable balance of $0.2 million.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.4 million for rent for these premises in 2016 and $0.1 million for the two months ended December 31, 2015.

17. Segment Data

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

•
Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the U.S. The results of the Mediscan acquisition have been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 3 - Acquisitions.

•
Physician Staffing - Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

•
Other Human Capital Management Services - Subsequent to the sale of CCE on August 31, 2015, Other Human Capital Management Services includes retained and contingent search services for physicians, healthcare executives and other healthcare professionals within the U.S.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

17. Segment Data (continued)

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing (a)	$721,486	$621,258	$459,195
Physician Staffing	98,283	115,336	121,145
Other Human Capital Management Services	13,768	30,827	37,485
	$833,537	$767,421	$617,825
Contribution income (loss):
Nurse and Allied Staffing (a)	$71,992	$55,718	$36,486
Physician Staffing	8,265	10,213	6,540
Other Human Capital Management Services	(535)	1,863	514
	79,722	67,794	43,540

Unallocated corporate overhead (a)	38,400	32,703	27,770
Depreciation	4,168	3,856	3,866
Amortization	5,014	4,210	3,575
Loss on sale of business (b)	—	2,184	—
Acquisition and integration costs	78	902	7,957
Acquisition-related contingent consideration	814	—	—
Restructuring costs	753	1,274	840
Impairment charges (c)	24,311	2,100	10,000
Income (loss) from operations	$6,184	$20,565	$(10,468)
_______________

(a)
The Company has been centralizing administrative functions to gain efficiencies and, as a result, certain prior periods have been restated for comparability purposes. For the year ended December 31, 2015, $1.2 million of expenses were reclassified from Nurse and Allied Staffing to unallocated corporate overhead to conform to the current period presentation. It was not practicable to reclassify these amounts for the year ended December 31, 2014.

(b)	On August 31, 2015, the Company completed the sale of CCE, and recognized a pre-tax loss of $2.2 million related to the divestiture of the business. See Note 4 - Disposal and Discontinued Operations.

(c)
During the years ended December 31, 2016, 2015, and 2014, the Company recorded impairment charges of $24.3 million, $2.1 million, and $10.0 million, respectively. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

18. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	(amounts in thousands, except per share data)
Revenue from services	$196,583	$199,443	$214,988	$222,523

Gross profit	51,046	54,846	58,210	57,633

Consolidated net income (loss)	19,186	(17,095)	14,289	(7,649)

Net income (loss) attributable to common shareholders	19,022	(17,237)	14,066	(7,884)

Net income (loss) per share attributable to common shareholders - Basic	$0.60	$(0.54)	$0.44	$(0.24)

Net income (loss) per share attributable to common shareholders - Diluted	$0.09	$(0.54)	$0.22	$(0.24)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	(amounts in thousands, except per share data)
Revenue from services	$185,964	$192,617	$195,692	$193,148

Gross profit	47,037	48,363	51,486	50,479

Consolidated net income (loss)	3,050	2,680	5,151	(5,927)

Net income (loss) attributable to common shareholders	2,934	2,573	5,009	(6,098)

Net income (loss) per share attributable to common shareholders - Basic	$0.09	$0.08	$0.16	$(0.19)

Net income (loss) per share attributable to common shareholders - Diluted	$0.05	$0.08	$0.16	$(0.19)
________________

The following items impact the comparability and presentation of our consolidated data:

•
The Company recorded changes in the fair value of convertible notes derivative liability, recording a gain in the first and third quarters of 2016 of $16.4 million and $7.1 million, respectively, and a loss in the second and fourth quarters of 2016 of $3.6 million and $14.2 million, respectively. The Company also recorded a gain in the first and second quarters of 2015 of $2.1 million and $0.4 million, respectively, and a loss in the third and fourth quarters of 2015 of $2.9 million and $9.5 million, respectively. See Note 9 - Convertible Notes Derivative Liability.

•
During the second quarter of 2016 and the fourth quarter of 2015, the Company recorded impairment charges of $24.3 million and $2.1 million, respectively. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

•	During the second quarter of 2016, the Company repaid its Second Lien Term Loan and recognized a loss on extinguishment of debt of $1.6 million. See Note 8 - Debt.

•
On August 31, 2015, the Company completed the sale of its education seminars business, CCE. Since the disposal did not represent a strategic shift that will have a major effect on the Company's operations and financial results, it was not reflected as discontinued operations. The transaction resulted in a pre-tax loss of $2.2 million, and an after-tax gain on the sale of CCE of $1.3 million. See Note 4 - Disposals and Discontinued Operations.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

18. Quarterly Financial Data (Unaudited) (continued)

•
In 2016, the Company recorded acquisition-related contingent consideration expense primarily related to the Mediscan acquisition, recording $0.3 million in the first quarter, $0.2 million in the second and third quarters, and $0.1 million in the fourth quarter. There were no similar costs recorded in 2015. See Note 3 - Acquisitions and Note 10 - Fair Value Measurements.

•
In the third and fourth quarters of 2016, the Company recorded restructuring costs of $0.6 million and $0.2 million, respectively, primarily related to the centralization of corporate functions. In the second, third, and fourth quarters of 2015, the Company recorded restructuring costs of $1.0 million, $0.2 million, and $0.1 million, respectively. See Note 2 - Summary of Significant Accounting Policies.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	Balance at Beginning of Period	Charged to Operations		Write-Offs	Recoveries	Other Changes		Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2016	$4,045	$4,034		$(5,149)	$315	$—		$3,245
Year Ended December 31, 2015	$1,425	$2,414		$(923)	$1,129	$—		$4,045
Year Ended December 31, 2014	$1,651	$1,016		$(1,257)	$15	$—		$1,425

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2016	$55,336	$(8,894)		$—	$—	$12		$46,454
Year Ended December 31, 2015	$63,616	$(7,518)	(a)	$—	$—	$(762)	(b)	$55,336
Year Ended December 31, 2014	$52,001	$12,038		$—	$—	$(423)	(c)	$63,616
________________

(a)	Includes a reversal of valuation allowance related to CCE.

(b)	Valuation allowance on deferred tax asset related to share-based compensation.

(c)	Related to foreign valuation allowance adjustment.

II- 1