Form 10-Q
period 2017-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2017-05-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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
5201 Congress Avenue, Suite 100B
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
Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,433,655 shares of Common Stock, par value $0.0001 per share, as of April 30, 2017.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

MARCH 31, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,401	$20,630
Accounts receivable, net of allowances of $3,473 in 2017 and $3,245 in 2016	161,765	173,620
Prepaid expenses	5,727	6,126
Insurance recovery receivable	3,386	3,037
Other current assets	1,857	2,198
Total current assets	186,136	205,611
Property and equipment, net of accumulated depreciation of $44,178 in 2017 and $43,141 in 2016	12,779	12,818
Goodwill	79,648	79,648
Trade names, indefinite-lived	35,402	35,402
Other intangible assets, net	35,762	36,835
Other non-current assets	18,668	18,064
Total assets	$368,395	$388,378

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$46,606	$58,837
Accrued compensation and benefits	28,745	33,243
Other current liabilities	4,546	5,012
Total current liabilities	79,897	97,092
Long-term debt and capital lease obligations, less current portion	36,169	84,760
Non-current deferred tax liabilities	13,751	13,154
Long-term accrued claims	29,512	28,870
Contingent consideration	5,571	5,301
Other long-term liabilities	7,601	7,399
Total liabilities	172,501	236,576

Commitments and contingencies

Stockholders' equity:
Common stock	4	3
Additional paid-in capital	303,115	256,570
Accumulated other comprehensive loss	(1,207)	(1,241)
Accumulated deficit	(106,634)	(104,089)
Total Cross Country Healthcare, Inc. stockholders' equity	195,278	151,243
Noncontrolling interest	616	559
Total stockholders' equity	195,894	151,802
Total liabilities and stockholders' equity	$368,395	$388,378

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenue from services	$207,573	$196,583
Cost of services	154,298	145,537
Gross profit	53,275	51,046
Operating expenses:
Selling, general and administrative expenses	47,236	42,933
Bad debt expense	323	249
Depreciation and amortization	2,191	2,412
Acquisition-related contingent consideration	270	287
Total operating expenses	50,020	45,881
Income from operations	3,255	5,165
Other expenses (income):
Interest expense	1,219	1,635
Gain on derivative liability	(1,581)	(16,436)
Loss on early extinguishment of debt	4,969	—
Other income, net	—	(17)
(Loss) income before income taxes	(1,352)	19,983
Income tax expense	366	797
Consolidated net (loss) income	(1,718)	19,186
Less: Net income attributable to noncontrolling interest in subsidiary	292	164
Net (loss) income attributable to common shareholders	$(2,010)	$19,022

Net (loss) income per share attributable to common shareholders - Basic	$(0.06)	$0.60

Net (loss) income per share attributable to common shareholders - Diluted	$(0.08)	$0.09

Weighted average common shares outstanding:
Basic	32,872	31,956
Diluted	36,480	36,180

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Consolidated net (loss) income	$(1,718)	$19,186

Other comprehensive income (loss), before income tax:
Unrealized foreign currency translation gain (loss)	34	(7)
Other comprehensive income (loss), net of tax	34	(7)
Comprehensive (loss) income	(1,684)	19,179
Less: Net income attributable to noncontrolling interest in subsidiary	292	164
Comprehensive (loss) income attributable to common shareholders	$(1,976)	$19,015

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Consolidated net (loss) income	$(1,718)	$19,186
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,191	2,412
Amortization of debt discount and debt issuance costs	354	470
Provision for allowances	1,038	798
Deferred income tax expense	597	471
Gain on derivative liability	(1,581)	(16,436)
Acquisition-related contingent consideration	270	287
Loss on early extinguishment of debt	4,969	—
Equity compensation	737	648
Other non-cash costs	11	—
Changes in operating assets and liabilities:
Accounts receivable	10,817	2,500
Prepaid expenses and other assets	(264)	(105)
Accounts payable and accrued expenses	(16,087)	(6,068)
Other liabilities	76	(1,599)
Net cash provided by operating activities	1,410	2,564

Cash flows from investing activities
Acquisition-related settlements - Mediscan	—	277
Purchases of property and equipment	(1,090)	(982)
Net cash used in investing activities	(1,090)	(705)

Cash flows from financing activities
Repayments of debt	(6,005)	(59,227)
Borrowings on debt	—	57,200
Extinguishment fees	(578)	—
Other	(1,000)	(403)
Net cash used in financing activities	(7,583)	(2,430)

Effect of exchange rate changes on cash	34	(6)

Change in cash and cash equivalents	(7,229)	(577)
Cash and cash equivalents at beginning of period	20,630	2,453
Cash and cash equivalents at end of period	$13,401	$1,876

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the December 31, 2016 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. This update intended to reduce the diversity that has resulted from the lack of consistent principles on this topic by adding or clarifying guidance on eight cash flow issues, including: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt this standard in its first quarter of 2017, applying the guidance retrospectively with no material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The Company adopted this guidance in the first quarter of 2017. ASU 2016-09 eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Required method of adoption is modified retrospective transition method. Upon adoption, previously unrecognized excess tax benefits of $1.3 million had no impact on the Company's accumulated deficit balance as the related deferred tax assets were fully offset by a valuation allowance. ASU 2016-09 also requires excess tax benefits and deficiencies to be recognized prospectively in the provision for income taxes rather than additional paid-in capital. As a result of the adoption, the Company's provision for income taxes was not impacted due to its full valuation allowance. Additionally, as permitted by the ASU, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. As a result, the Company recorded a cumulative-effect adjustment of $0.5 million to accumulated deficit and lower share-based compensation expense of $0.1 million compared to the amount of expense that would have been recorded for its first quarter of 2017. Under ASU 2016-09, the threshold for awards to qualify for equity treatment permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Prior to the adoption of ASU 2016-09, the Company did not allow an award to be partially settled in cash in excess of the minimum statutory withholding requirements. Subsequent to the adoption of the standard, the Company will allow awards to be partially settled at the maximum applicable statutory rates. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, to clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. The Company adopted this guidance in the first quarter of 2017. The adoption of this guidance had no impact on the Company's results of operations.

3.    ACQUISITIONS

US Resources Healthcare

On December 1, 2016, the Company completed the acquisition of a recruitment process outsourcing business, US Resources Healthcare, LLC (USR). This acquisition expands the Company's workforce solutions offerings to deliver financial and operating efficiencies through labor optimization services while enhancing the quality of care.

The acquisition was deemed immaterial and has been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method of accounting. USR's results of operations are included in the consolidated statements of operations from December 1, 2016 and have been included in the Company's Nurse and Allied Staffing business segment. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Fair Value Measurements.

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan) for a purchase price of $29.9 million in cash ($28.0 million plus working capital estimate) and $4.7 million in shares (or 349,871 shares) of the Company's Common Stock, subject to a net working capital adjustment. The shares of Common Stock issued in connection with the acquisition were subject to a lockup period, which ended April 30, 2016. In the first quarter of 2016, the net working capital adjustment was settled consistent with the receivable balance as of December 31, 2015. An amount of $5.0 million of the purchase price was held in escrow to cover any post-closing liabilities, which was released to the seller on May 3, 2017.

The agreement also specified that the sellers were eligible to receive additional purchase price consideration of $7.0 million, with $3.5 million per year based on attainment of specific performance criteria in 2016 and 2017. As of December 31, 2016, the Company determined that the first year earnout was not achieved for 2016 and as a result, only $3.5 million remains as a potential earnout for 2017. As of March 31, 2017, the fair value of the remaining obligation was estimated at $0.8 million.

In connection with the Mediscan acquisition, the Company also assumed additional contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. Payments related to the 2016 through 2018 years are limited to $0.3 million per year and 2019 is uncapped. During the three months ended March 31, 2017, the Company paid $0.1 million. As of March 31, 2017, the fair value of the remaining obligations on an undiscounted basis was estimated at $3.6 million.

As of March 31, 2017, a total of $4.4 million was estimated as the fair value of these contingent consideration payments and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 9 - Fair Value Measurements.

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

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.2 million at both March 31, 2017 and December 31, 2016.

There was no income tax impact related to foreign currency translation adjustments for the three month periods ended March 31, 2017 and March 31, 2016.

5.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2017	2016
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common shareholders - Basic	$(2,010)	$19,022
Interest on Convertible Notes	694	838
Gain on derivative liability	(1,581)	(16,436)
Net (loss) income attributable to common shareholders - Diluted	$(2,897)	$3,424

Denominator:
Weighted average common shares - Basic	32,872	31,956
Effective of diluted shares:
Share-based awards	674	703
Convertible Notes	2,934	3,521
Weighted average common shares - Diluted	36,480	36,180

Net (loss) income per share attributable to common shareholders - Basic	$(0.06)	$0.60

Net (loss) income per share attributable to common shareholders - Diluted	$(0.08)	$0.09

For the periods presented, no tax benefits have been assumed in the weighted average share calculation due to a full valuation allowance on the Company's deferred tax assets.

The Convertible Notes were repaid in full on March 17, 2017. Applying the if-converted method, 2,934,271 shares (the weighted average shares outstanding through March 17, 2017) were included in diluted weighted average shares for the three months ended March 31, 2017 because their effect was dilutive.

6.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

As of March 31, 2017 and December 31, 2016, the Company had the following acquired intangible assets:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$31,609	$16,655	$14,954	$31,609	$16,147	$15,462
Customer relationships	41,724	23,793	17,931	41,724	23,316	18,408
Non-compete agreements	3,619	3,537	82	3,619	3,527	92
Trade names, definite-lived	3,216	421	2,795	3,216	343	2,873
Other intangible assets, net	$80,168	$44,406	$35,762	$80,168	$43,333	$36,835

Intangible assets not subject to amortization:
Trade names			35,402			35,402
			$71,164			$72,237

As of March 31, 2017, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2017	$3,175
2018	4,148
2019	4,111
2020	4,007
2021	3,799
Thereafter	16,522
$35,762

The March 31, 2017 and December 31, 2016 carrying amount of goodwill by segment is as follows:

	March 31, 2017	December 31, 2016
	(amounts in thousands)
Nurse and Allied Staffing	$44,545	$44,545
Physician Staffing	25,685	25,685
Other Human Capital Management Services	9,418	9,418
Goodwill	$79,648	$79,648

During the three months ended March 31, 2017 and 2016, the Company noted no indicators at any of its reporting units that warranted impairment testing.

7.    DEBT

At March 31, 2017 and December 31, 2016, long-term debt consists of the following:

	March 31, 2017		December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 2.78%	$38,500	$(339)	$39,500	$(363)
Convertible Notes, fixed rate interest of 8.00%	—	—	25,000	(4,669)
Convertible Notes derivative liability	—	—	27,532	—
Capital lease obligations	18	—	23	—
Total debt	38,518	(339)	92,055	(5,032)
Less current portion	(2,010)	—	(2,263)	—
Long-term debt	$36,508	$(339)	$89,792	$(5,032)

As of March 31, 2017, the aggregate scheduled maturities of debt are as follows:

	Term Loan	Capital Leases
	(amounts in thousands)
Through Years Ending December 31:
2017	$1,250	$8
2018	3,750	8
2019	3,500	2
2020	4,000	—
2021	26,000	—
Total	$38,500	$18
Convertible Notes

The Company and certain of its domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders) on June 30, 2014. Pursuant to the Note Purchase Agreement, the Company sold to the Noteholders an aggregate of $25.0 million of convertible senior notes (the Convertible Notes). On March 17, 2017, the Company repaid in full the Convertible Notes. In connection with the repayment, the Company issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock, par value $0.0001, and cash in the aggregate amount of $5.6 million (of which $5.0 million is included in repayment of debt and $0.6 million is presented as extinguishment fees, both within financing activities on the condensed consolidated statements of cash flows). Upon derecognition of the net carrying amounts of the Convertible Notes (the remaining $20.0 million after the $5.0 million cash payment) and derivative liability ($26.0 million), the Company recognized a non-cash charge of $5.0 million as loss on early extinguishment and a non-cash addition to additional paid-in capital of $46.0 million for the fair value of the shares, which is not presented on the condensed consolidated statements of cash flows. The loss on early extinguishment of debt includes the write-off of unamortized loan fees and remaining interest due through the Forced Conversion date (defined below) of June 30, 2017.

The Convertible Notes were convertible at the option of the holders thereof at any time into shares of the Company’s common stock, par value $0.0001 per share (Common Stock), at a conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company had the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeded 125% of the then conversion price for 20 days of a 30 day trading period (Forced Conversion date).

The Convertible Notes bore interest at a rate of 8.00% per annum, payable in quarterly cash installments. The Convertible Notes would have matured on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, the Company was not permitted to redeem the Convertible Notes until June 30, 2017. If the Company redeemed the Convertible Notes on or after June 30, 2017, the Company was required to pay a premium of 15% of the amount of principal of the Convertible Notes redeemed.

2016 Senior Credit Facilities

The Company has a senior credit agreement (Credit Agreement), entered into on June 22, 2016, which provides a term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the Senior Credit Facilities) both of which mature on June 22, 2021. The Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit.  The Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility or establish one or more additional term loans in an aggregate amount of up to $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. The Term Loan is payable in quarterly installments, with the first payment made September 30, 2016, and each such installment being in the aggregate principal amount (subject to adjustment as a result of prepayments) equal to 1.25% of the principal amount for the first four installments, 1.875% for the next eight installments and 2.50% of the principal amount for the remaining installments. The Revolving Credit Facility can be used to provide ongoing working capital, fund permitted acquisitions and for other general corporate purposes of the Company and its subsidiaries.
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

As of March 31, 2017, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 200 basis points. The interest rate is subject to an increase of 200 basis points if an event of default exists under the Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, based on the Applicable Margin which was 0.30% as of March 31, 2017.

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

The Credit Agreement also includes two financial covenants: (i) limiting a maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending September 30, 2016 through June 30, 2017, 3.25:1.00 for the fiscal quarters ending September 30, 2017 through June 30, 2018, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of March 31, 2017, the Company was in compliance with the financial covenants and other covenants contained in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries. The obligations under the Credit Agreement are secured by a first-priority security interest in the Collateral (as defined therein).
As of March 31, 2017, the Company had $22.1 million letters of credit outstanding and $77.9 million available under the Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

8.    CONVERTIBLE NOTES DERIVATIVE LIABILITY

On March 17, 2017, the Company paid in full its Convertible Notes and, as a result, wrote off the derivative liability. See Note 7 - Debt. The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued Convertible Notes with features that were either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the Accounting for Derivative Financial Instruments and Hedging Activities Topic of the FASB ASC, in certain instances, these instruments were required to be carried as derivative liabilities, at fair value, in the financial statements.

The Convertible Notes were subject to anti-dilution adjustments that allowed for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issued equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the then current conversion price. In addition, the Convertible Notes allowed the issuer to exercise optional redemption features and the holder to exercise an offer to purchase feature, under certain conditions. The Company accounted for the conversion option in accordance with the Accounting for Derivative Financial Instruments and Hedging Activities Topic. Since this conversion feature is not considered to be solely indexed to the Company’s own stock the derivative was recorded as a liability in the line item long-term debt on the Company's condensed consolidated balance sheets.

The Company’s Convertible Notes derivative liability was measured at fair value using a trinomial lattice model. The optional redemption features, along with the offer to purchase features were incorporated into the valuation model. Inputs into the model required estimates, including such items as estimated volatility of the Company's stock, estimated credit risk of the Company, estimated probabilities of change of control and issuance of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contained an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The fair value of the derivative liability was primarily determined by fluctuations in our stock price. In addition, changes in our credit risk profile impacted the fair value determination. These fluctuations resulted in a current period gain or loss that was presented on the condensed consolidated statements of operations as (gain) loss on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: deferred compensation liability included in other long-term liabilities, Convertible Notes derivative liability included in long-term debt and capital lease obligations, and contingent consideration liabilities included in other current liabilities and contingent consideration on the condensed consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liability is measured using publicly available indices that define the liability amounts, as per the plan documents.

Convertible Notes derivative liability—The Company utilized Level 3 inputs to value its Convertible Notes derivative liability. See Note 7 - Debt and Note 8 - Convertible Notes derivative liability.

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan and USR are contingent upon meeting certain performance requirements through 2019. See Note 3 - Acquisitions. The long-term portion of these liabilities is included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. The USR contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones.

The fair value of contingent consideration and the associated liabilities will be adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value and related accretion reflected as acquisition-related contingent consideration on the condensed consolidated statements of operations. Significant increases (decreases) in the volatility or in any of the probabilities of success, or decreases (increases) in the discount rate would result in a significantly higher (lower) fair value, respectively, and commensurate changes to these liabilities.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of March 31, 2017 and December 31, 2016:

Fair Value Measurements

	March 31, 2017	December 31, 2016
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,213	$1,472
(Level 3)
Convertible Notes derivative liability	$—	$27,532
Contingent consideration liabilities	$5,773	$5,603

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Consideration	Convertible Notes
	Liabilities (a)	Derivative Liability
	(amounts in thousands)
December 31, 2016	$5,603	$27,532
Settlements	(100)	(25,951)
Accretion expense	270	—
Valuation gain for the period	—	(1,581)
March 31, 2017	$5,773	$—
_______________

(a)
Related to the Mediscan acquisition on October 30, 2015 and the USR acquisition on December 1, 2016. See Note 3 - Acquisitions. Valuation gain and accretion expense is included as acquisition-related contingent consideration on the condensed consolidated statements of operations.

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During the three months ended March 31, 2017 and December 31, 2016, no impairment charges were deemed necessary.

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

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$38,161	$39,300	$39,137	$41,500
Convertible Notes, net	$—	$—	$20,331	$27,250

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

Stock Repurchase Program

During the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of March 31, 2017, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $2.5 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its Credit Agreement. At March 31, 2017, the Company had 35,596,380 shares of Common Stock outstanding.

Share-Based Payments

During the three months ended March 31, 2017, 244,205 of restricted stock awards and 181,067 of performance stock awards were granted under the 2014 Omnibus Incentive Plan (2014 Plan) to the Company's management team. Pursuant to the 2014 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. If the minimum level of performance is attained for the 2017 awards, restricted stock will be issued with a vesting date of March 31, 2020, subject to the employee’s continuing employment.

During the first quarter of 2017, the Company's Compensation Committee of the Board of Directors approved a 48% level of attainment for the 2016 performance-based share awards, resulting in the issuance of 86,784 performance shares that will vest on December 31, 2018.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the three months ended March 31, 2017:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2017	532,294	$9.98	332,092	$11.73
Granted	244,205	$14.21	181,067	$14.36
Vested	(122,061)	$10.83	—	$—
Forfeited	(25,838)	$9.39	(112,434)	$11.65
Unvested restricted stock awards, March 31, 2017	628,600	$11.48	400,725	$12.94

During the three months ended March 31, 2017, $0.7 million was included in selling, general and administrative expenses related to share-based payments, and a net of 74,878 shares of Common Stock were issued upon the vesting of restricted stock.

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

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the U.S. The results of the Mediscan and USR acquisitions have been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 3 - Acquisitions.

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

●
Other Human Capital Management Services – Other Human Capital Management Services includes retained and contingent search services for physicians, healthcare executives and other healthcare professionals within the U.S.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation, amortization, loss on sale of business, acquisition and integration costs, acquisition-related contingent consideration, restructuring costs, impairment charges, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$183,108	$168,765
Physician Staffing	21,464	24,453
Other Human Capital Management Services	3,001	3,365
	$207,573	$196,583

Contribution income:
Nurse and Allied Staffing	$15,622	$16,790
Physician Staffing	820	1,553
Other Human Capital Management Services	(440)	(111)
	16,002	18,232

Unallocated corporate overhead	10,286	10,368
Depreciation and amortization	2,191	2,412
Acquisition-related contingent consideration	270	287
Income from operations	$3,255	$5,165

12.    COMMITMENTS AND CONTINGENCIES

Contingencies:

Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities as of March 31, 2017 and December 31, 2016, on its condensed consolidated balance sheets.

13.	INCOME TAXES

For the periods ended March 31, 2017 and 2016, the Company has calculated its effective tax rate based on year-to-date results as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was (27.1)% and 4.0%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was (53.8)% and 3.9%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses, and international and state taxes.

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

As of March 31, 2017, the Company had approximately $1.0 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($5.2 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the three months ended March 31, 2017, the Company had gross increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax issues.

The tax years of 2004, 2005, 2008, and 2010 through 2016 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

14.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $1.7 million and $1.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Accounts receivable due from these hospitals at March 31, 2017 and December 31, 2016 were approximately $0.8 million and $1.0 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $4.2 million and $3.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Company had a receivable balance of $1.0 million and $1.5 million, respectively, and a payable balance of $0.3 million and $0.2 million, respectively.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million in rent expense for these premises for the three months ended March 31, 2017 and March 31, 2016, respectively.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity would perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to early adopt this standard in 2017 in the first quarter in which an impairment test is performed, and does not expect this guidance to have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company expects the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of our forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations. See Note 12 - Commitments and Contingencies to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These updates are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company established a cross-functional implementation team consisting of representatives from across all of its business segments. Management is in the process of reviewing its contract portfolio and its existing accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its contracts. Management expects this assessment will continue throughout the first half of 2017. Once this phase has been completed, if applicable, management intends to implement appropriate changes to its business processes, systems and controls to support the recognition and disclosure under the new standard. The Company is continuing to assess which transition method it will use to adopt this accounting standard and expects a full assessment by the fourth quarter of 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Cross Country Healthcare, Inc. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2016.

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through our vast network of 74 office locations throughout the U.S. Our services include placing clinicians on travel and per diem assignments, local short-term contracts and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, recruitment process outsourcing (RPO) and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 88% of our total revenue in the first quarter of 2017. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. The results of our Mediscan and US Resources Healthcare, LLC (USR) acquisitions have been aggregated with our Nurse and Allied Staffing business segment. See Note 3 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 10% of our total revenue in the first quarter of 2017. Physician Staffing provides physicians in many specialties, certified registered nurse anesthetists, nurse practitioners and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue in the first quarter of 2017. OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the U.S.

Summary of Operations

For the quarter ended March 31, 2017, revenue from services grew 6% to $207.6 million, due to growth in volume and improved pricing. Revenue growth of 8% in Nurse and Allied Staffing was partially offset by lower revenue from our Physician Staffing and OHCMS businesses. Net loss attributable to common shareholders was $2.0 million, or $0.08 per diluted share. The consolidated net loss includes a loss on early extinguishment of debt of $5.0 million, partially offset by an unrealized gain on derivative liability of $1.6 million.

For the three months ended March 31, 2017, we generated cash flow from operations of $1.4 million. On March 17, 2017, the Company repaid in full its Convertible Notes. In connection with the repayment, the Company issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock and cash in the aggregate amount of $5.6 million, resulting in a $5.0 million loss on early extinguishment of debt. As of March 31, 2017, we had $13.4 million of cash and cash equivalents and $38.2 million of total debt. There were no borrowings drawn on our $100.0 million revolving credit facility, and $22.1 million of letters of credit outstanding, leaving $77.9 million available for borrowing. See Note 7 - Debt to our condensed consolidated financial statements.

See Results from Operations, Segments Results and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of FTEs, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, gross profit margins, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

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

	Three Months Ended
	March 31,
	2017	2016
Revenue from services	100.0%	100.0%
Cost of services	74.3	74.0
Gross profit	25.7	26.0
Selling, general and administrative expenses	22.8	21.9
Bad debt expense	0.2	0.1
Depreciation and amortization	1.0	1.2
Acquisition-related contingent consideration	0.1	0.1
Income from operations	1.6	2.7
Interest expense	0.6	0.8
Gain on derivative liability	(0.7)	(8.3)
Loss on early extinguishment of debt	2.4	—
(Loss) income before income taxes	(0.7)	10.2
Income tax expense	0.2	0.4
Consolidated net (loss) income	(0.9)	9.8
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.1
Net (loss) income attributable to common shareholders	(1.0)%	9.7%

Comparison of Results for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2017	2016	$	%
	(Dollars in thousands)
Revenue from services	$207,573	$196,583	$10,990	5.6%
Costs of services	154,298	145,537	8,761	6.0%
Gross profit	53,275	51,046	2,229	4.4%
Selling, general and administrative expenses	47,236	42,933	4,303	10.0%
Bad debt expense	323	249	74	29.7%
Depreciation and amortization	2,191	2,412	(221)	(9.2)%
Acquisition-related contingent consideration	270	287	(17)	(5.9)%
Income from operations	3,255	5,165	(1,910)	(37.0)%
Interest expense	1,219	1,635	(416)	(25.4)%
Gain on derivative liability	(1,581)	(16,436)	14,855	90.4%
Loss on early extinguishment of debt	4,969	—	4,969	100.0%
Other income, net	—	(17)	17	100.0%
(Loss) income before income taxes	(1,352)	19,983	(21,335)	(106.8)%
Income tax expense	366	797	(431)	(54.1)%
Consolidated net (loss) income	(1,718)	19,186	(20,904)	(109.0)%
Less: Net income attributable to noncontrolling interest in subsidiary	292	164	128	78.0%
Net (loss) income attributable to common shareholders	$(2,010)	$19,022	$(21,032)	(110.6)%

Revenue from services

Revenue from services increased 5.6%, to $207.6 million for the three months ended March 31, 2017, as compared to $196.6 million for the three months ended March 31, 2016. The increase was entirely from Nurse and Allied Staffing, partially offset by lower revenue from Physician Staffing and OHCMS. See further discussion in Segment Results.

Gross profit

Gross profit increased 4.4% to $53.3 million for the three months ended March 31, 2017, as compared to $51.0 million for the three months ended March 31, 2016, with gross margins of 25.7% and 26.0%, respectively. The decrease in consolidated gross margin was primarily due to higher compensation costs for healthcare professionals at certain large accounts.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 10.0%, to $47.2 million for the three months ended March 31, 2017, as compared to $42.9 million for the three months ended March 31, 2016. The increase was primarily due to investments in revenue producing headcount and higher marketing costs for candidate attraction. As a percentage of total revenue, selling, general and administrative expenses were 22.8% and 21.9%, for the three months ended March 31, 2017 and March 31, 2016, respectively.

Depreciation and amortization expense

Depreciation and amortization expense totaled $2.2 million for the three months ended March 31, 2017 and $2.4 million for the three months ended March 31, 2016. The decrease is primarily due to lower amortization of other intangible assets related to a second quarter 2016 impairment charge to customer relationships of our Physician Staffing business. As a percentage of revenue, depreciation and amortization expense was 1.0% and 1.2% for the three months ended March 31, 2017 and 2016, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.3 million for both of the three month periods ended March 31, 2017 and March 31, 2016 and was related to our acquisitions of Mediscan and USR. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Interest expense

Interest expense totaled $1.2 million and $1.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively. We refinanced our debt structure late in the second quarter of 2016, which resulted in lower overall borrowing costs. In addition, we settled our 8% fixed rate Convertible Notes on March 17, 2017. The effective interest rate on our borrowings was 7.1% for the three month period ended March 31, 2017 compared to 9.3% for the three months ended March 31, 2016.

Gain on derivative liability

We incurred a gain on derivative liability of $1.6 million and $16.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively, related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarters. The gains in both periods primarily resulted from decreases in our share price for the respective periods. See Note 7 - Debt and Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt relates to the early settlement of our Convertible Notes and was $5.0 million for the three months ended March 31, 2017. See Note 7 - Debt.

Income tax expense

Income tax expense from continuing operations totaled $0.4 million for the three months ended March 31, 2017, compared to $0.8 million for the three months ended March 31, 2016. Income tax for the quarter is primarily related to the impact from amortization of indefinite-lived intangible assets for tax purposes, and partly offset by a discrete tax benefit.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$183,108	$168,765
Physician Staffing	21,464	24,453
Other Human Capital Management Services	3,001	3,365
	$207,573	$196,583

Contribution income:
Nurse and Allied Staffing	$15,622	$16,790
Physician Staffing	820	1,553
Other Human Capital Management Services	(440)	(111)
	16,002	18,232

Unallocated corporate overhead	10,286	10,368
Depreciation and amortization	2,191	2,412
Acquisition-related contingent consideration	270	287
Income from operations	$3,255	$5,165

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2017	2016	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,204	6,817	387	5.7%
Average Nurse and Allied Staffing revenue per FTE per day	$282	$272	10	3.7%

Physician Staffing statistical data: (a)
Days filled	15,036	16,842	(1,806)	(10.7)%
Revenue per day filled	$1,592	$1,521	71	4.7%

(a)	See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

See Note 11 - Segment Data.

Segment Comparison - Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $14.3 million, or 8.5%, to $183.1 million for the three months ended March 31, 2017, as compared to $168.8 million for the three months ended March 31, 2016. The year-over-year increase was due to growth in volume and improved pricing.

Contribution income from Nurse and Allied Staffing decreased $1.2 million or 7.0%, to $15.6 million for the three months ended March 31, 2017, as compared to $16.8 million for the three months ended March 31, 2016. As a percentage of segment revenue, contribution income was 8.5% for the three months ended March 31, 2017, compared to 9.9% for the three months ended March 31, 2016. The decrease is primarily attributable to higher compensation packages provided to our field staff and increased investments in revenue producing headcount and marketing spend to support recent contract wins.

Operating Metrics
The average number of Nurse and Allied Staffing FTEs on contract during the three months ended March 31, 2017 increased 5.7% from the three months ended March 31, 2016. The average Nurse and Allied Staffing revenue per FTE per day increased 3.7%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $3.0 million, or 12.2%, to $21.5 million for the three months ended March 31, 2017, as compared to $24.5 million for the three months ended March 31, 2016. The decrease in revenue was entirely due to lower volume of days filled.

Contribution income from Physician Staffing decreased $0.7 million or 47.2%, to $0.8 million for the three months ended March 31, 2017, as compared to $1.6 million for the three months ended March 31, 2016. As a percentage of segment revenue, contribution income was 3.8% for the three months ended March 31, 2017 and 6.4% for the three months ended March 31, 2016.

Operating Metrics
Physician Staffing days filled decreased 10.7%, to 15,036 days in the three months ended March 31, 2017, as compared to 16,842 days in the three months ended March 31, 2016. Revenue per day filled for the three months ended March 31, 2017 was $1,592, up 4.7% over the prior year.

Other Human Capital Management Services

Revenue from OHCMS decreased $0.4 million, or 10.8%, to $3.0 million for the three months ended March 31, 2017, as compared to $3.4 million for the three months ended March 31, 2016. The decrease in revenue was primarily due to a lower level of executive placements made in the first quarter of 2017.

Contribution loss from OHCMS was $0.4 million for the three months ended March 31, 2017, as compared to $0.1 million for the three months ended March 31, 2016. The decrease was primarily due to the lower revenue.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $10.3 million for the three months ended March 31, 2017 compared to $10.4 million for the three months ended March 31, 2016. As a percentage of consolidated revenue, unallocated corporate overhead was 5.0% for the three months ended March 31, 2017 and 5.3% for the three months ended March 31, 2016.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2017, we had $13.4 million in cash and cash equivalents and $38.2 million of total debt. Working capital decreased to $106.2 million as of March 31, 2017 from $108.5 million as of December 31, 2016. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, increased 3 days to 58 days as of March 31, 2017, compared to 55 days as of December 31, 2016.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our Credit Agreement. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $1.4 million in the three months ended March 31, 2017 compared to $2.6 million in the three months ended March 31, 2016, primarily due to a decrease in net working capital in the three months ended March 31, 2017.

Net cash used in investing activities was $1.1 million in the three months ended March 31, 2017, compared to $0.7 million in the three months ended March 31, 2016, primarily for capital expenditures in both periods.

Net cash used in financing activities during the three months ended March 31, 2017 was $7.6 million, compared to $2.4 million during the three months ended March 31, 2016, primarily due to the repayments of debt in both periods. During the three months ended March 31, 2017, we settled our Convertible Notes with a partial cash payment of $5.0 million and paid $0.6 million in related extinguishment fees. We also reduced the principal amount of our term debt by $1.0 million. During the three months ended March 31, 2016, we repaid total debt, net of borrowings, of $2.0 million.

Debt

2016 Senior Credit Facilities

As more fully described in Note 7 - Debt to our condensed consolidated financial statements, as of March 31, 2017, our debt includes a senior credit agreement (Credit Agreement), which provides a term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the Senior Credit Facilities) both of which mature in five years. The Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit.

As of March 31, 2017, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 200 basis points and $77.9 million was available under the Revolving Credit Facility.

Convertible Notes

On March 17, 2017, we repaid in full our fixed rate 8% Convertible Notes. The Convertible Notes, had an aggregate principal amount of $25.0 million, and were convertible into shares of our Common Stock, at a conversion price of $7.10 per share. As a result of the early repayment, we recognized $5.0 million as loss on early extinguishment of debt.

At inception of the notes, and at the time of the payoff, the conversion price of $7.10 was below the market price. The initial agreement allowed us to force conversion of the Notes only after three years, beginning July 1, 2017, and if the VWAP exceeded 125% of the Conversion Price for 20 days of a 30 day trading period (the threshold was $8.88, which we were well above). As such, we and the Noteholders agreed to an early settlement at fair value based on the stock price. In connection with the repayment, we issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock and cash in the aggregate amount of $5.6 million. See Note 7 - Debt.

Stockholders’ Equity

See Note 10 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of March 31, 2017:

Commitments	Total	2017	2018	2019	2020	2021	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$38,500	$1,250	$3,750	$3,500	$4,000	$26,000	$—
Interest on debt (b)	7,301	1,148	2,085	1,715	1,602	751	—
Contingent consideration (c)	8,862	179	1,867	1,070	5,746	—	—
Capital lease obligations	18	8	8	2	—	—	—
Operating lease obligations (d)	37,968	5,415	6,351	4,933	4,209	3,867	13,193
	$92,649	$8,000	$14,061	$11,220	$15,557	$30,618	$13,193
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

(b)	Interest on debt represents payments due through maturity for our Term Loan, calculated using the March 31, 2017 applicable LIBOR and margin rate totaling 2.8%.

(c)
The contingent consideration represents the estimated payments due to the sellers related to the Mediscan and USR acquisitions, including accretion. While it is not certain if, or when, these contingent payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

(d)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.

Recent Accounting Pronouncements

See Note 15 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facilities. During the three months ended March 31, 2017 or 2016, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our current credit agreement charges us interest at a rate of LIBOR plus a leverage-based margin. See Note 7 - Debt to our condensed consolidated financial statements for further information.

Other Risks

Aside from settlement of our Convertible Notes as described in Note 7 - Debt to our condensed consolidated financial statements, there have been no material changes to our other exposures as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2016.

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
2016.

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 5, 2017	By:	/s/ William J. Burns
William J. Burns EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith