Form 10-Q
period 2017-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2017-08-04
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,494,303 shares of Common Stock, par value $0.0001 per share, as of July 31, 2017.

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

June 30, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,936	$20,630
Accounts receivable, net of allowances of $3,280 in 2017 and $3,245 in 2016	155,903	173,620
Prepaid expenses	6,230	6,126
Insurance recovery receivable	3,197	3,037
Other current assets	1,249	2,198
Total current assets	200,515	205,611
Property and equipment, net of accumulated depreciation of $45,364 in 2017 and $43,141 in 2016	13,862	12,818
Goodwill	79,648	79,648
Trade names, indefinite-lived	35,402	35,402
Other intangible assets, net	34,690	36,835
Other non-current assets	18,373	18,064
Total assets	$382,490	$388,378

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$52,435	$58,837
Accrued compensation and benefits	31,073	33,243
Other current liabilities	6,097	5,012
Total current liabilities	89,605	97,092
Long-term debt and capital lease obligations, less current portion	35,344	84,760
Non-current deferred tax liabilities	14,353	13,154
Long-term accrued claims	29,066	28,870
Contingent consideration	4,390	5,301
Other long-term liabilities	8,084	7,399
Total liabilities	180,842	236,576

Commitments and contingencies

Stockholders' equity:
Common stock	4	3
Additional paid-in capital	303,917	256,570
Accumulated other comprehensive loss	(1,183)	(1,241)
Accumulated deficit	(101,784)	(104,089)
Total Cross Country Healthcare, Inc. stockholders' equity	200,954	151,243
Noncontrolling interest	694	559
Total stockholders' equity	201,648	151,802
Total liabilities and stockholders' equity	$382,490	$388,378

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue from services	$209,313	$199,443	$416,886	$396,026
Cost of services	152,785	144,597	307,083	290,134
Gross profit	56,528	54,846	109,803	105,892
Operating expenses:
Selling, general and administrative expenses	46,600	44,675	93,836	87,608
Bad debt expense	326	228	649	477
Depreciation and amortization	2,285	2,465	4,476	4,877
Acquisition-related contingent consideration	281	183	551	470
Acquisition and integration costs	587	—	587	—
Impairment charges	—	24,311	—	24,311
Total operating expenses	50,079	71,862	100,099	117,743
Income (loss) from operations	6,449	(17,016)	9,704	(11,851)
Other expenses (income):
Interest expense	535	1,608	1,754	3,243
Loss (gain) on derivative liability	—	3,571	(1,581)	(12,865)
Loss on early extinguishment of debt	—	1,568	4,969	1,568
Other income, net	(59)	(34)	(59)	(51)
Income (loss) before income taxes	5,973	(23,729)	4,621	(3,746)
Income tax expense (benefit)	753	(6,634)	1,119	(5,837)
Consolidated net income (loss)	5,220	(17,095)	3,502	2,091
Less: Net income attributable to noncontrolling interest in subsidiary	370	142	662	306
Net income (loss) attributable to common shareholders	$4,850	$(17,237)	$2,840	$1,785

Net income (loss) per share attributable to common shareholders - Basic	$0.14	$(0.54)	$0.08	$0.06

Net income (loss) per share attributable to common shareholders - Diluted	$0.13	$(0.54)	$0.05	$(0.26)

Weighted average common shares outstanding:
Basic	35,651	32,085	34,269	32,021
Diluted	36,021	32,085	36,250	36,194

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$5,220	$(17,095)	$3,502	$2,091

Other comprehensive income (loss), before income tax:
Unrealized foreign currency translation gain (loss)	24	(20)	58	(27)
Other comprehensive income (loss), net of tax	24	(20)	58	(27)
Comprehensive income (loss)	5,244	(17,115)	3,560	2,064
Less: Net income attributable to noncontrolling interest in subsidiary	370	142	662	306
Comprehensive income (loss) attributable to common shareholders	$4,874	$(17,257)	$2,898	$1,758

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Consolidated net income	$3,502	$2,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,476	4,877
Amortization of debt discount and debt issuance costs	429	902
Provision for allowances	1,935	2,254
Deferred income tax expense	1,200	(6,288)
Gain on derivative liability	(1,581)	(12,865)
Acquisition-related contingent consideration	551	470
Impairment charges	—	24,311
Loss on early extinguishment of debt	4,969	1,568
Equity compensation	2,015	1,767
Other non-cash costs	22	5
Changes in operating assets and liabilities:
Accounts receivable	15,783	9
Prepaid expenses and other assets	279	565
Accounts payable and accrued expenses	(8,449)	(5,007)
Other liabilities	394	(1,792)
Net cash provided by operating activities	25,525	12,867

Cash flows from investing activities
Acquisition-related settlements	—	(1,858)
Purchases of property and equipment	(3,386)	(2,616)
Net cash used in investing activities	(3,386)	(4,474)

Cash flows from financing activities
Debt issuance costs	—	(990)
Repayments of debt	(6,509)	(95,247)
Borrowings on debt	—	97,200
Extinguishment fees	(578)	(641)
Other	(1,769)	(914)
Net cash used in financing activities	(8,856)	(592)

Effect of exchange rate changes on cash	23	(25)

Change in cash and cash equivalents	13,306	7,776
Cash and cash equivalents at beginning of period	20,630	2,453
Cash and cash equivalents at end of period	$33,936	$10,229

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). The condensed consolidated financial statements include all assets, liabilities, revenue, and expenses of Cross Country Talent Acquisition Group, LLC (formerly InteliStaf of Oklahoma, LLC), which is controlled by the Company but not wholly-owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These entries consisted of all normal recurring items.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The Company adopted this guidance in the first quarter of 2017. ASU 2016-09 eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Required method of adoption is modified retrospective transition method. Upon adoption, previously unrecognized excess tax benefits of $1.3 million had no impact on the Company's accumulated deficit balance as the related deferred tax assets were fully offset by a valuation allowance. ASU 2016-09 also requires excess tax benefits and deficiencies to be recognized prospectively in the provision for income taxes rather than additional paid-in capital. As a result of the adoption, the Company's provision for income taxes was not impacted due to its full valuation allowance. Additionally, as permitted by the ASU, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. As a result, the Company recorded a cumulative-effect adjustment of $0.5 million to accumulated deficit and lower share-based compensation expense of $0.1 million compared to the amount of expense that would have been recorded for its first quarter of 2017. Share-based compensation expense compared to the amount that would have been recorded for the second quarter of 2017 was less than $0.1 million. Under ASU 2016-09, the threshold for awards to qualify for equity treatment permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Prior to the adoption of ASU 2016-09, the Company did not allow an award to be partially settled in cash in excess of the minimum statutory withholding requirements. Subsequent to the adoption of the standard, the Company will allow awards to be partially settled at the maximum applicable statutory rates. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.

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

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan) for a purchase price of $29.9 million in cash ($28.0 million plus working capital estimate) and $4.7 million in shares (or 349,871 shares) of the Company's Common Stock, subject to a net working capital adjustment. The shares of Common Stock issued in connection with the acquisition were subject to a lockup period, which ended April 30, 2016. In the first quarter of 2016, the net working capital adjustment was settled consistent with the receivable balance as of December 31, 2015. An amount of $5.0 million of the purchase price was held in escrow to cover any post-closing liabilities, which was released to the seller on May 3, 2017.

The agreement also specified that the sellers were eligible to receive additional purchase price consideration of $7.0 million, with $3.5 million per year based on attainment of specific performance criteria in 2016 and 2017. As of December 31, 2016, the Company determined that the first year earnout was not achieved for 2016 and as a result, only $3.5 million remains as a potential earnout for 2017. As of June 30, 2017, the fair value of the remaining obligation was estimated at $0.8 million.

In connection with the Mediscan acquisition, the Company also assumed additional contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. Payments related to the 2016 through 2018 years are limited to $0.3 million per year and 2019 is uncapped. During the six months ended June 30, 2017, the Company paid $0.1 million. As of June 30, 2017, the fair value of the remaining obligations on an undiscounted basis was estimated at $3.8 million.

As of June 30, 2017, a total of $4.6 million was estimated as the fair value of these contingent consideration payments and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 9 - Fair Value Measurements.

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

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.2 million at both June 30, 2017 and December 31, 2016.

There was no income tax impact related to foreign currency translation adjustments for the three and six month periods ended June 30, 2017 and June 30, 2016.

5.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders - Basic	$4,850	$(17,237)	$2,840	$1,785
Interest on Convertible Notes	—	*	694	1,677
Gain on derivative liability	—	*	(1,581)	(12,865)
Net income (loss) attributable to common shareholders - Diluted	$4,850	$(17,237)	$1,953	$(9,403)

Denominator:
Weighted average common shares - Basic	35,651	32,085	34,269	32,021
Effective of diluted shares:
Share-based awards	370	—	522	652
Convertible Notes	—	—	1,459	3,521
Weighted average common shares - Diluted	36,021	32,085	36,250	36,194

Net income (loss) per share attributable to common shareholders - Basic	$0.14	$(0.54)	$0.08	$0.06

Net income (loss) per share attributable to common shareholders - Diluted	$0.13	$(0.54)	$0.05	$(0.26)

* For the three months ended June 30, 2016, the Convertible Notes would have been anti-dilutive if converted at the beginning of the period and therefore, amounts are not applicable.

For the periods presented, no tax benefits have been assumed in the weighted average share calculation due to a full valuation allowance on the Company's deferred tax assets.

The Convertible Notes were paid in full on March 17, 2017. Applying the if-converted method, 1,459,030 shares and 3,521,126 shares were included in diluted weighted average shares for the six months ended June 30, 2017 and 2016 because their effect was dilutive.

6.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, the Company had the following acquired intangible assets:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$31,609	$17,162	$14,447	$31,609	$16,147	$15,462
Customer relationships	41,724	24,270	17,454	41,724	23,316	18,408
Non-compete agreements	3,619	3,548	71	3,619	3,527	92
Trade names, definite-lived	3,216	498	2,718	3,216	343	2,873
Other intangible assets, net	$80,168	$45,478	$34,690	$80,168	$43,333	$36,835

Intangible assets not subject to amortization:
Trade names			35,402			35,402
			$70,092			$72,237

As of June 30, 2017, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2017	$2,103
2018	4,148
2019	4,111
2020	4,007
2021	3,799
Thereafter	16,522
$34,690

The June 30, 2017 and December 31, 2016 carrying amount of goodwill by segment is as follows:

	June 30, 2017	December 31, 2016
	(amounts in thousands)
Nurse and Allied Staffing	$44,545	$44,545
Physician Staffing	25,685	25,685
Other Human Capital Management Services	9,418	9,418
Goodwill	$79,648	$79,648

During the three and six months ended June 30, 2017, the Company noted no indicators at any of its reporting units that warranted impairment testing.
During an evaluation of goodwill and other identified intangible assets at June 30, 2016, the Company determined that indicators were present in the Physician Staffing reporting unit which would suggest the fair value of the reporting unit may have declined below the carrying value. The Physician Staffing reporting unit continued to underperform relative to management's expectations, driven by lower booking volumes partly due to the loss of customers, and margins being impacted from continued investments in the business all through the first half of 2016. The evaluation resulted in the carrying value of goodwill and other intangible assets for Physician Staffing to exceed the estimated fair value. As a result, the Company recorded pre-tax impairment charges totaling $24.3 million with $17.7 million related to goodwill, $0.6 million related to trade names, and $6.0 million related to customer relationships.

7.    DEBT

At June 30, 2017 and December 31, 2016, long-term debt consists of the following:

	June 30, 2017		December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 2.80% and 2.62% at June 30, 2017 and December 31, 2016, respectively	$38,000	$(412)	$39,500	$(363)
Convertible Notes, fixed rate interest of 8.00%	—	—	25,000	(4,669)
Convertible Notes derivative liability	—	—	27,532	—
Capital lease obligations	14	—	23	—
Total debt	38,014	(412)	92,055	(5,032)
Less current portion	(2,258)	—	(2,263)	—
Long-term debt	$35,756	$(412)	$89,792	$(5,032)

As of June 30, 2017, the aggregate scheduled maturities of debt are as follows:

	Term Loan	Capital Leases
	(amounts in thousands)
Through Years Ending December 31:
2017	$750	$4
2018	3,750	8
2019	3,500	2
2020	4,000	—
2021	26,000	—
Total	$38,000	$14
Convertible Notes

The Company and certain of its domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders) on June 30, 2014. Pursuant to the Note Purchase Agreement, the Company sold to the Noteholders an aggregate of $25.0 million of convertible senior notes (the Convertible Notes). On March 17, 2017, the Company paid in full the Convertible Notes. In connection with the repayment, the Company issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock, par value $0.0001, and cash in the aggregate amount of $5.6 million (of which $5.0 million is included in repayment of debt and $0.6 million is presented as extinguishment fees, both within financing activities on the condensed consolidated statements of cash flows). Upon derecognition of the net carrying amounts of the Convertible Notes (the remaining $20.0 million after the $5.0 million cash payment) and derivative liability ($26.0 million), the Company recognized a non-cash charge of $5.0 million as loss on early extinguishment and a non-cash addition to additional paid-in capital of $46.0 million for the fair value of the shares, which is not presented on the condensed consolidated statements of cash flows. The loss on early extinguishment of debt includes the write-off of unamortized loan fees and remaining interest due through the Forced Conversion date (defined below) of June 30, 2017.

The Convertible Notes were convertible at the option of the holders thereof at any time into shares of the Common Stock at a conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company had the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share of its Common Stock exceeded 125% of the then conversion price for 20 days of a 30 day trading period (Forced Conversion date).

The Convertible Notes bore interest at a rate of 8.00% per annum, payable in quarterly cash installments. The Convertible Notes would have matured on June 30, 2020, unless earlier repurchased, redeemed or converted. Subject to certain exceptions, the Company was not permitted to redeem the Convertible Notes until June 30, 2017.

Prior Credit Facilities

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

2016 Senior Credit Facilities

On June 22, 2016, the Company entered into a senior credit agreement (Credit Agreement), which provided for an initial term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the Senior Credit Facilities) both of which would have matured on June 22, 2021. Subsequent to June 30, 2017, this Credit Agreement has been amended and restated. See Note 16 - Subsequent Events.
The Revolving Credit Facility included a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit. The Credit Agreement also included a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility or establish one or more additional term loans in an aggregate amount of up to $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. The Term Loan was payable in quarterly installments, with the first payment made September 30, 2016, and each such installment being in the aggregate annual principal amount (subject to adjustment as a result of prepayments) equal to 1.25% of the principal amount for the first four installments, 1.875% for the next eight installments, and 2.50% of the principal amount for the remaining installments. The Revolving Credit Facility could be used to provide ongoing working capital, fund permitted acquisitions and for other general corporate purposes of the Company and its subsidiaries.
Proceeds of the Senior Credit Facilities were used primarily to refinance the Company’s First Lien Loan and Second Lien Term Loan and to pay related transaction fees and expenses, including a prepayment penalty of $0.6 million. In addition, $23.1 million of standby letters of credit issued under the First Lien Loan were rolled into and deemed issued under the Revolving Credit Facility. The Revolving Credit Facility could be used to provide ongoing working capital, fund permitted acquisitions, and for other general corporate purposes of the Company and its subsidiaries.

The repayment of the Second Lien Term Loan was treated as extinguishment of debt and, as a result, the Company recognized a loss on extinguishment of debt of approximately $1.6 million in the second quarter of 2016, related to the write-off of unamortized net debt discount and issuance costs as well as transaction fees and expenses.

Subject to the Credit Agreement, the Company paid interest on (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, was a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date as set forth in the table below.

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

As of June 30, 2017, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 175 basis points. The interest rate was subject to an increase of 200 basis points if an event of default existed under the Credit Agreement. The Company was required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, based on the Applicable Margin which was 0.25% as of June 30, 2017.

The Company had the right at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty, by giving irrevocable written notice (or telephonic notice promptly confirmed in writing) except that such notice shall be revocable if a prepayment is being made in anticipation of concluding a financing arrangement, and the Company was ultimately unable to secure such financing arrangement. The Company was required to prepay the Senior Credit Facilities under certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

The Credit Agreement contained customary representations, warranties, and affirmative covenants. The Credit Agreement also contained customary negative covenants, subject to some exceptions, on (i) indebtedness and preferred equity, (ii) liens, (iii) fundamental changes, (iv) investments, (v) restricted payments, and (vi) sale of assets and certain other restrictive agreements. The Credit Agreement also contained customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The Credit Agreement also included two financial covenants: (i) limiting a maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending September 30, 2016 through June 30, 2017, 3.25:1.00 for the fiscal quarters ending September 30, 2017 through June 30, 2018, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of June 30, 2017, the Company was in compliance with the financial covenants and other covenants contained in the Credit Agreement.

The obligations under the Credit Agreement were guaranteed by all of the Company’s domestic wholly-owned subsidiaries and were secured by a first-priority security interest in the Collateral (as defined therein).
As of June 30, 2017, the Company had $21.6 million letters of credit outstanding and $78.4 million available under the Revolving Credit Facility. The letters of credit related to the Company’s workers’ compensation and professional liability insurance policies.

8.    CONVERTIBLE NOTES DERIVATIVE LIABILITY

On March 17, 2017, the Company paid in full its Convertible Notes and, as a result, derecognized the derivative liability. See Note 7 - Debt. The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued Convertible Notes with features that were either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the Accounting for Derivative Financial Instruments and Hedging Activities Topic of the FASB ASC, in certain instances, these instruments were required to be carried as derivative liabilities, at fair value, in the financial statements.

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

The fair value of the derivative liability was primarily determined by fluctuations in our stock price. In addition, changes in our credit risk profile impacted the fair value determination. These fluctuations resulted in a current period gain or loss that was presented on the condensed consolidated statements of operations as loss (gain) on derivative liability.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: deferred compensation liability included in other long-term liabilities, Convertible Notes derivative liability included in long-term debt and capital lease obligations, and contingent consideration liabilities.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis as of June 30, 2017 and December 31, 2016:

Fair Value Measurements

	June 30, 2017	December 31, 2016
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,303	$1,472
(Level 3)
Convertible Notes derivative liability	$—	$27,532
Contingent consideration liabilities	$6,054	$5,603

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Consideration	Convertible Notes
	Liabilities (a)	Derivative Liability
	(amounts in thousands)
December 31, 2016	$5,603	$27,532
Settlements	(100)	(25,951)
Accretion expense	270	—
Valuation gain for the period	—	(1,581)
March 31, 2017	5,773	—
Accretion expense	281	—
June 30, 2017	$6,054	$—
_______________

(a)
Related to the Mediscan acquisition on October 30, 2015 and the USR acquisition on December 1, 2016. See Note 3 - Acquisitions. Valuation gain and accretion expense is included as acquisition-related contingent consideration on the condensed consolidated statements of operations.

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. As of June 30, 2017 and December 31, 2016, no impairment charges were deemed necessary.

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

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$37,588	$39,500	$39,137	$41,500
Convertible Notes, net	$—	$—	$20,331	$27,250

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

Stock Repurchase Program

During the six months ended June 30, 2017 and 2016, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of June 30, 2017, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $2.5 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its Credit Agreement. At June 30, 2017, the Company had 35,740,394 shares of Common Stock outstanding.

Shares Issued

The Company issued 3,175,584 shares to its prior Convertible Notes noteholders. See Note 7 - Debt.

Share-Based Payments

On May 23, 2017, the Company's shareholders approved an amendment and restatement of its 2014 Omnibus Incentive Plan (2014 Plan), which, among others, included the following modifications: (i) a 2,000,000 share increase of the aggregate share reserve to 6,100,000 shares, (2) extension of the 2014 Plan until May 23, 2027, and (3) re-approval of the Section 162(m)

performance goals so that certain incentive awards granted to certain executive officers of the Company may qualify as exempt performance-based compensation.

During the six months ended June 30, 2017, 300,047 of restricted stock awards and 181,067 targeted performance stock awards were granted under the 2014 Plan to the Company's non-employee directors and management team. The restricted stock awards vest ratably over a three year period and vesting is subject to the employee's continuing employment. The number of shares that are issued for the performance-based stock awards are determined based on the level of attainment of the performance targets. If the minimum level of performance is attained for the 2017 awards, restricted stock will be issued with a vesting date of March 31, 2020, subject to the employee’s continuing employment.

During the first quarter of 2017, the Company's Compensation Committee of the Board of Directors approved a 48% level of attainment for the 2016 performance-based share awards, resulting in the issuance of 86,784 performance shares that will vest on December 31, 2018.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the six months ended June 30, 2017:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2017	532,294	$9.98	332,092	$11.73
Granted	300,047	$13.77	181,067	$14.36
Vested	(287,259)	$8.65	—	$—
Forfeited	(34,287)	$9.56	(118,371)	$11.78
Unvested restricted stock awards, June 30, 2017	510,795	$12.98	394,788	$12.92

During the three and six months ended June 30, 2017, $1.3 million and $2.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 126,798 and 201,676 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the United States.

●
Physician Staffing – Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Other Human Capital Management Services includes retained and contingent search services for physicians, healthcare executives and other healthcare professionals within the United States.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, loss on sale of business, acquisition-related contingent consideration, acquisition and integration costs, restructuring costs, impairment charges, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$180,927	$172,048	$364,035	$340,813
Physician Staffing	24,720	23,927	46,184	48,380
Other Human Capital Management Services	3,666	3,468	6,667	6,833
	$209,313	$199,443	$416,886	$396,026

Contribution income:
Nurse and Allied Staffing	$18,141	$17,615	$33,763	$34,405
Physician Staffing	2,047	2,050	2,867	3,603
Other Human Capital Management Services	241	69	(199)	(42)
	20,429	19,734	36,431	37,966

Unallocated corporate overhead	10,827	9,791	21,113	20,159
Depreciation and amortization	2,285	2,465	4,476	4,877
Acquisition-related contingent consideration	281	183	551	470
Acquisition and integration costs	587	—	587	—
Impairment charges	—	24,311	—	24,311
Income (loss) from operations	$6,449	$(17,016)	$9,704	$(11,851)

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

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities as of June 30, 2017 and December 31, 2016, on its condensed consolidated balance sheets.

13.	INCOME TAXES

For the periods ended June 30, 2017 and 2016, the Company has calculated its effective tax rate based on year-to-date results as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three and six months ended June 30, 2017 was 12.6% and 24.2%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2017 was 12.4% and 31.7%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses, and international and state taxes.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Any conclusions made related to the deferred tax valuation allowance are based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence. The Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Based on the Company's forecast, it is possible that the Company may release all or a portion of the remaining valuation allowance, within the next twelve months. The Company will continue to assess the realizability of its deferred tax assets.

As of June 30, 2017, the Company had approximately $1.0 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($5.5 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the six months ended June 30, 2017, the Company had gross increases of $0.6 million to its current year unrecognized tax benefits related to federal and state tax issues.

The tax years of 2004, 2005, 2008, and 2010 through 2016 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

14.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.9 million and $2.6 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2016, respectively. Accounts receivable due from these hospitals at June 30, 2017 and December 31, 2016 were approximately $0.8 million and $1.0 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in Cross Country Talent Acquisition Group, LLC (formerly InteliStaf of Oklahoma, LLC), a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $4.5 million and $8.7 million for the three and six months ended June 30, 2017, respectively, and $2.9 million and $6.0 million for the three and six months ended June 30, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had a receivable balance of $1.0 million and $1.5 million, respectively, and a payable balance of $0.3 million and $0.2 million, respectively.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.2 million in rent expense for these premises for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and should be applied retrospectively to outstanding financial instruments with a down round feature by means of either a cumulative-effect adjustment or for each prior reporting period presented. Early adoption is permitted for all entities, including adoption in an interim period. The Company expects to adopt this standard in its first quarter of 2019, and does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under this guidance, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and is to be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company expects to adopt this standard in its first quarter of 2018, and does not expect this guidance to have a material impact on its consolidated financial statements.

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
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These updates are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company established a cross-functional implementation team consisting of representatives from across all of its business segments. The initial phase of analyzing and identifying revenue streams and potential impacts of the new guidance is progressing. The Company is currently in the process of performing a thorough review of its existing contracts and business practices with its largest customers within each revenue stream and business segment to assess the impacts of the new standard. Management expects these reviews to continue through the third quarter. Once this phase is complete, if applicable, management intends to evaluate and implement appropriate changes to its business processes, systems, and controls to support the recognition and disclosure requirements under the new standard. The Company is continuing to assess which transition method it will use to adopt this accounting standard and expects a full assessment through the date of adoption.

16.    SUBSEQUENT EVENTS

Acquisition
On July 5, 2017, the Company completed the acquisition of substantially all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage), which was effective July 1, 2017. Advantage is an independent travel nurse staffing company that deploys many of its nurses through Managed Service Provider and Vendor Management Systems and maintains direct relationships with many hospitals throughout the United States. The founder and CEO of Advantage will remain with the business after the transaction closes.
The Company acquired substantially all of the assets of Advantage for a total purchase price of $88 million, which is subject to a final net working capital adjustment. The Company paid $86.8 million, net of cash acquired, plus related fees and expenses of $0.6 million, using available cash and borrowings of approximately $67.5 million under the existing Credit Facility, including a $40 million Incremental Term Loan. Included in the amount paid at closing were two escrow accounts, the first was $14.5 million which related to tax liabilities and the second was $7.5 million which was to cover any post-close liabilities. On July 28, 2017, $7.3 million related to the tax liabilities was released from escrow, leaving a balance of $7.2 million. The amount paid at closing was subject to an initial net working capital adjustment of $0.6 million, and an additional $0.6 million was deferred and is due to the seller within 20 months, less any COBRA and healthcare expenses incurred by the Company on behalf of the former sellers.
The Company expects to include the results of Advantage in its Nurse and Allied Staffing business segment. The Company is in the process of preparing the preliminary estimate of the fair value of assets acquired and liabilities assumed, which will be included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.
Effective July 1, 2017, the Company entered into a Second Amendment to its Credit Agreement dated June 22, 2016 among the Company, all of its wholly-owned subsidiaries, the lenders party thereto and SunTrust Bank, as administrative agent, swingline lender and an issuing bank, to permit the acquisition of Advantage.
Also in connection with the acquisition of Advantage, effective July 1, 2017, pursuant to the Credit Agreement, the Company entered into an Incremental Term Loan Agreement, by and among the Company, all of its wholly-owned subsidiaries and

SunTrust Bank as lender and administrative agent. The Incremental Term Loan Agreement provided the Company with an incremental term loan of $40.0 million to pay for part of the consideration of the acquisition. The maturity date for the Incremental Term Loan was June 22, 2021.
Borrowings under the Incremental Term Loan were payable in quarterly installments, commencing September 30, 2017, with each such installment being in the aggregate principal amount (subject to adjustment as a result of prepayments) for the first eight installments equal to 1.875% and 2.5% of the principal amount of the Incremental Term Loan for the remaining installments; provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. As of July 5, 2017 the Applicable Margin for Eurodollar Loans and LIBOR Index Rate Loans was 2.25% and the Applicable Margin for Base Rate Loans was 1.25%.
Credit Renewal
On August 1, 2017, the Company entered into an Amendment and Restatement of its Credit Agreement dated June 22, 2016 among the Company, all of its wholly-owned subsidiaries, the lender parties thereto and SunTrust Bank, as administrative agent, swingline lender and an issuing bank (Amended and Restated Credit Agreement), to refinance and increase the current aggregate committed size of the facility to $215 million, including a term loan of $100.0 million (Amended Term Loan) and a $115 million revolving credit facility (Amended Revolving Credit Facility). The proceeds of $106.5 million from this refinancing included $6.5 million under the new revolving credit facility, and were used to repay borrowings under the Company's previously existing credit facilities, as well as to pay related interest, fees and expenses.
In addition to increasing the size of the facility, the maturity date was extended to July 31, 2022, and the Consolidated Total Leverage Ratio covenant, as defined therein, was amended to be no greater than 3.50:1.00 for the fiscal quarters ended September 30, 2017 through June 30, 2018, 3.25:1.00 for the fiscal quarters ended September 30, 2018 through June 30, 2019, and 3.00:1.00 for each fiscal quarter ended thereafter, and as adjusted pursuant to a Qualified Permitted Acquisition as defined therein. The Amended and Restated Credit Agreement also includes an accordion feature permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Amended Revolving Credit Facility or establish one or more additional term loans in an aggregate amount not to exceed $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. Other terms and pricing are substantially similar to the prior Credit Agreement. The Applicable Margin through September 30, 2017 remains at 2.25% for Eurodollar Loans and LIBOR Index Rate Loans and 1.25% for Base Rate Loans.
Borrowings under the Amended Term Loan are payable in quarterly installments, commencing September 30, 2017, in an aggregate annual amount equal to 5% for the first four installments, 7.5% for the next eight installments, and 10% for the remaining installments; provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date.

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

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 85 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, recruitment process outsourcing (RPO) and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 86% of our total revenue in the second quarter of 2017. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services.

●
Physician Staffing – Physician Staffing represented approximately 12% of our total revenue in the second quarter of 2017. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the United States.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue in the second quarter of 2017. OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the United States.

Summary of Operations

For the quarter ended June 30, 2017, revenue from services grew 5% to $209.3 million, predominantly from growth in volume in all of our business segments. Net income attributable to common shareholders was $4.9 million, or $0.13 per diluted share.

For the six months ended June 30, 2017, we generated cash flow from operations of $25.5 million. As of June 30, 2017, we had $33.9 million of cash and cash equivalents and $37.6 million of total debt. There were no borrowings drawn on our $100.0 million revolving credit facility, and $21.6 million of letters of credit outstanding, leaving $78.4 million available for borrowing. On July 5, 2017, we completed the acquisition of Advantage RN, LLC and its subsidiaries (collectively, Advantage) using available cash and an incremental term loan. Subsequently, on August 1, 2017, we renewed and increased the size of our Credit Agreement to a total of $215 million. See Note 7 - Debt and Note 16 - Subsequent Events to our condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue from services	100.0%	100.0%	100.0%	100.0%
Cost of services	73.0	72.5	73.7	73.3
Gross profit	27.0	27.5	26.3	26.7
Selling, general and administrative expenses	22.3	22.4	22.5	22.1
Bad debt expense	0.1	0.1	0.2	0.1
Depreciation and amortization	1.1	1.2	1.1	1.2
Acquisition-related contingent consideration	0.1	0.1	0.1	0.1
Acquisition and integration costs	0.3	—	0.1	—
Impairment charges	—	12.2	—	6.1
Income (loss) from operations	3.1	(8.5)	2.3	(2.9)
Interest expense	0.2	0.8	0.4	0.8
Loss (gain) on derivative liability	—	1.8	(0.4)	(3.2)
Loss on early extinguishment of debt	—	0.8	1.2	0.4
Income (loss) before income taxes	2.9	(11.9)	1.1	(0.9)
Income tax expense (benefit)	0.4	(3.3)	0.3	(1.5)
Consolidated net income (loss)	2.5	(8.6)	0.8	0.6
Less: Net income attributable to noncontrolling interest in subsidiary	0.2	—	0.1	0.1
Net income (loss) attributable to common shareholders	2.3%	(8.6)%	0.7%	0.5%

Comparison of Results for the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2017	2016	$	%
	(Dollars in thousands)
Revenue from services	$209,313	$199,443	$9,870	4.9%
Costs of services	152,785	144,597	8,188	5.7%
Gross profit	56,528	54,846	1,682	3.1%
Selling, general and administrative expenses	46,600	44,675	1,925	4.3%
Bad debt expense	326	228	98	43.0%
Depreciation and amortization	2,285	2,465	(180)	(7.3)%
Acquisition-related contingent consideration	281	183	98	53.6%
Acquisition and integration costs	587	—	587	100.0%
Impairment charges	—	24,311	(24,311)	(100.0)%
Income (loss) from operations	6,449	(17,016)	23,465	137.9%
Interest expense	535	1,608	(1,073)	(66.7)%
Loss on derivative liability	—	3,571	(3,571)	(100.0)%
Loss on early extinguishment of debt	—	1,568	(1,568)	(100.0)%
Other income, net	(59)	(34)	(25)	(73.5)%
Income (loss) before income taxes	5,973	(23,729)	29,702	125.2%
Income tax expense (benefit)	753	(6,634)	7,387	111.4%
Consolidated net income (loss)	5,220	(17,095)	22,315	130.5%
Less: Net income attributable to noncontrolling interest in subsidiary	370	142	228	160.6%
Net income (loss) attributable to common shareholders	$4,850	$(17,237)	$22,087	128.1%

Revenue from services

Revenue from services increased 4.9%, to $209.3 million for the three months ended June 30, 2017, as compared to $199.4 million for the three months ended June 30, 2016, primarily reflecting increases in volume across all three business segments. See further discussion in Segment Results.

Gross profit

Gross profit increased 3.1% to $56.5 million for the three months ended June 30, 2017, as compared to $54.8 million for the three months ended June 30, 2016, albeit a decline in gross margins to 27.0% from 27.5% in the prior year. The decrease in consolidated gross margin was primarily due to higher total compensation costs in Nurse and Allied Staffing, partly offset by higher gross profit margins in both Physician Staffing and OHCMS.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 4.3%, to $46.6 million for the three months ended June 30, 2017, as compared to $44.7 million for the three months ended June 30, 2016. The increase was primarily due to higher compensation and employee-related costs. As a percentage of total revenue, selling, general and administrative expenses were 22.3% and 22.4%, for the three months ended June 30, 2017 and June 30, 2016, respectively.

Depreciation and amortization expense

Depreciation and amortization expense totaled $2.3 million for the three months ended June 30, 2017 and $2.5 million for the three months ended June 30, 2016. As a percentage of revenue, depreciation and amortization expense was 1.1% and 1.2% for the three months ended June 30, 2017 and 2016, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.3 million for the three months ended June 30, 2017 and $0.2 million for the three months ended June 30, 2016 and was related to our acquisitions of Mediscan and USR since their dates of acquisition. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

During the three months ended June 30, 2017, we incurred acquisition costs of $0.6 million, related to the acquisition of Advantage. There were no such costs for the three months ended June 30, 2016. See Note 16 - Subsequent Events to our condensed consolidated financial statements.

Impairment charges

In the second quarter of 2016, we conducted an assessment of our goodwill and identifiable intangible assets related to Physician Staffing, which resulted in impairment charges of $24.3 million relating to the reporting unit. We did not incur impairment charges during the three months ended June 30, 2017. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements

Interest expense

Interest expense totaled $0.5 million and $1.6 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The decline was due to the refinancing of our debt structure late in the second quarter of 2016, which resulted in lower overall borrowing costs. In addition, we paid our $25.0 million 8% fixed rate Convertible Notes on March 17, 2017. See Note 7 - Debt. The effective interest rate on our borrowings was 3.7% for the three month period ended June 30, 2017 compared to 9.1% for the three months ended June 30, 2016.

Loss on derivative liability

We incurred a loss on derivative liability of $3.6 million for the three months ended June 30, 2016, related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarter. There were no such charges for the three months ended June 30, 2017 since we paid off the Convertible Notes in the first quarter of 2017. See Note 7 - Debt and Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $1.6 million for the three months ended June 30, 2016 is related to the extinguishment of our Second Lien Term Loan and includes the write-off of unamortized net debt discount and issuance costs as well as a redemption premium of $0.6 million. There were no such costs for the three months ended June 30, 2017. See Note 7 - Debt to our condensed consolidated financial statements.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $0.8 million for the three months ended June 30, 2017, related to the impact from amortization of indefinite-lived intangible assets for tax purposes. Income tax benefit from continuing operations totaled $6.6 million for the three months ended June 30, 2016, and was primarily related to the impairment charge recorded in the second quarter of 2016.

Comparison of Results for the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2017	2016	$	%
	(Dollars in thousands)
Revenue from services	$416,886	$396,026	$20,860	5.3%
Costs of services	307,083	290,134	16,949	5.8%
Gross profit	109,803	105,892	3,911	3.7%
Selling, general and administrative expenses	93,836	87,608	6,228	7.1%
Bad debt expense	649	477	172	36.1%
Depreciation and amortization	4,476	4,877	(401)	(8.2)%
Acquisition-related contingent consideration	551	470	81	17.2%
Acquisition and integration costs	587	—	587	100.0%
Impairment charges	—	24,311	(24,311)	(100.0)%
Income (loss) from operations	9,704	(11,851)	21,555	181.9%
Interest expense	1,754	3,243	(1,489)	(45.9)%
Gain on derivative liability	(1,581)	(12,865)	11,284	87.7%
Loss on early extinguishment of debt	4,969	1,568	3,401	216.9%
Other income, net	(59)	(51)	(8)	(15.7)%
Income (loss) before income taxes	4,621	(3,746)	8,367	223.4%
Income tax expense (benefit)	1,119	(5,837)	6,956	119.2%
Consolidated net income	3,502	2,091	1,411	67.5%
Less: Net income attributable to noncontrolling interest in subsidiary	662	306	356	116.3%
Net income attributable to common shareholders	$2,840	$1,785	$1,055	59.1%

Revenue from services

Revenue from services increased 5.3%, to $416.9 million for the six months ended June 30, 2017, as compared to $396.0 million for the six months ended June 30, 2016. The increase was entirely from Nurse and Allied Staffing, partially offset by lower revenue from Physician Staffing and OHCMS. See further discussion in Segment Results.

Gross profit

Gross profit increased 3.7% to $109.8 million for the six months ended June 30, 2017, as compared to $105.9 million for the six months ended June 30, 2016, with gross margins of 26.3% and 26.7%, respectively. The decrease in consolidated gross margin was primarily due to higher total compensation costs for healthcare professionals in Nurse and Allied Staffing at certain large accounts.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 7.1%, to $93.8 million for the six months ended June 30, 2017, as compared to $87.6 million for the six months ended June 30, 2016. The increase was primarily due to investments in revenue- producing headcount, higher marketing costs for candidate attraction, and higher compensation and benefit costs. As a percentage of total revenue, selling, general and administrative expenses were 22.5% and 22.1%, for the six months ended June 30, 2017 and June 30, 2016, respectively.

Depreciation and amortization expense

Depreciation and amortization expense totaled $4.5 million for the six months ended June 30, 2017 and $4.9 million for the six months ended June 30, 2016. As a percentage of revenue, depreciation and amortization expense was 1.1% and 1.2% for the six months ended June 30, 2017 and 2016, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled $0.6 million for the six months ended June 30, 2017 and $0.5 million for the six months ended June 30, 2016 and was related to our acquisitions of Mediscan and USR, since their dates of acquisition. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

During the six months ended June 30, 2017, we incurred acquisition costs of $0.6 million, related to the acquisition of Advantage. There were no such costs for the six months ended June 30, 2016. See Note 16 - Subsequent Events to our condensed consolidated financial statements.

Impairment charges

For the six months ended June 30, 2016, we recorded impairment charges of $24.3 million related to our Physician Staffing reporting unit. We did not incur impairment charges during the six months ended June 30, 2017. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Interest expense

Interest expense totaled $1.8 million and $3.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The decline was due to the refinancing of our debt structure late in the second quarter of 2016, which resulted in lower overall borrowing costs. In addition, we paid off our $25.0 million 8% fixed rate Convertible Notes on March 17, 2017. The effective interest rate on our borrowings was 5.7% for the six month period ended June 30, 2017 compared to 9.4% for the six months ended June 30, 2016.

Gain on derivative liability

We had a gain on derivative liability of $1.6 million and $12.9 million for the six months ended June 30, 2017 and June 30, 2016, respectively, related to the change in the fair value of embedded features of our Convertible Notes. The gains in both periods primarily resulted from decreases in our share price from the end of the respective prior years through the 2017 payoff date and through June 30, 2016. The gain in 2016 was partially offset by a reduction in credit risk. See Note 7 - Debt and Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $5.0 million for the six months ended June 30, 2017 relates to the write-off of original issue discount and debt issuance costs of $4.4 million and a pre-payment fee of $0.6 million due to the early settlement of our Convertible Notes. Loss on early extinguishment of debt was $1.6 million for the six months ended June 30, 2016 and related to the write-off of unamortized net debt discount and issuance costs, including a redemption premium of $0.6 million, related to our Second Lien Term Loan. See Note 7 - Debt.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $1.1 million for the six months ended June 30, 2017, compared to income tax benefit of $5.8 million for the six months ended June 30, 2016. The six months ended June 30, 2016 included an income tax benefit related to the impairment charge recorded in the second quarter of 2016.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$180,927	$172,048	$364,035	$340,813
Physician Staffing	24,720	23,927	46,184	48,380
Other Human Capital Management Services	3,666	3,468	6,667	6,833
	$209,313	$199,443	$416,886	$396,026

Contribution income:
Nurse and Allied Staffing	$18,141	$17,615	$33,763	$34,405
Physician Staffing	2,047	2,050	2,867	3,603
Other Human Capital Management Services	241	69	(199)	(42)
	20,429	19,734	36,431	37,966

Unallocated corporate overhead	10,827	9,791	21,113	20,159
Depreciation and amortization	2,285	2,465	4,476	4,877
Acquisition-related contingent consideration	281	183	551	470
Acquisition and integration costs	587	—	587	—
Impairment charges	—	24,311	—	24,311
Income (loss) from operations	$6,449	$(17,016)	$9,704	$(11,851)

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2017	2016	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,155	6,884	271	3.9%
Average Nurse and Allied Staffing revenue per FTE per day	$278	$275	3	1.1%

Physician Staffing statistical data: (a)
Days filled	15,220	14,480	740	5.1%
Revenue per day filled	$1,557	$1,525	32	2.1%

	Six Months Ended
	June 30,	June 30,		Percent
	2017	2016	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,180	6,850	330	4.8%
Average Nurse and Allied Staffing revenue per FTE per day	$280	$273	7	2.6%

Physician Staffing statistical data: (a)
Days filled	30,256	31,322	(1,066)	(3.4)%
Revenue per day filled	$1,574	$1,523	51	3.3%

(a)	See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

See Note 11 - Segment Data.

Segment Comparison - Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $8.9 million, or 5.2%, to $180.9 million for the three months ended June 30, 2017, as compared to $172.0 million for the three months ended June 30, 2016, predominantly due to higher volume.

Contribution income from Nurse and Allied Staffing increased $0.5 million or 3.0%, to $18.1 million for the three months ended June 30, 2017, as compared to $17.6 million for the three months ended June 30, 2016. As a percentage of segment revenue, contribution income was 10.0% for the three months ended June 30, 2017, compared to 10.2% for the three months ended June 30, 2016.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended June 30, 2017 increased 3.9% from the three months ended June 30, 2016. The average Nurse and Allied Staffing revenue per FTE per day increased 1.1%, primarily reflecting a change in the mix of business.

Physician Staffing

Revenue from Physician Staffing increased $0.8 million, or 3.3%, to $24.7 million for the three months ended June 30, 2017, as compared to $23.9 million for the three months ended June 30, 2016. The increase in revenue was primarily due to higher volume of days filled and improved pricing.

Contribution income from Physician Staffing for the three months ended June 30, 2017 was $2.0 million, consistent with the three months ended June 30, 2016. As a percentage of segment revenue, contribution income was 8.3% for the three months ended June 30, 2017 and 8.6% for the three months ended June 30, 2016.

Operating Metrics

Physician Staffing days filled increased 5.1%, to 15,220 days in the three months ended June 30, 2017, as compared to 14,480 days in the three months ended June 30, 2016, primarily due to volume growth in advanced practice professionals. Revenue per day filled for the three months ended June 30, 2017 was $1,557, up 2.1% over the prior year, due to improved pricing, and was impacted by faster growth in lower bill rate specialties.

Other Human Capital Management Services

Revenue from OHCMS increased $0.2 million, or 5.7%, to $3.7 million for the three months ended June 30, 2017, as compared to $3.5 million for the three months ended June 30, 2016, primarily due to a higher level of physician placements made in the second quarter of 2017. Contribution income from OHCMS was $0.2 million for the three months ended June 30, 2017, as compared to $0.1 million for the three months ended June 30, 2016.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $10.8 million for the three months ended June 30, 2017 compared to $9.8 million for the three months ended June 30, 2016, due to an increase in compensation and benefits. As a percentage of consolidated revenue, unallocated corporate overhead was 5.2% for the three months ended June 30, 2017 and 4.9% for the three months ended June 30, 2016.

Segment Comparison - Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $23.2 million, or 6.8%, to $364.0 million for the six months ended June 30, 2017, as compared to $340.8 million for the six months ended June 30, 2016. The year-over-year increase was due to higher volume and improved pricing.

Contribution income from Nurse and Allied Staffing decreased $0.6 million or 1.9%, to $33.8 million for the six months ended June 30, 2017, as compared to $34.4 million for the six months ended June 30, 2016. As a percentage of segment revenue, contribution income was 9.3% for the six months ended June 30, 2017, compared to 10.1% for the six months ended June 30, 2016. The decrease is primarily attributable to higher compensation packages provided to our field staff and increased investments in revenue-producing headcount and marketing spend to support recent contract wins.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the six months ended June 30, 2017 increased 4.8% from the six months ended June 30, 2016. The average Nurse and Allied Staffing revenue per FTE per day increased 2.6%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $2.2 million, or 4.5%, to $46.2 million for the six months ended June 30, 2017, as compared to $48.4 million for the six months ended June 30, 2016, primarily due to lower volume of days filled in the first quarter of 2017.

Contribution income from Physician Staffing decreased $0.7 million or 20.4%, to $2.9 million for the six months ended June 30, 2017, compared to $3.6 million for the six months ended June 30, 2016. As a percentage of segment revenue, contribution income was 6.2% for the six months ended June 30, 2017 and 7.4% for the six months ended June 30, 2016.

Operating Metrics

Physician Staffing days filled decreased 3.4%, to 30,256 days in the six months ended June 30, 2017, as compared to 31,322 days in the six months ended June 30, 2016. Revenue per day filled for the six months ended June 30, 2017 was $1,574, up 3.3% over the prior year.

Other Human Capital Management Services

Revenue from OHCMS decreased $0.1 million, or 2.4%, to $6.7 million for the six months ended June 30, 2017, as compared to $6.8 million for the six months ended June 30, 2016. The decrease in revenue was primarily due to a decrease in executive searches and placements, partially offset by higher physician placements.

Contribution loss from OHCMS was $0.2 million for the six months ended June 30, 2017, as compared to a loss of less than $0.1 million for the six months ended June 30, 2016.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $21.1 million for the six months ended June 30, 2017 compared to $20.2 million for the six months ended June 30, 2016. As a percentage of consolidated revenue, unallocated corporate overhead was 5.1% for the six months ended June 30, 2017 and 2016.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2017, we had $33.9 million in cash and cash equivalents and $37.6 million of total debt. Working capital increased to $110.9 million as of June 30, 2017 from $108.5 million as of December 31, 2016. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, decreased 4 days to 51 days as of June 30, 2017, compared to 55 days as of December 31, 2016.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our Credit Agreement, as amended and restated. See debt discussion which follows. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $25.5 million in the six months ended June 30, 2017 compared to $12.9 million in the six months ended June 30, 2016, primarily due to higher collections of accounts receivable in the six months ended June 30, 2017.

Net cash used in investing activities was $3.4 million in the six months ended June 30, 2017, compared to $4.5 million in the six months ended June 30, 2016. The primary use for cash in both periods was for capital expenditures, and acquisition-related settlements of $1.9 million in the six months ended June 30, 2016.

Net cash used in financing activities during the six months ended June 30, 2017 was $8.9 million, compared to $0.6 million during the six months ended June 30, 2016. During the six months ended June 30, 2017, we paid off our Convertible Notes with a partial cash payment of $5.0 million and paid $0.6 million in related extinguishment fees. We also reduced the principal amount of our term debt by $1.5 million for scheduled repayments. During the six months ended June 30, 2016, we entered into a Senior Credit Facility which provided us with $40.0 million of borrowings under the Term Loan Facility. Part of the proceeds from the borrowings were used to prepay our $30.0 million Second Lien Term Loan including a prepayment penalty of $0.6 million and $1.0 million of debt issuance costs. In addition, during the six months ended June 30, 2016, we repaid a net of $8.0 million on our senior secured asset-based credit facility, used $0.6 million to pay for shares withheld for taxes and used $0.3 million to pay a noncontrolling shareholder.

Debt

2016 Senior Credit Facilities

As more fully described in Note 7 - Debt to our condensed consolidated financial statements, as of June 30, 2017, our debt included a senior credit agreement (Credit Agreement), which provided a term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the Senior Credit Facilities) both of which would have matured in five years. As of June 30, 2017, the Term Loan and Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 175 basis points and $78.4 million was available under the Revolving Credit Facility.

On July 5, 2017, we completed the acquisition of substantially all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage), which was effective July 1, 2017, for a total purchase price of $88 million, which is subject to a final net working capital adjustment. We paid $86.8 million, net of cash acquired, plus related fees and expenses of $0.6 million, using available cash and $67.5 million in borrowings under our Credit Facility, including a $40 million Incremental Term Loan.

Effective July 1, 2017, we entered into a Second Amendment to our Credit Agreement dated June 22, 2016, to permit the acquisition of Advantage. Also in connection with the acquisition of Advantage, effective July 1, 2017, pursuant to the Credit Agreement, we entered into an Incremental Term Loan Agreement which provided us with an incremental term loan of $40.0 million to pay for part of the consideration of the acquisition.

Subsequently, on August 1, 2017, we entered into an Amendment and Restatement to our Credit Agreement (Amended and Restated Credit Agreement) to refinance and increase the current aggregate committed size of the facility to $215 million, including a term loan of $100.0 million (Amended Term Loan) and a $115 million revolving credit facility (Amended Revolving Credit Facility). The proceeds of $106.5 million from this refinancing included $6.5 million under the new revolving credit facility, and were used to repay borrowings under our previously existing credit facilities, as well as to pay related interest, fees and expenses. Effective at closing, the Applicable Margin through September 30, 2017 is 2.25% for Eurodollar Loans and LIBOR Index Rate Loans and 1.25% for Base Rate Loans. As of August 1, 2017, we had a $100.0 million Amended Term Loan and $21.6 million in letters of credit outstanding, leaving $93.4 million available under the Amended Revolving Credit Facility. We believe this provides us with the ability to continue to execute our strategy to grow the business. See Note 16 - Subsequent Events.

Convertible Notes

On March 17, 2017, we paid in full our fixed rate 8% Convertible Notes. The Convertible Notes, had an aggregate principal amount of $25.0 million, and were convertible into shares of our Common Stock, at a conversion price of $7.10 per share. As a result of the early repayment, we recognized $5.0 million as loss on early extinguishment of debt.

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

The following table reflects our contractual obligations and other commitments as of June 30, 2017 and does not reflect our subsequent amendment and restatement of our Credit Agreement. See Note 16 - Subsequent Events.

Commitments	Total	2017	2018	2019	2020	2021	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$38,000	$750	$3,750	$3,500	$4,000	$26,000	$—
Interest on debt (b)	6,221	587	1,917	1,569	1,463	685	—
Contingent consideration (c)	8,862	179	1,867	1,070	5,746	—	—
Capital lease obligations	14	4	8	2	—	—	—
Operating lease obligations (d)	36,328	3,686	6,444	4,942	4,209	3,854	13,193
	$89,425	$5,206	$13,986	$11,083	$15,418	$30,539	$13,193
_______________

(a)	This Term Loan under our senior credit agreement was subsequently refinanced. See Note 16 - Subsequent Events.

(b)	Interest on debt represents payments due through maturity for our Term Loan, calculated using the June 30, 2017 applicable LIBOR and margin rate totaling 2.8%.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Senior Credit Facilities. During the six months ended June 30, 2017 or 2016, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our current credit agreement charges us interest at a rate of LIBOR plus a leverage-based margin. See Note 7 - Debt to our condensed consolidated financial statements for further information.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 4, 2017	By:	/s/ William J. Burns
William J. Burns EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

10.1
Asset Purchase Agreement, dated June 13, 2017, among Cross Country Healthcare, Inc., as Buyer, Advantage RN, LLC, Advantage On Call, LLC, Advantage Locums, LLC, and Advantage RN Local Staffing, the Seller Parties, and Seller Representative (Previously filed as an exhibit to the Company's Form 8-K dated June 13, 2017 and incorporated by reference herein.)

10.2
Incremental Term Loan Agreement, dated July 1, 2017 to Credit Agreement, dated June 22, 2016, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, Suntrust Bank, as lender, and Suntrust Bank, as agent (Previously filed as an exhibit to the Company's Form 8-K dated July 6, 2017 and incorporated by reference herein.)

10.3
Second Amendment to Credit Agreement, dated July 5, 2017 to Credit Agreement, dated June 22, 2016, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, the Lenders referenced therein, and Suntrust Bank, as agent (Previously filed as an exhibit to the Company's Form 8-K dated July 6, 2017 and incorporated by reference herein.)

10.4
Amended and Restated Credit Agreement, dated August 1, 2017 to Credit Agreement, by and among Cross Country Healthcare, Inc., as borrower, certain of its domestic subsidiaries, as guarantors, the Lenders referenced therein, SunTrust Bank, as Administrative Agent, Swingline Lender and an issuing bank; BMO Harris Bank, N.A. as Syndication Agent; and Bank United N.A. and Fifth Third Bank as Co-Documentation Agents (Previously filed as an exhibit to the Company's Form 8-K dated August 2, 2017 and incorporated by reference herein.)

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