Form 10-Q
period 2017-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2017-11-03
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,480,911 shares of Common Stock, par value $0.0001 per share, as of October 31, 2017.

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

September 30, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$10,765	$20,630
Accounts receivable, net of allowances of $3,616 in 2017 and $3,245 in 2016	181,608	173,620
Prepaid expenses	5,142	6,126
Insurance recovery receivable	2,813	3,037
Other current assets	1,654	2,198
Total current assets	201,982	205,611
Property and equipment, net of accumulated depreciation of $46,386 in 2017 and $43,141 in 2016	14,075	12,818
Goodwill	123,244	79,648
Trade names	35,402	35,402
Other intangible assets, net	62,763	36,835
Other non-current assets	19,190	18,064
Total assets	$456,656	$388,378

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$55,034	$58,837
Accrued compensation and benefits	32,039	33,243
Other current liabilities	7,146	5,012
Total current liabilities	94,219	97,092
Long-term debt and capital lease obligations, less current portion	95,331	84,760
Non-current deferred tax liabilities	14,763	13,154
Long-term accrued claims	30,695	28,870
Contingent consideration	4,618	5,301
Other long-term liabilities	7,682	7,399
Total liabilities	247,308	236,576

Commitments and contingencies

Stockholders' equity:
Common stock	4	3
Additional paid-in capital	304,957	256,570
Accumulated other comprehensive loss	(1,198)	(1,241)
Accumulated deficit	(95,061)	(104,089)
Total Cross Country Healthcare, Inc. stockholders' equity	208,702	151,243
Noncontrolling interest in subsidiary	646	559
Total stockholders' equity	209,348	151,802
Total liabilities and stockholders' equity	$456,656	$388,378

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue from services	$228,488	$214,988	$645,374	$611,014
Operating expenses:
Direct operating expenses	168,008	156,778	475,091	446,912
Selling, general and administrative expenses	47,346	45,922	141,182	133,530
Bad debt expense	433	19	1,082	496
Depreciation and amortization	2,849	2,092	7,325	6,969
Acquisition-related contingent consideration	(605)	237	(54)	707
Acquisition and integration costs	1,366	—	1,953	—
Restructuring costs	724	611	724	611
Impairment charges	—	—	—	24,311
Total operating expenses	220,121	205,659	627,303	613,536
Income (loss) from operations	8,367	9,329	18,071	(2,522)
Other expenses (income):
Interest expense	1,221	1,435	2,975	4,678
Gain on derivative liability	—	(7,105)	(1,581)	(19,970)
Loss on early extinguishment of debt	—	—	4,969	1,568
Other income, net	(57)	(92)	(116)	(143)
Income before income taxes	7,203	15,091	11,824	11,345
Income tax expense (benefit)	159	802	1,278	(5,035)
Consolidated net income	7,044	14,289	10,546	16,380
Less: Net income attributable to noncontrolling interest in subsidiary	321	223	983	529
Net income attributable to common shareholders	$6,723	$14,066	$9,563	$15,851

Net income per share attributable to common shareholders - Basic	$0.19	$0.44	$0.28	$0.49

Net income (loss) per share attributable to common shareholders - Diluted	$0.19	$0.22	$0.24	$(0.04)

Weighted average common shares outstanding:
Basic	35,748	32,221	34,768	32,088
Diluted	36,036	36,255	36,179	36,215

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated net income	$7,044	$14,289	$10,546	$16,380

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation (loss) gain	(15)	15	43	(12)
Other comprehensive (loss) income, net of tax	(15)	15	43	(12)
Comprehensive income	7,029	14,304	10,589	16,368
Less: Net income attributable to noncontrolling interest in subsidiary	321	223	983	529
Comprehensive income attributable to common shareholders	$6,708	$14,081	$9,606	$15,839

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Consolidated net income	$10,546	$16,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,325	6,969
Provision for allowances	3,071	3,270
Deferred income tax expense (benefit)	1,609	(5,889)
Gain on derivative liability	(1,581)	(19,970)
Impairment charges	—	24,311
Loss on early extinguishment of debt	4,969	1,568
Equity compensation	3,083	2,614
Other non-cash costs	508	1,983
Changes in operating assets and liabilities:
Accounts receivable	3,337	(3,571)
Prepaid expenses and other assets	1,111	(1,036)
Accounts payable and accrued expenses	(5,255)	5,634
Other liabilities	(18)	6
Net cash provided by operating activities	28,705	32,269

Cash flows from investing activities
Acquisitions, net of cash acquired	(85,977)	—
Acquisition-related settlements	(239)	(1,858)
Purchases of property and equipment	(4,043)	(5,024)
Proceeds from sale of business	—	500
Net cash used in investing activities	(90,259)	(6,382)

Cash flows from financing activities
Proceeds from Term Loans	62,000	40,000
Principal payments on Term Loans	(1,500)	(30,500)
Convertible Note cash payment	(5,000)	—
Borrowings on revolving credit facility	39,000	57,200
Repayments on revolving credit facility	(39,000)	(65,200)
Debt issuance costs	(901)	(1,182)
Extinguishment fees	(578)	(641)
Other	(2,350)	(1,293)
Net cash provided by (used in) financing activities	51,671	(1,616)

Effect of exchange rate changes on cash	18	(17)

Change in cash and cash equivalents	(9,865)	24,254
Cash and cash equivalents at beginning of period	20,630	2,453
Cash and cash equivalents at end of period	$10,765	$26,707

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Restructuring Costs

During the three and nine months ended September 30, 2017, the Company incurred a restructuring charge of $0.7 million related to a cost savings initiative, which consisted of $0.5 million in post-employment benefits and $0.2 million of exit liabilities related to lease consolidations. During the three and nine months ended September 30, 2017, the Company paid $0.3 million relating to its restructuring liability, related primarily to postemployment benefits. As of September 30, 2017, the balance in the accrued restructuring liability was $0.6 million, which was comprised of $0.4 million (including $0.2 million related to a prior initiative) of post-employment benefits and $0.2 million of exit liabilities.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The Company adopted this guidance in the first quarter of 2017. ASU 2016-09 eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Required method of adoption is modified retrospective transition method. Upon adoption, previously unrecognized excess tax benefits of $1.3 million had no impact on the Company's accumulated deficit balance as the related deferred tax assets were fully offset by a valuation allowance. ASU 2016-09 also requires excess tax benefits and deficiencies to be recognized prospectively in the provision for income taxes rather than additional paid-in capital. As a result of the adoption, the Company's provision for income taxes was not impacted due to its full valuation allowance. Additionally, as permitted by the ASU, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. As a result, the Company recorded a cumulative-effect adjustment of $0.5 million to accumulated deficit and lower share-based compensation expense of less than $0.1 million compared to the amount of expense that would have been recorded for its first three quarters of 2017. Under ASU 2016-09, the threshold for awards to qualify for equity treatment permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Prior to the adoption of ASU 2016-09, the Company did not allow an award to be partially settled in cash in excess of the minimum statutory withholding requirements. Subsequent to the adoption of the standard, the Company will allow awards to be partially settled at the maximum applicable statutory rates. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.

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

3.    ACQUISITIONS

Advantage RN

Effective July 1, 2017, the Company acquired all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage) for cash consideration of $86.6 million, net of cash acquired. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received during the third quarter as the final adjustment for net working capital. Additionally, $0.6 million of the purchase price was deferred as of the closing and is due the seller within 20 months, less any Cobra and healthcare payments incurred by the Company on behalf of the seller. As of September 30, 2017, approximately $0.3 million has been paid for claims and the remaining $0.3 million liability is included in other current and long-term liabilities on the Company’s balance sheet.

Included in the amount paid at closing were two escrow accounts, the first was $14.5 million which related to tax liabilities and the second was $7.5 million which was to cover any post-close liabilities. On July 28, 2017, $7.3 million related to the tax liabilities was released from escrow, leaving a balance of $7.2 million.

The Company financed the purchase using $19.9 million in available cash and $66.9 million in borrowing under its Credit Facility, including a $40.0 million incremental term loan, which was subsequently refinanced on August 1, 2017. See Note 7 - Debt for further information. The transaction will be treated as a purchase of assets for income tax purposes.

Advantage is primarily a travel nurse staffing company that deploys many of its nurses through Managed Service Providers (MSP) and Vendor Management Systems, and Advantage maintains direct relationships with many hospitals throughout the United States. This was a strategic acquisition to help the Company fill its recent MSP contract wins, and for revenue growth.

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method of accounting. As such, the results of Advantage from July 1, 2017 are included in the Company's consolidated statement of operations and were: revenue of $24.5 million and contribution income, as defined in Note 11 - Segment Data, of $2.1 million. The acquisition results have been substantially aggregated with the Company's Nurse and Allied Staffing business segment, with less than 2% of the business included in the Physician Staffing business segment. See Note 11 - Segment Data.

The following is the estimated fair value of the purchase price for Advantage on July 1, 2017:

(amounts in thousands)
Purchase price	$88,000
Net working capital adjustments	(1,438)
Cash consideration	86,562
Cash acquired	2,833
Total funds disbursed	$89,395

The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The Company used a third-party appraiser to assist with the determination of the fair value and estimated useful lives of certain acquired assets and liabilities. These estimates are preliminary; however, the Company does not expect there to be material differences upon the finalization of the purchase price allocation. The following table is an estimate of the fair value of the assets acquired and liabilities assumed on July 1, 2017.

(amounts in thousands)
Cash and cash equivalents	$2,833
Accounts receivable	14,396
Other current assets	392
Property and equipment	333
Goodwill	43,596
Other intangible assets	29,900
Total assets acquired	91,450

Accounts payable and accrued expenses	368
Accrued employee compensation and benefits	1,685
Other current liabilities	2
Total liabilities assumed	2,055

Net assets acquired	$89,395

The Company assigned the following values to other identifiable intangible assets: $4.5 million to trade names with a weighted average estimated useful life of 10 years, $13.8 million to customer relationships with a weighted average estimated useful life of 10 years, $11.3 million to a database, consisting of healthcare professionals, with a weighted average estimated useful life of 10 years, and $0.3 million to non-compete agreements with a weighted average estimated useful life of 5 years, for a total of $29.9 million in definite life intangible assets with a weighted average estimated useful life of 10 years.

The remaining excess purchase price over the fair value of net assets acquired of $43.6 million was recorded as goodwill, which is expected to be deductible for tax purposes. Associated acquisition-related costs incurred were $1.4 million and have been included in acquisition and integration costs on the Company's condensed consolidated statement of operations for the three months ended September 30, 2017.

US Resources Healthcare

On December 1, 2016, the Company completed the acquisition of a recruitment process outsourcing business, US Resources Healthcare, LLC (USR). This acquisition expands the Company's workforce solutions offerings to deliver financial and operating efficiencies through labor optimization services while enhancing the quality of care.

The agreement specified that the sellers were eligible to receive additional purchase price consideration of $4.5 million, with a maximum of $1.0 million for 2017, $2.0 million for 2018, and $1.5 million for 2019, based on attainment of specific performance criteria achieved in each of those years. As of September 30, 2017, the fair value of the remaining obligations was estimated at $1.5 million and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 9 - Fair Value Measurements.

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

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). In the first quarter of 2016, a net working capital adjustment of $0.3 million was settled. Additionally, an amount of $5.0 million of the purchase price that was held in escrow to cover any post-closing liabilities, was released to the sellers on May 3, 2017.

The agreement also specified that the sellers were eligible to receive additional purchase price consideration of $7.0 million, with $3.5 million per year based on attainment of specific performance criteria in 2016 and 2017. As of December 31, 2016, the Company determined that the first year earnout was not achieved for 2016 and, as of September 30, 2017, the Company determined that the second year earnout would not be achieved for 2017.

In connection with the Mediscan acquisition, the Company also assumed additional contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. Payments related to the 2016 through 2018 years are limited to $0.3 million per year and 2019 is uncapped. During the nine months ended September 30, 2017, the Company paid $0.3 million. As of September 30, 2017, the fair value of the remaining obligations was estimated at $3.8 million and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 9 - Fair Value Measurements.

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

Pro Forma Financial Information

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the Advantage acquisition had occurred as of January 1, 2016, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $2.0 million for the nine months ended September 30, 2017. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(unaudited, amounts in thousands except per share data)
Revenue from services	$696,475	$685,749

Net income attributable to common shareholders	$13,165	$18,096

Net income per share attributable to common shareholders - Basic	$0.38	$0.56

Net income per share attributable to common shareholders - Diluted	$0.34	$0.02

4.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.2 million at both September 30, 2017 and December 31, 2016.

There was no income tax impact related to foreign currency translation adjustments for the three and nine month periods ended September 30, 2017 and September 30, 2016.

5.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common shareholders - Basic	$6,723	$14,066	$9,563	$15,851
Interest on Convertible Notes	—	853	695	2,529
Gain on derivative liability	—	(7,105)	(1,581)	(19,970)
Net income (loss) attributable to common shareholders - Diluted	$6,723	$7,814	$8,677	$(1,590)

Denominator:
Weighted average common shares - Basic	35,748	32,221	34,768	32,088
Effective of diluted shares:
Share-based awards	288	513	444	606
Convertible Notes	—	3,521	967	3,521
Weighted average common shares - Diluted	36,036	36,255	36,179	36,215

Net income per share attributable to common shareholders - Basic	$0.19	$0.44	$0.28	$0.49

Net income (loss) per share attributable to common shareholders - Diluted	$0.19	$0.22	$0.24	$(0.04)

For the periods presented, no tax benefits have been assumed in the weighted average share calculation due to a full valuation allowance on the Company's deferred tax assets.

The Convertible Notes were paid in full on March 17, 2017. Applying the if-converted method, 967,342 shares were included in diluted weighted average shares for the nine months ended September 30, 2017 and 3,521,126 shares were included for the three and nine months ended September 30, 2016 because their effect was dilutive.

6.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$42,909	$17,952	$24,957	$31,609	$16,147	$15,462
Customer relationships	55,524	25,091	30,433	41,724	23,316	18,408
Non-compete agreements	3,919	3,574	345	3,619	3,527	92
Trade names	7,716	688	7,028	3,216	343	2,873
Other intangible assets, net	$110,068	$47,305	$62,763	$80,168	$43,333	$36,835

Intangible assets not subject to amortization:
Trade names			35,402			35,402
			$98,165			$72,237

As of September 30, 2017, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2017	$1,785
2018	7,168
2019	7,132
2020	7,027
2021	6,819
Thereafter	32,832
$62,763

The Company's carrying amount of goodwill by segment is as follows:

	Nurse And Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Balances as of December 31, 2016
Aggregate goodwill acquired	$304,277	$43,405	$9,418	$357,100
Accumulated impairment loss	(259,732)	(17,720)	—	(277,452)
Goodwill, net of impairment loss	44,545	25,685	9,418	79,648

Changes to aggregate goodwill in 2017
Goodwill acquired (a)	43,596	—	—	43,596

Balances as of September 30, 2017
Aggregate goodwill acquired	347,873	43,405	9,418	400,696
Accumulated impairment loss	(259,732)	(17,720)	—	(277,452)
Goodwill, net of impairment loss	$88,141	$25,685	$9,418	$123,244
_______________
(a) Goodwill acquired from the acquisition of Advantage. See Note 3 - Acquisitions.

As of September 30, 2017, the Company performed a qualitative assessment of each of its reporting units and determined it was less-likely-than-not that the fair value of its reporting units dropped below their carrying value. As a result, management concluded that no impairment testing was warranted as of September 30, 2017. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance. The Company will conduct its annual impairment test of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2017.
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

7.    DEBT

The Company's long-term debt consists of the following:

	September 30, 2017		December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 3.49% and 2.62% at September 30, 2017 and December 31, 2016, respectively	$100,000	$(923)	$39,500	$(363)
Convertible Notes, fixed rate interest of 8.00%	—	—	25,000	(4,669)
Convertible Notes derivative liability	—	—	27,532	—
Capital lease obligations	12	—	23	—
Total debt	100,012	(923)	92,055	(5,032)
Less current portion	(3,758)	—	(2,263)	—
Long-term debt	$96,254	$(923)	$89,792	$(5,032)

As of September 30, 2017, the aggregate scheduled maturities of the term loan are as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2017	$—
2018	6,875
2019	7,500
2020	8,125
2021	10,000
Thereafter	67,500
Total	$100,000
Amendment and Restatement of Senior Credit Facility

On August 1, 2017, the Company entered into an Amendment and Restatement of its Credit Agreement dated June 22, 2016 (Amended and Restated Credit Agreement), to refinance and increase the current aggregate committed size of the facility to $215.0 million, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). The Amended Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit. The proceeds of $106.5 million from this refinancing included $6.5 million under the new revolving credit facility and were used to repay borrowings under the Company’s 2016 Senior Credit Facilities (as defined below), as well as to pay related interest, fees, and expenses of the transaction.

In addition to increasing the size of the facilities, the maturity date was extended to July 31, 2022. The Amended and Restated Credit Agreement also includes an accordion feature permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Amended Revolving Credit Facility or establish one or more additional term loans in an aggregate amount not to exceed $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. Other terms and pricing are substantially similar to the 2016 Credit Agreement (as defined below).

Borrowings under the Amended Term Loan are payable in quarterly installments, commencing January 2, 2018, in an aggregate per annum amount equal to 5% for the first four installments, 7.5% for the next eight installments, and 10% for the remaining installments; provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date.

Subject to the Amended and Restated Credit Agreement, the Company pays interest on (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, is a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date as set forth in the table below.

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

As of September 30, 2017, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 2.25%. The interest rate is subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.30% as of September 30, 2017.

The Company has the right at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty, by giving irrevocable written notice (or telephonic notice promptly confirmed in writing) except that such notice shall be revocable if a prepayment is being made in anticipation of concluding a financing arrangement, and the Company is ultimately unable to secure such financing arrangement. The Company is required to prepay the Amended Credit Facilities under certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

The Amended and Restated Credit Agreement contains customary representations, warranties, and affirmative covenants. The Amended and Restated Credit Agreement also contains customary negative covenants, subject to some exceptions, on (i) indebtedness and preferred equity, (ii) liens, (iii) fundamental changes, (iv) investments, (v) restricted payments, and (vi) sale of assets and certain other restrictive agreements. The Amended and Restated Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The Amended and Restated Credit Agreement also includes two financial covenants: (i) limiting a maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending September 30, 2017 through June 30, 2018, 3.25:1.00 for the fiscal quarters ending September 30, 2018 through June 30, 2019, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of September 30, 2017, the Company was in compliance with the financial covenants and other covenants contained in the Amended and Restated Credit Agreement.

The obligations under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).
As of September 30, 2017, the Company has $21.6 million letters of credit outstanding and $93.4 million available under the Amended Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

2016 Senior Credit Facilities

On June 22, 2016, the Company entered into a senior credit agreement ( 2016 Credit Agreement), which provided for an initial term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the 2016 Senior Credit Facilities) both of which would have matured on June 22, 2021. The Revolving Credit Facility included a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit. Proceeds of the Senior Credit Facilities were used primarily to refinance the Company’s First Lien Loan and Second Lien Term Loan (see Prior Credit Facilities) and to pay related transaction fees and expenses, including a prepayment penalty of $0.6 million. The repayment of the Second Lien Term Loan was treated as extinguishment of debt and, as a result, the Company recognized a loss on extinguishment of debt of approximately $1.6 million in the second quarter of 2016, related to the write-off of unamortized net debt discount and issuance costs as well as transaction fees and expenses.
On July 5, 2017, the Company entered into a Second Amendment to its 2016 Credit Agreement primarily to allow for the acquisition of Advantage including a reset of the Applicable Margin to Level III, based on the incremental borrowings and consistent with the prior pricing grid (or 2.25% for Eurodollar Loans and LIBOR Index Rate Loans, 1.25% for Base Rate Loans and a 0.30% commitment fee). Also, on July 5, 2017, the Company entered into an Incremental Term Loan Agreement for $40.0 million with SunTrust as Lender and Administrative Agent to pay for part of the consideration of the acquisition of Advantage. The Incremental Term Loan maturity date was June 22, 2021 and was prepayable at any time without penalty.

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

Convertible Notes

The Company and certain of its domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders) on June 30, 2014. Pursuant to the Note Purchase Agreement, the Company sold to the Noteholders an aggregate of $25.0 million of convertible notes (the Convertible Notes). On March 17, 2017, the Company paid in full the Convertible Notes. In connection with the repayment, the Company issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock, par value $0.0001, and cash in the aggregate amount of $5.6 million (of which $5.0 million is included in repayment of debt and $0.6 million is presented as extinguishment fees, both within financing activities on the condensed consolidated statements of cash flows). Upon derecognition of the net carrying amounts of the Convertible Notes (the remaining $20.0 million after the $5.0 million cash payment) and derivative liability ($26.0 million), the Company recognized a non-cash charge of $5.0 million as loss on early extinguishment and a non-cash addition to additional paid-in capital of $46.0 million for the fair value of the shares, which is not presented on the condensed consolidated statements of cash flows. The loss on early extinguishment of debt includes the write-off of unamortized loan fees and remaining interest due through the Forced Conversion date (defined below) of June 30, 2017.

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

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan and USR are contingent upon meeting certain performance requirements through 2019. See Note 3 - Acquisitions. The long-term portion of these liabilities is included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. Both of the Mediscan contingent consideration liabilities have been measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. In the third quarter of 2017, the Company determined that one of the contingent consideration earnouts related to the Mediscan acquisition would not be achieved for 2017 and, as a result, the entire earnout was reversed. See Note 3 - Acquisitions. The USR contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	September 30, 2017	December 31, 2016
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,381	$1,472
(Level 3)
Convertible Notes derivative liability	$—	$27,532
Contingent consideration liabilities	$5,269	$5,603

The table which follows reconciles the opening balances to the closing balances for fair value measurements categorized within Level 3 of the fair value hierarchy:

	Contingent Consideration	Convertible Notes
	Liabilities (a)	Derivative Liability
	(amounts in thousands)
December 31, 2016	$5,603	$27,532
Payments/Settlements	(100)	(25,951)
Accretion expense	270	—
Valuation gain for the period	—	(1,581)
March 31, 2017	5,773	—
Accretion expense	281	—
June 30, 2017	$6,054	$—
Payments	(180)	—
Accretion expense	209	—
Valuation adjustment	(814)	—
September 30, 2017	$5,269	$—
_______________

(a)
Related to the Mediscan acquisition on October 30, 2015 and the USR acquisition on December 1, 2016. Valuation adjustments and accretion expense is included as acquisition-related contingent consideration on the condensed consolidated statements of operations.

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. As of September 30, 2017 and December 31, 2016, no impairment charges were recognized.

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

The following table represents the carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$99,077	$101,000	$39,137	$41,500
Convertible Notes, net	$—	$—	$20,331	$27,250

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

Stock Repurchase Program

During the nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares of its Common Stock under its February 2008 Board authorization.

As of September 30, 2017, the Company may purchase up to an additional 942,443 shares of Common Stock under the February 2008 Board authorization, subject to certain conditions in the Company's Amended and Restated Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $2.5 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its Amended and Restated Credit Agreement. At September 30, 2017, the Company had 35,758,297 shares of Common Stock outstanding.

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

During the nine months ended September 30, 2017, 323,503 of restricted stock awards and 181,067 targeted performance stock awards were granted under the 2014 Plan to the Company's non-employee directors and management team. The restricted stock awards vest ratably over a three year period and vesting is subject to the employee's continuing employment. The number of shares that are issued for the performance-based stock awards are determined based on the level of attainment of the performance targets. If the minimum level of performance is attained for the 2017 awards, restricted stock will be issued with a vesting date of March 31, 2020, subject to the employee’s continuing employment.

During the first quarter of 2017, the Company's Compensation Committee of the Board of Directors approved a 48% level of attainment for the 2016 performance-based share awards, resulting in the issuance of 86,784 performance shares that will vest on December 31, 2018.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2014 Plan for the nine months ended September 30, 2017:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2017	532,294	$9.98	332,092	$11.73
Granted	323,503	$13.70	181,067	$14.36
Vested	(292,615)	$8.64	—	$—
Forfeited	(47,581)	$10.41	(131,016)	$11.78
Unvested restricted stock awards, September 30, 2017	515,601	$13.03	382,143	$12.96

During the three and nine months ended September 30, 2017, $1.1 million and $3.1 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 3,110 and 204,786 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the United States. Substantially all of the results of the Advantage acquisition have been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 3 - Acquisitions.

●
Physician Staffing – Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. Less than 2% of the business related to the Advantage acquisition is managed by, and included in, the Physician Staffing business segment.

●
Other Human Capital Management Services – Other Human Capital Management Services includes retained and contingent search services for physicians, healthcare executives and other healthcare professionals within the United States.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, acquisition-related contingent consideration, acquisition and integration costs, restructuring costs, impairment charges, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The

Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$200,492	$186,623	$564,527	$527,436
Physician Staffing	24,871	25,090	71,055	73,470
Other Human Capital Management Services	3,125	3,275	9,792	10,108
	$228,488	$214,988	$645,374	$611,014

Contribution income:
Nurse and Allied Staffing	$20,663	$19,472	$54,426	$53,877
Physician Staffing	1,340	2,400	4,207	6,003
Other Human Capital Management Services	(1)	(154)	(200)	(196)
	22,002	21,718	58,433	59,684

Unallocated corporate overhead	9,301	9,449	30,414	29,608
Depreciation and amortization	2,849	2,092	7,325	6,969
Acquisition-related contingent consideration	(605)	237	(54)	707
Acquisition and integration costs	1,366	—	1,953	—
Restructuring costs	724	611	724	611
Impairment charges	—	—	—	24,311
Income (loss) from operations	$8,367	$9,329	$18,071	$(2,522)

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

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities as of September 30, 2017 and December 31, 2016, on its condensed consolidated balance sheets.

13.	INCOME TAXES

For the periods ended September 30, 2017 and 2016, the Company has calculated its effective tax rate based on year-to-date results (under ASC 740-270-30-18) as opposed to estimating its annual effective tax rate. The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 2.2% and 10.8%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2017 was 14.9% and 21.5%, respectively. The effective tax rates are different than the statutory rates primarily due to the impact from amortization of indefinite-lived intangible assets for tax purposes, the partial non-deductibility of certain per diem expenses, and international and state taxes.

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

As of September 30, 2017, the Company had approximately $0.5 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($5.5 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the nine months ended September 30, 2017, the Company had gross increases of $0.6 million to its current year unrecognized tax benefits related to federal and state tax issues.

The tax years of 2004, 2005, 2008, and 2010 through 2016 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

14.    RELATED PARTY TRANSACTIONS

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $1.2 million and $3.8 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2016, respectively. Accounts receivable due from these hospitals at September 30, 2017 and December 31, 2016 were approximately $0.8 million and $1.0 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in Cross Country Talent Acquisition Group, LLC (formerly InteliStaf of Oklahoma, LLC), a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $4.6 million and $13.3 million for the three and nine months ended September 30, 2017, respectively, and $3.1 million and $9.1 million for the three and nine months ended September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had a receivable balance of $1.7 million and $1.5 million, respectively, and a payable balance of $0.3 million and $0.2 million, respectively.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.3 million in rent expense for these premises for the three and nine months ended September 30, 2017 and 2016.

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

The Company established a cross-functional implementation team which consisted of representatives from across all of its business segments. The initial phase of analyzing and identifying material revenue streams and the largest customers within those streams has been completed. The Company has substantially completed a thorough review of its existing contracts and business practices with its largest customers within each material revenue stream and business segment to assess the impacts of the new standard. Management will finalize the contract and business practice reviews in the fourth quarter and intends to evaluate and implement appropriate changes to its business processes, systems, and controls to support the recognition and disclosure requirements under the new standard. The Company expects to use the modified retrospective method to adopt this accounting standard and expects a full assessment through the date of adoption. Based on the steps taken to date, the Company does not expect this guidance to have a material impact on its consolidated financial statements. The Company will include the additional required disclosures regarding revenue recognition in its notes to the consolidated financial statements.

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

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 80 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, recruitment process outsourcing (RPO) and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 88% of our total revenue in the third quarter of 2017. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Substantially all of the results of the acquisition of Advantage RN, LLC and its subsidiaries (collectively, Advantage) have been aggregated with our Nurse and Allied Staffing business segment. See Note 3 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 11% of our total revenue in the third quarter of 2017 as compared with 12% in the prior year. The decline is predominantly due to the impact of acquisitions in our Nurse and Allied Staffing segment. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners and physician assistants under our Medical Doctor Associates (MDA)

brand as independent contractors on temporary assignments throughout the United States. Less than 2% of the business related to the Advantage acquisition is managed by, and included in, the Physician Staffing business segment.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 1% of our total revenue in the third quarter of 2017. OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the United States.

Summary of Operations

For the quarter ended September 30, 2017, revenue from services grew 6% to $228.5 million primarily due to growth in our Nurse and Allied Staffing segment, driven by the acquisition of Advantage and partly offset by a decline in our other segments. Demand in our Nurse and Allied Staffing segment remained stable, with a modest increase in orders towards the end of the quarter. The slight decline in our Physician Staffing segment is due to lower volume of days filled and the impact of specialty mix. Our volume of days filled increased for advanced practices compared to a decline for physician specialties. Generally, our pricing remained strong across all segments and we continued to add our growing number of Managed Service Programs (MSPs) that should drive continued growth in demand for our services. Severe weather forced the closure of our travel nurse and allied office in Florida, as well as several branches, resulting in a relatively minor negative impact to revenue and profitability for the third quarter and, due to the nature of our business, it is expected to result in a more significant impact for the fourth quarter. Excluding the impact of the Advantage acquisition, we continued to manage our selling, general and administrative expenses as we remain committed to improving operating leverage and overall profitability. Net income attributable to common shareholders was $6.7 million, or $0.19 per diluted share.
We financed the acquisition of Advantage using available cash and borrowings under our existing senior credit facility which was subsequently refinanced and upsized leaving us with extra capacity for further growth.
See Results from Operations, Segments Results, and Liquidity and Capital Resources sections that follow for further information.

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

Physician Staffing
Days filled is calculated by dividing the total hours invoiced during the period by 8 hours. This method does not reflect the impact of revenue generated from permanent placements, reimbursed expenses, discounts and allowances, and the impact from accruals and adjustments recorded for financial statement purposes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	73.5	72.9	73.6	73.1
Selling, general and administrative expenses	20.8	21.4	21.9	21.9
Bad debt expense	0.2	—	0.2	0.1
Depreciation and amortization	1.2	1.0	1.1	1.1
Acquisition-related contingent consideration	(0.3)	0.1	—	0.1
Acquisition and integration costs	0.6	—	0.3	—
Restructuring costs	0.3	0.3	0.1	0.1
Impairment charges	—	—	—	4.0
Income (loss) from operations	3.7	4.3	2.8	(0.4)
Interest expense	0.5	0.6	0.4	0.8
Gain on derivative liability	—	(3.3)	(0.2)	(3.3)
Loss on early extinguishment of debt	—	—	0.8	0.2
Income before income taxes	3.2	7.0	1.8	1.9
Income tax expense (benefit)	0.1	0.4	0.2	(0.8)
Consolidated net income	3.1	6.6	1.6	2.7
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.1	0.1	0.1
Net income attributable to common shareholders	3.0%	6.5%	1.5%	2.6%

Comparison of Results for the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2017	2016	$	%
	(Amounts in thousands)
Revenue from services	$228,488	$214,988	$13,500	6.3%
Direct operating expenses	168,008	156,778	11,230	7.2%
Selling, general and administrative expenses	47,346	45,922	1,424	3.1%
Bad debt expense	433	19	414	NM
Depreciation and amortization	2,849	2,092	757	36.2%
Acquisition-related contingent consideration	(605)	237	(842)	(355.3)%
Acquisition and integration costs	1,366	—	1,366	100.0%
Restructuring costs	724	611	113	18.5%
Income from operations	8,367	9,329	(962)	(10.3)%
Interest expense	1,221	1,435	(214)	(14.9)%
Gain on derivative liability	—	(7,105)	7,105	100.0%
Other income, net	(57)	(92)	35	38.0%
Income before income taxes	7,203	15,091	(7,888)	(52.3)%
Income tax expense	159	802	(643)	(80.2)%
Consolidated net income	7,044	14,289	(7,245)	(50.7)%
Less: Net income attributable to noncontrolling interest in subsidiary	321	223	98	43.9%
Net income attributable to common shareholders	$6,723	$14,066	$(7,343)	(52.2)%
NM - Not meaningful

Revenue from services

Revenue from services increased 6.3%, to $228.5 million for the three months ended September 30, 2017, as compared to $215.0 million for the three months ended September 30, 2016, due entirely to the impact of the acquisition of Advantage in Nurse and Allied Staffing, which was partially offset by declines in revenue in Physician Staffing and OHCMS. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $11.2 million or 7.2%, to $168.0 million for the three months ended September 30, 2017, as compared to $156.8 million for the three months ended
September 30, 2016. As a percentage of total revenue, direct operating expenses increased to 73.5% compared to 72.9% in the prior year period primarily due to the impact of the Advantage acquisition, which has higher direct operating expenses as a percentage of revenue for its mix of business.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 3.1%, to $47.3 million for the three months ended September 30, 2017, as compared to $45.9 million for the three months ended September 30, 2016. The increase was entirely due to the impact of the Advantage acquisition. Excluding the acquisition, selling, general, and administrative expenses decreased 3.6%, reflecting tight cost controls and targeted cost savings. As a percentage of total revenue, selling, general and administrative expenses were 20.8% and 21.4%, for the three months ended September 30, 2017 and September 30, 2016, respectively.

Depreciation and amortization expense

Depreciation and amortization expense increased to $2.8 million for the three months ended September 30, 2017 from $2.1 million for the three months ended September 30, 2016, partly due to the additional amortization of other intangible assets of Advantage. As a percentage of revenue, depreciation and amortization expense was 1.2% and 1.0% for the three months ended September 30, 2017 and 2016, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration is comprised of accretion and valuation adjustments on our contingent consideration liabilities for our Mediscan and USR acquisitions. The three months ended September 30, 2017 resulted in a benefit of $0.6 million primarily as a result of the reversal of an earnout liability related to Mediscan which was determined would not be achieved, as compared to expense of $0.2 million in the three months ended September 30, 2016 related to accretion of earnout liabilities. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the three months ended September 30, 2017 were $1.4 million and primarily consisted of transaction, advisory, and legal fees related to the acquisition of Advantage. There were no such costs for the three months ended September 30, 2016. See Note 3 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $0.7 million and $0.6 million during the three months ended September 30, 2017 and September 30, 2016, respectively. Restructuring costs include severance and exit costs incurred as part of separate and discrete cost savings initiatives.

Interest expense

Interest expense totaled $1.2 million and $1.4 million for the three months ended September 30, 2017 and September 30, 2016, respectively. Interest expense for the three months ended September 30, 2017 was lower despite higher average borrowings related to the acquisition due to a lower effective rate on our borrowings. The effective interest rate on our borrowings was 4.0% for the three month period ended September 30, 2017 compared to 7.4% for the three months ended September 30, 2016. The prior year included $25.0 million of 8% fixed rate Convertible Notes that were paid off on March 17, 2017. See Note 7 - Debt.

Gain on derivative liability

We incurred a gain on derivative liability of $7.1 million for the three months ended September 30, 2016 related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarter. There were no such charges for the three months ended September 30, 2017 as we paid off the Convertible Notes in the first quarter of 2017. See Note 7 - Debt and Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Income tax expense

Income tax expense from continuing operations totaled $0.2 million and $0.8 million for the three months ended September 30, 2017 and September 30, 2016, respectively, related primarily to the impact from amortization of indefinite-lived intangible assets for tax purposes. For the current quarter, we realized approximately $0.9 million in discrete benefits.

Comparison of Results for the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2017	2016	$	%
	(Amounts in thousands)
Revenue from services	$645,374	$611,014	$34,360	5.6%
Direct operating expenses	475,091	446,912	28,179	6.3%
Selling, general and administrative expenses	141,182	133,530	7,652	5.7%
Bad debt expense	1,082	496	586	118.1%
Depreciation and amortization	7,325	6,969	356	5.1%
Acquisition-related contingent consideration	(54)	707	(761)	(107.6)%
Acquisition and integration costs	1,953	—	1,953	100.0%
Restructuring costs	724	611	113	18.5%
Impairment charges	—	24,311	(24,311)	(100.0)%
Income (loss) from operations	18,071	(2,522)	20,593	816.5%
Interest expense	2,975	4,678	(1,703)	(36.4)%
Gain on derivative liability	(1,581)	(19,970)	18,389	92.1%
Loss on early extinguishment of debt	4,969	1,568	3,401	216.9%
Other income, net	(116)	(143)	27	18.9%
Income before income taxes	11,824	11,345	479	4.2%
Income tax expense (benefit)	1,278	(5,035)	6,313	125.4%
Consolidated net income	10,546	16,380	(5,834)	(35.6)%
Less: Net income attributable to noncontrolling interest in subsidiary	983	529	454	85.8%
Net income attributable to common shareholders	$9,563	$15,851	$(6,288)	(39.7)%

Revenue from services

Revenue from services increased 5.6%, to $645.4 million for the nine months ended September 30, 2017, as compared to $611.0 million for the nine months ended September 30, 2016. The increase was entirely from Nurse and Allied Staffing partly due to the impact of the acquisition of Advantage, and partially offset by lower revenue from Physician Staffing and OHCMS. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and field insurance expenses. Direct operating expenses increased $28.2 million or 6.3%, to
$475.1 million for the nine months ended September 30, 2017, as compared to $446.9 million for the nine months ended
September 30, 2016, reflecting higher total compensation costs for healthcare professionals in Nursing and Allied Staffing at certain large accounts earlier in the year, coupled with the impact of the Advantage acquisition. As a percentage of total revenue, direct operating expenses increased to 73.6% compared to 73.1% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 5.7%, to $141.2 million for the nine months ended September 30, 2017, as compared to $133.5 million for the nine months ended September 30, 2016, partly due to the impact of the acquisition of Advantage. Excluding the impact of Advantage, the increase was primarily due to investments in revenue-producing headcount, higher marketing costs for candidate attraction, and higher compensation and benefit costs. As a percentage of total revenue, selling, general and administrative expenses were 21.9% for both nine month periods ended September 30, 2017 and September 30, 2016.

Depreciation and amortization expense

Depreciation and amortization expense totaled $7.3 million for the nine months ended September 30, 2017 and $7.0 million for the nine months ended September 30, 2016, partly due to the additional amortization of other intangible assets of Advantage. As a percentage of revenue, depreciation and amortization expense was 1.1% for each of the nine month periods ended September 30, 2017 and September 30, 2016.

Acquisition-related contingent consideration

The nine months ended September 30, 2017 resulted in a benefit of $0.1 million as a result of the reversal of an earnout liability related to Mediscan which was determined would not be achieved, partly offset by accretion on the other earnouts, as compared to expense of $0.7 million in the nine months ended September 30, 2016 related to accretion of the Mediscan earnouts. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the nine months ended September 20, 2017 were $2.0 million and primarily consisted of transaction, advisory, and legal fees related to the acquisition of Advantage. There were no such costs for the nine months ended September 30, 2016. See Note 3 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $0.7 million and $0.6 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Restructuring costs include severance and exit costs incurred as part of separate and discrete cost savings initiatives.

Impairment charges

For the nine months ended September 30, 2016, we recorded impairment charges of $24.3 million related to our Physician Staffing reporting unit. We did not incur impairment charges during the nine months ended September 30, 2017. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Interest expense

Interest expense decreased to $3.0 million in the nine months ended September 30, 2017 from $4.7 million in the nine months ended September 30, 2016, respectively, primarily due to a lower effective interest rate. The effective interest rate on our borrowings decreased to 4.8% for the nine month period ended September 30, 2017 compared to 8.7% for the nine months ended September 30, 2016, primarily due to the payoff of our $25.0 million 8% fixed rate Convertible Notes on March 17, 2017. See Note 7 - Debt.

Gain on derivative liability

We had a gain on derivative liability of $1.6 million and $20.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, related to the change in the fair value of embedded features of our Convertible Notes. The gains in both periods primarily resulted from decreases in our share price from the end of the respective prior years through the 2017 payoff date and through September 30, 2016. The gain in 2016 was partially offset by a reduction in credit risk. See Note 7 - Debt and Note 8 - Convertible Notes Derivative Liability to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $5.0 million for the nine months ended September 30, 2017 relates to the write-off of original issue discount and debt issuance costs of $4.4 million and a pre-payment fee of $0.6 million due to the early settlement of our Convertible Notes. Loss on early extinguishment of debt was $1.6 million for the nine months ended September 30, 2016 and related to the write-off of unamortized net debt discount and issuance costs, including a redemption premium of $0.6 million, related to our Second Lien Term Loan. See Note 7 - Debt to our condensed consolidated financial statements.

Income tax expense (benefit)

Income tax expense from continuing operations totaled $1.3 million for the nine months ended September 30, 2017, compared to income tax benefit of $5.0 million for the nine months ended September 30, 2016. The nine months ended September 30, 2016 included an income tax benefit related to the impairment charge recorded in the second quarter of 2016.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$200,492	$186,623	$564,527	$527,436
Physician Staffing	24,871	25,090	71,055	73,470
Other Human Capital Management Services	3,125	3,275	9,792	10,108
	$228,488	$214,988	$645,374	$611,014

Contribution income:
Nurse and Allied Staffing	$20,663	$19,472	$54,426	$53,877
Physician Staffing	1,340	2,400	4,207	6,003
Other Human Capital Management Services	(1)	(154)	(200)	(196)
	22,002	21,718	58,433	59,684

Unallocated corporate overhead	9,301	9,449	30,414	29,608
Depreciation and amortization	2,849	2,092	7,325	6,969
Acquisition-related contingent consideration	(605)	237	(54)	707
Acquisition and integration costs	1,366	—	1,953	—
Restructuring costs	724	611	724	611
Impairment charges	—	—	—	24,311
Income (loss) from operations	$8,367	$9,329	$18,071	$(2,522)

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2017	2016	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,706	6,954	752	10.8%
Average Nurse and Allied Staffing revenue per FTE per day	$283	$292	(9)	(3.1)%

Physician Staffing statistical data: (a)
Days filled	15,777	16,639	(862)	(5.2)%
Revenue per day filled	$1,562	$1,576	(14)	(0.9)%

	Nine Months Ended
	September 30,	September 30,		Percent
	2017	2016	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,355	6,885	470	6.8%
Average Nurse and Allied Staffing revenue per FTE per day	$281	$280	1	0.4%

Physician Staffing statistical data: (a)
Days filled	46,033	47,961	(1,928)	(4.0)%
Revenue per day filled	$1,570	$1,542	28	1.8%

(a)	See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

See Note 11 - Segment Data.

Segment Comparison - Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $13.9 million, or 7.4%, to $200.5 million for the three months ended September 30, 2017, as compared to $186.6 million for the three months ended September 30, 2016, predominantly due to the Advantage acquisition. Excluding the Advantage acquisition, revenue decreased 5.4%, primarily driven by the impact of higher average bill rates related to specific project revenue in the prior year and lower premium rate business in 2017.

Contribution income from Nurse and Allied Staffing increased $1.2 million or 6.1%, to $20.7 million for the three months ended September 30, 2017, as compared to $19.5 million for the three months ended September 30, 2016. As a percentage of segment revenue, contribution income was 10.3% for the three months ended September 30, 2017, compared to 10.4% for the three months ended September 30, 2016.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended September 30, 2017 increased 10.8% from the three months ended September 30, 2016, entirely due to the added FTEs from the Advantage acquisition. The average Nurse and Allied Staffing revenue per FTE per day decreased 3.1%, primarily reflecting a change in the mix of business.

Physician Staffing

Revenue from Physician Staffing decreased $0.2 million, or 0.9%, to $24.9 million for the three months ended September 30, 2017, as compared to $25.1 million for the three months ended September 30, 2016. The slight decline in revenue was predominantly due to a lower volume of days filled for physicians, partly offset by an increase in the volume for advanced practices which generally have a lower bill rate, as well as the addition of Advantage Locums.

Contribution income from Physician Staffing decreased $1.1 million, or 44.2%, to $1.3 million for the three months ended September 30, 2017, compared to $2.4 million for the three months ended September 30, 2016. As a percentage of segment revenue, contribution income was 5.4% for the three months ended September 30, 2017 and 9.6% for the three months ended September 30, 2016.

Operating Metrics

Total days filled were 15,777 as compared with 16,639 in the prior year, with declines in physician specialties partly offset by growth in advanced practices. Revenue per day filled was $1,562 as compared with $1,576 in the prior year, representing the impact of the shift in mix from growth in advanced practices, which generally have a lower daily bill rate.

Other Human Capital Management Services

Revenue from OHCMS decreased $0.2 million, or 4.6%, to $3.1 million for the three months ended September 30, 2017, as compared to $3.3 million for the three months ended September 30, 2016, primarily due to a decrease in executive searches and placements, partially offset by higher physician searches.

Segment contribution income for the three months ended September 30, 2017 was essentially break-even compared to a loss of $0.2 million for the three months ended September 30, 2016.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $9.3 million for the three months ended September 30, 2017, compared to $9.4 million for the three months ended September 30, 2016. As a percentage of consolidated revenue, unallocated corporate overhead was 4.1% for the three months ended September 30, 2017 and 4.4% for the three months ended September 30, 2016.

Segment Comparison - Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $37.1 million, or 7.0%, to $564.5 million for the nine months ended September 30, 2017, as compared to $527.4 million for the nine months ended September 30, 2016. The year-over-year increase was due to higher volume and improved pricing, as well as the impact of the Advantage acquisition. Excluding the impact of the Advantage acquisition, revenue increased 2.5%.

Contribution income from Nurse and Allied Staffing increased $0.5 million, or 1.0%, to $54.4 million for the nine months ended September 30, 2017, as compared to $53.9 million for the nine months ended September 30, 2016. As a percentage of segment revenue, contribution income was 9.6% for the nine months ended September 30, 2017, compared to 10.2% for the nine months ended September 30, 2016. The margin decline is primarily attributable to higher compensation packages provided to our field staff and increased investments in revenue-producing headcount and marketing spend to support recent contract wins.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the nine months ended September 30, 2017 increased 6.8% from the nine months ended September 30, 2016, in part due to the impact of the acquisition of Advantage. The average Nurse and Allied Staffing revenue per FTE per day increased 0.4%.

Physician Staffing

Revenue from Physician Staffing decreased $2.4 million, or 3.3%, to $71.1 million for the nine months ended September 30, 2017, as compared to $73.5 million for the nine months ended September 30, 2016, primarily due to a decrease in volume.

Contribution income from Physician Staffing decreased $1.8 million, or 29.9%, to $4.2 million for the nine months ended September 30, 2017, compared to $6.0 million for the nine months ended September 30, 2016. As a percentage of segment revenue, contribution income was 5.9% for the nine months ended September 30, 2017 and 8.2% for the nine months ended September 30, 2016.

Operating Metrics

Physician Staffing days filled decreased 4.0%, to 46,033 days in the nine months ended September 30, 2017, as compared to 47,961 days in the nine months ended September 30, 2016, primarily due to a decline in physician specialties, partly offset by an increase in advanced practices. Revenue per day filled for the nine months ended September 30, 2017 was $1,570, up 1.8% over the prior year.

Other Human Capital Management Services

Revenue from OHCMS decreased $0.3 million, or 3.1%, to $9.8 million for the nine months ended September 30, 2017, as compared to $10.1 million for the nine months ended September 30, 2016. The decrease in revenue was primarily due to a decrease in executive searches and placements, partially offset by higher physician searches.

Contribution loss from OHCMS was $0.2 million for each of the nine month periods ended September 30, 2017 and September 30, 2016.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $30.4 million for the nine months ended September 30, 2017 compared to $29.6 million for the nine months ended September 30, 2016, due to an increase in compensation and benefits. As a percentage of consolidated revenue, unallocated corporate overhead was 4.7% for the nine months ended September 30, 2017 and 4.8% for the nine months ended September 30, 2016.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2017, we had $10.8 million in cash and cash equivalents and $100.0 million of Term Loan outstanding. Working capital decreased to $107.8 million as of September 30, 2017 from $108.5 million as of December 31, 2016. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, increased 2 days to 57 days as of September 30, 2017, compared to 55 days as of December 31, 2016.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion and debt service from a combination of cash on hand, operating cash flows and funds available through the revolving loan portion of our Amended and Restated Credit Agreement. See debt discussion which follows. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $28.7 million in the nine months ended September 30, 2017 compared to $32.3 million in the nine months ended September 30, 2016, primarily due to the timing of payments and a higher days sales outstanding in the nine months ended September 30, 2017.

Net cash used in investing activities was $90.3 million in the nine months ended September 30, 2017, compared to $6.4 million in the nine months ended September 30, 2016. The primary use for cash in the nine months ended September 30, 2017 was for the Advantage acquisition. Both periods used cash for capital expenditures and acquisition-related settlements, which were partially offset by proceeds from the sale of our education seminars business in the nine months ended September 30, 2016.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $51.7 million, compared to $1.6 million net cash used during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, in the first quarter we paid off our Convertible Notes with a partial cash payment of $5.0 million and extinguishment fees of $0.6 million. We also funded the acquisition of Advantage using our Senior Credit Facility and subsequently refinanced, resulting in net borrowings of $68.5 million on the Senior Credit Facility ($62.0 million in Term Loans and $6.5 million on the Revolving Credit Facility) and debt issuance costs of $0.9 million. In addition, we used cash to pay $1.2 million for shares withheld for taxes, $0.9 million for noncontrolling shareholder payments, and $0.2 million of contingent consideration. During the nine months ended September 30, 2016, we entered into the 2016 Senior Credit Facility which provided us with $40.0 million of borrowings under the Term Loan Facility. Part of the proceeds from the borrowings were used to prepay our $30.0 million Second Lien Term Loan including a prepayment penalty of $0.6 million and $1.2 million of debt issuance costs. In addition, during the nine months ended September 30, 2016, we repaid a net of $8.0 million on our senior secured asset-based credit facility and $0.5 million on our term loan facility. In addition, we used cash to pay $0.6 million for shares withheld for taxes, $0.5 million for noncontrolling shareholder payments, and $0.2 million of contingent consideration.

Debt

Credit Facilities

As more fully described in Note 7 - Debt to our condensed consolidated financial statements, on June 22, 2016, we entered into a senior credit agreement (2016 Credit Agreement), which provided a term loan of $40.0 million (Term Loan) and a revolving credit facility of up to $100.0 million (Revolving Credit Facility) (together with the Term Loan, the 2016 Senior Credit Facilities) both of which would have matured in five years.

Effective July 1, 2017, we completed the acquisition of substantially all of the assets of Advantage, for cash consideration of $86.6 million, net of cash acquired, using available cash and $66.9 million in borrowings under the 2016 Credit Facility, including a $40.0 million Incremental Term Loan. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received during the third quarter as the final adjustment for net working capital.

Effective July 1, 2017, we entered into a Second Amendment to our 2016 Credit Agreement to permit the acquisition of Advantage. Also in connection with the acquisition of Advantage, effective July 1, 2017, pursuant to the 2016 Credit Agreement, we entered into an Incremental Term Loan Agreement which provided us with an incremental term loan of $40.0 million to pay for part of the consideration of the acquisition.

On August 1, 2017, we entered into an Amendment and Restatement to our Credit Agreement (Amended and Restated Credit Agreement) to refinance and increase the current aggregate committed size of the facility to $215.0 million, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). The proceeds of $106.5 million from this refinancing included $6.5 million under the new revolving credit facility, and were used to repay borrowings under our previously existing credit facilities, as well as to pay related interest, fees and expenses. As of September 30, 2017 the Applicable Margin is 2.25% for Eurodollar Loans and LIBOR Index Rate Loans and 1.25% for Base Rate Loans. As of September 30, 2017, we had a $100.0 million Amended Term Loan and $21.6 million in letters of credit outstanding, leaving $93.4 million available under the Amended Revolving Credit Facility. We believe this provides us with the ability to continue to execute our strategy to grow the business.

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

 See Note 7 - Debt to our condensed consolidated financial statement for further information.

Stockholders’ Equity

See Note 10 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2017:

Commitments	Total	2017	2018	2019	2020	2021	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$100,000	$—	$6,875	$7,500	$8,125	$10,000	$67,500
Interest on debt (b)	18,588	711	5,216	3,910	3,653	3,324	1,774
Contingent consideration (c)	7,646	—	830	1,070	5,746	—	—
Operating lease obligations (d)	34,303	1,898	6,562	5,050	4,389	3,974	12,430
	$160,537	$2,609	$19,483	$17,530	$21,913	$17,298	$81,704
_______________

(a)
Under our Amended Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable.

(b)	Interest on debt represents payments due through maturity for our Term Loan, calculated using the October 2, 2017 applicable LIBOR and margin rate totaling 3.5%.

(c)
The contingent consideration represents the estimated payments due to the sellers related to the Mediscan and USR acquisitions, including accretion. In the third quarter of 2017, we determined that one of the contingent consideration earnouts related to the Mediscan acquisition would not be achieved for 2017 and, as a result, the entire earnout was reversed. See Note 3 - Acquisitions to our condensed consolidated financial statements. While it is not certain if, or when, the remaining contingent payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our variable rate debt related to our Amended Credit Facilities. During the nine months ended September 30, 2017 or 2016, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our current credit agreement charges us interest at a rate of LIBOR plus a leverage-based margin. See Note 7 - Debt to our condensed consolidated financial statements for further information.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 3, 2017	By:	/s/ William J. Burns
William J. Burns EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

*10.1	Fourth Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated May 31, 2017

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith