Form 10-Q
period 2018-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2018-05-04
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,399,603 shares of Common Stock, par value $0.0001 per share, as of April 30, 2018.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

March 31, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$32,621	$25,537
Accounts receivable, net of allowances of $3,640 in 2018 and $3,688 in 2017	160,334	173,603
Prepaid expenses	6,143	5,287
Insurance recovery receivable	3,278	3,497
Other current assets	1,093	963
Total current assets	203,469	208,887
Property and equipment, net of accumulated depreciation of $31,794 in 2018 and $30,678 in 2017	13,967	14,086
Goodwill	117,589	117,589
Trade names	26,702	26,702
Other intangible assets, net	59,185	60,976
Non-current deferred tax assets	19,455	20,219
Other non-current assets	19,427	19,228
Total assets	$459,794	$467,687

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$46,810	$50,597
Accrued compensation and benefits	31,586	34,271
Current portion of long-term debt	5,625	6,875
Other current liabilities	3,615	2,845
Total current liabilities	87,636	94,588
Long-term debt, less current portion	92,314	92,259
Long-term accrued claims	29,705	28,757
Contingent consideration	5,082	5,088
Other long-term liabilities	8,956	9,276
Total liabilities	223,693	229,968

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	302,325	305,362
Accumulated other comprehensive loss	(1,554)	(1,166)
Accumulated deficit	(65,275)	(67,111)
Total Cross Country Healthcare, Inc. stockholders' equity	235,500	237,089
Noncontrolling interest in subsidiary	601	630
Total stockholders' equity	236,101	237,719
Total liabilities and stockholders' equity	$459,794	$467,687

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenue from services	$210,288	$207,573
Operating expenses:
Direct operating expenses	156,535	154,298
Selling, general and administrative expenses	45,634	47,236
Bad debt expense	199	323
Depreciation and amortization	2,909	2,191
Acquisition-related contingent consideration	213	270
Acquisition and integration costs	115	—
Restructuring costs	435	—
Total operating expenses	206,040	204,318
Income from operations	4,248	3,255
Other expenses (income):
Interest expense	1,266	1,219
Gain on derivative liability	—	(1,581)
Loss on early extinguishment of debt	—	4,969
Other income, net	(101)	—
Income (loss) before income taxes	3,083	(1,352)
Income tax expense	1,163	366
Consolidated net income (loss)	1,920	(1,718)
Less: Net income attributable to noncontrolling interest in subsidiary	278	292
Net income (loss) attributable to common shareholders	$1,642	$(2,010)

Net income (loss) per share attributable to common shareholders - Basic	$0.05	$(0.06)

Net income (loss) per share attributable to common shareholders - Diluted	$0.05	$(0.08)

Weighted average common shares outstanding:
Basic	35,803	32,872
Diluted	36,087	36,480

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Consolidated net income (loss)	$1,920	$(1,718)

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation (loss) gain	(27)	34
Net change in fair value of hedging transactions	(228)	—
Other comprehensive (loss) income, before income taxes	(255)	34
Income tax benefit related to foreign currency translation adjustments	(4)	—
Income tax benefit related to change in fair value of hedging transactions	(57)	—
Other comprehensive (loss) income, net of tax	(194)	34
Comprehensive income (loss)	1,726	(1,684)
Less: Net income attributable to noncontrolling interest in subsidiary	278	292
Comprehensive income (loss) attributable to common shareholders	$1,448	$(1,976)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Consolidated net income (loss)	$1,920	$(1,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,909	2,191
Provision for allowances	671	1,038
Deferred income tax expense	825	597
Gain on derivative liability	—	(1,581)
Loss on early extinguishment of debt	—	4,969
Equity compensation	469	737
Other non-cash costs	322	635
Changes in operating assets and liabilities:
Accounts receivable	12,598	10,817
Prepaid expenses and other assets	(477)	(264)
Accounts payable and accrued expenses	(5,786)	(16,087)
Other liabilities	(178)	76
Net cash provided by operating activities	13,273	1,410

Cash flows from investing activities
Acquisition-related settlements	(24)	—
Purchases of property and equipment	(1,003)	(1,090)
Net cash used in investing activities	(1,027)	(1,090)

Cash flows from financing activities
Principal payments on Term Loans	(1,250)	(1,000)
Convertible Note cash payment	—	(5,000)
Extinguishment fees	—	(578)
Stock repurchase and retirement	(2,885)	—
Other	(1,014)	(1,005)
Net cash used in financing activities	(5,149)	(7,583)

Effect of exchange rate changes on cash	(13)	34

Change in cash and cash equivalents	7,084	(7,229)
Cash and cash equivalents at beginning of period	25,537	20,630
Cash and cash equivalents at end of period	$32,621	$13,401

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the December 31, 2017 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current year presentation on the condensed consolidated statements of cash flows.

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

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write-off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for customer disputes which may arise in the ordinary course of business, which is recorded as contra-revenue. Historically, losses on uncollectible accounts and sales allowances have not exceeded our allowances.

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

Reconciliations of the beginning and ending total restructuring liability balances are presented below:

	Three Months Ended March 31, 2018
	On-Going Benefit Costs	Exit Costs
	(amounts in thousands)
Balance at beginning of period	$87	$441
Charged to restructuring costs	435	—
Payments	(10)	(54)
Balance at end of period	$512	$387

Derivative Financial Instruments
The Company is exposed to interest rate risk due to the outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, it has entered into an interest rate swap agreement to effectively convert a portion of its variable interest payments to a fixed rate. The principal objective of the interest rate swap is to eliminate or reduce the variability of the cash flows in those interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that changes in the cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive income (loss), net of deferred taxes, within stockholders’ equity and are amortized to interest expense over the term of the related debt as the interest payments are made. As of March 31, 2018, the fair value of the interest rate swap agreement was not material. Future interest rate swap payments will be included in net cash provided by operating activities on the Company’s consolidated statement of cash flows.
In conjunction with entering into the interest rate swap agreement, the Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815) to simplify the application of hedge accounting. See Note 9 - Derivative for full disclosures of the interest rate swap agreement entered into in the first quarter of 2018.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, amended by ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (2017 Tax Act), and require certain disclosures about stranded tax effects. The guidance that requires that the effect of a change in tax laws or rates be included in income is not affected. The amendments would have been effective for the Company in the first quarter of 2019. Adoption of the standard was to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the United States federal corporate tax rate in the 2017 Tax Act is recognized. Early adoption was permitted. The Company adopted this standard in the first quarter of 2018, resulting in the reclassification of a $0.2 million benefit, the stranded tax effect, from retained earnings to accumulated other comprehensive income (loss).

In the first quarter of 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. See Note 3 - Revenue Recognition for additional accounting policy and related disclosures. The Company elected to adopt the standard using a modified retrospective method, which only impacts contracts not completed as of December 31, 2017.

3.    REVENUE RECOGNITION
Revenue Recognition
Revenue from the Company’s services is recognized when control of the promised services are transferred to the Company’s customers, in an amount that reflects the consideration it expects to receive in exchange for the service. The Company has concluded that transfer of control of its staffing services, which represents the majority of its revenues, occurs over time as the services are provided, which is consistent with revenue recognition under the prior guidance.

The following is a description of the nature, amount, timing and uncertainty of revenue and cash flows from which the Company generates revenue.
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services are transferred over time, and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly or bi-weekly aligned with the payment of services to the temporary staff with payment terms of 15 to 60 days. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At March 31, 2018 and December 31, 2017, the Company's estimate of amounts that had been worked but had not been billed totaled $35.4 million and $41.8 million, respectively, and are included in accounts receivable on the consolidated balance sheets.
Other Service Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, which is less than 5% of its consolidated revenue for the three months ended March 31, 2018 and March 31, 2017. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

For the Company’s RPO, other outsourcing, and retained search services revenue is generally recognized in the amount to which the entity has a right to invoice which corresponds directly with the value to the customer. The Company does not, in the ordinary course of business, offer warranties or refunds.
Gross Versus Net Policies
The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:
Managed Service Programs
The Company has certain contracts with acute care facilities to provide comprehensive services through its MSPs. Under these contract arrangements, the Company fulfills the customer’s order with either one of its healthcare professionals or a third-party's professionals (subcontractors). If its healthcare professional is used, the Company determined that it acts as a principal in the arrangement, as the Company is considered the employer of record. Accordingly, revenue is reported on a gross basis on the consolidated statements of operations.

If a subcontractor healthcare professional is used, the customer is invoiced for such services and a subcontractor liability is recorded in accrued expenses, but only the resulting administrative fee is recognized as revenue. The subcontractor is generally paid after the Company has received payment from its customer. The Company determined that it acts as an agent in these arrangements as the Company does not control the services before they are transferred. Accordingly, revenue is reported on a net basis on the consolidated statements of operations.
Physician Staffing
The Physician Staffing business enters into contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in this arrangement and, therefore, revenue is reported on a gross basis on the consolidated statements of operations.

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

	March 31, 2018
	Nurse And Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Temporary Staffing Services	$181,139	$20,230	$—	$201,369
Other Services	3,966	1,330	3,623	8,919
Total	$185,105	$21,560	$3,623	$210,288

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. With respect to FASB ASC 606, Revenue from Contracts with Customers, there were no contract assets or material contract liabilities as of March 31, 2018 and December 31, 2017.

Practical Expedients and Exemptions

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedients and has elected to recognize any incremental costs of obtaining these contracts as expensed when incurred. Further, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

4.    ACQUISITIONS

Advantage RN

Effective July 1, 2017, the Company acquired all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage) for cash consideration of $86.6 million, net of cash acquired. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received during the third quarter of 2017 as the final adjustment for net working capital. Additionally, $0.6 million of the purchase price was deferred as of the closing and is due the seller within 20 months, less any Cobra and healthcare payments incurred by the Company on behalf of the seller. As of March 31, 2018, approximately $0.4 million has been paid for claims and the remaining $0.2 million liability is included in other current liabilities on the Company’s balance sheet.

Included in the amount paid at closing were two escrow accounts, the first was $14.5 million which related to tax liabilities and the second was $7.5 million which was to cover any post-close liabilities. On July 28, 2017, $7.3 million related to the tax liabilities was released from escrow, leaving a balance of $7.2 million, with the escrow to cover post-close liabilities remaining unchanged.

The Company financed the purchase using $19.9 million in available cash and $66.9 million in borrowing under its Credit Facility, including a $40.0 million incremental term loan, which was subsequently refinanced on August 1, 2017. See Note 8 - Debt for further information. The transaction is treated as a purchase of assets for income tax purposes.

Advantage is primarily a travel nurse staffing company that deploys many of its nurses through MSPs and Vendor Management Systems, and Advantage maintains direct relationships with many hospitals throughout the United States. This was a strategic acquisition to help the Company fill its recent MSP contract wins, and for revenue growth.

The acquisition has been accounted for in accordance with FASB ASC 805, Business Combinations, using the acquisition method of accounting. As such, the results of Advantage from July 1, 2017 are included in the Company's consolidated statement of operations. The acquisition results have been substantially aggregated with the Company's Nurse and Allied Staffing business segment and the associated goodwill related to the acquisition of Advantage is fully allocated to Nurse and Allied Staffing.

Pro Forma Financial Information

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the Advantage acquisition had occurred as of January 1, 2017, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $0.2 million for the three months ended March 31, 2017. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

Three Months Ended
March 31, 2017
(unaudited, amounts in thousands except per share data)
Revenue from services	$233,573

Net loss attributable to common shareholders	$(874)

Net loss per common share attributable to common shareholders - basic	$(0.03)

Net loss per common share attributable to common shareholders - diluted	$(0.05)

US Resources Healthcare

On December 1, 2016, the Company completed the acquisition of a recruitment process outsourcing business, US Resources Healthcare, LLC (USR). This acquisition expands the Company's workforce solutions offerings to deliver financial and operating efficiencies through labor optimization services while enhancing the quality of care.

The agreement specified that the sellers were eligible to receive additional purchase price consideration of $4.5 million, with a maximum of $1.0 million for 2017, $2.0 million for 2018, and $1.5 million for 2019, based on attainment of specific performance criteria achieved in each of those years. The earnout for 2017 was not achieved. As of March 31, 2018, the fair value of the remaining obligations was estimated at $0.2 million and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). Earnouts related to the attainment of specific performance criteria in 2016 and 2017 were not achieved. In connection with the Mediscan acquisition, the Company also assumed contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. As of March 31, 2018, payments related to the year 2018 are limited to $0.3 million and 2019 is uncapped. During the three months ended March 31, 2018, the Company paid $0.1 million related to the year 2017. As of March 31, 2018, the fair value of the remaining obligations was estimated at $5.3 million and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

5.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was approximately $1.4 million at March 31, 2018 and $1.2 million at December 31, 2017. The cumulative impact of net changes in derivative instruments included in other comprehensive loss in the condensed consolidated balance sheets was approximately $0.2 million at March 31, 2018. See Note 9 - Derivative.

There was no income tax impact related to foreign currency translation adjustments for the three month period ended March 31, 2017.

6.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2018	2017
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders - Basic	$1,642	$(2,010)
Interest on Convertible Notes	—	694
Gain on derivative liability	—	(1,581)
Net income (loss) attributable to common shareholders - Diluted	$1,642	$(2,897)

Denominator:
Weighted average common shares - Basic	35,803	32,872
Effective of diluted shares:
Share-based awards	284	674
Convertible Notes	—	2,934
Weighted average common shares - Diluted	36,087	36,480

Net income (loss) per share attributable to common shareholders - Basic	$0.05	$(0.06)

Net income (loss) per share attributable to common shareholders - Diluted	$0.05	$(0.08)

For the quarter ended March 31, 2017, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

The Convertible Notes were repaid in full on March 17, 2017. Applying the if-converted method, 2,934,271 shares (the weighted average shares outstanding through March 17, 2017) were included in diluted weighted average shares for the three months ended March 31, 2017 because their effect was dilutive.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$42,909	$19,461	$23,448	$42,909	$18,702	$24,207
Customer relationships	55,524	26,734	28,790	55,524	25,912	29,612
Non-compete agreements	3,919	3,626	293	3,919	3,600	319
Trade names	7,716	1,062	6,654	7,716	878	6,838
Other intangible assets, net	$110,068	$50,883	$59,185	$110,068	$49,092	$60,976
Intangible assets not subject to amortization:
Trade names			26,702			26,702
			$85,887			$87,678

As of March 31, 2018, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2018	$5,375
2019	7,132
2020	7,027
2021	6,819
2022	6,743
Thereafter	26,089
$59,185

As of March 31, 2018, the Company performed a qualitative assessment of each of its reporting units and determined it was less-likely-than-not that the fair value of its reporting units dropped below their carrying value. As a result, management concluded that no impairment testing was warranted as of March 31, 2018. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance. As of March 31, 2018 and December 31, 2017, goodwill by reporting segment was: $88.2 million for Nurse and Allied Staffing, $20.0 million for Physician Staffing, and $9.4 million for Other Human Capital Management Services, totaling $117.6 million.

8.    DEBT

The Company's long-term debt consists of the following:

	March 31, 2018		December 31, 2017
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 3.91% and 3.61% at March 31, 2018 and December 31, 2017, respectively	$98,750	$(811)	$100,000	$(866)
Less current portion	(5,625)	—	(6,875)	—
Long-term debt	$93,125	$(811)	$93,125	$(866)

As of March 31, 2018, the aggregate scheduled maturities of the term loan are as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2018	$5,625
2019	7,500
2020	8,125
2021	10,000
2022	67,500
Thereafter	—
Total	$98,750
Amended and Restated Senior Credit Facility

The Company has an Amended and Restated Credit Agreement entered into August 1, 2017 (Amended and Restated Credit Agreement) with a maturity date of July 31, 2022, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). The Amended Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit.

The Amended and Restated Credit Agreement includes an accordion feature permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Amended Revolving Credit Facility or establish one or more additional term loans in an aggregate amount not to exceed $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders.

Borrowings under the Amended Term Loan are payable in quarterly installments, which commenced January 2, 2018, in an aggregate per annum amount equal to 5% for the first four installments, 7.5% for the next eight installments, and 10% for the remaining installments; provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date.

Subject to the Amended and Restated Credit Agreement, the Company pays interest on (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time, and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, is a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date as set forth in the table below.

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

As of March 31, 2018, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 2.25%. The interest rate is subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.30% as of March 31, 2018. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt. See Note 9 - Derivative.

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

The Amended and Restated Credit Agreement also includes two financial covenants: (i) limiting a maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending through June 30, 2018, 3.25:1.00 for the fiscal quarters ending September 30, 2018 through June 30, 2019, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of March 31, 2018, the Company was in compliance with the financial covenants and other covenants contained in the Amended and Restated Credit Agreement.

The obligations under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).
As of March 31, 2018, the Company had $21.6 million letters of credit outstanding and $93.4 million available under the Amended Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

Convertible Notes

The Company and certain of its domestic subsidiaries had a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders) for an aggregate of $25.0 million of Convertible Notes. Subject to certain exceptions, the Company was not permitted to redeem the Convertible Notes until June 30, 2017. On March 17, 2017, the Company paid in full the Convertible Notes. In connection with the repayment, the Company issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock, par value $0.0001, and cash in the aggregate amount of $5.6 million (of which $5.0 million is included in repayment of debt and $0.6 million is presented as extinguishment fees, both within financing activities on the condensed consolidated statements of cash flows). Upon derecognition of the net carrying amounts of the Convertible Notes (the remaining $20.0 million after the $5.0 million cash payment) and derivative liability ($26.0 million), the Company recognized a non-cash charge of $5.0 million as loss on early extinguishment and a non-cash addition to additional paid-in capital of $46.0 million for the fair value of the shares, which is not presented on the condensed consolidated statements of cash flows. The loss on early extinguishment of debt in the three months ended March 31, 2017 includes the write-off of unamortized loan fees and remaining interest due through the Forced Conversion date (defined below) of June 30, 2017.

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

9.    DERIVATIVE

In March 2018, the Company entered into an interest rate swap, with an effective date of April 2, 2018 and termination date of August 1, 2022. No initial investments were made to enter into the agreement. The interest rate swap agreement requires the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount beginning at $48.8 million (corresponding with its term loan payment schedule), and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. The interest rate swap effectively fixes the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: deferred compensation liability included in other long-term liabilities, interest rate swap agreements included in other current liabilities, and contingent consideration liabilities.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation liabilities. The Company’s deferred compensation liabilities are measured using publicly available indices that define the liability amounts, as per the plan documents.

Interest rate swap agreement—The Company utilized Level 2 inputs to value its interest rate swap agreement. See Note 8 - Debt and Note 9 - Derivative.

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan and USR are contingent upon meeting certain performance requirements through 2019. The long-term portion of these liabilities is included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration liability has been measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. The USR contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones. See Note 4 - Acquisitions.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	March 31, 2018	December 31, 2017
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,446	$1,467
(Level 2)
Interest rate swaps	$228	$—
(Level 3)
Contingent consideration liabilities	$5,480	$5,368

The Mediscan acquisition on October 30, 2015 and the USR acquisition on December 1, 2016 included contingent consideration liabilities. Valuation adjustments and accretion expense is included as acquisition-related contingent consideration on the condensed consolidated statements of operations. See Note 4 - Acquisitions. The opening balances reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

Contingent Consideration
Liabilities
(amounts in thousands)
December 31, 2017	$5,368
Payments/Settlements	(100)
Accretion expense	212
March 31, 2018	$5,480

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill, trade names, and other intangible assets during the fourth quarter of 2017, the carrying value of goodwill and trade names in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs. For the three months ended March 31, 2018, no impairment charges were recognized.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$97,939	$99,000	$99,134	$100,500

Concentration of Credit Risk:

The Company has invested its excess cash in highly-rated overnight funds and other highly-rated liquid accounts. The Company is exposed to credit risk associated with these investments, as the cash balances typically exceed the current Federal Deposit Insurance Corporation (FDIC) limit of $250,000. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions and diversifying its counterparties.

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

Stock Repurchase Program

During the first quarter of 2018, the Company repurchased and retired 242,400 shares of its Common Stock for $2.9 million, at an average market price of $11.88 per share, under an authorized share repurchase program. During the three months ended March 31, 2017, the Company did not repurchase any shares of its Common Stock.

As of March 31, 2018, the Company may repurchase an additional 700,043 remaining shares of Common Stock under the current authorized share repurchase program, subject to certain conditions in the Company's Amended and Restated Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $5.0 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its Amended and Restated Credit Agreement. At March 31, 2018, the Company had 35,705,789 shares of Common Stock outstanding.

Shares Issued

On March 17, 2017, the Company paid in full its Convertible Notes. In connection with the repayment, the Company issued 3,175,584 shares to the noteholders. See Note 8 - Debt.

Share-Based Payments

Restricted stock awards granted under the Company’s 2014 Omnibus Incentive Plan, Amended and Restated effective May 23, 2017 (2017 Plan), entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. The shares vest ratably over a three year period ending on the anniversary date of the grant, and vesting is subject to the employee's continuing employment. There is no partial vesting and any unvested portion is forfeited. Pursuant to the 2017 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the three months ended March 31, 2018:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2018	515,601	$13.03	257,575	$13.49
Granted	308,476	$11.11	238,328	$11.11
Vested	(157,598)	$12.89	—	$—
Forfeited	(36,525)	$13.22	(26,956)	$13.55
Unvested restricted stock awards, March 31, 2018	629,954	$12.14	468,947	$12.28

During the three months ended March 31, 2018, $0.5 million was included in selling, general and administrative expenses related to share-based payments, and a net of 101,834 shares of Common Stock were issued upon the vesting of restricted stock.

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

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the Unites States. Substantially all of the results of the Advantage acquisition have been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 4 - Acquisitions.

●
Physician Staffing – Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

●
Other Human Capital Management Services – Other Human Capital Management Services includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the United States.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, acquisition-

related contingent consideration, acquisition and integration costs, restructuring costs, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company’s management does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$185,105	$183,108
Physician Staffing	21,560	21,464
Other Human Capital Management Services	3,623	3,001
	$210,288	$207,573

Contribution income:
Nurse and Allied Staffing	$16,760	$15,622
Physician Staffing	1,500	820
Other Human Capital Management Services	312	(440)
	18,572	16,002

Unallocated corporate overhead	10,652	10,286
Depreciation and amortization	2,909	2,191
Acquisition-related contingent consideration	213	270
Acquisition and integration costs	115	—
Restructuring costs	435	—
Income from operations	$4,248	$3,255

13.    COMMITMENTS AND CONTINGENCIES

Contingencies:

Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. Non-income tax expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of March 31, 2018 and December 31, 2017, on its condensed consolidated balance sheets.

14.	INCOME TAXES

For the three month period ended March 31, 2018, the Company calculated its effective tax rate estimating its annual effective tax rate as opposed to the quarter ended March 31, 2017, whereby the Company calculated its effective tax rate based on year-to-date results in accordance with the Income Taxes Topic of the FASB ASC. The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 37.7% and negative 27.1%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 35.3% and negative 53.8%, respectively. The effective tax rate for the first quarter of 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers' compensation limitation, and state taxes. The effective tax rate for the first quarter of 2017 was primarily impacted by the amortization of indefinite-lived intangible assets for tax purposes and international and state taxes.
During the fourth quarter of 2017, the Company concluded that it was more likely than not that a benefit from a substantial portion of its United States federal and state deferred tax assets would be realized and released the majority of its valuation allowance. The Company will continue to assess the realizability of its deferred tax assets and, as of March 31, 2018, has maintained a $1.1 million valuation allowance against certain state net operating losses.

The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting required under the Income Taxes Topic of the FASB ASC. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under the Income Taxes Topic of the FASB ASC is complete. To the extent that a company's accounting for certain income tax effects is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. The ultimate impact of the 2017 Tax Act in our financial statements is provisional with regard to certain foreign tax provisions and may differ from our estimates due to changes in the interpretations and assumptions made by us as well as additional regulatory guidance that may be issued.

As of March 31, 2018, the Company had approximately $0.6 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($4.3 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the three months ended March 31, 2018, the Company had gross increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years of 2008 and 2010 through 2017 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company provided services to customers affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was less than $0.1 million and approximately $1.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Accounts receivable due from these hospitals at March 31, 2018 and December 31, 2017 were less than $0.1 million and approximately $0.4 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in Cross Country Talent Acquisition Group, LLC (formerly InteliStaf of Oklahoma, LLC), a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $4.4 million and $4.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had a receivable balance of $0.6 million and $0.8 million, respectively, and a payable balance of $0.3 million.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million in rent expense for these premises for the three months ended March 31, 2018 and March 31, 2017, respectively.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company has implemented a lease management software application tool and is currently assessing the impact the that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company expects the valuation of right of use assets and lease liabilities, previously described to be operating leases, to be the present value of the forecasted future lease commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of the Company. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed for the year ended December 31, 2017.

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 74 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, recruitment process outsourcing (RPO), and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 88% of our total revenue in the first quarter of 2018. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Substantially all of the results of the acquisition of Advantage have been aggregated with our Nurse and Allied Staffing business segment. See Note 4 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 10% of our total revenue in the first quarter of 2018. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the United States.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue in the first quarter of 2018. OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the United States.

Summary of Operations

For the quarter ended March 31, 2018, revenue from services grew 1% year-over-year to $210.3 million, with growth in all three of our reporting segments. The increase was primarily due to the Advantage acquisition, offset by declines in our legacy travel nurse operations resulting from fewer overall placements and lower renewal rates, as well as a lower percentage of billable hours for premium rate business. The number of travel nurse placements was impacted by a lower base due to the severe weather in the second half of 2017, and a lower renewal rate at certain large customers at the end of 2017. However, renewal rates reverted back to a more normal level in the first quarter of 2018. The slight increase in our Physician Staffing segment is due to growth in advanced practices, which includes certified registered nurse anesthetists, nurse practitioners, and physician assistants. Also, our physician and executive search business had strong revenue growth over the prior year. The ramp up of MSPs previously secured in 2017, and a couple of new wins in the first quarter of 2018, are expected to have a positive impact on revenue in the second half of 2018. We continue to manage our selling, general and administrative expenses as we remain committed to improving operating leverage and overall profitability. As part of our cost saving initiatives, we incurred $0.4 million in restructuring charges during the first quarter of 2018. Net income attributable to common shareholders was $1.6 million, or $0.05 per diluted share.
For the three months ended March 31, 2018, we generated cash flow from operating activities of $13.3 million. In addition, in the first quarter of 2018, we repurchased and retired 242,400 shares of Common Stock for $2.9 million, at an average market price of $11.88 per share, pursuant to the current authorized share repurchase program. See Note 11 - Stockholders' Equity to our condensed consolidated financial statements. As of March 31, 2018, we had $32.6 million of cash and cash equivalents and $98.8 million outstanding on our Term Loan, at par. There were no borrowings drawn on our $115.0 million revolving credit facility, with $21.6 million of letters of credit outstanding, leaving $93.4 million available for borrowings under the revolving credit facility. During the first quarter of 2018, we entered into a fixed interest rate swap, executed on 50% of the outstanding notional amount of our Amended Term Loan. See Note 8 - Debt and Note 9 - Derivative to our condensed consolidated financial statements.

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

Physician Staffing
Days filled is calculated by dividing the total hours invoiced during the period, including an estimate for the impact of accrued revenue, by 8 hours. Prior periods have been recalculated to include the impact of the accrued revenue.

Revenue per day filled is calculated by dividing revenue as reported by days filled for the period presented. Prior periods have been recalculated to include the impact of the accrued revenue and days.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended
	March 31,
	2018	2017
Revenue from services	100.0%	100.0%
Direct operating expenses	74.4	74.3
Selling, general and administrative expenses	21.7	22.8
Bad debt expense	0.1	0.2
Depreciation and amortization	1.4	1.0
Acquisition-related contingent consideration	0.1	0.1
Acquisition and integration costs	0.1	—
Restructuring costs	0.2	—
Income from operations	2.0	1.6
Interest expense	0.6	0.6
Gain on derivative liability	—	(0.7)
Loss on early extinguishment of debt	—	2.4
Other income, net	(0.1)	—
Income (loss) before income taxes	1.5	(0.7)
Income tax expense	0.6	0.2
Consolidated net income (loss)	0.9	(0.9)
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.1
Net income (loss) attributable to common shareholders	0.8%	(1.0)%

Comparison of Results for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2018	2017	$	%
	(Amounts in thousands)
Revenue from services	$210,288	$207,573	$2,715	1.3%
Direct operating expenses	156,535	154,298	2,237	1.4%
Selling, general and administrative expenses	45,634	47,236	(1,602)	(3.4)%
Bad debt expense	199	323	(124)	(38.4)%
Depreciation and amortization	2,909	2,191	718	32.8%
Acquisition-related contingent consideration	213	270	(57)	(21.1)%
Acquisition and integration costs	115	—	115	100.0%
Restructuring costs	435	—	435	100.0%
Income from operations	4,248	3,255	993	30.5%
Interest expense	1,266	1,219	47	3.9%
Gain on derivative liability	—	(1,581)	1,581	100.0%
Loss on early extinguishment of debt	—	4,969	(4,969)	(100.0)%
Other income, net	(101)	—	(101)	(100.0)%
Income (loss) before income taxes	3,083	(1,352)	4,435	328.0%
Income tax expense	1,163	366	797	217.8%
Consolidated net income (loss)	1,920	(1,718)	3,638	211.8%
Less: Net income attributable to noncontrolling interest in subsidiary	278	292	(14)	(4.8)%
Net income (loss) attributable to common shareholders	$1,642	$(2,010)	$3,652	181.7%

Revenue from services

Revenue from services increased 1.3%, to $210.3 million for the three months ended March 31, 2018, as compared to $207.6 million for the three months ended March 31, 2017, due primarily to the impact of the acquisition of Advantage, offset by volume declines in our legacy travel nurse operations. Excluding the impact of Advantage, revenue decreased $17.3 million or 8.4%. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $2.2 million or 1.4%, to $156.5 million for the three months ended March 31, 2018, as compared to $154.3 million for the three months ended
March 31, 2017. As a percentage of total revenue, direct operating expenses increased to 74.4% compared to 74.3% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 3.4%, to $45.6 million for the three months ended March 31, 2018, as compared to $47.2 million for the three months ended March 31, 2017, despite the added expenses from the acquisition of Advantage. As a percentage of total revenue, selling, general and administrative expenses decreased to 21.7% for the three months ended March 31, 2018 as compared to 22.8% for the three months ended March 31, 2017, reflecting the cost savings initiatives completed over the last several quarters.

Depreciation and amortization expense

Depreciation and amortization expense increased to $2.9 million for the three months ended March 31, 2018 from $2.2 million for the three months ended March 31, 2017, primarily due to the additional amortization of other intangible assets of

Advantage. As a percentage of revenue, depreciation and amortization expense was 1.4% and 1.0% for the three months ended March 31, 2018 and 2017, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration, comprised of accretion on our contingent consideration liabilities for our Mediscan and USR acquisitions, totaled $0.2 million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. See Note 10 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the three months ended March 31, 2018 were $0.1 million and primarily related to integration-related costs for the Advantage acquisition. There were no such costs for the three months ended March 31, 2017. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $0.4 million during the three months ended March 31, 2018 and related to severance costs incurred in connection with our cost savings initiatives. There were no such severance costs for the three months ended March 31, 2017.

Interest expense

Interest expense was $1.3 million for the three months ended March 31, 2018, compared to $1.2 million for the three months ended March 31, 2017, primarily due to higher average borrowings partially offset by a lower effective interest rate. The effective interest rate on our borrowings decreased to 4.4% for the three month period ended March 31, 2018 compared to 7.1% for the three months ended March 31, 2017, primarily due to the payoff of our $25.0 million, 8% fixed rate Convertible Notes on March 17, 2017. See Note 8 - Debt.

Gain on derivative liability

We incurred a gain on derivative liability of $1.6 million for the three months ended March 31, 2017 related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarter through the payoff date, primarily resulting from a decrease in our share price. There were no such charges incurred for the three months ended March 31, 2018. See Note 8 - Debt to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt relates to the early repayment of our Convertible Notes and was $5.0 million for the three months ended March 31, 2017. See Note 8 - Debt.

Income tax expense

Income tax expense totaled $1.2 million for the three months ended March 31, 2018, compared to $0.4 million for the three months ended March 31, 2017. The effective tax rate for the first quarter of 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and state taxes. The effective tax rate for the first quarter of 2017 was primarily impacted by the amortization of indefinite-lived intangible assets for tax purposes, international and state taxes.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$185,105	$183,108
Physician Staffing	21,560	21,464
Other Human Capital Management Services	3,623	3,001
	$210,288	$207,573

Contribution income:
Nurse and Allied Staffing	$16,760	$15,622
Physician Staffing	1,500	820
Other Human Capital Management Services	312	(440)
	18,572	16,002

Unallocated corporate overhead	10,652	10,286
Depreciation and amortization	2,909	2,191
Acquisition-related contingent consideration	213	270
Acquisition and integration costs	115	—
Restructuring costs	435	—
Income from operations	$4,248	$3,255

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2018	2017	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,466	7,204	262	3.6%
Average Nurse and Allied Staffing revenue per FTE per day	$275	$282	(7)	(2.5)%

Physician Staffing statistical data: (a)
Days filled	14,250	14,052	198	1.4%
Revenue per day filled	$1,513	$1,527	(14)	(0.9)%

(a)	See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

See Note 12 - Segment Data.

Segment Comparison - Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $2.0 million, or 1.1%, to $185.1 million for the three months ended March 31, 2018, compared to $183.1 million for the three months ended March 31, 2017, predominantly due to the Advantage acquisition. Excluding the Advantage acquisition, revenue decreased $18.1 million, or 9.9%, primarily driven by volume. As noted in the Summary of Operations, the number of travel nurse placements was impacted by a lower base due to the severe weather late in 2017 and a lower renewal rate at certain large customers at the end of 2017.

Contribution income from Nurse and Allied Staffing increased $1.2 million or 7.3%, to $16.8 million for the three months ended March 31, 2018, compared to $15.6 million for the three months ended March 31, 2017, due to improved operating leverage. As a percentage of segment revenue, contribution income was 9.1% for the three months ended March 31, 2018, compared to 8.5% for the three months ended March 31, 2017.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended March 31, 2018 increased 3.6% from the three months ended March 31, 2017, primarily due to the added FTEs from the Advantage acquisition and an increase in volume in education healthcare staffing, partially offset by the declines in travel nurse staffing. The average Nurse and Allied Staffing revenue per FTE per day decreased 2.5%, reflecting a change in mix of business, including a lower percentage of billable hours for premium rate business.

Physician Staffing

Revenue from Physician Staffing increased $0.1 million, an increase of less than 1.0%, to $21.6 million for the three months ended March 31, 2018, compared to $21.5 million for the three months ended March 31, 2017, primarily due to a higher number of days filled, partly offset by the mix of business.

Contribution income from Physician Staffing increased $0.7 million, or 82.9%, to $1.5 million for the three months ended March 31, 2018, compared to $0.8 million for the three months ended March 31, 2017, primarily due to gross margin expansion and cost savings initiatives, which led to higher operating leverage in the business. As a percentage of segment revenue, contribution income was 7.0% for the three months ended March 31, 2018, compared to 3.8% for the three months ended March 31, 2017.

Operating Metrics

Total days filled were 14,250 as compared with 14,052 in the prior year. Revenue per day filled was $1,513 as compared with $1,527 in the prior year, down 1% due to a shift in mix between advanced practice and physician staffing.

Other Human Capital Management Services

Revenue from OHCMS increased $0.6 million, or 20.7%, to $3.6 million for the three months ended March 31, 2018, compared to $3.0 million for the three months ended March 31, 2017, primarily due to growth in both executive and physician searches.

Segment contribution income for the three months ended March 31, 2018 increased to $0.3 million from a loss of $0.4 million for the three months ended March 31, 2017, reflecting improved operating leverage in the business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $10.7 million for the three months ended March 31, 2018, compared to $10.3 million for the three months ended March 31, 2017. As a percentage of consolidated revenue, unallocated corporate overhead was 5.1% for the three months ended March 31, 2018 and 5.0% for the three months ended March 31, 2017.

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2018, we had $32.6 million in cash and cash equivalents and $98.8 million of Term Loan outstanding, at par. Working capital increased to $115.8 million as of March 31, 2018 from $114.3 million as of December 31, 2017. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, decreased 3 days to 55 days as of March 31, 2018, compared to 58 days as of December 31, 2017.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, and debt service from a combination of cash on hand, operating cash flows, and funds available through the revolving loan portion of our Amended and Restated Credit Agreement. See debt discussion which follows. In the second quarter of 2018, we are planning to launch a new initiative to replace our legacy system which supports the travel nurse staffing operations. The total cost of the initiative is expected to be approximately $10 million to $12 million with expected completion in late 2019. We expect the majority of the costs for the initiative to be capitalized. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $13.3 million in the three months ended March 31, 2018, compared to $1.4 million in the three months ended March 31, 2017, primarily due to higher collections and the timing of payments in the three months ended March 31, 2018.

Net cash used in investing activities was $1.0 million in the three months ended March 31, 2018, compared to $1.1 million in the three months ended March 31, 2017, primarily for capital expenditures in both periods.

Net cash used in financing activities during the three months ended March 31, 2018 was $5.1 million, compared to $7.6 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, we used cash to repurchase $2.9 million in shares of Common Stock, repay $1.2 million on our Term Loan, pay $0.6 million for shares withheld for taxes, $0.3 million for noncontrolling shareholder payments, and $0.1 million for contingent consideration. During the three months ended March 31, 2017, we repaid our Convertible Notes with a partial cash payment of $5.0 million and paid $0.6 million in related extinguishment fees. We also reduced the principal amount of our term debt by $1.0 million. In addition, we used cash to pay $0.7 million for shares withheld for taxes, $0.2 million for noncontrolling shareholder payments, and $0.1 million for capital lease obligations.

Debt

Credit Facilities

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, our Amended and Restated Credit Agreement, entered into on August 1, 2017, provides us with a $215.0 million committed facility, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). As of March 31, 2018, the Applicable Margin, as defined in the Amended and Restated Credit Agreement, is 2.25% for Eurodollar Loans and LIBOR Index Rate Loans and 1.25% for Base Rate Loans. As of March 31, 2018, we had $98.8 million remaining on the Amended Term Loan and $21.6 million in letters of credit outstanding, leaving $93.4 million available under the Amended Revolving Credit Facility. We believe this provides us with the ability to continue to execute our strategy to grow the business.

Convertible Notes

On March 17, 2017, we paid in full our fixed rate 8% Convertible Notes. The Convertible Notes, had an aggregate principal amount of $25.0 million, and were convertible into shares of our Common Stock, at a conversion price of $7.10 per share. As a result of the early repayment, we recognized $5.0 million as loss on early extinguishment of debt.

At inception of the Convertible Notes, and at the time of the payoff, the conversion price of $7.10 was below the market price. The initial agreement allowed us to force conversion of the Notes only after three years, beginning July 1, 2017, and if the

VWAP exceeded 125% of the Conversion Price for 20 days of a 30 day trading period (the threshold was $8.88, which we were well above). As such, we and the Noteholders agreed to an early settlement at fair value based on the stock price. In connection with the repayment, we issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock and cash in the aggregate amount of $5.6 million.

 See Note 8 - Debt to our condensed consolidated financial statement for further information.

Stockholders’ Equity

See Note 11 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of March 31, 2018:

Commitments	Total	2018	2019	2020	2021	2022	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$98,750	$5,625	$7,500	$8,125	$10,000	$67,500	$—
Interest on debt (b)	20,722	4,835	4,921	4,588	4,163	2,215	—
Contingent consideration (c)	7,291	180	399	6,712	—	—	—
Operating lease obligations (d)	34,679	5,572	6,055	5,154	4,553	4,191	9,154
	$161,442	$16,212	$18,875	$24,579	$18,716	$73,906	$9,154
_______________

(a)
Under our Amended Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable. As of March 31, 2018, we are in compliance with the financial covenants and other covenants contained in the Credit Agreement.

(b)
Interest on debt represents payments due through maturity for our Term Loan, calculated using the April 2, 2018 applicable LIBOR and margin rate totaling 4.1% on 50% of the Term Loan balance, and a fixed interest rate of 4.9% on the other 50% of the Term Loan balance, taking into account the interest rate swap. See Note 9 - Derivative.

(c)
The contingent consideration represents the estimated payments due to the sellers related to the Mediscan and USR acquisitions, including accretion. See Note 4 - Acquisitions to our condensed consolidated financial statements. While it is not certain if, or when, the remaining contingent payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

(d)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

See Note 13 - Commitments and Contingencies to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC, other than the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as discussed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 16 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of our revolving loan and term loans under our Credit Agreement, which bears interest based on floating rates. Refer to Liquidity and Capital Resources - Credit Agreement included in Item 2. Management’s Discussion and Analysis above for further discussion about our Credit Agreement and related interest rate swap effective beginning in the second quarter of 2018. For every 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.0 million in the first quarter of 2018 and $0.4 million in the first quarter of 2017.

Other Risks

There have been no material changes to our other exposures as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

The evaluation has not identified any changes in our internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not believe the outcome of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31,
2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2008, our Board of Directors authorized its most recent stock repurchase program whereby we may purchase up to an additional 1.5 million shares of our common stock, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion.
During the three months ended March 31, 2018, we purchased, under this program, a total of 242,400 shares at an average price of $11.88 per share. A summary of the repurchase activity for the period covered by this report follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	—	$—	—	942,443
February 1 - February 28, 2018	—	$—	—	942,443
March 1 - March 31, 2018	242,400	$11.88	242,400	700,043
Total January 1 - March 31, 2018	242,400		242,400	700,043

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 4, 2018	By:	/s/ Christopher R. Pizzi
Christopher R. Pizzi SVP & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description

*14.1	Code of Ethics, revised February 2, 2016

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Christopher R. Pizzi, SVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Christopher R. Pizzi, SVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith