Form 10-Q
period 2018-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2018-08-02
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,294,714 shares of Common Stock, par value $0.0001 per share, as of July 27, 2018.

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

June 30, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$32,559	$25,537
Accounts receivable, net of allowances of $3,609 in 2018 and $3,688 in 2017	162,424	173,603
Prepaid expenses	6,433	5,287
Insurance recovery receivable	3,074	3,497
Other current assets	1,210	963
Total current assets	205,700	208,887
Property and equipment, net of accumulated depreciation of $32,958 in 2018 and $30,678 in 2017	14,072	14,086
Goodwill	117,589	117,589
Trade names	26,702	26,702
Other intangible assets, net	57,392	60,976
Non-current deferred tax assets	18,382	20,219
Other non-current assets	19,364	19,228
Total assets	$459,201	$467,687

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$46,772	$50,597
Accrued compensation and benefits	32,559	34,271
Current portion of long-term debt	6,250	6,875
Other current liabilities	2,861	2,845
Total current liabilities	88,442	94,588
Long-term debt, less current portion	90,494	92,259
Long-term accrued claims	29,215	28,757
Contingent consideration	5,302	5,088
Other long-term liabilities	8,877	9,276
Total liabilities	222,330	229,968

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	301,353	305,362
Accumulated other comprehensive loss	(1,160)	(1,166)
Accumulated deficit	(63,930)	(67,111)
Total Cross Country Healthcare, Inc. stockholders' equity	236,267	237,089
Noncontrolling interest in subsidiary	604	630
Total stockholders' equity	236,871	237,719
Total liabilities and stockholders' equity	$459,201	$467,687

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue from services	$204,572	$209,313	$414,860	$416,886
Operating expenses:
Direct operating expenses	150,883	152,785	307,418	307,083
Selling, general and administrative expenses	45,284	46,600	90,918	93,836
Bad debt expense	611	326	810	649
Depreciation and amortization	2,963	2,285	5,872	4,476
Acquisition-related contingent consideration	220	281	433	551
Acquisition and integration costs	76	587	191	587
Restructuring costs	193	—	628	—
Total operating expenses	200,230	202,864	406,270	407,182
Income from operations	4,342	6,449	8,590	9,704
Other expenses (income):
Interest expense	1,447	535	2,713	1,754
Gain on derivative liability	—	—	—	(1,581)
Loss on early extinguishment of debt	—	—	—	4,969
Other income, net	(98)	(59)	(199)	(59)
Income before income taxes	2,993	5,973	6,076	4,621
Income tax expense	1,169	753	2,332	1,119
Consolidated net income	1,824	5,220	3,744	3,502
Less: Net income attributable to noncontrolling interest in subsidiary	285	370	563	662
Net income attributable to common shareholders	$1,539	$4,850	$3,181	$2,840

Net income per share attributable to common shareholders - Basic	$0.04	$0.14	$0.09	$0.08

Net income per share attributable to common shareholders - Diluted	$0.04	$0.13	$0.09	$0.05

Weighted average common shares outstanding:
Basic	35,652	35,651	35,727	34,269
Diluted	35,832	36,021	35,959	36,250

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated net income	$1,824	$5,220	$3,744	$3,502

Other comprehensive income, before income tax:
Unrealized foreign currency translation (loss) gain	(63)	24	(90)	58
Unrealized gain on interest rate contracts	247	—	19	—
Reclassification adjustment to interest expense	86	—	86	—
	270	24	15	58
Taxes on other comprehensive income:
Income tax benefit related to foreign currency translation adjustments	(13)	—	(17)	—
Income tax expense related to unrealized gain on interest rate contracts	62	—	5	—
Income tax expense related to reclassification adjustment to interest expense	22	—	22	—
	71	—	10	—
Other comprehensive income, net of tax	199	24	5	58
Comprehensive income	2,023	5,244	3,749	3,560
Less: Net income attributable to noncontrolling interest in subsidiary	285	370	563	662
Comprehensive income attributable to common shareholders	$1,738	$4,874	$3,186	$2,898

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Consolidated net income	$3,744	$3,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,872	4,476
Provision for allowances	2,371	1,935
Deferred income tax expense	1,868	1,200
Gain on derivative liability	—	(1,581)
Loss on early extinguishment of debt	—	4,969
Equity compensation	1,383	2,015
Other non-cash costs	651	1,002
Changes in operating assets and liabilities:
Accounts receivable	8,808	15,783
Prepaid expenses and other assets	(999)	279
Accounts payable and accrued expenses	(4,930)	(8,449)
Other liabilities	(829)	394
Net cash provided by operating activities	17,939	25,525

Cash flows from investing activities
Acquisition-related settlements	(26)	—
Purchases of property and equipment	(2,289)	(3,386)
Net cash used in investing activities	(2,315)	(3,386)

Cash flows from financing activities
Principal payments on Term Loans	(2,500)	(1,500)
Convertible Note cash payment	—	(5,000)
Extinguishment fees	—	(578)
Stock repurchase and retirement	(4,700)	—
Other	(1,366)	(1,778)
Net cash used in financing activities	(8,566)	(8,856)

Effect of exchange rate changes on cash	(36)	23

Change in cash and cash equivalents	7,022	13,306
Cash and cash equivalents at beginning of period	25,537	20,630
Cash and cash equivalents at end of period	$32,559	$33,936

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Reconciliations of the beginning and ending total restructuring liability balances are presented below:

	On-Going Benefit Costs	Exit Costs
	(amounts in thousands)
Balance at January 1, 2018	$87	$441
Charged to restructuring costs	435	—
Payments	(10)	(54)
Balance at March 31, 2018	512	387
Charged to restructuring costs	175	18
Payments	(254)	(59)
Balance at June 30, 2018	$433	$346

Derivative Financial Instruments
The Company is exposed to interest rate risk due to the outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, the Company has entered into an interest rate swap agreement to effectively convert a portion of its variable interest payments to a fixed rate. The principal objective of the interest rate swap is to eliminate or reduce the variability of the cash flows in those interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that changes in the cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive income (loss), net of deferred taxes, within stockholders’ equity and are amortized to interest expense over the term of the related debt as the interest payments are made. Future interest rate swap payments will be included in net cash provided by operating activities on the Company’s consolidated statement of cash flows.
In conjunction with entering into the interest rate swap agreement, the Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815) to simplify the application of hedge accounting. See Note 9 - Derivative.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, amended by ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments allow for a reclassification between accumulated other comprehensive income and retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (2017 Tax Act), and require certain disclosures about stranded tax effects. The guidance that requires that the effect of a change in tax laws or rates be included in income is not affected. The amendments would have been effective for the Company in the first quarter of 2019. Adoption of the standard was to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the United States federal corporate tax rate in the 2017 Tax Act is recognized. Early adoption was permitted. The Company adopted this standard in 2018, with no material impact on its consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. See Note 3 - Revenue Recognition for additional accounting policy and related disclosures. The Company elected to adopt the standard using a modified retrospective method, which only impacts contracts not completed as of December 31, 2017.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services are transferred over time, and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly or bi-weekly and is aligned with the payment of services to the temporary staff, with payment terms of 15 to 60 days. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At June 30, 2018 and December 31, 2017, the Company's estimate of amounts that had been worked but had not been billed totaled $36.2 million and $41.8 million, respectively, and are included in accounts receivable on the consolidated balance sheets.
Other Service Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, which is less than 5% of its consolidated revenue for the six months ended June 30, 2018 and June 30, 2017. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

For the Company’s RPO, other outsourcing, and retained search services, revenue is generally recognized in the amount to which the entity has a right to invoice which corresponds directly with the value to the customer. The Company does not, in the ordinary course of business, offer warranties or refunds.
Gross Versus Net Policies
The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:
Managed Service Programs
The Company has certain contracts with acute care facilities to provide comprehensive services through its MSPs. Under these contract arrangements, the Company fulfills the customer’s order with either one of its healthcare professionals or a third-party's professionals (subcontractors). If the Company's healthcare professional is staffed, it is determined that the Company acts as a principal in the arrangement, as the Company is considered the employer of record. Accordingly, revenue is reported on a gross basis on the consolidated statements of operations.

If a subcontracted healthcare professional is staffed, the customer is invoiced for such services and a subcontractor liability is recorded in accrued expenses, but only the resulting administrative fee is recognized as revenue. The subcontractor is generally paid after the Company has received payment from its customer. The Company determined that it acts as an agent in these arrangements as the Company does not control the services before they are transferred. Accordingly, revenue is reported on a net basis on the consolidated statements of operations.
Physician Staffing
The Physician Staffing business enters into contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in this arrangement and, therefore, revenue is reported on a gross basis on the consolidated statements of operations.

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

	Three Months ended June 30, 2018
	Nurse And Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Temporary Staffing Services	$175,690	$19,943	$—	$195,633
Other Services	3,649	1,391	3,899	8,939
Total	$179,339	$21,334	$3,899	$204,572

	Six Months ended June 30, 2018
	Nurse And Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Temporary Staffing Services	$356,829	$40,173	$—	$397,002
Other Services	7,615	2,721	7,522	17,858
Total	$364,444	$42,894	$7,522	$414,860

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. With respect to FASB ASC 606, Revenue from Contracts with Customers, there were no contract assets or material contract liabilities as of June 30, 2018 and December 31, 2017.

Practical Expedients and Exemptions

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedients and has elected to recognize any incremental costs of obtaining these contracts as expensed when incurred. Further, the Company does not disclose the value of unsatisfied performance obligations for: (i) contracts with an original expected length of one year or less, and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

4.    ACQUISITIONS

Advantage RN

Effective July 1, 2017, the Company acquired substantially all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage) for cash consideration of $86.6 million, net of cash acquired. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received by the Company during the third quarter of 2017 as the final adjustment for net working capital. Additionally, $0.6 million of the purchase price was deferred as of the closing and is due the seller within 20 months, less any Cobra and healthcare payments incurred by the Company on behalf of the seller. As of June 30, 2018, approximately $0.4 million has been paid for claims and the remaining $0.2 million liability is included in other current liabilities on the Company’s balance sheet.

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

Pro Forma Financial Information

The following unaudited pro forma financial information approximates the consolidated results of operations of the Company as if the Advantage acquisition had occurred as of January 1, 2017, after giving effect to certain adjustments, including additional interest expense on the amount the Company borrowed on the date of the transaction, the amortization of acquired intangible assets, and the elimination of certain expenses that will not be recurring in post-acquisition periods, net of an estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $0.6 million for the six months ended June 30, 2017. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired business, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

Six Months Ended
June 30, 2017
(unaudited, amounts in thousands except per share data)
Revenue from services	$467,987

Net income attributable to common shareholders	$4,418

Net income per common share attributable to common shareholders - basic	$0.13

Net income per common share attributable to common shareholders - diluted	$0.10

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). Earnouts related to the attainment of specific performance criteria in 2016 and 2017 were not achieved. In connection with the Mediscan acquisition, the Company also assumed contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. As of June 30, 2018, payments related to the year 2018 are limited to $0.3 million and 2019 is uncapped. During the six months ended June 30, 2018, the Company paid $0.1 million related to the year 2017. As of June 30, 2018, the fair value of the remaining obligations was estimated at $5.5 million and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

5.	COMPREHENSIVE INCOME

Total comprehensive income includes net income, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.2 million at June 30, 2018 and December 31, 2017. The cumulative impact of net changes in derivative instruments included in other comprehensive loss in the condensed consolidated balance sheets was not material at June 30, 2018. See Note 9 - Derivative.

There was no income tax impact related to foreign currency translation adjustments for the three and six month period ended June 30, 2017. The income tax impact related to components of other comprehensive income for the three and six months ended June 30, 2018 is reflected on the condensed consolidated statements of comprehensive income.

6.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common shareholders - Basic	$1,539	$4,850	$3,181	$2,840
Interest on Convertible Notes	—	—	—	694
Gain on derivative liability	—	—	—	(1,581)
Net income attributable to common shareholders - Diluted	$1,539	$4,850	$3,181	$1,953

Denominator:
Weighted average common shares - Basic	35,652	35,651	35,727	34,269
Effective of diluted shares:
Share-based awards	180	370	232	522
Convertible Notes	—	—	—	1,459
Weighted average common shares - Diluted	35,832	36,021	35,959	36,250

Net income per share attributable to common shareholders - Basic	$0.04	$0.14	$0.09	$0.08

Net income per share attributable to common shareholders - Diluted	$0.04	$0.13	$0.09	$0.05

For the three months and six months ended June 30, 2018 and 2017, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

The Convertible Notes were repaid in full on March 17, 2017. Applying the if-converted method, 1,459,030 shares (the weighted average shares outstanding through June 30, 2017) were included in diluted weighted average shares for the six months ended June 30, 2017 because their effect was dilutive.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$42,909	$20,221	$22,688	$42,909	$18,702	$24,207
Customer relationships	55,524	27,556	27,968	55,524	25,912	29,612
Non-compete agreements	3,919	3,651	268	3,919	3,600	319
Trade names	7,716	1,248	6,468	7,716	878	6,838
Other intangible assets, net	$110,068	$52,676	$57,392	$110,068	$49,092	$60,976
Intangible assets not subject to amortization:
Trade names			26,702			26,702
			$84,094			$87,678

As of June 30, 2018, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2018	$3,582
2019	7,132
2020	7,027
2021	6,819
2022	6,743
Thereafter	26,089
$57,392

As of June 30, 2018, the Company performed a qualitative assessment of each of its reporting units and determined it was less-likely-than-not that the fair value of its reporting units dropped below their carrying value. As a result, management concluded that no impairment testing was warranted as of June 30, 2018. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance. As of June 30, 2018 and December 31, 2017, goodwill by reporting segment was: $88.2 million for Nurse and Allied Staffing, $20.0 million for Physician Staffing, and $9.4 million for Other Human Capital Management Services, totaling $117.6 million.

8.    DEBT

The Company's long-term debt consists of the following:

	June 30, 2018		December 31, 2017
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 4.23% and 3.61% at June 30, 2018 and December 31, 2017, respectively	$97,500	$(756)	$100,000	$(866)
Less current portion	(6,250)	—	(6,875)	—
Long-term debt	$91,250	$(756)	$93,125	$(866)

As of June 30, 2018, the aggregate scheduled maturities of the term loan are as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2018	$4,375
2019	7,500
2020	8,125
2021	10,000
2022	67,500
Thereafter	—
Total	$97,500
Amended and Restated Senior Credit Facility

The Company has an Amended and Restated Credit Agreement entered into August 1, 2017 (Amended and Restated Credit Agreement) with a maturity date of August 1, 2022, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). The Amended Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit.

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

Subject to the Amended and Restated Credit Agreement, the Company pays interest on: (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time, and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, is a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date as set forth in the table below.

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

As of June 30, 2018, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 2.25%. The interest rate is subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.30% as of June 30, 2018. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt, which was effective April 2, 2018. See Note 9 - Derivative.

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

The Amended and Restated Credit Agreement also includes two financial covenants: (i) limiting a maximum Consolidated Total Leverage ratio (as defined therein) to be no greater than 3.50:1.00 for the fiscal quarters ending through June 30, 2018, 3.25:1.00 for the fiscal quarters ending September 30, 2018 through June 30, 2019, and 3.00:1.00 for each fiscal quarter ending thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (ii) requiring a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of June 30, 2018, the Company was in compliance with the financial covenants and other covenants contained in the Amended and Restated Credit Agreement.

The obligations under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).
As of June 30, 2018, the Company had $21.6 million letters of credit outstanding and $93.4 million available under the Amended Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

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

9.    DERIVATIVE

In March 2018, the Company entered into an interest rate swap, with an effective date of April 2, 2018 and termination date of August 1, 2022. No initial investments were made to enter into the agreement. The interest rate swap agreement requires the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount beginning at $48.8 million (corresponding with its term loan payment schedule), and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. The interest rate swap effectively fixes the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt. As of June 30, 2018, the fair value of the interest rate swap agreement was not material.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: deferred compensation liability included in other long-term liabilities, interest rate swap agreements included in other long-term assets and other current liabilities, and contingent consideration liabilities.

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

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan and USR are contingent upon meeting certain performance requirements through 2019. The long-term portion of these liabilities is included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration liability has been measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. See Note 4 - Acquisitions. The contingent consideration related to the Company's acquisition of US Resources Healthcare, LLC (USR) is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	June 30, 2018	December 31, 2017
Financial Assets:	(amounts in thousands)
(Level 2)
Interest rate swaps	$105	$—
Financial Liabilities:
(Level 1)
Deferred compensation	$1,576	$1,467
(Level 3)
Contingent consideration liabilities	$5,700	$5,368

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

Contingent Consideration
Liabilities
(amounts in thousands)
December 31, 2017	$5,368
Payments/Settlements	(100)
Accretion expense	212
March 31, 2018	5,480
Accretion expense	220
June 30, 2018	$5,700

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill, trade names, and other intangible assets during the fourth quarter of 2017, the carrying value of goodwill and trade names in the Physician Staffing reporting unit exceeded their fair values. As a result, the

Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs. For the three and six months ended June 30, 2018, no impairment charges were recognized.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$96,744	$97,000	$99,134	$100,500

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

Stock Repurchase Program

Under an authorized share repurchase program, the Company repurchased and retired shares of its Common Stock as follows: 157,056 shares of its Common Stock for $1.8 million, at an average market price of $11.53 per share during the three months ended June 30, 2018; and 399,456 shares of its Common Stock for $4.7 million, at an average market price of $11.75 per share during the six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company did not repurchase any shares of its Common Stock.

As of June 30, 2018, the Company has 542,987 shares of Common Stock under the current authorized share repurchase program available to repurchase, subject to certain conditions in the Company's Amended and Restated Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $5.0 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its Amended and Restated Credit Agreement. At June 30, 2018, the Company had 35,605,925 unrestricted shares of Common Stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the six months ended June 30, 2018:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2018	515,601	$13.03	257,575	$13.49
Granted	362,620	$11.27	238,328	$11.11
Vested	(212,061)	$12.64	—	$—
Forfeited	(43,003)	$13.24	(36,540)	$13.51
Unvested restricted stock awards, June 30, 2018	623,157	$12.14	459,363	$12.25

During the three and six months ended June 30, 2018, $0.9 million and $1.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 48,620 and 150,454 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income from operations before depreciation and amortization, acquisition-related contingent consideration, acquisition and integration costs, restructuring costs, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company’s management does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$179,339	$180,927	$364,444	$364,035
Physician Staffing	21,334	24,720	42,894	46,184
Other Human Capital Management Services	3,899	3,666	7,522	6,667
	$204,572	$209,313	$414,860	$416,886

Contribution income:
Nurse and Allied Staffing	$16,909	$18,141	$33,669	$33,763
Physician Staffing	1,383	2,047	2,883	2,867
Other Human Capital Management Services	312	241	624	(199)
	18,604	20,429	37,176	36,431

Unallocated corporate overhead	10,810	10,827	21,462	21,113
Depreciation and amortization	2,963	2,285	5,872	4,476
Acquisition-related contingent consideration	220	281	433	551
Acquisition and integration costs	76	587	191	587
Restructuring costs	193	—	628	—
Income from operations	$4,342	$6,449	$8,590	$9,704

13.    COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments, as of June 30, 2018, associated with these agreements with terms of one year or more are as follows:

Years Ending December 31:	(amounts in thousands)
2018	$3,823
2019	6,897
2020	5,725
2021	4,942
2022	4,451
Thereafter	9,419
$35,257

Contingencies:

Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. Non-income tax expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of June 30, 2018 and December 31, 2017, on its condensed consolidated balance sheets.

14.	INCOME TAXES

For the three and six month periods ended June 30, 2018, the Company estimated its effective tax rate on an annual basis, as opposed to calculating it for the three and six month periods ended June 30, 2017 based on year-to-date results, in accordance with the Income Taxes Topic of the FASB ASC. The Company’s effective tax rate for the three and six months ended June 30, 2018 was 39.1% and 38.4%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2018 was 40.3% and 37.8%, respectively. The effective tax rate for the second quarter of 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers' compensation limitation, and international and state taxes.
During the fourth quarter of 2017, the Company concluded that it was more likely than not that a benefit from a substantial portion of its United States federal and state deferred tax assets would be realized. As a result, it released the majority of its valuation allowance. The Company will continue to assess the realizability of its deferred tax assets and, as of June 30, 2018, has maintained a $1.1 million valuation allowance against certain state net operating losses.

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

As of June 30, 2018, the Company had approximately $0.6 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($4.6 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the six months ended June 30, 2018, the Company had gross increases of $0.6 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years of 2008 and 2010 through 2017 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company provided services to customers affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was less than $0.1 million for both the three and six months ended June 30, 2018, and $0.9 million and $2.6 million for the three and six months ended June 30, 2017, respectively. Accounts receivable due from these hospitals at June 30, 2018 and December 31, 2017 were less than $0.1 million and approximately $0.4 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in Cross Country Talent Acquisition Group, LLC (formerly InteliStaf of Oklahoma, LLC), a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $4.7 million and $9.1 million for the three and six months ended June 30, 2018, respectively, and $4.5 million and $8.7 million for the three and six months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had a receivable balance of $1.8 million and $0.8 million, respectively, and a payable balance of $0.3 million at both periods.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.2 million, respectively, in rent expense for these premises for the three and six months ended June 30, 2018 and June 30, 2017.

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
The Company is in the process of implementing a plan to adopt this standard. As a result of its review, the Company intends to elect the practical expedient package to retain its lease classification for any leases that existed prior to the adoption of the standard. In addition, the Company expects to elect not to apply the recognition requirements to short-term leases. While the

Company has not yet determined the impact on its consolidated balance sheets or statements of operations, at June 30, 2018, it was contractually obligated to make future payments of $35.3 million under its operating lease obligations, substantially related to real estate. Under ASU No. 2016-02 these operating leases would potentially be required to be presented on its consolidated balance sheets. The Company has implemented a lease management software application tool and is continuing to assess the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements as well as changes to its processes.

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

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 72 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, recruitment process outsourcing (RPO), and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 88% of our total revenue in the second quarter of 2018. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Substantially all of the results of the acquisition of Advantage have been aggregated with our Nurse and Allied Staffing business segment. See Note 4 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 10% of our total revenue in the second quarter of 2018. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the United States.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue in the second quarter of 2018. OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the United States.

Summary of Operations

For the quarter ended June 30, 2018, revenue from services decreased 2% year-over-year to $204.6 million, with declines in both our Nurse and Allied Staffing and our Physician Staffing reporting segments, partially offset by growth in our OHCMS reporting segment. The decrease in our Nurse and Allied Staffing segment was primarily due to lower volume particularly in our legacy travel nurse and branch operations businesses, partially offset by the impact of the Advantage acquisition. The decrease in our Physician Staffing segment was due to lower volume. We continue to manage our selling, general and administrative expenses as we remain committed to improving operating leverage and overall profitability. As part of our cost savings and efficiency initiatives, we incurred $0.2 million in restructuring charges during the second quarter of 2018. Net income attributable to common shareholders was $1.5 million, or $0.04 per diluted share.

For the six months ended June 30, 2018, we generated cash flow from operating activities of $17.9 million. In addition, in the first six months of 2018, we repurchased and retired 399,456 shares of Common Stock for $4.7 million, at an average market price of $11.75 per share, pursuant to the current authorized share repurchase program. See Note 11 - Stockholders' Equity to our condensed consolidated financial statements. As of June 30, 2018, we had $32.6 million of cash and cash equivalents and $97.5 million outstanding on our Term Loan, at par. There were no borrowings drawn on our $115.0 million revolving credit facility, with $21.6 million of letters of credit outstanding, leaving $93.4 million available for borrowings under the revolving credit facility. During the first quarter of 2018, we entered into a fixed interest rate swap with an effective date of April 2, 2018, executed on 50% of the outstanding notional amount of our Amended Term Loan. See Note 8 - Debt and Note 9 - Derivative to our condensed consolidated financial statements.

See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of FTEs, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	73.8	73.0	74.1	73.7
Selling, general and administrative expenses	22.1	22.3	21.9	22.5
Bad debt expense	0.3	0.1	0.2	0.2
Depreciation and amortization	1.5	1.1	1.4	1.1
Acquisition-related contingent consideration	0.1	0.1	0.1	0.1
Acquisition and integration costs	—	0.3	—	0.1
Restructuring costs	0.1	—	0.2	—
Income from operations	2.1	3.1	2.1	2.3
Interest expense	0.7	0.2	0.6	0.4
Gain on derivative liability	—	—	—	(0.4)
Loss on early extinguishment of debt	—	—	—	1.2
Other income, net	(0.1)	—	—	—
Income before income taxes	1.5	2.9	1.5	1.1
Income tax expense	0.6	0.4	0.6	0.3
Consolidated net income	0.9	2.5	0.9	0.8
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.2	0.1	0.1
Net income attributable to common shareholders	0.8%	2.3%	0.8%	0.7%

Comparison of Results for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2018	2017	$	%
	(Amounts in thousands)
Revenue from services	$204,572	$209,313	$(4,741)	(2.3)%
Direct operating expenses	150,883	152,785	(1,902)	(1.2)%
Selling, general and administrative expenses	45,284	46,600	(1,316)	(2.8)%
Bad debt expense	611	326	285	87.4%
Depreciation and amortization	2,963	2,285	678	29.7%
Acquisition-related contingent consideration	220	281	(61)	(21.7)%
Acquisition and integration costs	76	587	(511)	(87.1)%
Restructuring costs	193	—	193	100.0%
Income from operations	4,342	6,449	(2,107)	(32.7)%
Interest expense	1,447	535	912	170.5%
Other income, net	(98)	(59)	(39)	(66.1)%
Income before income taxes	2,993	5,973	(2,980)	(49.9)%
Income tax expense	1,169	753	416	55.2%
Consolidated net income	1,824	5,220	(3,396)	(65.1)%
Less: Net income attributable to noncontrolling interest in subsidiary	285	370	(85)	(23.0)%
Net income attributable to common shareholders	$1,539	$4,850	$(3,311)	(68.3)%

Revenue from services

Revenue from services decreased 2.3%, to $204.6 million for the three months ended June 30, 2018, as compared to $209.3 million for the three months ended June 30, 2017, due primarily to volume declines mainly in our legacy Nurse and Allied and Physician Staffing businesses, partly offset by the impact of the acquisition of Advantage. Excluding the impact of Advantage, revenue decreased $24.5 million or 11.7%. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $1.9 million or 1.2%, to $150.9 million for the three months ended June 30, 2018, as compared to $152.8 million for the three months ended
June 30, 2017. As a percentage of total revenue, direct operating expenses increased to 73.8% compared to 73.0% in the prior year period, partly due to the impact of the Advantage acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 2.8%, to $45.3 million for the three months ended June 30, 2018, as compared to $46.6 million for the three months ended June 30, 2017, despite the added expenses from the acquisition of Advantage. As a percentage of total revenue, selling, general and administrative expenses decreased to 22.1% for the three months ended June 30, 2018 as compared to 22.3% for the three months ended June 30, 2017, reflecting the cost savings and efficiency initiatives undertaken over the last several quarters.

Depreciation and amortization expense

Depreciation and amortization expense increased to $3.0 million for the three months ended June 30, 2018 from $2.3 million for the three months ended June 30, 2017, primarily due to the additional amortization of other intangible assets of Advantage. As a percentage of revenue, depreciation and amortization expense was 1.5% and 1.1% for the three months ended June 30, 2018 and 2017, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration, comprised of accretion on our contingent consideration liabilities for our Mediscan and USR acquisitions, totaled $0.2 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively. See Note 10 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the three months ended June 30, 2018 were $0.1 million, compared to $0.6 million during the three months ended June 30, 2017, and related to the Advantage acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $0.2 million during the three months ended June 30, 2018 and related primarily to severance costs incurred in connection with our cost savings and efficiency initiatives. There were no such severance costs for the three months ended June 30, 2017.

Interest expense

Interest expense was $1.4 million for the three months ended June 30, 2018, compared to $0.5 million for the three months ended June 30, 2017, primarily due to the incremental debt resulting from the acquisition of Advantage and a higher effective interest rate. The effective interest rate on our borrowings increased to 5.0% for the three month period ended June 30, 2018 compared to 3.7% for the three months ended June 30, 2017, primarily due to an increase in the one month LIBOR rate. See Note 8 - Debt.

Income tax expense

Income tax expense totaled $1.2 million for the three months ended June 30, 2018, compared to $0.8 million for the three months ended June 30, 2017. The Company’s effective tax rate for the three months ended June 30, 2018 and June 30, 2017 was 39.1% and 12.6%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three months ended June 30, 2018 and June 30, 2017 was 40.3% and 12.4%, respectively. The effective tax rate for the second quarter of 2018 was primarily related to the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. The effective tax rate for the second quarter of 2017 was primarily related to the amortization of indefinite-lived intangible assets for tax purposes and international and state taxes.

Comparison of Results for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2018	2017	$	%
	(Amounts in thousands)
Revenue from services	$414,860	$416,886	$(2,026)	(0.5)%
Direct operating expenses	307,418	307,083	335	0.1%
Selling, general and administrative expenses	90,918	93,836	(2,918)	(3.1)%
Bad debt expense	810	649	161	24.8%
Depreciation and amortization	5,872	4,476	1,396	31.2%
Acquisition-related contingent consideration	433	551	(118)	(21.4)%
Acquisition and integration costs	191	587	(396)	(67.5)%
Restructuring costs	628	—	628	100.0%
Income from operations	8,590	9,704	(1,114)	(11.5)%
Interest expense	2,713	1,754	959	54.7%
Gain on derivative liability	—	(1,581)	1,581	100.0%
Loss on early extinguishment of debt	—	4,969	(4,969)	(100.0)%
Other income, net	(199)	(59)	(140)	(237.3)%
Income before income taxes	6,076	4,621	1,455	31.5%
Income tax expense	2,332	1,119	1,213	108.4%
Consolidated net income	3,744	3,502	242	6.9%
Less: Net income attributable to noncontrolling interest in subsidiary	563	662	(99)	(15.0)%
Net income attributable to common shareholders	$3,181	$2,840	$341	12.0%

Revenue from services

Revenue from services decreased 0.5%, to $414.9 million for the six months ended June 30, 2018, as compared to $416.9 million for the six months ended June 30, 2017, due primarily to volume declines mainly in our legacy Nurse and Allied and Physician Staffing businesses, partly offset by the impact of the acquisition of Advantage. Excluding the impact of Advantage, revenue decreased $41.8 million or 10.0%. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $0.3 million or 0.1%, to $307.4 million for the six months ended June 30, 2018, as compared to $307.1 million for the six months ended
June 30, 2017. As a percentage of total revenue, direct operating expenses increased to 74.1% compared to 73.7% in the prior year period, primarily due to the impact of the Advantage acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 3.1%, to $90.9 million for the six months ended June 30, 2018, as compared to $93.8 million for the six months ended June 30, 2017, despite the added expenses from the acquisition of Advantage. As a percentage of total revenue, selling, general and administrative expenses decreased to 21.9% for the six months ended June 30, 2018 as compared to 22.5% for the six months ended June 30, 2017, reflecting the cost savings and efficiency initiatives completed over the last several quarters.

Depreciation and amortization expense

Depreciation and amortization expense increased to $5.9 million for the six months ended June 30, 2018 from $4.5 million for the six months ended June 30, 2017, primarily due to the additional amortization of other intangible assets of Advantage. As a percentage of revenue, depreciation and amortization expense was 1.4% and 1.1% for the six months ended June 30, 2018 and 2017, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration, comprised of accretion on our contingent consideration liabilities for our Mediscan and USR acquisitions, totaled $0.4 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively. See Note 10 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the six months ended June 30, 2018 were $0.2 million, compared to $0.6 million during the six months ended June 30, 2017, and related to the Advantage acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $0.6 million during the six months ended June 30, 2018 and related primarily to severance costs incurred in connection with our cost savings and efficiency initiatives. There were no such severance costs for the six months ended June 30, 2017.

Interest expense

Interest expense was $2.7 million for the six months ended June 30, 2018, compared to $1.8 million for the six months ended June 30, 2017, primarily due to the incremental debt resulting from the acquisition of Advantage, partially offset by a lower effective interest rate. The effective interest rate on our borrowings decreased to 4.7% for the six month period ended June 30, 2018 compared to 5.7% for the six months ended June 30, 2017. The six months ended June 30, 2017 was impacted by the 8.0% fixed rate Convertible Note paid off on March 17, 2017. See Note 8 - Debt.

Gain on derivative liability

We incurred a gain on derivative liability of $1.6 million for the six months ended June 30, 2017 related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarter through the payoff date, primarily resulting from a decrease in our share price. There were no such charges incurred for the six months ended June 30, 2018. See Note 8 - Debt to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $5.0 million for the six months ended June 30, 2017 relates to the early repayment of our Convertible Notes. See Note 8 - Debt.

Income tax expense

Income tax expense totaled $2.3 million for the six months ended June 30, 2018, compared to $1.1 million for the six months ended June 30, 2017. The Company’s effective tax rate for the six months ended June 30, 2018 and June 30, 2017 was 38.4% and 24.2%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the six months ended June 30, 2018 and June 30, 2017 was 37.8% and 31.7%, respectively. The effective tax rate for the six months ended June 30, 2018 was primarily related to the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. The effective tax rate for the six months ended June 30, 2017 was primarily related to the amortization of indefinite-lived intangible assets for tax purposes and international and state taxes, partly offset by a discrete tax benefit.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$179,339	$180,927	$364,444	$364,035
Physician Staffing	21,334	24,720	42,894	46,184
Other Human Capital Management Services	3,899	3,666	7,522	6,667
	$204,572	$209,313	$414,860	$416,886

Contribution income:
Nurse and Allied Staffing	$16,909	$18,141	$33,669	$33,763
Physician Staffing	1,383	2,047	2,883	2,867
Other Human Capital Management Services	312	241	624	(199)
	18,604	20,429	37,176	36,431

Unallocated corporate overhead	10,810	10,827	21,462	21,113
Depreciation and amortization	2,963	2,285	5,872	4,476
Acquisition-related contingent consideration	220	281	433	551
Acquisition and integration costs	76	587	191	587
Restructuring costs	193	—	628	—
Income from operations	$4,342	$6,449	$8,590	$9,704

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2018	2017	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,143	7,155	(12)	(0.2)%
Average Nurse and Allied Staffing revenue per FTE per day	$276	$278	(2)	(0.7)%

Physician Staffing statistical data: (a)
Days filled	13,751	15,690	(1,939)	(12.4)%
Revenue per day filled	$1,551	$1,576	(25)	(1.6)%

	Six Months Ended
	June 30,	June 30,		Percent
	2018	2017	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,305	7,180	125	1.7%
Average Nurse and Allied Staffing revenue per FTE per day	$276	$280	(4)	(1.4)%

Physician Staffing statistical data: (a)
Days filled	28,001	29,742	(1,741)	(5.9)%
Revenue per day filled	$1,532	$1,553	(21)	(1.4)%

(a)	See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

See Note 12 - Segment Data.

Segment Comparison - Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing decreased $1.6 million, or 0.9%, to $179.3 million for the three months ended June 30, 2018, compared to $180.9 million for the three months ended June 30, 2017, predominantly due to declines in our legacy travel nurse and branch operations businesses, partially offset by the Advantage acquisition. Excluding the Advantage acquisition, revenue decreased $21.3 million, or 11.8%, primarily driven by volume.

Contribution income from Nurse and Allied Staffing decreased $1.2 million or 6.8%, to $16.9 million for the three months ended June 30, 2018, compared to $18.1 million for the three months ended June 30, 2017, primarily due to lower volumes in our legacy travel nurse and branch operation businesses, partially offset by the impact of the Advantage acquisition and lower selling, general, and administrative expense due to our cost savings and efficiency initiatives. As a percentage of segment revenue, contribution income was 9.4% for the three months ended June 30, 2018, compared to 10.0% for the three months ended June 30, 2017.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended June 30, 2018 decreased slightly from the three months ended June 30, 2017. The average Nurse and Allied Staffing revenue per FTE per day decreased 0.7%.

Physician Staffing

Revenue from Physician Staffing decreased $3.4 million, or 13.7%, to $21.3 million for the three months ended June 30, 2018, compared to $24.7 million for the three months ended June 30, 2017, primarily due to a lower number of days filled, and to a lesser extent, lower average bill rates due to mix.

Contribution income from Physician Staffing decreased $0.6 million, or 32.4%, to $1.4 million for the three months ended June 30, 2018, compared to $2.0 million for the three months ended June 30, 2017, primarily due to lower volumes as well as a shift in the mix of specialties. As a percentage of segment revenue, contribution income was 6.5% for the three months ended June 30, 2018, compared to 8.3% for the three months ended June 30, 2017.

Operating Metrics

Total days filled were 13,751 as compared with 15,690 in the prior year. Revenue per day filled was $1,551 as compared with $1,576 in the prior year, down 1.6% due to a shift in mix between advanced practice and physician staffing.

Other Human Capital Management Services

Revenue from OHCMS increased $0.2 million, or 6.4%, to $3.9 million for the three months ended June 30, 2018, compared to $3.7 million for the three months ended June 30, 2017, primarily due to growth in physician placements.

Segment contribution income for the three months ended June 30, 2018 increased to $0.3 million, compared to $0.2 million for the three months ended June 30, 2017, driven by revenue growth, coupled with lower expenses resulting in improved operating leverage in the business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $10.8 million for the three months ended June 30, 2018 and 2017. As a percentage of consolidated revenue, unallocated corporate overhead was 5.3% for the three months ended June 30, 2018 and 5.2% for the three months ended June 30, 2017.

Segment Comparison - Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $0.4 million, or 0.1%, to $364.4 million for the six months ended June 30, 2018, compared to $364.0 million for the six months ended June 30, 2017, predominantly due to the Advantage acquisition, partially offset by declines in our legacy travel nurse and branch operations businesses. Excluding the Advantage acquisition, revenue decreased $39.4 million, or 10.8%, primarily driven by volume.

Contribution income from Nurse and Allied Staffing decreased $0.1 million or 0.3%, to $33.7 million for the six months ended June 30, 2018, compared to $33.8 million for the six months ended June 30, 2017, primarily due to lower volumes in our travel nurse and branch operations businesses, partly offset by lower selling, general and administrative expense due to our cost savings and efficiency initiatives. As a percentage of segment revenue, contribution income was 9.2% for the six months ended June 30, 2018, compared to 9.3% for the six months ended June 30, 2017.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the six months ended June 30, 2018 increased 1.7% from the six months ended June 30, 2017, primarily due to the added FTEs from the Advantage acquisition. The average Nurse and Allied Staffing revenue per FTE per day decreased 1.4%.

Physician Staffing

Revenue from Physician Staffing decreased $3.3 million, or 7.1%, to $42.9 million for the six months ended June 30, 2018, compared to $46.2 million for the six months ended June 30, 2017, primarily due to a lower number of days filled, coupled with lower bill rates due to mix.

Contribution income from Physician Staffing was $2.9 million for the six months ended June 30, 2018, consistent with the six months ended June 30, 2017. As a percentage of segment revenue, contribution income was 6.7% for the six months ended June 30, 2018, compared to 6.2% for the six months ended June 30, 2017.

Operating Metrics

Total days filled were 28,001 as compared with 29,742 in the prior year. Revenue per day filled was $1,532 as compared with $1,553 in the prior year, down 1.4% due to a shift in mix between advanced practice and physician staffing.

Other Human Capital Management Services

Revenue from OHCMS increased $0.9 million, or 12.8%, to $7.5 million for the six months ended June 30, 2018, compared to $6.7 million for the six months ended June 30, 2017, primarily due to growth in both executive and physician searches.

Segment contribution income for the six months ended June 30, 2018 increased to $0.6 million, compared to a loss of $0.2 million for the six months ended June 30, 2017, reflecting improved operating leverage in the business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $21.5 million for the six months ended June 30, 2018, compared to $21.1 million for the six months ended June 30, 2017. As a percentage of consolidated revenue, unallocated corporate overhead was 5.2% for the six months ended June 30, 2018 and 5.1% for the six months ended June 30, 2017.

Transactions with Related Parties
See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2018, we had $32.6 million in cash and cash equivalents and $97.5 million of Term Loan outstanding, at par. Working capital increased to $117.3 million as of June 30, 2018 from $114.3 million as of December 31, 2017. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, decreased 1 day to 57 days as of June 30, 2018, compared to 58 days as of December 31, 2017.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, and debt service from a combination of cash on hand, operating cash flows, and funds available through the revolving loan portion of our Amended and Restated Credit Agreement. See debt discussion which follows. In the third quarter of 2018, we expect to launch a new initiative to replace our front-end system which supports the travel nurse staffing operations. We anticipate the core system replacement to be completed by late 2019 and the total cost to range between $10 million and $12 million, of which we expect approximately three quarters of the costs to be capitalized and/or deferred. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $17.9 million in the six months ended June 30, 2018, compared to $25.5 million in the six months ended June 30, 2017, primarily due to a six day increase in DSO to 57 days as of June 30, 2018 from 51 days as of June 30, 2017, and timing of payments. Net cash used in investing activities was $2.3 million in the six months ended June 30, 2018, compared to $3.4 million in the six months ended June 30, 2017, primarily for capital expenditures in both periods.

Net cash used in financing activities during the six months ended June 30, 2018 was $8.6 million, compared to $8.9 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, we used cash to repurchase $4.7 million in shares of Common Stock, repay $2.5 million on our Term Loan, pay $0.7 million for shares withheld for taxes, $0.6 million for noncontrolling shareholder payments, and $0.1 million for contingent consideration. During the six months ended June 30, 2017, we repaid our Convertible Notes with a partial cash payment of $5.0 million and paid $0.6 million in related extinguishment fees. We also reduced the principal amount of our term debt by $1.5 million. In addition, we used cash to pay $1.2 million for shares withheld for taxes, $0.5 million for noncontrolling shareholder payments, and $0.1 million for contingent consideration.

Debt

Credit Facilities

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, our Amended and Restated Credit Agreement, entered into on August 1, 2017, provides us with a $215.0 million committed facility, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). As of June 30, 2018, the Applicable Margin, as defined in the Amended and Restated Credit Agreement, was 2.25% for Eurodollar Loans and LIBOR Index Rate Loans and 1.25% for Base Rate Loans. As of June 30, 2018, we had $97.5 million remaining on the Amended Term Loan and $21.6 million in letters of credit outstanding, leaving $93.4 million available under the Amended Revolving Credit Facility. We believe this provides us with the ability to continue to execute our strategy to grow the business.

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

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of June 30, 2018:

Commitments	Total	2018	2019	2020	2021	2022	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$97,500	$4,375	$7,500	$8,125	$10,000	$67,500	$—
Interest on debt (b)	21,259	4,083	5,318	4,960	4,502	2,396	—
Contingent consideration (c)	7,291	180	399	6,712	—	—	—
Operating lease obligations (d)	35,257	3,823	6,897	5,725	4,942	4,451	9,419
	$161,307	$12,461	$20,114	$25,522	$19,444	$74,347	$9,419
_______________

(a)
Under our Amended Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable. As of June 30, 2018, we are in compliance with the financial covenants and other covenants contained in the Credit Agreement.

(b)
Interest on debt represents payments due through maturity for our Term Loan, calculated using the July 2, 2018 applicable LIBOR and margin rate totaling 4.6% on 50% of the Term Loan balance, and a fixed interest rate of 5.1% on the other 50% of the Term Loan balance, taking into account the interest rate swap. See Note 9 - Derivative.

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

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of our revolving loan and term loans under our Credit Agreement, which bears interest based on floating rates. Refer to Liquidity and Capital Resources - Credit Agreement included in Item 2. Management’s Discussion and Analysis above for further discussion about our Credit Agreement and related interest rate swap effective beginning in the second quarter of 2018. Every 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million in the second quarter of 2018 and $0.4 million in the second quarter of 2017.

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
During the three months ended June 30, 2018, we purchased, under this program, a total of 157,056 shares at an average price of $11.53 per share. A summary of the repurchase activity for the period covered by this report follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	—	$—	—	700,043
May 1 - May 31, 2018	116,173	$11.46	116,173	583,870
June 1 - June 30, 2018	40,883	$11.75	40,883	542,987
Total April 1 - June 30, 2018	157,056	$11.53	157,056	542,987

ITEM 6.	EXHIBITS

See Exhibit Index immediately following signature page.

EXHIBIT INDEX

No.	Description

*3.1	Amended and Restated By-laws of the Registrant

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Christopher R. Pizzi, SVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by William J. Grubbs, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by Christopher R. Pizzi, SVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: August 2, 2018	By:	/s/ Christopher R. Pizzi
Christopher R. Pizzi SVP & Chief Financial Officer (Principal Accounting and Financial Officer)