Form 10-Q
period 2018-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2018-11-02
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,250,734 shares of Common Stock, par value $0.0001 per share, as of October 26, 2018.

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

September 30, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$28,065	$25,537
Accounts receivable, net of allowances of $3,263 in 2018 and $3,688 in 2017	167,200	173,603
Prepaid expenses	5,870	5,287
Insurance recovery receivable	3,287	3,497
Other current assets	1,821	963
Total current assets	206,243	208,887
Property and equipment, net of accumulated depreciation of $33,808 in 2018 and $30,678 in 2017	13,431	14,086
Goodwill	117,589	117,589
Trade names	26,702	26,702
Other intangible assets, net	55,599	60,976
Non-current deferred tax assets	17,160	20,219
Other non-current assets	20,214	19,228
Total assets	$456,938	$467,687

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$50,268	$50,597
Accrued compensation and benefits	31,666	34,271
Current portion of long-term debt	7,454	6,875
Other current liabilities	2,567	2,845
Total current liabilities	91,955	94,588
Long-term debt, less current portion	83,132	92,259
Long-term accrued claims	30,566	28,757
Contingent consideration	5,257	5,088
Other long-term liabilities	8,773	9,276
Total liabilities	219,683	229,968

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	302,007	305,362
Accumulated other comprehensive loss	(1,033)	(1,166)
Accumulated deficit	(64,371)	(67,111)
Total Cross Country Healthcare, Inc. stockholders' equity	236,607	237,089
Noncontrolling interest in subsidiary	648	630
Total stockholders' equity	237,255	237,719
Total liabilities and stockholders' equity	$456,938	$467,687

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue from services	$200,717	$228,488	$615,577	$645,374
Operating expenses:
Direct operating expenses	149,155	168,008	456,573	475,091
Selling, general and administrative expenses	44,086	47,346	135,004	141,182
Bad debt expense	502	433	1,312	1,082
Depreciation and amortization	2,892	2,849	8,764	7,325
Acquisition-related contingent consideration	16	(605)	449	(54)
Acquisition and integration costs	70	1,366	261	1,953
Restructuring costs	1,351	724	1,979	724
Total operating expenses	198,072	220,121	604,342	627,303
Income from operations	2,645	8,367	11,235	18,071
Other expenses (income):
Interest expense	1,512	1,221	4,225	2,975
Gain on derivative liability	—	—	—	(1,581)
Loss on early extinguishment of debt	36	—	36	4,969
Other income, net	(170)	(57)	(369)	(116)
Income before income taxes	1,267	7,203	7,343	11,824
Income tax expense	1,385	159	3,717	1,278
Consolidated net (loss) income	(118)	7,044	3,626	10,546
Less: Net income attributable to noncontrolling interest in subsidiary	323	321	886	983
Net (loss) income attributable to common shareholders	$(441)	$6,723	$2,740	$9,563

Net (loss) income per share attributable to common shareholders - Basic	$(0.01)	$0.19	$0.08	$0.28

Net (loss) income per share attributable to common shareholders - Diluted	$(0.01)	$0.19	$0.08	$0.24

Weighted average common shares outstanding:
Basic	35,594	35,748	35,682	34,768
Diluted	35,594	36,036	35,881	36,179

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated net (loss) income	$(118)	$7,044	$3,626	$10,546

Other comprehensive income, before income tax:
Unrealized foreign currency translation (loss) gain	(94)	(15)	(184)	43
Unrealized gain on interest rate contracts	203	—	222	—
Reclassification adjustment to interest expense	62	—	148	—
	171	(15)	186	43
Taxes on other comprehensive income:
Income tax benefit related to foreign currency translation adjustments	(24)	—	(41)	—
Income tax expense related to unrealized gain on interest rate contracts	51	—	56	—
Income tax expense related to reclassification adjustment to interest expense	16	—	38	—
	43	—	53	—
Other comprehensive income (loss), net of tax	128	(15)	133	43
Comprehensive income	10	7,029	3,759	10,589
Less: Net income attributable to noncontrolling interest in subsidiary	323	321	886	983
Comprehensive (loss) income attributable to common shareholders	$(313)	$6,708	$2,873	$9,606

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Consolidated net income	$3,626	$10,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,764	7,325
Provision for allowances	3,658	3,071
Deferred income tax expense	3,046	1,609
Gain on derivative liability	—	(1,581)
Loss on early extinguishment of debt	36	4,969
Write-off of property and equipment	643	—
Equity compensation	2,364	3,083
Other non-cash costs	775	508
Changes in operating assets and liabilities:
Accounts receivable	2,745	3,337
Prepaid expenses and other assets	(1,145)	1,111
Accounts payable and accrued expenses	(1,675)	(5,255)
Other liabilities	(1,080)	(18)
Net cash provided by operating activities	21,757	28,705

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(85,977)
Acquisition-related settlements	(149)	(239)
Purchases of property and equipment	(3,405)	(4,043)
Net cash used in investing activities	(3,554)	(90,259)

Cash flows from financing activities
Proceeds from Term Loans	—	62,000
Principal payments on Term Loans	(8,750)	(1,500)
Convertible Note cash payment	—	(5,000)
Borrowings on revolving credit facility	—	39,000
Repayments on revolving credit facility	—	(39,000)
Debt issuance costs	—	(901)
Extinguishment fees	—	(578)
Stock repurchase and retirement	(5,000)	—
Other	(1,841)	(2,350)
Net cash (used in) provided by financing activities	(15,591)	51,671

Effect of exchange rate changes on cash	(84)	18

Change in cash and cash equivalents	2,528	(9,865)
Cash and cash equivalents at beginning of period	25,537	20,630
Cash and cash equivalents at end of period	$28,065	$10,765

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions are used for, but not limited to: (1) the valuation of accounts receivable; (2) goodwill, trade names, and other intangible assets; (3) other long-lived assets; (4) share-based compensation; (5) accruals for health, workers’ compensation, and professional liability claims; (6) valuation of deferred tax assets; (7) purchase price allocation; (8) fair value of interest rate swap agreement; (9) legal contingencies; (10) contingent considerations; (11) income taxes; and (12) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write-off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for customer disputes which may arise in the ordinary course of business, which is recorded as contra-revenue. Historically, losses on uncollectible accounts and sales allowances have not exceeded our allowances.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. As a result, restructuring costs on the consolidated statements of operations include on-going benefit costs for its employees, exit costs, and the other write-offs related to abandoned locations.

Reconciliations of the beginning and ending total restructuring liability balances are presented below:

	On-Going Benefit Costs	Exit Costs
	(amounts in thousands)
Balance at January 1, 2018	$87	$441
Charged to restructuring costs	435	—
Payments	(10)	(54)
Balance at March 31, 2018	512	387
Charged to restructuring costs	175	18
Payments	(254)	(59)
Balance at June 30, 2018	433	346
Charged to restructuring costs (a)	774	212
Payments	(251)	(41)
Balance at September 30, 2018	$956	$517
_______________

(a)	The restructuring costs on the condensed consolidated statements of operations include direct write-offs of $0.4 million related to abandoned locations.
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

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, amended by ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments allow for a reclassification between accumulated other comprehensive income and retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (2017 Tax Act), and require certain disclosures about stranded tax effects. The guidance requires that the effect of a change in tax laws or rates be included in income is not affected. The amendments would have been effective for the Company in the first quarter of 2019. Adoption of the standard was to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the United States federal corporate tax rate in the 2017 Tax Act is recognized. The Company adopted this standard in 2018, with no material impact on its consolidated financial statements, as early adoption was permitted.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification
Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 was effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and was to be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard in 2018 with no impact on its consolidated financial statements.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services are transferred over time, and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff, with payment terms of 15 to 90 days. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At September 30, 2018 and December 31, 2017, the Company's estimate of amounts that had been worked but had not been billed totaled $42.0 million and $41.8 million, respectively, and are included in accounts receivable on the consolidated balance sheets.
Other Service Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, which is less than 5% of its consolidated revenue for the three and nine months ended September 30, 2018 and September 30, 2017. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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
Gross Versus Net Policies
The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:
Managed Service Programs
The Company has certain contracts with healthcare facilities to provide comprehensive services through its MSPs. Under these contractual arrangements, the customer’s orders are filled with either one of the Company's healthcare professionals or a third party's healthcare professionals (subcontractors).

When the Company's healthcare professional is staffed, the Company determined that it acts as a principal in the arrangement, as the Company is considered the employer of record. Accordingly, revenue is reported on a gross basis on the consolidated statements of operations.

Alternatively, the Company determined that it acts as an agent in the arrangement when a subcontracted healthcare professional is staffed, as the Company does not control the services before they are transferred to the customer. Accordingly, revenue is reported on a net basis on the consolidated statements of operations. The customer is invoiced for the hours worked by the subcontracted healthcare professional multiplied by the hourly bill rate. A subcontractor liability, which is recognized as a reduction of revenue, is established in accrued expenses for the invoiced amount, net of an administrative fee, and is generally payable after the Company has received payment from its customer. The Company’s administrative fee is calculated as a percentage of the customer’s invoice and is recognized over time as the services are rendered by the subcontracted healthcare professional. The Company does not collect or recognize an upfront placement fee.
Physician Staffing
The Physician Staffing business enters into contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in these arrangements and, therefore, revenue is reported on a gross basis on the consolidated statements of operations.

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

	Three Months ended September 30, 2018
	Nurse And Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Temporary Staffing Services	$172,819	$19,643	$—	$192,462
Other Services	3,525	1,515	3,215	8,255
Total	$176,344	$21,158	$3,215	$200,717

	Nine Months ended September 30, 2018
	Nurse And Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Temporary Staffing Services	$529,648	$59,816	$—	$589,464
Other Services	11,140	4,236	10,737	26,113
Total	$540,788	$64,052	$10,737	$615,577

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. With respect to FASB ASC 606, Revenue from Contracts with Customers, there were no contract assets or material contract liabilities as of September 30, 2018 and December 31, 2017.

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

4.    ACQUISITIONS

Advantage RN

Effective July 1, 2017, the Company acquired substantially all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage) for cash consideration of $86.6 million, net of cash acquired. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received by the Company during the third quarter of 2017 as the final adjustment for net working capital. Additionally, $0.6 million of the purchase price was deferred as of the closing and is due to the seller within 20 months, less any Cobra and healthcare payments incurred by the Company on behalf of the seller. As of September 30, 2018, approximately $0.5 million has been paid and the remaining $0.1 million liability is included in other current liabilities on the Company’s balance sheet.

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

Nine Months Ended
September 30, 2017
(unaudited, amounts in thousands except per share data)
Revenue from services	$696,475

Net income attributable to common shareholders	$13,165

Net income per common share attributable to common shareholders - basic	$0.38

Net income per common share attributable to common shareholders - diluted	$0.34

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). Earnouts related to the attainment of specific performance criteria in 2016 and 2017 were not achieved. In connection with the Mediscan acquisition, the Company also assumed contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. As of September 30, 2018, payments related to the year 2018 are limited to $0.3 million and 2019 is uncapped. During the nine months ended September 30, 2018, the Company paid $0.3 million related to the year 2017. As of September 30, 2018, the fair value of the remaining obligations was estimated at $5.5 million and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

5.	COMPREHENSIVE INCOME

Total comprehensive income includes net income, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.3 million at September 30, 2018 and $1.2 million at December 31, 2017. The cumulative impact of net changes in derivative instruments included in other comprehensive loss in the condensed consolidated balance sheets was an unrealized gain of $0.3 million at September 30, 2018. See Note 9 - Derivative.

There was no income tax impact related to foreign currency translation adjustments for the three and nine month period ended September 30, 2017. The income tax impact related to components of other comprehensive income for the three and nine months ended September 30, 2018 is reflected on the condensed consolidated statements of comprehensive income.

6.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common shareholders - Basic	$(441)	$6,723	$2,740	$9,563
Interest on Convertible Notes	—	—	—	695
Gain on derivative liability	—	—	—	(1,581)
Net (loss) income attributable to common shareholders - Diluted	$(441)	$6,723	$2,740	$8,677

Denominator:
Weighted average common shares - Basic	35,594	35,748	35,682	34,768
Effective of diluted shares:
Share-based awards	—	288	199	444
Convertible Notes	—	—	—	967
Weighted average common shares - Diluted	35,594	36,036	35,881	36,179

Net (loss) income per share attributable to common shareholders - Basic	$(0.01)	$0.19	$0.08	$0.28

Net (loss) income per share attributable to common shareholders - Diluted	$(0.01)	$0.19	$0.08	$0.24

For the three months and nine months ended September 30, 2018 and 2017, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

Due to the net loss for the three months ended September 30, 2018, 130,965 shares were excluded from diluted weighted average shares.

The Convertible Notes were repaid in full on March 17, 2017. Applying the if-converted method, 967,342 shares (the weighted average shares outstanding through September 30, 2017) were included in diluted weighted average shares for the nine months ended September 30, 2017 because their effect was dilutive.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,384	$8,456	$21,928	$42,909	$18,702	$24,207
Customer relationships	49,620	22,473	27,147	55,524	25,912	29,612
Non-compete agreements	516	274	242	3,919	3,600	319
Trade names	7,700	1,418	6,282	7,716	878	6,838
Other intangible assets, net	$88,220	$32,621	$55,599	$110,068	$49,092	$60,976
Intangible assets not subject to amortization:
Trade names			26,702			26,702
			$82,301			$87,678

As of September 30, 2018, fully amortized intangible assets, along with the related accumulated amortization, were removed from the table above. As of September 30, 2018, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2018	$1,790
2019	7,131
2020	7,027
2021	6,819
2022	6,742
Thereafter	26,090
$55,599

As of September 30, 2018, the Company performed a qualitative assessment of each of its reporting units and determined it was less-likely-than-not that the fair value of its reporting units dropped below their carrying value. As a result, management concluded that no impairment testing was warranted as of September 30, 2018. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance. The Company will conduct its annual impairment test of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2018.

As of September 30, 2018 and December 31, 2017, goodwill by reporting segment was: $88.2 million for Nurse and Allied Staffing, $20.0 million for Physician Staffing, and $9.4 million for Other Human Capital Management Services, totaling $117.6 million.

8.    DEBT

The Company's long-term debt consists of the following:

	September 30, 2018		December 31, 2017
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 4.60% and 3.61% at September 30, 2018 and December 31, 2017, respectively	$91,250	$(664)	$100,000	$(866)
Less current portion	(7,454)	—	(6,875)	—
Long-term debt	$83,796	$(664)	$93,125	$(866)

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

Borrowings under the Amended Term Loan are payable in quarterly installments, which commenced January 2, 2018. Aside from its scheduled payments, on September 28, 2018, the Company made an optional prepayment of $5.0 million as permitted by the Amended and Restated Credit Agreement.

As of September 30, 2018, the aggregate scheduled maturities of the term loan are as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2018	$2,662
2019	6,389
2020	6,921
2021	8,519
2022	66,759
Thereafter	—
Total	$91,250

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

As of September 30, 2018, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 2.50%. The interest rate is subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.35% as of September 30, 2018. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt, which was effective April 2, 2018. See Note 9 - Derivative.

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

The Amended and Restated Credit Agreement includes two financial covenants: (i) a maximum Consolidated Total Leverage ratio limitation (as defined therein); and (ii) a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of September 30, 2018, the Company was in compliance with the financial covenants and other covenants contained in the Amended and Restated Credit Agreement.

On October 30, 2018, the Company entered into a First Amendment (First Amendment) to its Amended and Restated Credit Agreement that, among other administrative and clarifying changes, modifies the following: (1) the definition utilized in its financial covenants of Consolidated EBITDA to allow for exclusion of charges related to the Company’s initiative to replace its front-end system supporting its legacy travel nurse operations, subject to a basket of addbacks, of which the basket dollar amount was also increased; (2) increases the maximum Consolidated Total Leverage Ratio to 3.75:1.00 from 3.25:1:00 for the periods of September 30, 2018 through June 30, 2019, to 3.50:1:00 from 3.00:1.00 for the period ended September 30, 2019, to 3.25:1.00 from 3.00:1:00 for the period ended December 31, 2019, and maintains 3.00:1:00 for the periods thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (3) increases the pro forma Consolidated Total Leverage Ratio threshold for allowing restricted payments. In connection with the First Amendment, the Company paid $0.3 million in fees to its lenders which it expects to be treated as deferred debt issuance costs.

The foregoing description of the amendment is qualified in its entirety by reference to the full terms and provisions of the First Amendment, a copy of which is attached herewith as Exhibit 10.1.
The obligations under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).

As of September 30, 2018, the Company had $20.6 million letters of credit outstanding and $94.4 million available under the Amended Revolving Credit Facility. The letters of credit relate to the Company’s workers’ compensation and professional liability insurance policies.

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

9.    DERIVATIVE

In March 2018, the Company entered into an interest rate swap, with an effective date of April 2, 2018 and termination date of August 1, 2022. No initial investments were made to enter into the agreement. The interest rate swap agreement requires the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount beginning at $48.8 million (corresponding with the initial term loan payment schedule), and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. At initiation, the interest rate swap effectively fixed the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt. As of September 30, 2018, the fair value of the interest rate swap agreement was $0.4 million.

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

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan and US Resources Healthcare, LLC (USR) are contingent upon meeting certain performance requirements through 2019. The long-term portion of these liabilities has been included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration liability has been measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. See Note 4 - Acquisitions. The contingent consideration related to the Company's acquisition of USR was recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones. In the third quarter of 2018, the Company determined that the contingent consideration earnout related to the USR acquisition would not be achieved for 2018 and 2019 and, as a result, the entire liability was reversed.

The fair value of contingent consideration and the associated liabilities are adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value and related accretion reflected as acquisition-related contingent consideration on the condensed consolidated statements of operations. Significant increases (decreases) in the volatility or in any of the probabilities of success, or decreases (increases) in the discount rate result in a significantly higher (lower) fair value, respectively, and commensurate changes to these liabilities.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	September 30, 2018	December 31, 2017
Financial Assets:	(amounts in thousands)
(Level 2)
Interest rate swaps	$370	$—
Financial Liabilities:
(Level 1)
Deferred compensation	$1,787	$1,467
(Level 3)
Contingent consideration liabilities	$5,536	$5,368

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

Contingent Consideration
Liabilities
(amounts in thousands)
December 31, 2017	$5,368
Payments/Settlements	(100)
Accretion expense	212
March 31, 2018	5,480
Accretion expense	220
June 30, 2018	$5,700
Payments	(180)
Accretion expense	229
Valuation adjustment	(213)
September 30, 2018	$5,536

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill, trade names, and other intangible assets during the fourth quarter of 2017, the carrying value of goodwill and trade names in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs. For the three and nine months ended September 30, 2018, no impairment charges were recognized.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$90,586	$94,000	$99,134	$100,500

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

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 90 days from the date services are provided and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Under an authorized share repurchase program, the Company repurchased and retired shares of its Common Stock as follows: 32,983 shares of its Common Stock for $0.3 million, at an average market price of $9.08 per share during the three months ended September 30, 2018; and 432,439 shares of its Common Stock for $5.0 million, at an average market price of $11.54 per share during the nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of its Common Stock.

As of September 30, 2018, the Company has 510,004 shares of Common Stock under the current authorized share repurchase program available to repurchase, subject to certain conditions in the Company's Amended and Restated Credit Agreement. At September 30, 2018, the Company had 35,581,090 unrestricted shares of Common Stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the nine months ended September 30, 2018:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2018	515,601	$13.03	257,575	$13.49
Granted	391,108	$10.96	238,328	$11.11
Vested	(219,881)	$12.64	—	$—
Forfeited	(69,044)	$13.50	(40,419)	$13.41
Unvested restricted stock awards, September 30, 2018	617,784	$11.97	455,484	$12.25

During the three and nine months ended September 30, 2018, $1.0 million and $2.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 5,460 and 155,914 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$176,344	$200,492	$540,788	$564,527
Physician Staffing	21,158	24,871	64,052	71,055
Other Human Capital Management Services	3,215	3,125	10,737	9,792
	$200,717	$228,488	$615,577	$645,374

Contribution income:
Nurse and Allied Staffing	$16,534	$20,663	$50,203	$54,426
Physician Staffing	1,307	1,340	4,190	4,207
Other Human Capital Management Services	70	(1)	694	(200)
	17,911	22,002	55,087	58,433

Unallocated corporate overhead	10,937	9,301	32,399	30,414
Depreciation and amortization	2,892	2,849	8,764	7,325
Acquisition-related contingent consideration	16	(605)	449	(54)
Acquisition and integration costs	70	1,366	261	1,953
Restructuring costs	1,351	724	1,979	724
Income from operations	$2,645	$8,367	$11,235	$18,071

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

Future minimum lease payments, as of September 30, 2018, associated with these agreements with terms of one year or more are as follows:

Years Ending December 31:	(amounts in thousands)
2018	$1,875
2019	7,036
2020	5,838
2021	4,972
2022	4,481
Thereafter	9,468
$33,670

Contingencies:

Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. Non-income tax expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of September 30, 2018 and December 31, 2017, on its condensed consolidated balance sheets.

14.	INCOME TAXES

For the three and nine month periods ended September 30, 2018, the Company estimated its effective tax rate on an annual basis, as opposed to calculating it for the three and nine month periods ended September 30, 2017 based on year-to-date results, in accordance with the Income Taxes Topic of the FASB ASC. Income tax expense was primarily impacted by the non-deductibility of certain per diem expenses, the officers' compensation limitation, and international and state taxes.
During the fourth quarter of 2017, the Company concluded that it was more likely than not that a benefit from a substantial portion of its United States federal and state deferred tax assets would be realized. As a result, it released the majority of its valuation allowance. The Company will continue to assess the realizability of its deferred tax assets and, as of September 30, 2018, has maintained a $1.1 million valuation allowance against certain state net operating losses.

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

As of September 30, 2018, the Company had approximately $0.6 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities ($5.0 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the nine months ended September 30, 2018, the Company had gross increases of $1.1 million to its current year unrecognized tax benefits.

The tax years of 2008 and 2010 through 2017 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company provided services to customers affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was less than $0.1 million for the three and nine months ended September 30, 2018, and $1.2 million and $3.8 million for the three and nine months ended September 30, 2017, respectively. Accounts receivable due from these hospitals at September 30, 2018 and December 31, 2017 were less than $0.1 million and approximately $0.4 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in Cross Country Talent Acquisition Group, LLC (formerly InteliStaf of Oklahoma, LLC), a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $5.4 million and $14.5 million for the three and nine months ended September 30, 2018, respectively, and $4.6 million and $13.3 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had a receivable balance of $2.2 million and $0.8 million, respectively, and a payable balance of $0.3 million at both periods.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.3 million, respectively, in rent expense for these premises for the three and nine months ended September 30, 2018 and September 30, 2017.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently in the process of evaluating the potential impact the adoption of this standard may have and expects to adopt this standard in its first quarter of 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and should be applied either prospectively or retrospectively depending on the nature of the disclosure. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently in the process of evaluating this standard and expects to adopt the full provisions in its first quarter of 2020.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The FASB has issued several other subsequent updates including the following: 1) ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which includes sixteen separate narrow-scope amendments to clarify the codification and to correct unintended application of guidance; and 2) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard by allowing them to elect not to recast the comparative periods presented when transitioning to ASC 842. The new lease standard, and the subsequent ASUs that modified Topic 842, are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.
The Company is in the process of implementing a plan to adopt this standard. As a result of its review, the Company intends to elect the practical expedient package to retain its lease classification for any leases that existed prior to the adoption of the standard. In addition, the Company expects to elect not to apply the recognition requirements to short-term leases, and to apply the transition method, which permits the use of the effective date of initial application. Approximately $33.7 million of undiscounted future lease liabilities, primarily related to real estate, would be discounted to present value and added to the condensed consolidated balance sheet with a corresponding right of use asset if the guidance was applied on September 30, 2018. The Company has implemented a lease management software application tool and is continuing to assess the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements as well as changes to its processes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of the Company. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 70 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, recruitment process outsourcing (RPO), and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 88% of our total revenue in the third quarter of 2018. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Substantially all of the results of the acquisition of Advantage have been aggregated with our Nurse and Allied Staffing business segment. See Note 4 - Acquisitions to our condensed consolidated financial statements.

●
Physician Staffing – Physician Staffing represented approximately 10% of our total revenue in the third quarter of 2018. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the United States.

●
Other Human Capital Management Services – Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue in the third quarter of 2018. OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the United States.

Summary of Operations

For the quarter ended September 30, 2018, revenue from services decreased 12% year-over-year to $200.7 million, with declines in both our Nurse and Allied Staffing and our Physician Staffing reporting segments. The decrease in our Nurse and Allied Staffing segment was primarily due to lower volume particularly in travel nurse operations and, to a lesser extent, branch operations. The decrease in our Physician Staffing segment was primarily due to lower volume. We continue to manage our selling, general and administrative expenses as we remain committed to improving operating leverage and overall profitability. As part of our cost savings and efficiency initiatives, we incurred $1.4 million in restructuring charges during the third quarter of 2018. Net loss attributable to common shareholders was $0.4 million, or a loss of $0.01 per share.
For the nine months ended September 30, 2018, we generated cash flow from operating activities of $21.8 million. In addition, in the first nine months of 2018, we repurchased and retired 432,439 shares of Common Stock for $5.0 million, at an average market price of $11.54 per share, pursuant to the current authorized share repurchase program. See Note 11 - Stockholders' Equity to our condensed consolidated financial statements. As of September 30, 2018, we had $28.1 million of cash and cash equivalents and $91.3 million outstanding on our Term Loan, at par. There were no borrowings drawn on our $115.0 million revolving credit facility, with $20.6 million of letters of credit outstanding, leaving $94.4 million available for borrowings under the revolving credit facility.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	74.3	73.5	74.2	73.6
Selling, general and administrative expenses	22.0	20.8	21.9	21.9
Bad debt expense	0.3	0.2	0.2	0.2
Depreciation and amortization	1.4	1.2	1.4	1.1
Acquisition-related contingent consideration	—	(0.3)	0.1	—
Acquisition and integration costs	—	0.6	0.1	0.3
Restructuring costs	0.7	0.3	0.3	0.1
Income from operations	1.3	3.7	1.8	2.8
Interest expense	0.8	0.5	0.7	0.4
Gain on derivative liability	—	—	—	(0.2)
Loss on early extinguishment of debt	—	—	—	0.8
Other income, net	(0.1)	—	(0.1)	—
Income before income taxes	0.6	3.2	1.2	1.8
Income tax expense	0.7	0.1	0.6	0.2
Consolidated net (loss) income	(0.1)	3.1	0.6	1.6
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.1	0.2	0.1
Net (loss) income attributable to common shareholders	(0.2)%	3.0%	0.4%	1.5%

Comparison of Results for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2018	2017	$	%
	(Amounts in thousands)
Revenue from services	$200,717	$228,488	$(27,771)	(12.2)%
Direct operating expenses	149,155	168,008	(18,853)	(11.2)%
Selling, general and administrative expenses	44,086	47,346	(3,260)	(6.9)%
Bad debt expense	502	433	69	15.9%
Depreciation and amortization	2,892	2,849	43	1.5%
Acquisition-related contingent consideration	16	(605)	621	102.6%
Acquisition and integration costs	70	1,366	(1,296)	(94.9)%
Restructuring costs	1,351	724	627	86.6%
Income from operations	2,645	8,367	(5,722)	(68.4)%
Interest expense	1,512	1,221	291	23.8%
Loss on early extinguishment of debt	36	—	36	100.0%
Other income, net	(170)	(57)	(113)	(198.2)%
Income before income taxes	1,267	7,203	(5,936)	(82.4)%
Income tax expense	1,385	159	1,226	771.1%
Consolidated net (loss) income	(118)	7,044	(7,162)	(101.7)%
Less: Net income attributable to noncontrolling interest in subsidiary	323	321	2	0.6%
Net (loss) income attributable to common shareholders	$(441)	$6,723	$(7,164)	(106.6)%

Revenue from services

Revenue from services decreased 12.2%, to $200.7 million for the three months ended September 30, 2018, as compared to $228.5 million for the three months ended September 30, 2017, due primarily to volume declines in our Nurse and Allied and Physician Staffing segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $18.9 million or 11.2%, to $149.2 million for the three months ended September 30, 2018, as compared to $168.0 million for the three months ended September 30, 2017. As a percentage of total revenue, direct operating expenses increased to 74.3% compared to 73.5% in the prior year period primarily due to lower bill-pay spread, primarily in our travel nurse operations.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 6.9%, to $44.1 million for the three months ended September 30, 2018, as compared to $47.3 million for the three months ended September 30, 2017, primarily reflecting the cost savings and efficiency initiatives undertaken over the last several quarters, partly offset by higher corporate costs. As a percentage of total revenue, selling, general and administrative expenses increased to 22.0% for the three months ended September 30, 2018 as compared to 20.8% for the three months ended September 30, 2017, due to negative operating leverage.

Depreciation and amortization expense

Depreciation and amortization expense increased to $2.9 million for the three months ended September 30, 2018 from $2.8 million for the three months ended September 30, 2017. As a percentage of revenue, depreciation and amortization expense was 1.4% and 1.2% for the three months ended September 30, 2018 and 2017, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration includes accretion and valuation adjustments on our contingent consideration liabilities for the Mediscan and USR acquisitions, and totaled less than $0.1 million and a benefit of $0.6 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Both periods included the reversal of an earnout liability which was determined would not be achieved, USR in 2018 and Mediscan in 2017. See Note 10 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the three months ended September 30, 2018 were $0.1 million, compared to $1.4 million during the three months ended September 30, 2017, and related to the Advantage acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $1.4 million and $0.7 million during the three months ended September 30, 2018 and September 30, 2017, respectively, and were related to severance, exit costs, and other write-offs of $0.4 million related to abandoned locations.

Interest expense

Interest expense was $1.5 million for the three months ended September 30, 2018, compared to $1.2 million for the three months ended September 30, 2017, due to a higher effective interest rate on our term loan borrowings, which increased to 5.3% for the three month period ended September 30, 2018 compared to 4.0% for the three months ended September 30, 2017. See Note 8 - Debt.

Income tax expense

Income tax expense totaled $1.4 million and $0.2 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Income tax expense for the third quarter of 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. Income tax expense for the third quarter of 2017 was primarily related to the amortization of indefinite-lived intangible assets for tax purposes, and international and state taxes.

Comparison of Results for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2018	2017	$	%
	(Amounts in thousands)
Revenue from services	$615,577	$645,374	$(29,797)	(4.6)%
Direct operating expenses	456,573	475,091	(18,518)	(3.9)%
Selling, general and administrative expenses	135,004	141,182	(6,178)	(4.4)%
Bad debt expense	1,312	1,082	230	21.3%
Depreciation and amortization	8,764	7,325	1,439	19.6%
Acquisition-related contingent consideration	449	(54)	503	931.5%
Acquisition and integration costs	261	1,953	(1,692)	(86.6)%
Restructuring costs	1,979	724	1,255	173.3%
Income from operations	11,235	18,071	(6,836)	(37.8)%
Interest expense	4,225	2,975	1,250	42.0%
Gain on derivative liability	—	(1,581)	1,581	100.0%
Loss on early extinguishment of debt	36	4,969	(4,933)	(99.3)%
Other income, net	(369)	(116)	(253)	(218.1)%
Income before income taxes	7,343	11,824	(4,481)	(37.9)%
Income tax expense	3,717	1,278	2,439	190.8%
Consolidated net income	3,626	10,546	(6,920)	(65.6)%
Less: Net income attributable to noncontrolling interest in subsidiary	886	983	(97)	(9.9)%
Net income attributable to common shareholders	$2,740	$9,563	$(6,823)	(71.3)%

Revenue from services

Revenue from services decreased 4.6%, to $615.6 million for the nine months ended September 30, 2018, as compared to $645.4 million for the nine months ended September 30, 2017, due primarily to volume declines in our Nurse and Allied and Physician Staffing segments, partly offset by the impact of the acquisition of Advantage. Excluding the impact of Advantage, revenue decreased $62.4 million or 10.0%. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $18.5 million or 3.9%, to $456.6 million for the nine months ended September 30, 2018, as compared to $475.1 million for the nine months ended
September 30, 2017. As a percentage of total revenue, direct operating expenses increased to 74.2% compared to 73.6% in the prior year period, primarily due to the impact of the Advantage acquisition and lower bill-pay spread, primarily in our travel nurse operations.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 4.4%, to $135.0 million for the nine months ended September 30, 2018, as compared to $141.2 million for the nine months ended September 30, 2017, despite the added expenses from the acquisition of Advantage, primarily reflecting the cost savings and efficiency initiatives completed over the last several quarters, partly offset by higher corporate costs. As a percentage of total revenue, selling, general and administrative expenses were 21.9% for the nine months ended September 30, 2018 and 2017.

Depreciation and amortization expense

Depreciation and amortization expense increased to $8.8 million for the nine months ended September 30, 2018 from $7.3 million for the nine months ended September 30, 2017, primarily due to the additional amortization of other intangible assets of Advantage. As a percentage of revenue, depreciation and amortization expense was 1.4% and 1.1% for the nine months ended September 30, 2018 and 2017, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration, includes accretion and valuation adjustments on our contingent consideration liabilities for the Mediscan and USR acquisitions, and totaled $0.4 million and a benefit of $0.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Both periods included the reversal of an earnout liability which was determined would not be achieved, USR in 2018 and Mediscan in 2017. See Note 10 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the nine months ended September 30, 2018 were $0.3 million, compared to $2.0 million during the nine months ended September 30, 2017, and related to the Advantage acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs totaled $2.0 million and $0.7 million during the nine months ended September 30, 2018 and September 30, 2017, respectively, and related to severance, exit costs, and other write-offs of $0.4 million related to abandoned locations.

Interest expense

Interest expense was $4.2 million for the nine months ended September 30, 2018, compared to $3.0 million for the nine months ended September 30, 2017, primarily due to the incremental debt resulting from the acquisition of Advantage, and a higher effective interest rate. The effective interest rate on our borrowings increased to 4.9% for the nine month period ended September 30, 2018 compared to 4.8% for the nine months ended September 30, 2017.

Gain on derivative liability

We incurred a gain on derivative liability of $1.6 million for the nine months ended September 30, 2017 related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarter through the payoff date, primarily resulting from a decrease in our share price. There were no such charges incurred for the nine months ended September 30, 2018. See Note 8 - Debt to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was not material for the nine months ended September 30, 2018 relates to the optional prepayment of $5.0 million made on our Amended Term Loan on September 28, 2018. Loss on early extinguishment of debt of $5.0 million for the nine months ended September 30, 2017 relates to the early repayment of our Convertible Notes. See Note 8 - Debt.

Income tax expense

Income tax expense totaled $3.7 million and $1.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Income tax expense for the nine months ended September 30, 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. Income tax expense for the nine months ended September 30, 2017 was primarily related to the amortization of indefinite-lived intangible assets for tax purposes, and international and state taxes.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$176,344	$200,492	$540,788	$564,527
Physician Staffing	21,158	24,871	64,052	71,055
Other Human Capital Management Services	3,215	3,125	10,737	9,792
	$200,717	$228,488	$615,577	$645,374

Contribution income:
Nurse and Allied Staffing	$16,534	$20,663	$50,203	$54,426
Physician Staffing	1,307	1,340	4,190	4,207
Other Human Capital Management Services	70	(1)	694	(200)
	17,911	22,002	55,087	58,433

Unallocated corporate overhead	10,937	9,301	32,399	30,414
Depreciation and amortization	2,892	2,849	8,764	7,325
Acquisition-related contingent consideration	16	(605)	449	(54)
Acquisition and integration costs	70	1,366	261	1,953
Restructuring costs	1,351	724	1,979	724
Income from operations	$2,645	$8,367	$11,235	$18,071

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2018	2017	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	6,953	7,706	(753)	(9.8)%
Average Nurse and Allied Staffing revenue per FTE per day	$276	$283	(7)	(2.5)%

Physician Staffing statistical data: (a)
Days filled	13,375	15,567	(2,192)	(14.1)%
Revenue per day filled	$1,582	$1,598	(16)	(1.0)%

	Nine Months Ended
	September 30,	September 30,		Percent
	2018	2017	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,187	7,355	(168)	(2.3)%
Average Nurse and Allied Staffing revenue per FTE per day	$276	$281	(5)	(1.8)%

Physician Staffing statistical data: (a)
Days filled	41,611	45,823	(4,212)	(9.2)%
Revenue per day filled	$1,539	$1,551	(12)	(0.8)%

(a)	See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

See Note 12 - Segment Data.

Segment Comparison - Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing decreased $24.1 million, or 12.0%, to $176.3 million for the three months ended September 30, 2018, compared to $200.5 million for the three months ended September 30, 2017, predominantly due to volume declines in our travel nurse and branch operations, coupled with a further decline in travel nurse premium rates. These declines were partially offset by growth in travel allied and education healthcare staffing operations.

Contribution income from Nurse and Allied Staffing decreased $4.2 million or 20.0%, to $16.5 million for the three months ended September 30, 2018, compared to $20.7 million for the three months ended September 30, 2017, primarily due to lower volumes and, to a lesser extent, lower bill rates in our travel nurse operations. As a percentage of segment revenue, contribution income was 9.4% for the three months ended September 30, 2018, compared to 10.3% for the three months ended September 30, 2017.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended September 30, 2018 decreased 9.8% from the three months ended September 30, 2017. The average Nurse and Allied Staffing revenue per FTE per day decreased 2.5%, reflecting lower average bill rates primarily in our travel nurse operations.

Physician Staffing

Revenue from Physician Staffing decreased $3.7 million, or 14.9%, to $21.2 million for the three months ended September 30, 2018, compared to $24.9 million for the three months ended September 30, 2017, primarily due to a lower number of days filled and, to a lesser extent, lower bill rates due to mix.

Contribution income from Physician Staffing was $1.3 million for the three months ended September 30, 2018, consistent with the three months ended September 30, 2017. As a percentage of segment revenue, contribution income was 6.2% for the three months ended September 30, 2018, compared to 5.4% for the three months ended September 30, 2017, driven by higher gross profit margins, coupled with lower selling, general, and administrative expenses from our cost savings and efficiency initiatives.

Operating Metrics

Total days filled were 13,375 as compared with 15,567 in the prior year. Revenue per day filled was $1,582 as compared with $1,598 in the prior year, down 1.0% due to a shift in mix between advanced practice and physician staffing.

Other Human Capital Management Services

Revenue from OHCMS increased $0.1 million, or 2.9%, to $3.2 million for the three months ended September 30, 2018, compared to $3.1 million for the three months ended September 30, 2017, primarily due to growth in executive searches, partly offset by a decline in physician searches.

Segment contribution income for the three months ended September 30, 2018 increased to $0.1 million, compared to essentially breakeven for the three months ended September 30, 2017, driven by revenue growth, coupled with lower selling, general, and administrative expenses resulting from our cost savings and efficiency initiatives.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $10.9 million for the three months ended September 30, 2018 and $9.3 million for the three months ended September 30, 2017. As a percentage of consolidated revenue, unallocated corporate overhead was 5.4% for the three months ended September 30, 2018 and 4.1% for the three months ended September 30, 2017.

Segment Comparison - Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing decreased $23.7 million, or 4.2%, to $540.8 million for the nine months ended September 30, 2018, compared to $564.5 million for the nine months ended September 30, 2017, predominantly due to volume declines in our travel nurse and branch operations, coupled with a further decline in travel nurse premium rates. These declines were partially offset by the impact of the Advantage acquisition. Excluding the Advantage acquisition, revenue decreased $56.8 million, or 10.5%, primarily driven by volume.

Contribution income from Nurse and Allied Staffing decreased $4.2 million or 7.8%, to $50.2 million for the nine months ended September 30, 2018, compared to $54.4 million for the nine months ended September 30, 2017, primarily due to lower volumes in our travel nurse and branch operations businesses, partly offset by lower selling, general and administrative expense due to our cost savings and efficiency initiatives. As a percentage of segment revenue, contribution income was 9.3% for the nine months ended September 30, 2018, compared to 9.6% for the nine months ended September 30, 2017.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the nine months ended September 30, 2018 decreased 2.3% from the nine months ended September 30, 2017. The average Nurse and Allied Staffing revenue per FTE per day decreased 1.8%, reflecting lower average bill rates, primarily in our travel nurse operations.

Physician Staffing

Revenue from Physician Staffing decreased $7.0 million, or 9.9%, to $64.1 million for the nine months ended September 30, 2018, compared to $71.1 million for the nine months ended September 30, 2017, primarily due to a lower number of days filled, coupled with lower bill rates due to mix.

Contribution income from Physician Staffing was $4.2 million for the nine months ended September 30, 2018, consistent with the nine months ended September 30, 2017. As a percentage of segment revenue, contribution income was 6.5% for the nine months ended September 30, 2018, compared to 5.9% for the nine months ended September 30, 2017, reflecting lower selling, general, and administrative expenses from our cost savings and efficiency initiatives.

Operating Metrics

Total days filled were 41,611 as compared with 45,823 in the prior year. Revenue per day filled was $1,539 as compared with $1,551 in the prior year, down 0.8% due to a shift in mix between advanced practice and physician staffing.

Other Human Capital Management Services

Revenue from OHCMS increased $0.9 million, or 9.7%, to $10.7 million for the nine months ended September 30, 2018, compared to $9.8 million for the nine months ended September 30, 2017, primarily due to growth in executive searches.

Segment contribution income for the nine months ended September 30, 2018 increased to $0.7 million, compared to a loss of $0.2 million for the nine months ended September 30, 2017, driven by revenue growth, coupled with lower expenses resulting in improved operating leverage in the business.

Unallocated Corporate Overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses. Unallocated corporate overhead was $32.4 million for the nine months ended September 30, 2018, compared to $30.4 million for the nine months ended September 30, 2017. As a percentage of consolidated revenue, unallocated corporate overhead was 5.3% for the nine months ended September 30, 2018 and 4.7% for the nine months ended September 30, 2017.

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2018, we had $28.1 million in cash and cash equivalents and $91.3 million of Term Loan outstanding, at par. Working capital was $114.3 million as of September 30, 2018 consistent with December 31, 2017. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, increased 3 days to 61 days as of September 30, 2018, compared to 58 days as of December 31, 2017.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, and debt service from a combination of cash on hand, operating cash flows, and funds available through the revolving loan portion of our Amended and Restated Credit Agreement. See debt discussion which follows. In the third quarter of 2018, we launched a new initiative to replace our front-end system which supports our legacy travel nurse staffing operations. We anticipate the system replacement to be completed by mid-2020 and the total cost to range between $10 million and $12 million, of which we expect approximately three quarters of the costs to be capitalized and/or deferred. Operating cash flows and cash on hand, along with amounts available under our revolving credit facility, should be sufficient to meet these needs during the next twelve months.

Net cash provided by operating activities was $21.8 million in the nine months ended September 30, 2018, compared to $28.7 million in the nine months ended September 30, 2017, primarily due to lower revenue and collections, partly offset by the timing of payments.

Net cash used in investing activities was $3.6 million in the nine months ended September 30, 2018, compared to $90.3 million in the nine months ended September 30, 2017. The primary use for cash in the nine months ended September 30, 2017 was for the Advantage acquisition. In both periods, cash used also includes capital expenditures and acquisition-related settlements.

Net cash used in financing activities during the nine months ended September 30, 2018 was $15.6 million, compared to net cash provided by financing activities of $51.7 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we used cash to repurchase $5.0 million in shares of Common Stock, repay $8.8 million on our Term Loan (including an optional prepayment of $5.0 million), and pay $1.8 million for other financing activities. During the nine months ended September 30, 2017, we repaid our Convertible Notes with a partial cash payment of $5.0 million and paid $0.6 million in related extinguishment fees. We also funded the acquisition of Advantage using our Credit Facility and subsequently refinanced, resulting in net borrowings of $68.5 million on the Credit Facility ($62.0 million in Term Loans and $6.5 million on the Revolving Credit Facility which was subsequently repaid) and debt issuance costs of $0.9 million. In addition, we used cash to reduce the principal amount of our term debt by $1.5 million, and to pay $2.3 million for other financing activities.

Debt

Credit Facilities

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, our Amended and Restated Credit Agreement, entered into on August 1, 2017, provides us with a $215.0 million committed facility, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). As of September 30, 2018, the Applicable Margin, as defined in the Amended and Restated Credit Agreement, was 2.50% for Eurodollar Loans and LIBOR Index Rate Loans and 1.50% for Base Rate Loans. As of September 30, 2018, we had $91.3 million remaining on the Amended Term Loan and $20.6 million in letters of credit outstanding, leaving $94.4 million available under the Amended Revolving Credit Facility.

On October 30, 2018, we entered into an amendment to our Amended and Restated Credit Agreement that increases the maximum Consolidated Total Leverage Ratio covenant by 0.50:1.00 from September 30, 2018 through September 30, 2019, and by 0.25:1.00 for the period ended December 31, 2019, modifies the definition of Consolidated EBITDA to allow for the exclusion of charges related to an initiative to replace our front-end system supporting our legacy travel nurse operations, and also provides for a less restrictive pro forma Consolidated Total Leverage Ratio threshold for restricted payments. We believe this provides us with the ability to continue to execute our strategy to grow the business.

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

Commitments and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2018:

Commitments	Total	2018	2019	2020	2021	2022	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$91,250	$2,662	$6,389	$6,921	$8,519	$66,759	$—
Interest on debt (b)	19,703	2,722	5,197	4,885	4,484	2,415	—
Contingent consideration (c)	6,864	—	280	6,584	—	—	—
Operating lease obligations (d)	33,670	1,875	7,036	5,838	4,972	4,481	9,468
	$151,487	$7,259	$18,902	$24,228	$17,975	$73,655	$9,468
_______________

(a)
Under our Amended Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable. As of September 30, 2018, we are in compliance with the financial covenants and other covenants contained in the Credit Agreement.

(b)
Interest on debt represents payments due through maturity for our Term Loan, calculated using the October 1, 2018 applicable LIBOR and margin rate totaling 4.8% on approximately 50% of the Term Loan balance, and a fixed interest rate of 5.1% on the other approximately 50% of the Term Loan balance, taking into account the interest rate swap. See Note 9 - Derivative.

(c)
The contingent consideration represents the estimated payments due to the sellers related to the Mediscan acquisition, including accretion. See Note 4 - Acquisitions to our condensed consolidated financial statements. We have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

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
During the three months ended September 30, 2018, we purchased, under this program, a total of 32,983 shares at an average price of $9.08 per share. A summary of the repurchase activity for the period covered by this report follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—	$—	—	542,987
August 1 - August 31, 2018	32,983	$9.08	32,983	510,004
September 1 - September 30, 2018	—	$—	—	510,004
Total July 1 - September 30, 2018	32,983	$9.08	32,983	510,004

ITEM 6.	EXHIBITS

No.	Description

*10.1
First Amendment to Amended and Restated Credit Agreement, dated October 30, 2018, by and among Cross Country Healthcare, Inc. as borrower, certain of its domestic subsidiaries as guarantors, the Lenders referenced therein, and SunTrust Bank, as agent.

10.1 #
Amendment to Employment Agreement, dated September 10, 2018, by and between Cross Country Healthcare, Inc. and William J. Grubbs (Previously filed as an exhibit to the Company's Form 8-K dated September 10, 2018 and incorporated by reference herein)

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 1, 2018	By:	/s/ Christopher R. Pizzi
Christopher R. Pizzi SVP & Chief Financial Officer (Principal Accounting and Financial Officer)