Form 10-K
period 2018-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2019-03-01
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2018 of $11.25 as reported on the NASDAQ National Market, was $395,272,643. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 22, 2019, 36,139,876 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2019 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2019.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact; (ii) the available information with respect to these factors on which such analysis is based is complete or accurate; (iii) such analysis is correct; or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements.

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (NASDAQ: CCRN) is a national leader in providing healthcare staffing, recruiting and value-added workforce solutions. Through a full suite of innovative workforce solutions and a national presence including 73 office locations throughout the United States (U.S.), we are able to meet the unique and dynamic needs of our clients. By utilizing our various solutions, clients are able to better plan their personnel needs, outsource recruitment processes, strategically flex their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes.
Our solutions are geared towards assisting our clients in maintaining high quality outcomes by addressing their healthcare workforce needs. We are increasingly being called upon by our clients to provide more creative and strategic talent sourcing strategies with respect to nurses, doctors, allied healthcare professionals, and healthcare executives, all on a temporary and permanent basis. Over the past several years, our workforce solutions have evolved into a total talent management relationship as our clients continue to focus on improving labor management to address complex financial, compliance, and other challenges in the healthcare industry. As part of this evolution of our services, we continue to consider the following: (1) solving the immediate and future needs of our customers and healthcare professionals; (2) enhancing our network of healthcare professionals and deepening our relationship with them; (3) expanding our service offerings to reduce sensitivity to economic cycles; (4) expanding our expertise with various healthcare solutions in various geographic areas of the U.S. and (5) continuing to diversify our client base to enhance our long-term business prospects. Today, our workforce solutions include:

•
Managed Service Programs (MSPs). The market has continued to shift towards a centralized model for managing contingent labor for both clinical and non-clinical needs. We have been a market leader in this area since launching our first MSP in 2003, an account we continue to serve today. Over the past 15 years, we have grown our relationships and today service more than 70 clients across more than 900 facilities, with estimated spend under management of approximately $400 million annually. The benefits to our clients not only include reduced costs and increased visibility into their needs and usage, but they gain access and insight from our industry expertise on a broad range of topics. In 2017, we acquired Advantage RN, LLC (Advantage) to supplement the number of nurses we place at our MSP clients, increase our capture rate at those accounts, and reduce the number of positions we outsource to subcontractors. In addition, Advantage provides a vehicle for us to cross-sell our MSP solutions to Advantage's clients and increase our footprint in the Midwest where Advantage is located.

•
Optimal Workforce Solutions (OWS). The acquisition of Medical Staffing Network in 2014 provided us with a platform to provide outsourced services to large hospital systems to more efficiently manage certain professionals.

•
Education Healthcare Staffing Services. In 2015, we acquired an education healthcare staffing company, Mediscan, which further diversified our customer base to staff speech language pathologists, physical therapists, and other healthcare workers in schools (public, charter and private) as mandated by the government. This business serves to reduce our sensitivity to economic cycles.

•
Recruitment Process Outsourcing (RPO). In 2016, we acquired an RPO business, US Resources Healthcare, which allows us to deliver financial and operating efficiencies to our customers through labor optimization services while enhancing the quality of care. In 2018, we acquired American Personnel, Inc. (AP Staffing) which also provides RPO services in addition to other strategic solutions.

•
Internal Resource Pool Consulting & Development (IRP). We strategically partner with our clients to set up, administer and manage an IRP or to optimize an existing IRP to create efficiencies for our clients by balancing their workforce mix to meet their current needs.

•
Electronic Medical Record Transition Staffing (EMR). As healthcare facilities continue to enhance and optimize their electronic medical record technology, we provide a staffing plan and an organized volume of quality healthcare professionals during the process so that our clients may continue to deliver quality care.

•
Consulting Services. In 2018, we acquired AP Staffing located in Boston. In addition to providing temporary and permanent staffing solutions and MSP solutions, AP Staffing acts as a consultative partner with clients to perform, among other things, talent acquisition assessments, the development of requests for proposals, the management of vendor selection processes, and employer branding strategies.

Through a combination of our national reach and industry leading local presence in key markets, we are able to place clinical and non-clinical professionals across a diverse customer base. We believe that our branches provide a unique value proposition to both large and small clients alike as we are able to offer them a high-touch, consultative based approach to understanding the market on both a national and local level. Our acquisition of Medical Staffing Network in 2014 expanded our local presence throughout the U.S. and provided a larger geographic footprint of 55 offices to provide per diem and local contract staffing and support MSP clients in those areas. In August 2018, Staffing Industry Analysts reported that Cross Country Healthcare was the largest per diem staffing company in the U.S. The acquisitions of Allied Health Group in 2013, Medical Staffing Network in 2014, Mediscan in 2015, Advantage in 2017, and American Personnel, Inc. (AP Staffing) in 2018 have expanded our recruiting capabilities and supply of nursing and allied professionals who desire to be engaged on a travel, per diem and/or permanent basis throughout the course of their careers.

We started centralizing our back office, including technology, human resource, finance, and risk management resources in 2013, and we continue to centralize these functions in order to streamline processes and create efficiencies in pursuit of growth and profitability. In an effort to further optimize our processes, from 2014 to 2016 we replaced the front office operating systems of our branch operations, our physician staffing business and our executive and physician search business. In 2018, we began a project to replace the front-end operating system of our travel nurse business to improve our candidate experience and be more efficient. As part of our growth strategy, we are also embracing the way content, messaging and communication generally are being consumed differently and we are continuing to make investments in social media, mobile applications and other technology which we believe will continue enhancing our recruiting capabilities and the experience of our healthcare professionals. These marketing and technology strategies to retain talent more efficiently should serve to give us more leverage in the business and make the company more user-friendly for our corporate employees, our healthcare professionals and our clients.

We believe our strategy will allow us to expand our current business and capture rate at our MSP clients, increase the number and types of new customers we serve, grow the supply and types of specialties of our healthcare professionals, improve our operating leverage through growth and cost containment, and strengthen and broaden our market presence. This will require us to focus on (i) expanding our workforce solutions offerings to deepen our relationships with current customers and to attract new customers; (ii) expanding our local branch network to grow our local market presence and our MSP business; (iii) further diversifying our customer base into the public and charter school market; (iii) continuing to diversify and deepen our customer base in the local ambulatory care and retail market, which provides more balance between our large volume-based customers and our small local customers; (iv) better positioning ourselves to take additional market share in our MSP business; (v) accessing more candidates; and (vi) continuing to modernize our technologies and processes to optimize our relationships with our healthcare professionals and clients.

To successfully execute our business strategy, we will rely on our experienced and focused executive and operational teams. Our executive team has extensive experience in the staffing and healthcare industries. We also foster a culture of performance, talented leadership and collegiality that promotes the achievement of both company and personal goals. In 2018, Cross Country Staffing® was recognized as Best of Staffing. Advantage RN, Cross Country Allied, Cross Country TravCorps, Medical Doctor Associates, Medical Staffing Network, MedStaff, PharmStaff all received 2018 Talent ClearlyRated Best of Staffing Awards.

Services

We provide our services on a national level or through any one of our 66 local branches throughout the United States or through a combination of both. We service a variety of clients, including public and private acute care hospitals, public and charter schools, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, correctional facilities, government facilities, retailers, and many other healthcare providers.
Our business consists of three business segments: (i) Nurse and Allied Staffing; (ii) Physician Staffing; and (iii) Other Human Capital Management Services. Fees for our services are paid directly by our clients and in certain instances by vendor managers, and as a result, we have no direct exposure to Medicare or Medicaid reimbursements. For additional financial information concerning our business segments, see Note 17 - Segment Data to the consolidated financial statements. Through our business segments, we provide our healthcare clients with a wide range of workforce solutions as described above and staffing services as set forth below.

(1)
Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, branch-based local nurses, and allied staffing. We provide flexible workforce solutions to the healthcare and school markets through diversified offerings designed to meet the special needs of each client, including: MSP, OWS, Educational Healthcare Services, RPO, IRP, EMR and consulting services. We market our services to hospitals and other customers through our Cross Country Staffing®, MSN, Allied Health Group, Advantage, Mediscan, AP Staffing, and DirectEd brands. We also market our services to healthcare professionals using a multi-brand strategy to segment the market and maximize our outreach to healthcare professionals. Our Nurse and Allied Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

A majority of our revenue is generated from staffing registered nurses on long-term contract assignments (typically 13 weeks in length) at hospitals and health systems using various brands. Additionally, we offer a short-term staffing solution of registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings through our national network of local branch offices. We also provide travel allied professionals on long-term contract assignments to hospitals, public and charter schools, and skilled nursing facilities under the Cross Country Staffing, Mediscan, and DirectEd brands.

(2)
Physician Staffing. We provide physicians in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) under our MDA brand as independent contractors on temporary assignments throughout the United States at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. Our Physician Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

(3)
Other Human Capital Management Services. We provide retained and contingent search services for physicians, healthcare executives, nurses, advanced practice, and allied health professionals. The revenue and contribution income of our Other Human Capital Management Services Segment is set forth in Note 17 - Segment Data to the consolidated financial statements. Our Cejka Search® brand recruits healthcare talent for organizations nationwide through a team of experienced professionals, advanced use of recruitment technology, and commitment to service excellence. Serving clients nationwide, Cejka completes hundreds of search assignments annually for organizations, including, but not limited to, physician group practices, hospitals and health systems, academic medical centers, accountable care organizations, managed care, and other healthcare organizations.

Our Business Model

The recruitment and retention of a sufficient number of qualified healthcare professionals to work temporary assignments on our behalf is critical to the success of our business. Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring diverse practice settings, building skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position.

(1)
Our Healthcare Professionals. Within our Nurse and Allied segment, we operate differentiated brands to recruit nurses and allied professionals. We believe our multi-brand recruiting model helps us reach a larger volume and a more diverse group of candidates to fill open positions at our clients throughout the United States in various clinical and non-clinical settings and in many different geographic areas. Our company is well positioned, as nurses and allied professionals routinely seek a wide range of diverse assignments in attractive locations, with competitive compensation and benefit packages, scheduling options, as well as a high level of service. In addition, we believe nurses and allied professionals are confident we will have new assignments for them as they complete their current assignment. Our competitive benefits generally include professional liability insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances, and housing. Each of our nurse and allied healthcare professionals is employed by us and is typically paid hourly wages and any other benefits they are entitled to receive during the assignment period.

Recruiters are an essential element of our Nurse and Allied Staffing business, and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments with us. Recruiters match the supply of qualified candidates in our databases with the demand for open orders posted by our clients. While we rely on word-of-mouth for referrals to access candidates, we also market our brands on the Internet, including extensive utilization of social media, which has become an increasingly important component of our recruitment efforts. We maintain a number of websites to allow potential applicants to obtain information about our brands and assignment opportunities, as well as to apply online.
MDA recruits and contracts with physicians and advanced practice professionals to provide medical services for its healthcare customers. Each physician or advanced practice professional is an independent contractor and enters into an agreement with MDA to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer. Physicians and advanced practice professionals are engaged to provide medical services for a healthcare customer ranging from a few days up to a year. We believe physicians are attracted to us because we offer a wide variety of assignments, competitive fees, medical malpractice insurance, and a high level of service to them. MDA relies on word-of-mouth referrals, but also markets it brands on the Internet and through extensive social media campaigns.

(2)
Sales and Marketing. We market our Nurse and Allied Staffing services to our hospitals, healthcare facilities, schools, and other clients using our Cross Country Staffing, Medical Staffing Network™, Advantage, Allied Health Group, Mediscan, AP Staffing, and DirectEd brands. Cross Country Staffing typically contracts with our nurse and allied healthcare clients on behalf of itself and our other brands. Mediscan contracts with its hospitals, public schools, and charter schools under the Mediscan and DirectEd brands. Our traditional staffing includes temporary and permanent placement of travel nurses and allied professionals, branch-based local nurses and allied staffing, and physicians. We provide flexible workforce solutions to the healthcare and school markets through diversified offerings meeting the special needs of each client. Orders for open positions and other services are entered into our various databases and are available to recruiters. Account managers, who develop relationships with our clients to understand their specific settings and culture, submit candidate profiles to clients, and confirm offers and placements with them.

MDA markets its Physician Staffing operations to hospitals and other healthcare facilities throughout the U.S. Our recruiters use our extensive database of physicians and their expertise in their given specialties to contact physicians to schedule short and long-term engagements at healthcare customers. MDA operates a multi-site business model with employees at several locations.
Cejka markets its retained and contingent search services to healthcare clients primarily through industry professional organizations, direct marketing, its website, and by word-of-mouth.

(3)
Credentialing and Quality Management. We screen all of our candidates prior to placement through our credentialing departments. Our credentialing processes are designed to ensure that our professionals have the requisite skillsets required by our customers, as well as the aptitude to meet the day-to-day requirements and challenges they would typically encounter on assignments where they are placed. The credentialing of our nurse and allied healthcare professionals is designed to align with the guidelines of The Joint Commission, a national accrediting body, to ensure quality care. Our Cross Country University division, accredited by the American Nurse Credentialing Center, provides training, assessment, and professional development to further ensure the quality of the personnel we place on assignment. Our physician credentialing entity, Credent, is also certified by the National Committee for Quality Assurance (NCQA).

(4)
Payment for Services. We negotiate payment for services with our clients based on market conditions and needs. We generally bill our nurse and allied employees at an hourly rate which includes all employer costs, including payroll, withholding taxes, benefits, professional liability insurance, meals and incidentals, and other requirements, as well as any travel and housing arrangements, where applicable. Our shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the billable transactions to our clients. Hours worked by independent contractor physicians are reported to our MDA office. For our physician and executive search business, Cejka typically bills its clients a candidate acquisition fee and is reimbursed for certain marketing expenses.

(5)
Operations. Our Nurse and Allied and Physician Staffing businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians, and client healthcare facilities primarily through operation centers located in Boca Raton, Florida; Newtown Square, Pennsylvania; West Chester, Ohio; Woodland Hills, California; and Berkeley Lake, Georgia. In addition to the key sales and recruitment activities, certain of these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service, and risk management. Cejka Search primarily operates its business from its headquarters located in Creve Coeur, Missouri. This business operates relatively independently, other than certain ancillary services that are provided from our Boca Raton, Florida headquarters, such as payroll, legal, and information systems support. On December 31, 2018, we had 73 office locations.

(6)
Information Systems. Various information systems are utilized to run our customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are Software as a Service (SaaS) based and hosted by our vendor partners. Our systems maintain detailed information about our client required skillsets and status which assist us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are managed on leading enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. All of our systems are managed by our onshore and offshore Information Technology team.

(7)
Risk Management, Insurance, and Benefits. We have developed a risk management program that requires prompt notification of incidents by clients, clinicians, and independent contractors, educational training to our employees, loss analysis, and prompt reporting procedures to reduce our risk of exposure. While we cannot predict the future, we continuously review facts and incidents associated with professional liability and workers’ compensation claims in order to identify trends and reduce our risk of loss in the future where possible. We consider assessments provided by our clients and we work with clinicians and experts from our insurance carriers to determine employment eligibility and potential exposure.

We provide workers’ compensation insurance coverage, professional liability coverage, and healthcare benefits for our eligible employed temporary professionals. We record our estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics. In determining our reserves, we include reserves for estimated claims incurred but not reported. We also estimate on a quarterly basis the healthcare claims that have occurred but have not been reported based on our historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved for such claims.
The Company maintains a number of insurance policies including general liability, workers’ compensation, fidelity, employment practices liability, fiduciary, directors and officers, cyber, property, and professional liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from our operations. There can be no assurance that any of the above policies will be adequate for our needs, or that we will maintain all such policies in the future.
Our Geographic Markets and Client Base
In 2018, 2017 and 2016, all of our revenue was generated in the United States, and all of our long-lived assets were located in the United States and India. On a company-wide basis, we have approximately 7,500 active contracts with healthcare clients, and we provide our staffing services and workforce solutions in all 50 states. During 2018, the largest percentage of our revenue was concentrated in New York, Florida, and California. We provide services to public and private acute care hospitals, public and charter schools, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, correctional facilities, government facilities, retailers, and many other healthcare providers. In 2018, 2017, and 2016 no client accounted for more than 5% of our revenue.
Our Industry

We compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts September 2018 report estimates the healthcare staffing markets in which we operate had an aggregate market size of $16.8 billion in 2018 of which $5.3 billion was travel nursing, $3.5 billion was per diem nursing, $4.0 billion was allied health and $4.0 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, however, we believe the most significant are the following:

Industry Demand Drivers
Economic Backdrop. The U.S. economy had a strong year in 2018, and according to the U.S. Bureau of Labor Statistics the job market showed continued signs of continued growth with unemployment at 3.9% as of December 2018. The strong U.S. economy has led to solid job growth, which we expect will result in more individuals receiving healthcare from their employers - thus supporting the demand for healthcare services. A growing U.S. economy coupled with a low unemployment rate typically results in an increase in demand for our services
Increased Need for Healthcare and Special Education Services in Schools. The Individuals with Disabilities Education Act (IDEA), enacted in 1975, mandates that children and youth ages 3-21 with disabilities be provided a free and appropriate public school education. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education" (April 2018), the number of children and youth ages 3-21 receiving special education services was 6.7 million, or about 13% of traditional public and charter school enrollment. The IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses and other healthcare professionals while at school. Based on the foregoing, we believe the demand for consulting and healthcare staffing services for public schools and charter schools will continue to be strong for agencies that can provide consulting services, healthcare personnel, technical assistance on policies, implementation, and training related to children and youth with special needs in school settings.
Creation of Healthcare Jobs Outpacing Other Industries and Occupations. Healthcare represented 14% of all jobs created in 2018 (HealthleadersMedia.com, January 4, 2019). According to the Bureau of Labor Statistics, overall, employment is expected to grow 7.4%, far outpaced by employment in the healthcare industry (18%) and among healthcare occupations (18%) (Staffing Industry Analysts, December 14, 2017). This projected 18% growth varies, however, among three categories that make up the healthcare industry: (i) ambulatory healthcare services; (ii) nursing and residential care; and (iii) hospitals. Employment for ambulatory healthcare services is projected to grow 31%; nursing and residential care is projected to grow 13%, and hospital employment is projected to grow 6.8%. We expect the creation of additional jobs in the healthcare market will increase demand for our services as our temporary staff are typically hired to replace healthcare workers taking vacation and leaves of absence.
Outpatient/Ambulatory Settings Services Outpace Inpatient Services. According to the U.S. Census Bureau, the ambulatory healthcare services sector added 37,800 jobs in December 2018, while hospitals added 7,400 jobs in the same. We believe certain government initiatives previously taken, such as Medicare reimbursement incentives for reduced readmissions, have had a direct correlation to the shift from inpatient services to outpatient/ambulatory settings and job growth in that area. We believe this growth will have a positive impact on demand for healthcare staffing services in outpatient/ambulatory settings.
Hospitals Seeking Efficiencies Through Various Workforce Solutions. Hospitals continue to face pressure to keep costs down. In addition, the national shift away from volume-based pricing to value-based pricing has continued. We believe these dynamics continue to put pressure on hospitals to find innovative solutions in order to better manage their workforce, which accounts for a large portion of their expenses. As a result, we believe healthcare facilities and providers will continue to utilize workforce solutions, such as MSP, RPO, IRP, and other talent management tools to help them solve these problems and maintain their quality of care.
Macro Drivers of Demand. The Affordable Care Act (ACA) increased the number of insured patients over the past few years, especially in states that expanded Medicaid. It has been reported that the effect of the ACA on healthcare utilization has been that 20 million people gained health insurance coverage. However, the elimination of the individual mandate and other efforts by the current administration may negatively impact the number of individuals with health insurance coverage. In addition, two other long-term macro drivers of our business, a growing and aging U.S. population, should continue to drive demand for our services. According to the U.S. Census Bureau, the number of persons aged 65 and over is expected to increase to 98 million in 2060, which is important because the utilization of healthcare services is generally higher among older people.
Supply of Nurses. The Georgetown University Center on Education and the Workforce (CEW) predicts a shortage of 192,620 nurses in 2020, which differs from the surplus of nurses predicted for 2025 by the Health Resources and Services Administration (HRSA) National Center for Health Workforce Analysis (Georgetown University Center on Education and the Workforce (CEW), Forecasts of Nursing Demand 2015). However, with healthcare now representing almost 20% of the U.S. economy, the aging of the U.S. population, and the expanded healthcare coverage under the ACA, both the CEW and HRSA agree that demand for healthcare services and healthcare workers will continue to grow. In addition, by 2030 it is expected that almost a million nurses will retire and leave the workforce taking with them the years of knowledge and experience they have accumulated (Modern Healthcare, Nursing Shortage In Perspective, January 1, 2018). There is also an imbalance of RNs at the state level where many states are projected to experience a smaller growth in RN supply relative to their state-specific demand, resulting in a geographical shortage of RNs by 2025. A shortfall of registered nurses in particular specialties is also expected over the next ten years (Georgetown University CEW, Forecasts of Nursing Demand 2015). We believe these geographic and specialty related shortages should have a positive effect on demand for our services as temporary nurse staffing orders typically increase when nurse vacancy rates rise.
Physician Shortage. According to the Association of American Medical Colleges (AAMC), the United States is expected to face a shortage of physicians over the next decade. The projections show a shortage ranging between 61,700 and 94,700 in 2025 as demand for physicians continues to outpace supply, according to AAMC, with a significant shortage showing among many surgical specialties. In addition, according to the Association of American Medical Colleges (AAMC), 44.1% of physicians in the U.S. is age 55 or older and nearing retirement and, while the number of applicants to U.S. medical schools is increasing, it is not expected to keep pace with expected future demand. This is a significant factor in the demand for locum tenens services.
Industry Competition

The workforce solutions and healthcare staffing industries are highly competitive. We compete on a national, regional, and local basis in both industries for healthcare clients and healthcare professionals. We are one of the largest providers in the U.S. of workforce solutions in the healthcare industry and nurse and allied healthcare staffing. In both of these industries, we compete with a few national competitors together with numerous smaller, regional, and local companies, particularly in the per diem business.
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
We believe we benefit competitively from the breadth and expertise of value-added workforce solutions that we offer. We also have the ability to meet a national shift towards a more integrated delivery of healthcare through our extensive branch network which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. By offering travel, per diem, and permanent placement of a variety of healthcare professionals, we are able to offer many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities. In addition, our joint venture with a large health system's staffing subsidiary provides us with a unique insight into the challenges facing many of our hospital clients generally and this provides us with the opportunity to better serve all of our clients by designing and implementing workforce solutions to meet their needs.
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
From a candidate attraction standpoint, we have an extensive client base with hospitals and healthcare facilities, and other healthcare providers, throughout the U.S. As a result, we have a diverse choice of assignments for our healthcare professionals to choose from. Healthcare professionals apply with us through our differentiated nursing, locum tenens, and allied healthcare recruitment brands. Our local branch network also provides us access to local healthcare professionals who are uniquely qualified to provide care in ambulatory and outpatient settings. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions in the current dynamic marketplace.

We believe we are one of only two large full-service healthcare staffing providers with a national footprint; one of the top five providers of physician staffing services in the U.S.; and one of the top providers of retained and contingent physician and healthcare executive search services in the healthcare marketplace. Some of our competitors in the workforce solutions, healthcare staffing, and search businesses include: AMN Healthcare Services, Inc., CHG Healthcare Services, Maxim Healthcare, Jackson Healthcare, Aya Healthcare, HealthTrust Workforce Solutions, and Witt Kiefer.
Certifications
The staffing businesses of our Cross Country Staffing, Medical Staffing Network, Mediscan, Advantage, and AP Staffing brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. In addition, Credent Verification and Licensing Services, a subsidiary of MDA, is certified by the NCQA.
Regulations
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
Employees
As of December 31, 2018, we had approximately 1,750 corporate employees. During 2018, we employed an average of 7,154 full-time equivalent field employees in Nurse and Allied Staffing which does not include our Physician Staffing independent contractors, all of whom are not employees. During 2018, we became subject to a collective bargaining agreement covering approximately 450 of our employees at OWS, LLC with Local 1199 of the Service Employees International Union. We consider our relationship with employees to be good.
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

Item 1A. Risk Factors.

The following risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicted in the forward-looking statements we make about our business. Our risks are identified primarily through dialogue with our leaders, including a formal Enterprise Risk assessment, industry trends, our experience, and consideration of the current external market and financial environment. These risk factors are considered in our overall strategy and execution of operations. Factors we currently consider immaterial and factors we currently do not know may also materially adversely affect our business or our consolidated results, financial condition, or cash flows.

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
Costs of providing our services could change more quickly than we are able to renegotiate bill rates in our active contracts and pay rates with our thousands of healthcare professionals. For example, we offer housing subsidies to our healthcare professionals or provide actual housing to our healthcare professionals. At any given time, we have over a thousand apartments on lease throughout the U.S. because we provide housing for certain of our healthcare professionals when they are on an assignment with us. The cost of subsidizing housing or renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance, health insurance and workers’ compensation insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our clients or renegotiate pay rates with our healthcare providers.
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
We may face challenges competing in the marketplace if we are unable to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, and client needs.
Patient delivery settings continue to evolve, giving rise to alternative modes of healthcare delivery, such as retail medicine, telemedicine and home health.
Our success is dependent upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs, including making modifications to our technologies and evolving our technology platform that may differentiate our services and abilities from those of our competitors. The markets in which we compete are highly competitive and our competitors may respond more quickly to new or emerging client needs and marketplace conditions. The development of new service lines and business models requires us to be at the forefront of emerging trends in the healthcare industry. We may face challenges competing in the marketplace if we are unable to quickly adapt our business model and successfully implement innovative services to address these changes.
We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.
We continually evaluate opportunities to acquire companies that would complement or enhance our business. These acquisition opportunities involve numerous risks, including potential loss of key employees or clients of acquired companies; difficulties integrating acquired personnel and distinct cultures into our business; difficulties integrating acquired companies into our operating, financial planning and financial reporting systems; diversion of management attention from existing operations; and assumptions of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations. These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.
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
We provide our services to hospitals and health systems which pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. However, indirectly, our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions could affect the purchasing practices, operations and the financial health of our customers which could have a negative impact on our business. In addition, insurance companies and managed care organizations seek to control costs by requiring healthcare providers, such as hospitals, to discount their services in exchange for exclusive or preferred participation in their benefit plans. While not affecting us directly, future federal and state legislation or evolving commercial reimbursement trends may further reduce or change conditions for our clients’ reimbursement. Such limitations on reimbursement could reduce our clients’ cash flows, hampering the pricing we can charge clients and their ability to pay us. Reimbursement changes in government programs, particularly Medicare and

Medicaid, can and do indirectly affect the demand and the prices paid for our services. The impact of any other legislation to repeal or amend or replace the ACA is uncertain and could adversely affect our business and financial condition.
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
We are party to various litigation, claims, investigations, and other proceedings. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant amount of management judgment. Based on the new information considered in our reviews, we adjust our loss contingency accruals and our disclosures. We may not have sufficient insurance to cover these risks. Actual outcomes or losses may differ materially from those estimated by our current assessments which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results.
In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, negligent credentialing, product liability or related legal theories. We may be subject to liability in such cases even if our Company's contribution to the alleged injury was minimal or related to one of our subcontractors or its employees. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals that we place on assignment. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or healthcare professional to observe our policies and guidelines, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.
To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance, employment practices liability insurance, and general liability insurance coverage with terms and in amounts with deductibles that we believe are appropriate for our operations. We are partially self-insured for our workers' compensation coverage, health insurance coverage, and professional liability coverage for our locum tenens providers. If we become subject to substantial uninsured workers' compensation, medical coverage or medical malpractice liabilities, whether directly or indirectly, our financial results may be adversely affected. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to pay our self-insured retention portion or maintain adequate insurance coverage, we may be exposed to substantial liabilities.
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
Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to us and to our customers and businesses generally. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our and our customers’ ability to tap into debt and/or equity markets to continue ongoing operations, have access to cash and/or pay debts as they come due. These events could negatively impact our results of operations and financial conditions. Although we monitor our credit risks to specific clients that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee. Conditions in the credit markets and the economy generally could adversely impact our business and limit or prohibit us from refinancing our credit agreements on terms favorable to us or at all when they become due.
Stock issuable under our stock incentive plans are presently in effect and sales of this stock could cause our stock price to decline.
We have registered 6,100,000 shares of common stock for issuance under our 2014 Omnibus Incentive Plan, and 4,398,001 shares of common stock for our predecessor 1999 stock option plan, all of which have been registered. Shares of restricted stock outstanding as of February 22, 2019 were 428,131. In addition, a target of 203,496 performance stock award grants were outstanding as of February 22, 2019. Fully vested stock appreciation rights of 51,500 were issued and outstanding as of February 22, 2019. See Note 14 - Stockholders' Equity to our consolidated financial statements. Vested restricted stock and issuance of common stock related to our awards as well as common stock issued upon exercise of stock options, and stock appreciation rights under these benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.
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
In addition, our information systems are protected through a secure hosting facility and additional backup remote processing capabilities also exist in the event our primary systems fail or are not accessible. However, the business is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events which may prevent personnel from gaining access to systems necessary to perform their tasks in an automated fashion. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to, among other things, maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately.
We are dependent on third parties for the execution of certain critical functions.
We have outsourced certain critical applications or business processes to external providers, including but not limited to background screenings of our employees. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform on the part of one or more of these critical suppliers could cause significant disruptions and increased costs to our business.
Our collection, use, and retention of personal information and personal health information create risks that may harm our business.
As part of our business model, we collect, transmit and retain personal information of our employees and contract professionals and their dependents, including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format and have security and business controls to limit access to such information. In addition, we periodically perform penetration tests and respond to those findings. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or healthcare professional candidates, harm to our reputation, and regulatory oversight by state or federal agencies. The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.

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
Catastrophes can be caused by various events, including, but not limited to, hurricanes, fires, and other severe weather. The incidence and severity of catastrophes are inherently unpredictable. With our headquarters and shared services located in South Florida, we are more vulnerable to possible disruptions from hurricanes and the impacts resulting therefrom, such as tornadoes, flooding, fuel shortages, and disruption of internet, and telecommunications services. The extent of losses from a catastrophe is a function of both the total amount of insured exposure and the severity of the event. We do not maintain business interruption insurance for these events. We could suffer material financial losses as a result of disruptions from hurricanes, fires, and other catastrophes.
We have a level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and stockholders’ equity.

December 31, 2018
(amounts in thousands)

Total debt at par	$83,876
Total Cross Country Healthcare, Inc. stockholders' equity	$217,528

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. As a consequence of our indebtedness; (1) demands on our cash resources may increase; (2) we are subject to restrictive covenants that limit our financial and operating flexibility. Our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

-	we may be more vulnerable to general adverse economic and industry conditions;

-	we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

-
we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures, acquisitions, and other general corporate requirements that would be in our long-term interests;

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
These constraints could have a material adverse effect on our business.
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
We have international operations in India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: fluctuations in currency exchange rates; changes in regulations; varying economic and political conditions; overlapping or differing tax structures; and regulations (pertaining to, among other things, compensation and benefits, vacation, and the termination of employment). Our inability to effectively manage our international operations or our violation of a regulation could result in increased costs and adversely affect our results of operations.
Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the acts of an individual, by collusion of two or more people, or by management override of the control.
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
We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2018, goodwill, trade names not subject to amortization, and other intangible assets represented 41% of our total assets. In 2018, 2017, and 2016, we recorded impairment charges of $22.4 million, $14.4 million, and $24.3 million, respectively.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, if there are further legislative tax changes, or if we are unable to utilize our net operating losses.
We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (NOLs) in U.S. federal and state taxing jurisdictions, which, generally, for U.S. federal and state tax purposes, carry forward for up to twenty years. Tax years generally remain subject to examination until three years after NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a taxing authority. If there are tax benefits, including, but not limited to, the use of NOLs, expense reimbursements, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes, interest, and penalties, or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations, and financial condition.
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
The Medicare Access and CHIP Reauthorization Act of 2015 creates a new framework for rewarding physicians for providing higher quality care by establishing two tracks of payment: a merit-based incentive payment system, and Advanced Alternative Payment Models. If hospitals change the method for paying locum tenens physicians to meet their performance goals or other criteria for Medicaid or Medicare reimbursements, the profitability of our business could be adversely impacted.
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

We do not own any real property. Our principal leases as of February 1, 2019 are listed below.

Location	Function	Square Feet	Lease Expiration
Boca Raton, Florida	Nurse and Allied Staffing administration and general office use	70,406	December 31, 2025
Boca Raton, Florida	Corporate headquarters	48,154	November 30, 2025
Berkeley Lake, Georgia	Physician Staffing office	41,607	October 31, 2024
Creve Coeur, Missouri	Physician and Executive search headquarters	27,051	August 31, 2024

Item 3. Legal Proceedings.

From time to time, we are involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of our business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. We establish reserves when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in our reviews, we adjust our loss contingency accruals and our disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by our current assessments including available insurance recoveries, which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. With regard to the outstanding contingencies as of December 31, 2018, we believe the outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Our common stock currently trades under the symbol “CCRN” on the NASDAQ Global Select Market (NASDAQ). Our common stock commenced trading on the NASDAQ National Market under the symbol “CCRN” on October 25, 2001.

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2013 and tracks it through December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index, and the Dow Jones US Business Training & Employment Agencies Index

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/13
12/14
12/15
12/16
12/17
12/18

	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018
DJUSBE	$100.00	$104.51	$102.95	$92.68	$121.37	$89.01
CCRN	$100.00	$125.05	$164.23	$156.41	$127.86	$73.45
NASDAQ	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 22, 2019, there were 126 stockholders of record of our common stock. In addition, there were 4,089 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. During the year ended December 31, 2018, the Company repurchased and retired 432,439 shares of its Common Stock at an average market price of $11.54 per share. At December 31, 2018, we had 510,004 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of our credit agreement as described in Note 14 - Stockholders' Equity to our consolidated financial statements.

Item 6. Selected Financial Data.

The selected consolidated financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report on Form 10-K.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue from services	$816,484	$865,048	$833,537	$767,421	$617,825
(Loss) income from operations	(12,880)	11,748	6,184	20,565	(10,468)
Consolidated net (loss) income	(15,717)	38,802	8,731	4,954	(31,534)
Net (loss) income attributable to common shareholders	(16,951)	37,513	7,967	4,418	(31,783)

Per Share Data:
Net (loss) income per share attributable to common shareholders - Basic	$(0.48)	$1.07	$0.25	$0.14	$(1.02)
Net (loss) income per share attributable to common shareholders - Diluted	$(0.48)	$1.01	$0.15	$0.14	$(1.02)

Weighted Average Common Shares Outstanding:
Basic	35,657	35,018	32,132	31,514	31,190
Diluted	35,657	36,166	36,246	32,162	31,190

Other Operating Data:
Cash and cash equivalents	$16,019	$25,537	$20,630	$2,453	$4,995
Total assets	427,003	467,687	388,378	365,595	324,502
Total debt at par	83,876	100,000	64,523	63,094	58,702
Total stockholders’ equity	218,198	237,719	151,802	141,344	130,332
Net cash provided by (used in) operating activities	20,997	45,508	30,145	18,235	(4,072)

_______________

The following items impact the comparability and presentation of our consolidated data:

•
Consolidated net (loss) income for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively, includes amounts attributable to noncontrolling interest of $1.2 million, $1.3 million, $0.8 million, $0.5 million, and $0.2 million. See Note 1 - Organization and Basis of Presentation to our consolidated financial statements.

•
We acquired AP Staffing effective December 1, 2018, all of the assets of Advantage effective July 1, 2017, all of the membership interests of Mediscan on October 30, 2015, and substantially all of the assets and certain liabilities of MSN on June 30, 2014. The results of these acquisition's operations have been included in our consolidated statements of operations since their respective effective dates of acquisition. For the years ended December 31, 2018, 2017, 2016, 2015, and 2014, we recognized $0.5 million, $2.0 million, $0.1 million, $0.9 million, and $8.0 million of acquisition and integration costs, respectively. See Note 4 - Acquisitions to our consolidated financial statements.

•
The years ended December 31, 2018, 2017, and 2016 include $2.6 million, less than $0.1 million, and $0.8 million, respectively, of acquisition-related contingent consideration expense primarily due to valuation and accretion adjustments related to the contingent consideration liabilities of the USR and Mediscan acquisitions. See Note 4 - Acquisitions and Note 10 - Fair Value Measurements to our consolidated financial statements.

•
We incurred restructuring costs in the years ended December 31, 2018, 2017, 2016, 2015, and 2014, for $2.8 million, $1.0 million, $0.8 million, $1.3 million, and $0.8 million, respectively. Restructuring costs relate to discrete cost savings initiatives in each year, and senior management employee severance pay in 2014.

•
Pre-tax non-cash impairment charges of $22.4 million, $14.4 million, $24.3 million, $2.1 million, and $10.0 million, respectively, were incurred in the years ended December 31, 2018, 2017, 2016, 2015, and 2014. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements.

•
The years ended December 31, 2017 and 2016 include the impact of a gain on derivative liability of $1.6 million and $5.8 million, while the years ended December 31, 2015 and 2014 include the impact of a loss on derivative liability of $9.9 million and $16.7 million, respectively. The derivative liability related to the Convertible Notes issued in conjunction with the acquisition of MSN, which were paid in full on March 17, 2017. See Note 9 - Derivatives to our consolidated financial statements.

•
We incurred a loss on sale of business of $2.2 million (an after-tax gain of $1.3 million), in the year ended December 31, 2015, related to the sale of our education seminars business, Cross Country Education, LLC on August 31, 2015.

•
The years ended December 31, 2018, 2017, and 2016, include a loss on early extinguishment of debt of $0.1 million, $5.0 million, and $1.6 million, respectively, related to optional prepayments on our Amended Term Loan in 2018, extinguishment fees, and the write-off of unamortized loan fees and net debt discount and issuance costs related to prior credit agreements. See Note 8 - Debt to our consolidated financial statements.

•
Income tax benefit for the years ended December 31, 2018 and 2017 included benefits of $6.0 million and $12.1 million, respectively, related to the non-cash impairment charges. The income tax benefit for the year ended December 31, 2017 was primarily the result of reducing federal and certain state valuation allowances on our deferred tax assets totaling $45.4 million, offset by an $8.0 million reduction in our net deferred tax assets (relating to the impact from the 2017 Tax Act signed into legislation on December 22, 2017). For the year ended December 31, 2018, we completed our 2017 federal and state income tax returns and recorded a discrete tax benefit associated with adjusting our net deferred tax asset. The valuation allowance was maintained and reflected in the years ended December 31, 2014 through December 31, 2016.

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

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 73 office locations throughout the U.S. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: MSP, education healthcare, RPO, and other outsourcing and value-added services as described in Item 1. Business. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services.

●
Nurse and Allied Staffing – For the year ended December 31, 2018, Nurse and Allied Staffing represented approximately 88% of our total revenue. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Substantially all of the results of the Advantage and AP Staffing acquisitions have been aggregated with our Nurse and Allied Staffing business segment. See Note 4 - Acquisitions to our consolidated financial statements.

●
Physician Staffing – For the year ended December 31, 2018, Physician Staffing represented approximately 10% of our total revenue. Physician Staffing provides physicians in many specialties, as well as CRNAs, NPs, and PAs under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the U.S.

●
Other Human Capital Management Services – For the year ended December 31, 2018, Other Human Capital Management Services (OHCMS) represented approximately 2% of our total revenue. OHCMS is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the U.S.

Summary of Operations

For the year ended December 31, 2018, revenue from services decreased 5.6% to $816.5 million, with declines in both our Nurse and Allied Staffing and our Physician Staffing reporting segments. The year-over-year decrease in Nurse and Allied Staffing was primarily due to volume declines in travel nurse and branch operations, partly offset by the impact of the acquisition of Advantage in July 2017. The decrease in Physician Staffing was primarily due to a decrease in volume of days filled. We continued to manage our selling, general, and administrative expenses as we remain committed to improving operating leverage and overall profitability. As part of our cost savings and efficiency initiatives, we incurred $2.8 million in restructuring charges during the year ended December 31, 2018. Net loss attributable to common shareholders was $17.0 million, or $0.48 per diluted share and was impacted by pre-tax non-cash impairment charges of $22.4 million related to Physician Staffing ($16.4 million after taxes).

For the year ended December 31, 2018, we generated cash flow from operating activities of $21.0 million, and pursuant to the current authorized share repurchase program, repurchased and retired 432,439 shares of Common Stock for $5.0 million, at an average market price of $11.54 per share. See Note 14 - Stockholders' Equity to our consolidated financial statements. As of December 31, 2018, we had $16.0 million of cash and cash equivalents and a principal balance of $83.9 million outstanding on our Term Loan. During the year ended December 31, 2018, we repaid $16.1 million on our Term Loan, including $10.0 million of optional prepayments. There were no borrowings drawn on our revolving credit facility, with $20.6 million of letters of credit outstanding as of December 31, 2018. Our ability to draw down on the revolving credit facility would be subject to continued compliance with our financial covenants, which may require us to, among other things, make additional optional principal debt prepayments. See Note 8 - Debt to our consolidated financial statements.

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

	Year Ended December 31,
	2018	2017	2016
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	74.3	73.6	73.4
Selling, general, and administrative expenses	22.1	21.7	21.5
Bad debt expense	0.3	0.2	0.1
Depreciation and amortization	1.4	1.2	1.1
Acquisition and integration costs	0.1	0.2	—
Acquisition-related contingent consideration	0.3	—	0.1
Restructuring costs	0.3	0.1	0.1
Impairment charges	2.8	1.6	2.9
(Loss) income from operations	(1.6)	1.4	0.8
Interest expense	0.7	0.5	0.7
Gain on derivative liability	—	(0.2)	(0.7)
Loss on early extinguishment of debt	—	0.6	0.2
Other income, net	(0.1)	—	—
(Loss) income before income taxes	(2.2)	0.5	0.6
Income tax benefit	(0.3)	(4.0)	(0.5)
Consolidated net (loss) income	(1.9)	4.5	1.1
Less: Net income attributable to noncontrolling interest in subsidiary	0.2	0.2	0.1
Net (loss) income attributable to common shareholders	(2.1)%	4.3%	1.0%

Comparison of Results for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2018	2017	$	%
	(Dollars in thousands)
Revenue from services	$816,484	$865,048	$(48,564)	(5.6)%
Direct operating expenses	606,921	636,462	(29,541)	(4.6)%
Selling, general, and administrative expenses	180,230	187,435	(7,205)	(3.8)%
Bad debt expense	2,204	1,828	376	20.6%
Depreciation and amortization	11,780	10,174	1,606	15.8%
Acquisition-related contingent consideration	2,557	44	2,513	NM
Acquisition and integration costs	491	1,975	(1,484)	(75.1)%
Restructuring costs	2,758	1,026	1,732	168.8%
Impairment charges	22,423	14,356	8,067	56.2%
(Loss) income from operations	(12,880)	11,748	(24,628)	(209.6)%
Interest expense	5,654	4,214	1,440	34.2%
Gain on derivative liability	—	(1,581)	1,581	100.0%
Loss on early extinguishment of debt	79	4,969	(4,890)	(98.4)%
Other income, net	(418)	(155)	(263)	(169.7)%
(Loss) income before income taxes	(18,195)	4,301	(22,496)	(523.0)%
Income tax benefit	(2,478)	(34,501)	32,023	92.8%
Consolidated net (loss) income	(15,717)	38,802	(54,519)	(140.5)%
Less: Net income attributable to noncontrolling interest in subsidiary	1,234	1,289	(55)	(4.3)%
Net (loss) income attributable to common shareholders	$(16,951)	$37,513	$(54,464)	(145.2)%

NM - not meaningful

Revenue from services

Revenue from services decreased $48.6 million, or 5.6%, to $816.5 million for the year ended December 31, 2018, as compared to $865.0 million for the year ended December 31, 2017. The decrease was due primarily to volume declines in our Nurse and Allied and Physician Staffing segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $29.5 million, or 4.6%, to $606.9 million for the year ended December 31, 2018, as compared to $636.5 million for the year ended December 31, 2017. As a percentage of total revenue, direct operating expenses increased to 74.3% compared to 73.6% in the prior year period, primarily due to lower bill-pay spread, primarily in our travel nurse operations, coupled with an increase in healthcare costs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $7.2 million, or 3.8%, to $180.2 million for the year ended December 31, 2018, as compared to $187.4 million for the year ended December 31, 2017, primarily reflecting the cost savings and efficiency initiatives completed over the year, partly offset by higher professional service fees, such as legal and consulting. As a percentage of total revenue, selling, general, and administrative expenses were 22.1% and 21.7% for the year ended December 31, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2018 increased to $11.8 million as compared to $10.2 million for the year ended December 31, 2017, primarily due to the additional amortization of other intangible assets related to the Advantage acquisition. As a percentage of revenue, depreciation and amortization expense was 1.4% for the year ended December 31, 2018 and 1.2% for the year ended December 31, 2017.

Acquisition-related contingent consideration

Acquisition-related contingent consideration includes accretion and valuation adjustments on our contingent consideration liabilities for the Mediscan and USR acquisitions, and totaled $2.6 million and less than $0.1 million for the years ended December 31, 2018 and 2017, respectively. Both years included the reversal of an earnout liability which was determined would not be achieved, USR in 2018 and Mediscan in 2017. See Note 10 - Fair Value Measurements to our consolidated financial statements.

Acquisition and integration costs

During the years ended December 31, 2018 and 2017, we incurred acquisition and integration costs of $0.5 million and $2.0 million, respectively. The 2018 costs included integration costs related to the Advantage acquisition, and transaction-related costs related to the AP Staffing acquisition, while the 2017 costs related to the Advantage acquisition. See Note 4 - Acquisitions to our consolidated financial statements.

Restructuring costs

Restructuring costs include severance, exit costs, and other costs including write-offs related to abandoned locations incurred as part of separate and discrete cost savings initiatives. We recorded restructuring costs of $2.8 million for the year ended December 31, 2018 and $1.0 million for the year ended December 31, 2017.

Impairment charges

In the fourth quarter of 2018 and 2017, we recorded non-cash impairment charges of $22.4 million and $14.4 million, respectively, relating to the Physician Staffing reporting unit. We reduced our long-range forecast for the Physician Staffing business segment in the fourth quarter of both years. The lower than expected revenue was driven by lower booking volumes, partly due to the loss of customers. In addition, margins of the reporting unit were negatively impacted from investments in the business. As a result, we recorded non-cash impairment charges of $5.2 million and $8.7 million, respectively, related to trade names and $17.2 million and $5.7 million, respectively, related to goodwill.

Interest expense

Interest expense totaled $5.7 million for the year ended December 31, 2018 and $4.2 million for the year ended December 31, 2017. The increase was due primarily to the incremental debt resulting from the acquisition of Advantage, coupled with a higher effective interest rate. The effective interest rate on our borrowings increased to 5.1% for the year ended December 31, 2018 compared to 4.6% for the year ended December 31, 2017.

Gain on derivative liability

We incurred a gain on derivative liability of $1.6 million for the year ended December 31, 2017 related to the change in the fair value of embedded features of our Convertible Notes from the end of the prior quarter through the payoff date, primarily resulting from a decrease in our share price. There were no such charges incurred for the year ended December 31, 2018. See Note 8 - Debt and Note 9 - Derivatives to our consolidated financial statements.
Loss on early extinguishment of debt
Loss on early extinguishment of debt was not material for the year ended December 31, 2018 and relates to the optional prepayments of $5.0 million each made on our Amended Term Loan in the third and fourth quarters of 2018. Loss on early extinguishment of debt of $5.0 million for the year ended December 31, 2017 relates to the early repayment of our Convertible Notes. See Note 8 - Debt to our consolidated financial statements.

Income tax benefit

Income tax benefit totaled $2.5 million for the year ended December 31, 2018, compared to $34.5 million for the year ended December 31, 2017. The effective tax rate was 13.6% and negative 802.2%, including the impact of discrete items, for the years ended December 31, 2018 and 2017, respectively. The effective tax rate in 2018 was impacted by the non-deductibility of certain per diem expenses, the officers' compensation limitation, and international and state income taxes. Further, during the fourth quarter of 2018 the Company completed its 2017 federal and state income tax returns and recorded a discrete tax benefit associated with adjusting its net deferred tax asset. The effective tax rate in 2017 was impacted by the reversal of valuation allowances, partially offset by the changes in estimated deferred tax assets resulting from the 2017 Tax Act. On December 22, 2017, the 2017 Tax Act was signed into legislation which, among other changes, reduced the corporate federal income tax rate from 35% to 21%, effective for our year ended December 31, 2018. Because a change in tax law is accounted for in the period of enactment, we recorded income tax expense of $8.0 million, primarily due to a remeasurement of deferred tax assets and liabilities. See Note 13 - Income Taxes to our consolidated financial statements for further information.

Comparison of Results for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2017	2016	$	%
	(Dollars in thousands)
Revenue from services	$865,048	$833,537	$31,511	3.8%
Direct operating expenses	636,462	611,802	24,660	4.0%
Selling, general, and administrative expenses	187,435	179,820	7,615	4.2%
Bad debt expense	1,828	593	1,235	208.3%
Depreciation and amortization	10,174	9,182	992	10.8%
Acquisition-related contingent consideration	44	814	(770)	(94.6)%
Acquisition and integration costs	1,975	78	1,897	NM
Restructuring costs	1,026	753	273	36.3%
Impairment charges	14,356	24,311	(9,955)	(40.9)%
Income from operations	11,748	6,184	5,564	90.0%
Interest expense	4,214	6,106	(1,892)	(31.0)%
Gain on derivative liability	(1,581)	(5,805)	4,224	72.8%
Loss on early extinguishment of debt	4,969	1,568	3,401	216.9%
Other income, net	(155)	(230)	75	32.6%
Income before income taxes	4,301	4,545	(244)	(5.4)%
Income tax benefit	(34,501)	(4,186)	(30,315)	(724.2)%
Consolidated net income	38,802	8,731	30,071	344.4%
Less: Net income attributable to noncontrolling interest in subsidiary	1,289	764	525	68.7%
Net income attributable to common shareholders	$37,513	$7,967	$29,546	370.9%

NM - not meaningful

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

Acquisition-related contingent consideration

Acquisition-related contingent consideration totaled less than $0.1 million for the year ended December 31, 2017, related to the accretion on earnouts, partly offset by the reversal of an earnout liability related to Mediscan which was determined would not be achieved, as compared to $0.8 million for the year ended December 31, 2016, primarily related to accretion of the Mediscan earnouts. In the fourth quarter of 2017, we also recognized a decrease in the fair value of the USR earnout liability of $1.3 million, driven by the decrease in the projected USR 2018 and 2019 revenue and EBITDA amounts, offset by a $1.2 million increase in the projected fair value of Mediscan's DirectEd earnout liability, as a result of an increase in their projected 2018 and 2019 gross profit amounts. See Note 10 - Fair Value Measurements to our consolidated financial statements.

Acquisition and integration costs

During the years ended December 31, 2017 and 2016, we incurred acquisition and integration costs of $2.0 million and $0.1 million, respectively. The 2017 costs consisted primarily of transaction, advisory, and legal fees related to the acquisition of Advantage. See Note 4 - Acquisitions to our consolidated financial statements.

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

Interest expense

Interest expense totaled $4.2 million for the year ended December 31, 2017 and $6.1 million for the year ended December 31, 2016. The decrease was due to a lower effective interest rate partially offset by higher average borrowings. The effective interest rate on our borrowings decreased to 4.6% for the year ended December 31, 2017 compared to 8.4% for the year ended December 31, 2016, primarily due to the payoff of our $25.0 million 8% fixed rate Convertible Notes on March 17, 2017. See Note 8 - Debt to our consolidated financial statements.

Gain on derivative liability

Gain on derivative liability of $1.6 million and $5.8 million for the years ended December 31, 2017 and December 31, 2016, respectively, related to the change in the fair value of embedded features of our Convertible Notes. The gains in both periods primarily resulted from decreases in our share price from the end of the respective prior years through the 2017 payoff date and through December 31, 2016. The gain in 2016 was partially offset by a reduction in credit risk. See Note 8 - Debt and Note 9 - Derivatives to our consolidated financial statements.

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

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$720,302	$758,267	$721,486
Physician Staffing	82,305	93,610	98,283
Other Human Capital Management Services	13,877	13,171	13,768
	$816,484	$865,048	$833,537

Contribution income (loss):
Nurse and Allied Staffing	$66,365	$73,614	$71,992
Physician Staffing	4,755	5,256	8,265
Other Human Capital Management Services	598	(357)	(535)
	71,718	78,513	79,722

Unallocated corporate overhead	44,589	39,190	38,400
Depreciation and amortization	11,780	10,174	9,182
Acquisition and integration costs	491	1,975	78
Acquisition-related contingent consideration	2,557	44	814
Restructuring costs	2,758	1,026	753
Impairment charges	22,423	14,356	24,311
(Loss) income from operations	$(12,880)	$11,748	$6,184

See Note 17 - Segment Data.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2018	2017	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,154	7,397	(243)	(3.3)%
Average Nurse and Allied Staffing revenue per FTE per day	$276	$281	$(5)	(1.8)%

Physician Staffing statistical data:
Days filled	53,039	60,161	(7,122)	(11.8)%
Revenue per day filled	$1,552	$1,556	$(4)	(0.3)%

	Year Ended December 31,			Percent
	2017	2016	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,397	6,953	444	6.4%
Average Nurse and Allied Staffing revenue per FTE per day	$281	$284	$(3)	(1.1)%

Physician Staffing statistical data:
Days filled	60,161	61,584	(1,423)	(2.3)%
Revenue per day filled	$1,556	$1,596	$(40)	(2.5)%

See definition of Business Measurements under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

Nurse and Allied Staffing

Revenue from the Nurse and Allied Staffing business segment decreased $38.0 million, or 5.0% to $720.3 million for the year ended December 31, 2018, from $758.3 million for the year ended December 31, 2017. The year-over-year decrease was primarily due to volume declines across both travel nurse and local staffing, partly offset by the impact of the July 2017 acquisition of Advantage. Excluding the impact of the Advantage acquisition, revenue declined 9.3%. The lower revenue in travel nurse and local staffing was partly offset by increases in travel allied and education healthcare staffing.

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2018, decreased $7.2 million or 9.8%, to $66.4 million from $73.6 million in year ended December 31, 2017. As a percentage of segment revenue, contribution income margin decreased to 9.2% for the year ended December 31, 2018 from 9.7% for the year ended December 31, 2017, primarily due to lower travel nurse volumes, and to a lesser extent, lower travel nurse bill rates.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the year ended December 31, 2018 decreased 3.3% from the year ended December 31, 2017. Average Nurse and Allied Staffing revenue per FTE per day decreased approximately 1.8% in the year ended December 31, 2018 compared to the year ended December 31, 2017, reflecting lower average bill rates, primarily in our travel nurse operations.

Physician Staffing

Revenue from Physician Staffing decreased $11.3 million, or 12.1% to $82.3 million for the year ended December 31, 2018, compared to $93.6 million for the year ended December 31, 2017, primarily due to a decrease in volume of days filled.

Contribution income from Physician Staffing for the year ended December 31, 2018, decreased $0.5 million or 9.5% to $4.8 million compared to $5.3 million in the year ended December 31, 2017. As a percentage of segment revenue, contribution income was 5.8% for the year ended December 31, 2018 and 5.6% for the year ended December 31, 2017. The margin improvement was primarily due to lower selling, general and administrative costs, partly offset by a lower gross profit margin.

Operating Metrics

Physician Staffing days filled decreased 11.8% to 53,039 in the year ended December 31, 2018, compared to 60,161 in the year ended December 31, 2017. Revenue per day filled was $1,552 for the year ended December 31, 2018 and $1,556 for the year ended December 31, 2017, due to a shift in mix between advanced practice and physician staffing.

Other Human Capital Management Services

Revenue from OHCMS for the year ended December 31, 2018, increased $0.7 million, or 5.4%, to $13.9 million from $13.2 million in the year ended December 31, 2017, primarily due to growth in executive searches, partially offset by lower physician searches.

Contribution income from OHCMS for the year ended December 31, 2018, increased by $1.0 million, or 267.5%, to $0.6 million, compared to a loss of $0.4 million for the year ended December 31, 2017. The year-over-year improvement was due to lower selling, general and administrative expenses, partly offset by a lower gross profit margin.

Unallocated corporate overhead

Included in unallocated corporate overhead is corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives) and public company expenses. Unallocated corporate overhead increased to $44.6 million for the year ended December 31, 2018, from $39.2 million for the year ended December 31, 2017, primarily due to higher professional service fees, such as legal and consulting, partly offset by the impact of cost savings and efficiency initiatives. As a percentage of consolidated revenue, unallocated corporate overhead was 5.5% for the year ended December 31, 2018, and 4.5% for the year ended December 31, 2017.

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

Operating Metrics

Physician Staffing days filled decreased 2.3% to 60,161 in the year ended December 31, 2017, compared to 61,584 in the year ended December 31, 2016, primarily due to a decline in physician specialties, partly offset by an increase in advanced practices. Part of the volume decline in physician specialties is due to a reduction in orders from government customers. Revenue per day filled was $1,556 and $1,596 for the years ended December 31, 2017 and 2016, respectively.

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

Transactions with Related Parties

See Note 16 - Related Party Transactions to our consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2018, we had $16.0 million in cash and cash equivalents, and $83.9 million of Term Loan outstanding, at par. Working capital decreased by $4.8 million to $109.5 million as of December 31, 2018, compared to $114.3 million as of December 31, 2017. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, increased 4 days to 62 days as of December 31, 2018, compared to 58 days as of December 31, 2017. The increase was due to clients' slow paying, predominantly among a few large customers and, to a lesser extent, clients' seeking extended payment terms.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs for working capital, capital expenditures, internal business expansion, and debt service from a combination of cash on hand, operating cash flows, and funds available through the revolving loan portion of our Amended and Restated Credit Agreement. See debt discussion which follows. In the third quarter of 2018, we launched a new initiative to replace our legacy system supporting our travel nurse staffing operations.

Based upon current projections, we will not satisfy the required leverage ratio under our Credit Agreement as of March 31, 2019. As a result, a debt prepayment of between $10 million and $12 million would be required to remain in compliance. We believe such prepayment will be sufficient to maintain compliance with the leverage ratio covenant and meet our obligations for the next twelve months. In the event actual results differ significantly from current projections, we may be required to make additional debt prepayments. Further, we may be able to amend our Credit Agreement, and as a result, would not be required to make any debt prepayments.

Cash Flow Comparisons

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net cash provided by operating activities during the year ended December 31, 2018 was $21.0 million compared to $45.5 million during the year ended December 31, 2017, primarily due to lower collections and timing of payments.

Net cash used in investing activities during the year ended December 31, 2018 was $6.7 million compared to $91.4 million in the year ended December 31, 2017. The lower cash used in the year ended December 31, 2018 is due to less cash used for acquisitions. During the year ended December 31, 2018, we used $1.9 million, net of cash acquired, for the AP Staffing acquisition compared to a use of $86.0 million to acquire Advantage in July 2017. See Note 4 - Acquisitions to our consolidated financial statements. In both years, cash used also includes capital expenditures and acquisition-related settlements.

Net cash used in financing activities during the year ended December 31, 2018 was $23.8 million, compared to net cash provided by financing activities of $50.8 million during the year ended December 31, 2017. During the year ended December 31, 2018, we repaid $16.1 million on our Term Loan, including $10.0 million of optional prepayments, and paid $0.3 million in debt issuance costs in connection with the First Amendment to our Amended and Restated Credit Facility. We also repurchased and retired shares of our Common Stock for $5.0 million, and used cash to pay $0.9 million for shares withheld for taxes, $1.2 million for noncontrolling shareholder payments, and $0.3 million of contingent consideration. During the year ended December 31, 2017, in the first quarter, we paid off our Convertible Notes with a partial cash payment of $5.0 million and extinguishment fees of $0.6 million. We also funded the acquisition of Advantage using our Senior Credit Facility and subsequently refinanced, resulting in net borrowings of $68.5 million on the Senior Credit Facility ($62.0 million in Term Loans and $6.5 million on the Revolving Credit Facility which was subsequently repaid) and debt issuance costs of $0.9 million. In addition, we used cash to repay $1.5 million on our Term Loan, pay $1.8 million for shares withheld for taxes, $1.2 million for noncontrolling shareholder payments, and $0.3 million of contingent consideration.

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

Debt
Credit Facilities

As more fully described in Note 8 - Debt to our consolidated financial statements, our Amended and Restated Credit Agreement, entered into on August 1, 2017, provides us with a $215.0 million committed facility, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). As of December 31, 2018, the Applicable Margin, as defined in the Amended and Restated Credit Agreement, was 2.50% for Eurodollar Loans and LIBOR Index Rate Loans and 1.50% for Base Rate Loans. As of December 31, 2018, we had $83.9 million principal balance on the Amended Term Loan and $20.6 million in letters of credit outstanding.

On October 30, 2018, we entered into an amendment to our Amended and Restated Credit Agreement that increased the maximum Consolidated Total Leverage Ratio covenant by 0.50:1.00 through September 30, 2019, and by 0.25:1.00 for the period ended December 31, 2019, modified the definition of Consolidated EBITDA to allow for the exclusion of charges related to an initiative to replace our front-end system supporting our legacy travel nurse operations, and also provided for a less restrictive pro forma Consolidated Total Leverage Ratio threshold for restricted payments.

Convertible Notes
On March 17, 2017, we paid in full our fixed rate 8% Convertible Notes. The Convertible Notes had an aggregate principal amount of $25.0 million, and were convertible into shares of our Common Stock, at a conversion price of $7.10 per share. As a result of the early repayment, we recognized $5.0 million as loss on early extinguishment of debt.

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

Stockholders' Equity

See Note 14 - Stockholders' Equity to our consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2018:

Commitments	Total	2019	2020	2021	2022	2023	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$83,876	$5,235	$5,671	$6,980	$65,990	$—	$—
Interest on debt (b)	17,722	5,339	5,073	4,726	2,584	—	—
Contingent consideration (c)	8,811	280	8,531	—	—	—	—
Operating lease obligations (d)	34,595	7,451	6,287	5,407	4,857	4,700	5,893
	$145,004	$18,305	$25,562	$17,113	$73,431	$4,700	$5,893
_______________

(a)
Under our Amended Term Loan, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable. As of December 31, 2018, we are in compliance with the financial covenants and other covenants contained in the Amended and Restated Credit Agreement.

(b)
Interest on debt represents payments due through maturity for our Term Loan, calculated using the December 31, 2018 applicable LIBOR and margin rate totaling 5.0% on approximately 45% of the Term Loan balance, and a fixed interest rate of 5.1% on the other approximately 55% of the Term Loan balance, taking into account the interest rate swap. See Note 9 - Derivatives.

(c)
The contingent consideration represents the estimated payments due to the sellers related to the Mediscan acquisition, including accretion. See Note 4 - Acquisitions to our consolidated financial statements. We have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

(d)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

See Note 12 - Commitments and Contingencies to our consolidated financial statements.

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC, of $5.4 million at December 31, 2018. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2018, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

See Note 5 - Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2018, 2017, and 2016 is more fully described.
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

Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. See Note 10 - Fair Value Measurements. Changes in these assumptions could materially affect the determination of fair value for each reporting unit. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of each reporting unit. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2018, we had total goodwill, intangible assets not subject to amortization, and other intangible assets of $176.6 million or 41.4% of our total assets.

Health, workers' compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2018 and 2017, we had $5.2 million and $5.1 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2018, and 2017, we had $11.9 million and $11.4 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary semi-annually. As of December 31, 2018, and 2017, we had $7.3 million and $6.4 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary semi-annually.

Revenue recognition

We recognize revenue from our services when control of the promised services are transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for the service. We have concluded that transfer of control of our staffing services, which represents the majority of our revenues, occurs over time as the services are provided, which is consistent with revenue recognition under the prior guidance.

The following is a description of the nature, amount, timing and uncertainty of revenue and cash flows from which we generate revenue.
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time, and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff, with payment terms of 15 to 60 days. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2018 and December 31, 2017, our estimate of amounts that had been worked but had not been billed totaled $44.1 million and $41.8 million, respectively, and are included in accounts receivable on the consolidated balance sheets.
Other Service Revenue
We offer other optional services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross versus Net Policies), RPO, other outsourcing services, and retained search services, which is less than 5% of its consolidated revenue for the years ended December 31, 2018, 2017, and 2016. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

For our RPO, other outsourcing, and retained search services, revenue is generally recognized in the amount to which the entity has a right to invoice which corresponds directly with the value to the customer. We do not, in the ordinary course of business, offer warranties or refunds.
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

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write-off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for customer disputes which may arise in the ordinary course, which is recorded as contra-revenue. Historically, losses on uncollectible accounts and sales allowances have not exceeded our allowances. As of December 31, 2018, our total allowances were $3.7 million.

Contingent liabilities

We are subject to various litigation, claims, investigations, and other proceedings that arise in the ordinary course of our business. These proceedings typically relate to professional liability, tax, payroll, contract, competitor disputes, and employment-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices. Our healthcare facility clients may also become subject to claims, governmental inquiries and investigations, and legal actions to which we may become a party relating to services provided by our professionals. We record a liability when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. Significant judgment is required to determine both the probability of loss and the estimated amount. At least quarterly, we review our accrual and or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or new information. However, losses ultimately incurred could materially differ from amounts accrued. See Note 12 - Commitments and Contingencies.

Income taxes

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2018, we have deferred tax assets related to certain federal, state, and foreign net operating loss carryforwards of $20.6 million. The carryforwards will expire as follows: federal between 2032 and 2037, state between 2019 and 2038, and foreign between 2019 and 2023.

As of December 31, 2018 and 2017, we had valuation allowances on our deferred tax assets of $1.2 million and $1.1 million, respectively. For the year ended December 31, 2017, we reduced the valuation allowance recorded by $45.4 million (comprised of $15.7 million related to U.S. net operating losses, $4.4 million related to state net operating losses, and $25.3 million related to other net deferred tax assets) predominantly on the basis of management’s reassessment of deferred tax assets that are more likely than not to be realized. The valuation allowance on a portion of state net operating losses not more likely than not realizable was not released due to the respective expiration periods and specific state taxable income projections. See Note 13 - Income Taxes to our consolidated financial statements.

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We consider cumulative losses in recent years as well as the impact of one-time events in assessing our pre-tax earnings. Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business, which includes restructuring and other initiatives.
In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or changes in our estimating assumptions, we may modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.
As of December 31, 2018 and 2017, we had valuation allowances on our deferred tax assets of $1.2 million and $1.1 million, respectively. For the year ended December 31, 2017, we reduced the valuation allowance recorded by $45.4 million (comprised of $15.7 million related to U.S. net operating losses, $4.4 million related to state net operating losses, and $25.3 million related to other net deferred tax assets) predominantly on the basis of management’s reassessment of deferred tax assets that are more likely than not to be realized. The valuation allowance on a portion of state net operating losses not more likely than not realizable was not released due to the respective expiration periods and specific state taxable income projections. As of December 31, 2018, management determined that there was sufficient positive evidence to conclude that it was more likely than not that our net deferred tax assets were realizable with the exception of a portion of state net operating losses. See Note 13 - Income Taxes to our consolidated financial statements.
We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The current portion of the unrecognized tax benefit is classified as a component of other current liabilities, and the non-current portion is included within other long-term liabilities on the consolidated balance sheets. As of December 31, 2018, total unrecognized tax benefits recorded was $5.4 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Seasonality

The number of healthcare professionals on assignment with us is subject to seasonal fluctuations which may impact our quarterly revenue and earnings. Hospital patient census and staffing needs of our hospital and healthcare facilities fluctuate, which impact our number of orders for a particular period. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. Likewise, the number of nurse and allied professionals on assignment may fluctuate due to the seasonal preferences for destinations of our temporary nurse and allied professionals. In addition, we expect our Physician Staffing business to experience higher demand in the summer months as physicians take vacations. We also expect our education and school business to experience lower demand in the summer months when public and charter schools are closed. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. In addition, typically, our first quarter results are negatively impacted by the reset of payroll taxes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, we entered into an interest rate swap agreement which effectively fixed the interest rate on 50% of the amortizing balance of our term debt, exclusive of the credit spread on the debt. We have determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. See Note 2 - Summary of Significant Accounting Policies and Note 9 - Derivative to our consolidated financial statements. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.0 million, $0.7 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Cross Country Healthcare, Inc.
Boca Raton, Florida
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cross Country Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
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

Boca Raton, Florida
February 28, 2019

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2018, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	51,500	$4.87	2,306,008
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	51,500	$4.87	2,306,008

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017, and 2016

(3)	Exhibits

EXHIBIT INDEX

No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)

3.2
Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2017 and incorporated by reference herein.)

3.3	Amended and Restated By-laws of the Registrant (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.)
4.1	Form of specimen common stock certificate (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)
4.2 #	2014 Omnibus Incentive Plan - Restricted Stock Agreement Form (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2014 and incorporated by reference herein.)
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

10.9
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

10.50
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

10.55 #
Cross Country Healthcare, Inc. Executive Nonqualified Excess Plan Adoption Agreement (Previously filed as an exhibit to the Company's Form 10-K dated December 31, 2017 and incorporated by reference herein.)

10.56
ISDA Master Agreement between Wells Fargo Bank, N.A. and Cross Country Healthcare, Inc. dated as of February 14 2018 (with Schedule to the Master Agreement) (Previously filed as an exhibit to the Company's Form 10-K dated December 31, 2017 and incorporated by reference herein.)

10.57
First Amendment to Amended and Restated Credit Agreement, dated October 30, 2018, by and among Cross Country Healthcare, Inc. as borrower, certain of its domestic subsidiaries as guarantors, the Lenders referenced therein, and SunTrust Bank, as agent (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2018 and incorporated by reference herein.)

10.58 #
Amendment to Employment Agreement, dated September 10, 2018, by and between Cross Country Healthcare, Inc. and William J. Grubbs (Previously filed as an exhibit to the Company's Form 8-K dated September 10, 2018 and incorporated by reference herein)

10.59 #
Employment Agreement between Cross Country Healthcare, Inc. and Kevin C. Clark, dated January 16, 2019 (Previously filed as an exhibit to the Company's Form 8-K dated January 16, 2019 and incorporated by reference herein.)

10.60 #
Amendment and Restatement to Employment Agreement, dated January 31, 2019, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 8-K dated January 31, 2019 and incorporated by reference herein)

14.1	Code of Ethics, revised February 2, 2016 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2018 and incorporated by reference herein.)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kevin C. Clark, President, Chief Executive Officer (Principal Executive Officer)
*31.2
Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX (CONTINUED)

No.	Description
*32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin C. Clark, President, Chief Executive Officer (Principal Executive Officer)

*32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ Kevin C. Clark
Name: Kevin C. Clark
Title: President, Chief Executive Officer
Principal Executive Officer
Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Clark	President, Chief Executive Officer	February 28, 2019
Kevin C. Clark	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	February 28, 2019
William J. Burns	(Principal Accounting and Financial Officer)

/s/ W. Larry Cash	Director	February 28, 2019
W. Larry Cash

/s/ Thomas C. Dircks	Director	February 28, 2019
Thomas C. Dircks

/s/ Gale Fitzgerald	Director	February 28, 2019
Gale Fitzgerald

/s/ Darrell S. Freeman, Sr.	Director	February 28, 2019
Darrell S. Freeman, Sr.

/s/ Richard M. Mastaler	Director	February 28, 2019
Richard M. Mastaler

/s/ Mark Perlberg	Director	February 28, 2019
Mark Perlberg

/s/ Joseph A. Trunfio	Director	February 28, 2019
Joseph A. Trunfio

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Cross Country Healthcare, Inc.
Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Boca Raton, Florida
February 28, 2019

We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,019	$25,537
Accounts receivable, net of allowances of $3,705 in 2018 and $3,688 in 2017	166,128	173,603
Prepaid expenses	6,208	5,287
Insurance recovery receivable	4,186	3,497
Other current assets	2,364	963
Total current assets	194,905	208,887
Property and equipment, net	13,628	14,086
Goodwill	101,060	117,589
Trade names	20,402	26,702
Other intangible assets, net	55,182	60,976
Non-current deferred tax assets	23,750	20,219
Other non-current assets	18,076	19,228
Total assets	$427,003	$467,687

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$43,744	$50,597
Accrued compensation and benefits	33,332	34,271
Current portion of long-term debt	5,235	6,875
Other current liabilities	3,075	2,845
Total current liabilities	85,386	94,588
Long-term debt, less current portion	77,944	92,259
Long-term accrued claims	29,299	28,757
Contingent consideration	7,409	5,088
Other long-term liabilities	8,767	9,276
Total liabilities	208,805	229,968

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 35,625,692 and 35,838,108 shares issued and outstanding at December 31, 2018 and 2017, respectively	4	4
Additional paid-in capital	303,048	305,362
Accumulated other comprehensive loss	(1,462)	(1,166)
Accumulated deficit	(84,062)	(67,111)
Total Cross Country Healthcare, Inc. stockholders' equity	217,528	237,089
Noncontrolling interest in subsidiary	670	630
Total stockholders' equity	218,198	237,719
Total liabilities and stockholders' equity	$427,003	$467,687

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

Revenue from services	$816,484	$865,048	$833,537
Operating expenses:
Direct operating expenses	606,921	636,462	611,802
Selling, general, and administrative expenses	180,230	187,435	179,820
Bad debt expense	2,204	1,828	593
Depreciation and amortization	11,780	10,174	9,182
Acquisition-related contingent consideration	2,557	44	814
Acquisition and integration costs	491	1,975	78
Restructuring costs	2,758	1,026	753
Impairment charges	22,423	14,356	24,311
Total operating expenses	829,364	853,300	827,353
(Loss) income from operations	(12,880)	11,748	6,184
Other expenses (income):
Interest expense	5,654	4,214	6,106
Gain on derivative liability	—	(1,581)	(5,805)
Loss on early extinguishment of debt	79	4,969	1,568
Other income, net	(418)	(155)	(230)
(Loss) income before income taxes	(18,195)	4,301	4,545
Income tax benefit	(2,478)	(34,501)	(4,186)
Consolidated net (loss) income	(15,717)	38,802	8,731
Less: Net income attributable to noncontrolling interest in subsidiary	1,234	1,289	764
Net (loss) income attributable to common shareholders	$(16,951)	$37,513	$7,967

Net (loss) income per share attributable to common shareholders - Basic	$(0.48)	$1.07	$0.25

Net (loss) income per share attributable to common shareholders - Diluted	$(0.48)	$1.01	$0.15

Weighted average common shares outstanding:
Basic	35,657	35,018	32,132
Diluted	35,657	36,166	36,246

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Consolidated net (loss) income	$(15,717)	$38,802	$8,731

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation (loss) gain	(153)	75	(34)
Unrealized loss on interest rate contracts	(420)	—	—
Reclassification adjustment to interest expense	186	—	—
	(387)	75	(34)
Taxes on other comprehensive (loss) income:
Income tax benefit related to foreign currency translation adjustments	(31)	—	—
Income tax benefit related to unrealized loss on interest rate contracts	(107)	—	—
Income tax expense related to reclassification adjustment to interest expense	48	—	—
	(90)	—	—
Other comprehensive (loss) income, net of tax	(297)	75	(34)
Comprehensive (loss) income	(16,014)	38,877	8,697
Less: Net income attributable to noncontrolling interest in subsidiary	1,234	1,289	764
Comprehensive (loss) income attributable to common shareholders	$(17,248)	$37,588	$7,933

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Total Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2015	31,952	$3	$254,108	$(1,207)	$(112,056)	$496	$141,344
Exercise of share options	103	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	284	—	(917)	—	—	—	(917)
Equity compensation	—	—	3,379	—	—	—	3,379
Foreign currency translation adjustment	—	—	—	(34)	—	—	(34)
Distribution to noncontrolling shareholder	—	—	—	—	—	(701)	(701)
Net income	—	—	—	—	7,967	764	8,731
Balances at December 31, 2016	32,339	3	256,570	(1,241)	(104,089)	559	151,802
Exercise of share options	41	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	282	—	(1,774)	—	—	—	(1,774)
Shares issued for Convertible Notes	3,176	1	45,951	—	—	—	45,952
Equity compensation	—	—	4,080	—	—	—	4,080
Cumulative-effect adjustment - share-based compensation	—	—	535	—	(535)	—	—
Foreign currency translation adjustment	—	—	—	75	—	—	75
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,218)	(1,218)
Net income	—	—	—	—	37,513	1,289	38,802
Balances at December 31, 2017	35,838	4	305,362	(1,166)	(67,111)	630	237,719
Exercise of share options	21	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	199	—	(889)	—	—	—	(889)
Equity compensation	—	—	3,575	—	—	—	3,575
Stock repurchase and retirement	(432)	—	(5,000)	—	—	—	(5,000)
Foreign currency translation adjustment, net of taxes	—	—	—	(121)	—	—	(121)
Net change in hedging transaction, net of taxes	—	—	—	(175)	—	—	(175)
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,194)	(1,194)
Net (loss) income	—	—	—	—	(16,951)	1,234	(15,717)
Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Consolidated net (loss) income	$(15,717)	$38,802	$8,731
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,780	10,174	9,182
Amortization of debt discount and debt issuance costs	448	651	1,728
Provision for allowances	5,974	4,705	4,034
Deferred income tax benefit	(3,410)	(33,812)	(5,322)
Gain on derivative liability	—	(1,581)	(5,805)
Impairment charges	22,423	14,356	24,311
Loss on early extinguishment of debt	79	4,969	1,568
Equity compensation	3,575	4,080	3,379
Other non-cash costs	3,231	68	775
Changes in operating assets and liabilities:
Accounts receivable	2,820	9,708	(30,781)
Prepaid expenses and other assets	(2,514)	1,816	(1,882)
Accounts payable and accrued expenses	(7,095)	(9,275)	20,370
Other liabilities	(597)	847	(143)
Net cash provided by operating activities	20,997	45,508	30,145

Cash flows from investing activities
Proceeds from sale of business	—	—	500
Acquisitions, net of cash acquired	(1,930)	(85,977)	(1,900)
Acquisition-related settlements	(151)	(292)	(1,858)
Purchases of property and equipment	(4,597)	(5,111)	(6,522)
Net cash used in investing activities	(6,678)	(91,380)	(9,780)

Cash flows from financing activities
Proceeds from Term Loans	—	62,000	40,000
Principal payments on Term Loans	(16,124)	(1,500)	(30,500)
Convertible Note cash payment	—	(5,000)	—
Borrowings on revolving credit facility	—	39,000	59,800
Repayments on revolving credit facility	—	(39,000)	(67,800)
Debt issuance costs	(308)	(901)	(1,182)
Extinguishment fees	—	(578)	(641)
Stock repurchase and retirement	(5,000)	—	—
Other	(2,335)	(3,265)	(1,841)
Net cash (used in) provided by financing activities	(23,767)	50,756	(2,164)

Effect of exchange rate changes on cash	(70)	23	(24)

Change in cash and cash equivalents	(9,518)	4,907	18,177
Cash and cash equivalents at beginning of year	25,537	20,630	2,453
Cash and cash equivalents at end of year	$16,019	$25,537	$20,630

Supplemental disclosure of cash flow information:
Interest paid	$6,340	$3,408	$3,893
Income taxes paid	$1,043	$697	$1,773

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

1. Organization and Basis of Presentation

Nature of Business

Cross Country Healthcare, Inc. (the Company) was incorporated in Delaware on July 29, 1999 as a business providing travel nurse and allied health staffing services. As of December 31, 2018, the Company is a leading national provider of nurse and allied staffing, recruiting, and value-added workforce solution services, multi-specialty locum tenens (temporary physician staffing) services, as well as a provider of other human capital management services focused on healthcare.

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

Liquidity and Operations

Based upon current projections, the Company will not satisfy the required leverage ratio under its Credit Agreement as of March 31, 2019. As a result, a debt prepayment of between $10 million and $12 million would be required to remain in compliance. The Company believes such prepayment will be sufficient to maintain compliance with the leverage ratio covenant and meet its obligations for the next twelve months. In the event actual results differ significantly from current projections, the Company may be required to make additional debt prepayments. Further, the Company may be able to amend its Credit Agreement, and as a result, would not be required to make any debt prepayments.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions are used for, but not limited to: (1) the valuation of accounts receivable; (2) goodwill, trade names, and other intangible assets; (3) other long-lived assets; (4) share-based compensation; (5) accruals for health, workers’ compensation, and professional liability claims; (6) valuation of deferred tax assets; (7) purchase price allocation; (8) fair value of interest rate swap agreement; (9) legal contingencies; (10) contingent considerations; (11) income taxes; and (12) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

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

Interest income on cash and cash equivalents of $0.4 million for the year ended December 31, 2018, and $0.1 million for the years ended December 31, 2017 and 2016, is included in other income, net, on the Company’s consolidated statements of operations.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable, Allowance for Doubtful Accounts, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customers are primarily healthcare providers, and accounts receivable represent amounts due from them. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables resulting from the inability of its customers to make required payments, which results in a provision for bad debt expense. The adequacy of this allowance is determined by continually evaluating individual customer receivables, considering the customer's financial condition, credit history, and current economic conditions. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. In addition, the Company maintains a sales allowance for customer disputes which may arise in the ordinary course, which is recorded as contra-revenue. Historically, losses on uncollectible accounts and sales allowances have not exceeded our allowances.

The Company’s contract terms typically require payment between 15 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's business activity is with hospitals located throughout the United States. No single customer accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2018 and 2017, or revenue for the years ended December 31, 2018, 2017, and 2016.
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

Business Combinations

The Company applies accounting in accordance with the Business Combinations Topic of the FASB ASC when it acquires control over a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded as acquisition and integration costs; noncontrolling interests, if any, are reflected at fair value at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the consolidated statements of operations of the combined entity beginning on the date of acquisition. See Note 4 - Acquisitions.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

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

For the periods prior to the fourth quarter of 2017, the performance of the quantitative impairment test involved a two-step process. The first step required the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. If the reporting unit's fair value was less than its carrying amount, the Company was required to perform a second step to calculate the implied value of goodwill. The implied value was then compared to its carrying amount to calculate the impairment charge, if any.
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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

interest method. Deferred costs related to the Convertible Notes were written off in connection with the repayment of such Convertible Notes. See Note 8 - Debt.

Deferred costs related to the issuance of the Company’s Revolving Credit Facilities, as defined in Note 8 - Debt, have been capitalized and included in other assets on the consolidated balance sheets, and amortized using the straight line method over the term of the related credit agreement.

Derivative Financial Instruments

The Company is exposed to interest rate risk due to its outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, the Company has entered into an interest rate swap agreement to effectively convert a portion of its variable interest payments to a fixed rate. The principal objective of the interest rate swap is to eliminate or reduce the variability of the cash flows in those interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging. As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that changes in the cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive income (loss), net of deferred taxes, within stockholders’ equity and are amortized to interest expense over the term of the related debt as the interest payments are made. Interest rate swap payments are included in net cash provided by operating activities on the Company’s consolidated statement of cash flows.

In conjunction with entering into the interest rate swap agreement, the Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815) to simplify the application of hedge accounting. See Note 9 - Derivatives.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

Accordingly, the Company’s consolidated balance sheets as of December 31, 2018 and 2017 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2018 and 2017, the Company had outstanding approximately $18.8 million and $19.6 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. Effective January 1, 2016, the Company has a claims-made professional liability policy for its physicians and advanced practitioners, with a $0.5 million self-insured retention per claim. Prior to January 1, 2016, the Company had an occurrence-based professional liability policy for its independent contractor physicians and advanced practitioners which was insured by a wholly-owned subsidiary, Jamestown Indemnity, Ltd., a wholly-owned Cayman Island captive company (the Captive), until its voluntary liquidation in the third quarter of 2015. Beginning in March 2015, the Company's Physician subsidiary self-insured $0.5 million for each of its professional liability claims. Under the terms of the Captive’s reinsurance policy there was a requirement to guarantee the payment of claims to its insured party’s primary medical malpractice insurance carrier via a letter of credit. As a result of the Captive's liquidation, the letter of credit was reduced. As of December 31, 2018 and 2017, the value of the letter of credit was $1.8 million and $2.0 million, respectively.

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

The following is a description of the nature, amount, timing, and uncertainty of revenue and cash flows from which the Company generates revenue.
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time, and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff, with payment terms of 15 to 60 days. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2018 and December 31, 2017, the Company's estimate of amounts that had been worked but had not been billed totaled $44.1 million and $41.8 million, respectively, and are included in accounts receivable on the consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

Other Service Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, which is less than 5% of its consolidated revenue for the years ended December 31, 2018, 2017, and 2016. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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

When its healthcare professional is staffed, the Company determined that it acts as a principal in the arrangement, as it is considered the employer of record. Accordingly, revenue is reported on a gross basis on the consolidated statements of operations.

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
Physician Staffing
The Physician Staffing business has contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in these arrangements and, therefore, revenue is reported on a gross basis on the consolidated statements of operations.

See Note 3 - Revenue Recognition for the Company's revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. With respect to FASB ASC 606, Revenue from Contracts with Customers, there were no contract assets or material contract liabilities as of December 31, 2018 and 2017.

Practical Expedients and Exemptions

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedients and has elected to recognize any incremental costs of obtaining these contracts as expensed when incurred. Further, the Company

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

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

The Company granted performance-based stock awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan, amended and restated on May 23, 2017 (2017 Plan) as described in Note 14 - Stockholders' Equity. Pursuant to the plan, the number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations, and totaled $3.6 million, $4.1 million, and $3.4 million, during the years ended December 31, 2018, 2017, and 2016, respectively. See Note 14 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists primarily of online advertising, internet direct marketing, print media, and promotional material. Advertising costs are expensed as incurred and totaled $6.7 million, $7.6 million, and $10.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the consolidated statements of operations include on-going benefit costs for its employees, exit costs, and other costs including write-offs related to abandoned locations.

Reconciliations of the beginning and ending total restructuring liability balances are presented below:

	Year Ended December 31,
	2018		2017		2016
	(amounts in thousands)
	On-Going Benefit Costs	Exit Costs	On-Going Benefit Costs	Exit Costs	On-Going Benefit Costs	Exit Costs
Balance at beginning of period	$87	$441	$325	$273	$44	$338
Charged to restructuring costs (a)	1,600	184	522	504	563	190
Payments	(1,131)	(235)	(760)	(336)	(282)	(255)
Balance at end of period	$556	$390	$87	$441	$325	$273

________________

(a) The restructuring costs on the consolidated statements of operations include direct write-offs of $0.4 million related to abandoned locations, as well as other costs of $0.5 million.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

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

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies. The Company considers all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. It considers cumulative losses in recent years as well as the impact of one-time events in assessing its pre-tax earnings. Assumptions regarding future taxable income require significant judgment. The Company's assumptions are consistent with estimates and plans used to manage its business, which includes restructuring and other initiatives.

In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods for current trends or changes in its estimating assumptions, it may modify the level of the valuation allowance which could materially impact its business, financial condition and results of operations. The Company will continue to assess the realizability of its deferred tax assets. See Note 13 - Income Taxes.

Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was an unrealized loss of $1.3 million at December 31, 2018 and $1.2 million at December 31, 2017. The cumulative impact of net changes in derivative instruments included in other comprehensive loss in the consolidated balance sheets was an unrealized loss of $0.2 million at December 31, 2018. See Note 9 - Derivatives.

The income tax impact related to components of other comprehensive income for the period ended December 31, 2018 is reflected on the consolidated statements of comprehensive income. During the period ended December 31, 2017, $0.2 million of income tax expense was included in the consolidated statements of operations due to the impact of a change in federal tax rate on the deferred tax asset related to foreign currency cumulative translation. See Note 13 - Income Taxes. There was no income tax impact related to foreign currency translation adjustments for the period ended December 31, 2016.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. As of December 31, 2018 and 2017, the Company’s financial assets and liabilities required to be measured on a recurring basis were its deferred compensation liability, its interest rate swap agreements, and its contingent consideration liabilities. See Note 10 - Fair Value Measurements.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

2. Summary of Significant Accounting Policies (continued)

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

With respect to the adoption of the new standard, as of December 31, 2018, the Company had $34.6 million of undiscounted future lease payments, primarily related to real estate, that is expected to be included in its initial measurement of its lease liabilities and corresponding right of use asset, and $7.2 million of accrued rent that is expected to be reclassified from liability accounts to reduce its beginning right of use asset balance. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated statements of operations and statements of cash flows.

Revenue Recognition
The Company has determined that its revenues are generated from temporary staffing services and other services, as disaggregated in the following table. See Note 2 - Summary of Significant Accounting Policies.

	For the year ended December 31, 2018
	Nurse And Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Temporary Staffing Services	$705,435	$76,979	$—	$782,414
Other Services	14,867	5,326	13,877	34,070
Total	$720,302	$82,305	$13,877	$816,484

4. Acquisitions

American Personnel, Inc.

On December 1, 2018, the Company completed the acquisition of American Personnel, Inc. (AP Staffing) for a total purchase price of $2.0 million, subject to a net working capital adjustment. Based in Boston, AP Staffing offers a range of talent management solutions to its healthcare clients primarily in Massachusetts, including permanent placement, consultative staffing solutions, and traditional staffing.

The Company assigned a total of $0.4 million to definite life intangible assets with a weighted average estimated useful life of 10 years. The remaining excess purchase price over the fair value of net assets acquired of $0.7 million was recorded as goodwill, which is not deductible for tax purposes since this was a stock acquisition. Associated acquisition-related costs incurred were $0.2 million and have been included in acquisition and integration costs on the Company's consolidated statement of operations for the year ended December 31, 2018.

The acquisition was deemed immaterial and has been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method of accounting. AP Staffing's results of operations are included in the consolidated statements of operations from December 1, 2018 and have been included in the Company's Nurse and Allied Staffing business segment. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

4. Acquisitions (continued)

Advantage RN

Effective July 1, 2017, the Company acquired all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage) for cash consideration of $86.6 million, net of cash acquired. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received during the third quarter of 2017 as the final adjustment for net working capital. Additionally, $0.6 million of the purchase price was deferred as of the closing and is due the seller within 20 months, less any COBRA and healthcare payments incurred by the Company on behalf of the seller. As of December 31, 2018, approximately $0.5 million has been paid for claims and the remaining $0.1 million liability is included in other current liabilities on the Company’s balance sheets.

Included in the amount paid at closing were two escrow accounts, the first was $14.5 million which related to tax liabilities and the second was $7.5 million which was to cover any post-close liabilities. On July 28, 2017, $7.3 million related to the tax liabilities was released from escrow, leaving a balance of $7.2 million. In the first quarter of 2019, $7.0 million related to the post-close liabilities was released from escrow, leaving a balance of $0.5 million to cover pending post-close liabilities.

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

The acquisition has been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method of accounting. As such, the amounts of revenue and contribution income included in the Company's consolidated income statement from the acquisition date to the period ended December 31, 2017 were $47.0 million and $3.8 million, respectively. The acquisition results have been substantially aggregated with the Company's Nurse and Allied Staffing business segment. See Note 17 - Segment Data.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

4. Acquisitions (continued)

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

The remaining excess purchase price over the fair value of net assets acquired of $43.6 million was recorded as goodwill, which is deductible for tax purposes. Associated acquisition-related costs incurred were $2.0 million and have been included in acquisition and integration costs on the Company's consolidated statements of operations for the year ended December 31, 2017.

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
DECEMBER 31, 2018

4. Acquisitions (continued)

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

The agreement specified that the sellers were eligible to receive additional purchase price consideration of $4.5 million, with a maximum of $1.0 million for 2017, $2.0 million for 2018, and $1.5 million for 2019, based on attainment of specific performance criteria achieved in each of those years. In the fourth quarter of 2017, the Company recognized a decrease in the fair value of the liability of $1.3 million included as acquisition-related contingent consideration on its consolidated statements of operations. The adjustment was driven by the decrease in the projected USR 2018 and 2019 revenue and EBITDA amounts. The earnout for 2017 was not achieved. In the third quarter of 2018, the Company determined that the contingent consideration earnout related to the USR acquisition would not be achieved for 2018 and 2019 and, as a result, the entire liability was reversed. See Note 10 - Fair Value Measurements.

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
Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan) for a purchase price of $29.9 million in cash ($28.0 million plus working capital estimate) and $4.7 million in shares (or 349,871 shares) of the Company's Common Stock, and a net working capital adjustment of $0.3 million was settled in the first quarter of 2016. Additionally, an amount of $5.0 million of the purchase price that was held in escrow to cover any post-closing liabilities, was released to the sellers on May 3, 2017.
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

In connection with the Mediscan acquisition, the Company also assumed additional contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. Payments related to the 2016 through 2018 years are limited to $0.3 million per year and 2019 is uncapped. As of December 31, 2018, the fair value of the remaining obligations was estimated at $7.7 million and is included in other current liabilities and contingent consideration on the consolidated balance sheets. See Note 10 - Fair Value Measurements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

4. Acquisitions (continued)

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

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$9,216	$21,314	$42,909	$18,702	$24,207
Customer relationships	49,758	23,296	26,462	55,524	25,912	29,612
Non-compete agreements	320	97	223	3,919	3,600	319
Trade names	8,879	1,696	7,183	7,716	878	6,838
Other intangible assets, net	$89,487	$34,305	55,182	$110,068	$49,092	60,976
Intangible assets not subject to amortization:
Trade names			20,402			26,702
			$75,584			$87,678

In 2018, fully amortized intangible assets, along with the related accumulated amortization, were removed from the table above. As of December 31, 2018, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2019	$7,535
2020	7,431
2021	7,131
2022	6,780
2023	6,677
Thereafter	19,628
$55,182

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Staffing Segment	Physician Staffing Segment	Other Human Capital Management Services Segment	Total
	(amounts in thousands)
Balances as of December 31, 2017
Aggregate goodwill acquired	$347,873	$43,405	$19,307	$410,585
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(23,375)	—	(283,107)
Goodwill, net of impairment loss	88,141	20,030	9,418	117,589

Changes to aggregate goodwill in 2018
Goodwill acquired (a)	694	—	—	694
Impairment charge	—	(17,223)	—	(17,223)

Balances as of December 31, 2018
Aggregate goodwill acquired	348,567	43,405	19,307	411,279
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(40,598)	—	(300,330)
Goodwill, net of impairment loss	$88,835	$2,807	$9,418	$101,060
_______________

(a)	Goodwill acquired from the acquisition of AP Staffing. See Note 4 - Acquisitions.

2018 and 2017 Impairment Charges
The Company performed its annual quantitative impairment test of goodwill and other indefinite-lived intangible assets as of October 1, 2018 and 2017. Upon completion of the impairment testing for both years, it was determined that the estimated fair value of the Physician Staffing reporting unit’s trade name was less than its carrying amount resulting in impairment. For its goodwill impairment testing, with the exception of its Physician Staffing reporting unit, the estimated fair value of its reporting units exceeded their respective carrying values.
Projections of revenue, operating costs, and expected cash flows of each reporting unit are inputs into the quantitative testing for goodwill and intangible assets. The Company reduced its long-term revenue forecast for the Physician Staffing business segment in the fourth quarter of 2018 and 2017. The lower than expected revenue was driven by lower booking volumes, partly due to the loss of customers. In addition, margins of the reporting unit were negatively impacted from continued investments in the business. As a result, during the fourth quarter of 2018 and 2017 the Company recorded non-cash impairment charges of $5.2 million and $8.7 million, respectively, related to its trade name and $17.2 million and $5.7 million, respectively, related to goodwill during the fourth quarter.
During the impairment testing as of October 1, 2018, the Company reassessed the Physician Staffing brand's indefinite-life classification and determined it had characteristics that indicated a definite-life assignment was more appropriate. Effective October 1, 2018, the trade name, with a carrying value of $1.1 million after impairment charges, that was previously assigned an indefinite life was assigned a finite life of 3 years. During the three months ended December 31, 2018, the amortization expense related to this trade name was approximately $0.1 million.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

2016 Impairment Charges
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
Goodwill
The discounted cash flows serve as the primary basis for the income approach and are based on the Company’s discrete financial forecast of revenue, gross profit margins, operating costs and cash flows. The forecast considers historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. For its 2018 testing, the assumptions used in the income approach included discount rates of 12.0% to 15.0% and a terminal value growth rate of 1.0% to 3.0% for cash flows beyond the discrete forecast period of ten years. Assumptions used in the market approach testing included valuation multiples based on an analysis of multiples for comparable public companies. The Company utilized total enterprise value/Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) multiples ranging from 3.0 to 10.5. The concluded fair value was based on a weighting of 75% applied to the income approach and 25% to the market approach for its Physician Staffing and Search reporting units and a 50% weighting was applied to the components of each approach to estimate the total fair value of goodwill for its Nurse and Allied Staffing reporting unit. This weighting was an estimate by management and was developed based on the specific characteristics, risks and uncertainties of the reporting units.
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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

6. Property and Equipment

The Company's property and equipment consists of the following:

		December 31,
	Useful Lives	2018	2017
		(amounts in thousands)

Computer equipment	3-5 years	$6,257	$6,432
Computer software	3-5 years	26,651	24,933
Office equipment	5-7 years	1,514	1,379
Furniture and fixtures	5-7 years	4,966	4,680
Leasehold improvements	(a)	7,716	7,340
		47,104	44,764
Less accumulated depreciation and amortization		(33,476)	(30,678)
		$13,628	$14,086
_______________

(a)	See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

7. Balance Sheet Details

	December 31,
	2018	2017
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for workers’ compensation	$2,295	$1,623
Insurance recovery for professional liability	1,891	1,874
	$4,186	$3,497

Other non-current assets:
Insurance recovery for workers’ compensation claims	$5,280	$6,093
Insurance recovery for professional liability claims	9,924	10,011
Non-current security deposits	982	1,095
Non-current income tax receivable	522	1,044
Deferred compensation assets	433	—
Net debt issuance costs	935	985
	$18,076	$19,228

Accrued compensation and benefits:
Salaries and payroll taxes	$15,884	$16,342
Bonuses	1,476	2,067
Accrual for workers’ compensation claims	6,454	5,957
Accrual for professional liability claims	2,786	2,683
Accrual for healthcare benefits	5,158	5,105
Accrual for vacation	1,574	2,117
	$33,332	$34,271

Long-term accrued claims:
Accrual for workers’ compensation claims	$12,997	$13,160
Accrual for professional liability claims	16,302	15,597
	$29,299	$28,757

Other long-term liabilities:
Non-current deferred tax liabilities	$95	$105
Deferred compensation	1,725	1,467
Deferred rent	6,039	6,875
Long-term unrecognized tax benefits	590	485
Other	318	344
	$8,767	$9,276

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

8. Debt

The Company's long-term debt consists of the following:

	December 31, 2018		December 31, 2017
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)

Term Loan, interest of 4.80% and 3.61% at December 31, 2018 and 2017, respectively	$83,876	$(697)	$100,000	$(866)
Less current portion	(5,235)	—	(6,875)	—
Long-term debt	$78,641	$(697)	$93,125	$(866)

Amended and Restated Senior Credit Facility

On August 1, 2017, the Company entered into an Amendment and Restatement of its Credit Agreement dated June 22, 2016 (Amended and Restated Credit Agreement), to refinance and increase the current aggregate committed size of the facility to $215.0 million, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). The Amended Revolving Credit Facility includes a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit. The proceeds of $106.5 million from this refinancing included $6.5 million under the new revolving credit facility and were used to repay borrowings under the Company’s 2016 Senior Credit Facilities (defined below), as well as to pay related interest, fees, and expenses of the transaction.

In addition to increasing the size of the facilities, the maturity date was extended to August 1, 2022. The Amended and Restated Credit Agreement also includes an accordion feature permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Amended Revolving Credit Facility or establish one or more additional term loans in an aggregate amount not to exceed $50.0 million with optional additional commitments from existing lenders or new commitments from additional lenders. Other terms and pricing are substantially similar to the 2016 Credit Agreement (defined below).

Borrowings under the Amended Term Loan are payable in quarterly installments, which commenced January 2, 2018, provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. In addition to its scheduled payments, in both the third and fourth quarters of 2018, the Company made optional prepayments of $5.0 million each as permitted by the Amended and Restated Credit Agreement. The Company has the right at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty, by giving written notice (or telephonic notice promptly confirmed in writing). The Company is required to prepay the Amended Credit Facilities under certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

As of December 31, 2018, the aggregate scheduled maturities of debt are as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2019	$5,235
2020	5,671
2021	6,980
2022	65,990
2023	—
Total	$83,876

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

8. Debt (continued)

Subject to the Amended and Restated Credit Agreement, the Company pays interest on: (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time; (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time; and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, is a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date as set forth in the table below.

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

As of December 31, 2018, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 2.50%. The interest rate is subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.35% as of December 31, 2018. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt, which was effective April 2, 2018. See Note 9 - Derivatives.

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

The Amended and Restated Credit Agreement also includes two financial covenants: (i) a maximum Consolidated Total Leverage ratio (as defined therein); and (ii) a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of December 31, 2018, the Company was in compliance with the financial covenants and other covenants contained in the Credit Agreement.

On October 30, 2018, the Company entered into a First Amendment (First Amendment) to its Amended and Restated Credit Agreement that, among other administrative and clarifying changes, modified the following: (1) the definition utilized in its financial covenants of Consolidated EBITDA to allow for exclusion of charges related to the Company’s initiative to replace its front-end system supporting its legacy travel nurse operations, subject to a basket of addbacks, of which the basket dollar amount was also increased; (2) increased the maximum Consolidated Total Leverage Ratio to 3.75:1.00 from 3.25:1:00 for the periods of September 30, 2018 through June 30, 2019, to 3.50:1:00 from 3.00:1.00 for the period ended September 30, 2019, to 3.25:1.00 from 3.00:1:00 for the period ended December 31, 2019, and maintained 3.00:1:00 for the periods thereafter and as adjusted pursuant to a Qualified Permitted Acquisition (as defined therein); and (3) increased the pro forma Consolidated Total Leverage Ratio threshold for allowing restricted payments. In connection with the First Amendment, the Company paid $0.3 million in fees to its lenders, of which a portion has been included in other noncurrent assets as deferred issuance costs related to the revolving credit facility and a portion has been treated as a deduction to long-term debt related to its Term Loan.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

8. Debt (continued)

The foregoing description of the amendment is qualified in its entirety by reference to the full terms and provisions of the Amended and Restated Credit Agreement.

The obligations under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).

As of December 31, 2018, the Company has $20.6 million letters of credit outstanding, which relate to the Company’s workers’ compensation and professional liability insurance policies.

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

Convertible Notes

The Company and certain of its domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders) on June 30, 2014. Pursuant to the Note Purchase Agreement, the Company sold to the Noteholders an aggregate of $25.0 million of convertible notes (the Convertible Notes). On March 17, 2017, the Company paid in full the Convertible Notes. In connection with the repayment, the Company issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock, par value $0.0001, and cash in the aggregate amount of $5.6 million (of which $5.0 million is included in repayment of debt and $0.6 million is presented as extinguishment fees, both within financing activities on the consolidated statements of cash flows). Upon derecognition of the net carrying amounts of the Convertible Notes (the remaining $20.0 million after the $5.0 million cash payment) and derivative liability ($26.0 million), the Company recognized a non-cash charge of $5.0 million as loss on early extinguishment and a non-cash addition to additional paid-in capital of $46.0 million for the fair value of the shares, which is not presented on the consolidated statements of cash flows. The loss on early extinguishment of debt includes the write-off of unamortized loan fees and remaining interest due through the Forced Conversion date (defined below) of June 30, 2017.

The Convertible Notes were convertible at the option of the holders thereof at any time into shares of the Common Stock at a conversion price of $7.10 per share, or 3,521,126 shares of Common Stock. After three years from the issuance date, the Company had the right to force a conversion of the Convertible Notes if the volume-weighted average price (VWAP) per share

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

8. Debt (continued)

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

9. Derivatives

Interest Rate Swap

In March 2018, the Company entered into an interest rate swap agreement, with an effective date of April 2, 2018 and termination date of August 1, 2022. No initial investments were made to enter into the agreement. The interest rate swap agreement requires the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount beginning at $48.8 million (corresponding with the initial term loan payment schedule), and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. At initiation, the interest rate swap effectively fixed the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt. As of December 31, 2018, the interest rate swap is treated as a cash flow hedge and its fair value of a $0.2 million liability is included in current and noncurrent liabilities on the consolidated balance sheets. See Note 2 - Summary of Significant Accounting Policies and Note 10 - Fair Value Measurements.

Convertible Notes Derivative Liability

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

The fair value of the derivative liability was primarily determined by fluctuations in the Company's stock price. In addition, changes in the Company's credit risk profile impacted the fair value determination. These fluctuations resulted in a current period gain that was presented on the Company's consolidated statements of operations as gain on derivative liability in 2017 and 2016 related to its Convertible Notes.

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
DECEMBER 31, 2018

10. Fair Value Measurements (continued)

Items Measured at Fair Value on a Recurring Basis

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: deferred compensation liability included in other long-term liabilities, interest rate swap agreement included in other current and noncurrent liabilities, Convertible Notes derivative liability included in long-term debt and capital lease obligations, and contingent consideration liabilities.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation liability. The Company’s deferred compensation liabilities are measured using publicly available indices that define the liability amounts, as per the plan documents.

Interest rate swap agreement—The Company utilized Level 2 inputs to value its interest rate swap agreement. See Note 8 - Debt and Note 9 - Derivatives.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	December 31, 2018	December 31, 2017
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,725	$1,467
(Level 2)
Interest rate swaps	$234	$—
(Level 3)
Contingent consideration liabilities	$7,689	$5,368

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

10. Fair Value Measurements (continued)

The opening balances of contingent consideration and Convertible Notes derivative liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy as follows:

	Contingent Consideration	Convertible Notes
	Liabilities	Derivative Liability
	(amounts in thousands)

December 31, 2016	$5,603	$27,532
Payments/Settlements	(280)	(25,951)
Accretion expense	967	—
Valuation gain for the period	(922)	(1,581)
December 31, 2017	5,368	—
Payments	(280)	—
Accretion expense	903	—
Valuation loss for the period	1,698	—
December 31, 2018	$7,689	$—

Items Measured at Fair Value on a Non-recurring Basis

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill, trade names, and other intangible assets during the years ended December 31, 2018, 2017, and 2016, the carrying value of goodwill, trade names, and other intangible assets in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporates fair value measurements based on Level 3 inputs. For further discussion on measuring the Company's non-financial assets, specifically goodwill, trade names, and customer relationships, see Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Term Loan, net	$83,179	$81,800	$99,134	$100,500

Concentration of Risk

The Company has invested its excess cash in highly-rated overnight funds and other highly-rated liquid accounts. The Company is exposed to credit risk associated with these investments, as the cash balances typically exceed the current Federal

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

10. Fair Value Measurements (continued)

Deposit Insurance Corporation (FDIC) limit of $250,000. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions and diversifying its counterparties.

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

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

Contributions by the Company, net of forfeitures, under this plan amounted to $0.8 million, $0.7 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. The liability for the deferred compensation is included in other long-term liabilities on the consolidated balance sheets and amounted to $1.7 million and $1.5 million at December 31, 2018 and 2017, respectively.

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

Future minimum lease payments, as of December 31, 2018, associated with these agreements with terms of one year or more are as follows:

Years Ending December 31:	(amounts in thousands)
2019	$7,451
2020	6,287
2021	5,407
2022	4,857
2023	4,700
Thereafter	5,893
$34,595

Total operating lease expense included in selling, general, and administrative expenses was approximately $9.3 million, $9.4 million, and $8.4 million for the years ending December 31, 2018, 2017, and 2016, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

12. Commitments and Contingencies (continued)

Contingencies

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Non-income tax expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of December 31, 2018 and 2017, on its consolidated balance sheets.

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments including available insurance recoveries, which would impact its profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require it to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect its financial results. With regard to the outstanding contingencies as of December 31, 2018, the Company believes the outcome of these matters will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

13. Income Taxes

The components of the Company's (loss) income before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
United States	$(18,619)	$3,826	$3,309
Foreign	424	475	1,236
(Loss) income before income taxes	$(18,195)	$4,301	$4,545

 The components of the Company’s income tax benefit are as follows:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Current:
Federal	$43	$(555)	$227
State	620	(273)	587
Foreign	269	139	322
Total	932	(689)	1,136
Deferred:
Federal	(2,137)	(23,245)	(4,114)
State	(1,277)	(10,684)	(866)
Foreign	4	117	(342)
Total	(3,410)	(33,812)	(5,322)
Income tax benefit	$(2,478)	$(34,501)	$(4,186)

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

13. Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$2,734	$2,955
Allowance for doubtful accounts	607	624
Intangible Assets	11,300	7,776
Net operating loss carryforwards	15,717	14,718
Accrued professional liability claims	1,952	1,709
Accrued workers’ compensation claims	2,729	2,512
Share-based compensation	646	734
Credit carryforwards	188	189
Other	542	444
Gross deferred tax assets	36,415	31,661
Valuation allowance	(1,189)	(1,076)
	35,226	30,585
Deferred Tax Liabilities:
Depreciation	(52)	(41)
Indefinite intangibles	(11,136)	(9,964)
Tax on unrepatriated earnings	(383)	(466)
	(11,571)	(10,471)
Net deferred taxes	$23,655	$20,114

On December 22, 2017, the 2017 Tax Act was signed into legislation which, among other changes, reduced the corporate federal income tax rate from 35% to 21% effective for the Company's year ended December 31, 2018. The Company recorded income tax expense of $8.0 million, primarily due to a re-measurement of its deferred tax assets and liabilities in the fourth quarter of 2017. The impact of the Global Intangible Low-Taxed Income provision, the transition tax on the deemed repatriation of deferred foreign income, and any future tax impact associated with basis differences on foreign subsidiaries were immaterial.

In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provided guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting required under the Income Taxes Topic of the FASB ASC. In accordance with SAB 118, the Company provided a provisional amount with regard to certain foreign tax provisions in 2017. In 2018, the Company revised its estimate with regard to the 2017 Tax Act and recorded $0.1 million of tax expense.

As of December 31, 2016, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets resulting from recent losses, the difficulty of forecasting future taxable income, and other factors, and as a result, the Company had a valuation allowance on its deferred tax assets, exclusive of indefinite-lived intangible deferred tax liabilities.

For the year ended December 31, 2017, predominantly on the basis of a reassessment of the amount of its deferred tax assets that are more likely than not to be realized, the Company reduced its valuation allowance by $45.4 million (comprised of $15.7 million related to U.S. net operating losses, $4.4 million related to state net operating losses, and $25.3 million related to other

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

13. Income Taxes (continued)

net deferred tax assets). The valuation allowance on a portion of state net operating losses not more likely than not realizable was not released after analysis of respective expiration periods and specific state taxable income projections.

As of December 31, 2018, the Company continues to maintain a valuation allowance of $1.2 million on a portion of state net operating losses not more likely than not realizable.

As of December 31, 2018 and 2017, respectively, the Company had approximately $185.1 million and $166.1 million of federal, state, and foreign net operating loss carryforwards. The carryforwards will expire as follows: federal between 2032 and 2037, state between 2019 and 2038, and foreign between 2019 and 2023.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit is as follows:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Tax at U.S. statutory rate	$(3,821)	$1,506	$1,591
State taxes, net of federal benefit	(543)	(1,374)	344
Noncontrolling interest	(252)	(455)	(260)
Non-deductible items (a)	625	2,676	1,546
Foreign tax expense	180	175	(5)
Valuation allowances	—	(45,354)	(8,379)
Uncertain tax positions	1,629	1,145	1,090
Return to provision	(458)	—	—
Federal rate change	—	8,011	—
Other	162	(831)	(113)
Income tax benefit	$(2,478)	$(34,501)	$(4,186)
________________

(a) Includes non-deductible meals and incidentals, miscellaneous non-deductible items, and beginning in 2018, non-deductible stock-based compensation.

The tax years 2008 and 2010 through 2017 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax. During 2018, the Company accrued $0.1 million of India tax on earnings of approximately $0.5 million. India withholding taxes on a dividend of India earnings are not affected by the calculation of U.S. taxes due and continue to be accrued.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2018	2017	2016
	(amounts in thousands)
Balance at January 1	$3,807	$5,180	$4,071
Additions based on tax positions related to the current year	1,401	1,145	1,054
Additions based on tax positions related to prior years	204	—	55
Reductions based on settlements of tax positions related to prior years	—	(439)	—
2017 Tax Act federal tax rate change	—	(1,859)	—
Other	—	(220)	—
Balance at December 31	$5,412	$3,807	$5,180

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

13. Income Taxes (continued)

Short-term unrecognized tax benefits are included in other current liabilities on the consolidated balance sheets and were $0.1 million as of December 31, 2018, 2017, and 2016. Long-term unrecognized tax benefits are included in other long-term liabilities on the consolidated balance sheets and were $0.6 million, $0.5 million, and $0.9 million as of December 31, 2018, 2017, and 2016, respectively. See Note 7 - Balance Sheet Details. As of December 31, 2018, 2017, and 2016, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $5.6 million, $4.0 million, and $4.9 million, respectively. During 2018, the Company had gross increases of $1.6 million to its current year unrecognized tax benefits, related to federal and state tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2017, the Company recognized a decrease in interest and penalties of $0.2 million, related to statute expirations. The Company has accrued $0.3 million, $0.2 million, and $0.5 million for the payment of interest and penalties at December 31, 2018, 2017, and 2016, respectively.

14. Stockholders’ Equity

Stock Repurchase Programs

Under an authorized share repurchase program, during the year ended December 31, 2018, the Company repurchased and retired 432,439 shares of its Common Stock for $5.0 million, at an average market price of $11.54 per share. During the years ended December 31, 2017 and 2016, the Company did not repurchase any shares of its Common Stock under this program.

As of December 31, 2018, the Company has 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Amended and Restated Credit Agreement.
Shares Issued

On March 17, 2017, the Company issued 3,175,584 shares to its prior Convertible Notes noteholders. See Note 8 - Debt.
Share-Based Payments

2014 Omnibus Incentive Plan

The Company's 2014 Omnibus Incentive Plan (2014 Plan) provides for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code, and other stock-based awards, all as defined by the 2014 Plan, to eligible employees, consultants and non-employee Directors. On May 23, 2017, the Company's shareholders approved an amendment and restatement of its 2014 Plan (2017 Plan) which, among others, included the following modifications: (i) a 2,000,000 share increase of the aggregate share reserve to 6,100,000 shares, (2) extension of the 2014 Plan until May 23, 2027, and (3) re-approval of the Section 162(m) performance goals so that certain incentive awards granted to certain executive officers of the Company may qualify as exempt performance-based compensation.

Under the 2017 Plan, the Compensation Committee of the Company’s Board of Directors (the Committee), has the discretion to determine the terms of the awards at the time of the grant provided, however, that in the case of stock options and stock appreciation rights (share options): 1) the exercise price per share of the award is not less than 100% (or, in the case of 10% or more stockholders, the exercise price of the incentive stock options (ISOs) granted may not be less than 110%) of the fair market value of the common stock at the time of the grant; and 2) the term of the award will be no more than 10 years after the date the option is granted (or, shall not exceed five years, in the case of a 10% or more stockholder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

Restricted stock awards granted under the Company’s 2017 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. The shares vest ratably over a three year period ending on the anniversary date of the grant, and vesting is subject to the employee's continuing employment. There is no partial vesting and any unvested portion is forfeited. Pursuant to the 2017 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

14. Stockholders' Equity (continued)

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the year ended December 31, 2018:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2018	515,601	$13.03	257,575	$13.49
Granted	391,108	$10.96	238,328	$11.11
Vested	(219,881)	$12.64	(66,692)	$11.63
Forfeited	(97,708)	$13.18	(64,062)	$13.03
Unvested restricted stock awards, December 31, 2018	589,120	$12.00	365,149	$12.35

On March 31, 2018 and 2017, the Company awarded performance stock awards totaling 238,328 and 181,067, respectively. If the minimum level of performance is attained for the 2018 and 2017 awards, restricted stock will be issued with a vesting date of March 31, 2021 and 2020, respectively. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2017, the Company's Compensation Committee of the Board of Directors approved a 48% level of attainment for the 2016 performance-based share awards, resulting in the issuance of 66,692 performance shares that vested on December 31, 2018.

As of December 31, 2018, the Company had approximately $3.8 million pre-tax of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.45 years. The fair value of shares vested was approximately $2.5 million, $3.7 million, and $4.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, the Company had approximately $0.3 million pre-tax of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.87 years, the remaining service period. The fair value of shares vested was approximately $0.5 million, $1.6 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

During the years ended December 31, 2018, 2017, and 2016, the Company did not issue stock options or stock appreciation rights. The following table represents information about stock options and stock appreciation rights exercised in each year.

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Total intrinsic value of options exercised	$234	$516	$1,323

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

14. Stockholders' Equity (continued)

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

The following table summarizes the Company’s activities with respect to all of its share option plans (issued under the 2014 Plan and the 1999 Plan) for the year ended December 31, 2018:

	Number of Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (amounts in thousands)
Share options outstanding, January 1, 2018	94,500	$4.16-$7.44	$5.19
Granted	—	—	—
Exercised	(40,500)	$4.16-$7.44	$5.46
Forfeited/expired	(2,500)	$7.44	$7.44
Share options outstanding and exercisable, December 31, 2018	51,500	$4.35-$5.21	$4.87	1.02	$127

As of December 31, 2018, the Company had 51,500 share options outstanding, all of which were vested at a weighted average exercise price of $4.87, intrinsic value of $0.1 million, and a weighted average contractual life of 1.02 years.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

15. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common shareholders - Basic	$(16,951)	$37,513	$7,967
Interest on Convertible Notes	—	694	3,383
Gain on derivative liability	—	(1,581)	(5,805)
Net (loss) income attributable to common shareholders - Diluted	$(16,951)	$36,626	$5,545

Denominator:
Weighted average common shares - Basic	35,657	35,018	32,132
Effective of diluted shares:
Share-based awards	—	425	593
Convertible Notes	—	723	3,521
Weighted average common shares - Diluted	35,657	36,166	36,246

Net (loss) income per share attributable to common shareholders - Basic	$(0.48)	$1.07	$0.25

Net (loss) income per share attributable to common shareholders - Diluted	$(0.48)	$1.01	$0.15

For the years 2018, 2017, and 2016, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Share-based awards	373	118	—

16. Related Party Transactions

The Company provides services to hospitals which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.1 million, $4.9 million, and $5.0 million in 2018, 2017, and 2016, respectively. Accounts receivable due from these hospitals at December 31, 2018 and 2017 were less than $0.1 million and approximately $0.4 million, respectively.

In connection with the acquisition of MSN, the Company acquired a 68% ownership interest in Cross Country Talent Acquisition Group, LLC (formerly InteliStaf of Oklahoma, LLC), a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $19.4 million, $17.9 million, and $12.6 million in 2018, 2017, and 2016, respectively. At December 31, 2018 and 2017, the Company had a receivable balance of $2.8 million and $0.8 million, respectively, and a payable balance of $0.3 million at both periods.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

16. Related Party Transactions (continued)

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.3 million in 2018, $0.4 million in 2017, and 2016 for rent for these premises. In the fourth quarter of 2018, the Company vacated the premises.

17. Segment Data

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Other Human Capital Management Services. The Company manages and segments its business based on the services it offers to its customers as described below:

•
Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the United States. Substantially all of the results of the Advantage and AP Staffing acquisitions have been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 4 - Acquisitions.

•
Physician Staffing - Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

•
Other Human Capital Management Services - Other Human Capital Management Services includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals within the United States.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, acquisition and integration costs, acquisition-related contingent consideration, restructuring costs, impairment charges, applicant tracking system costs, and corporate expenses not specifically identified to a reporting segment. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company’s management does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

17. Segment Data (continued)

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Revenues:
Nurse and Allied Staffing	$720,302	$758,267	$721,486
Physician Staffing	82,305	93,610	98,283
Other Human Capital Management Services	13,877	13,171	13,768
	$816,484	$865,048	$833,537
Contribution income:
Nurse and Allied Staffing	$66,365	$73,614	$71,992
Physician Staffing	4,755	5,256	8,265
Other Human Capital Management Services	598	(357)	(535)
	71,718	78,513	79,722

Unallocated corporate overhead (a)	44,589	39,190	38,400
Depreciation and amortization	11,780	10,174	9,182
Acquisition and integration costs	491	1,975	78
Acquisition-related contingent consideration	2,557	44	814
Restructuring costs	2,758	1,026	753
Impairment charges (b)	22,423	14,356	24,311
(Loss) income from operations	$(12,880)	$11,748	$6,184
_______________

(a)
The Company has been centralizing administrative functions to gain efficiencies, which have been recorded in unallocated corporate overhead, which includes corporate compensation and benefits, and general and administrative expenses including rent and utilities, computer supplies and expenses, insurance, professional expenses, corporate-wide projects (initiatives), and public company expenses.

(b)	See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

18. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations information for each quarter of 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(amounts in thousands, except per share data)
Revenue from services	$210,288	$204,572	$200,717	$200,907
Gross profit (a)	53,753	53,689	51,562	50,559
Consolidated net (loss) income	1,920	1,824	(118)	(19,343)
Net income (loss) attributable to common shareholders	1,642	1,539	(441)	(19,691)
Net income (loss) per share attributable to common shareholders - Basic (b)	$0.05	$0.04	$(0.01)	$(0.55)
Net income (loss) per share attributable to common shareholders - Diluted (b)	$0.05	$0.04	$(0.01)	$(0.55)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	(amounts in thousands, except per share data)
Revenue from services	$207,573	$209,313	$228,488	$219,674
Gross profit (a)	53,275	56,528	60,480	58,303
Consolidated net (loss) income	(1,718)	5,220	7,044	28,256
Net (loss) income attributable to common shareholders	(2,010)	4,850	6,723	27,950
Net (loss) income per share attributable to common shareholders - Basic (b)	$(0.06)	$0.14	$0.19	$0.78
Net (loss) income per share attributable to common shareholders - Diluted	$(0.08)	$0.13	$0.19	$0.77
________________

(a) Excludes depreciation and amortization.
(b) The sum of the quarterly per share amounts may not equal amounts reported for year-to-date due to the effects of rounding and changes in the number of weighted average shares outstanding used in the calculation.

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•
During the fourth quarter of 2018 and 2017, the Company recorded non-cash impairment charges of $22.4 million and $14.4 million, respectively, related to the goodwill and trade names of Physician Staffing. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

•	During the first quarter of 2017, the Company settled its Convertible Notes and recognized a loss on extinguishment of debt of $5.0 million. See Note 8 - Debt.

•
On December 1, 2018, the Company acquired AP Staffing and on July 1, 2017, the Company acquired all of the assets of Advantage. The acquisitions have been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method. The results of the acquisitions' operations have been included in the consolidated statements of operations from their dates of acquisition. See Note 4 - Acquisitions.

•
In the fourth quarter of 2017, the Company benefited from a $43.3 million reversal of valuation allowance on its net deferred tax assets, offset by additional income tax expense of $8.0 million related to the remeasurement of its deferred tax assets as a result of the 2017 Tax Act. See Note 13 - Income Taxes.

•	The Company recorded changes in the fair value of Convertible Notes derivative liability, recording a gain in the first quarter of 2017 of $1.6 million. See Note 9 - Derivatives.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Balance at Beginning of Period	Charged to Operations	Write-Offs, net of recoveries		Other Changes		Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2018	$3,688	$5,974	$(5,957)	(a)	$—		$3,705
Year Ended December 31, 2017	$3,245	$4,705	$(4,262)	(a)	$—		$3,688
Year Ended December 31, 2016	$4,045	$4,034	$(4,834)	(a)	$—		$3,245

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2018	$1,076	$113	$—		$—		$1,189
Year Ended December 31, 2017	$46,454	$(3,007)	$(43,333)	(b)	$962	(c)	$1,076
Year Ended December 31, 2016	$55,336	$(8,894)	$—		$12		$46,454
________________

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Release of valuation allowances on the Company’s deferred tax assets.

(c)	Valuation allowance on deferred tax asset related to share-based compensation.

II- 1