Form 10-Q
period 2019-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2019-05-02
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CCRN	The NASDAQ Stock Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,826,003 shares of Common Stock, par value $0.0001 per share, as of April 26, 2019.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

March 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$18,286	$16,019
Accounts receivable, net of allowances of $3,811 in 2019 and $3,705 in 2018	154,758	166,128
Prepaid expenses	4,844	6,208
Insurance recovery receivable	7,003	4,186
Other current assets	1,593	2,364
Total current assets	186,484	194,905
Property and equipment, net of accumulated depreciation of $34,582 in 2019 and $33,476 in 2018	13,641	13,628
Operating lease right-of-use assets	20,965	—
Goodwill	101,081	101,060
Trade names	20,402	20,402
Other intangible assets, net	53,298	55,182
Non-current deferred tax assets	26,944	23,750
Other non-current assets	18,620	18,076
Total assets	$441,435	$427,003

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$48,143	$43,744
Accrued compensation and benefits	31,690	33,332
Current portion of long-term debt	—	5,235
Operating lease liabilities - current	5,063	—
Other current liabilities	4,892	3,075
Total current liabilities	89,788	85,386
Long-term debt, less current portion	75,489	77,944
Operating lease liabilities - non-current	22,426	—
Long-term accrued claims	29,887	29,299
Contingent consideration	4,812	7,409
Other long-term liabilities	3,023	8,767
Total liabilities	225,425	208,805

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	302,802	303,048
Accumulated other comprehensive loss	(1,661)	(1,462)
Accumulated deficit	(85,829)	(84,062)
Total Cross Country Healthcare, Inc. stockholders' equity	215,316	217,528
Noncontrolling interest in subsidiary	694	670
Total stockholders' equity	216,010	218,198
Total liabilities and stockholders' equity	$441,435	$427,003

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018

Revenue from services	$195,171	$210,288
Operating expenses:
Direct operating expenses	146,917	156,535
Selling, general and administrative expenses	46,036	45,634
Bad debt expense	270	199
Depreciation and amortization	2,984	2,909
Acquisition-related contingent consideration	247	213
Acquisition and integration costs	265	115
Restructuring costs	1,140	435
Total operating expenses	197,859	206,040
(Loss) income from operations	(2,688)	4,248
Other expenses (income):
Interest expense	1,422	1,266
Loss on early extinguishment of debt	360	—
Other income, net	(82)	(101)
(Loss) income before income taxes	(4,388)	3,083
Income tax (benefit) expense	(3,012)	1,163
Consolidated net (loss) income	(1,376)	1,920
Less: Net income attributable to noncontrolling interest in subsidiary	391	278
Net (loss) income attributable to common shareholders	$(1,767)	$1,642

Net (loss) income per share attributable to common shareholders - Basic	$(0.05)	$0.05

Net (loss) income per share attributable to common shareholders - Diluted	$(0.05)	$0.05

Weighted average common shares outstanding:
Basic	35,700	35,803
Diluted	35,700	36,087

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Consolidated net (loss) income	$(1,376)	$1,920

Other comprehensive loss, before income tax:
Unrealized foreign currency translation gain (loss)	72	(27)
Unrealized loss on interest rate contracts	(350)	(228)
Reclassification adjustment to interest expense	12	—
	(266)	(255)
Taxes on other comprehensive loss:
Income tax expense (benefit) related to foreign currency translation adjustments	18	(4)
Income tax benefit related to unrealized gain on interest rate contracts	(88)	(57)
Income tax expense related to reclassification adjustment to interest expense	3	—
	(67)	(61)
Other comprehensive loss, net of tax	(199)	(194)

Comprehensive (loss) income	(1,575)	1,726
Less: Net income attributable to noncontrolling interest in subsidiary	391	278
Comprehensive (loss) income attributable to common shareholders	$(1,966)	$1,448

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2017	35,838	$4	$305,362	$(1,166)	$(67,111)	$630	$237,719
Exercise of share options	8	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	102	—	(621)	—	—	—	(621)
Equity compensation	—	—	469	—	—	—	469
Stock repurchase and retirement	(242)	—	(2,885)	—	—	—	(2,885)
Foreign currency translation adjustment, net of taxes	—	—	—	(23)	—	—	(23)
Net change in hedging transaction, net of taxes	—	—	—	(171)	—	—	(171)
Distribution to noncontrolling shareholder	—	—	—	—	—	(308)	(308)
Net income	—	—	—	—	1,642	279	1,921
Balances at March 31, 2018	35,706	$4	$302,325	$(1,360)	$(65,469)	$601	$236,101

Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198
Exercise of share options	4	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	176	—	(777)	—	—	—	(777)
Equity compensation	—	—	531	—	—	—	531
Foreign currency translation adjustment, net of taxes	—	—	—	53	—	—	53
Net change in hedging transaction, net of taxes	—	—	—	(252)	—	—	(252)
Distribution to noncontrolling shareholder	—	—	—	—	—	(367)	(367)
Net (loss) income	—	—	—	—	(1,767)	391	(1,376)
Balances at March 31, 2019	35,806	$4	$302,802	$(1,661)	$(85,829)	$694	$216,010

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Consolidated net (loss) income	$(1,376)	$1,920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,984	2,909
Provision for allowances	970	671
Deferred income tax (benefit) expense	(3,146)	825
Non-cash lease expense	1,254	—
Loss on early extinguishment of debt	360	—
Equity compensation	531	469
Other non-cash costs	365	322
Changes in operating assets and liabilities:
Accounts receivable	10,400	12,598
Prepaid expenses and other assets	(1,477)	(477)
Accounts payable and accrued expenses	2,841	(5,786)
Operating lease liabilities	(1,399)	—
Other liabilities	480	(178)
Net cash provided by operating activities	12,787	13,273

Cash flows from investing activities
Acquisition-related settlements	(136)	(24)
Purchases of property and equipment	(1,109)	(1,003)
Net cash used in investing activities	(1,245)	(1,027)

Cash flows from financing activities
Principal payments on Term Loans	(7,500)	(1,250)
Debt issuance costs	(568)	—
Stock repurchase and retirement	—	(2,885)
Other	(1,227)	(1,014)
Net cash used in financing activities	(9,295)	(5,149)

Effect of exchange rate changes on cash	20	(13)

Change in cash and cash equivalents	2,267	7,084
Cash and cash equivalents at beginning of period	16,019	25,537
Cash and cash equivalents at end of period	$18,286	$32,621

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). The condensed consolidated financial statements include all assets, liabilities, revenue, and expenses of Cross Country Talent Acquisition Group, LLC, which is controlled by the Company but not wholly-owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These entries consisted of all normal recurring items.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2018 condensed consolidated balance sheet included herein was derived from the December 31, 2018 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Liquidity and Operations

On March 29, 2019, the Company amended the terms of its senior credit facility and subsequently made an optional prepayment of $7.5 million on its outstanding debt. As of March 31, 2019, the Company was in compliance with its financial covenants under its amended senior credit facility. See Note 8 - Debt.

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

Effective January 1, 2019, in conjunction with the adoption of ASC 842, certain office locations that the Company vacated in connection with restructuring activities were included in the measurement of its beginning operating lease liabilities. Previous accruals related to these locations of $0.3 million have been presented as a reduction to the operating lease right-of-use assets on the condensed consolidated balance sheets.

Reconciliation of the on-going benefit costs beginning and ending liability balance is presented below:

On-Going Benefit Costs
(amounts in thousands)
Balance at January 1, 2019	$556
Charged to restructuring costs	1,104
Payments	(373)
Balance at March 31, 2019	$1,287

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires that, as lessee, leases, as defined by the standard, are to be recognized on the balance sheet as right-of-use assets and as lease liabilities. The Company elected not to apply the recognition requirements to short-term leases, and to apply the transition method, which is applied prospectively, measuring and recognizing the initial right-of-use asset and liability at January 1, 2019, without revising comparative period information or disclosure. In addition, the Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to forego assessment of: (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Consistent with current accounting, all of the Company's existing leases identified under ASC 840 will be treated as operating leases. The Company has also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all of its underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

As of the later of January 1, 2019 or each lease’s respective commencement date, the Company recorded lease liabilities equal to the present value of its remaining minimum lease payments and right-of-use assets equal to the corresponding lease liability adjusted for any prepaid or accrued lease payments and the remaining balance of lease incentives received. At the transition date, the right of use asset and total lease liabilities were $22.0 million and $28.6 million, respectively. The difference between the right-of use-asset and lease liabilities is due to the derecognition of accrued lease payments of $7.2 million, previously included in other current and non-current liabilities, and prepaid rent of $0.6 million, previously included in prepaid expenses. See Note 10 - Leases.

3.    REVENUE RECOGNITION
The Company's revenues, generated from temporary staffing services and other services, are disaggregated in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended March 31, 2019
	Nurse And Allied Staffing Segment	Physician Staffing Segment	Search Services Segment	Total
	(amounts in thousands)
Temporary Staffing Services	$172,653	$15,154	$—	$187,807
Other Services	3,420	1,005	2,939	7,364
Total	$176,073	$16,159	$2,939	$195,171

Accounts receivable includes estimated revenue for the Company's employees', subcontracted employees', and independent contractors’ time worked but not yet invoiced. At March 31, 2019 and December 31, 2018, the Company's estimate of amounts that had been worked but had not been billed totaled $43.0 million and $44.1 million, respectively, and are included in accounts receivable on the Company's condensed consolidated balance sheets.

4.    ACQUISITIONS

Advantage RN

Effective July 1, 2017, the Company acquired all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage) for cash consideration of $86.6 million, net of cash acquired. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received during the third quarter of 2017 as the final adjustment for net working capital. Additionally, $0.6 million of the purchase price was deferred as of the closing and was due to the seller within 20 months, less any Cobra and healthcare payments incurred by the Company on behalf of the seller. The Company incurred approximately $0.5 million in COBRA expenses since the Advantage acquisition and, in February 2019, released to the seller the remaining liability of $0.1 million.

Included in the amount paid at closing were two escrow accounts, the first was $14.5 million which related to tax liabilities and the second was $7.5 million which was to cover any post-close liabilities. On July 28, 2017, $7.3 million related to the tax liabilities was released from escrow, leaving a balance of $7.2 million. On April 3, 2019, $4.3 million related to the tax liabilities was disbursed to pay taxes and the remaining $2.9 million was released from escrow to the seller. In the first quarter of 2019, $7.0 million related to the post-close liabilities was released from escrow, leaving a balance of $0.5 million to cover pending post-close liabilities.

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). In connection with the Mediscan acquisition, the Company assumed contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the 2016 through 2019 years. Payments related to the years 2016 through 2018 were limited to $0.3 million and 2019 is uncapped. During the three months ended March 31, 2019 and 2018, the Company paid $0.1 million each period related to the years 2018 and 2017, respectively. As of March 31, 2019, the fair value of the remaining obligations was estimated at $7.8 million and is included in other current liabilities and contingent consideration on the condensed consolidated balance sheets. See Note 11 - Fair Value Measurements.

5.	COMPREHENSIVE INCOME

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.2 million at March 31, 2019 and $1.3 million at December 31, 2018. The cumulative impact of net changes in derivative instruments included in other comprehensive loss in the condensed consolidated balance sheets was an unrealized loss of $0.4 million at March 31, 2019 and $0.2 million at December 31, 2018. See Note 9 - Derivative.

The income tax impact related to components of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 is reflected on the condensed consolidated statements of comprehensive income.

6.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2019	2018
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common shareholders - Basic and Diluted	$(1,767)	$1,642

Denominator:
Weighted average common shares - Basic	35,700	35,803
Effective of diluted shares:
Share-based awards	—	284
Weighted average common shares - Diluted	35,700	36,087

Net (loss) income per share attributable to common shareholders - Basic	$(0.05)	$0.05

Net (loss) income per share attributable to common shareholders - Diluted	$(0.05)	$0.05

For the three months ended March 31, 2019 and 2018, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

Due to the net loss for the three months ended March 31, 2019, 97,184 shares were excluded from diluted weighted average shares.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$9,979	$20,551	$30,530	$9,216	$21,314
Customer relationships	49,758	24,121	25,637	49,758	23,296	26,462
Non-compete agreements	320	113	207	320	97	223
Trade names	8,879	1,976	6,903	8,879	1,696	7,183
Other intangible assets, net	$89,487	$36,189	$53,298	$89,487	$34,305	$55,182
Intangible assets not subject to amortization:
Trade names			20,402			20,402
			$73,700			$75,584

As of March 31, 2019, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2019	$5,651
2020	7,431
2021	7,131
2022	6,780
2023	6,677
Thereafter	19,628
$53,298

As of March 31, 2019, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. As a result, management concluded that no impairment testing was warranted as of March 31, 2019. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance.

As of March 31, 2019, goodwill by reporting segment was: $88.9 million for Nurse and Allied Staffing, $2.8 million for Physician Staffing, and $9.4 million for Search Services, totaling $101.1 million.

8.    DEBT

The Company's long-term debt consists of the following:

	March 31, 2019		December 31, 2018
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 5.5% and 4.8% at March 31, 2019 and December 31, 2018, respectively	$76,377	$(888)	$83,876	$(697)
Less current portion	—	—	(5,235)	—
Long-term debt	$76,377	$(888)	$78,641	$(697)

Amended and Restated Senior Credit Facility

On March 29, 2019, the Company entered into a Second Amendment (Second Amendment) to its Amended and Restated Credit Agreement that, among other administrative changes, modifies the following: (1) changes the financial leverage ratio from Consolidated Total Leverage to Consolidated Net Leverage and permits a maximum Consolidated Net Leverage Ratio of 4.60:1.00 for the periods of December 31, 2018 through June 30, 2019, 4.25:1:00 for the period ended September 30, 2019, to 4.00:1.00 for the period ended December 31, 2019, 3.75:1.00 for the period ended March 31, 2020, 3.50:1.00 for the period ending June 30, 2020, 3.25:1.00 for the period ending September 30, 2020, and maintains 3.00:1:00 for the periods thereafter and as adjusted pursuant to a Specified and Qualified Permitted Acquisition (as defined therein); (2) the Applicable Margin definition has been revised to: modify Level V to be greater than or equal to 3.00:1.00 but less than 3.50:1.00; adds an additional Level VI if the Consolidated Net Leverage is greater than or equal to 3.50:1.00 but less than 4.00:1.00; and adds an additional Level VII if Consolidated Net Leverage Ratio is greater than 4.00:1.00. The added Levels VI and VII result in an increase in the Applicable Margin for borrowing from their respective prior Levels by 25 basis points for each and an increase of 5 basis points to the Commitment Fee for each; (3) adds an additional financial covenant for the quarters ending March 31, 2019 through and including the quarter ending December 31, 2019, that requires the Consolidated Asset Coverage Ratio to be no less than 1.10:1.00; and (4) the exercise of a $40.0 million Optional Reduction of the Aggregate Revolving Commitments from $115 million to $75 million.

The Second Amendment has been treated as a modification and accordingly, the fees of $0.6 million paid to its lenders in connection with the amendment are included as $0.3 million of debt issuance costs associated with the revolving credit agreement, and $0.3 million as a reduction to the carrying amount of the term loan. The fees will be amortized to interest expense over the term of the arrangement. In addition, in the three months ended March 31, 2019, $0.3 million of debt issuance costs was written off due to the reduction in borrowing capacity under the revolving credit facility, which is included in loss on early extinguishment on the consolidated statement of operations.

On March 29, 2019, the Company also made an optional prepayment of $7.5 million on its Term Loan, which has been allocated to the next five scheduled quarterly payments and a portion of the sixth payment. The Company has the right at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty, by giving written notice (or telephonic notice promptly confirmed in writing). The Company is required to prepay the Amended Credit Facilities under certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

As of March 31, 2019, the aggregate scheduled maturities of the term loan are as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2019	$—
2020	3,407
2021	6,980
2022	65,990
2023	—
Thereafter	—
Total	$76,377
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

As of March 31, 2019, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 3.00%. The interest rate is subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.45% as of March 31, 2019. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt, which was effective April 2, 2018. See Note 9 - Derivative.

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

In addition to the Consolidated Total Leverage ratio and the Consolidated Asset Coverage ratio mentioned previously, the Amended and Restated Credit Agreement also includes a financial covenant of a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of March 31, 2019, the Company was in compliance with all of the financial covenants and other covenants contained in the Amended and Restated Credit Agreement.

The obligations under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).
As of March 31, 2019, the Company had $20.6 million letters of credit outstanding, which relate to the Company’s workers’ compensation and professional liability insurance policies.

9.    DERIVATIVE

The Company has an interest rate swap agreement that, at initiation, effectively fixed the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt. The interest rate swap agreement requires the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount corresponding with the initial term loan payment schedule, and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. As of March 31, 2019 and December 31, 2018, the interest rate swap is treated as a cash flow hedge and its fair value of a $0.6 million liability and a $0.2 million liability, respectively, is included in current and non-current liabilities on the consolidated balance sheets. See Note 11 - Fair Value Measurements.

10.	LEASES

The Company has lease contracts related to the rental of office space, housing for its healthcare professionals on assignments, and other equipment rentals. The Company's lease population included in the recognition of its beginning right-of-use asset and lease liabilities under the new standard is substantially related to its office locations. The Company enters into lease agreements as lessee for the rental of office space for both its corporate and branch locations that may include options to extend or terminate early. Many of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense on the condensed consolidated statement of operations. These leases do not include residual value guarantees, covenants, or other restrictions. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments. In addition, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases such as receiving up to a specified dollar amount to construct tenant improvements. Pursuant to ASC 840, these lease incentives resulted in deferred rent credits. Upon adoption of the ASC 842, these deferred rent credits reduced the beginning operating right-of-use asset recognized and, consistent with the prior guidance will be recognized as a reduction to future rent expense over the expected remaining term of the respective leases.

The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on its incremental borrowing rate, as the rate implicit in the lease is not determinable. Its incremental borrowing rate is estimated based on what it would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. As such, the Company estimates its incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to its own. Right-of-use assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs, and (iii) tenant incentives under the lease. Rent expense commences when the lessor makes the underlying asset available to us. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. For short-term leases, rent expense is recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2019
(amounts in thousands)
Operating lease right-of-use assets	$20,965
Operating lease liabilities - current	$5,063
Operating lease liabilities - non-current	$22,426

Weighted-average remaining lease term	5.3 years
Weighted average discount rate (a)	6.24%
________________

(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets:

Years Ending December 31:	(amounts in thousands)
2019	$4,914
2020	6,572
2021	5,702
2022	4,929
2023	4,702
Thereafter	5,869
Total minimum lease payments	32,688
Less: amount of lease payments representing interest	(5,199)
Present value of future minimum lease payments	27,489
Less: current lease obligations	(5,063)
Non-current lease obligations	$22,426

Future minimum lease payments, as of December 31, 2018, associated with non-cancelable operating lease agreements with terms of one year or more are as follows:

Years Ending December 31:	(amounts in thousands)
2019	$7,451
2020	6,287
2021	5,407
2022	4,857
2023	4,700
Thereafter	5,893
Total minimum lease payments	$34,595

Other Information

The table below provides information regarding supplemental cash flows:

March 31, 2019
(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,845
ROU assets obtained in exchange for new operating lease liabilities	$300
The components of lease expense are as follows:

March 31, 2019
(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,694
Short-term lease expense	$2,159
Variable and other lease costs	$718

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses and direct operating expenses on the Company's condensed consolidated statements of operations, depending on the nature of the leased asset.

As of March 31, 2019, the Company does not have any material operating leases which have not yet commenced.

11.	FAIR VALUE MEASUREMENTS

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: deferred compensation liability included in other long-term liabilities, interest rate swap agreement included in other current and non-current liabilities, and contingent consideration liabilities.

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

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan are contingent upon meeting certain performance requirements through 2019. The long-term portion of these liabilities has been included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration liability has been measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. See Note 4 - Acquisitions.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	March 31, 2019	December 31, 2018
Financial Liabilities:	(amounts in thousands)
(Level 1)
Deferred compensation	$1,782	$1,725
(Level 2)
Interest rate swaps	$572	$234
(Level 3)
Contingent consideration liabilities	$7,836	$7,689

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

Contingent Consideration
Liabilities
(amounts in thousands)
December 31, 2018	$7,689
Payments	(100)
Accretion expense	247
March 31, 2019	$7,836

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill, trade names, and other intangible assets during the fourth quarter of 2018, the carrying value of goodwill and trade names in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporated fair value measurements based on Level 3 inputs. For the three months ended March 31, 2019, no impairment charges were recognized.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$75,489	$75,300	$83,179	$81,800

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

12.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2019, the Company did not repurchase any shares of its Common Stock. During the three months ended March 31, 2018, the Company repurchased and retired 242,400 shares of its Common Stock for $2.9 million, at an average market price of $11.88 per share, under an authorized share repurchase program.

As of March 31, 2019, the Company has 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Amended and Restated Credit Agreement.

Share-Based Payments

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the three months ended March 31, 2019:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2019	589,120	$12.00	365,149	$12.35
Granted	696,545	$7.03	182,189	$7.03
Vested	(273,716)	$11.48	—	$—
Forfeited	(19,349)	$11.81	(161,653)	$12.48
Unvested restricted stock awards, March 31, 2019	992,600	$8.88	385,685	$9.79

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

During the three months ended March 31, 2019, $0.5 million was included in selling, general and administrative expenses related to share-based payments, and a net of 176,436 shares of Common Stock were issued upon the vesting of restricted stock.

During the three months ended March 31, 2018, $0.5 million was included in selling, general and administrative expenses related to share-based payments, and a net of 101,834 shares of Common Stock were issued upon the vesting of restricted stock.

13.	SEGMENT DATA

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Search Services. The Company manages and segments its business based on the services it offers to its customers as described below:

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

●
Search Services – Search Services includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as recruitment process outsourcing.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, acquisition and integration costs, acquisition-related contingent consideration, restructuring costs, impairment charges, and corporate overhead. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company’s management does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$176,073	$185,105
Physician Staffing	16,159	21,560
Search Services	2,939	3,623
	$195,171	$210,288

Contribution income:
Nurse and Allied Staffing	$14,156	$16,760
Physician Staffing	405	1,500
Search Services	(283)	312
	14,278	18,572

Corporate overhead	12,330	10,652
Depreciation and amortization	2,984	2,909
Acquisition-related contingent consideration	247	213
Acquisition and integration costs	265	115
Restructuring costs	1,140	435
(Loss) income from operations	$(2,688)	$4,248

14.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments including available insurance recoveries, which would impact its profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require it to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect its financial results. With regard to the outstanding contingencies as of March 31, 2019, the Company believes the outcome of these matters will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Non-income tax expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of March 31, 2019 and December 31, 2018, on its condensed consolidated balance sheets.

15.	INCOME TAXES

For the three months ended March 31, 2019 and 2018, the Company calculated its income tax expense or benefit using an estimated annual effective tax rate which is applied to the Company’s pretax income or loss as of the interim period. The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 68.6% and 37.7%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 73.8% and 35.3%, respectively. The effective tax rates for the first quarter of 2019 and 2018 were primarily impacted by the nondeductibility of certain per diem expenses, the officers' compensation limitation, and state taxes.
The Company will continue to assess the realizability of its deferred tax assets and, as of March 31, 2019, has maintained a $1.2 million valuation allowance against certain state net operating losses. The Company's current year assumptions are consistent with estimates and plans used to manage its business. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods for current trends or changes in its estimating assumptions, the Company may modify the level of the valuation allowance.

As of March 31, 2019, the Company had approximately $0.7 million of unrecognized tax benefits included in other long-term liabilities ($5.9 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the three months ended March 31, 2019, the Company had gross increases of $0.4 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years of 2008 and 2010 through 2018 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

16.    RELATED PARTY TRANSACTIONS

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes services with related parties were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue and accounts receivable related to these transactions were less than $0.1 million for the three months ended March 31, 2019 and March 31, 2018.

The Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $5.6 million and $4.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had a receivable balance of $3.1 million and $2.8 million, respectively, and a payable balance of $0.4 million and $0.3 million, respectively.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million in rent expense for these premises for the three months ended March 31, 2018. In the fourth quarter of 2018, the Company vacated the premises.

17.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted for all entities, including adoption in an interim period. The Company expects to early adopt this standard, on a prospective basis, in its second quarter of 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected based on historical experience, current conditions, and reasonable supportable forecasts. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted no sooner than the first quarter of 2019. A modified retrospective approach is required for all investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach and should be applied either prospectively or retrospectively depending on the nature of the disclosure. The Company is currently in the process of evaluating this standard and expects to adopt the full provisions in its first quarter of 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of the Company. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto which should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 69 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, as well as recruitment process outsourcing (RPO), and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Search Services.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 90% of our total revenue in the first quarter of 2019. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services.

●
Physician Staffing – Physician Staffing represented approximately 8% of our total revenue in the first quarter of 2019. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the United States.

●
Search Services – Search Services represented approximately 2% of our total revenue in the first quarter of 2019. Search Services includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as RPO.

Summary of Operations

For the quarter ended March 31, 2019, revenue from services decreased 7% year-over-year to $195.2 million, with declines in all of our business reporting segments. The decrease in our Nurse and Allied Staffing segment was primarily due to lower volume in travel nurse and local staffing. The decrease in our Physician Staffing segment was primarily due to lower volume.

We incurred $1.1 million in restructuring charges during the first quarter of 2019 primarily comprised of severance costs as part of a cost savings initiative. Net loss attributable to common shareholders was $1.8 million, or a loss of $0.05 per share.
For the three months ended March 31, 2019, we generated cash flow from operating activities of $12.8 million. During the first quarter of 2019, we made an optional principal prepayment of $7.5 million on our Term Loan. As of March 31, 2019, we had $18.3 million of cash and cash equivalents and a principal balance of $76.4 million outstanding on our Term Loan. On March 29, 2019, we entered into an amendment to our credit agreement which, among other changes, reduced our borrowing capacity under our revolving credit facility from $115.0 million to $75.0 million. See Note 8 - Debt to our condensed consolidated financial statements. As of March 31, 2019, there were no amounts drawn on our revolving credit facility and $20.6 million of letters of credit outstanding.

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

	Three Months Ended
	March 31,
	2019	2018
Revenue from services	100.0%	100.0%
Direct operating expenses	75.3	74.4
Selling, general and administrative expenses	23.6	21.7
Bad debt expense	0.1	0.1
Depreciation and amortization	1.5	1.4
Acquisition-related contingent consideration	0.1	0.1
Acquisition and integration costs	0.1	0.1
Restructuring costs	0.6	0.2
(Loss) income from operations	(1.3)	2.0
Interest expense	0.7	0.6
Loss on early extinguishment of debt	0.2	—
Other income, net	—	(0.1)
(Loss) income before income taxes	(2.2)	1.5
Income tax (benefit) expense	(1.5)	0.6
Consolidated net (loss) income	(0.7)	0.9
Less: Net income attributable to noncontrolling interest in subsidiary	0.2	0.1
Net (loss) income attributable to common shareholders	(0.9)%	0.8%

Comparison of Results for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2019	2018	$	%
	(Amounts in thousands)
Revenue from services	$195,171	$210,288	$(15,117)	(7.2)%
Direct operating expenses	146,917	156,535	(9,618)	(6.1)%
Selling, general and administrative expenses	46,036	45,634	402	0.9%
Bad debt expense	270	199	71	35.7%
Depreciation and amortization	2,984	2,909	75	2.6%
Acquisition-related contingent consideration	247	213	34	16.0%
Acquisition and integration costs	265	115	150	130.4%
Restructuring costs	1,140	435	705	162.1%
(Loss) income from operations	(2,688)	4,248	(6,936)	(163.3)%
Interest expense	1,422	1,266	156	12.3%
Loss on early extinguishment of debt	360	—	360	100.0%
Other income, net	(82)	(101)	19	18.8%
(Loss) income before income taxes	(4,388)	3,083	(7,471)	(242.3)%
Income tax (benefit) expense	(3,012)	1,163	(4,175)	(359.0)%
Consolidated net (loss) income	(1,376)	1,920	(3,296)	(171.7)%
Less: Net income attributable to noncontrolling interest in subsidiary	391	278	113	40.6%
Net (loss) income attributable to common shareholders	$(1,767)	$1,642	$(3,409)	(207.6)%

Revenue from services

Revenue from services decreased 7.2%, to $195.2 million for the three months ended March 31, 2019, as compared to $210.3 million for the three months ended March 31, 2018, due to volume declines for all our business reporting segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $9.6 million or 6.1%, to $146.9 million for the three months ended March 31, 2019, as compared to $156.5 million for the three months ended March 31, 2018. As a percentage of total revenue, direct operating expenses increased to 75.3% compared to 74.4% in the prior year period primarily due to lower bill-pay spread in our staffing businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 0.9%, to $46.0 million for the three months ended March 31, 2019, as compared to $45.6 million for the three months ended March 31, 2018, due to higher consulting and other professional service fees, partially offset by the cost savings and efficiency initiatives undertaken over the last several quarters. The main driver for the increase in consulting fees was the impact from costs related to the replacement of our legacy applicant tracking system for our travel nurse business. As a percentage of total revenue, selling, general and administrative expenses increased to 23.6% for the three months ended March 31, 2019 as compared to 21.7% for the three months ended March 31, 2018.

Depreciation and amortization expense

Depreciation and amortization expense increased slightly to $3.0 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. As a percentage of revenue, depreciation and amortization expense was 1.5% and 1.4% for the three months ended March 31, 2019 and 2018, respectively.

Acquisition-related contingent consideration

Acquisition-related contingent consideration includes accretion and valuation adjustments on our contingent consideration liabilities related to the Mediscan acquisition, and totaled $0.2 million for both the three months ended March 31, 2019 and March 31, 2018, respectively. See Note 10 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs during the three months ended March 31, 2019 were $0.3 million, and related to the Advantage and American Personnel, Inc. (AP Staffing) acquisitions, as well as expenses incurred for potential transactions. During the three months ended March 31, 2018, acquisition and integration costs were $0.1 million and related to the Advantage acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs were primarily comprised of severance costs incurred in connection with our cost savings initiatives and totaled $1.1 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively.

Interest expense

Interest expense was $1.4 million for the three months ended March 31, 2019, compared to $1.3 million for the three months ended March 31, 2018, due to a higher effective interest rate on our term loan borrowings, which increased to 5.8% for the three month period ended March 31, 2019 compared to 4.4% for the three months ended March 31, 2018. See Note 8 - Debt to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $0.4 million for the three months ended March 31, 2019, relating to the write-off of debt issuance costs in connection with a reduction in borrowing capacity under the revolving credit facility, and an optional principal prepayment of $7.5 million made on our Term Loan in the first quarter of 2019.

Income tax (benefit) expense

Income tax benefit totaled $3.0 million for the three months ended March 31, 2019, compared to income tax expense of $1.2 million for the three months ended March 31, 2018. The effective tax rates for the first quarter of 2019 and 2018 were primarily impacted by the nondeductibility of certain per diem expenses, the officers’ compensation limitation, and state taxes.

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$176,073	$185,105
Physician Staffing	16,159	21,560
Search Services	2,939	3,623
	$195,171	$210,288

Contribution income:
Nurse and Allied Staffing	$14,156	$16,760
Physician Staffing	405	1,500
Search Services	(283)	312
	14,278	18,572

Corporate overhead	12,330	10,652
Depreciation and amortization	2,984	2,909
Acquisition-related contingent consideration	247	213
Acquisition and integration costs	265	115
Restructuring costs	1,140	435
(Loss) income from operations	$(2,688)	$4,248

See Note 13 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2019	2018	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,017	7,466	(449)	(6.0)%
Average Nurse and Allied Staffing revenue per FTE per day	$279	$275	4	1.5%

Physician Staffing statistical data:
Days filled	10,280	14,250	(3,970)	(27.9)%
Revenue per day filled	$1,572	$1,513	59	3.9%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing decreased $9.0 million, or 4.9%, to $176.1 million for the three months ended March 31, 2019, compared to $185.1 million for the three months ended March 31, 2018, predominantly due to volume declines in travel nurse and local staffing. These declines were partially offset by increases in travel allied and education healthcare staffing.

Contribution income from Nurse and Allied Staffing decreased $2.6 million or 15.5%, to $14.2 million for the three months ended March 31, 2019, compared to $16.8 million for the three months ended March 31, 2018, primarily due to lower travel nurse volumes combined with lower travel nurse and allied bill rates. As a percentage of segment revenue, contribution income margin was 8.0% for the three months ended March 31, 2019, compared to 9.1% for the three months ended March 31, 2018.

Operating Metrics

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended March 31, 2019 decreased 6.0% from the three months ended March 31, 2018. The average Nurse and Allied Staffing revenue per FTE per day increased 1.5%.

Physician Staffing

Revenue from Physician Staffing decreased $5.4 million, or 25.1%, to $16.2 million for the three months ended March 31, 2019, compared to $21.6 million for the three months ended March 31, 2018, primarily due to a lower number of days filled, partially offset by higher bill rates due to mix.

Contribution income from Physician Staffing decreased $1.1 million, or 73.0% to $0.4 million for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018. As a percentage of segment revenue, contribution income was 2.5% for the three months ended March 31, 2019, compared to 7.0% for the three months ended March 31, 2018, driven by the lower revenue, partially offset by lower selling, general, and administrative expenses.

Operating Metrics

Total days filled for the three months ended March 31, 2019 were 10,280 as compared with 14,250 in the prior year. Revenue per day filled was $1,572 as compared with $1,513 in the prior year, due to a shift in the mix of business.

Search Services

Revenue from Search Services decreased $0.7 million, or 18.9%, to $2.9 million for the three months ended March 31, 2019, compared to $3.6 million for the three months ended March 31, 2018, due to a decline in both executive and physician searches.

Segment contribution loss for the three months ended March 31, 2019 was $0.3 million, compared to income for the three months ended March 31, 2018 of $0.3 million.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives). Corporate overhead increased to $12.3 million for the three months ended March 31, 2019, from $10.7 million for the three months ended March 31, 2018, primarily due to higher consulting and other professional service fees, partly offset by the impact of cost savings and efficiency initiatives. As a percentage of consolidated revenue, unallocated corporate overhead was 6.3% for the three months ended March 31, 2019 and 5.1% for the three months ended March 31, 2018.

Transactions with Related Parties

See Note 16 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2019, we had $18.3 million in cash and cash equivalents and $76.4 million of Term Loan outstanding, at par. Working capital decreased by $12.8 million to $96.7 million as of March 31, 2019, compared to $109.5 million as of December 31, 2018. Our net days' sales outstanding (DSO), which excludes amounts owed to subcontractors, decreased 5 days to 57 days as of March 31, 2019, compared to 62 days as of December 31, 2018.

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

Net cash provided by operating activities was $12.8 million in the three months ended March 31, 2019, compared to $13.3 million in the three months ended March 31, 2018, primarily due to increased collections and the timing of payments.

Net cash used in investing activities was $1.2 million in the three months ended March 31, 2019, compared to $1.0 million in the three months ended March 31, 2018. Net cash used in both periods was for capital expenditures and acquisition-related settlements. Capital expenditures in the three months ended March 31, 2019 were primarily related to the project to replace our legacy applicant tracking system for our travel nurse business.

Net cash used in financing activities during the three months ended March 31, 2019 was $9.3 million, compared to $5.1 million during the three months ended March 31, 2018. During the three months ended March 31, 2019, we used cash to make an optional principal prepayment on our Term Loan of $7.5 million, paid $0.6 million in debt issuance costs in connection with the Second Amendment to our Amended and Restated Credit Facility, and paid $1.2 million for other financing activities. During the three months ended March 31, 2018, we used cash to repurchase and retire $2.9 million in shares of Common Stock, repay $1.3 million on our Term Loan, and pay $1.0 million for other financing activities.

Debt

Credit Facilities

On March 29, 2019, we entered into a Second Amendment to our Amended and Restated Credit Agreement. In addition, we made an optional principal prepayment of $7.5 million on the term loan portion of our facility. As more fully described in Note 8 - Debt to our condensed consolidated financial statements, as of March 31, 2019, our Amended and Restated Credit Agreement, as amended, provides us with a $151.4 million committed facility, including a term loan and a $75.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities).

As of March 31, 2019, the Applicable Margin, as defined in the Amended and Restated Credit Agreement, was 3.00% for Eurodollar Loans and LIBOR Index Rate Loans and 2.00% for Base Rate Loans. As of March 31, 2019, we had $76.4 million principal balance on the Amended Term Loan and $20.6 million in letters of credit outstanding.

Stockholders’ Equity

See Note 12 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of March 31, 2019:

Commitments	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$76,376	$—	$3,406	$6,980	$65,990	$—	$—
Interest on debt (b)	17,904	5,204	5,188	4,861	2,651	—	—
Contingent consideration (c)	8,712	180	2,844	2,844	2,844	—	—
Operating lease obligations (d)	32,688	4,914	6,572	5,702	4,929	4,702	5,869
	$135,680	$10,298	$18,010	$20,387	$76,414	$4,702	$5,869
_______________

(a)
Under our Amended and Restated Credit Agreement, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable. As of March 31, 2019, we are in compliance with the financial covenants and other covenants contained in the Amended and Restated Credit Agreement.

(b)
Interest on debt represents payments due through maturity for our Term Loan, calculated using the July 1, 2019 applicable LIBOR and margin rate totaling 5.5% on approximately 41% of the Term Loan balance, and a fixed interest rate of 5.1% on the other approximately 59% of the Term Loan balance, taking into account the interest rate swap. See Note 9 - Derivative to our condensed consolidated financial statements.

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

See Note 14 - Contingencies to our condensed consolidated financial statements.

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC, of $5.9 million at March 31, 2019. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC, other than the adoption of ASU No. 2014-09, Leases (Topic 842) as discussed in Note 2 - Summary of Significant Accounting Policies and Note 10 - Leases to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 17 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, we entered into an interest rate swap agreement which effectively fixed the interest rate on 50% of the amortizing balance of our term debt, exclusive of the credit spread on the debt. We have determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification

(ASC) 815, Derivatives and Hedging. See Note 9 - Derivative to our condensed consolidated financial statements. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million and $1.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million for the three months ended March 31, 2019.

Other Risks

There have been no material changes to our other exposures as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and Chief Financial Officer, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2019, we adopted ASC 842, Leases. We implemented internal controls and we are utilizing a new lease accounting information system to enable the preparation of financial information as part of the adoption. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of our business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. We establish reserves when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in our reviews, we adjust our loss contingency accruals and our disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by our current assessments including available insurance recoveries, which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. With regard to the outstanding contingencies as of March 31, 2019, we believe the outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

No.	Description

10.1
Second Amendment to Amended and Restated Credit Agreement, dated March 29, 2019, by and among Cross Country Healthcare, Inc. as borrower, certain of its domestic subsidiaries as guarantors, the Lenders referenced therein, and SunTrust Bank, as agent (Previously filed as an exhibit to the Company's Form 8-K dated April 2, 2019 and incorporated by reference herein)

10.2 #
Offer Letter, dated as of March 11, 2019, between Stephen Saville and Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company's Form 8-K dated April 16, 2019 and incorporated by reference herein.)

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

CROSS COUNTRY HEALTHCARE, INC.

Date: May 1, 2019	By:	/s/ William J. Burns
William J. Burns Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)