Form 10-Q
period 2019-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2019-08-01
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,890,296 shares of Common Stock, par value $0.0001 per share, as of July 26, 2019.

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

June 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$24,830	$16,019
Accounts receivable, net of allowances of $3,511 in 2019 and $3,705 in 2018	150,515	166,128
Prepaid expenses	5,706	6,208
Insurance recovery receivable	4,462	4,186
Other current assets	1,729	2,364
Total current assets	187,242	194,905
Property and equipment, net of accumulated depreciation of $35,639 in 2019 and $33,476 in 2018	12,928	13,628
Operating lease right-of-use assets	20,254	—
Goodwill	101,177	101,060
Trade names, indefinite-lived	5,900	20,402
Other intangible assets, net	50,810	55,182
Non-current deferred tax assets	—	23,750
Other non-current assets	18,657	18,076
Total assets	$396,968	$427,003

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$50,180	$43,744
Accrued compensation and benefits	34,577	33,332
Current portion of long-term debt	—	5,235
Operating lease liabilities - current	5,132	—
Other current liabilities	4,255	3,075
Total current liabilities	94,144	85,386
Long-term debt, less current portion	70,613	77,944
Non-current deferred tax liabilities	7,791	—
Operating lease liabilities - non-current	21,447	—
Long-term accrued claims	29,764	29,299
Other long-term liabilities	8,521	16,176
Total liabilities	232,280	208,805

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	303,795	303,048
Accumulated other comprehensive loss	(2,335)	(1,462)
Accumulated deficit	(137,503)	(84,062)
Total Cross Country Healthcare, Inc. stockholders' equity	163,961	217,528
Noncontrolling interest in subsidiary	727	670
Total stockholders' equity	164,688	218,198
Total liabilities and stockholders' equity	$396,968	$427,003

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue from services	$202,757	$204,572	$397,928	$414,860
Operating expenses:
Direct operating expenses	151,169	150,883	298,086	307,418
Selling, general and administrative expenses	45,944	45,284	91,980	90,918
Bad debt expense	645	611	915	810
Depreciation and amortization	3,557	2,963	6,541	5,872
Acquisition-related contingent consideration	253	220	500	433
Acquisition and integration costs	46	76	311	191
Restructuring costs	137	193	1,277	628
Legal settlement charges	1,600	—	1,600	—
Impairment charges	14,502	—	14,502	—
Total operating expenses	217,853	200,230	415,712	406,270
(Loss) income from operations	(15,096)	4,342	(17,784)	8,590
Other expenses (income):
Interest expense	1,438	1,447	2,860	2,713
Loss on early extinguishment of debt	54	—	414	—
Other income, net	(76)	(98)	(158)	(199)
(Loss) income before income taxes	(16,512)	2,993	(20,900)	6,076
Income tax expense	34,758	1,169	31,746	2,332
Consolidated net (loss) income	(51,270)	1,824	(52,646)	3,744
Less: Net income attributable to noncontrolling interest in subsidiary	404	285	795	563
Net (loss) income attributable to common shareholders	$(51,674)	$1,539	$(53,441)	$3,181

Net (loss) income per share attributable to common shareholders - Basic	$(1.44)	$0.04	$(1.49)	$0.09

Net (loss) income per share attributable to common shareholders - Diluted	$(1.44)	$0.04	$(1.49)	$0.09

Weighted average common shares outstanding:
Basic	35,824	35,652	35,763	35,727
Diluted	35,824	35,832	35,763	35,959

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated net (loss) income	$(51,270)	$1,824	$(52,646)	$3,744

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation gain (loss)	1	(63)	73	(90)
Unrealized (loss) gain on interest rate contracts	(624)	247	(974)	19
Reclassification adjustment to interest expense	16	86	28	86
	(607)	270	(873)	15
Taxes on other comprehensive (loss) income:
Income tax effect related to foreign currency translation adjustments	—	(13)	18	(17)
Income tax effect related to unrealized (loss) gain on interest rate contracts	(158)	62	(246)	5
Income tax expense related to reclassification adjustment to interest expense	4	22	7	22
Valuation allowance adjustment	221	—	221	—
	67	71	—	10
Other comprehensive (loss) income, net of tax	(674)	199	(873)	5

Comprehensive (loss) income	(51,944)	2,023	(53,519)	3,749
Less: Net income attributable to noncontrolling interest in subsidiary	404	285	795	563
Comprehensive (loss) income attributable to common shareholders	$(52,348)	$1,738	$(54,314)	$3,186

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended June 30, 2019 and 2018
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2019	35,806	$4	$302,802	$(1,661)	$(85,829)	$694	$216,010
Exercise of share options	5	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	49	—	(11)	—	—	—	(11)
Equity compensation	—	—	1,004	—	—	—	1,004
Foreign currency translation adjustment, net of taxes	—	—	—	19	—	—	19
Net change in hedging transaction, net of taxes	—	—	—	(693)	—	—	(693)
Distribution to noncontrolling shareholder	—	—	—	—	—	(371)	(371)
Net (loss) income	—	—	—	—	(51,674)	404	(51,270)
Balances at June 30, 2019	35,860	$4	$303,795	$(2,335)	$(137,503)	$727	$164,688

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2018	35,706	$4	$302,325	$(1,360)	$(65,469)	$601	$236,101
Exercise of share options	8	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	49	—	(71)	—	—	—	(71)
Equity compensation	—	—	914	—	—	—	914
Stock repurchase and retirement	(157)	—	(1,815)	—	—	—	(1,815)
Foreign currency translation adjustment, net of taxes	—	—	—	(49)	—	—	(49)
Net change in hedging transaction, net of taxes	—	—	—	249	—	—	249
Distribution to noncontrolling shareholder	—	—	—	—	—	(282)	(282)
Net income	—	—	—	—	1,539	285	1,824
Balances at June 30, 2018	35,606	$4	$301,353	$(1,160)	$(63,930)	$604	$236,871

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2019 and 2018
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198
Exercise of share options	9	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	225	—	(788)	—	—	—	(788)
Equity compensation	—	—	1,535	—	—	—	1,535
Foreign currency translation adjustment, net of taxes	—	—	—	72	—	—	72
Net change in hedging transaction, net of taxes	—	—	—	(945)	—	—	(945)
Distribution to noncontrolling shareholder	—	—	—	—	—	(738)	(738)
Net (loss) income	—	—	—	—	(53,441)	795	(52,646)
Balances at June 30, 2019	35,860	$4	$303,795	$(2,335)	$(137,503)	$727	$164,688

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2017	35,838	$4	$305,362	$(1,166)	$(67,111)	$630	$237,719
Exercise of share options	16	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	151	—	(692)	—	—	—	(692)
Equity compensation	—	—	1,383	—	—	—	1,383
Stock repurchase and retirement	(399)	—	(4,700)	—	—	—	(4,700)
Foreign currency translation adjustment, net of taxes	—	—	—	(72)	—	—	(72)
Net change in hedging transaction, net of taxes	—	—	—	78	—	—	78
Distribution to noncontrolling shareholder	—	—	—	—	—	(590)	(590)
Net income	—	—	—	—	3,181	564	3,745
Balances at June 30, 2018	35,606	$4	$301,353	$(1,160)	$(63,930)	$604	$236,871

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Consolidated net (loss) income	$(52,646)	$3,744
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,541	5,872
Provision for allowances	1,962	2,371
Deferred income tax expense	31,425	1,868
Non-cash lease expense	2,524	—
Impairment charges	14,502	—
Equity compensation	1,535	1,383
Other non-cash costs	1,167	651
Changes in operating assets and liabilities:
Accounts receivable	13,651	8,808
Prepaid expenses and other assets	(27)	(999)
Accounts payable and accrued expenses	7,669	(4,930)
Operating lease liabilities	(2,832)	—
Other	(329)	(829)
Net cash provided by operating activities	25,142	17,939

Cash flows from investing activities
Acquisition-related settlements	(110)	(26)
Purchases of property and equipment	(1,564)	(2,289)
Net cash used in investing activities	(1,674)	(2,315)

Cash flows from financing activities
Principal payments on Term Loan	(12,500)	(2,500)
Stock repurchase and retirement	—	(4,700)
Other	(2,178)	(1,366)
Net cash used in financing activities	(14,678)	(8,566)

Effect of exchange rate changes on cash	21	(36)

Change in cash and cash equivalents	8,811	7,022
Cash and cash equivalents at beginning of period	16,019	25,537
Cash and cash equivalents at end of period	$24,830	$32,559

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated balance sheets, and as presented in Note 3 - Revenue Recognition and Note 13 - Segment Data.

Liquidity and Operations

The Company made $12.5 million in optional debt prepayments during the first half of 2019 and, as a result, no further debt payments are required through December 31, 2020. As of June 30, 2019, the Company was in compliance with the covenants contained in its Credit Agreement, which consist of leverage, fixed charge coverage, and asset coverage ratios. Based on the terms of the Credit Agreement, the fixed charge coverage ratio does not permit the Company to reflect the impact of debt prepayments made during 2019. As of June 30, 2019, the Company believes its financial results, based upon its projections as well as the further cost actions it can take, will be sufficient to maintain compliance with the financial covenants and meet its obligations for the next twelve months. In the event actual results differ significantly from current projections, the Company believes it would be able to either amend its Credit Agreement in conjunction with making additional prepayments, repay its existing senior term loan with other sources of liquidity, or refinance its senior debt entirely.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions are used for, but not limited to: (1) the valuation of accounts receivable; (2) goodwill, trade names, and other intangible assets; (3) other long-lived assets; (4) share-based compensation; (5) accruals for health, workers’ compensation, and professional liability claims; (6) valuation of deferred tax assets; (7) purchase price allocation; (8) fair value of the interest rate swap agreement; (9) legal contingencies; (10) contingent considerations; (11) income taxes; and (12) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

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

Effective January 1, 2019, in conjunction with the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), described below, certain office locations that the Company vacated in connection with restructuring activities were included in the measurement of its beginning operating lease liabilities. Previous accruals related to these locations of $0.3 million have been presented as a reduction to the operating lease right-of-use assets on the condensed consolidated balance sheets.

Reconciliation of the on-going benefit costs beginning and ending liability balance is presented below:

On-Going Benefit Costs
(amounts in thousands)
Balance at January 1, 2019	$556
Charged to restructuring costs	1,104
Payments	(373)
Balance at March 31, 2019	1,287
Charged to restructuring costs	137
Payments	(592)
Balance at June 30, 2019	$832

Recently Adopted Accounting Pronouncements

As of the beginning of the second quarter of 2019, the Company early adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company has adopted this guidance prospectively to all implementation costs incurred after the date of adoption with no material impact on its consolidated financial statements.

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires that, as lessee, leases, as defined by the standard, are to be recognized on the balance sheet as right-of-use assets and as lease liabilities. The Company elected not to apply the recognition requirements to short-term leases (leases with terms of twelve months or less), and to apply the transition method, which is applied prospectively, measuring and recognizing the initial right-of-use asset and liability at January 1, 2019, without revising comparative period information or disclosure. In addition, the Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to forego assessment of: (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Consistent with current accounting, all of the Company's existing leases identified under ASC 840 will be treated as operating leases. The Company has also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all of its underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

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

3.    REVENUE RECOGNITION
The Company's revenues, generated from temporary staffing services and other services, are disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended June 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$177,733	$16,827	$—	$194,560
Other Services	3,054	1,201	3,942	8,197
Total	$180,787	$18,028	$3,942	$202,757

	Three Months ended June 30, 2018
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$175,692	$19,943	$—	$195,635
Other Services	3,242	1,391	4,304	8,937
Total	$178,934	$21,334	$4,304	$204,572

	Six Months ended June 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$350,396	$31,981	$—	$382,377
Other Services	6,028	2,206	7,317	15,551
Total	$356,424	$34,187	$7,317	$397,928

	Six Months ended June 30, 2018
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$356,837	$40,173	$—	$397,010
Other Services	6,706	2,721	8,423	17,850
Total	$363,543	$42,894	$8,423	$414,860

Accounts receivable includes estimated revenue for the Company's employees', subcontracted employees', and independent contractors’ time worked but not yet invoiced. At June 30, 2019 and December 31, 2018, the Company's estimate of amounts that had been worked but had not been billed totaled $43.0 million and $44.1 million, respectively, and are included in accounts receivable on the Company's condensed consolidated balance sheets.

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

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). In connection with the Mediscan acquisition, the Company assumed contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the years 2016 through 2019. Payments related to the years 2016 through 2018 were limited to $0.3 million annually and 2019 is uncapped. During each of the six months ended June 30, 2019 and 2018, the Company paid $0.1 million related to the years 2018 and 2017. As of June 30, 2019, the fair value of the remaining obligations was estimated at $8.1 million and is included in other current and other long-term liabilities on the condensed consolidated balance sheets. See Note 11 - Fair Value Measurements.

5.	COMPREHENSIVE INCOME

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes, if applicable. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.2 million at June 30, 2019 and $1.3 million at December 31, 2018. The cumulative impact of net changes in derivative instruments included in accumulated other comprehensive loss in the condensed consolidated balance sheets was an unrealized loss of $1.1 million at June 30, 2019 and $0.2 million at December 31, 2018. See Note 9 - Derivative.

The income tax impact related to components of other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018 is reflected on the condensed consolidated statements of comprehensive (loss) income. During the three and six months ended June 30, 2019, the Company established a valuation allowance on its deferred tax assets. As a result, the first quarter's tax impact recorded through other comprehensive income was reversed.

6.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common shareholders - Basic and Diluted	$(51,674)	$1,539	$(53,441)	$3,181

Denominator:
Weighted average common shares - Basic	35,824	35,652	35,763	35,727
Effective of diluted shares:
Share-based awards	—	180	—	232
Weighted average common shares - Diluted	35,824	35,832	35,763	35,959

Net (loss) income per share attributable to common shareholders - Basic	$(1.44)	$0.04	$(1.49)	$0.09

Net (loss) income per share attributable to common shareholders - Diluted	$(1.44)	$0.04	$(1.49)	$0.09

For the three and six months ended June 30, 2019 and 2018, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

Due to the net loss for the three and six months ended June 30, 2019, 117,259 and 107,222 shares, respectively, were excluded from diluted weighted average shares.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$10,743	$19,787	$30,530	$9,216	$21,314
Customer relationships	49,758	24,946	24,812	49,758	23,296	26,462
Non-compete agreements	320	129	191	320	97	223
Trade names	8,800	2,780	6,020	8,879	1,696	7,183
Other intangible assets, net	$89,408	$38,598	$50,810	$89,487	$34,305	$55,182
Intangible assets not subject to amortization:
Trade names, indefinite-lived			5,900			20,402
			$56,710			$75,584

As of June 30, 2019, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2019	$3,876
2020	7,056
2021	6,848
2022	6,772
2023	6,669
Thereafter	19,589
$50,810

Trade names and other intangible assets
As part of evolving its go-to-market strategy, in the second quarter of 2019, the Company began eliminating certain brands across all of its segments. The Company’s rebranding efforts resulted in a $14.5 million write-off of indefinite-lived trade names related to its Nurse and Allied Staffing business segment, which is presented as impairment charges on the condensed consolidated statements of operations. In addition, certain finite-lived trade names were accelerated, which resulted in additional amortization expense related to its Nurse and Allied Staffing and Physician Staffing business segments of $0.1 million and $0.5 million, respectively.
Goodwill
As of June 30, 2019, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. As a result, management concluded that no impairment testing was warranted as of June 30, 2019. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance.

As a result of the Company merging its permanent search recruitment brands into its Search segment, $2.4 million of goodwill was reassigned to its Search reporting unit from Nurse and Allied Staffing. As of June 30, 2019, goodwill by reporting segment was: $86.5 million for Nurse and Allied Staffing, $2.8 million for Physician Staffing, and $11.9 million for Search, totaling $101.2 million as of June 30, 2019. See Note 13 - Segment Data.

8.    DEBT

The Company's long-term debt consists of the following:

	June 30, 2019		December 31, 2018
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 5.4% and 4.8% at June 30, 2019 and December 31, 2018, respectively	$71,376	$(763)	$83,876	$(697)
Less current portion	—	—	(5,235)	—
Long-term debt	$71,376	$(763)	$78,641	$(697)

Amended and Restated Senior Credit Facility

On March 29, 2019, the Company entered into a Second Amendment (Second Amendment) to its Amended and Restated Credit Agreement that, among other administrative changes, modifies the following: (1) changes the financial leverage ratio from Consolidated Total Leverage to Consolidated Net Leverage and permits a maximum Consolidated Net Leverage Ratio of 4.60:1.00 for the periods of December 31, 2018 through June 30, 2019, 4.25:1:00 for the period ending September 30, 2019, 4.00:1.00 for the period ending December 31, 2019, 3.75:1.00 for the period ending March 31, 2020, 3.50:1.00 for the period ending June 30, 2020, 3.25:1.00 for the period ending September 30, 2020, and maintains 3.00:1:00 for the periods thereafter and as adjusted pursuant to a Specified and Qualified Permitted Acquisition (as defined therein); (2) the Applicable Margin definition has been revised to: modify Level V to be greater than or equal to 3.00:1.00 but less than 3.50:1.00; adds an additional Level VI if the Consolidated Net Leverage is greater than or equal to 3.50:1.00 but less than 4.00:1.00; and adds an additional Level VII if Consolidated Net Leverage Ratio is greater than 4.00:1.00. The added Levels VI and VII result in an increase in the Applicable Margin for borrowing from their respective prior Levels by 25 basis points for each and an increase of 5 basis points to the Commitment Fee for each; (3) adds an additional financial covenant for the quarters ending March 31, 2019 through and including the quarter ending December 31, 2019, that requires the Consolidated Asset Coverage Ratio to be no less than 1.10:1.00; and (4) lowers the Aggregate Revolving Commitments from $115 million to $75 million through the exercise of a $40 million Optional Reduction.

The Second Amendment has been treated as a modification and accordingly, the fees of $0.6 million paid to the Company's lenders in connection with the amendment are included as $0.3 million of debt issuance costs associated with the revolving credit agreement, and $0.3 million as a reduction to the carrying amount of the term loan. The fees will be amortized to interest expense over the term of the arrangement. In addition, in the three months ended March 31, 2019, $0.3 million of debt issuance costs was written off due to the reduction in borrowing capacity under the revolving credit facility, which is included in loss on early extinguishment on the consolidated statement of operations.

On March 29, 2019 and June 28, 2019, the Company made optional prepayments of $7.5 million and $5.0 million, respectively, on its Term Loan, which have been allocated to the next consecutive scheduled quarterly payments resulting in the next seven and a portion of the eighth payment being prepaid. As a result, in the three months ended June 30, 2019, an additional $0.1 million of debt issuance costs were written off. The Company has the right at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty, by giving written notice (or telephonic notice promptly confirmed in writing). The Company is required to prepay its Term Loan and Revolving Credit Facility under certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

As of June 30, 2019, the aggregate scheduled maturities of the term loan are as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2019	$—
2020	—
2021	5,386
2022	65,990
2023	—
Thereafter	—
Total	$71,376
Subject to the terms of the Amended and Restated Credit Agreement, the Company pays interest on: (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time, and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, is a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date.

As of June 30, 2019, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 3.00%. The interest rate is subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company is required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.45% as of June 30, 2019. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt, which was effective April 2, 2018. See Note 9 - Derivative.

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

In addition to the Consolidated Total Leverage ratio and the Consolidated Asset Coverage ratio mentioned previously, the Amended and Restated Credit Agreement also includes a financial covenant of a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00. As of June 30, 2019, the Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement.

The obligations under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).
As of June 30, 2019, the Company had $20.6 million letters of credit outstanding, which relate to the Company’s workers’ compensation and professional liability insurance policies.

9.    DERIVATIVE

The Company has an interest rate swap agreement that, at initiation, effectively fixed the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt. The interest rate swap agreement requires the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount corresponding with the initial term loan payment schedule, and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. As of June 30, 2019 and December 31, 2018, the interest rate swap is treated as a cash flow hedge and its fair value of a $1.2 million liability and a $0.2 million liability, respectively, is included in other current and other long-term liabilities on the consolidated balance sheets. As of June 30, 2019, $0.4 million is expected to be reclassified from other comprehensive loss to interest expense related to the interest rate swap. See Note 11 - Fair Value Measurements.

10.	LEASES

The Company has lease contracts related to the rental of office space, housing for its healthcare professionals on assignments, and other equipment rentals. The Company's lease population included in the recognition of its beginning right-of-use asset and lease liabilities under the Leases Topic of the FASB ASC is substantially related to the rental of office space. The Company enters into lease agreements as lessee for the rental of office space for both its corporate and branch locations that may include options to extend or terminate early. Many of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense on the condensed consolidated statement of operations. These leases do not include residual value guarantees, covenants, or other restrictions. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments. In addition, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases such as receiving up to a specified dollar amount to construct tenant improvements. These lease incentives resulted in deferred rent credits. Upon adoption of the Leases Topic of the FASB ASC, these deferred rent credits reduced the beginning operating right-of-use asset recognized and, consistent with the prior guidance will be recognized as a reduction to future rent expense over the expected remaining term of the respective leases.

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

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	June 30, 2019
(amounts in thousands)
Operating lease right-of-use assets	$20,254
Operating lease liabilities - current	$5,132
Operating lease liabilities - non-current	$21,447

Weighted-average remaining lease term	5.1 years
Weighted average discount rate (a)	6.25%
________________

(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets:

Years Ending December 31:	(amounts in thousands)
2019	$3,083
2020	6,720
2021	5,875
2022	4,986
2023	4,696
Thereafter	5,869
Total minimum lease payments	31,229
Less: amount of lease payments representing interest	(4,650)
Present value of future minimum lease payments	26,579
Less: current lease obligations	(5,132)
Non-current lease obligations	$21,447

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

Other Information

The table below provides information regarding supplemental cash flows:

Six Months Ended
June 30, 2019
(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,685
ROU assets obtained in exchange for new operating lease liabilities	$873

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,698	$3,392
Short-term lease expense	$1,949	$4,108
Variable and other lease costs	$659	$1,377

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses and direct operating expenses on the Company's condensed consolidated statements of operations, depending on the nature of the leased asset.

As of June 30, 2019, the Company does not have any material operating leases which have not yet commenced.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: (1) deferred compensation asset included in other non-current assets; (2) deferred compensation liability included in other long-term liabilities; (3) interest rate swap agreement included in other current and other long-term liabilities; and (4) contingent consideration liabilities included in other current and other long-term liabilities.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

Interest rate swap agreement—The Company utilized Level 2 inputs to value its interest rate swap agreement. See Note 8 - Debt and Note 9 - Derivative.

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan are contingent upon meeting certain performance requirements through 2019. The long-term portion of these liabilities has been included in other long-term liabilities, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration liability has been measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. See Note 4 - Acquisitions.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	June 30, 2019	December 31, 2018
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$623	$—
Financial Liabilities:
(Level 1)
Deferred compensation liability	$1,907	$1,725
(Level 2)
Interest rate swaps	$1,180	$234
(Level 3)
Contingent consideration liabilities	$8,089	$7,689

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

Contingent Consideration
Liabilities
(amounts in thousands)
December 31, 2018	$7,689
Payments	(100)
Accretion expense	247
March 31, 2019	7,836
Accretion expense	253
June 30, 2019	$8,089

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During an evaluation of goodwill, trade names, and other intangible assets during the fourth quarter of 2018, the carrying value of goodwill and trade names in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporated fair value measurements based on Level 3 inputs. In the second quarter of 2019, the Company eliminated certain of its brands as part of a rebranding strategy. As a result, in the three and six months ended June 30, 2019, the Company incurred impairment charges related to its trade names in Nurse and Allied Staffing. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$70,613	$70,300	$83,179	$81,800

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

Stock Repurchase Program

During the six months ended June 30, 2019, the Company did not repurchase any shares of its Common Stock. During the six months ended June 30, 2018, the Company repurchased and retired 399,456 shares of its Common Stock for $4.7 million, at an average market price of $11.75 per share, under an authorized share repurchase program.

As of June 30, 2019, the Company has 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Amended and Restated Credit Agreement.

Share-Based Payments

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the six months ended June 30, 2019:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2019	589,120	$12.00	365,149	$12.35
Granted	837,099	$7.06	192,939	$7.06
Vested	(324,908)	$11.64	—	$—
Forfeited	(59,505)	$9.64	(189,619)	$12.25
Unvested restricted stock awards, June 30, 2019	1,041,806	$8.54	368,469	$9.64

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

During the three and six months ended June 30, 2019, $1.0 million and $1.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 49,317 and 225,753 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

During the three and six months ended June 30, 2018, $0.9 million and $1.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 48,620 and 150,454 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

13.	SEGMENT DATA

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Search. The Company manages and segments its business based on the services it offers to its customers as described below:

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

●	Search – Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as recruitment process outsourcing.

The Company’s management evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, acquisition and integration costs, acquisition-related contingent consideration, restructuring costs, legal settlement charges, impairment charges, and corporate overhead. Contribution income is a financial measure used by management when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company’s management does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$180,787	$178,934	$356,424	$363,543
Physician Staffing	18,028	21,334	34,187	42,894
Search	3,942	4,304	7,317	8,423
	$202,757	$204,572	$397,928	$414,860

Contribution income:
Nurse and Allied Staffing	$16,111	$16,970	$30,407	$33,557
Physician Staffing	508	1,383	913	2,883
Search	(181)	251	(604)	736
	16,438	18,604	30,716	37,176

Corporate overhead	11,439	10,810	23,769	21,462
Depreciation and amortization	3,557	2,963	6,541	5,872
Acquisition-related contingent consideration	253	220	500	433
Acquisition and integration costs	46	76	311	191
Restructuring costs	137	193	1,277	628
Legal settlement charges	1,600	—	1,600	—
Impairment charges	14,502	—	14,502	—
(Loss) income from operations	$(15,096)	$4,342	$(17,784)	$8,590

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the three and six months ended June 30, 2018, $0.4 million and $0.9 million of revenue, respectively, and $0.1 million contribution loss and $0.1 million contribution income, respectively, were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation.

14.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments including available insurance recoveries, which would impact its profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require it to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect its financial results. In the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement which remains subject to court approval. The Company believes the outcome of any outstanding loss contingencies as of June 30, 2019 will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Non-income tax expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities as of June 30, 2019 and December 31, 2018, on its condensed consolidated balance sheets.

15.	INCOME TAXES

For the three and six months ended June 30, 2019, the Company calculated its effective tax rate based on year-to-date results, pursuant to the Income Taxes Topic of the FASB ASC, as opposed to estimating its annual effective tax rate. For the three and six months ended June 30, 2018, the Company estimated its annual effective tax rate and applied that rate to year-to-date results. The Company’s effective tax rate for the three and six months ended June 30, 2019 was negative 210.5% and negative 151.9%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2019 was negative 14.8% and 3.8%, respectively. The effective tax rate for the three and six months ended June 30, 2019 was primarily impacted by the additional valuation allowance and impairment of indefinite-lived intangibles as well as international and state taxes.
As of June 30, 2019, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of this evaluation, an additional valuation allowance of $36.0 million was recorded ($35.8 million of which was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income) to reduce the portion of the deferred tax asset that is not more likely than not to be realized.
The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. As of June 30, 2019 and December 31, 2018, the Company had valuation allowances of $37.2 million and $1.2 million, respectively. The June 30, 2019 valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized. The December 31, 2018 valuation allowance applied to the uncertainty of the realization of certain state net operating losses.
As of June 30, 2019, the Company had approximately $0.7 million of unrecognized tax benefits included in other long-term liabilities ($6.2 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the six months ended June 30, 2019, the Company had gross increases of $0.7 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years of 2008 and 2010 through 2018 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

16.    RELATED PARTY TRANSACTIONS

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes such services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was less than $0.1 million for both the three and six months ended June 30, 2019 and June 30, 2018. Accounts receivable due from these entities at June 30, 2019 and December 31, 2018 was less than $0.1 million.

The Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $6.3 million and $11.9 million for the three and six months ended June 30, 2019, respectively, and $4.7 million and $9.1 million for the three and six months ended June 30, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had a receivable balance of $1.8 million and $2.8 million, respectively, and a payable balance of $0.4 million and $0.3 million, respectively.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.2 million, respectively, in rent expense for these premises for the three and six months ended June 30, 2018. In the fourth quarter of 2018, the Company vacated the premises.

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

Business Overview

We provide healthcare staffing, recruiting and workforce solutions to our customers through a network of 68 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, as well as recruitment process outsourcing (RPO), and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Search.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 89% of our total revenue in the second quarter of 2019. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added workforce solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services.

●
Physician Staffing – Physician Staffing represented approximately 9% of our total revenue in the second quarter of 2019. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants under our Medical Doctor Associates (MDA) brand as independent contractors on temporary assignments throughout the United States.

●
Search – Search represented approximately 2% of our total revenue in the second quarter of 2019. Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as RPO.

Summary of Operations

For the quarter ended June 30, 2019, revenue from services decreased 1% year-over-year to $202.8 million, driven primarily by lower volumes and partially offset by favorable mix and higher average bill rates. Profitability was impacted by higher compensation costs which drove lower bill-pay spreads, as well as lower operating leverage from the overall revenue decline. Also, in the second quarter of 2019, we recorded non-cash impairment charges of $14.5 million in connection with our rebranding efforts, and we recorded income tax expense of $35.8 million to establish valuation allowances on our deferred tax assets. Net loss attributable to common shareholders was $51.7 million, or a loss of $1.44 per share.
For the six months ended June 30, 2019, we generated cash flow from operating activities of $25.1 million and made optional debt prepayments of $12.5 million on our Term Loan. As of June 30, 2019, we had $24.8 million of cash and cash equivalents and a principal balance of $71.4 million outstanding on our Term Loan, and there were no amounts drawn on our revolving credit facility.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	74.6	73.8	74.9	74.1
Selling, general and administrative expenses	22.7	22.1	23.1	21.9
Bad debt expense	0.3	0.3	0.2	0.2
Depreciation and amortization	1.7	1.5	1.6	1.4
Acquisition-related contingent consideration	0.1	0.1	0.1	0.1
Acquisition and integration costs	—	—	0.1	—
Restructuring costs	0.1	0.1	0.3	0.2
Legal settlement charges	0.8	—	0.4	—
Impairment charges	7.1	—	3.7	—
(Loss) income from operations	(7.4)	2.1	(4.4)	2.1
Interest expense	0.7	0.7	0.7	0.6
Loss on early extinguishment of debt	—	—	0.1	—
Other income, net	—	(0.1)	—	—
(Loss) income before income taxes	(8.1)	1.5	(5.2)	1.5
Income tax expense	17.2	0.6	8.0	0.6
Consolidated net (loss) income	(25.3)	0.9	(13.2)	0.9
Less: Net income attributable to noncontrolling interest in subsidiary	0.2	0.1	0.2	0.1
Net (loss) income attributable to common shareholders	(25.5)%	0.8%	(13.4)%	0.8%

Comparison of Results for the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2019	2018	$	%
	(Amounts in thousands)
Revenue from services	$202,757	$204,572	$(1,815)	(0.9)%
Direct operating expenses	151,169	150,883	286	0.2%
Selling, general and administrative expenses	45,944	45,284	660	1.5%
Bad debt expense	645	611	34	5.6%
Depreciation and amortization	3,557	2,963	594	20.0%
Acquisition-related contingent consideration	253	220	33	15.0%
Acquisition and integration costs	46	76	(30)	(39.5)%
Restructuring costs	137	193	(56)	(29.0)%
Legal settlement charges	1,600	—	1,600	100.0%
Impairment charges	14,502	—	14,502	100.0%
(Loss) income from operations	(15,096)	4,342	(19,438)	(447.7)%
Interest expense	1,438	1,447	(9)	(0.6)%
Loss on early extinguishment of debt	54	—	54	100.0%
Other income, net	(76)	(98)	22	22.4%
(Loss) income before income taxes	(16,512)	2,993	(19,505)	(651.7)%
Income tax expense	34,758	1,169	33,589	NM
Consolidated net (loss) income	(51,270)	1,824	(53,094)	NM
Less: Net income attributable to noncontrolling interest in subsidiary	404	285	119	41.8%
Net (loss) income attributable to common shareholders	$(51,674)	$1,539	$(53,213)	NM

NM - Not meaningful

Revenue from services

Revenue from services decreased 0.9%, to $202.8 million for the three months ended June 30, 2019, as compared to $204.6 million for the three months ended June 30, 2018, primarily due to volume declines in Physician Staffing, partially offset by higher revenue from Nurse and Allied Staffing, due to favorable bill rates resulting from an increase in premium rate business, partly offset by a decline in volume. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $0.3 million or 0.2%, to $151.2 million for the three months ended June 30, 2019, as compared to $150.9 million for the three months ended June 30, 2018. As a percentage of total revenue, direct operating expenses increased to 74.6% compared to 73.8% in the prior year period primarily due to higher compensation driving a lower bill-pay spread in our staffing businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 1.5%, to $45.9 million for the three months ended June 30, 2019, as compared to $45.3 million for the three months ended June 30, 2018, due to higher health insurance costs as well as other professional and consulting fees, including costs incurred in connection with the replacement of our applicant tracking system for our travel nurse business. As a percentage of total revenue, selling, general and administrative expenses increased to 22.7% for the three months ended June 30, 2019 as compared to 22.1% for the three months ended June 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense increased to $3.6 million for the three months ended June 30, 2019 from $3.0 million for the three months ended June 30, 2018. The increase is due to accelerated amortization of trade names of $0.6 million associated with our rebranding initiatives. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Acquisition-related contingent consideration

Acquisition-related contingent consideration includes accretion and valuation adjustments on our contingent consideration liabilities, substantially related to the Mediscan acquisition, and totaled $0.3 million for the three months ended June 30, 2019 as compared to $0.2 million for the three months ended June 30, 2018. See Note 11 - Fair Value Measurements to our condensed consolidated financial statements.

Legal settlement charges

Legal settlement charges totaled $1.6 million during the three months ended June 30, 2019 and related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement. There were no similar charges for the three months ended June 30, 2018.

Impairment charges

As part of evolving our go-to-market strategy, in the second quarter of 2019, we eliminated certain brands across all of our segments as part of our rebranding initiatives. As a result, in the three months ended June 30, 2019, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. There were no similar charges for the three months ended June 30, 2018.

Interest expense

Interest expense was $1.4 million for both the three months ended June 30, 2019 and 2018. The effective interest rate on our term loan borrowings increased to 6.4% for the three month period ended June 30, 2019 compared to 5.0% for the three months ended June 30, 2018. The impact of a higher effective rate was offset by lower average borrowings.

Income tax expense

Income tax expense totaled $34.8 million for the three months ended June 30, 2019, compared to $1.2 million for the three months ended June 30, 2018. Income tax expense for the three months ended June 30, 2019 included $35.8 million of additional valuation allowance recorded as a discrete item. The effective tax rate for the second quarter of 2019 was also impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. The effective tax rate for the second quarter of 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. See Note 15 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2019	2018	$	%
	(Amounts in thousands)
Revenue from services	$397,928	$414,860	$(16,932)	(4.1)%
Direct operating expenses	298,086	307,418	(9,332)	(3.0)%
Selling, general and administrative expenses	91,980	90,918	1,062	1.2%
Bad debt expense	915	810	105	13.0%
Depreciation and amortization	6,541	5,872	669	11.4%
Acquisition-related contingent consideration	500	433	67	15.5%
Acquisition and integration costs	311	191	120	62.8%
Restructuring costs	1,277	628	649	103.3%
Legal settlement charges	1,600	—	1,600	100.0%
Impairment charges	14,502	—	14,502	100.0%
(Loss) income from operations	(17,784)	8,590	(26,374)	(307.0)%
Interest expense	2,860	2,713	147	5.4%
Loss on early extinguishment of debt	414	—	414	100.0%
Other income, net	(158)	(199)	41	20.6%
(Loss) income before income taxes	(20,900)	6,076	(26,976)	(444.0)%
Income tax expense	31,746	2,332	29,414	NM
Consolidated net (loss) income	(52,646)	3,744	(56,390)	NM
Less: Net income attributable to noncontrolling interest in subsidiary	795	563	232	41.2%
Net (loss) income attributable to common shareholders	$(53,441)	$3,181	$(56,622)	NM

NM - Not meaningful

Revenue from services

Revenue from services decreased 4.1%, to $397.9 million for the six months ended June 30, 2019, as compared to $414.9 million for the six months ended June 30, 2018, due to lower volume in all of our business segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $9.3 million or 3.0%, to $298.1 million for the six months ended June 30, 2019, as compared to $307.4 million for the six months ended June 30, 2018. As a percentage of total revenue, direct operating expenses increased to 74.9% compared to 74.1% in the prior year period primarily due to higher compensation driving a lower bill-pay spread in our staffing businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 1.2%, to $92.0 million for the six months ended June 30, 2019, as compared to $90.9 million for the six months ended June 30, 2018, due to higher healthcare costs, consulting and other professional service fees, partially offset by our cost savings initiatives undertaken over the last several quarters. The main driver for the increase in consulting fees was related to costs incurred in connection with the replacement of our applicant tracking system for our travel nurse business. As a percentage of total revenue, selling, general and administrative expenses increased to 23.1% for the six months ended June 30, 2019 as compared to 21.9% for the six months ended June 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense increased to $6.5 million for the six months ended June 30, 2019 from $5.9 million for the six months ended June 30, 2018. The increase is due to accelerated amortization of trade names of $0.6 million associated with our rebranding initiatives. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Acquisition-related contingent consideration

Acquisition-related contingent consideration for the six months ended June 30, 2019 was $0.5 million and included accretion and valuation adjustments on our contingent consideration liabilities related to the Mediscan acquisition. Acquisition-related contingent consideration for the six months ended June 30, 2018 was $0.4 million and substantially related to the Mediscan acquisition, and to a lesser extent, the USR acquisition. In the third quarter of 2018, we determined that the contingent consideration earnout for USR would not be achieved and the entire liability was reversed. See Note 11 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs was $0.3 million for the six months ended June 30, 2019 as compared to $0.2 million for the six months ended June 30, 2018, and related to prior acquisitions. These costs also included expenses incurred for potential transactions for the six months ended June 30, 2019.

Restructuring costs

Restructuring costs were primarily comprised of severance costs incurred in connection with our cost savings initiatives and totaled $1.3 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively.

Legal settlement charges

Legal settlement charges totaled $1.6 million during the six months ended June 30, 2019 and related to the resolution of a medical malpractice lawsuit, as well as a California wage and hour class action settlement agreement. There were no similar charges for the six months ended June 30, 2018.

Impairment charges

As part of evolving our go-to-market strategy, in the second quarter of 2019, we eliminated certain brands across all of our segments as part of our rebranding initiatives. As a result, in the six months ended June 30, 2019, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. There were no similar charges for the six months ended June 30, 2018. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Interest expense

Interest expense was $2.9 million for the six months ended June 30, 2019, as compared to $2.7 million for the six months ended June 30, 2018. The effective interest rate on our term loan borrowings increased to 6.1% for the six month period ended June 30, 2019 compared to 4.7% for the six months ended June 30, 2018. The impact of higher average interest rates was partly offset by lower average borrowings in the six months ended June 30, 2019 due to optional debt prepayments on the Term Loan. See Note 8 - Debt to our condensed consolidated financial statements.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $0.4 million for the six months ended June 30, 2019, relating to the write-off of debt issuance costs primarily in connection with a reduction in borrowing capacity under the revolving credit facility in the first quarter of 2019, as well as optional debt prepayments of $7.5 million and $5.0 million made on our Term Loan in the first and second quarters of 2019, respectively.

Income tax expense
Income tax expense, including the $35.8 million of additional valuation allowance mentioned previously, totaled $31.7 million for the six months ended June 30, 2019, compared to $2.3 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was also impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. The effective tax rate for the six months ended June 30, 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes.
Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$180,787	$178,934	$356,424	$363,543
Physician Staffing	18,028	21,334	34,187	42,894
Search	3,942	4,304	7,317	8,423
	$202,757	$204,572	$397,928	$414,860

Contribution income:
Nurse and Allied Staffing	$16,111	$16,970	$30,407	$33,557
Physician Staffing	508	1,383	913	2,883
Search	(181)	251	(604)	736
	16,438	18,604	30,716	37,176

Corporate overhead	11,439	10,810	23,769	21,462
Depreciation and amortization	3,557	2,963	6,541	5,872
Acquisition-related contingent consideration	253	220	500	433
Acquisition and integration costs	46	76	311	191
Restructuring costs	137	193	1,277	628
Legal settlement charges	1,600	—	1,600	—
Impairment charges	14,502	—	14,502	—
(Loss) income from operations	$(15,096)	$4,342	$(17,784)	$8,590

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the three and six months ended June 30, 2018, certain revenue and contribution income amounts were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation. See Note 13 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2019	2018	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,016	7,143	(127)	(1.8)%
Average Nurse and Allied Staffing revenue per FTE per day	$283	$275	8	2.9%

Physician Staffing statistical data:
Days filled	10,754	13,751	(2,997)	(21.8)%
Revenue per day filled	$1,676	$1,551	125	8.1%

	Six Months Ended
	June 30,	June 30,		Percent
	2019	2018	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,016	7,305	(289)	(4.0)%
Average Nurse and Allied Staffing revenue per FTE per day	$281	$275	6	2.2%

Physician Staffing statistical data: (a)
Days filled	21,034	28,001	(6,967)	(24.9)%
Revenue per day filled	$1,625	$1,532	93	6.1%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $1.9 million, or 1.0%, to $180.8 million for the three months ended June 30, 2019, compared to $178.9 million for the three months ended June 30, 2018, primarily due to higher average bill rates in travel, local, and education healthcare staffing, partially offset by lower overall volume. Our bill rates benefited from a higher mix of premium rate business in the second quarter of 2019, primarily associated with a large electronic medical records project, and to a lesser extent, a labor disruption at one of our clients.

Contribution income from Nurse and Allied Staffing decreased $0.9 million or 5.1%, to $16.1 million for the three months ended June 30, 2019, compared to $17.0 million for the three months ended June 30, 2018, primarily due to a lower bill-pay spread in the three months ended June 30, 2019. As a percentage of segment revenue, contribution income margin was 8.9% for the three months ended June 30, 2019, compared to 9.5% for the three months ended June 30, 2018.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended June 30, 2019 decreased 1.8% from the three months ended June 30, 2018. The average Nurse and Allied Staffing revenue per FTE per day increased 2.9%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $3.3 million, or 15.5%, to $18.0 million for the three months ended June 30, 2019, compared to $21.3 million for the three months ended June 30, 2018, primarily due to a lower number of days filled, partially offset by higher bill rates primarily due to mix.

Contribution income from Physician Staffing decreased $0.9 million, or 63.3% to $0.5 million for the three months ended June 30, 2019, compared to $1.4 million for the three months ended June 30, 2018. As a percentage of segment revenue, contribution income was 2.8% for the three months ended June 30, 2019, compared to 6.5% for the three months ended June 30, 2018, driven by lower revenue, partially offset by lower selling, general and administrative expenses.

Total days filled for Physician Staffing for the three months ended June 30, 2019 were 10,754 as compared with 13,751 in the prior year. Revenue per day filled was $1,676 as compared with $1,551 in the prior year, due to a shift in the mix of business.

Search

Revenue from Search decreased $0.4 million, or 8.4%, to $3.9 million for the three months ended June 30, 2019, compared to $4.3 million for the three months ended June 30, 2018, due to a decline in physician searches, partly offset by an increase in executive searches.

Segment contribution loss from Search for the three months ended June 30, 2019 was $0.2 million, compared to income for the three months ended June 30, 2018 of $0.3 million.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives). Corporate overhead increased to $11.4 million for the three months ended June 30, 2019, from $10.8 million for the three months ended June 30, 2018, primarily due to higher professional fees, including consulting and legal fees, partly offset by the impact of our cost savings initiatives. The higher consulting fees are related to the project to replace our applicant tracking system for our travel nurse business. As a percentage of consolidated revenue, corporate overhead was 5.6% for the three months ended June 30, 2019 and 5.3% for the three months ended June 30, 2018.

Segment Comparison - Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing decreased $7.1 million, or 2.0%, to $356.4 million for the six months ended June 30, 2019, compared to $363.5 million for the six months ended June 30, 2018, primarily due to lower volume partly offset by higher average bill rates. Volume declines in travel nurse and local staffing were partially offset by increases in travel allied and education healthcare staffing. Our bill rates benefited from a higher mix of premium rate business in the second quarter of 2019.

Contribution income from Nurse and Allied Staffing decreased $3.2 million or 9.4%, to $30.4 million for the six months ended June 30, 2019, compared to $33.6 million for the six months ended June 30, 2018, primarily due to a lower bill-pay spread in the six months ended June 30, 2019. As a percentage of segment revenue, contribution income margin was 8.5% for the six months ended June 30, 2019, compared to 9.2% for the six months ended June 30, 2018.

The average number of Nurse and Allied Staffing FTEs on contract during the six months ended June 30, 2019 decreased 4.0% from the six months ended June 30, 2018. The average Nurse and Allied Staffing revenue per FTE per day increased 2.2%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $8.7 million, or 20.3%, to $34.2 million for the six months ended June 30, 2019, compared to $42.9 million for the six months ended June 30, 2018, primarily due to a lower number of days filled, partially offset by higher bill rates due to mix.

Contribution income from Physician Staffing decreased $2.0 million, or 68.3% to $0.9 million for the six months ended June 30, 2019, compared to $2.9 million for the six months ended June 30, 2018. As a percentage of segment revenue, contribution income was 2.7% for the six months ended June 30, 2019, compared to 6.7% for the six months ended June 30, 2018, driven by lower revenue, partially offset by lower selling, general and administrative expenses.

Total days filled for Physician Staffing for the six months ended June 30, 2019 were 21,034 as compared with 28,001 in the prior year. Revenue per day filled was $1,625 as compared with $1,532 in the prior year, due to a shift in the mix of business.

Search

Revenue from Search decreased $1.1 million, or 13.1%, to $7.3 million for the six months ended June 30, 2019, compared to $8.4 million for the six months ended June 30, 2018, due to a decline in physician searches, partly offset by an increase in executive searches.

Segment contribution loss from Search for the six months ended June 30, 2019 was $0.6 million, compared to income for the six months ended June 30, 2018 of $0.7 million.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives). Corporate overhead increased to $23.8 million for the six months ended June 30, 2019, from $21.5 million for the six months ended June 30, 2018, primarily due to higher consulting and other professional service fees, partly offset by the impact of our cost savings initiatives. The higher consulting fees are related to the project to replace our applicant tracking system for our travel nurse business. As a percentage of consolidated revenue, corporate overhead was 6.0% for the six months ended June 30, 2019 and 5.2% for the six months ended June 30, 2018.

Transactions with Related Parties

See Note 16 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2019, we had $24.8 million in cash and cash equivalents and $71.4 million of principal balance on our Term Loan outstanding. Working capital decreased by $16.4 million to $93.1 million as of June 30, 2019, compared to $109.5 million as of December 31, 2018. As of June 30, 2019, our days' sales outstanding (DSO), net of amounts owed to subcontractors, was 51 days representing an 11 day improvement from December 31, 2018.

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

We made $12.5 million in optional debt prepayments during the first half of 2019 and, as a result, no further debt payments are required through December 31, 2020. As of June 30, 2019, we were in compliance with the covenants contained in our Credit Agreement, which consist of leverage, fixed charge coverage, and asset coverage ratios. Based on the terms of the Credit Agreement, the fixed charge coverage ratio does not permit us to reflect the impact of debt prepayments made during 2019. As of June 30, 2019, we believe our financial results, based upon our projections as well as the further cost actions we can take, will be sufficient to maintain compliance with the financial covenants and meet our obligations for the next twelve months. In the event actual results differ significantly from current projections, we believe we would be able to either amend our Credit Agreement in conjunction with making additional prepayments, repay our existing senior term loan with other sources of liquidity, or refinance our senior debt entirely.

Net cash provided by operating activities was $25.1 million in the six months ended June 30, 2019, compared to $17.9 million in the six months ended June 30, 2018, primarily due to increased collections and the timing of payments.

Net cash used in investing activities was $1.7 million in the six months ended June 30, 2019, compared to $2.3 million in the six months ended June 30, 2018. Net cash used in both periods was for capital expenditures and acquisition-related settlements. Capital expenditures in the six months ended June 30, 2019 were primarily related to the project to replace our applicant tracking system for our travel nurse business.

Net cash used in financing activities during the six months ended June 30, 2019 was $14.7 million, compared to $8.6 million during the six months ended June 30, 2018. During the six months ended June 30, 2019, we used cash to make optional debt prepayments on our Term Loan of $12.5 million, paid $0.6 million in debt issuance costs in connection with the Second Amendment to our Amended and Restated Credit Facility, and paid $1.6 million for other financing activities. During the six months ended June 30, 2018, we used cash to repurchase and retire $4.7 million in shares of Common Stock, repay $2.5 million on our Term Loan, and pay $1.4 million for other financing activities.

Debt

Credit Facilities

On March 29, 2019, we entered into a Second Amendment to our Amended and Restated Credit Agreement. During the first and second quarters of 2019, we made optional debt prepayments of $7.5 million and $5.0 million, respectively, on the term loan portion of our facility. As more fully described in Note 8 - Debt to our condensed consolidated financial statements, as of June 30, 2019, our Amended and Restated Credit Agreement, as amended, provides us with a $146.4 million committed facility, including a term loan and a $75.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities).

As of June 30, 2019, the Applicable Margin, as defined in the Amended and Restated Credit Agreement, was 3.00% for Eurodollar Loans and LIBOR Index Rate Loans and 2.00% for Base Rate Loans. As of June 30, 2019, we had $71.4 million principal balance on the Amended Term Loan and $20.6 million in letters of credit outstanding.

Stockholders’ Equity

See Note 12 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of June 30, 2019:

Commitments	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$71,376	$—	$—	$5,386	$65,990	$—	$—
Interest on debt (b)	16,091	3,747	4,906	4,806	2,632	—	—
Contingent consideration (c)	8,712	180	2,844	2,844	2,844	—	—
Operating lease obligations (d)	31,229	3,083	6,720	5,875	4,986	4,696	5,869
	$127,408	$7,010	$14,470	$18,911	$76,452	$4,696	$5,869
_______________

(a)
Under our Amended and Restated Credit Agreement, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable. As of June 30, 2019, we are in compliance with the covenants contained in the Amended and Restated Credit Agreement.

(b)
Interest on debt represents payments due through maturity for our Term Loan, calculated using the July 1, 2019 applicable LIBOR and margin rate totaling 5.4% on approximately 36% of the Term Loan balance, and a fixed interest rate of 5.6% on the other approximately 64% of the Term Loan balance, taking into account the interest rate swap. See Note 9 - Derivative to our condensed consolidated financial statements.

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

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC, of $6.2 million at June 30, 2019. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates relating to our outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, we entered into an interest rate swap agreement which initially fixed the interest rate on 50% of the amortizing balance of our term debt, exclusive of the credit spread on the debt. We have determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. See Note 9 - Derivative to our condensed consolidated financial statements. Excluding the impact of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million and $0.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million for the three months ended June 30, 2019.

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

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments including available insurance recoveries, which would impact its profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require it to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect its financial results. In the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement which remains subject to court approval. The Company believes the outcome of any outstanding loss contingencies as of June 30, 2019 will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The below Risk Factor should be considered along with our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2018.

The interest rates under our Amended and Restated Credit Agreement and related interest rate swap may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest under both our Amended and Restated Credit Agreement and our hedging agreement. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement reference rate with the banks under our Amended and Restated Credit Agreement and related hedging agreement, and amend the agreements accordingly. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

ITEM 6.	EXHIBITS

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Kevin C. Clark, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by Kevin C. Clark, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Represents a management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: August 1, 2019	By:	/s/ William J. Burns
William J. Burns Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)