Form 10-Q
period 2019-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2019-11-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 36,877,022 shares of Common Stock, par value $0.0001 per share, as of October 31, 2019.

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

September 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,458	$16,019
Accounts receivable, net of allowances of $3,375 in 2019 and $3,705 in 2018	170,339	166,128
Prepaid expenses	3,764	6,208
Insurance recovery receivable	4,631	4,186
Other current assets	1,496	2,364
Total current assets	189,688	194,905
Property and equipment, net of accumulated depreciation of $34,617 in 2019 and $33,476 in 2018	11,953	13,628
Operating lease right-of-use assets	17,796	—
Goodwill	101,066	101,060
Trade names, indefinite-lived	5,900	20,402
Other intangible assets, net	48,725	55,182
Non-current deferred tax assets	—	23,750
Other non-current assets	18,863	18,076
Total assets	$393,991	$427,003

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$50,291	$43,744
Accrued compensation and benefits	34,683	33,332
Current portion of long-term debt	—	5,235
Operating lease liabilities - current	4,936	—
Other current liabilities	3,578	3,075
Total current liabilities	93,488	85,386
Long-term debt, less current portion	70,556	77,944
Operating lease liabilities - non-current	20,112	—
Non-current deferred tax liabilities	7,824	95
Long-term accrued claims	29,616	29,299
Other long-term liabilities	8,748	16,081
Total liabilities	230,344	208,805

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	304,764	303,048
Accumulated other comprehensive loss	(1,244)	(1,462)
Accumulated deficit	(140,631)	(84,062)
Total Cross Country Healthcare, Inc. stockholders' equity	162,893	217,528
Noncontrolling interest in subsidiary	754	670
Total stockholders' equity	163,647	218,198
Total liabilities and stockholders' equity	$393,991	$427,003

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue from services	$209,200	$200,717	$607,128	$615,577
Operating expenses:
Direct operating expenses	158,194	149,155	456,280	456,573
Selling, general and administrative expenses	44,407	44,086	136,387	135,004
Bad debt expense	588	502	1,503	1,312
Depreciation and amortization	2,907	2,892	9,448	8,764
Acquisition-related contingent consideration	(426)	16	74	449
Acquisition and integration costs	—	70	311	261
Restructuring costs	1,607	1,351	2,884	1,979
Legal settlement charges	—	—	1,600	—
Impairment charges	1,804	—	16,306	—
Total operating expenses	209,081	198,072	624,793	604,342
Income (loss) from operations	119	2,645	(17,665)	11,235
Other expenses (income):
Interest expense	1,398	1,512	4,258	4,225
Loss on derivative	1,284	—	1,284	—
Loss on early extinguishment of debt	94	36	508	36
Other income, net	(54)	(170)	(212)	(369)
(Loss) income before income taxes	(2,603)	1,267	(23,503)	7,343
Income tax expense	94	1,385	31,840	3,717
Consolidated net (loss) income	(2,697)	(118)	(55,343)	3,626
Less: Net income attributable to noncontrolling interest in subsidiary	431	323	1,226	886
Net (loss) income attributable to common shareholders	$(3,128)	$(441)	$(56,569)	$2,740

Net (loss) income per share attributable to common shareholders - Basic	$(0.09)	$(0.01)	$(1.58)	$0.08

Net (loss) income per share attributable to common shareholders - Diluted	$(0.09)	$(0.01)	$(1.58)	$0.08

Weighted average common shares outstanding:
Basic	35,865	35,594	35,797	35,682
Diluted	35,865	35,594	35,797	35,881

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated net (loss) income	$(2,697)	$(118)	$(55,343)	$3,626

Other comprehensive income, before income tax:
Unrealized foreign currency translation (loss) gain	(29)	(94)	44	(184)
Unrealized (loss) gain on interest rate contracts	(104)	203	(1,078)	222
Reclassification adjustment to statement of operations	1,284	62	1,312	148
	1,151	171	278	186
Taxes on other comprehensive income:
Income tax effect related to foreign currency translation adjustments	7	(24)	25	(41)
Income tax effect related to unrealized (loss) gain on interest rate contracts	(325)	51	(571)	56
Income tax expense related to reclassification adjustment to statement of operations	86	16	93	38
Valuation allowance adjustment	292	—	513	—
	60	43	60	53
Other comprehensive income, net of tax	1,091	128	218	133

Comprehensive (loss) income	(1,606)	10	(55,125)	3,759
Less: Net income attributable to noncontrolling interest in subsidiary	431	323	1,226	886
Comprehensive (loss) income attributable to common shareholders	$(2,037)	$(313)	$(56,351)	$2,873

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2019 and 2018
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2019	35,860	$4	$303,795	$(2,335)	$(137,503)	$727	$164,688
Exercise of share options	2	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	5	—	(13)	—	—	—	(13)
Equity compensation	—	—	982	—	—	—	982
Foreign currency translation adjustment, net of taxes	—	—	—	(29)	—	—	(29)
Net change in hedging transaction, net of taxes	—	—	—	1,120	—	—	1,120
Distribution to noncontrolling shareholder	—	—	—	—	—	(404)	(404)
Net (loss) income	—	—	—	—	(3,128)	431	(2,697)
Balances at September 30, 2019	35,867	$4	$304,764	$(1,244)	$(140,631)	$754	$163,647

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2018	35,606	$4	$301,353	$(1,160)	$(63,930)	$604	$236,871
Exercise of share options	3	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	5	—	(27)	—	—	—	(27)
Equity compensation	—	—	981	—	—	—	981
Stock repurchase and retirement	(33)	—	(300)	—	—	—	(300)
Foreign currency translation adjustment, net of taxes	—	—	—	(70)	—	—	(70)
Net change in hedging transaction, net of taxes	—	—	—	197	—	—	197
Distribution to noncontrolling shareholder	—	—	—	—	—	(279)	(279)
Net (loss) income	—	—	—	—	(441)	323	(118)
Balances at September 30, 2018	35,581	$4	$302,007	$(1,033)	$(64,371)	$648	$237,255

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2019 and 2018
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198
Exercise of share options	10	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	231	—	(801)	—	—	—	(801)
Equity compensation	—	—	2,517	—	—	—	2,517
Foreign currency translation adjustment, net of taxes	—	—	—	43	—	—	43
Net change in hedging transaction, net of taxes	—	—	—	175	—	—	175
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,142)	(1,142)
Net (loss) income	—	—	—	—	(56,569)	1,226	(55,343)
Balances at September 30, 2019	35,867	$4	$304,764	$(1,244)	$(140,631)	$754	$163,647

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2017	35,838	$4	$305,362	$(1,166)	$(67,111)	$630	$237,719
Exercise of share options	19	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	156	—	(719)	—	—	—	(719)
Equity compensation	—	—	2,364	—	—	—	2,364
Stock repurchase and retirement	(432)	—	(5,000)	—	—	—	(5,000)
Foreign currency translation adjustment, net of taxes	—	—	—	(143)	—	—	(143)
Net change in hedging transaction, net of taxes	—	—	—	276	—	—	276
Distribution to noncontrolling shareholder	—	—	—	—	—	(868)	(868)
Net income	—	—	—	—	2,740	886	3,626
Balances at September 30, 2018	35,581	$4	$302,007	$(1,033)	$(64,371)	$648	$237,255

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Consolidated net (loss) income	$(55,343)	$3,626
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,448	8,764
Provision for allowances	2,554	3,658
Deferred income tax expense	31,456	3,046
Non-cash lease expense	3,799	—
Impairment charges	16,306	—
Equity compensation	2,517	2,364
Other non-cash costs	962	1,454
Changes in operating assets and liabilities:
Accounts receivable	(6,766)	2,745
Prepaid expenses and other assets	1,483	(1,145)
Accounts payable and accrued expenses	7,797	(1,675)
Operating lease liabilities	(4,355)	—
Other	1,035	(1,080)
Net cash provided by operating activities	10,893	21,757

Cash flows from investing activities
Acquisition-related settlements	—	(149)
Purchases of property and equipment	(2,042)	(3,405)
Net cash used in investing activities	(2,042)	(3,554)

Cash flows from financing activities
Principal payments on Term Loan	(12,500)	(8,750)
Stock repurchase and retirement	—	(5,000)
Other	(2,913)	(1,841)
Net cash used in financing activities	(15,413)	(15,591)

Effect of exchange rate changes on cash	1	(84)

Change in cash and cash equivalents	(6,561)	2,528
Cash and cash equivalents at beginning of period	16,019	25,537
Cash and cash equivalents at end of period	$9,458	$28,065

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated balance sheets and statements of cash flows, and as presented in Note 3 - Revenue Recognition and Note 13 - Segment Data.

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

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the consolidated statements of operations primarily include employee termination costs and lease-related exit costs.

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

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2019	$556	$127
Charged to restructuring costs	1,104	—
Payments	(373)	(62)
Balance at March 31, 2019	1,287	65
Charged to restructuring costs	137	—
Payments	(592)	(22)
Balance at June 30, 2019	832	43
Charged to restructuring costs	238	1,310
Payments	(615)	(75)
Balance at September 30, 2019	$455	$1,278

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

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires that, as lessee, leases, as defined by the standard, are to be recognized on the balance sheet as right-of-use assets and as lease liabilities. The Company elected not to apply the recognition requirements to short-term leases (leases with terms of twelve months or less), and to apply the transition method, which is applied prospectively, measuring and recognizing the initial right-of-use asset and liability at January 1, 2019, without revising comparative period information or disclosure. In addition, the Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to forego assessment of: (1) whether contracts are or contain leases; (2) lease classification; and (3) initial direct costs. Consistent with current accounting, all of the Company's existing leases identified under ASC 840 will be treated as operating leases. The Company has also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all of its underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

As of the later of January 1, 2019 or each lease’s respective commencement date, the Company recorded lease liabilities equal to the present value of its remaining minimum lease payments and right-of-use assets equal to the corresponding lease liability adjusted for any prepaid or accrued lease payments and the remaining balance of lease incentives received. At the transition date, the right-of-use asset and total lease liabilities were $22.0 million and $28.6 million, respectively. The difference between the right-of-use asset and lease liabilities is due to the derecognition of accrued lease payments of $7.2 million, previously included in other current and non-current liabilities, and prepaid rent of $0.6 million, previously included in prepaid expenses. See Note 10 - Leases.

3.    REVENUE RECOGNITION
The Company's revenues, generated from temporary staffing services and other services, are disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended September 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$181,640	$19,236	$—	$200,876
Other Services	3,334	1,171	3,819	8,324
Total	$184,974	$20,407	$3,819	$209,200

	Three Months ended September 30, 2018
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$172,825	$19,643	$—	$192,468
Other Services	3,120	1,515	3,614	8,249
Total	$175,945	$21,158	$3,614	$200,717

	Nine Months ended September 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$532,036	$51,217	$—	$583,253
Other Services	9,362	3,377	11,136	23,875
Total	$541,398	$54,594	$11,136	$607,128

	Nine Months ended September 30, 2018
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$529,662	$59,816	$—	$589,478
Other Services	9,826	4,236	12,037	26,099
Total	$539,488	$64,052	$12,037	$615,577

Accounts receivable includes estimated revenue for the Company's employees', subcontracted employees', and independent contractors’ time worked but not yet invoiced. At September 30, 2019 and December 31, 2018, the Company's estimate of amounts that had been worked but had not been invoiced totaled $45.8 million and $44.1 million, respectively, and are included in accounts receivable on the Company's condensed consolidated balance sheets.

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

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). In connection with the Mediscan acquisition, the Company assumed contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the years 2016 through 2019. Payments related to the years 2016 through 2018 were limited to $0.3 million annually and 2019 is uncapped. During each of the nine months ended September 30, 2019 and 2018, the Company paid $0.3 million related to the years 2018 and 2017. As of September 30, 2019, the fair value of the remaining obligations was estimated at $7.5 million and is included in other current and other long-term liabilities on the condensed consolidated balance sheets. See Note 11 - Fair Value Measurements.

5.	COMPREHENSIVE INCOME

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes, if applicable. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.2 million at September 30, 2019 and $1.3 million at December 31, 2018. In the third quarter of 2019, as a result of the recognition of an unrealized loss on the termination of the Company's interest rate swap agreement, the balance in other comprehensive loss was reversed. As of December 31, 2018, the cumulative impact of net changes in derivative instruments was a loss of $0.2 million. See Note 9 - Derivative.

The income tax impact related to components of other comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018 is reflected on the condensed consolidated statements of comprehensive (loss) income. During the second quarter of 2019, the Company established a valuation allowance on its deferred tax assets. As a result, the first quarter's tax impact recorded through other comprehensive income was reversed.

6.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common shareholders - Basic and Diluted	$(3,128)	$(441)	$(56,569)	$2,740

Denominator:
Weighted average common shares - Basic	35,865	35,594	35,797	35,682
Effect of diluted shares:
Share-based awards	—	—	—	199
Weighted average common shares - Diluted	35,865	35,594	35,797	35,881

Net (loss) income per share attributable to common shareholders - Basic	$(0.09)	$(0.01)	$(1.58)	$0.08

Net (loss) income per share attributable to common shareholders - Diluted	$(0.09)	$(0.01)	$(1.58)	$0.08

For the three and nine months ended September 30, 2019 and 2018, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

Due to the net loss for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, 317,905, 177,449, and 130,965 shares, respectively, were excluded from diluted weighted average shares.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$11,506	$19,024	$30,530	$9,216	$21,314
Customer relationships	49,758	25,771	23,987	49,758	23,296	26,462
Non-compete agreements	320	145	175	320	97	223
Trade names	7,700	2,161	5,539	8,879	1,696	7,183
Other intangible assets, net	$88,308	$39,583	$48,725	$89,487	$34,305	$55,182
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$20,402

As of September 30, 2019, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2019	$1,791
2020	7,056
2021	6,848
2022	6,772
2023	6,669
Thereafter	19,589
$48,725

Trade names and other intangible assets
As part of evolving its go-to-market strategy, in the second quarter of 2019, the Company began eliminating certain brands across all of its segments. The Company’s rebranding efforts resulted in a $14.5 million write-off of indefinite-lived trade names related to its Nurse and Allied Staffing business segment, which is presented as impairment charges on the condensed consolidated statements of operations. In addition, certain finite-lived trade names were accelerated, which resulted in additional amortization expense related to the Company's Nurse and Allied Staffing and Physician Staffing business segments of $0.1 million and $0.5 million, respectively, during the quarter ended June 30, 2019, and $0.3 million related to its Physician Staffing business segment during the quarter ended September 30, 2019. There was no additional amortization expense for Nurse and Allied Staffing in the quarter ended September 30, 2019.
Goodwill
As of September 30, 2019, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. As a result, management concluded that no impairment testing was warranted as of September 30, 2019. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance.

As a result of the Company merging its permanent search recruitment brands into its Search segment in the second quarter of 2019, $2.4 million of goodwill was reassigned to its Search reporting unit from Nurse and Allied Staffing. As of September 30, 2019, goodwill by reporting segment was: $86.4 million for Nurse and Allied Staffing, $2.8 million for Physician Staffing, and $11.9 million for Search, totaling $101.1 million. See Note 13 - Segment Data.

8.    DEBT

The Company's long-term debt consisted of the following:

	September 30, 2019		December 31, 2018
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest 5.4% and 4.8% at September 30, 2019 and December 31, 2018, respectively	$71,376	$(820)	$83,876	$(697)
Less current portion	—	—	(5,235)	—
Long-term debt	$71,376	$(820)	$78,641	$(697)

Amended and Restated Senior Credit Facility

On September 30, 2019, the Company entered into a Third Amendment (Third Amendment) to its Amended and Restated Credit Agreement dated August 1, 2017 that modified the following: (1) reduced the Aggregate Revolving Commitments from $75.0 million to $65.0 million on the effective date, to $55.0 million on October 31, 2019, to $45.0 million on November 30, 2019, and to $35.0 million on December 31, 2019; (2) reduced the Letter of Credit sublimit from $35.0 million to $25.0 million; (3) changed the maximum Consolidated Net Leverage Ratio from 4.25:1:00 to 4.60:1:00 for the period ending September 30, 2019; and (4) changed the minimum Consolidated Fixed Charge Coverage Ratio from 1.50:1.00 to 1.10:1.00 for the period ending September 30, 2019. The Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement as of September 30, 2019.

On March 29, 2019, the Company entered into a Second Amendment (Second Amendment) to its Amended and Restated Credit Agreement that, among other administrative changes, modified the following: (1) changed the financial leverage ratio from Consolidated Total Leverage to Consolidated Net Leverage and permitted a maximum Consolidated Net Leverage Ratio of 4.60:1.00 for the periods of December 31, 2018 through June 30, 2019, 4.25:1:00 for the period ending September 30, 2019, 4.00:1.00 for the period ending December 31, 2019, 3.75:1.00 for the period ending March 31, 2020, 3.50:1.00 for the period ending June 30, 2020, 3.25:1.00 for the period ending September 30, 2020, and maintained 3.00:1:00 for the periods thereafter and as adjusted pursuant to a Specified and Qualified Permitted Acquisition (as defined therein); (2) the Applicable Margin definition was revised to: modify Level V to be greater than or equal to 3.00:1.00 but less than 3.50:1.00; added an additional Level VI if the Consolidated Net Leverage is greater than or equal to 3.50:1.00 but less than 4.00:1.00; and added an additional Level VII if Consolidated Net Leverage Ratio is greater than 4.00:1.00. The added Levels VI and VII resulted in an increase in the Applicable Margin for borrowing from their respective prior Levels by 25 basis points for each and an increase of 5 basis points to the Commitment Fee for each; (3) added an additional financial covenant for the quarters ending March 31, 2019 through and including the quarter ending December 31, 2019, that requires the Consolidated Asset Coverage Ratio to be no less than 1.10:1.00; and (4) lowered the Aggregate Revolving Commitments from $115.0 million to $75.0 million through the exercise of a $40 million Optional Reduction.

Both amendments were treated as modifications. As a result, debt issuance costs were written off and included as loss on early extinguishment of debt on the consolidated condensed statement of operations. In addition, fees paid in connection with the Second Amendment of $0.6 million in the first six months of 2019, as well as $0.1 million paid in fees in the third quarter of 2019 in connection with the Third Amendment, were included as debt issuance costs associated with the revolving credit facility and as a reduction to the carrying amount of the term loan and were expected to be amortized to interest expense over the remaining term of the arrangement.

On March 29, 2019 and June 28, 2019, the Company made optional prepayments of $7.5 million and $5.0 million, respectively, on its Term Loan, which have been allocated to the next consecutive scheduled quarterly payments resulting in the next seven and a portion of the eighth payment being prepaid. The Company had the right at any time and from time to time to prepay any borrowing, in whole or in part, without premium or penalty, by giving written notice (or telephonic notice promptly confirmed in writing). The Company was required to prepay its Term Loan and Revolving Credit Facility under certain circumstances including from net cash proceeds from asset sales or dispositions in excess of certain thresholds, as well as from net cash proceeds from the issuance of certain debt by the Company.

As of September 30, 2019, the aggregate scheduled maturities of the term loan were as follows:

Term Loan
(amounts in thousands)
Through Years Ending December 31:
2019	$—
2020	—
2021	5,386
2022	65,990
2023	—
Thereafter	—
Total	$71,376
Subject to the terms of the Amended and Restated Credit Agreement, the Company paid interest on: (i) each Base Rate Loan at the Base Rate (as defined therein) plus the Applicable Margin in effect from time to time, (ii) each LIBOR Index Rate Loan at the One Month LIBOR Index Rate (as defined therein) plus the Applicable Margin in effect from time to time, and (iii) each Eurodollar Loan at the Adjusted LIBOR for the applicable Interest Period (as defined therein) in effect for such Loan plus the Applicable Margin in effect from time to time. The Applicable Margin, as of any date, was a percentage per annum determined by reference to the applicable Consolidated Net Leverage Ratio (as defined by the agreement) in effect on such date.

As of September 30, 2019, the Amended Term Loan and Amended Revolving Credit Facility bore interest at a rate equal to One Month LIBOR plus 3.25%. The interest rate was subject to an increase of 2.00% if an event of default exists under the Amended and Restated Credit Agreement. The Company was required to pay a commitment fee on the average daily unused portion of the Amended Revolving Credit Facility, based on the Applicable Margin which is 0.50% as of September 30, 2019. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt, which was effective April 2, 2018. The Company terminated its interest rate swap agreement on September 26, 2019. See Note 9 - Derivative.

The Amended and Restated Credit Agreement contained customary representations, warranties, and affirmative covenants. The Amended and Restated Credit Agreement also contained customary negative covenants, subject to some exceptions, on: (i) indebtedness and preferred equity; (ii) liens; (iii) fundamental changes; (iv) investments; (v) restricted payments; and (vi) sale of assets and certain other restrictive agreements. The Amended and Restated Credit Agreement also contained customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The obligations under the Amended and Restated Credit Agreement were guaranteed by all of the Company’s domestic wholly-owned subsidiaries and are secured by a first-priority security interest in the Collateral (as defined therein).
As of September 30, 2019, the Company had $20.6 million letters of credit outstanding, which related to the Company’s workers’ compensation and professional liability insurance policies.

ABL Loan Agreement October 2019

On October 25, 2019, the Company entered into a new $120.0 million senior secured asset-based credit facility (the ABL) and terminated its commitments under its Amended and Restated Credit Agreement.

The initial amounts drawn on the new ABL included funds to repay its then outstanding borrowings of $75.4 million under its prior Amended and Restated Credit Agreement and $1.3 million for the payment of fees, expenses, and accrued interest, as well as to backstop $21.2 million for outstanding letters of credit, leaving $21.4 million of borrowing availability. The refinancing is treated as extinguishment of debt, and, as a result, the Company expects to recognize an additional loss on early extinguishment of debt in the fourth quarter of 2019 of approximately $1.4 million, related to the write-off of debt issuance costs.

The ABL provides for a five-year revolving credit facility, including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit. Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability, initially equal to $16.9 million, and reducing over time in accordance with the terms of the definitive loan agreement for the ABL (the Loan Agreement), minus customary reserves, and subject to customary adjustments. As of the closing, the amount of the borrowing base was $119.3 million. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. Additionally, the facility contains an uncommitted accordion provision to increase the amount of the facility by an additional $30.0 million.

Borrowings under the ABL generally bear interest at a variable rate based on either LIBOR or Base Rate plus an applicable margin, subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees and an administrative fee. The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors under the ABL, subject to customary exceptions.

The Loan Agreement also contains customary events of default. If an event of default under the Loan Agreement occurs and is continuing, then the administrative agent or the requisite lenders may declare any outstanding obligations under the Loan Agreement to be immediately due and payable. In addition, if the Company or any of its subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, than any outstanding obligations under the Loan Agreement will automatically become due and payable.

9.    DERIVATIVE

The Company had an interest rate swap agreement that, at initiation, effectively fixed the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt. The interest rate swap agreement required the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount corresponding with the initial term loan payment schedule, and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. As of December 31, 2018, the interest rate swap was treated as a cash flow hedge and its fair value of a $0.2 million liability is included in other current and other long-term liabilities on the consolidated balance sheets.

The Company anticipated entering into the new asset-based credit facility that closed in October 2019 (See Note 8 - Debt). In contemplation of that, the Company terminated its interest rate swap agreement by making a cash payment of $1.3 million on September 26, 2019, which is included in net cash provided by operating activities on the condensed consolidated statement of cash flows. As the forecasted interest payments related to the swap were no longer expected to occur, the unrealized amount of loss that had accumulated in other comprehensive loss was recognized resulting in a $1.3 million loss in the third quarter of 2019, included in loss on derivative on the condensed consolidated statement of operations.

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

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	September 30, 2019
(amounts in thousands)
Operating lease right-of-use assets	$17,796
Operating lease liabilities - current	$4,936
Operating lease liabilities - non-current	$20,112

Weighted-average remaining lease term	4.9 years
Weighted average discount rate (a)	6.26%
________________

(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of September 30, 2019:

Years Ending December 31:	(amounts in thousands)
2019	$1,254
2020	6,775
2021	5,924
2022	5,042
2023	4,696
Thereafter	5,869
Total minimum lease payments	29,560
Less: amount of lease payments representing interest	(4,512)
Present value of future minimum lease payments	25,048
Less: current lease obligations	(4,936)
Non-current lease obligations	$20,112

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

Other Information

The table below provides information regarding supplemental cash flows:

Nine Months Ended
September 30, 2019
(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,619
Right-of-use assets obtained in exchange for new operating lease liabilities	$872

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,646	$5,038
Short-term lease expense	$2,124	$6,232
Variable and other lease costs	$598	$1,975

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses and direct operating expenses on the Company's condensed consolidated statements of operations, depending on the nature of the leased asset. In the third quarter of 2019, the Company ceased use of several facilities and is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.2 million, presented as impairment charges on the condensed consolidated statements of operations. See Note 11 - Fair Value Measurements.

As of September 30, 2019, the Company does not have any material operating leases which have not yet commenced.

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

Interest rate swap agreement—The Company utilized Level 2 inputs to value its interest rate swap agreement through the date of its termination. See Note 8 - Debt and Note 9 - Derivative.

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan are contingent upon meeting certain performance requirements through 2019. The long-term portion of these liabilities has been included in other long-term liabilities, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. The Mediscan contingent consideration liability had been measured at fair value through June 30, 2019 using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. As of September 30, 2019, due to the end of the earnout period approaching, the Company measured the fair value of the liability based on the expected payout. See Note 4 - Acquisitions.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	September 30, 2019	December 31, 2018
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$723	$—
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,019	$1,725
(Level 2)
Interest rate swaps	$—	$234
(Level 3)
Contingent consideration liabilities	$7,484	$7,689

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

Contingent Consideration
Liabilities
(amounts in thousands)
December 31, 2018	$7,689
Payments	(100)
Valuation adjustment	247
March 31, 2019	7,836
Valuation adjustment	253
June 30, 2019	8,089
Payments	(179)
Valuation adjustment	(426)
September 30, 2019	$7,484

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

During an evaluation of goodwill, trade names, and other intangible assets during the fourth quarter of 2018, the carrying value of goodwill and trade names in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporated fair value measurements based on Level 3 inputs.

In the second quarter of 2019, the Company eliminated certain of its brands as part of a rebranding strategy. and as a result, recorded impairment charges of $14.5 million related to its trade names in Nurse and Allied Staffing. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

In the third quarter of 2019, the Company ceased use of several facilities and is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.2 million. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The fair value of the right-of-use asset was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. Furthermore, the Company wrote-off a total of $0.6 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a level 3 measurement.

Impairment charges on the condensed consolidated statement of operations include impairment of the trade names, the right-of-use assets, leasehold improvements, and property and equipment, and totaled $16.3 million for the nine months ended September 30, 2019.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Term Loan, net	$70,556	$71,400	$83,179	$81,800

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

12.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the nine months ended September 30, 2019, the Company did not repurchase any shares of its Common Stock. During the nine months ended September 30, 2018, the Company repurchased and retired 432,439 shares of its Common Stock for $5.0 million, at an average market price of $11.54 per share, under an authorized share repurchase program.

As of September 30, 2019, the Company has 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Amended and Restated Credit Agreement.

Share-Based Payments

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the nine months ended September 30, 2019:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2019	589,120	$12.00	365,149	$12.35
Granted	837,099	$7.06	192,939	$7.06
Vested	(331,395)	$11.66	—	$—
Forfeited	(84,515)	$9.26	(189,619)	$12.25
Unvested restricted stock awards, September 30, 2019	1,010,309	$8.52	368,469	$9.64

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

During the three and nine months ended September 30, 2019, $1.0 million and $2.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 5,233 and 230,986 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Search. The Company manages and segments its business based on the services it offers to its customers as described below:

●
Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the United States.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$184,974	$175,945	$541,398	$539,488
Physician Staffing	20,407	21,158	54,594	64,052
Search	3,819	3,614	11,136	12,037
	$209,200	$200,717	$607,128	$615,577

Contribution income (loss):
Nurse and Allied Staffing	$16,097	$16,507	$46,504	$50,064
Physician Staffing	811	1,307	1,724	4,190
Search	78	97	(526)	833
	16,986	17,911	47,702	55,087

Corporate overhead	10,975	10,937	34,744	32,399
Depreciation and amortization	2,907	2,892	9,448	8,764
Acquisition-related contingent consideration	(426)	16	74	449
Acquisition and integration costs	—	70	311	261
Restructuring costs	1,607	1,351	2,884	1,979
Legal settlement charges	—	—	1,600	—
Impairment charges	1,804	—	16,306	—
Income (loss) from operations	$119	$2,645	$(17,665)	$11,235

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the three and nine months ended September 30, 2018, $0.4 million and $1.3 million of revenue, respectively, and less than $0.1 million and $0.1 million contribution income, respectively, were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation.

14.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. In the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement which remains subject to court approval. The Company believes the outcome of any outstanding loss contingencies as of September 30, 2019 will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. The Company is cooperating with the investigation.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Non-income tax expense is included in selling, general and administrative expenses on its condensed consolidated statements of operations and the liability is reflected in other current liabilities as of September 30, 2019 and December 31, 2018, on its condensed consolidated balance sheets.

15.	INCOME TAXES

For the three and nine months ended September 30, 2019, the Company calculated its effective tax rate based on year-to-date results, pursuant to the Income Taxes Topic of the FASB ASC, as opposed to estimating its annual effective tax rate. For the three and nine months ended September 30, 2018, the Company estimated its annual effective tax rate and applied that rate to year-to-date results. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was negative 3.6% and negative 135.5%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2019 was a negative 7.0% and 2.6%, respectively. The effective tax rate for the three months ended September 30, 2019 was primarily impacted by international and state taxes while the effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the additional valuation allowance, impairment of indefinite-lived intangibles, and international and state taxes.
In the second quarter of 2019, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of this evaluation, an additional valuation allowance of $36.0 million was recorded ($35.8 million of which was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income) to reduce the portion of the deferred tax asset that is not more likely than not to be realized.
The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. As of September 30, 2019 and December 31, 2018, the Company had valuation allowances of $37.7 million and $1.2 million, respectively. The September 30, 2019 valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized. The December 31, 2018 valuation allowance applied to the uncertainty of the realization of certain state net operating losses.
As of September 30, 2019, the Company had approximately $0.7 million of unrecognized tax benefits included in other long-term liabilities ($5.7 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the three months ended September 30, 2019, the Company reduced its unrecognized tax benefits by $0.9 million related to statute of limit expirations and a change in expected tax resolutions, the majority of which was offset by valuation allowance. For the nine months ended September 30, 2019, the Company had gross decreases of $0.1 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years 2012 through 2018 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

16.    RELATED PARTY TRANSACTIONS

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes such services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.1 million for both the three and nine months ended September 30, 2019, and less than $0.1 million for both the three and nine months ended September 30, 2018. Accounts receivable due from these entities at September 30, 2019 and December 31, 2018 was less than $0.1 million.

The Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $6.3 million and $18.2 million for the three and nine months ended September 30, 2019, respectively, and $5.4 million and $14.5 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had a receivable balance of $2.9 million and $2.8 million, respectively, and a payable balance of $0.4 million and $0.3 million, respectively.

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.1 million and $0.3 million, respectively, in rent expense for these premises for the three and nine months ended September 30, 2018. In the fourth quarter of 2018, the Company vacated the premises.

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

18.    SUBSEQUENT EVENTS

In October 2019, the Company's senior credit facility was replaced by a new $120.0 million senior secured asset-based credit facility (ABL). The ABL provides for a five-year revolving credit facility, including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit. Availability under the ABL is subject to a borrowing base, which was $119.3 million at closing. See Note 8 - Debt.

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

Business Overview

We provide healthcare staffing, recruiting and total talent solutions to our customers through a network of 65 office locations throughout the United States. Our services include placing clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we offer flexible workforce management solutions to our customers including: managed service programs (MSP), education healthcare, as well as recruitment process outsourcing (RPO), and other outsourcing and value-added services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, we provide both retained and contingent placement services for healthcare executives, physicians, and other healthcare professionals.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Search.

●
Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 88% of our total revenue in the third quarter of 2019. Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services.

●
Physician Staffing – Physician Staffing represented approximately 10% of our total revenue in the third quarter of 2019. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

●
Search – Search represented approximately 2% of our total revenue in the third quarter of 2019. Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as RPO.

Summary of Operations

For the quarter ended September 30, 2019, revenue from services increased 4% year-over-year to $209.2 million, driven primarily by higher volumes. Profitability was impacted by higher compensation costs which drove lower bill-pay spreads. Profitability in the third quarter was also impacted by restructuring activities that resulted in additional restructuring charges of $1.6 million and impairment charges of $1.8 million, primarily related to leased space we expect to sublease. In addition, we recognized a loss on derivative for the early termination of an interest rate swap of $1.3 million in anticipation of the expected refinancing of our senior credit facility in the fourth quarter. Net loss attributable to common shareholders was $3.1 million, or a loss of $0.09 per share.
For the nine months ended September 30, 2019, we generated cash flow from operating activities of $10.9 million and made optional debt prepayments of $12.5 million on our Term Loan. As of September 30, 2019, we had $9.5 million of cash and cash equivalents and a principal balance of $71.4 million outstanding on our Term Loan, and there were no amounts drawn on our revolving credit facility. In October 2019, our senior credit facility was replaced by a new $120.0 million senior secured asset-based credit facility (ABL). See Note 8 - Debt to our condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	75.6	74.3	75.1	74.2
Selling, general and administrative expenses	21.2	22.0	22.5	21.9
Bad debt expense	0.3	0.3	0.2	0.2
Depreciation and amortization	1.4	1.4	1.6	1.4
Acquisition-related contingent consideration	(0.2)	—	—	0.1
Acquisition and integration costs	—	—	—	0.1
Restructuring costs	0.8	0.7	0.5	0.3
Legal settlement charges	—	—	0.3	—
Impairment charges	0.8	—	2.7	—
Income (loss) from operations	0.1	1.3	(2.9)	1.8
Interest expense	0.7	0.8	0.7	0.7
Loss on derivative	0.6	—	0.2	—
Loss on early extinguishment of debt	0.1	—	0.1	—
Other income, net	—	(0.1)	—	(0.1)
(Loss) income before income taxes	(1.3)	0.6	(3.9)	1.2
Income tax expense	—	0.7	5.2	0.6
Consolidated net (loss) income	(1.3)	(0.1)	(9.1)	0.6
Less: Net income attributable to noncontrolling interest in subsidiary	0.2	0.1	0.2	0.2
Net (loss) income attributable to common shareholders	(1.5)%	(0.2)%	(9.3)%	0.4%

Comparison of Results for the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2019	2018	$	%
	(Amounts in thousands)
Revenue from services	$209,200	$200,717	$8,483	4.2%
Direct operating expenses	158,194	149,155	9,039	6.1%
Selling, general and administrative expenses	44,407	44,086	321	0.7%
Bad debt expense	588	502	86	17.1%
Depreciation and amortization	2,907	2,892	15	0.5%
Acquisition-related contingent consideration	(426)	16	(442)	NM
Acquisition and integration costs	—	70	(70)	(100.0)%
Restructuring costs	1,607	1,351	256	18.9%
Impairment charges	1,804	—	1,804	100.0%
Income from operations	119	2,645	(2,526)	(95.5)%
Interest expense	1,398	1,512	(114)	(7.5)%
Loss on derivative	1,284	—	1,284	100.0%
Loss on early extinguishment of debt	94	36	58	161.1%
Other income, net	(54)	(170)	116	68.2%
(Loss) income before income taxes	(2,603)	1,267	(3,870)	(305.4)%
Income tax expense	94	1,385	(1,291)	(93.2)%
Consolidated net loss	(2,697)	(118)	(2,579)	NM
Less: Net income attributable to noncontrolling interest in subsidiary	431	323	108	33.4%
Net loss attributable to common shareholders	$(3,128)	$(441)	$(2,687)	(609.3)%

NM - Not meaningful

Revenue from services

Revenue from services increased 4.2%, to $209.2 million for the three months ended September 30, 2019, as compared to $200.7 million for the three months ended September 30, 2018, primarily driven by higher revenue from Nurse and Allied Staffing due to an increase in volume. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $9.0 million or 6.1%, to $158.2 million for the three months ended September 30, 2019, as compared to $149.2 million for the three months ended September 30, 2018. As a percentage of total revenue, direct operating expenses increased to 75.6% compared to 74.3% in the prior year period primarily due to higher compensation in Nurse and Allied Staffing driving a lower bill-pay spread.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 0.7%, to $44.4 million for the three months ended September 30, 2019, as compared to $44.1 million for the three months ended September 30, 2018. As a percentage of total revenue, selling, general and administrative expenses decreased to 21.2% for the three months ended September 30, 2019 as compared to 22.0% for the three months ended September 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense was $2.9 million for both the three months ended September 30, 2019 and 2018. The acceleration of amortization on the trade names related to our Physician Staffing business segment was offset by lower depreciation expense due to write-offs and fully amortized property and equipment. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Acquisition-related contingent consideration

Acquisition-related contingent consideration includes accretion and valuation adjustments on our contingent consideration liabilities, substantially related to the Mediscan acquisition, and was a benefit of $0.4 million for the three months ended September 30, 2019 and less than $0.1 million for the three months ended September 30, 2018. See Note 11 - Fair Value Measurements to our condensed consolidated financial statements.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs and lease-related exit costs, and totaled $1.6 million and $1.4 million during the three months ended September 30, 2019 and 2018, respectively.

Impairment charges

During the three months ended September 30, 2019, in connection with our restructuring activities we ceased using leased space which resulted in an evaluation of related long-lived assets pursuant to the Property, Plant and Equipment Topic of the FASB ASC. The evaluation resulted in impairment charges related to our right-of-use assets of $1.2 million and $0.6 million of impairment related to property and equipment. There were no similar charges for the three months ended September 30, 2018.

Interest expense

Interest expense was $1.4 million for the three months ended September 30, 2019 as compared to $1.5 million for the three months ended September 30, 2018. The impact of lower average borrowings was offset by a higher effective rate. The effective interest rate on our term loan borrowings increased to 6.4% for the three month period ended September 30, 2019 compared to 5.3% for the three months ended September 30, 2018.

Loss on derivative

Loss on derivative was $1.3 million for the three months ended September 30, 2019, which was paid to terminate an interest rate hedge related to our term loan that was subsequently refinanced in October 2019. There were no similar charges for the three months ended September 30, 2018.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.1 million for the three months ended September 30, 2019 related to write-offs of debt issuance costs resulting from a reduction in borrowing capacity on our revolving credit facility. Loss on early extinguishment of debt was not material for the three months ended September 30, 2018 and related to the optional prepayment of $5.0 million made on our Amended Term Loan on September 28, 2018.

Income tax expense

Income tax expense totaled $0.1 million for the three months ended September 30, 2019, compared to $1.4 million for the three months ended September 30, 2018. Income tax expense for the three months ended September 30, 2019 was primarily impacted by international and state taxes. Income tax expense for the three months ended September 30, 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. See Note 15 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2019	2018	$	%
	(Amounts in thousands)
Revenue from services	$607,128	$615,577	$(8,449)	(1.4)%
Direct operating expenses	456,280	456,573	(293)	(0.1)%
Selling, general and administrative expenses	136,387	135,004	1,383	1.0%
Bad debt expense	1,503	1,312	191	14.6%
Depreciation and amortization	9,448	8,764	684	7.8%
Acquisition-related contingent consideration	74	449	(375)	(83.5)%
Acquisition and integration costs	311	261	50	19.2%
Restructuring costs	2,884	1,979	905	45.7%
Legal settlement charges	1,600	—	1,600	100.0%
Impairment charges	16,306	—	16,306	100.0%
(Loss) income from operations	(17,665)	11,235	(28,900)	(257.2)%
Interest expense	4,258	4,225	33	0.8%
Loss on derivative	1,284	—	1,284	100.0%
Loss on early extinguishment of debt	508	36	472	NM
Other income, net	(212)	(369)	157	42.5%
(Loss) income before income taxes	(23,503)	7,343	(30,846)	(420.1)%
Income tax expense	31,840	3,717	28,123	756.6%
Consolidated net (loss) income	(55,343)	3,626	(58,969)	NM
Less: Net income attributable to noncontrolling interest in subsidiary	1,226	886	340	38.4%
Net (loss) income attributable to common shareholders	$(56,569)	$2,740	$(59,309)	NM

NM - Not meaningful

Revenue from services

Revenue from services decreased 1.4%, to $607.1 million for the nine months ended September 30, 2019, as compared to $615.6 million for the nine months ended September 30, 2018, due to lower volume in our Physician Staffing and Search businesses, partially offset by an increase in volume in our Nurse and Allied Staffing business. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $0.3 million or 0.1%, to $456.3 million for the nine months ended September 30, 2019, as compared to $456.6 million for the nine months ended September 30, 2018. As a percentage of total revenue, direct operating expenses increased to 75.1% compared to 74.2% in the prior year period primarily due to a lower bill-pay spread in our Nurse and Allied staffing business.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 1.0%, to $136.4 million for the nine months ended September 30, 2019, as compared to $135.0 million for the nine months ended September 30, 2018, due to higher healthcare costs, consulting and other professional service fees, and candidate attraction-related expenses, partially offset by our cost savings initiatives. The main driver for the increase in consulting fees was related to costs incurred in connection with the replacement of our applicant tracking system for our travel nurse business. As a percentage of total revenue, selling, general and administrative expenses increased to 22.5% for the nine months ended September 30, 2019 as compared to 21.9% for the nine months ended September 30, 2018.

Depreciation and amortization expense

Depreciation and amortization expense increased to $9.4 million for the nine months ended September 30, 2019 from $8.8 million for the nine months ended September 30, 2018. The increase is due to accelerated amortization of trade names of $0.9 million associated with our rebranding initiatives, partly offset by lower depreciation expense related to fully amortized assets that have not been replaced. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 11 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition-related contingent consideration

Acquisition-related contingent consideration for the nine months ended September 30, 2019 was $0.1 million and included accretion and valuation adjustments on our contingent consideration liabilities related to the Mediscan acquisition. Acquisition-related contingent consideration for the nine months ended September 30, 2018 was $0.4 million and substantially related to the Mediscan acquisition. In the third quarter of 2018, we determined that the contingent consideration earnout for USR would not be achieved and the entire liability was reversed. See Note 11 - Fair Value Measurements to our condensed consolidated financial statements.

Acquisition and integration costs

Acquisition and integration costs was $0.3 million for both the nine months ended September 30, 2019 and 2018, and related to prior acquisitions. These costs also included expenses incurred for potential transactions for the nine months ended September 30, 2019.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs and lease-related exit costs, and totaled $2.9 million and $2.0 million during the nine months ended September 30, 2019 and 2018, respectively.

Legal settlement charges

Legal settlement charges totaled $1.6 million during the nine months ended September 30, 2019 and related to the resolution of a medical malpractice lawsuit, as well as a California wage and hour class action settlement agreement. There were no similar charges for the nine months ended September 30, 2018.

Impairment charges

During the three months ended September 30, 2019, in connection with our restructuring activities we ceased using leased space which resulted in an evaluation of related long-lived assets pursuant to the Property, Plant and Equipment Topic of the FASB ASC. The evaluation resulted in impairment charges related to our right-of-use assets of $1.2 million and $0.6 million of impairment related to property and equipment. In addition, as part of evolving our go-to-market strategy, in the second quarter of 2019, we eliminated certain brands across all of our segments as part of our rebranding initiatives and, as a result, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. There were no similar charges for the nine months ended September 30, 2018. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 11 - Fair Value Measurements to our condensed consolidated financial statements.

Interest expense

Interest expense was $4.3 million for the nine months ended September 30, 2019, as compared to $4.2 million for the nine months ended September 30, 2018. The effective interest rate on our term loan borrowings increased to 6.2% for the nine month period ended September 30, 2019 compared to 4.9% for the nine months ended September 30, 2018. The impact of higher average interest rates was partly offset by lower average borrowings in the nine months ended September 30, 2019 due to optional debt prepayments on the Term Loan. See Note 8 - Debt to our condensed consolidated financial statements.

Loss on derivative

Loss on derivative was $1.3 million for the nine months ended September 30, 2019, which was paid to terminate an interest rate hedge related to our term loan that was subsequently refinanced in October 2019. There were no similar charges for the nine months ended September 30, 2018.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.5 million for the nine months ended September 30, 2019 related to write-offs of debt issuance costs resulting from a reduction in borrowing capacity on our revolving credit facility, as well as optional debt prepayments of $12.5 million made on our Term Loan. Loss on early extinguishment of debt was not material for the nine months ended September 30, 2018 and related to the optional prepayment of $5.0 million made on our Amended Term Loan on September 28, 2018.

Income tax expense
Income tax expense totaled $31.8 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively. Income tax expense for the nine months ended September 30, 2019 included $35.8 million of additional valuation allowance recorded as a discrete item, and was also impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. Income tax expense for the nine months ended September 30, 2018 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes.
Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$184,974	$175,945	$541,398	$539,488
Physician Staffing	20,407	21,158	54,594	64,052
Search	3,819	3,614	11,136	12,037
	$209,200	$200,717	$607,128	$615,577

Contribution income (loss):
Nurse and Allied Staffing	$16,097	$16,507	$46,504	$50,064
Physician Staffing	811	1,307	1,724	4,190
Search	78	97	(526)	833
	16,986	17,911	47,702	55,087

Corporate overhead	10,975	10,937	34,744	32,399
Depreciation and amortization	2,907	2,892	9,448	8,764
Acquisition-related contingent consideration	(426)	16	74	449
Acquisition and integration costs	—	70	311	261
Restructuring costs	1,607	1,351	2,884	1,979
Legal settlement charges	—	—	1,600	—
Impairment charges	1,804	—	16,306	—
Income (loss) from operations	$119	$2,645	$(17,665)	$11,235

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the three and nine months ended September 30, 2018, certain revenue and contribution income amounts were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation. See Note 13 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2019	2018	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,083	6,953	130	1.9%
Average Nurse and Allied Staffing revenue per FTE per day	$284	$275	9	3.3%

Physician Staffing statistical data:
Days filled	11,675	13,375	(1,700)	(12.7)%
Revenue per day filled	$1,748	$1,582	166	10.5%

	Nine Months Ended
	September 30,	September 30,		Percent
	2019	2018	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,039	7,187	(148)	(2.1)%
Average Nurse and Allied Staffing revenue per FTE per day	$282	$275	7	2.5%

Physician Staffing statistical data: (a)
Days filled	32,709	41,611	(8,902)	(21.4)%
Revenue per day filled	$1,669	$1,539	130	8.4%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $9.1 million, or 5.1%, to $185.0 million for the three months ended September 30, 2019, compared to $175.9 million for the three months ended September 30, 2018, primarily due to higher volume and demand in travel staffing, partly related to an increase in demand from our MSPs, and modest price increases.

Contribution income from Nurse and Allied Staffing decreased $0.4 million or 2.5%, to $16.1 million for the three months ended September 30, 2019, compared to $16.5 million for the three months ended September 30, 2018, primarily due to a lower bill-pay spread. As a percentage of segment revenue, contribution income margin was 8.7% for the three months ended September 30, 2019, compared to 9.4% for the three months ended September 30, 2018.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended September 30, 2019 increased 1.9% from the three months ended September 30, 2018. The average Nurse and Allied Staffing revenue per FTE per day increased 3.3%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $0.8 million, or 3.5%, to $20.4 million for the three months ended September 30, 2019, compared to $21.2 million for the three months ended September 30, 2018, primarily due to a lower number of days filled, partially offset by higher bill rates primarily due to mix. Revenue and days filled in the third quarter of 2019 increased 13.2% and 8.6%, respectively, from the second quarter of 2019.

Contribution income from Physician Staffing decreased $0.5 million, or 37.9% to $0.8 million for the three months ended September 30, 2019, compared to $1.3 million for the three months ended September 30, 2018. As a percentage of segment revenue, contribution income was 4.0% for the three months ended September 30, 2019, compared to 6.2% for the three months ended September 30, 2018, primarily driven by lower revenue.

Total days filled for Physician Staffing for the three months ended September 30, 2019 were 11,675 as compared with 13,375 in the prior year. Revenue per day filled was $1,748 as compared with $1,582 in the prior year, due to a shift in the mix of business.

Search

Revenue from Search increased $0.2 million, or 5.7%, to $3.8 million for the three months ended September 30, 2019, compared to $3.6 million for the three months ended September 30, 2018, due to an increase in physician placements.

Contribution income from Search was $0.1 million for both the three months ended September 30, 2019 and 2018.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives). Corporate overhead increased to $11.0 million for the three months ended September 30, 2019, from $10.9 million for the three months ended September 30, 2018. As a percentage of consolidated revenue, corporate overhead was 5.2% for the three months ended September 30, 2019 and 5.4% for the three months ended September 30, 2018.

Segment Comparison - Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $1.9 million, or 0.4%, to $541.4 million for the nine months ended September 30, 2019, compared to $539.5 million for the nine months ended September 30, 2018, primarily due to higher average bill rates partly offset by lower volume. Volume declines in local staffing were partially offset by increases in travel allied and education healthcare staffing. Our bill rates benefited from a higher mix of premium rate business.

Contribution income from Nurse and Allied Staffing decreased $3.6 million or 7.1%, to $46.5 million for the nine months ended September 30, 2019, compared to $50.1 million for the nine months ended September 30, 2018, primarily due to a lower bill-pay spread in travel nurse and travel allied. As a percentage of segment revenue, contribution income margin was 8.6% for the nine months ended September 30, 2019, compared to 9.3% for the nine months ended September 30, 2018.

The average number of Nurse and Allied Staffing FTEs on contract during the nine months ended September 30, 2019 decreased 2.1% from the nine months ended September 30, 2018. The average Nurse and Allied Staffing revenue per FTE per day increased 2.5%, reflecting higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $9.5 million, or 14.8%, to $54.6 million for the nine months ended September 30, 2019, compared to $64.1 million for the nine months ended September 30, 2018, primarily due to a lower number of days filled, partially offset by higher bill rates due to mix.

Contribution income from Physician Staffing decreased $2.5 million, or 58.9% to $1.7 million for the nine months ended September 30, 2019, compared to $4.2 million for the nine months ended September 30, 2018. As a percentage of segment revenue, contribution income was 3.2% for the nine months ended September 30, 2019, compared to 6.5% for the nine months ended September 30, 2018, driven by lower revenue, partially offset by lower selling, general and administrative expenses.

Total days filled for Physician Staffing for the nine months ended September 30, 2019 were 32,709 as compared with 41,611 in the prior year. Revenue per day filled was $1,669 as compared with $1,539 in the prior year, due to a shift in the mix of business.

Search

Revenue from Search decreased $0.9 million, or 7.5%, to $11.1 million for the nine months ended September 30, 2019, compared to $12.0 million for the nine months ended September 30, 2018, due to a decline in physician searches, partly offset by an increase in executive search placements.

Contribution loss from Search for the nine months ended September 30, 2019 was $0.5 million, compared to income for the nine months ended September 30, 2018 of $0.8 million.

Corporate Overhead

Corporate overhead increased to $34.7 million for the nine months ended September 30, 2019, from $32.4 million for the nine months ended September 30, 2018, primarily due to higher consulting and other professional service fees, partly offset by the impact of our cost savings initiatives. The higher consulting fees are related to the project to replace our applicant tracking system for our travel nurse business. As a percentage of consolidated revenue, corporate overhead was 5.7% for the nine months ended September 30, 2019 and 5.3% for the nine months ended September 30, 2018.

Transactions with Related Parties

See Note 16 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2019, we had $9.5 million in cash and cash equivalents and $71.4 million of principal balance on our Term Loan outstanding. Working capital decreased by $13.3 million to $96.2 million as of September 30, 2019, compared to $109.5 million as of December 31, 2018. As of September 30, 2019, our days' sales outstanding, net of amounts owed to subcontractors, was 58 days representing a 4 day improvement from December 31, 2018.

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

Net cash provided by operating activities was $10.9 million in the nine months ended September 30, 2019, compared to $21.8 million in the nine months ended September 30, 2018, primarily due to lower collections and the timing of payments.

Net cash used in investing activities was $2.0 million in the nine months ended September 30, 2019, compared to $3.6 million in the nine months ended September 30, 2018. Net cash used in both periods was for capital expenditures, and for acquisition-related settlements in the nine months ended September 30, 2018. Capital expenditures in the nine months ended September 30, 2019 were primarily related to the project to replace our applicant tracking system for our travel nurse business.

Net cash used in financing activities during the nine months ended September 30, 2019 was $15.4 million, compared to $15.6 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we used cash to make optional debt prepayments on our term loan of $12.5 million and paid $2.9 million for other financing activities. During the nine months ended September 30, 2018, we used cash to repurchase and retire $5.0 million in shares of Common Stock, repay $8.8 million on our Term Loan, and pay $1.8 million for other financing activities.

Debt

Amended and Restated Senior Credit Facility

During the first and second quarters of 2019, we made optional debt prepayments of $7.5 million and $5.0 million, respectively, on the term loan portion of our Amended and Restated Credit Facility. In addition, in the first quarter and on September 30, 2019, respectively, we entered into a Second Amendment and Third  Amendment to our Amended and Restated Credit Facility. We were in compliance with the covenants related to the Amended and Restated Credit Agreement as of September 30, 2019.

As of September 30, 2019, the Applicable Margin, as defined in the Amended and Restated Credit Agreement, was 3.25% for Eurodollar Loans and LIBOR Index Rate Loans and 2.25% for Base Rate Loans. As of September 30, 2019, we had $71.4 million principal balance on the Amended Term Loan and $20.6 million in letters of credit outstanding. See Note 8 - Debt to our condensed consolidated financial statements.
ABL Loan Agreement October 2019

In October 2019, our Amended and Restated Senior Credit Facility was replaced by a new $120.0 million senior secured asset-based credit facility (ABL). The ABL provides for a five-year revolving credit facility, including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit. Availability under the ABL is subject to a borrowing base, which was $119.3 million at closing, leaving $21.4 million available for borrowing.

Borrowings under the ABL generally bear interest at a variable rate based on either LIBOR or Base Rate plus an applicable margin, subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees and an administrative fee. The effective rate on borrowings at close was 3.9%.

Stockholders’ Equity

See Note 12 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2019, we do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of September 30, 2019:

Commitments	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(Unaudited, amounts in thousands)
Term Loan (a)	$71,376	$—	$—	$5,386	$65,990	$—	$—
Interest on debt (b)	13,463	1,437	4,772	4,684	2,570	—	—
Contingent consideration (c)	7,565	—	2,495	2,535	2,535	—	—
Operating lease obligations (d)	29,560	1,254	6,775	5,924	5,042	4,696	5,869
	$121,964	$2,691	$14,042	$18,529	$76,137	$4,696	$5,869
_______________

(a)
Under our Amended and Restated Credit Agreement, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our amended credit facilities. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the Amended Credit Facilities could be declared immediately due and payable. As of September 30, 2019, we are in compliance with the covenants contained in the Amended and Restated Credit Agreement.

(b)	Interest on debt represents payments due through maturity for our Term Loan, calculated using the October 1, 2019 applicable LIBOR and margin rate totaling 5.3%.

(c)
The contingent consideration represents the estimated payments due to the seller related to the Mediscan acquisition, including accretion. See Note 4 - Acquisitions to our condensed consolidated financial statements. We have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

(d)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year.

In October 2019, our senior credit facility was replaced by a new $120.0 million senior secured asset-based credit facility (ABL). See Note 8 - Debt to our condensed consolidated financial statements.

See Note 14 - Contingencies to our condensed consolidated financial statements.

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC, of $5.7 million at September 30, 2019. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

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

Interest Rate Risk

Our primary market risk exposure with regard to financial instruments relates to changes in interest rates on our term loan which had a variable interest rate. In March 2018, we entered into an interest rate swap agreement, which initially fixed the interest rate on 50% of the amortizing balance on our term debt. The interest rate swap qualified as a cash flow hedge in accordance with the Derivatives and Hedging Topic of the FASB ASC and the resulting changes in fair value of the interest rate swap were recorded to other comprehensive (loss) income and reclassified to interest expense over the life of the term debt. In September 2019, in anticipation of entering into a new senior secured asset-based credit facility, we terminated our interest rate swap agreement. See Note 9 - Derivative to our condensed consolidated financial statements.

Excluding the impact of our interest rate swap agreement, a 1% change in interest rates on our term loan would have resulted in interest expense fluctuating approximately $0.8 million for the nine months ended September 30, 2019. After considering the effect of our interest rate swap agreement, a 1% change in interest rates on our variable rate debt would result in approximately $0.3 million change in interest expense for the nine months ended September 30, 2019. In October 2019, we refinanced our term loan by entering into a new senior secured asset-based credit facility (ABL). We expect to continue to be exposed to the risk of fluctuation in interest rates under the ABL as borrowings will bear interest at a variable rate. See Note 8 - Debt to our condensed consolidated financial statements.

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

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact its profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require it to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect its financial results. In the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement which remains subject to court approval. The Company believes the outcome of any outstanding loss contingencies as of September 30, 2019 will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. The Company is cooperating with the investigation.

ITEM 1A.	RISK FACTORS

The below Risk Factor should be considered along with our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2018.

The interest rates under our Amended and Restated Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest under our Amended and Restated Credit Agreement. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement reference rate with the banks under our Amended and Restated Credit Agreement and related hedging agreement, and amend the agreements accordingly. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

ITEM 6.	EXHIBITS

No.	Description

10.1 #	Offer Letter between Cross Country Healthcare, Inc. and Buffy White, dated March 6, 2019

10.2 #	Relocation Agreement between Cross Country Healthcare, Inc. and Buffy White, dated May 21 2019

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Kevin C. Clark, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 by Kevin C. Clark, President, Chief Executive Officer, Director (Principal Executive Officer)

*32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Represents a management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: November 5, 2019	By:	/s/ William J. Burns
William J. Burns Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)