Form 10-K
period 2019-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2020-03-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 28, 2019 of $9.38 as reported on the NASDAQ National Market, was $331,097,754. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 24, 2020, 36,859,669 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2020 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” "the Company," or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., its subsidiaries and affiliates.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors.” Readers should also carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2020.

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

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (NASDAQ: CCRN) is a leader in providing total talent management, including strategic workforce solutions, contingent staffing, permanent placement and other consultative services for healthcare clients. We recruit and place highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse client base includes both clinical and nonclinical settings, servicing acute care hospitals, physician practice groups, outpatient and ambulatory-care centers, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of office locations, we are able to place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. By utilizing our various solutions, clients are able to better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes.
In 2019, we executed multiple initiatives to enhance our position as a leading, consultative, and strategic partner in the healthcare industry. Some of our key focus areas included personalizing the candidate experience, delivering a superior client experience, infusing technology-enablement to drive efficiencies and increased productivity, and continuing our commitment to clinical excellence.
In 2019, we moved to a more cohesive brand strategy centered around “Cross Country” and we simplified our organizational structure to streamline our processes and create more efficiencies - all to align our services to better meet the needs of our clients and healthcare professionals.
Through a combination of our national reach and industry leading local presence in key markets, we are able to place clinical and non-clinical professionals across a diverse customer base. We continue to assess our in-market presence and strategically position ourselves locally based upon the needs of our client base, to gain access to quality local talent, and the ability to be active within the communities our clients serve. We believe a strategic in-market footprint provides a unique value proposition to clients as we are able to offer them a high-touch, consultative based approach to understanding the market at the local level. As candidate engagement continues to evolve, including expanding technology capabilities and increased reliance on mobile use, we continue to strategically assess certain of our branch locations and the value of creating regional hubs. In September 2019, Staffing Industry Analysts reported that Cross Country Healthcare was the second largest per diem staffing company in the U.S. The acquisitions of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan) in 2015, Advantage RN, LLC (Advantage) in 2017, and American Personnel, Inc. (AP Staffing) in 2018 expanded our recruiting capabilities and supply of nursing and allied professionals who desire to be engaged on a travel, per diem and/or permanent basis throughout the course of their careers.

Late in 2018, we began a project to replace the applicant tracking system of our Nurse and Allied Staffing business to improve our candidate experience and be more efficient. In the fourth quarter of 2019 we successfully launched our first iteration in a smaller business unit of our Nurse and Allied Staffing business, and we are on schedule to launch this product across the broader division in 2020. This technology is designed to modernize the way we operate and improve the productivity and effectiveness of our delivery teams while improving the experience of our candidates.

We have made continuous investments in expanding our technology capabilities both on the candidate engagement and client facing fronts. As part of our growth strategy, we will continue to optimize technologies by developing, evaluating, implementing, and integrating technologies. We are making investments in enhanced technologies including programmatic advertising, recruitment and candidate nurturing tools, market analytics, mobile applications and self-serve capabilities, social media, and other technology which we believe will enhance our recruiting capabilities.

We believe our strategy will allow us to improve shareholder value by deepening our relationship with current customers and healthcare professionals, expanding the number and types of new customers we serve, growing the supply and types of specialties of our healthcare professionals, improving our operating leverage through growth and cost containment, and strengthening and broadening our market presence. This will require our continued focus on: (i) providing our workforce solutions offerings to new clients; (ii) expanding the services we provide to our current clients; (iii) further diversifying our customer base; (iv) improving our capture rate at current MSP customers; (v) accessing more candidates; and (vi) continuing to modernize our technologies and processes to optimize our relationships with our healthcare professionals and clients.

To successfully execute our business strategy, we will rely on our experienced and focused executive and operational teams. Our executive team has extensive experience in the staffing, workforce solutions, technology services, and healthcare industries. We also foster a culture of performance, talented leadership and collegiality that promotes the achievement of both company and personal goals. As a multi-year Best of Staffing® Award winner, the Company is committed to excellence in its delivery of services and was the first public company to earn The Joint Commission Gold Seal of Approval® for Health Care Staffing Services Certification with Distinction. Additionally, our President and CEO, as well as our Executive Vice President of Operations, have been named to the Staffing Industry Analysts’ Staffing 100 List of the most notable leaders in the industry, and two other executives were recently included on Staffing Industry Analysts’ Global Power 150 - Women in Staffing List that recognizes the 100 most influential women in the Americas and 50 additional women internationally.

Corporate Social Responsibility

The Company’s growth strategy integrates corporate social responsibility. During 2019, the Company partnered with a local nursing college and donated funds to this institution to support the education of nurses, a key part of the Company's business. This investment in a community based institution serves to improve the long-term supply of nurses, and enhances the Company’s reputational value to healthcare professionals, the community and its customers. During the year, the Company also engaged in other investments in its community, such as its participation in Light the Night benefiting the Leukemia and Lymphoma Society, providing sponsorships for various healthcare research and funding initiatives, as well as working as a team on other fundraising efforts for charities such as March of Dimes, American Red Cross, Humane Society, Make a Wish Foundation, and Ronald McDonald House. Our employees are at the heart of our success as a business and these investments allow us to attract and develop an increasingly engaged and diverse workforce. These investments contribute to the sustainability of our business by enhancing our culture, our brand, and our reputation among our employees, our healthcare professionals and our customers.

Services

We provide our services on a national level or through any one of our 59 local branches throughout the United States or through a combination of both.
Our solutions are geared towards assisting our clients in maintaining high quality outcomes by addressing their healthcare workforce needs. We are increasingly being called upon by our clients to provide more creative and strategic talent sourcing strategies across their continuum of care. Over the past several years, our workforce solutions have evolved into a total talent management relationship as our clients continue to focus on improving their total labor management to address complex financial, compliance, and other challenges in the healthcare industry. As part of the evolution of our services, we continue to consider the following: (i) solving the immediate and future needs of our customers and expanding our relationships with them; (ii) enhancing our network of healthcare professionals, improving their experience, and deepening our relationship with them; (iii) expanding our service offerings to reduce sensitivity to economic cycles; (iv) expanding our expertise with various healthcare solutions in various geographic areas of the U.S.; (v) continuing to diversify our client base to enhance our long-

term business prospects; and (vi) enhancing and expanding our technology capabilities to deliver efficient and automated services to both our customers and healthcare clients. Today, our workforce solutions include:

•
Managed Service Programs (MSPs). Healthcare organizations continue to adopt centralized, outsourced models for managing contingent labor for both clinical and non-clinical needs. We have been a market leader in this area since launching our first MSP in 2003, an account we continue to serve today. Over the past 16 years, we have grown our relationships, matured the generational models of MSPs, and today service more than 70 clients across more than 700 facilities, with estimated spend under management of approximately $450 million annually. The benefits to our clients not only include reduced costs and increased visibility into their labor needs and usage, but they gain access and insight from our industry expertise on a broad range of topics.

•	Optimal Workforce Solutions (OWS). We provide fully outsourced services to large hospital systems managing healthcare professionals across specific departments and/or divisions on their behalf.

•
Internal Resource Pool Consulting & Development (IRP). We strategically partner with our clients to design and deploy, administer and manage an IRP or to optimize an existing IRP to create efficiencies, patient care, and cost effectiveness by balancing their workforce mix to meet their current needs.

•
Recruitment Process Outsourcing (RPO). Our RPO services are delivered to healthcare organizations throughout the country and serve to provide creative, cost and operationally efficient hiring support and labor optimization, which leads to improvements in quality of care.

•
Electronic Medical Record Transition Staffing (EMR). As healthcare facilities continue to enhance and optimize their electronic medical record technology, we provide comprehensive project management, a deployment of a full staffing plan and ultimately an organized volume of quality healthcare professionals during the process so that our clients may continue to deliver quality care.

Our business consists of three business segments: (i) Nurse and Allied Staffing; (ii) Physician Staffing; and (iii) Search. Fees for our services are paid directly by our clients and in certain instances by supplier partners and, as a result, we have no direct exposure to Medicare or Medicaid reimbursements. For additional financial information concerning our business segments, see Note 17 - Segment Data to the consolidated financial statements. Through our business segments, we provide our healthcare clients with a wide range of workforce solutions as described above and staffing services as set forth below.

(1)
Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also staff healthcare personnel and substitute teachers in public and charter schools. We provide flexible workforce solutions to our healthcare clients through diversified offerings designed to meet their unique needs, including: MSP, OWS, RPO, IRP, EMR and consulting services. We market our services to hospitals and other customers, as well as reach out to our healthcare professionals through our Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Workforce Solutions®, and Cross Country Education® brands. Our Nurse and Allied Staffing revenue and contribution income is set forth in Note 18 - Segment Data to the consolidated financial statements.

A majority of our revenue is generated from staffing registered nurses on long-term contract assignments (typically 13 weeks in length) at hospitals and health systems using various brands. Additionally, we offer a short-term staffing solution of registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings through our national network of local branch offices. We also provide travel allied professionals on long-term contract assignments to hospitals, public and charter schools, and skilled nursing facilities.

(2)
Physician Staffing. We provide Physician Staffing service in many specialties, certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) under our Cross Country Locums® brand as independent contractors on temporary assignments throughout the United States at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. Our Physician Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

(3)
Search. We serve as a direct-hire talent acquisition partner to healthcare organizations and academic institutions throughout the nation providing a full suite of prescriptive talent management solutions, including flexible talent delivery models such as retained, outsourced, and contingent. The revenue and contribution income of our Search segment is set forth in Note 18 - Segment Data to the consolidated financial statements. Our Cejka Search by Cross Country® brand recruits executive leadership talent for healthcare and academic institutions throughout the country through its team of experienced recruitment professionals, the advanced use of recruitment technology, and a commitment to service excellence. Our Cross Country Search® brand delivers tailored and flexible retained, contingent, and outsourced solutions by employing a team of highly specialized and tenured professionals that leverage subject matter expertise, leading recruitment technologies, and a consultative approach to talent acquisition.

Our Business Model

The recruitment and retention of a sufficient number of qualified healthcare professionals to work temporary assignments on our behalf is critical to the success of our business. Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring diverse practice settings, building skills and experience by working at prestigious healthcare facilities, working through life and career transitions, and as a means of access into a permanent staff position all while practicing in the most appreciated and highly altruistic trade.

(1)
Our Healthcare Professionals. Our company is well positioned to attract candidates, as nurses and allied professionals routinely seek a wide range of diverse assignments in attractive locations, with competitive compensation and benefit packages, scheduling options, as well as a high level of service. In addition, we believe nurses and allied professionals are confident we will have new assignments for them as they complete their current assignment. Each of our nurse and allied healthcare professionals is employed by us and is typically paid hourly wages and any other benefits they are entitled to receive during the assignment period. In addition, our competitive benefits generally include professional liability insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances, and housing.

Recruiters are an essential element of our Nurse and Allied Staffing business, and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments with us. Recruiters match the supply of qualified candidates with the demand for open orders needed by our clients. While word-of-mouth and referrals continue as our leading channel of access to candidates, we also market our brands through strategic sourcing initiatives including programmatic strategic sourcing and extensive utilization of social media, which has become an increasingly important component of our recruitment efforts. We maintain engaging and intuitive websites to allow potential applicants to obtain information about our Company and assignment opportunities, as well as to apply and engage online.
Cross Country Locums recruits and contracts with physicians and advanced practice professionals to provide medical services for its healthcare customers. Each physician or advanced practice professional is an independent contractor and enters into an agreement with Cross Country Locums to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer. Physicians and advanced practice professionals are engaged to provide medical services for a healthcare customer ranging from a few days up to a year. We believe physicians are attracted to us because we offer a wide variety of assignments, competitive fees, medical malpractice insurance, and a high level of service to them. Cross Country Locums relies on word-of-mouth and referrals, but also markets online through programmatic sourcing strategies and through extensive social media campaigns.

(2)
Sales and Marketing. We take an enterprise sales approach in marketing our full capabilities across the continuum of care to hospitals, healthcare facilities, schools, and other organizations across the United States addressing their total talent management needs. We provide flexible workforce solutions to the healthcare and school markets customizing delivery of diversified offerings meeting the special needs of each client.

Our traditional staffing channels include temporary and permanent placement of travel nurses and allied professionals, local nurses and allied staffing, advanced practitioners, and physicians through the delivery brands including Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Search®, Cross Country Workforce Solutions®, and Cross Country Education®.  Our recruiters use our extensive databases of clinicians and healthcare professionals and their expertise in their given specialties to qualify and place candidates in satisfying their professional interests.
Cejka Search by Cross Country® markets retained and contingent search services to healthcare clients primarily through industry professional organizations, direct marketing, its website, and by word-of-mouth.

(3)
Credentialing and Quality Management. We screen all of our candidates prior to placement through our credentialing departments. Our credentialing processes are designed to ensure that our professionals have the requisite skillsets required by our customers, as well as the aptitude to meet the day-to-day requirements and challenges they would typically encounter on assignments where they are placed. The credentialing of our nurse and allied healthcare professionals is designed to align with the guidelines of The Joint Commission, a national accrediting body, to ensure quality care. Our Cross Country University division, accredited by the American Nurse Credentialing Center, offers training, assessment, and professional development to further ensure the quality of the personnel we place on assignment. Our physician credentialing entity, Credent, is also certified by the National Committee for Quality Assurance (NCQA).

(4)
Payment for Services. We negotiate payment for services with our clients based on market conditions and needs. We generally bill our nurse and allied employees at an hourly rate which includes all employer costs, including payroll, withholding taxes, benefits, professional liability insurance, meals and incidentals, and other requirements, as well as any travel and housing arrangements, where applicable. Our shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the billable transactions to our clients. Hours worked by independent contractor physicians are reported to our Cross Country Locums office. For our Search businesses, we typically bill our clients a candidate acquisition fee and we are reimbursed for certain marketing expenses.

(5)
Operations. Our Nurse and Allied and Physician Staffing businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians, and client healthcare facilities primarily through operation centers located in Boca Raton, Florida; Newtown Square, Pennsylvania; West Chester, Ohio; Woodland Hills, California; and Berkeley Lake, Georgia. In addition to the key sales and recruitment activities, certain of these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service, and risk management. Search primarily operates its business from its headquarters locations in Creve Coeur, Missouri and Boston, Massachusetts, other than support services that are provided from our Boca Raton, Florida headquarters, such as accounting, payroll, billing, legal, and information systems support. On December 31, 2019, we had 59 office locations.

(6)
Information Systems. Various information systems are utilized to run our customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are Software as a Service (SaaS) based and hosted by our vendor partners. Our systems maintain detailed information about our client required skillsets and status which assist us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are managed on leading enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. All of our systems are managed by our onshore and offshore Information Technology team. We continue to focus on cybersecurity issues and have engaged two vendors to assist us in monitoring and managing our systems and devices and detecting cyber threats and stopping breaches.

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
Our Geographic Markets and Client Base
In 2019, 2018, and 2017, all of our revenue was generated in the United States, and all of our long-lived assets were located in the United States and India. On a company-wide basis, we have approximately 5,300 active contracts with healthcare and education clients, and we provide our staffing services and workforce solutions in all 50 states. During 2019, the largest percentage of our revenue was concentrated in California, New York, and Florida. We provide services to public and private acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, public and charter schools, correctional facilities, government facilities, retailers, and many other healthcare providers. In 2019, 2018, and 2017 no client accounted for more than 5% of our revenue.
Our Industry

We compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts September 2019 report estimates the healthcare staffing markets in which we operate had an aggregate market size of $17.5 billion in 2019 of which $5.6 billion was travel nursing, $3.7 billion was per diem nursing, $4.2 billion was allied health, and $4.0 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, however, we believe the most significant are the following:

Industry Demand Drivers
Economic Backdrop. The U.S. economy had a strong year in 2019, and according to the U.S. Bureau of Labor Statistics the job market showed continued signs of continued growth with unemployment at 3.5% as of December 2019. According to the U.S. Bureau of Labor Statistics, employment of registered nurses is projected to grow 12% from 2018 to 2028, much faster than the average for all occupations. This growth is predicated on an anticipated increase in home health care, outpatient care centers and long-term care facilities due to the financial pressure on hospitals to discharge patients quickly; increased demand due to the aging population; and the rise of various chronic conditions, such as diabetes, obesity, arthritis and dementia. A growing U.S. economy coupled with a low unemployment rate typically results in an increase in demand for our services.
Increased Need for Healthcare and Special Education Services in Schools. The Individuals with Disabilities Education Act (IDEA), enacted in 1975, mandates that children and youth ages 3-21 with disabilities be provided a free and appropriate public school education. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education" (May 2019), in 2017-18, the number of students ages 3-21 who received special education services under the Individuals with Disabilities Education Act (IDEA) was 7.0 million, or 14% of all public school students. The IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses and other healthcare professionals while at school. Based on the foregoing, we believe the demand for consulting and healthcare staffing services for public schools and charter schools will continue to be strong for agencies that can provide consulting services, healthcare personnel, technical assistance on policies, implementation, and training related to children and youth with special needs in school settings.
Creation of Healthcare Jobs Outpacing Other Industries and Occupations. Healthcare represented nearly one in five jobs created in 2019 (HealthleadersMedia.com, January 10, 2020). According to the most recent Bureau of Labor Statistics 10-year projections, overall, employment is expected to grow 5.2%, far outpaced by employment in the healthcare and social assistance industry (17%), with healthcare practitioners and technical occupations projected to grow 11.9%, physician assistants growing at 31%, and nurse practitioners at 28%. Of the 30 fastest growing occupations, 18 are healthcare related. We expect the creation of additional jobs in the healthcare market will increase demand for our services as our temporary staff are typically hired to replace healthcare workers taking vacation and leaves of absence.
Outpatient/Ambulatory Settings Services Outpace Inpatient Services. According to the U.S. Census Bureau, the ambulatory healthcare services sector added 17,000 jobs in December 2019, while hospitals added 6,300 jobs in the same. We believe certain government initiatives previously taken, such as Medicare reimbursement incentives for reduced readmissions, have had a direct correlation to the shift from inpatient services to outpatient/ambulatory settings and job growth in that area. We believe this growth will have a positive impact on demand for healthcare staffing services in outpatient/ambulatory settings.

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
Macro Drivers of Demand. The Affordable Care Act (ACA) increased the number of insured patients over the past several years, especially in states that expanded Medicaid. Also, as a result of lower unemployment rates, more employees have insurance through their employer and are seeking elective and other healthcare services. In addition, two other long-term macro drivers of our business, a growing and aging U.S. population, should continue to drive demand for our services. According to the U.S. Census Bureau, the number of persons aged 65 and over is expected to increase to 98 million in 2060, which is important because the utilization of healthcare services is generally higher among older people.
Supply of Nurses. According to the Bureau of Labor Statistics’ Employment Projections 2016-2026, Registered Nursing (RN) is listed among the top occupations in terms of job growth through 2026. The RN workforce is expected to grow from 2.9 million in 2016 to 3.4 million in 2026, an increase of 438,100 or 15%. The Bureau also projects the need for an additional 203,700 new RNs each year through 2026 to fill newly created positions and to replace retiring nurses. While demand for nurses is expected to grow, there are differing views over the projected growth of supply to support the demand. According to Modern Healthcare, August 17, 2019, certain states are projected to have a shortage while other states are projected to have a surplus by 2030 highlighting an inequitable distribution of the nursing workforce across the U.S. There is also a variation in the types of specialty nurses in demand, which is also regional in nature. Other factors influencing demand are the expected retirement of RNs and the shortage of instructors. It is projected that a million nurses are expected to retire between 2017 and 2030. According to the American Association of Colleges of Nursing, more than 75,000 qualified applicants to bachelor and graduate nursing programs were turned away last year due to factors such as insufficient faculty, clinical sites, or classroom space, and clinical preceptors, as well as budget constraints. We believe these geographic and specialty related shortages should have a positive effect on demand for our services as temporary nurse staffing orders typically increase when nurse vacancy rates rise.
Physician Shortage. According to the Association of American Medical Colleges (AAMC) projections from 2017 to 2032, the United States is expected to face a shortage of physicians. The projections show a shortage ranging between 46,900 and 121,900 by 2032 as demand for physicians continues to outpace supply, according to AAMC, with a significant shortage showing among many surgical specialties. In addition, according to the Association of American Medical Colleges (AAMC) in 2017, 44.1% of physicians in the U.S. are age 55 or older and nearing retirement and, while the number of applicants to U.S. medical schools is increasing, it is not expected to keep pace with expected future demand. This is a significant factor in the demand for locum tenens services.
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
We believe we benefit competitively from the breadth and expertise of value-added workforce solutions that we offer. We also have the ability to meet a national shift towards a more integrated delivery of healthcare through our extensive branch network which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. By offering travel, per diem, and permanent placement of a variety of healthcare professionals, we are able to offer many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities. In addition, our joint venture with a large health system's staffing subsidiary provides us with insight into the challenges facing many of our hospital clients generally and this provides us with the opportunity to better serve all of our clients by designing and implementing workforce solutions to meet their needs.

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
We believe we are one of only two large full-service healthcare staffing providers with a national footprint; one of the top five providers of physician staffing services in the U.S.; and one of the top providers of retained and contingent physician and healthcare executive search services in the healthcare marketplace. Some of our competitors in the workforce solutions, healthcare staffing, and search businesses include: AMN Healthcare Services, Inc., CHG Healthcare Services, Jackson Healthcare, Aya Healthcare, HealthTrust Workforce Solutions, Medical Solutions, Aureus Medical, and Witt Kiefer.
Certifications
The staffing businesses of our Cross Country Staffing, Medical Staffing Network, Mediscan, Advantage, and AP Staffing brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. In addition, Credent Verification and Licensing Services, a subsidiary of MDA, is certified by the NCQA. These were the brand names we operated under in 2019 prior to transitioning to each of our new brand names.
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
Employees
As of December 31, 2019, we had approximately 1,700 corporate employees. During 2019, we employed an average of 7,113 full-time equivalent field employees in Nurse and Allied Staffing which does not include our Physician Staffing independent contractors, all of whom are not employees. We are subject to a collective bargaining agreement covering approximately 440 of our employees at OWS, LLC with Local 1199 of the Service Employees International Union. We consider our relationship with employees to be good.
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
We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients such as healthcare facilities and physician groups, some of which seek to fill positions with either permanent or temporary employees. We rely on word-of-mouth referrals, as well as social and digital media to attract qualified healthcare professionals. If our social and digital media strategy is not successful, our ability to attract qualified healthcare professionals could be negatively impacted.
In addition, with a shortage of certain qualified healthcare professionals in many areas of the United States, competition for these professionals remains intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages or increase benefits in response to our competitors’ increases and are unable to pass such cost increases on to our clients, our margins could decline. At this time, we still do not have enough nurses, allied professionals and physicians to meet all of our clients’ demands for these staffing services. This shortage of healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.
If our healthcare facility clients increase the use of intermediaries it could impact our profitability.
We continue to see an increase in the use of intermediaries by our clients. These intermediaries typically enter into contracts with our clients and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our clients. Each of these intermediaries charges an administrative fee. In instances where we do not win new MSP opportunities or where other vendors win this MSP or VMS business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If hospitals fail to pay the intermediaries for our services or those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP and other workforce solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability, and reduced margins.
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
Our success is dependent upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs, including making modifications to our technologies and evolving our technology platform that may differentiate our services and abilities from those of our competitors. The markets in which we compete are highly competitive and our competitors may respond more quickly to new or emerging client needs and marketplace conditions. The development of new service lines and business models using advanced technology solutions requires us to be at the forefront of emerging trends in the healthcare industry. We may face challenges competing in the marketplace if we are unable to quickly adapt our business model and successfully implement innovative services and solutions to address these changes.
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
In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, negligent credentialing, or related legal theories. We may be subject to liability in such cases even if our Company's contribution to the alleged injury was minimal or related to one of our subcontractors or its employees. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals that we place on assignment. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or healthcare professional to observe our policies and guidelines, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.
To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance, employment practices liability insurance, and general liability insurance coverage with terms and in amounts with deductibles that we believe are appropriate for our operations. We are partially self-insured for our workers' compensation coverage, health insurance coverage, and professional liability coverage for our locum tenens providers. If we become subject to substantial uninsured workers' compensation, medical coverage or medical malpractice liabilities, whether directly or indirectly, our financial results may be adversely affected. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to pay our self-insured retention portion, pay any uninsured portion, or maintain adequate insurance coverage, we may be exposed to substantial liabilities.
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
We have registered 6,100,000 shares of common stock for issuance under our 2014 Omnibus Incentive Plan, and 4,398,001 shares of common stock for our predecessor 1999 stock option plan, all of which have been registered. Shares of restricted stock outstanding as of February 24, 2020 were 989,109. In addition, a target of 364,557 performance stock award grants were outstanding as of February 24, 2020. Fully vested stock appreciation rights of 8,000 were issued and outstanding as of February 24, 2020. See Note 15 - Stockholders' Equity to our consolidated financial statements. Vested restricted stock and issuance of common stock related to our awards as well as common stock issued upon exercise of stock options, and stock appreciation rights under these benefit plans, is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.
We are dependent on the proper functioning of our information systems and applications hosted by our vendors.
We are dependent on the proper functioning of information systems used to operate our business, including those applications hosted by our vendors. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. These systems are subject to certain risks, including technological obsolescence. We are currently evaluating the technology platforms of our businesses, and replacing our legacy nurse and allied applicant tracking system. If our proprietary systems of Software as a Service applications fail, are not successfully implemented, or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain or further develop or update, we could experience business interruptions or delays that could materially and adversely affect our business and financial results.
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

December 31, 2019
(amounts in thousands)

Total debt	$70,974
Total Cross Country Healthcare, Inc. stockholders' equity	$162,632
Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future. This may have the effect of increasing our total leverage. As a consequence of our indebtedness; (i) demands on our cash resources may increase; (ii) we are subject to restrictive covenants that limit our financial and operating flexibility. Our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (iii) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

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

-	we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments;

-	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

-	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged;

-	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations; and
- we may not be able to successfully raise capital to execute our mergers and acquisitions strategy.
These constraints could have a material adverse effect on our business.
The interest rates under our ABL Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate to calculate interest under our ABL Credit Agreement. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (SOFR) as the preferred alternative reference rate to U.S. dollar LIBOR and recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Our ABL Credit Agreement contains a fallback provision providing for alternative rate calculations in the event LIBOR is unavailable, prior to any LIBOR rate transition. As a result of any changes in the benchmarking rate, the new rates we incur may not be as favorable to us as those in effect prior to any LIBOR phase-out, and we may incur higher interest payments.

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
We have international operations in India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. Infotech provides in-house information systems development and support services as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: (i) fluctuations in currency exchange rates; (ii) changes in regulations; (iii) varying economic and political conditions; (iv) overlapping or differing tax structures; and (v) regulations (pertaining to, among other things, compensation and benefits, vacation, and the termination of employment). Our inability to effectively manage our international operations or our violation of a regulation could result in increased costs and adversely affect our results of operations.
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
We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2019, goodwill, trade names not subject to amortization, and other intangible assets represented 40% of our total assets. In 2019, 2018, and 2017, we recorded impairment charges of $14.5 million, $22.4 million, and $14.4 million, respectively.

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
Federal or state taxing authorities could re-classify our locum tenens physicians, CRNAs, nurse practitioners, and other independent contractors as employees, despite both the general industry standard to treat them as independent contractors and many state laws prohibiting non-physician owned companies from employing physicians (e.g., the “corporate practice of medicine”). If they were re-classified as employees, we would be subject to, among other things, employment and payroll-related tax claims, as well as any applicable penalties and interest. Any such reclassification would have a material adverse impact on our business model for that business segment and would negatively impact our profitability.
If the method for paying locum tenens physicians changes, it could negatively impact our profitability.
The Medicare Access and CHIP Reauthorization Act of 2015 created a new framework for rewarding physicians for providing higher quality care by establishing two tracks of payment: a merit-based incentive payment system, and Advanced Alternative Payment Models. If hospitals change the method for paying locum tenens physicians to meet their performance goals or other criteria for Medicaid or Medicare reimbursements, the profitability of our business could be adversely impacted.
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

A pandemic, epidemic, or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our clients could adversely affect our business.
If a pandemic, epidemic, or outbreak of an infectious disease, including the recent outbreak of respiratory illness caused by the 2019 Novel Coronavirus (COVID-19) or other public health crisis, were to affect our clients or our employees, (including the supply of healthcare professionals), our business could be adversely affected. Demand from our clients may be reduced as any such crisis could adversely impact our customers if patients cancel elective procedures or fail to seek needed medical care. Additionally, our employees and supply of healthcare professionals may be personally affected by an outbreak or limit their travel which could impact our ability to serve our clients or respond timely to their needs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our operations are conducted through leased office space. As of December 31, 2019, we leased office space in 59 facilities located in 27 states throughout the United States. We continuously evaluate facility needs based on the extent of our service offerings, the rate of client growth or decline, the geographic distribution of our client base, changing market conditions, and our long-term goals. As of December 31, 2019, our material leased properties are described below:

Our corporate headquarters is located in Boca Raton, Florida, with approximately 48,000 square feet of office space under lease through November 2025. Our corporate executive staff, legal, finance, risk management, internal audit, and information technology teams occupy approximately 26,000 square feet with the remainder of the space vacant and available for a sublease which we are currently seeking.

We have additional office space in Boca Raton, Florida, with approximately 70,000 square feet of office space under lease through December 2025. Our Nurse and Allied executive staff and operations personnel as well as shared support functions of human resources, payroll and billing, sales, and marketing fully occupy this space.

In Norcross, Georgia we have approximately 42,000 square feet of office space under lease through October 2024. Our Physician Staffing executive staff and operations personnel occupy approximately 31,000 square feet with the remainder of the space vacant and available for a sublease which we are currently seeking.

In Creve Coeur, Missouri, we have approximately 27,000 square feet of office space under lease through August 2024. Our Search executive staff and operations personnel occupy approximately 19,000 square feet with the remainder vacant and available for a sublease which we are currently seeking.

Item 3. Legal Proceedings.

From time to time, we are involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of our business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. We establish reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in our reviews, we adjust our loss contingency accruals and our disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by our current assessments, including available insurance recoveries, which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. In the second quarter of 2019, we recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement. We believe the outcome of any outstanding loss contingencies as of December 31, 2019 will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. In October 2019, we received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. We are cooperating with the investigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Our common stock currently trades under the symbol “CCRN” on the NASDAQ Global Select Market (NASDAQ). Our common stock commenced trading on the NASDAQ National Market under the symbol “CCRN” on October 25, 2001.

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Business Training & Employment

Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index,
and the Dow Jones US Business Training & Employment Agencies Index

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/14
12/15
12/16
12/17
12/18
12/19

	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019
DJUSBE	$100.00	$98.51	$88.68	$116.14	$85.17	$105.82
CCRN	$100.00	$131.33	$125.08	$102.24	$58.73	$93.11
NASDAQ	$100.00	$105.73	$113.66	$145.76	$139.03	$189.45

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 24, 2020, there were 122 stockholders of record of our common stock. In addition, there were 3,940 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. During the year ended December 31, 2018, the Company repurchased and retired 432,439 shares of its Common Stock at an average market price of $11.54 per share. At December 31, 2019, we had 510,004 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of our credit agreement as described in Note 15 - Stockholders' Equity to our consolidated financial statements.

Item 6. Selected Financial Data.

The selected consolidated financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 are derived from the audited consolidated financial statements of Cross Country Healthcare, Inc., included elsewhere in this Report. The selected consolidated financial data as of December 31, 2017, 2016, and 2015 and for the years ended December 31, 2016 and 2015 are derived from the consolidated financial statements of Cross Country Healthcare, Inc., that have been audited but not included in this Report on Form 10-K.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes of Cross Country Healthcare, Inc., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue from services	$822,224	$816,484	$865,048	$833,537	$767,421
(Loss) income from operations	(15,711)	(12,880)	11,748	6,184	20,565
Consolidated net (loss) income	(55,943)	(15,717)	38,802	8,731	4,954
Net (loss) income attributable to common shareholders	(57,713)	(16,951)	37,513	7,967	4,418

Per Share Data:
Net (loss) income per share attributable to common shareholders - Basic	$(1.61)	$(0.48)	$1.07	$0.25	$0.14
Net (loss) income per share attributable to common shareholders - Diluted	$(1.61)	$(0.48)	$1.01	$0.15	$0.14

Weighted Average Common Shares Outstanding:
Basic	35,815	35,657	35,018	32,132	31,514
Diluted	35,815	35,657	36,166	36,246	32,162

Other Operating Data:
Cash and cash equivalents	$1,032	$16,019	$25,537	$20,630	$2,453
Total assets	382,374	427,003	467,687	388,378	365,595
Total debt at par	70,974	83,876	100,000	64,523	63,094
Total stockholders’ equity	163,500	218,198	237,719	151,802	141,344
Net cash provided by operating activities	5,542	20,997	45,508	30,145	18,235

_______________

The following items impact the comparability and presentation of our consolidated data:

•
Consolidated net (loss) income for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 includes amounts attributable to noncontrolling interest of $1.8 million, $1.2 million, $1.3 million, $0.8 million, and $0.5 million, respectively. See Note 1 - Organization and Basis of Presentation to our consolidated financial statements.

•
We acquired AP Staffing effective December 1, 2018, all of the assets of Advantage effective July 1, 2017, and all of the membership interests of Mediscan on October 30, 2015. The results of these acquired companies' operations have been included in our consolidated statements of operations since their respective effective dates of acquisition. For the years ended December 31, 2019, 2018, 2017, 2016, and 2015, we recognized $0.3 million, $0.5 million, $2.0 million, $0.1 million, and $0.9 million, respectively, of acquisition and integration costs. See Note 4 - Acquisitions to our consolidated financial statements.

•
The years ended December 31, 2019, 2018, 2017, and 2016 include a $0.1 million acquisition-related contingent consideration benefit, and $2.6 million, less than $0.1 million, and $0.8 million, respectively, of acquisition-related contingent consideration expense primarily due to valuation and accretion adjustments related to the contingent consideration liabilities of the US Resources Healthcare, LLC (USR) and Mediscan acquisitions. See Note 4 - Acquisitions and Note 11 - Fair Value Measurements to our consolidated financial statements.

•
We expensed applicant tracking system costs related to our project to replace our legacy system supporting our travel nurse staffing business of $2.0 million and $0.7 million, respectively, for the years ended December 31, 2019 and 2018.

•
We incurred restructuring costs in the years ended December 31, 2019, 2018, 2017, 2016, and 2015, for $3.6 million, $2.8 million, $1.0 million, $0.8 million, and $1.3 million, respectively. Restructuring costs are primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of our planned costs savings initiatives.

•
We incurred legal settlement charges of $1.6 million in the year ended December 31, 2019, related to the resolution of a medical malpractice lawsuit as well as a California wage and hour class action settlement.

•
Pre-tax non-cash impairment charges of $16.3 million, $22.4 million, $14.4 million, $24.3 million, and $2.1 million, respectively, were incurred in the years ended December 31, 2019, 2018, 2017, 2016, and 2015. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 10 - Leases to our consolidated financial statements.

•
The year ended December 31, 2019 includes the impact of a loss on derivative of $1.3 million, which represents the amount paid to terminate an interest rate hedge related to our term loan that was refinanced in October 2019. The years ended December 31, 2017 and 2016 include the impact of a gain on derivative liability of $1.6 million and $5.8 million, while the year ended December 31, 2015 includes the impact of a loss on derivative liability of $9.9 million. The derivative liability related to the Convertible Notes issued in conjunction with a 2014 acquisition, which were paid in full on March 17, 2017. See Note 9 - Derivatives to our consolidated financial statements.

•
We incurred a loss on sale of business of $2.2 million (an after-tax gain of $1.3 million), in the year ended December 31, 2015, related to the sale of our education seminars business, Cross Country Education, LLC on August 31, 2015.

•
The years ended December 31, 2019, 2018, 2017, and 2016, include losses on early extinguishment of debt of $2.0 million, $0.1 million, $5.0 million, and $1.6 million, respectively, related to reductions in borrowing capacity on our then existing revolver in 2019, optional prepayments on the Amended Term Loan in 2019 and 2018, extinguishment fees, and the write-off of unamortized loan fees and net debt discount and issuance costs related to the prior credit agreements. See Note 8 - Debt to our consolidated financial statements.

•
Income tax expense for the year ended December 31, 2019 includes $35.8 million of expense related to the establishment of valuation allowances on our deferred tax assets. Income tax benefit for the years ended December 31, 2018 and 2017 included benefits of $6.0 million and $12.1 million, respectively, related to the non-cash impairment charges. The income tax benefit for the year ended December 31, 2017 was primarily the result of reducing federal and certain state valuation allowances on our deferred tax assets totaling $45.4 million, offset by an $8.0 million reduction in our net deferred tax assets (relating to the impact from the 2017 Tax Act signed into legislation on December 22, 2017). For the year ended December 31, 2018, we completed our 2017 federal and state income tax returns and recorded a discrete tax benefit associated with adjusting our net deferred tax asset. A valuation allowance was maintained and reflected in the years ended December 31, 2015 through December 31, 2016.

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

Management's Discussion and Analysis below generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement and other consultative services for healthcare clients. We recruit and place highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse client base includes both clinical and nonclinical settings, servicing acute care hospitals, physician practice groups, outpatient and ambulatory-care centers, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of office locations, we offer our workforce solutions and we are able to place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. Our workforce solutions include MSP, EMR transition staffing, RPO, IRP, and other outsourcing and consultative services as described in Item 1. Business. By utilizing our various solutions, clients are able to better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes.
We manage and segment our business based on the nature of our services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Search.

●
Nurse and Allied Staffing – For the year ended December 31, 2019, Nurse and Allied Staffing represented approximately 89% of our total revenue. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also staff healthcare personnel and substitute teachers in public and charter schools. We provide flexible workforce solutions to our healthcare clients through diversified offerings designed to meet their unique needs, including: MSP, OWS, EMR, IRP and consulting services.

●
Physician Staffing – For the year ended December 31, 2019, Physician Staffing represented approximately 9% of our total revenue. Physician Staffing provides physicians in many specialties, as well as CRNAs, NPs, and PAs as independent contractors on temporary assignments throughout the U.S.

●
Search – For the year ended December 31, 2019, Search represented approximately 2% of our total revenue. Search is comprised of retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as recruitment process outsourcing, within the U.S.

Summary of Operations

For the year ended December 31, 2019, revenue from services increased 0.7% to $822.2 million, driven by growth in our largest segment Nurse and Allied Staffing, partly offset by declines in Physician Staffing and Search. The year-over-year increase in Nurse and Allied Staffing was primarily due to continued strong growth in travel allied and education, while the decrease in Physician Staffing was primarily due to a decline in the volume of days filled. Direct operating expenses rose faster than revenue, as we experienced higher compensation costs predominantly in Nurse and Allied Staffing, which drove a lower bill-pay spread.
In 2019, the following initiatives were reflected in our financial results more fully described in Results of Operations and in the Notes to the Financial Statements:

•
We consolidated and refreshed our brand by consolidating from 20 disparate brands to one core brand: Cross Country Healthcare to strengthen our go-to-market approach and be better positioned to deliver the full depth and breadth of our services to clients and professionals. This resulted in the acceleration of amortization of intangible assets related to trade names as well as impairment charges.

•
As part of our efforts to reduce costs, we incurred restructuring charges in 2019 pertaining to severance, rationalization of our office locations, and other reorganizational costs. We reinvested the majority of these cost savings in revenue generating positions to drive organic revenue growth.

•
We refinanced our debt into a more flexible, cost effective $120.0 million senior secured asset-based credit facility (ABL) in the fourth quarter of 2019. As a result, we repaid and terminated the prior senior credit facility, as well as terminated a related interest rate swap.

•	We continue to invest in a project to replace the applicant tracking system of our travel nurse and allied operations to improve candidate experience and be more efficient.
For the year ended December 31, 2019 net loss attributable to common shareholders was $57.7 million, or $1.61 per diluted share. Also contributing to this net loss were legal settlement charges of $1.6 million related to the resolution of certain matters and income tax expense of $35.8 million related to the establishment of a valuation allowance on our deferred tax assets.

For the year ended December 31, 2019, we generated cash flow from operating activities of $5.5 million impacted by the previously mentioned initiatives. At December 31, 2019, we had $1.0 million in cash and cash equivalents, with $71.0 million of borrowings drawn under our ABL, and $19.9 million of undrawn letters of credit outstanding, leaving $29.1 million available for borrowing. See Note 8 - Debt to our consolidated financial statements.

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

	Year Ended December 31,
	2019	2018	2017
Revenue from services	100.0%	100.0%	100.0%
Direct operating expenses	75.2	74.3	73.6
Selling, general and administrative expenses	22.1	22.1	21.7
Bad debt expense	0.3	0.3	0.2
Depreciation and amortization	1.7	1.4	1.2
Acquisition and integration costs	—	0.1	0.2
Acquisition-related contingent consideration	—	0.3	—
Restructuring costs	0.4	0.3	0.1
Legal settlement charges	0.2	—	—
Impairment charges	2.0	2.8	1.6
(Loss) income from operations	(1.9)	(1.6)	1.4
Interest expense	0.6	0.7	0.5
Loss (gain) on derivatives	0.2	—	(0.2)
Loss on early extinguishment of debt	0.2	—	0.6
Other income, net	—	(0.1)	—
(Loss) income before income taxes	(2.9)	(2.2)	0.5
Income tax expense (benefit)	3.9	(0.3)	(4.0)
Consolidated net (loss) income	(6.8)	(1.9)	4.5
Less: Net income attributable to noncontrolling interest in subsidiary	0.2	0.2	0.2
Net (loss) income attributable to common shareholders	(7.0)%	(2.1)%	4.3%

Comparison of Results for the Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2019	2018	$	%
	(Dollars in thousands)
Revenue from services	$822,224	$816,484	$5,740	0.7%
Direct operating expenses	618,215	606,921	11,294	1.9%
Selling, general and administrative expenses	181,959	180,230	1,729	1.0%
Bad debt expense	2,008	2,204	(196)	(8.9)%
Depreciation and amortization	14,075	11,780	2,295	19.5%
Acquisition-related contingent consideration	(110)	2,557	(2,667)	(104.3)%
Acquisition and integration costs	311	491	(180)	(36.7)%
Restructuring costs	3,571	2,758	813	29.5%
Legal settlement charges	1,600	—	1,600	100.0%
Impairment charges	16,306	22,423	(6,117)	(27.3)%
Loss from operations	(15,711)	(12,880)	(2,831)	(22.0)%
Interest expense	5,306	5,654	(348)	(6.2)%
Loss on derivative	1,284	—	1,284	100.0%
Loss on early extinguishment of debt	1,978	79	1,899	NM
Other income, net	(68)	(418)	350	83.7%
Loss before income taxes	(24,211)	(18,195)	(6,016)	(33.1)%
Income tax expense (benefit)	31,732	(2,478)	34,210	NM
Consolidated net loss	(55,943)	(15,717)	(40,226)	(255.9)%
Less: Net income attributable to noncontrolling interest in subsidiary	1,770	1,234	536	43.4%
Net loss attributable to common shareholders	$(57,713)	$(16,951)	$(40,762)	(240.5)%

NM - not meaningful

Revenue from services

Revenue from services increased $5.7 million, or 0.7%, to $822.2 million for the year ended December 31, 2019, as compared to $816.5 million for the year ended December 31, 2018. The increase was due primarily to growth in our Nurse and Allied Staffing segment, partially offset by declines in our Physician Staffing and Search segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $11.3 million, or 1.9%, to $618.2 million for the year ended December 31, 2019, as compared to $606.9 million for the year ended December 31, 2018. As a percentage of total revenue, direct operating expenses increased to 75.2% compared to 74.3% in the prior year period, primarily due to higher compensation in Nurse and Allied Staffing driving a lower bill-pay spread.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.7 million, or 1.0%, to $182.0 million for the year ended December 31, 2019, as compared to $180.2 million for the year ended December 31, 2018, primarily due to higher healthcare costs, consulting fees related to the replacement of our travel nurse legacy applicant tracking system, and candidate attraction-

related expenses, partially offset by our cost savings initiatives. As a percentage of total revenue, selling, general and administrative expenses were 22.1% for both of the years ended December 31, 2019 and December 31, 2018.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2019 increased to $14.1 million as compared to $11.8 million for the year ended December 31, 2018, primarily due to accelerated amortization of trade names in our Nurse and Allied and Physician Staffing segments, associated with our rebranding initiatives, partially offset by lower depreciation expense related to fully amortized assets that have not been replaced. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 1.7% for the year ended December 31, 2019 and 1.4% for the year ended December 31, 2018.

Acquisition-related contingent consideration

Acquisition-related contingent consideration for the year ended December 31, 2019 was a benefit of $0.1 million, reflecting accretion and valuation adjustments on our contingent purchase price liabilities for a previously acquired business in connection with the Mediscan acquisition. Acquisition-related contingent consideration for the year ended December 31, 2018 was $2.6 million and substantially related to the Mediscan acquisition. In the third quarter of 2018, we determined that the contingent consideration earnout for USR would not be achieved and the entire liability was reversed. See Note 4 - Acquisitions to our consolidated financial statements.

Acquisition and integration costs

During the years ended December 31, 2019 and 2018, we incurred acquisition and integration costs of $0.3 million and $0.5 million, respectively, related to prior acquisitions. The 2019 costs also included expenses incurred for potential transactions. See Note 4 - Acquisitions to our consolidated financial statements.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of our planned costs savings initiatives. We recorded restructuring costs of $3.6 million for the year ended December 31, 2019 and $2.8 million for the year ended December 31, 2018.

Legal settlement charges

Legal settlement charges totaled $1.6 million for the year ended December 31, 2019 and related to the resolution of a medical malpractice lawsuit, as well as a California wage and hour class action settlement agreement. There were no similar charges for the year ended December 31, 2018.

Impairment charges

During the year ended December 31, 2019, in connection with our restructuring activities, we ceased using leased space which resulted in an evaluation of related long-lived assets pursuant to the Property, Plant, and Equipment Topic of the FASB ASC. The evaluation resulted in impairment charges related to our right-of-use assets of $1.2 million and $0.6 million of impairment related to property and equipment. In addition, as part of evolving our go-to-market strategy and subsequent rebranding initiatives, in the second quarter of 2019, we eliminated certain brands across all of our segments and, as a result, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. During the year ended December 31, 2018, we recorded non-cash impairment charges of $22.4 million, relating to the Physician Staffing reporting unit. We reduced our long-range forecast for the Physician Staffing business segment in the fourth quarter. The lower than expected revenue was driven by lower booking volumes, partly due to the loss of customers. In addition, margins of the reporting unit were negatively impacted from investments in the business. As a result, we recorded non-cash impairment charges of $5.2 million related to trade names and $17.2 million related to goodwill. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 11 - Fair Value Measurements to our consolidated financial statements.

Interest expense

Interest expense totaled $5.3 million for the year ended December 31, 2019 and $5.7 million for the year ended December 31, 2018. The effective interest rate on our borrowings was 5.1% for both years ended December 31, 2019 and 2018.

Loss on derivative

We incurred a loss on derivative of $1.3 million for the year ended December 31, 2019 which was paid to terminate an interest rate hedge related to our term loan that was refinanced in October 2019. There were no similar charges for the year ended December 31, 2018. See Note 8 - Debt and Note 9 - Derivatives to our consolidated financial statements.
Loss on early extinguishment of debt
Loss on early extinguishment of debt of $2.0 million for the year ended December 31, 2019 related to write-off and extinguishment costs of $1.5 million related to the refinancing of our debt in the fourth quarter of 2019, and the write-off of debt issuance costs of $0.5 million in the prior quarters related to optional prepayments on our term loan made in the first and second quarters as well as optional reductions in borrowing capacity under our prior revolving credit facility. Loss on early extinguishment of debt was not material for the year ended December 31, 2018 and related to the optional prepayments on our term loan. See Note 8 - Debt to our consolidated financial statements.

Income tax expense (benefit)

Income tax expense totaled $31.7 million for the year ended December 31, 2019, compared to income tax benefit of $2.5 million for the year ended December 31, 2018. The effective tax rate was negative 131.1% and 13.6%, including the impact of discrete items, for the years ended December 31, 2019 and 2018, respectively. The effective tax rate in 2019 was impacted by the additional valuation allowance on deferred tax assets, impairment of indefinite-lived intangibles, and international and state taxes. The effective tax rate in 2018 was impacted by the non-deductibility of certain per diem expenses, the officers' compensation limitation, and international and state income taxes. Further, during the fourth quarter of 2018, we completed our 2017 federal and state income tax returns and recorded a discrete tax benefit associated with adjusting our net deferred tax asset. See Note 14 - Income Taxes to our consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$732,815	$718,613	$756,476
Physician Staffing	74,605	82,305	93,610
Search	14,804	15,566	14,962
	$822,224	$816,484	$865,048

Contribution income (loss):
Nurse and Allied Staffing	$64,353	$66,200	$73,825
Physician Staffing	2,758	4,755	5,256
Search	(823)	763	(568)
	66,288	71,718	78,513

Corporate overhead	46,246	44,589	39,190
Depreciation and amortization	14,075	11,780	10,174
Acquisition and integration costs	311	491	1,975
Acquisition-related contingent consideration	(110)	2,557	44
Restructuring costs	3,571	2,758	1,026
Legal settlement charges	1,600	—	—
Impairment charges	16,306	22,423	14,356
(Loss) income from operations	$(15,711)	$(12,880)	$11,748

In 2019, as part of our rebranding efforts, we moved our Recruitment Process Outsourcing (RPO) services to Search. As a result, for the years ended December 31, 2018 and 2017, $1.7 million and $1.8 million of revenue, respectively, and $0.2 million of contribution income and $0.2 million of contribution loss, respectively, were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation. See Note 18 - Segment Data.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2019	2018	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,113	7,154	(41)	(0.6)%
Average Nurse and Allied Staffing revenue per FTE per day	$282	$275	$7	2.5%

Physician Staffing statistical data:
Days filled	44,381	53,039	(8,658)	(16.3)%
Revenue per day filled	$1,681	$1,552	$129	8.3%

See definition of Business Measurements under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $14.2 million, or 2.0% to $732.8 million for the year ended December 31, 2019, from $718.6 million for the year ended December 31, 2018. The year-over-year increase was primarily due to higher average bill rates driven primarily by improved mix and favorable pricing, partly offset by lower volume.

Contribution income from Nurse and Allied Staffing for the year ended December 31, 2019, decreased $1.8 million or 2.8%, to $64.4 million from $66.2 million in year ended December 31, 2018. As a percentage of segment revenue, contribution income margin decreased to 8.8% for the year ended December 31, 2019 from 9.2% for the year ended December 31, 2018, primarily due to a lower bill-pay spread.

The average number of Nurse and Allied Staffing FTEs on contract during the year ended December 31, 2019 decreased 0.6% from the year ended December 31, 2018. Average Nurse and Allied Staffing revenue per FTE per day increased approximately 2.5% in the year ended December 31, 2019 compared to the year ended December 31, 2018, reflecting the higher average bill rates.

Physician Staffing

Revenue from Physician Staffing decreased $7.7 million, or 9.4% to $74.6 million for the year ended December 31, 2019, compared to $82.3 million for the year ended December 31, 2018, primarily due to a lower number of days filled, partially offset by higher bill rates due to mix of business.

Contribution income from Physician Staffing for the year ended December 31, 2019, decreased $2.0 million or 42.0% to $2.8 million compared to $4.8 million in the year ended December 31, 2018. As a percentage of segment revenue, contribution income was 3.7% for the year ended December 31, 2019 and 5.8% for the year ended December 31, 2018, driven by lower revenue.

Physician Staffing days filled decreased 16.3% to 44,381 in the year ended December 31, 2019, compared to 53,039 in the year ended December 31, 2018, across a broad variety of specialties in both physician and advanced practices. Revenue per day filled was $1,681 for the year ended December 31, 2019 and $1,552 for the year ended December 31, 2018, due to a shift in the mix of business.

Search

Revenue from Search for the year ended December 31, 2019, decreased $0.8 million, or 4.9%, to $14.8 million from $15.6 million in the year ended December 31, 2018, due to declines in searches, partially offset by an increase in RPO revenue

The segment reported a contribution loss of $0.8 million for the year ended December 31, 2019, as compared with contribution income of $0.8 million for the year ended December 31, 2018. The decrease was driven by both lower revenue and higher compensation costs.

Corporate overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives). Corporate overhead increased to $46.2 million for the year ended December 31, 2019, from $44.6 million for the year ended December 31, 2018, primarily due to higher consulting and other professional service fees, partly offset by the impact of our cost savings initiatives. The higher consulting fees are related to the project to replace our applicant tracking system for our travel nurse business. As a percentage of consolidated revenue, unallocated corporate overhead was 5.6% for the year ended December 31, 2019, and 5.5% for the year ended December 31, 2018.

Transactions with Related Parties

See Note 17 - Related Party Transactions to our consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2019, we had $1.0 million in cash and cash equivalents, which was lower than prior periods due to refinancing into an ABL which can be borrowed and repaid on a daily basis. As of December 31, 2019, we had $71.0 million of outstanding borrowings. Working capital decreased by $11.6 million to $97.9 million as of December 31, 2019, compared to $109.5 million as of December 31, 2018, primarily due to the lower cash balance at year-end. As of December 31, 2019, our days' sales outstanding, net of amounts owed to subcontractors, was 58 days representing a 4 day improvement from December 31, 2018.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service, including our commitments as described in the Commitments table which follows. We expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

Cash Flow Comparisons

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net cash provided by operating activities during the year ended December 31, 2019 was $5.5 million compared to $21.0 million during the year ended December 31, 2018. The primary drivers for the full year decline related to significant expenditures for items such as the termination of our interest rate swap and legal settlements, as well as higher costs for restructuring and costs pertaining to the new applicant tracking system, which totaled approximately $4.5 million. In addition, due to the timing of year end, we prefunded payroll by approximately $5.0 million. Lastly, while days’ sales outstanding improved for the year, the sequential revenue growth resulted in a net working capital investment of approximately $3.1 million.

Net cash used in investing activities during the year ended December 31, 2019 was $2.9 million compared to $6.7 million in the year ended December 31, 2018. The primary use for cash pertained to capital expenditures in both periods, and for acquisition-related settlements in the prior year. Capital expenditures in the year ended December 31, 2019 were primarily related to the project to replace our applicant tracking system for our travel nurse business. We expect to continue to incur additional capital expenditures related to this project in 2020.

Net cash used in financing activities during the year ended December 31, 2019 was $17.6 million, compared to $23.8 million during the year ended December 31, 2018. During the year ended December 31, 2019, we used proceeds from the ABL to repay our then outstanding borrowings of $75.4 million under our August 2017 Credit Facility and $1.3 million for the payment of fees, expenses, and accrued interest. In addition, we used cash to make optional debt prepayments on our Amended Term Loan of $12.5 million and $0.7 million to pay debt issuance costs in connection with the Second and Third Amendments to our August 2017 Credit Facility. We also used cash to pay $0.8 million for income taxes on share-based compensation, $1.6 million for noncontrolling shareholder payments, and $0.3 million of contingent consideration. During the year ended December 31, 2018, we repaid $16.1 million on our Amended Term Loan, including $10.0 million of optional prepayments, and paid $0.3 million in debt issuance costs in connection with the First Amendment to our Amended and Restated Credit Facility. We also repurchased and retired shares of our Common Stock for $5.0 million, and used cash to pay $0.9 million for shares withheld for taxes, $1.2 million for noncontrolling shareholder payments, and $0.3 million of contingent consideration.

Debt
October 2019 ABL Credit Agreement

As more fully described in Note 8 - Debt to our consolidated financial statements, effective October 25, 2019, our prior senior credit facility entered into in August 2017 was replaced by a $120.0 million ABL, which provides for a five-year senior secured revolving credit facility.

Borrowings under the ABL generally bear interest at a variable rate based on either LIBOR or Base Rate plus an applicable margin, subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. As of December 31, 2019, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate margins would have been 1.00% and 3.00%, respectively, for the revolving and Supplemental Availability, respectively. Availability under the ABL is subject to a borrowing base, which was $120.0 million at December 31,

2019, with $71.0 million of borrowings drawn as well as $19.9 million of letters of credit outstanding, leaving $29.1 million available for borrowing.

As mentioned above, we refinanced our debt into a more flexible cost effective asset-based credit facility in the fourth quarter of 2019. In connection with the refinancing, we terminated the prior senior credit facility as well as a related interest rate swap, resulting in recognized losses on the early extinguishment of debt. Before the refinancing occurred we made optional early prepayments and entered into two amendments to our prior senior credit facility to maintain compliance and minimize interest cost.

See Note 8 - Debt to our consolidated financial statements.

Stockholders' Equity

See Note 15 - Stockholders' Equity to our consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements.

The following table reflects our contractual obligations and other commitments as of December 31, 2019:

Commitments	Total	2020	2021	2022	2023	2024	Thereafter
	(Unaudited, amounts in thousands)
ABL Credit Facility (a)	$70,974	$—	$—	$—	$—	$70,974	$—
Interest on debt (b)	16,157	3,544	3,468	3,265	3,204	2,676	—
Contingent consideration (c)	7,300	2,433	2,433	2,434	—	—	—
Operating lease obligations (d)	27,883	6,235	5,974	5,094	4,711	3,382	2,487
	$122,314	$12,212	$11,875	$10,793	$7,915	$77,032	$2,487
_______________

(a)
Under our ABL Credit Facility, we are required to comply with certain financial covenants. Our inability to comply with the required covenants or other provisions could result in default under our credit facility. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the ABL Credit Facility could be declared immediately due and payable. As of December 31, 2019, we were in compliance with the financial covenants and other covenants contained in the ABL Credit Agreement.

(b)
Interest on debt represents estimated payments due through maturity for our ABL, calculated using the December 31, 2019 applicable LIBOR and margin rate totaling 3.8% on the revolving portion of the borrowing base (76% of the ABL balance) and 5.8% on the Supplemental Availability (24% of the ABL balance) and assuming the principal balance remains the same. See Note 8 - Debt to our consolidated financial statements.

(c)
The contingent consideration represents the estimated payments due related to the assumed contingent purchase price liabilities of the Mediscan acquisition, excluding interest. Interest, once determined, will begin to accrue in the first quarter of 2020 and is payable along with the final payment due on January 31, 2022. See Note 4 - Acquisitions to our consolidated financial statements.

(d)	Represents future minimum lease payments associated with operating lease agreements with original terms of more than one year. See Note 10 - Leases to our consolidated financial statements.

See Note 13 - Contingencies to our consolidated financial statements.

In addition to the above disclosed contractual obligations, we have accrued uncertain tax positions, pursuant to the Income Taxes Topic of the FASB ASC, of $5.8 million at December 31, 2019. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with the taxing authorities.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2019, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. For the Search reporting unit, there was less than 20% of excess fair value over its carrying amount leaving it at risk of impairment in future periods if forecasted results are not achieved. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2019, 2018, and 2017 is more fully described.

Indefinite-lived intangible assets related to our trade names were not amortized but instead tested for impairment at least annually, or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We perform testing of indefinite-lived intangible assets, other than goodwill, at the asset group level using the relief from royalty method. If the carrying value exceeds the fair value, an impairment loss is recorded for that excess.

There can be no assurance that the estimates and assumptions made for purposes of the annual impairment test will prove to be accurate predictions of the future. Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

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

See Note 10 - Leases and Note 11 - Fair Value Measurements, where impairment testing in 2019 is more fully described.

Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, the identification of appropriate market multiples, royalty rates, and the choice of an appropriate discount rate. See Note 11 - Fair Value Measurements. Specifically, further deterioration of demand for our services, further deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1.A. Risk Factors, may affect our determination of fair value of goodwill, trade names, or other intangible assets. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2019, we had total goodwill, intangible assets not subject to amortization, and other intangible assets of $151.9 million or 39.7% of our total assets.

Health, workers' compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2019 and 2018, we had $3.6 million and $5.2 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2019, and 2018, we had $11.8 million and $11.9 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary semi-annually. As of December 31, 2019, and 2018, we had $6.7 million and $7.3 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary semi-annually.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time, and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff, with payment terms of 30 to 60 days. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2019 and December 31, 2018, our estimate of amounts that had been worked but had not been billed totaled $46.1 million and $44.1 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
We offer other optional services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross Versus Net Policies), RPO, other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of our consolidated revenue for the years ended December 31, 2019, 2018, and 2017. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for billing-related adjustments which may arise in the ordinary course and adjustments to the reserve are recorded as contra-revenue. Historically, losses on uncollectible accounts and sales allowances have not exceeded our allowances. As of December 31, 2019, our total allowances were $3.2 million.

Contingent liabilities

We are subject to various litigation, claims, investigations, and other proceedings that arise in the ordinary course of our business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. Our healthcare facility clients may also become subject to claims, governmental inquiries and investigations, and legal actions to which we may become a party relating to services provided by our professionals. We record a liability when available information indicates that a loss is probable and an amount, or range of loss can be reasonably estimated. Significant judgment is required to determine both the probability of loss and the estimated amount. At least quarterly, we review our accrual and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or new information. However, losses ultimately incurred could materially differ from amounts accrued. See Note 13 - Contingencies.

Income taxes

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2019, we have deferred tax assets related to certain federal, state, and foreign net operating loss carryforwards of $19.8 million. The carryforwards will expire as follows: federal between 2032 and 2039, state between 2020 and 2039, and foreign between 2020 and 2024.

As of December 31, 2019 and 2018, we had valuation allowances on our deferred tax assets of $37.3 million and $1.2 million, respectively. As of June 30, 2019, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of this evaluation, an additional valuation allowance of $36.0 million was recorded in the second quarter ($35.8 million of which was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income) to reduce the portion of the deferred tax asset that is not more likely than not to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The December 31, 2019 valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized. The December 31, 2018 valuation allowance applied to the uncertainty of the realization of certain state net operating losses. See Note 14 - Income Taxes to our consolidated financial statements.

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We consider cumulative losses in recent years as well as the impact of one-time events in assessing our pre-tax earnings. Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business, which includes restructuring and other initiatives. In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or changes in our estimating assumptions, we may modify the level of the valuation allowance which could materially impact our business, financial condition, and results of operations.
We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The entire portion of the unrecognized tax benefit is classified as a component of other long-term liabilities in the consolidated balance sheets. As of December 31, 2019, total unrecognized tax benefits recorded was $5.8 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on variable rates. As of December 31, 2019, we are exposed to the risk of fluctuation in interest rates relating to our ABL Credit Agreement (ABL) entered into on October 25, 2019. Our ABL charges us interest at a rate based on either LIBOR or Base Rate (as defined) plus an applicable margin.

In March 2018, we entered into an interest rate swap agreement, which initially fixed the interest rate on 50% of the amortizing balance on our prior term debt. The interest rate swap qualified as a cash flow hedge in accordance with the Derivatives and Hedging Topic of the FASB ASC and the resulting changes in fair value of the interest rate swap were recorded to other comprehensive (loss) income and reclassified to interest expense over the life of the term debt. In September 2019, in contemplation of entering into the ABL, we terminated this interest rate swap agreement. See Note 8 - Debt and Note 9 - Derivatives to our consolidated financial statements.

A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.9 million and $1.0 million, respectively, for the years ended December 31, 2019 and 2018, excluding the impact of the interest rate swap agreement. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million and $0.6 million, respectively, for the years ended December 31, 2019 and 2018.

See Item 1A, Risk Factors under “The interest rates under our ABL Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR)” for a discussion of the interest rate risk related to the potential phase-out of LIBOR in 2021.

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

Fluctuations in exchange rates also impact the U.S. dollar amount of stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period. The resulting translation adjustments are recorded in stockholders’ equity, as a component of accumulated other comprehensive loss, included in other stockholders’ equity in our consolidated balance sheets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Cross Country Healthcare, Inc.
Boca Raton, Florida
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cross Country Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 5, 2020 expressed an unqualified opinion on those financial statements and schedule and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.
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
March 5, 2020

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to executive compensation is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information with respect to beneficial ownership of our common stock is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and such information is incorporated herein by reference.

With respect to equity compensation plans as of December 31, 2019, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	8,000	$5.21	1,487,506
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	8,000	$5.21	1,487,506

(1) For Performance Stock Awards issued under the 2014 Omnibus Incentive Plan, we consider the expected number of shares that may be issued under the award to be outstanding. When the number of Performance Stock Awards have been determined, we true up the actual number of shares that were awarded and return any unawarded shares into shares available for issuance. See Note 15 - Stockholders' Equity to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information with respect to the fees and services of our principal accountant is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018, and 2017

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

*4.4	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 #	Cross Country, Inc. Deferred Compensation Plan (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.)
10.2
Lease Agreement between Cornerstone Opportunity Ventures, LLC and Cejka Search, Inc., dated February 2, 2007 (Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.)

10.3
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

10.5 #
Form of Non-Employee Directors’ Restricted Stock Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (Previously filed as an exhibit to the Company’s 8-K dated May 15, 2007 and incorporated by reference herein.)

10.6 #
Form of Stock Appreciation Rights Agreement under Cross Country Healthcare, Inc. 2007 Stock Incentive Plan (Previously filed as an exhibit to the Company’s Form 8-K dated October 15, 2007 and incorporated by reference herein.)

10.7
Lease Agreement, dated July 18, 2013, between Peachtree II and III, LLC and MDA Holdings, Inc. (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.)

10.8 #	Amended and Restated Executive Severance Plan of Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.)
10.9
Fourth Amendment to Lease Agreement by and between Granite Meridian LLC and Cross Country Healthcare, Inc., dated September 29, 2015 (Previously filed as an exhibit to the Company’s Form 8-K dated October 2, 2015 and incorporated by reference herein.)

10.1
Ninth Amendment to Lease Agreement by and between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 29, 2015 (Previously filed as an exhibit to the Company’s Form 8-K dated October 2, 2015 and incorporated by reference herein.)

10.11
Lease Agreement by and between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 29, 2015 (Previously filed as an exhibit to the Company’s Form 8-K dated October 2, 2015 and incorporated by reference herein.)

10.12
Asset Purchase Agreement between Mediscan, Inc. and Direct Ed Solutions, Inc. and Mihal Spiegel, dated August 19, 2014 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.13
Third Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated December 2, 2015 (Previously filed as an exhibit to the Company's Form 10-KA for the year ended December 31, 2015 and incorporated by reference herein.)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.14
Tenth Amendment to Lease agreement between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 19, 2016 (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2016 and incorporated by reference herein.)

10.15
Amendment to Lease agreement between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 19, 2016 (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2016 and incorporated by reference herein.)

10.16
Asset Purchase Agreement, dated June 13, 2017, among Cross Country Healthcare, Inc., as Buyer,Advantage RN, LLC, Advantage On Call, LLC, Advantage Locums, LLC, and Advantage RN LocalStaffing, the Seller Parties, and Seller Representative (Previously filed as an exhibit to the Company's Form8-K dated June 13, 2017 and incorporated by reference herein.)

10.17
Fourth Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc.,dated May 31, 2017 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2017 and incorporated by reference herein.)

10.18 #
Cross Country Healthcare, Inc. Executive Nonqualified Excess Plan Adoption Agreement (Previously filed as an exhibit to the Company's Form 10-K dated December 31, 2017 and incorporated by reference herein.)

10.19 #
Employment Agreement between Cross Country Healthcare, Inc. and Kevin C. Clark, dated January 16, 2019 (Previously filed as an exhibit to the Company's Form 8-K dated January 16, 2019 and incorporated by reference herein.)

10.20 #
Amendment and Restatement to Employment Agreement, dated January 31, 2019, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 8-K dated January 31, 2019 and incorporated by reference herein)

10.21 #
Offer Letter, dated as of March 11, 2019, between Stephen Saville and Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company's Form 8-K dated April 16, 2019 and incorporated be reference herein.)

10.22 #
Offer Letter between Cross Country Healthcare, Inc. and Buffy White, dated March 6, 2019 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2019 and incorporated by reference herein.)

10.23 #
Relocation Agreement between Cross Country Healthcare, Inc. and Buffy White, dated May 21 2019 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2019 and incorporated by reference herein.)

10.24
ABL Credit Agreement, dated October 25, 2019, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers, certain of its domestic subsidiaries as guarantors, the Lenders referenced therein, and Wells Fargo Bank, as agent (Previously filed as an exhibit to the Company's Form 8-K dated October 28, 2019 and incorporated by reference herein.)

*14.1	Code of Ethics, revised April 9, 2019
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kevin C. Clark, President, Chief Executive Officer (Principal Executive Officer)
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
Name: Kevin C. Clark
Title: President & Chief Executive Officer
Principal Executive Officer
Date: March 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Clark	President & Chief Executive Officer	March 5, 2020
Kevin C. Clark	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	March 5, 2020
William J. Burns	(Principal Accounting and Financial Officer)

/s/ W. Larry Cash	Director	March 5, 2020
W. Larry Cash

/s/ Thomas C. Dircks	Director	March 5, 2020
Thomas C. Dircks

/s/ Gale Fitzgerald	Director	March 5, 2020
Gale Fitzgerald

/s/ Darrell S. Freeman, Sr.	Director	March 5, 2020
Darrell S. Freeman, Sr.

/s/ Richard M. Mastaler	Director	March 5, 2020
Richard M. Mastaler

/s/ Mark Perlberg	Director	March 5, 2020
Mark Perlberg

/s/ Joseph A. Trunfio	Director	March 5, 2020
Joseph A. Trunfio

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Cross Country Healthcare, Inc.
Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02, Leases (Topic 842).
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
March 5, 2020

We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,032	$16,019
Accounts receivable, net of allowances of $3,219 in 2019 and $3,705 in 2018	169,528	166,128
Prepaid expenses	6,097	6,208
Insurance recovery receivable	5,011	4,186
Other current assets	1,689	2,364
Total current assets	183,357	194,905
Property and equipment, net	11,832	13,628
Operating lease right-of-use assets	16,964	—
Goodwill	101,066	101,060
Trade names, indefinite-lived	5,900	20,402
Other intangible assets, net	44,957	55,182
Non-current deferred tax assets	—	23,750
Other non-current assets	18,298	18,076
Total assets	$382,374	$427,003

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$45,726	$43,744
Accrued compensation and benefits	31,307	33,332
Current portion of long-term debt	—	5,235
Operating lease liabilities - current	4,878	—
Other current liabilities	3,554	3,075
Total current liabilities	85,465	85,386
Long-term debt, less current portion	70,974	77,944
Operating lease liabilities - non-current	19,070	—
Non-current deferred tax liabilities	7,523	95
Long-term accrued claims	26,938	29,299
Contingent consideration	4,867	7,409
Other long-term liabilities	4,037	8,672
Total liabilities	218,874	208,805

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 35,870,560 and 35,625,692 shares issued and outstanding at December 31, 2019 and 2018, respectively	4	4
Additional paid-in capital	305,643	303,048
Accumulated other comprehensive loss	(1,240)	(1,462)
Accumulated deficit	(141,775)	(84,062)
Total Cross Country Healthcare, Inc. stockholders' equity	162,632	217,528
Noncontrolling interest in subsidiary	868	670
Total stockholders' equity	163,500	218,198
Total liabilities and stockholders' equity	$382,374	$427,003

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Revenue from services	$822,224	$816,484	$865,048
Operating expenses:
Direct operating expenses	618,215	606,921	636,462
Selling, general and administrative expenses	181,959	180,230	187,435
Bad debt expense	2,008	2,204	1,828
Depreciation and amortization	14,075	11,780	10,174
Acquisition-related contingent consideration	(110)	2,557	44
Acquisition and integration costs	311	491	1,975
Restructuring costs	3,571	2,758	1,026
Legal settlement charges	1,600	—	—
Impairment charges	16,306	22,423	14,356
Total operating expenses	837,935	829,364	853,300
(Loss) income from operations	(15,711)	(12,880)	11,748
Other expenses (income):
Interest expense	5,306	5,654	4,214
Loss (gain) on derivatives	1,284	—	(1,581)
Loss on early extinguishment of debt	1,978	79	4,969
Other income, net	(68)	(418)	(155)
(Loss) income before income taxes	(24,211)	(18,195)	4,301
Income tax expense (benefit)	31,732	(2,478)	(34,501)
Consolidated net (loss) income	(55,943)	(15,717)	38,802
Less: Net income attributable to noncontrolling interest in subsidiary	1,770	1,234	1,289
Net (loss) income attributable to common shareholders	$(57,713)	$(16,951)	$37,513

Net (loss) income per share attributable to common shareholders - Basic	$(1.61)	$(0.48)	$1.07

Net (loss) income per share attributable to common shareholders - Diluted	$(1.61)	$(0.48)	$1.01

Weighted average common shares outstanding:
Basic	35,815	35,657	35,018
Diluted	35,815	35,657	36,166

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Consolidated net (loss) income	$(55,943)	$(15,717)	$38,802

Other comprehensive income (loss), before income tax:
Unrealized foreign currency translation gain (loss)	47	(153)	75
Unrealized loss on interest rate contracts	(1,078)	(420)	—
Reclassification adjustment to statement of operations	1,312	186	—
	281	(387)	75
Taxes on other comprehensive income (loss):
Income tax effect related to unrealized foreign currency translation gain (loss)	26	(31)	—
Income tax effect related to unrealized loss on interest rate contracts	(571)	(107)	—
Income tax effect related to reclassification adjustment to statement of operations	93	48	—
Valuation allowance adjustment	511	—	—
	59	(90)	—
Other comprehensive income (loss), net of tax	222	(297)	75

Comprehensive (loss) income	(55,721)	(16,014)	38,877
Less: Net income attributable to noncontrolling interest in subsidiary	1,770	1,234	1,289
Comprehensive (loss) income attributable to common shareholders	$(57,491)	$(17,248)	$37,588

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2016	32,339	$3	$256,570	$(1,241)	$(104,089)	$559	$151,802
Exercise of share options	41	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	282	—	(1,774)	—	—	—	(1,774)
Shares issued for Convertible Notes	3,176	1	45,951	—	—	—	45,952
Equity compensation	—	—	4,080	—	—	—	4,080
Cumulative-effect adjustment - share-based compensation	—	—	535	—	(535)	—	—
Foreign currency translation adjustment	—	—	—	75	—	—	75
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,218)	(1,218)
Net income	—	—	—	—	37,513	1,289	38,802
Balances at December 31, 2017	35,838	4	305,362	(1,166)	(67,111)	630	237,719
Exercise of share options	21	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	199	—	(889)	—	—	—	(889)
Equity compensation	—	—	3,575	—	—	—	3,575
Stock repurchase and retirement	(432)	—	(5,000)	—	—	—	(5,000)
Foreign currency translation adjustment, net of taxes	—	—	—	(121)	—	—	(121)
Net change in hedging transaction, net of taxes	—	—	—	(175)	—	—	(175)
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,194)	(1,194)
Net (loss) income	—	—	—	—	(16,951)	1,234	(15,717)
Balances at December 31, 2018	35,626	4	303,048	(1,462)	(84,062)	670	218,198
Exercise of share options	14	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	231	—	(801)	—	—	—	(801)
Equity compensation	—	—	3,396	—	—	—	3,396
Foreign currency translation adjustment, net of taxes	—	—	—	47	—	—	47
Net change in hedging transaction, net of taxes	—	—	—	175	—	—	175
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,572)	(1,572)
Net (loss) income	—	—	—	—	(57,713)	1,770	(55,943)
Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Consolidated net (loss) income	$(55,943)	$(15,717)	$38,802
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,075	11,780	10,174
Amortization of debt discount and debt issuance costs	461	448	651
Provision for allowances	3,243	5,974	4,705
Deferred income tax expense (benefit)	31,159	(3,410)	(33,812)
Non-cash lease expense	4,989	—	—
Non-cash gain on derivative liability	—	—	(1,581)
Impairment charges	16,306	22,423	14,356
Loss on early extinguishment of debt	1,978	79	4,969
Equity compensation	3,396	3,575	4,080
Other non-cash costs	52	3,231	68
Changes in operating assets and liabilities:
Accounts receivable	(6,642)	2,820	9,708
Prepaid expenses and other assets	(1,574)	(2,514)	1,816
Accounts payable and accrued expenses	(1,308)	(7,095)	(9,275)
Operating lease liabilities	(5,820)	—	—
Other	1,170	(597)	847
Net cash provided by operating activities	5,542	20,997	45,508

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(1,930)	(85,977)
Acquisition-related settlements	—	(151)	(292)
Purchases of property and equipment	(2,940)	(4,597)	(5,111)
Net cash used in investing activities	(2,940)	(6,678)	(91,380)

Cash flows from financing activities
Proceeds from Term Loan	—	—	62,000
Principal payments on Term Loan	(83,876)	(16,124)	(1,500)
Convertible Note cash payment	—	—	(5,000)
Borrowings under revolving credit facility	5,000	—	39,000
Repayments on revolving credit facility	(5,000)	—	(39,000)
Debt issuance costs	(2,058)	(308)	(901)
Extinguishment fees	—	—	(578)
Proceeds from Senior Secured Asset-Based revolving credit facility	76,640	—	—
Borrowings under Senior Secured Asset-Based revolving credit facility	71,934	—	—
Repayments on Senior Secured Asset-Based revolving credit facility	(77,600)	—	—
Cash payments to noncontrolling shareholder	(1,573)	(1,194)	(1,217)
Stock repurchase and retirement	—	(5,000)	—
Other	(1,066)	(1,141)	(2,048)
Net cash (used in) provided by financing activities	(17,599)	(23,767)	50,756

Effect of exchange rate changes on cash	10	(70)	23

Change in cash and cash equivalents	(14,987)	(9,518)	4,907
Cash and cash equivalents at beginning of year	16,019	25,537	20,630
Cash and cash equivalents at end of year	$1,032	$16,019	$25,537

Supplemental disclosure of cash flow information:
Interest paid	$4,554	$6,340	$3,408
Income taxes paid	$555	$1,043	$697

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

1. Organization and Basis of Presentation

Nature of Business

Cross Country Healthcare, Inc. (the Company) was incorporated in Delaware on July 29, 1999 as a business providing travel nurse and allied health staffing services. As of December 31, 2019, the Company provides total talent management services, including strategic workforce solutions, contingent staffing, permanent placement and other consultative services for healthcare clients. The Company recruits and places qualified healthcare professionals in virtually every specialty and area of expertise. Its diverse client base includes both clinical and nonclinical settings, servicing acute care hospitals, physician practice groups, outpatient and ambulatory-care centers, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare.

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. The consolidated financial statements include all assets, liabilities, revenue, and expenses of Cross Country Talent Acquisition Group, LLC, which is controlled by the Company but not wholly owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation. See consolidated balance sheets, Note 3 - Revenue Recognition, Note 7 - Balance Sheet Details, and Note 18 - Segment Data.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) share-based compensation; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) purchase price allocation; (viii) fair value of interest rate swap agreement; (ix) legal contingencies; (x) contingent considerations; (xi) income taxes; and (xii) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Actual results could differ from those estimates.

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

Interest income on cash and cash equivalents of $0.2 million for the year ended December 31, 2019, $0.4 million for the year ended December 31, 2018, and $0.1 million for the year ended December 31, 2017 is included in other income, net, in the consolidated statements of operations.

Accounts Receivable, Allowance for Doubtful Accounts, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables resulting from the inability of its customers to make required payments, which results in a provision for bad debt expense. The adequacy of this allowance is determined by continually evaluating individual customer receivables, considering the customer's financial condition, credit history, and current economic conditions. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

the customer. In addition, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course and adjustments to the reserve are recorded as contra-revenue. Historically, losses on uncollectible accounts and sales allowances have not exceeded our allowances.
The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2019 and 2018, or revenue for the years ended December 31, 2019, 2018, and 2017.

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

Certain software development costs have been capitalized in accordance with the provisions of the Intangibles-Goodwill and Other/Internal-Use Software Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Such costs include charges for consulting services and costs for Company personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs is included in depreciation expense in the consolidated statements of operations and begins when the software is ready for use. Software development costs are being amortized using the straight-line method over three to ten years. See Note 6 - Property and Equipment.

Leases

The Company determines whether an arrangement constitutes a lease at commencement. Operating leases are included in operating lease right-of-use assets, and operating lease liabilities - current and non-current in the consolidated balance sheets. Finance leases are included in other non-current assets, other current liabilities, and other long-term liabilities in the consolidated balance sheets. See Note 10 - Leases.

Right-of-use assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date; (ii) initial direct costs; and (iii) tenant incentives under the lease. Rent expense commences when the lessor makes the underlying asset available to us. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on its incremental borrowing rate, as the rate implicit in the lease is not determinable. The Company estimates its incremental borrowing rate based on an analysis of publicly-traded debt securities of companies with credit and financial profiles similar to its own. The variable portion of the lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense in the consolidated statements of operations. Rent expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement.

As of December 31, 2018, deferred rent related to tenant improvement allowances and other leasehold incentives was included in other current liabilities and other long-term liabilities in the consolidated balance sheets. These leasehold incentives had been recorded when realizable as deferred rent and were amortized as a reduction of periodic rent expense, over the term of the applicable lease. Upon adoption of the Leases Topic of the FASB ASC, these deferred rent credits reduced the beginning operating right-of-use asset recognized and, consistent with the prior guidance will be recognized as a reduction to future rent expense over the expected remaining term of the respective leases.
The Company leases apartments for eligible field employees under short-term agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses in the consolidated statements of operations.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

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

Goodwill, Trade Names, and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which have ranged from 3 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

For the periods prior to the fourth quarter of 2017, the performance of the quantitative impairment test involved a two-step process. The first step required the Company to determine the fair value of each of its reporting units and compare it to the reporting unit’s carrying amount. If the reporting unit's fair value was less than its carrying amount, the Company was required to perform a second step to calculate the implied value of goodwill. The implied value was then compared to the reporting unit's carrying amount to calculate the impairment charge, if any.
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
The Company determines its reporting units by identifying its operating segments and any component businesses and aggregates the components businesses if they have similar economic characteristics. The Company had the following reporting units that it reviewed for impairment: (1) Nurse and Allied Staffing; (2) Physician Staffing; and (3) Search.
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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flow that is expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Any related impairment losses are recognized in earnings and included in the caption impairment charges in the consolidated statements of operations. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.
Debt Discount and Debt Issuance Costs

Stated discounts on proceeds, and other fees reimbursed to lender, as well as the initial value of any embedded derivative features of the Convertible Notes (as defined in Note 8 - Debt) and term loans were treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Discounts were amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

Deferred costs related to the issuance of the term loans were capitalized and presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Deferred costs related to the term loans as well as the Convertible Notes were amortized using the effective interest method and were written off in connection with their repayments.

Deferred costs related to the issuance of the Company’s revolving credit arrangements are capitalized, included in other assets in the consolidated balance sheets, and amortized using the straight line method. See Note 8 - Debt.

Derivative Financial Instruments

The Company was exposed to interest rate risk due to its outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, the Company had entered into an interest rate swap agreement to effectively convert a portion of its variable interest payments to a fixed rate. The principal objective of the interest rate swap was to eliminate or reduce the variability of the cash flows in those interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company had determined that the interest rate swap qualified as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging. As the critical terms of the hedging instrument and the hedged forecasted transaction were the same, the Company had concluded that changes in the cash flows attributable to the risk being hedged were expected to completely offset at inception and on an ongoing basis. Changes in the fair value of the interest rate swap agreement designated as a cash flow hedge were recorded as a component of accumulated other comprehensive income (loss), net of deferred taxes, within stockholders’ equity and were amortized to interest expense over the term of the related debt as the interest payments were made. Interest rate swap payments were included in net cash provided by operating activities in the consolidated statements of cash flows.

In conjunction with entering into the interest rate swap agreement, the Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815) to simplify the application of hedge accounting. The Company terminated its interest rate swap agreement on September 26, 2019. See Note 9 - Derivatives.

The Company evaluated embedded conversion features within its convertible debt in accordance with the Derivatives and Hedging Topic of the FASB ASC to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value. Changes in the fair value of these derivatives during each reporting period were reported in other expenses (income) in the consolidated statements of operations. The fair value at inception had been recorded as debt discount and was being amortized to interest expense over the term of the note using the effective interest method. On March 17, 2017, the Company paid in full its Convertible Notes and, as a result, derecognized the derivative liability. See Note 8 - Debt.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

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

Pursuant to the Other Expenses/Insurance Costs Topic of the FASB ASC, under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2019 and 2018 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2019 and 2018, the Company had outstanding approximately $18.1 million and $18.8 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. Effective January 1, 2016, the Company has a claims-made professional liability policy for its physicians and advanced practitioners, with a $0.5 million self-insured retention per claim. Prior to January 1, 2016, the Company had an occurrence-based professional liability policy for its independent contractor physicians and advanced practitioners. At both December 31, 2019 and 2018, the Company had outstanding $1.8 million of standby letters of credit as collateral to secure reimbursement of expenses under the existing plan.

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

Revenue Recognition

In the first quarter of 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. See Note 3 - Revenue Recognition. The Company elected to adopt the standard using a modified retrospective method, which only impacts contracts not completed as of December 31, 2017.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time, and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2019 and December 31, 2018, the Company's estimate of amounts that had been worked but had not been billed totaled $46.1 million and $44.1 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross Versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of its consolidated revenue for the years ended December 31, 2019, 2018, and 2017. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services. The Company does not, in the ordinary course of business, offer warranties or refunds.
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

When its healthcare professional is staffed, the Company determined that it acts as a principal in the arrangement, as it is considered the employer of record. Accordingly, revenue is reported on a gross basis in the consolidated statements of operations.

Alternatively, the Company determined that it acts as an agent in the arrangement when a subcontracted healthcare professional is staffed, as the Company does not control the services before they are transferred to the customer. Accordingly, revenue is reported on a net basis in the consolidated statements of operations. The customer is invoiced for the hours worked by the subcontracted healthcare professional multiplied by the hourly bill rate. A subcontractor liability, which is recognized as a reduction of revenue, is established in accrued expenses for the invoiced amount, net of an administrative fee, and is generally payable after the Company has received payment from its customer. The Company’s administrative fee is calculated as a percentage of the customer’s invoice and is recognized over time as the services are rendered by the subcontracted healthcare professional. The Company does not collect or recognize an upfront placement fee.
Physician Staffing
The Physician Staffing business has contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in these arrangements and, therefore, revenue is reported on a gross basis in the consolidated statements of operations.

See Note 3 - Revenue Recognition for the Company's revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. With respect to Revenue from Contracts with Customers Topic of the FASB ASC, there were no contract assets or material contract liabilities as of December 31, 2019 and 2018.

Practical Expedients and Exemptions

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedients and has elected to recognize any incremental costs of obtaining these contracts as expensed when incurred. Further, the Company does not disclose the value of unsatisfied performance obligations for: (i) contracts with an original expected length of one year or less; and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Share-Based Compensation

For the years ended December 31, 2019, 2018, and 2017, the Company granted performance-based stock awards and restricted stock for a fixed number of common shares to employees. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

The Company granted performance-based stock awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan, amended and restated on May 23, 2017 (2017 Plan) as described in Note 15 - Stockholders' Equity. Pursuant to the plan, the number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations, and totaled $3.4 million, $3.6 million, and $4.1 million, during the years ended December 31, 2019, 2018, and 2017, respectively. See Note 15 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists primarily of online advertising, internet direct marketing, print media, and promotional material. Advertising costs are expensed as incurred and totaled $7.9 million, $6.7 million, and $7.6 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs in the consolidated statements of operations primarily include employee termination costs and lease-related exit costs.

Effective January 1, 2019, in conjunction with the adoption of ASU No. 2016-02, Leases (Topic 842), certain office locations that the Company vacated in connection with restructuring activities were included in the measurement of its beginning operating lease liabilities. Previous accruals related to these locations of $0.3 million have been presented as a reduction to the operating lease right-of-use assets in the consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Year Ended December 31,
	2019		2018		2017
	(amounts in thousands)
	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs
Balance at beginning of period	$556	$127	$87	$441	$325	$273
Charged to restructuring costs (a)	1,870	1,311	1,600	184	522	504
Payments	(2,040)	(215)	(1,131)	(235)	(760)	(336)
Balance at end of period	$386	$1,223	$556	$390	$87	$441
________________

(a) The restructuring costs in the consolidated statements of operations for the years ended December 31, 2019 and 2018 include direct write-offs of $0.2 million and $0.4 million, respectively, related to a strategic reduction in the Company's real estate lease footprint, as well as other costs of $0.1 million and $0.5 million, respectively.

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

In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods for current trends or changes in its estimating assumptions, it may modify the level of the valuation allowance which could materially impact its business, financial condition and results of operations. The Company will continue to assess the realizability of its deferred tax assets. See Note 14 - Income Taxes.

Comprehensive (Loss) Income

Total comprehensive (loss) income includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes and valuation allowance. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the consolidated balance sheets and was an unrealized loss of $1.3 million at December 31, 2019 and 2018. The cumulative impact of net changes in derivative instruments included in other comprehensive loss in the consolidated balance sheets was an unrealized loss of $0.2 million at December 31, 2018. See Note 9 - Derivatives.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

The income tax impact related to components of other comprehensive income (loss) for the years ended December 31, 2019 and 2018 is reflected in the consolidated statements of comprehensive (loss) income. During the year ended December 31, 2017, $0.2 million of income tax expense was included in the consolidated statements of operations due to the impact of a change in federal tax rate on the deferred tax asset related to foreign currency cumulative translation. See Note 14 - Income Taxes.

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Company’s financial assets and liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset, as of December 31, 2019; (ii) deferred compensation liability; (iii) interest rate swap agreement, as of December 31, 2018; and (iv) contingent consideration liabilities. See Note 11 - Fair Value Measurements.

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

Recently Adopted Accounting Pronouncements

As of the beginning of the second quarter of 2019, the Company early adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company has adopted this guidance prospectively to all implementation costs incurred after the date of adoption. As of December 31, 2019, the Company has less than $0.1 million included in prepaid expenses and $0.8 million included in other non-current assets in the consolidated balance sheets that have been capitalized in conjunction with implementations.

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which requires that leases are to be recognized on the balance sheet as right-of-use assets and as lease liabilities. The Company elected not to apply the recognition requirements to short-term leases (leases with terms of twelve months or less), and to apply the transition method, which is applied prospectively, measuring and recognizing the initial right-of-use asset and liability at January 1, 2019, without revising comparative period information or disclosure. In addition, the Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to forego assessment of: (i) whether contracts are or contain leases; (ii) lease classification; and (iii) initial direct costs. Consistent with current accounting, all of the Company's existing leases identified under the prior Leases (Topic 840) of the FASB ASC will be treated as operating leases. The Company has also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all of its underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

As of the later of January 1, 2019 or each lease’s respective commencement date, the Company recorded lease liabilities equal to the present value of its remaining minimum lease payments and right-of-use assets equal to the corresponding lease liability adjusted for any prepaid or accrued lease payments and the remaining balance of lease incentives received. At the transition date, the right-of-use asset and total lease liabilities were $22.0 million and $28.6 million, respectively. The difference between the right-of-use asset and lease liabilities is due to the derecognition of deferred rent and other accrued lease payments of $7.2 million, previously included in other current and non-current liabilities, and prepaid rent of $0.6 million, previously included in prepaid expenses. See Note 10 - Leases.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and should be applied either on a prospective, retrospective, or modified retrospective basis depending on the amendment. Early adoption of the amendments is permitted. The Company is currently in the process of evaluating this standard and expects to adopt the standard in its first quarter of 2021, with no material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and should be applied either prospectively or retrospectively depending on the nature of the disclosure. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently in the process of evaluating this standard and expects to adopt the full provisions in the first quarter of 2020.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected based on historical experience, current conditions, and reasonable supportable forecasts. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted no sooner than the first quarter of 2019. A modified retrospective approach is required for all investments, except debt securities for which an other-than-temporary impairment had been recognized prior to the effective date, which will require a prospective transition approach and should be applied either prospectively or retrospectively depending on the nature of the disclosure. The adoption of ASU 2016-13 will require expanded quantitative and qualitative disclosures about the Company’s expected credit losses. The Company plans to adopt this standard in its first quarter of 2020, related primarily to its trade accounts receivable, and expects no material impact.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

3. Revenue Recognition
The Company's revenues, generated from temporary staffing services and other services, are disaggregated by segment in the following table. See Note 2 - Summary of Significant Accounting Policies.

	Year Ended December 31, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$720,393	$70,261	$—	$790,654
Other Services	12,422	4,344	14,804	31,570
Total	$732,815	$74,605	$14,804	$822,224

	Year Ended December 31, 2018
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$705,469	$76,979	$—	$782,448
Other Services	13,144	5,326	15,566	34,036
Total	$718,613	$82,305	$15,566	$816,484

4. Acquisitions

American Personnel

On December 1, 2018, the Company completed the acquisition of American Personnel, Inc. (AP Staffing) for a total purchase price of $2.0 million, subject to a net working capital adjustment. The Company assigned a total of $0.4 million to definite life intangible assets with a weighted average estimated useful life of 10 years. The remaining excess purchase price over the fair value of net assets acquired of $0.7 million was recorded as goodwill, which is not deductible for tax purposes since this was a stock acquisition. Associated acquisition-related costs incurred were $0.2 million and have been included in acquisition and integration costs in the consolidated statements of operations for the year ended December 31, 2018.

The acquisition was deemed immaterial and has been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method of accounting. AP Staffing's results of operations are included in the consolidated statements of operations since its date of acquisition.
Advantage

Effective July 1, 2017, the Company acquired all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage) for cash consideration of $86.6 million, net of cash acquired of $2.8 million. The total purchase price of $88.0 million was subject to a net working capital reduction of $0.6 million at the closing and an additional $0.8 million was received during the third quarter of 2017 as the final adjustment for net working capital. Additionally, $0.6 million of the purchase price was deferred as of the closing and was due to the seller within 20 months, less any COBRA and healthcare payments incurred by the Company on behalf of the seller. The Company incurred approximately $0.5 million in COBRA expenses since the Advantage acquisition and, in February 2019, released to the seller the remaining liability of $0.1 million.

Included in the amount paid at closing were two escrow accounts, the first was $14.5 million which related to tax liabilities and the second was $7.5 million which was to cover any post-close liabilities. On July 28, 2017, $7.3 million related to the tax liabilities was released from escrow, leaving a balance of $7.2 million. On April 3, 2019, $4.3 million related to the tax

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

4. Acquisitions (continued)

liabilities was disbursed to pay taxes and the remaining $2.9 million was released from escrow to the seller. In the first quarter of 2019, $7.0 million related to the post-close liabilities was released from escrow, leaving a balance of $0.5 million to cover pending post-close liabilities.

The Company financed the purchase using $19.9 million in available cash and $66.9 million in borrowing under its Credit Facility, including a $40.0 million incremental term loan, which was subsequently refinanced on August 1, 2017. See Note 8 - Debt. The transaction was treated as a purchase of assets for income tax purposes.

The acquisition has been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method of accounting. As such, the amounts of revenue and contribution income included in the consolidated statements of operations from the acquisition date to the period ended December 31, 2017 were $47.0 million and $3.8 million, respectively. The acquisition results have been substantially aggregated with the Company's Nurse and Allied Staffing business segment. See Note 18 - Segment Data.

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

The Company assigned the following values to other identifiable intangible assets: (i) $4.5 million to trade names with a weighted average estimated useful life of 10 years; (ii) $13.8 million to customer relationships with a weighted average estimated useful life of 10 years; (iii) $11.3 million to a database, consisting of healthcare professionals, with a weighted average estimated useful life of 10 years; and (iv) $0.3 million to non-compete agreements with a weighted average estimated useful life of 5 years, for a total of $29.9 million in definite life intangible assets with a weighted average estimated useful life of 10 years.

The remaining excess purchase price over the fair value of net assets acquired of $43.6 million was recorded as goodwill, which is deductible for tax purposes. Associated acquisition-related costs incurred were $2.0 million and have been included in acquisition and integration costs in the consolidated statements of operations for the year ended December 31, 2017.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

4. Acquisitions (continued)

estimated income tax impact. These adjustments include removing transaction-related expenses of approximately $2.0 million for the year ended December 31, 2017. These results are not necessarily indicative of future results as they do not include incremental investments in support functions, elimination of costs for integration or operating synergies, or an estimate of any impact on interest expense resulting from the operating cash flow of the acquired businesses, among other adjustments that could be made in the future but are not factually supportable on the date of the transaction.

Year Ended December 31, 2017
(unaudited, amounts in thousands except per share data)
Revenue from services	$916,149

Net income attributable to common shareholders	$40,255

Net income per common share attributable to common shareholders - basic	$1.16

Net income per common share attributable to common shareholders - diluted	$1.09

US Resources Healthcare

On December 1, 2016, the Company completed the acquisition of US Resources Healthcare, LLC (USR). The agreement specified that the sellers were eligible to receive additional purchase price consideration based on attainment of specific performance criteria achieved in the years 2017 through 2019. The earnout for 2017 was not achieved and, as a result, in the fourth quarter of 2017, the Company recognized a decrease in the fair value of the related liability of $1.3 million included as acquisition-related contingent consideration in the consolidated statements of operations. The adjustment was driven by the decrease in the projected USR 2018 and 2019 revenue and EBITDA amounts. In the third quarter of 2018, the Company determined that the contingent consideration earnout related to the USR acquisition would not be achieved for 2018 and 2019 and, as a result, the remaining liability of $0.2 million was reversed.

Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan). An amount of $5.0 million of the purchase price that was held in escrow to cover any post-closing liabilities, was released to the sellers on May 3, 2017.
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

In connection with the Mediscan acquisition, the Company also assumed contingent purchase price liabilities for a previously acquired business that are payable annually based on specific performance criteria for the years 2016 through 2018, and in three equal payments for the 2019 year. Payments related to the years 2016 through 2018 were limited to $0.3 million annually and the 2019 year is uncapped. During the years ended December 31, 2019 and 2018, the Company paid $0.3 million related to the years 2018 and 2017. The payments related to the 2019 year are to be made as follows: (i) an amount equal to one-third of the earnout is to be paid immediately upon finalization of the amount, which is expected to be the first quarter of 2020; and (ii) an amount of one-half of the remaining principal balance is to be paid on January 31, 2021 and the remaining principal balance, together with all accrued and unpaid interest, is to be paid on January 31, 2022. As of December 31, 2019, the fair value of the remaining obligations was estimated at $7.3 million and is included in other current liabilities and contingent consideration in the consolidated balance sheets. See Note 11 - Fair Value Measurements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$12,269	$18,261	$30,530	$9,216	$21,314
Customer relationships	49,758	26,596	23,162	49,758	23,296	26,462
Non-compete agreements	320	161	159	320	97	223
Trade names	4,500	1,125	3,375	8,879	1,696	7,183
Other intangible assets, net	$85,108	$40,151	$44,957	$89,487	$34,305	$55,182
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$20,402

As of December 31, 2019, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2020	$9,688
2021	6,105
2022	6,028
2023	5,926
2024	5,287
Thereafter	11,923
$44,957

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse and Allied Staffing	Physician Staffing	Search	Total
	(amounts in thousands)
Balances as of December 31, 2018
Aggregate goodwill acquired	$348,567	$43,405	$19,307	$411,279
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(40,598)	—	(300,330)
Goodwill, net of impairment loss	88,835	2,807	9,418	101,060

Changes to aggregate goodwill in 2019
Goodwill acquisition adjustment - AP Staffing	6	—	—	6
Rebranding reassignment (a)	(2,443)	—	2,443	—

Balances as of December 31, 2019
Aggregate goodwill acquired	346,130	43,405	21,750	411,285
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(40,598)	—	(300,330)
Goodwill, net of impairment loss	$86,398	$2,807	$11,861	$101,066
_______________

(a) As a result of the Company merging its permanent search recruitment brands into its Search segment in the second quarter of 2019, $2.4 million of goodwill was reassigned from its Nurse and Allied Staffing reporting unit to its Search reporting unit.
2019
Trade Names and Other Intangible Assets

As part of evolving its go-to-market strategy, in the second quarter of 2019, the Company began eliminating certain brands across all of its segments. The Company’s rebranding efforts resulted in a $14.5 million write-off of indefinite-lived trade names related to its Nurse and Allied Staffing segment, which is presented as impairment charges in the consolidated statements of operations. In addition, during the year ended December 31, 2019, the amortization of certain finite-lived trade names was accelerated, which resulted in additional amortization expense related to the Company's Nurse and Allied Staffing and Physician Staffing segments of $2.1 million and $0.8 million, respectively, which impacted the net (loss) income per share attributable to common shareholders of $0.08. If the Company had not accelerated the amortization, it would have been recognized over a weighted average life of 7.8 years.

In connection with its rebranding efforts, the Company made a decision at the end of 2019 to eliminate an additional brand by the end of 2020. In connection with this decision, the Company expects accelerated amortization of $2.9 million in 2020, which would have been recognized over a weighted average life of 7.5 years.

Goodwill

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2019, and determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective carrying values. For the Search reporting unit, there was less than 20% of excess fair value over its carrying amount leaving it at risk of impairment in future periods if forecasted results are not achieved. The fair value for the other reporting units was substantially in excess of their carrying values. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of future performance.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

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
6. Property and Equipment

The Company's property and equipment consists of the following:

		December 31,
	Useful Lives	2019	2018
		(amounts in thousands)
Computer equipment	3-5 years	$6,070	$6,257
Computer software	3-10 years	16,225	25,766
Office equipment	5-7 years	1,065	1,514
Furniture and fixtures	5-7 years	4,101	4,966
Construction in progress	(a) (b)	1,187	885
Leasehold improvements	(b)	6,460	7,716
		35,108	47,104
Less accumulated depreciation and amortization		(23,276)	(33,476)
		$11,832	$13,628
_______________

(a) Primarily related to software development.
(b) See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

7. Balance Sheet Details

	December 31,
	2019	2018
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for health claims	$724	$—
Insurance recovery for workers’ compensation claims	2,513	2,295
Insurance recovery for professional liability claims	1,774	1,891
	$5,011	$4,186

Other non-current assets:
Insurance recovery for workers’ compensation claims	$5,317	$5,280
Insurance recovery for professional liability claims	8,695	9,924
Non-current security deposits	969	982
Non-current income tax receivable	261	522
Deferred compensation assets	830	433
Net debt issuance costs	1,252	935
Other	974	—
	$18,298	$18,076

Accrued compensation and benefits:
Salaries and payroll taxes	$13,270	$15,884
Accrual for bonuses and commissions	3,566	1,476
Accrual for workers’ compensation claims	7,219	6,454
Accrual for professional liability claims	2,660	2,786
Accrual for healthcare claims	3,610	5,158
Accrual for vacation	982	1,574
	$31,307	$33,332

Long-term accrued claims:
Accrual for workers’ compensation claims	$12,454	$12,997
Accrual for professional liability claims	14,484	16,302
	$26,938	$29,299

Other long-term liabilities: (a)
Deferred compensation	$2,216	$1,725
Deferred rent (b)	—	6,039
Long-term unrecognized tax benefits	701	590
Other	1,120	318
	$4,037	$8,672
________________

(a) Prior year presentation included non-current deferred tax liabilities, which is presented in the consolidated balance sheets in the current year.
(b) Upon the Company's adoption of the Leases Topic of the FASB ASC on January 1, 2019, deferred rent has been reclassified as a reduction of the operating right-of-use asset. See Note 10 - Leases.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

8. Debt

The Company's long-term debt consists of the following:

	December 31,
	2019	2018
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 4.23% at December 31, 2019	$70,974	$—
Term Loan, net of unamortized discount of $697, interest of 4.80% at December 31, 2018	—	83,179
Total debt	70,974	83,179
Less current portion	—	(5,235)
Long-term debt	$70,974	$77,944

October 2019 ABL Credit Agreement

Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 (defined below) and entered into an ABL Credit Agreement (Loan Agreement), by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo, PNC Bank N.A., as well as other Lenders (as defined) from time to time parties thereto. The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.

Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability, initially equal to $16.9 million (Supplemental Availability), and reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. Additionally, the facility contains an uncommitted accordion provision to increase the amount of the facility by an additional $30.0 million. At December 31, 2019, availability under the ABL was $120.0 million and the Company had $71.0 million of borrowings drawn, as well as $19.9 million of letters of credit outstanding related to workers' compensation and professional liability policies (see Note 2 - Summary of Significant Accounting Policies), leaving $29.1 million available for borrowing.

The initial amounts drawn on the ABL included funds to repay the Company’s then outstanding borrowings of $75.4 million under its August 2017 Credit Facility and $1.3 million for the payment of fees, expenses, and accrued interest, as well as to backstop $21.2 million for outstanding letters of credit. The refinancing was treated as an extinguishment of debt, and, as a result, the Company wrote-off debt issuance costs of approximately $1.4 million in the fourth quarter of 2019, which is included with loss on early extinguishment of debt in the consolidated statements of operations.

As of December 31, 2019, the interest rate spreads and fees under the Loan Agreement were based on LIBOR (as defined by the Loan Agreement) plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of December 31, 2019. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

8. Debt (continued)

The Loan Agreement also contains customary events of default. If an event of default under the Loan Agreement occurs and remains uncured, then the administrative agent or the requisite lenders may declare any outstanding obligations to be immediately due and payable. In addition, if the Company or any of its subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, than any outstanding obligations under the Loan Agreement will automatically become due and payable.

August 2017 Credit Facility

On August 1, 2017, the Company entered into an Amendment and Restatement of its Credit Agreement dated June 22, 2016 (August 2017 Credit Facility), to refinance and increase the aggregate committed size of the facility to $215.0 million, including a term loan of $100.0 million (Amended Term Loan) and a $115.0 million revolving credit facility (Amended Revolving Credit Facility) (together with the Amended Term Loan, the Amended Credit Facilities). The Amended Revolving Credit Facility included a subfacility for swingline loans up to an amount not to exceed $15.0 million, and a $35.0 million sublimit for the issuance of standby letters of credit. The proceeds of $106.5 million from this refinancing included $6.5 million under the new revolving credit facility and were used to repay borrowings under the Company’s 2016 Senior Credit Facilities (defined below), as well as to pay related interest, fees, and expenses of the transaction. In addition to increasing the size of the facilities, the maturity date was extended to August 1, 2022.

Borrowings under the Amended Term Loan were payable in quarterly installments, which commenced January 2, 2018, provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. During the three months ended March 31, 2018, the Company entered into an interest rate swap to reduce its exposure to fluctuations in the interest rates associated with its debt, which was effective April 2, 2018. See Note 9 - Derivatives.

Optional Prepayments

The Company had the right at any time and from time to time to prepay any borrowing on its Amended Term Loan, in whole or in part, without premium or penalty. In addition to its scheduled payments, in both the third and fourth quarters of 2018, the Company made optional prepayments of $5.0 million each as permitted by the Amended and Restated Credit Agreement. In the first and second quarters of 2019, the Company made additional optional prepayments of $7.5 million and $5.0 million, respectively, on its Amended Term Loan.

Covenants and Amendments

The Amended and Restated Credit Agreement included two financial covenants: (i) a maximum Consolidated Total Leverage ratio (as defined therein); and (ii) a minimum Consolidated Fixed Charge Coverage ratio (as defined therein) as of the end of each fiscal quarter of 1.50:1.00.

On October 30, 2018, the Company entered into a first amendment to its August 2017 Credit Facility (First Amendment) that, among other administrative and clarifying changes, modified the following: (i) the definition utilized in its financial covenants of Consolidated EBITDA to allow for exclusion of charges related to the Company’s initiative to replace its applicant tracking system supporting its legacy travel nurse operations; (ii) increased the maximum Consolidated Total Leverage Ratio for the periods from September 30, 2018 through December 31, 2019; and (iii) increased the pro forma Consolidated Total Leverage Ratio threshold for allowing restricted payments.

On March 29, 2019, the Company entered into a second amendment to its August 2017 Credit Facility (Second Amendment) that, among other administrative changes, modified the following: (i) lowered the Aggregate Revolving Commitments from $115.0 million to $75.0 million through the exercise of a $40.0 million Optional Reduction; (ii) changed the financial leverage ratio from Consolidated Total Leverage to Consolidated Net Leverage and increased the maximum Consolidated Net Leverage Ratio through the period ending September 30, 2020; (iii) modified and added additional pricing levels to the Applicable Margin for borrowing; and (iv) added an additional financial covenant for the quarters ending March 31, 2019 through and including the quarter ending December 31, 2019, that required the Consolidated Asset Coverage Ratio to be no less than 1.10:1.00.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

8. Debt (continued)

On September 30, 2019, the Company entered into a third amendment to its August 2017 Credit Facility (Third Amendment) that modified the following: (i) reduced the Aggregate Revolving Commitments from $75.0 million to $65.0 million on the effective date, and additional monthly reductions to $35.0 million on December 31, 2019; (ii) reduced the Letter of Credit sublimit from $35.0 million to $25.0 million; (iii) changed the maximum Consolidated Net Leverage Ratio from 4.25:1:00 to 4.60:1:00 for the period ending September 30, 2019; and (iv) changed the minimum Consolidated Fixed Charge Coverage Ratio from 1.50:1.00 to 1.10:1.00 for the period ending September 30, 2019.

Debt Issuance Costs

Fees paid in connection with the First Amendment in the fourth quarter of 2018 were $0.3 million, of which a portion was included in other noncurrent assets as deferred issuance costs related to the revolving credit facility and a portion was treated as a deduction to long-term debt related to its Amended Term Loan. In addition, fees paid in 2019 in connection with the Second Amendment and the Third Amendment totaling $0.7 million had been included as debt issuance costs associated with the revolving credit facility and as a reduction to the carrying amount of the term loan and were expected to be amortized to interest expense over the remaining term of the arrangement.

As a result of the early prepayments on the Amended Term Loan, debt issuance costs of $0.1 million were written off in each of the years ended December 31, 2019 and December 31, 2018. In addition, pursuant to the reduced capacity of the revolver resulting from the Second Amendment and Third Amendment, debt issuance costs of $0.4 million were written off. The write-offs of debt issuance costs are included as loss on early extinguishment of debt in the consolidated statements of operations.

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

On July 5, 2017, the Company entered into a Second Amendment to its 2016 Credit Agreement primarily to allow for the acquisition of Advantage including a reset of the Applicable Margin to Level III, based on the incremental borrowings and consistent with the prior pricing grid (or 2.25% for Eurodollar Loans and LIBOR Index Rate Loans, 1.25% for Base Rate Loans and a 0.30% commitment fee). Also, on July 5, 2017, the Company entered into an Incremental Term Loan Agreement for $40.0 million with SunTrust as Lender and Administrative Agent (Incremental Term Loan Agreement) to pay for part of the consideration of the acquisition of Advantage. The Incremental Term Loan maturity date was June 22, 2021 and was prepayable at any time without penalty. Borrowings under the Incremental Term Loan Agreement were payable in quarterly installments, commencing September 30, 2017.

Convertible Notes

The Company and certain of its domestic subsidiaries entered into a Convertible Note Purchase Agreement (the Note Purchase Agreement), with certain note holders (collectively, the Noteholders) on June 30, 2014. Pursuant to the Note Purchase Agreement, the Company sold to the Noteholders an aggregate of $25.0 million of convertible notes (the Convertible Notes). On March 17, 2017, the Company paid in full the Convertible Notes. In connection with the repayment, the Company issued to the Noteholders an aggregate of 3,175,584 shares of Common Stock, par value $0.0001, and cash in the aggregate amount of $5.6 million (of which $5.0 million is included in repayment of debt and $0.6 million is presented as extinguishment fees, both within financing activities in the consolidated statements of cash flows). Upon derecognition of the net carrying amounts of the Convertible Notes (the remaining $20.0 million after the $5.0 million cash payment) and derivative liability ($26.0 million), the Company recognized a non-cash charge of $5.0 million as loss on early extinguishment and a non-cash addition to additional paid-in capital of $46.0 million for the fair value of the shares, which is not presented in the consolidated statements of cash flows. The loss on early extinguishment of debt includes the write off of unamortized loan fees and remaining interest due through the Forced Conversion date (defined below) of June 30, 2017.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

8. Debt (continued)

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

9. Derivatives

Interest Rate Swap

In March 2018, the Company entered into an interest rate swap agreement, with an effective date of April 2, 2018 and termination date of August 1, 2022. No initial investments were made to enter into the agreement. The interest rate swap agreement required the Company to pay a fixed rate to the respective counterparty of 2.627% per annum on an amortizing notional amount beginning at $48.8 million (corresponding with the initial term loan payment schedule), and to receive from the respective counterparty, interest payments based on the applicable notional amounts and 1 month USD LIBOR, with no exchanges of notional amounts. At initiation, the interest rate swap effectively fixed the interest rate on 50% of the amortizing balance of the Company’s term debt, exclusive of the credit spread on the debt. As of December 31, 2018, the interest rate swap was treated as a cash flow hedge and its fair value of a $0.2 million liability is included in other current and other long-term liabilities in the consolidated balance sheets.

The Company anticipated entering into the asset-based credit facility that closed in October 2019. In contemplation of that, the Company terminated its interest rate swap agreement by making a cash payment of $1.3 million on September 26, 2019, which is included in net cash provided by operating activities in the consolidated statements of cash flows. As the forecasted interest payments related to the swap were no longer expected to occur, the unrealized amount of loss that had accumulated in other comprehensive loss was recognized resulting in a $1.3 million loss in the third quarter of 2019, included in loss (gain) on derivatives in the consolidated statements of operations.

Convertible Notes Derivative Liability

The Company issued Convertible Notes with features that were: (i) not afforded equity classification; (ii) embody risks not clearly and closely related to host contracts; or (iii) may be net-cash settled by the counterparty. As required by the Accounting for Derivative Financial Instruments and Hedging Activities Topic of the FASB ASC, in certain instances, these instruments were required to be carried as derivative liabilities, at fair value, in the financial statements. On March 17, 2017, the Company paid in full its Convertible Notes and, as a result, derecognized the derivative liability.

The fair value of the derivative liability was primarily determined by fluctuations in the Company's stock price. In addition, changes in the Company's credit risk profile impacted the fair value determination. These fluctuations resulted in a gain that was presented in the consolidated statements of operations in loss (gain) on derivatives in 2017 related to its Convertible Notes.
See Note 8 - Debt and Note 11 - Fair Value Measurements.

10. Leases

The Company's lease population included in the recognition of its beginning right-of-use asset and lease liabilities under the Leases Topic of the FASB ASC is substantially related to the rental of office space. The Company enters into lease agreements as lessee for the rental of office space for both its corporate and branch locations that may include options to extend or terminate early. Many of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases such as receiving up to a specified dollar amount to construct tenant improvements. Many of the real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

10. Leases (continued)

rent. These leases do not include residual value guarantees, covenants, or other restrictions. See Note 2 - Summary of Significant Accounting Policies.

The table below presents the lease-related assets and liabilities included in the consolidated balance sheets:

Classification on Consolidated Balance Sheets:	December 31, 2019
(amounts in thousands)
Operating lease right-of-use assets	$16,964
Operating lease liabilities - current	$4,878
Operating lease liabilities - non-current	$19,070
Weighted-average remaining lease term	4.7 years
Weighted average discount rate (a)	6.26%
________________

(a) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded in the consolidated balance sheets as of December 31, 2019:

Years Ending December 31:	(amounts in thousands)
2020	$6,236
2021	5,974
2022	5,094
2023	4,711
2024	3,382
Thereafter	2,487
Total minimum lease payments	27,884
Less: amount of lease payments representing interest	(3,936)
Present value of future minimum lease payments	23,948
Less: operating lease liabilities - current	(4,878)
Operating lease liabilities - non-current	$19,070

Future minimum lease payments, as of December 31, 2018, associated with non-cancelable operating lease agreements with terms of one year or more are as follows:

Years Ending December 31:	(amounts in thousands)
2019	$7,451
2020	6,287
2021	5,407
2022	4,857
2023	4,700
Thereafter	5,893
Total minimum lease payments	$34,595

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

10. Leases (continued)

Other Information

The table below provides information regarding supplemental cash flows:

Year Ended
December 31, 2019
(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,477
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,229

The components of lease expense are as follows:

Year Ended
December 31, 2019
(amounts in thousands)
Amounts Included in Consolidated Statements of Operations:
Operating lease expense	$6,592
Short-term lease expense	$8,042
Variable and other lease costs	$2,446

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses and direct operating expenses in the consolidated statements of operations, depending on the nature of the leased asset. In the third quarter of 2019, the Company ceased use of several facilities and is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.2 million, included in impairment charges in the consolidated statements of operations. See Note 11 - Fair Value Measurements.

As of December 31, 2019, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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
DECEMBER 31, 2019

11. Fair Value Measurements (continued)

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset included in other non-current assets; (ii) deferred compensation liability included in other long-term liabilities; (iii) interest rate swap agreement included in other current and other long-term liabilities as of December 31, 2018; and (iv) contingent consideration liabilities.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

Interest rate swap agreement—The Company utilized Level 2 inputs to value its interest rate swap agreement through the date of its termination. See Note 8 - Debt and Note 9 - Derivatives.

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan were contingent upon meeting certain performance requirements through 2019. The long-term portion of $4.9 million and $7.4 million as of December 31, 2019 and 2018, respectively, is reflected as contingent consideration and the short-term portion of $2.4 million and $0.3 million as of December 31, 2019 and 2018, respectively, is included in other current liabilities in the consolidated balance sheets. As of December 31, 2018, the Company utilized Level 3 inputs to value the contingent consideration as significant unobservable inputs were used in the calculation of their fair value. The liability had been measured at fair value using a discounted cash flow model in a Monte Carlo simulation setting, utilizing significant unobservable inputs, including the expected volatility of the acquisitions' gross profits and an estimated discount rate commensurate with the risks of the expected gross profit stream. As of December 31, 2019, due to the end of the earnout period, the Company measured the fair value of the liability based on the expected payout. See Note 4 - Acquisitions.

The fair value of contingent consideration is expected to be finalized in the first quarter of 2020 and adjusted when the actual settlement occurs with any changes reflected as acquisition-related contingent consideration in the consolidated statements of operations.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	December 31, 2019	December 31, 2018
Financial Assets:	(amounts in thousands)
(Level 1)
Deferred compensation asset	$830	$—
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,216	$1,725
(Level 2)
Interest rate swap agreement	$—	$234
(Level 3)
Contingent consideration liabilities	$7,300	$7,689

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

11. Fair Value Measurements (continued)

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy as follows:

Contingent Consideration
Liabilities
(amounts in thousands)

December 31, 2017	$5,368
Payments	(280)
Accretion expense	903
Valuation adjustment	1,698
December 31, 2018	7,689
Payments	(279)
Accretion expense	500
Valuation adjustment	(610)
December 31, 2019	$7,300

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

During an evaluation of goodwill, trade names, and other intangible assets during the fourth quarter of 2019, the Company determined that the fair value of its reporting units and indefinite-lived intangible assets exceeded their carrying value and concluded that no impairment of goodwill or the indefinite-lived trade name was warranted. During the fourth quarter of 2018 and 2017, the carrying value of goodwill and trade names in the Physician Staffing reporting unit exceeded their fair values. As a result, the Company recorded impairment charges that incorporated fair value measurements based on Level 3 inputs.

In the second quarter of 2019, the Company eliminated certain of its brands as part of a rebranding strategy. and as a result, recorded impairment charges of $14.5 million related to its trade names in Nurse and Allied Staffing. See Note 5 - Goodwill,
Trade Names, and Other Intangible Assets.

In the third quarter of 2019, the Company ceased use of several facilities and is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.2 million. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The fair value of the right-of-use asset was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. Furthermore, the Company wrote-off $0.6 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 measurement.

Impairment charges in the consolidated statements of operations include impairment of the trade names, the right-of use assets, leasehold improvements, and property and equipment, and totaled $16.3 million for the year ended December 31, 2019.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

11. Fair Value Measurements (continued)

instruments. The carrying amount of the Company's Senior Secured Asset-Based Loan approximates fair value because the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s Term Loan was calculated using a discounted cash flow analysis and appropriate valuation methodologies using Level 2 inputs from available market information.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Senior Secured Asset-Based Loan	$70,974	$70,974	$—	$—
Term Loan, net	$—	$—	$83,179	$81,800

Concentration of Risk:

The Company has invested its excess cash in highly-rated overnight funds and other highly-rated liquid accounts. The Company is exposed to credit risk associated with these investments, as the cash balances typically exceed the current Federal Deposit Insurance Corporation limit of $250,000. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions involved and by primarily conducting business with large, well established financial institutions and diversifying its counterparties.

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the U.S. and its territories, the Company believes the concentration of credit risk is limited.

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

Contributions by the Company, net of forfeitures, under this plan were $1.1 million, $0.8 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company maintains a 2003 Deferred Compensation Plan and a 2017 Nonqualified Deferred Compensation Plan, each an unfunded non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. Under the deferred compensation plans, certain designated key employees may elect to defer the receipt of a portion of their annual base salary, bonus and commission to the deferred compensation plans. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment or death during employment. Under certain circumstances described in the deferred compensation plans, participants may receive distributions during employment. In connection with the 2017 Deferred Compensation Plan, the Company elected to invest in amounts consistent with the participants' choices of allocations to funds. Participants of the deferred compensation plans are the Company’s unsecured general creditors with respect to the deferred compensation plan

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

12. Employee Benefit Plans (continued)

benefits. The liability for the deferred compensation is included in other long-term liabilities in the consolidated balance sheets and were $2.2 million and $1.7 million at December 31, 2019 and 2018, respectively.

13. Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. In the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement. The Company believes the outcome of any outstanding loss contingencies as of December 31, 2019 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. The Company is cooperating with the investigation.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the U.S. which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Non-income tax expense is included in selling, general and administrative expenses in the consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

14. Income Taxes

The components of the Company's (loss) income before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
United States	$(24,783)	$(18,619)	$3,826
Foreign	572	424	475
(Loss) income before income taxes	$(24,211)	$(18,195)	$4,301

 The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Current:
Federal	$(35)	$43	$(555)
State	499	620	(273)
Foreign	109	269	139
Total	573	932	(689)
Deferred:
Federal	17,406	(2,137)	(23,245)
State	13,799	(1,277)	(10,684)
Foreign	(46)	4	117
Total	31,159	(3,410)	(33,812)
Income tax expense (benefit)	$31,732	$(2,478)	$(34,501)

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

14. Income Taxes (continued)

Deferred income taxes reflect the Company's net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$1,557	$2,734
Allowance for doubtful accounts	624	607
Intangible assets (a)	28,889	11,300
Net operating loss carryforwards	19,796	15,717
Accrued professional liability claims	1,794	1,952
Accrued workers’ compensation claims	2,839	2,729
Share-based compensation	381	646
Operating lease liabilities	6,108	—
Credit carryforwards	188	188
Other	128	542
Gross deferred tax assets	62,304	36,415
Valuation allowance	(37,345)	(1,189)
	24,959	35,226
Deferred Tax Liabilities:
Depreciation	(224)	(52)
Indefinite intangibles (a)	(27,609)	(11,136)
Operating lease right-of-use assets	(4,312)	—
Tax on unrepatriated earnings	(337)	(383)
	(32,482)	(11,571)
Net deferred taxes	$(7,523)	$23,655
________________

(a) As a result of the valuation allowance recorded in 2019, the Company changed its presentation of deferred tax assets and liabilities related to indefinite-lived intangibles to conform with the methodology used in calculating the valuation allowance.

As of June 30, 2019, the Company assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit realization of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of all evidence evaluated as of June 30, 2019, the Company recorded an additional valuation allowance of $36.0 million ($35.8 million of which was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income) to reduce the portion of the deferred tax asset that is not more likely than not to be realized. As of December 31, 2019, the Company maintained a valuation allowance of $37.3 million.

For the year ended December 31, 2018, the Company maintained a valuation allowance of $1.2 million on a portion of state net operating losses not more likely than not realizable.

For the year ended December 31, 2017, predominantly on the basis of a reassessment of the amount of its deferred tax assets that are more likely than not to be realized, the Company reduced its valuation allowance by $45.4 million (comprised of $15.7 million related to U.S. net operating losses, $4.4 million related to state net operating losses, and $25.3 million related to other

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

14. Income Taxes (continued)

net deferred tax assets). The Company maintained a valuation allowance on a portion of state net operating losses not more likely than not realizable.

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

As of December 31, 2019, the Company had approximately $80.7 million and $132.8 million of federal and state net operating loss carryforwards, respectively, and an immaterial amount of foreign net operating loss carryforwards. The net operating losses expire as follows: federal between 2032 and 2039, state between 2020 and 2039, and foreign between 2020 and 2024. As a result of the 2017 Tax Act, federal and certain state net operating losses generated in 2019 and 2018 carry forward indefinitely.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Tax at U.S. statutory rate	$(5,084)	$(3,821)	$1,506
State taxes, net of federal benefit	(554)	(543)	(1,374)
Noncontrolling interest	(372)	(252)	(455)
Non-deductible items (a)	759	625	2,676
Foreign tax (benefit) expense	(58)	180	175
Valuation allowances	36,224	—	(45,354)
Uncertain tax positions	400	1,629	1,145
Return to provision	—	(458)	—
Federal rate change	—	—	8,011
Other	417	162	(831)
Income tax expense (benefit)	$31,732	$(2,478)	$(34,501)
________________

(a) Includes non-deductible meals and incidentals, miscellaneous non-deductible items, and beginning in 2018, non-deductible stock-based compensation.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Balance at January 1	$5,412	$3,807	$5,180
Additions based on tax positions related to the current year	1,283	1,401	1,145
(Reductions) additions based on tax positions related to prior years	(498)	204	—
Reductions based on settlements of tax positions related to prior years	—	—	(439)
Reductions as a result of a lapse of applicable statute of limitations	(405)	—	—
2017 Tax Act federal tax rate change	—	—	(1,859)
Other	—	—	(220)
Balance at December 31	$5,792	$5,412	$3,807

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

14. Income Taxes (continued)

Short-term unrecognized tax benefits are included in other current liabilities in the consolidated balance sheets and were $0.1 million as of December 31, 2018 and 2017. There were no short-term unrecognized tax benefits as of December 31, 2019. Long-term unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets and were $0.7 million, $0.6 million, and $0.5 million as of December 31, 2019, 2018, and 2017, respectively. See Note 7 - Balance Sheet Details. As of December 31, 2019, 2018, and 2017, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $6.0 million, $5.6 million, and $4.0 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2019 and 2018, interest and penalties were immaterial. During the year ended December 31, 2017, the Company recognized a decrease in interest and penalties of $0.2 million, related to statute expirations. The Company has accrued $0.3 million for the payment of interest and penalties at December 31, 2019 and 2018, and $0.2 million at December 31, 2017.

Tax years 2012 through 2018 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15. Stockholders’ Equity

Stock Repurchase Programs

Under an authorized share repurchase program, during the year ended December 31, 2018, the Company repurchased and retired 432,439 shares of its Common Stock for $5.0 million, at an average market price of $11.54 per share. During the years ended December 31, 2019 and 2017, the Company did not repurchase any shares of its Common Stock under this program.

As of December 31, 2019, the Company has 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Loan Agreement. The Company may repurchase up to an aggregate amount not to exceed $5.0 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its ABL Credit Agreement.
Shares Issued

On March 17, 2017, the Company issued 3,175,584 shares to its prior Convertible Notes noteholders. See Note 8 - Debt.
Share-Based Payments

2017 Plan

The Company's 2014 Omnibus Incentive Plan (2014 Plan) provides for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code, and other stock-based awards, all as defined by the 2014 Plan, to eligible employees, consultants and non-employee Directors. On May 23, 2017, the Company's shareholders approved an amendment and restatement of its 2014 Plan (2017 Plan) which, among others, included the following modifications: (i) a 2,000,000 share increase of the aggregate share reserve to 6,100,000 shares; (ii) extension of the 2014 Plan until May 23, 2027; and (iii) re-approval of the Section 162(m) performance goals so that certain incentive awards granted to certain executive officers of the Company may qualify as exempt performance-based compensation. Previously, the limitation did not apply to performance-based awards. However, Section 162(m) of the Internal Revenue Code updated in conjunction with the 2017 Tax Act in November 2018 limits a publicly-held corporation’s federal tax deduction for compensation paid to “covered employees” to $1.0 million per year, for non-performance and performance shares.

Under the 2017 Plan, the Compensation Committee of the Company’s Board of Directors (the Committee), has the discretion to determine the terms of the awards at the time of the grant provided, however, that in the case of stock options and stock appreciation rights (share options): (i) the exercise price per share of the award is not less than 100% (or, in the case of 10% or more stockholders, the exercise price of the incentive stock options (ISOs) granted may not be less than 110%) of the fair market value of the common stock at the time of the grant; and (ii) the term of the award will be no more than 10 years after the

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

15. Stockholders' Equity (continued)

date the option is granted (or, shall not exceed five years, in the case of a 10% or more stockholder). In the case of restricted stock, the purchase price may be zero to the extent permitted by applicable law.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the year ended December 31, 2019:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2019	589,120	$12.00	365,149	$12.35
Granted	837,099	$7.06	192,939	$7.06
Vested	(331,395)	$11.66	—	$—
Forfeited	(98,030)	$8.95	(193,531)	$12.14
Unvested restricted stock awards, December 31, 2019	996,794	$8.54	364,557	$9.66

On March 31, 2019, 2018, and 2017, the Company awarded performance stock awards totaling 192,939, 238,328, and 181,067, respectively. If the minimum level of performance is attained for the 2019, 2018, and 2017 awards, restricted stock will be issued with a vesting date of March 31, 2022, 2021, and 2020, respectively. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2017, the Committee approved a 48% level of attainment for the 2016 performance-based share awards, resulting in the issuance of 66,692 performance shares that vested on December 31, 2018.

As of December 31, 2019, the Company had approximately $5.6 million of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 2.00 years. The fair value of shares vested was approximately $2.6 million, $2.5 million, and $3.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the Company had approximately $0.7 million of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.57 years, the remaining service period. The fair value of shares vested was $0.5 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. No shares vested for the year ended December 31, 2019.

During the years ended December 31, 2019, 2018, and 2017, the Company did not issue stock options or stock appreciation rights. The following table represents information about stock options and stock appreciation rights exercised in each year.

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Total intrinsic value of options exercised	$130	$234	$516

The stock appreciation rights can only be settled with stock or cash, at the discretion of the Committee. The stock appreciation rights vested 25% per year over a 4 year period and expire after 7 years. The Company’s policy is to issue new shares from its

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

15. Stockholders' Equity (continued)

authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company if stock appreciation rights are settled with stock.

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

The following table summarizes the Company’s activities with respect to all of its share option plans (issued under the 2014 Plan and the 1999 Plan) for the year ended December 31, 2019:

	Number of Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (amounts in thousands)
Share options outstanding, January 1, 2019	51,500	$4.35-$5.21	$4.87
Granted	—	—	—
Exercised	(32,500)	$4.35-$5.21	$4.96
Forfeited/expired	(11,000)	$4.35	$4.35
Share options outstanding and exercisable, December 31, 2019	8,000	$5.21	$5.21	0.42	$51

As of December 31, 2019, the Company had 8,000 share options outstanding, all of which were vested at a weighted average exercise price of $5.21, intrinsic value of $0.1 million, and a weighted average contractual life of 0.42 years.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

16. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the Company's computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common shareholders - Basic	$(57,713)	$(16,951)	$37,513
Interest on Convertible Notes	—	—	694
Gain on derivatives	—	—	(1,581)
Net (loss) income attributable to common shareholders - Diluted	$(57,713)	$(16,951)	$36,626

Denominator:
Weighted average common shares - Basic	35,815	35,657	35,018
Effective of diluted shares:
Share-based awards	—	—	425
Convertible Notes	—	—	723
Weighted average common shares - Diluted	35,815	35,657	36,166

Net (loss) income per share attributable to common shareholders - Basic	$(1.61)	$(0.48)	$1.07

Net (loss) income per share attributable to common shareholders - Diluted	$(1.61)	$(0.48)	$1.01

For the years 2019, 2018, and 2017, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Share-based awards	335	373	118

17. Related Party Transactions

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors, which it believes were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.1 million in both 2019 and 2018, and $4.9 million in 2017. The Company had no accounts receivable due from these entities at December 31, 2019 and a balance due of less than $0.1 million at December 31, 2018.

The Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $25.0 million, $19.4 million, and $17.9 million in 2019, 2018, and 2017, respectively. At December 31, 2019 and 2018, the Company had a receivable balance of $1.7 million and $2.8 million, respectively, and a payable balance of $0.5 million and $0.3 million, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

17. Related Party Transactions (continued)

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.3 million and $0.4 million, respectively, in rent expense for these premises in 2018 and 2017. In the fourth quarter of 2018, the Company vacated the premises.

18. Segment Data

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Search. The Company manages and segments its business based on the services it offers to its customers as described below:

•
Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the U.S. Substantially all of the results of the Advantage acquisition has been aggregated with the Company's Nurse and Allied Staffing business segment. See Note 4 - Acquisitions.

•
Physician Staffing - Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

•	Search - Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as recruitment process outsourcing.

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, acquisition and integration costs, acquisition-related contingent consideration, restructuring costs, legal settlement charges, impairment charges, and corporate overhead. Contribution income is a financial measure used by the Company when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

18. Segment Data (continued)

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$732,815	$718,613	$756,476
Physician Staffing	74,605	82,305	93,610
Search	14,804	15,566	14,962
	$822,224	$816,484	$865,048
Contribution income (loss):
Nurse and Allied Staffing	$64,353	$66,200	$73,825
Physician Staffing	2,758	4,755	5,256
Search	(823)	763	(568)
	66,288	71,718	78,513

Corporate overhead (a)	46,246	44,589	39,190
Depreciation and amortization	14,075	11,780	10,174
Acquisition and integration costs	311	491	1,975
Acquisition-related contingent consideration	(110)	2,557	44
Restructuring costs	3,571	2,758	1,026
Legal settlement charges	1,600	—	—
Impairment charges	16,306	22,423	14,356
(Loss) income from operations	$(15,711)	$(12,880)	$11,748
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the years ended December 31, 2018 and 2017, $1.7 million and $1.8 million of revenue, respectively, and $0.2 million of contribution income and $0.2 million of contribution loss, respectively, were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

19. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations information for each quarter of 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(amounts in thousands, except per share data)
Revenue from services	$195,171	$202,757	$209,200	$215,096
Gross profit (a)	48,254	51,588	51,006	53,161
Consolidated net loss	(1,376)	(51,270)	(2,697)	(600)
Net loss attributable to common shareholders	(1,767)	(51,674)	(3,128)	(1,144)
Net loss per share attributable to common shareholders - Basic (b)	$(0.05)	$(1.44)	$(0.09)	$(0.03)
Net loss per share attributable to common shareholders - Diluted (b)	$(0.05)	$(1.44)	$(0.09)	$(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(amounts in thousands, except per share data)
Revenue from services	$210,288	$204,572	$200,717	$200,907
Gross profit (a)	53,753	53,689	51,562	50,559
Consolidated net income (loss)	1,920	1,824	(118)	(19,343)
Net income (loss) attributable to common shareholders	1,642	1,539	(441)	(19,691)
Net income (loss) per share attributable to common shareholders - Basic (b)	$0.05	$0.04	$(0.01)	$(0.55)
Net income (loss) per share attributable to common shareholders - Diluted (b)	$0.05	$0.04	$(0.01)	$(0.55)
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

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•
During the second and third quarter of 2019, the Company recorded non-cash impairment charges of $14.5 million related to the trade names of Nurse and Allied Staffing, and $1.8 million related to ceasing use of certain leased properties, respectively. During the fourth quarter of 2018, the Company recorded non-cash impairment charges of $22.4 million related to the goodwill and trade names of Physician Staffing. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

•
During the year ended December 31, 2019, the Company accelerated certain finite-lived trade names as part of a rebranding strategy. This resulted in additional amortization expense related to the Company's Nurse and Allied Staffing segment in the second and fourth quarters of $0.1 million and $2.0 million, respectively, and in the second and third quarters, $0.5 million and $0.3 million, respectively, related to the Physician Staffing segment.

•
During the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit and settlement of a wage and hour class action lawsuit.

•
During the fourth quarter of 2019, the Company wrote off debt issuance costs related to a reduction in borrowing capacity on its prior revolving credit facility and recognized a loss on early extinguishment of debt related to its refinancing of $1.5 million. See Note 8 - Debt.

•
The Company incurred applicant tracking system expenses related to its project to replace its legacy system supporting its travel nurse staffing business. In the third and fourth quarters of 2018, the Company recorded expenses of $0.2 million and $0.5 million, respectively. In the first quarter of 2019, the Company recorded expenses of $1.1 million, and recorded costs in each of the remaining three quarters of $0.3 million.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

19. Quarterly Financial Data (Unaudited) (continued)

•
On December 1, 2018, the Company acquired AP Staffing, which was accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method. The results of the acquisition's operations have been included in the consolidated statements of operations from its date of acquisition. See Note 4 - Acquisitions.

•
Income tax expense recorded in the second quarter of 2019 includes $35.8 million of expense related to the establishment of valuation allowances on the Company's deferred tax assets. See Note 14 - Income Taxes.

•	The Company terminated an interest rate hedge related to its Term Loan, recording a loss in the third quarter of 2019 of $1.3 million. See Note 9 - Derivatives.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	Balance at Beginning of Period	Charged to Operations	Write-Offs, Net of Recoveries		Other Changes		Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2019	$3,705	$3,243	$(3,729)	(a)	$—		$3,219
Year Ended December 31, 2018	$3,688	$5,974	$(5,957)	(a)	$—		$3,705
Year Ended December 31, 2017	$3,245	$4,705	$(4,262)	(a)	$—		$3,688

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2019	$1,189	$36,224	$—		$(68)		$37,345
Year Ended December 31, 2018	$1,076	$113	$—		$—		$1,189
Year Ended December 31, 2017	$46,454	$(3,007)	$(43,333)	(b)	$962	(c)	$1,076
________________

(a) Uncollectible accounts written off, net of recoveries.
(b) Release of valuation allowances on the Company’s deferred tax assets.
(c) Valuation allowance on deferred tax asset related to share-based compensation.

II- 1