Form 10-Q
period 2020-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2020-05-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 37,460,546 shares of Common Stock, par value $0.0001 per share, as of April 30, 2020.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1.A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

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

March 31, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$12,599	$1,032
Accounts receivable, net of allowances of $3,298 in 2020 and $3,219 in 2019	164,801	169,528
Prepaid expenses	6,374	6,097
Insurance recovery receivable	5,130	5,011
Other current assets	1,726	1,689
Total current assets	190,630	183,357
Property and equipment, net of accumulated depreciation of $24,078 in 2020 and $23,276 in 2019	11,965	11,832
Operating lease right-of-use assets	16,263	16,964
Goodwill	101,066	101,066
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	42,483	44,957
Other non-current assets	18,672	18,298
Total assets	$386,979	$382,374

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$51,095	$45,726
Accrued compensation and benefits	37,199	31,307
Operating lease liabilities - current	4,965	4,878
Other current liabilities	5,743	3,554
Total current liabilities	99,002	85,465
Revolving credit facility	67,648	70,974
Operating lease liabilities - non-current	17,992	19,070
Non-current deferred tax liabilities	7,555	7,523
Long-term accrued claims	27,392	26,938
Contingent consideration	—	4,867
Other long-term liabilities	5,988	4,037
Total liabilities	225,577	218,874

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	305,935	305,643
Accumulated other comprehensive loss	(1,318)	(1,240)
Accumulated deficit	(143,864)	(141,775)
Total Cross Country Healthcare, Inc. stockholders' equity	160,757	162,632
Noncontrolling interest in subsidiary	645	868
Total stockholders' equity	161,402	163,500
Total liabilities and stockholders' equity	$386,979	$382,374

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue from services	$210,064	$195,171
Operating expenses:
Direct operating expenses	160,461	146,917
Selling, general and administrative expenses	45,881	46,036
Bad debt expense	539	270
Depreciation and amortization	3,296	2,984
Acquisition and integration-related costs	77	512
Restructuring costs	564	1,140
Total operating expenses	210,818	197,859
Loss from operations	(754)	(2,688)
Other expenses (income):
Interest expense	867	1,422
Loss on early extinguishment of debt	—	360
Other income, net	(31)	(82)
Loss before income taxes	(1,590)	(4,388)
Income tax expense (benefit)	178	(3,012)
Consolidated net loss	(1,768)	(1,376)
Less: Net income attributable to noncontrolling interest in subsidiary	321	391
Net loss attributable to common shareholders	$(2,089)	$(1,767)

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	35,873	35,700

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Consolidated net loss	$(1,768)	$(1,376)

Other comprehensive loss, before income tax:
Unrealized foreign currency translation (loss) gain	(78)	72
Unrealized loss on interest rate contracts	—	(350)
Reclassification adjustment to statement of operations	—	12
	(78)	(266)
Taxes on other comprehensive loss:
Income tax effect related to unrealized foreign currency translation gain	—	18
Income tax effect related to unrealized loss on interest rate contracts	—	(88)
Income tax effect related to reclassification adjustment to statement of operations	—	3
	—	(67)
Other comprehensive loss, net of tax	(78)	(199)

Comprehensive loss	(1,846)	(1,575)
Less: Net income attributable to noncontrolling interest in subsidiary	321	391
Comprehensive loss attributable to common shareholders	$(2,167)	$(1,966)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2020 and 2019
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500
Vesting of restricted stock	221	—	(635)	—	—	—	(635)
Equity compensation	—	—	927	—	—	—	927
Foreign currency translation adjustment, net of taxes	—	—	—	(78)	—	—	(78)
Distribution to noncontrolling shareholder	—	—	—	—	—	(544)	(544)
Net (loss) income	—	—	—	—	(2,089)	321	(1,768)
Balances at March 31, 2020	36,092	$4	$305,935	$(1,318)	$(143,864)	$645	$161,402

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198
Exercise of share options	4	—	—	—	—	—	—
Vesting of restricted stock	176	—	(777)	—	—	—	(777)
Equity compensation	—	—	531	—	—	—	531
Foreign currency translation adjustment, net of taxes	—	—	—	53	—	—	53
Net change in hedging transaction, net of taxes	—	—	—	(252)	—	—	(252)
Distribution to noncontrolling shareholder	—	—	—	—	—	(367)	(367)
Net (loss) income	—	—	—	—	(1,767)	391	(1,376)
Balances at March 31, 2019	35,806	$4	$302,802	$(1,661)	$(85,829)	$694	$216,010

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Consolidated net loss	$(1,768)	$(1,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,296	2,984
Provision for allowances	881	970
Deferred income tax expense (benefit)	31	(3,146)
Non-cash lease expense	1,191	1,254
Loss on early extinguishment of debt	—	360
Equity compensation	927	531
Other non-cash costs	143	365
Changes in operating assets and liabilities:
Accounts receivable	3,846	10,400
Prepaid expenses and other assets	(736)	(1,477)
Accounts payable and accrued expenses	11,066	2,841
Operating lease liabilities	(1,467)	(1,399)
Other	(248)	480
Net cash provided by operating activities	17,162	12,787

Cash flows from investing activities
Acquisition-related settlements	—	(136)
Purchases of property and equipment	(962)	(1,109)
Net cash used in investing activities	(962)	(1,245)

Cash flows from financing activities
Principal payments on Term Loan	—	(7,500)
Debt issuance costs	—	(568)
Borrowings under revolving credit facility	107,274	—
Repayments on revolving credit facility	(110,600)	—
Cash payments to noncontrolling shareholder	(544)	(367)
Other	(729)	(860)
Net cash used in financing activities	(4,599)	(9,295)

Effect of exchange rate changes on cash	(34)	20
Change in cash and cash equivalents	11,567	2,267
Cash and cash equivalents at beginning of period	1,032	16,019
Cash and cash equivalents at end of period	$12,599	$18,286

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The December 31, 2019 condensed consolidated balance sheet included herein was derived from the December 31, 2019 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated statements of operations and statements of cash flows, and as presented in Note 3 - Customer Contracts and Note 11 - Segment Data.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the current global outbreak of Coronavirus (COVID-19) using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (1) the valuation of accounts receivable; (2) goodwill, trade names, and other intangible assets; (3) other long-lived assets; (4) share-based compensation; (5) accruals for health, workers’ compensation, and professional liability claims; (6) valuation of deferred tax assets; (7) legal contingencies; (8) income taxes; and (9) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. Based on current assessment of these estimates there was not a material impact to the Company's consolidated financial statements as of and for the quarter ended March 31, 2020. However, as additional information becomes available to the Company, its future assessment of these estimates, including management's expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

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

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2020	$386	$1,223
Charged to restructuring costs (a)	212	—
Payments	(292)	(56)
Balance at March 31, 2020	$306	$1,167
________________

(a) Aside from what is presented in the table above, restructuring costs in the condensed consolidated statements of operations for the three months ended March 31, 2020 also include $0.2 million of legal entity reorganization costs and $0.2 million of ongoing lease costs related to the Company's strategic reduction in its real estate footprint which are included as operating lease liabilities - current and non-current in our condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The Company has adopted this guidance prospectively with no material impact on its condensed consolidated financial statements.

As of the beginning of the first quarter of 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The guidance requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is effective. The Company has adopted this guidance using the modified retrospective approach related to its accounts receivable, resulting in no cumulative adjustment to retained earnings and no material impact on its condensed consolidated financial statements. See Note 3 - Customer Contracts.

3. CUSTOMER CONTRACTS
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended March 31, 2020
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$184,949	$17,160	$—	$202,109
Other Services	3,284	1,021	3,650	7,955
Total	$188,233	$18,181	$3,650	$210,064

	Three Months ended March 31, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$172,662	$15,154	$—	$187,816
Other Services	2,975	1,005	3,375	7,355
Total	$175,637	$16,159	$3,375	$195,171

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from our customers which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company's employees', subcontracted employees', and independent contractors’ time worked but not yet billed at March 31, 2020 and December 31, 2019 totaled $44.7 million and $46.1 million, respectively.

The allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable and contract assets based on a combination of factors. The Company bases its allowance for doubtful account estimates on its historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse condition adjusted for current expectations for the customers or industry. Based on the information currently available, the Company also considered current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1, 2020	$2,406
Bad Debt Expense	539
Write-Offs, net of Recoveries	(349)
Balance at March 31, 2020	$2,596

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of March 31, 2020 and December 31, 2019 was $0.7 million and $0.8 million, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes and valuation allowance. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.3 million at March 31, 2020 and December 31, 2019.

The income tax impact related to components of other comprehensive loss for the three months ended March 31, 2020 and 2019 is reflected on the condensed consolidated statements of comprehensive loss.

5. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2020	2019
	(amounts in thousands, except per share data)
Numerator:
Net loss attributable to common shareholders - Basic and Diluted	$(2,089)	$(1,767)

Denominator:
Weighted average common shares - Basic	35,873	35,700
Effect of diluted shares:
Share-based awards	—	—
Weighted average common shares - Diluted	35,873	35,700

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.06)	$(0.05)

For the three months ended March 31, 2020 and 2019, no tax benefits were assumed in the weighted average share calculation due to the Company's net operating loss position.

Due to the net loss for the three months ended March 31, 2020 and 2019, 454,920 and 97,184 shares, respectively, were excluded from diluted weighted average shares.

6. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$13,032	$17,498	$30,530	$12,269	$18,261
Customer relationships	49,758	27,447	22,311	49,758	26,596	23,162
Non-compete agreements	320	177	143	320	161	159
Trade names	4,500	1,969	2,531	4,500	1,125	3,375
Other intangible assets, net	$85,108	$42,625	$42,483	$85,108	$40,151	$44,957
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of March 31, 2020, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2020	$7,214
2021	6,105
2022	6,028
2023	5,926
2024	5,289
Thereafter	11,921
$42,483

The Company tests reporting units’ goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and more frequently if impairment indicators exist. The Company performs quarterly qualitative assessments of significant events and circumstances such as reporting units’ historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including COVID-19, and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units or intangible assets is less than their carrying value. If indicators of impairments are identified a quantitative impairment test is performed.

In its fourth quarter 2019 testing, the Company determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective values for Nurse and Allied Staffing and Physician Staffing with significant cushions. The Company’s Search reporting unit, however, had less than 20% excess fair value over its carrying amount.

As of March 31, 2020, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company's current estimates and assumptions are reasonable and supportable, including its assumptions on the impact and timing related to COVID-19, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of March 31, 2020 will prove to be accurate predictions of future performance, leaving the Search reporting unit, in particular, at risk for future impairments.

As of March 31, 2020, goodwill by reporting segment was: $86.4 million for Nurse and Allied Staffing, $2.8 million for Physician Staffing, and $11.9 million for Search, totaling $101.1 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. As of March 31, 2020, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable.

7. DEBT

2019 ABL Credit Agreement
Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 (defined below) and entered into an ABL Credit Agreement (Loan Agreement). The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability, and reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. Additionally, the facility contains an uncommitted accordion provision to increase the amount of the facility by an additional $30.0 million. At March 31, 2020, availability under the ABL was $119.0 million and the Company had $67.6 million of borrowings drawn, as well as $19.6 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $31.8 million available for borrowing. The balances drawn are presented as revolving credit facility on the condensed consolidated balance sheets and as of March 31, 2020 and December 31, 2019 had a weighted average interest rate of 3.49% and 4.23%, respectively.
As of March 31, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of March 31, 2020. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.
Prior Senior Credit Facility
The Company had a prior senior credit facility that included a revolver and term loan. The term loan was payable in quarterly installments and the Company had the right at any time to prepay borrowings in whole or in part, without premium or penalty. In the first quarter of 2019, the Company made an optional prepayment on the term loan of $7.5 million.
Also in the first quarter of 2019, the Company amended its prior senior credit facility to reduce the commitment under the revolving credit facility, among other changes. The amendment was treated as a modification and the fees of $0.6 million paid to its lenders were classified as debt issuance costs.
As a result of the reduction in borrowing capacity under the revolving credit facility, as well as the reduction in the term loan due to the prepayment in the three months ended March 31, 2019, $0.4 million of debt issuance costs were written off. The amount of the write-off is reflected as loss on early extinguishment of debt on the condensed consolidated statements of operations.
Note Payable
On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). In connection with the Mediscan acquisition, the Company assumed contingent purchase price liabilities for a previously acquired business that were payable annually based on certain performance criteria for the years 2016 through 2019, and a second performance criteria related to 2019 payable in three equal installments. Pursuant to the asset purchase agreement, once the earnout amount related to the second performance criteria for 2019 was determined, a note payable documenting the remaining principal and interest was specified as part of the settlement. In the first quarter of 2020, the total earnout amount related to both 2019 performance criterion of $7.4 million was determined, and $0.1 million was paid by the Company. Pursuant to the note payable, the first installment of $2.4 million will be paid in the second quarter of 2020, the second installment of $2.4 million is payable on January 31, 2021, and the third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. As of March 31, 2020, the current portion of the note payable in the amount of $4.9 million is included in other current liabilities and the long-term portion of $2.4 million is included in other long-term liabilities on the condensed consolidated balance sheets.

8. LEASES

The Company's lease population of its right-of-use asset and lease liabilities under the Leases Topic of the FASB ASC is substantially related to the rental of office space. The Company enters into lease agreements as lessee for the rental of office space for both its corporate and branch locations that may include options to extend or terminate early. Many of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases such as receiving up to a specified dollar amount to construct tenant improvements. These leases do not include residual value guarantees, covenants, or other restrictions.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2020	December 31, 2019
	(amounts in thousands)
Operating lease right-of-use assets	$16,263	$16,964
Operating lease liabilities - current	$4,965	$4,878
Operating lease liabilities - non-current	$17,992	$19,070

Weighted-average remaining lease term	4.5 years	4.7 years
Weighted average discount rate	6.23%	6.26%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of March 31, 2020:

Years Ending December 31:	(amounts in thousands)
2020	$4,582
2021	6,121
2022	5,205
2023	4,757
2024	3,382
Thereafter	2,487
Total minimum lease payments	26,534
Less: amount of lease payments representing interest	(3,577)
Present value of future minimum lease payments	22,957
Less: current lease obligations	(4,965)
Non-current lease obligations	$17,992

Other Information

The table below provides information regarding supplemental cash flows:

	Three Months Ended
	March 31,
	2020	2019
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,835	$1,845
Right-of-use assets obtained in exchange for new operating lease liabilities	$500	$300

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,523	$1,694
Short-term lease expense	$1,845	$2,159
Variable and other lease costs	$574	$718

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset.

As of March 31, 2020, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: (1) deferred compensation asset included in other non-current assets; (2) deferred compensation liability included in other long-term liabilities; and (3) contingent consideration liabilities included as other current liabilities and contingent consideration on its condensed consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan were contingent upon meeting certain performance requirements through 2019. The long-term portion of these liabilities has been included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. As of December 31, 2019, due to the end of the earnout period, the Company measured the fair value of the liability based on the expected payout related to its Mediscan acquisition. In the first quarter of 2020, the total earnout amounts related to 2019 of $7.4 million was determined, and $0.1 million was paid by the Company. The remaining $7.3 million was documented as a subordinated promissory note payable and is included in other current and other long-term liabilities on the condensed consolidated balance sheets which is not measured at fair value on a recurring basis. See Note 7 - Debt.

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	March 31, 2020	December 31, 2019
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$719	$830
Financial Liabilities:
(Level 1)
Deferred compensation liability	$1,768	$2,216
(Level 3)
Contingent consideration liabilities	$—	$7,300

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(amounts in thousands)
Balance at beginning of period	$7,300	$7,689
Payments	(100)	(100)
Accretion expense	—	247
Valuation adjustment	77	—
Reclassification to other current and long-term liabilities	(7,277)	—
Balance at end of period	$—	$7,836

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The Company’s note payable is included in other current and long-term liabilities on the condensed consolidated balance sheets. Due to its relatively short-term nature, the carrying value of the note payable approximates its fair value. The carrying amount of the Company's Senior Secured Asset-Based Loan approximates fair value because the interest rates are variable and reflective of market rates.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Note Payable	$7,277	$7,277	$—	$—
Senior Secured Asset-Based Loan	$67,648	$67,648	$70,974	$70,974

Concentration of Credit Risk:

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and historical collection experience. See Note 2 - Summary of Significant Accounting Policies. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 15 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of its Common Stock. As of March 31, 2020, the Company had 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Amended and Restated Credit Agreement.

Share-Based Payments

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan for the three months ended March 31, 2020:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2020	996,794	$8.54	364,557	$9.66
Granted	703,611	$6.74	286,415	$6.74
Vested	(315,809)	$8.63	—	$—
Forfeited	(7,685)	$7.89	(63,235)	$14.36
Unvested restricted stock awards, March 31, 2020	1,376,911	$7.43	587,737	$7.73

Restricted stock awards granted under the Company’s 2017 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. The shares vest ratably over a three year period ending on the anniversary date of the grant, and vesting is subject to the employee's continuing employment. There is no partial vesting and any unvested portion is forfeited. Pursuant to the 2017 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. In the first quarter of 2020, it was determined that the performance stock awards that were granted in 2017 were not earned and, accordingly, those shares were forfeited.

During the three months ended March 31, 2020, $0.9 million was included in selling, general and administrative expenses related to share-based payments, and a net of 221,492 shares of Common Stock were issued upon the vesting of restricted stock.

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

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income or loss from operations before depreciation and amortization, acquisition and integration-related costs, restructuring costs, legal settlement charges, impairment charges, and corporate overhead. Contribution income is a financial measure used by the Company when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$188,233	$175,637
Physician Staffing	18,181	16,159
Search	3,650	3,375
	$210,064	$195,171

Contribution income (loss):
Nurse and Allied Staffing	$14,157	$14,296
Physician Staffing	631	405
Search	(335)	(423)
	14,453	14,278

Corporate overhead (a)	11,270	12,330
Depreciation and amortization	3,296	2,984
Acquisition and integration-related costs	77	512
Restructuring costs	564	1,140
Loss from operations	$(754)	$(2,688)
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the three months ended March 31, 2019, $0.4 million of revenue and $0.1 million of contribution income were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation.

12. CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of March 31, 2020 will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. The Company is cooperating with the investigation.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of March 31, 2020 and December 31, 2019, in its condensed consolidated balance sheets.

13. INCOME TAXES

For the three months ended March 31, 2020, the Company calculated its effective tax rate based on year-to-date results as opposed to the three months ended March 31, 2019, whereby the Company calculated its effective tax rate estimating its annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2020 was negative 11.2% which included immaterial discrete items. The Company's effective tax rate for the three months ended March 31, 2019 was 68.6% including the impact of discrete items and 73.8% excluding discrete items. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three months ended March 31, 2020 was primarily impacted by international and state taxes. The Company did not maintain a material valuation allowance during the three months ended March 31, 2019 and, as a result, income tax expense for the three months ended March 31, 2019 was primarily impacted by the non-deductibility of certain per diem expenses, the officers' compensation limitation, and international and state taxes.
The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act, was signed into law on March 27, 2020. Among other things, the CARES Act provided for an immediate refund of Alternative Minimum Tax credits as compared to the 2017 Tax Act’s scheduled refunds through 2021. Accordingly, an additional $0.3 million is presented as a current income tax receivable within other current assets in the condensed consolidated balance sheets as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had a valuation allowance of $37.3 million. The valuation allowance was recorded against all domestic deferred tax assets not more likely than not to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of March 31, 2020, the Company had approximately $0.7 million of unrecognized tax benefits included in other current liabilities and other long-term liabilities, $6.3 million, net of deferred taxes, which would affect the effective tax rate if recognized. During the three months ended March 31, 2020, the Company had gross increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax issues.

The tax years 2012 through 2019 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

14. RELATED PARTY TRANSACTIONS

The Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $5.6 million for both the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, the Company had a receivable balance of $2.2 million and $1.7 million, respectively, and a payable balance of $0.3 million and $0.5 million, respectively.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder and Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. The terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three months ended March 31, 2020, the Company incurred less than $0.1 million in expenses related to these fees.

In the first quarter of 2020, the Company entered into a note payable related to contingent consideration assumed as part of a prior period acquisition. The payees of the note are controlled by an employee of the sellers who remained with the Company. The note payable has a balance of $7.3 million at March 31, 2020. See Note 7 - Debt.

15. RECENT ACCOUNTING PRONOUNCEMENTS

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or transactions. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of March 31, 2020, the Company is not impacted by this guidance; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and should be applied either on a prospective, retrospective, or modified retrospective basis depending on the amendment. Early adoption of the amendments is permitted. The Company is currently in the process of evaluating this standard and expects to adopt the standard in its first quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, the MD&A also conveys our expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2019, our financial statements and the accompanying notes to our financial statements, as well as the Item 1A. Risk Factors contained herein.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement and other consultative services for healthcare clients. We recruit and place highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse client base includes both clinical and nonclinical settings, servicing acute care hospitals, physician practice groups, outpatient and ambulatory-care centers, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of office locations, we offer our workforce solutions and we are able to place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. Our workforce solutions include managed service programs (MSPs), electronic medical record (EMR) transition staffing, recruitment process outsourcing (RPO), internal resource pool (IRP), and other outsourcing and consultative services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2019. By utilizing our various solutions, clients are able to better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Search.

● Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 89% of our total revenue in the first quarter of 2020. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also staff healthcare personnel and substitute teachers in public and charter schools. We provide flexible workforce solutions to our healthcare clients through diversified offerings designed to meet their unique needs, including: MSP, optimal workforce solutions (OWS), EMR, IRP and consulting services.

● Physician Staffing – Physician Staffing represented approximately 9% of our total revenue in the first quarter of 2020. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

● Search – Search represented approximately 2% of our total revenue in the first quarter of 2020. Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as RPO.

Summary of Operations

For the quarter ended March 31, 2020, revenue from services increased 8% year-over-year to $210.1 million, primarily due to a higher volume of travel nurse staffing, and higher average bill rates. The increase in revenue was partially offset by revenue declines in our local staffing and education healthcare services primarily driven by the changing landscape in March from the COVID-19 pandemic. Profitability in the first quarter was impacted by $0.6 million of restructuring costs, $0.7 million of accelerated amortization expense in connection with our rebranding initiative, and $0.5 million of costs incurred related to our applicant tracking system replacement. Net loss attributable to common shareholders was $2.1 million, or a loss of $0.06 per share.

For the three months ended March 31, 2020, we generated cash flow from operating activities of $17.2 million and repaid a net of $3.3 million on our senior-secured asset-based credit facility (ABL). Due to the uncertainty from COVID-19, as a precautionary measure we opted to hold more cash than we might have otherwise. As of March 31, 2020, we had $12.6 million of cash and cash equivalents, and availability under the ABL of $119.0 million, with $67.6 million of borrowings drawn under our ABL, and $19.6 million of undrawn letters of credit outstanding, leaving $31.8 million available for borrowing.

COVID Response

Early in March, we experienced an increase in demand for crisis assignments from our customers as a result of the COVID-19 pandemic impacting the U.S. Beginning in March and continuing into the second quarter, we have placed more than a thousand nurses on COVID-19 assignments with the majority going to our MSP partners in hot spots such as New York and Washington. As these assignments typically require higher compensation to the healthcare professionals, we have seen higher than normal average bill rates. Since late in the first quarter, the Company has experienced both positive and negative impacts on its business including a significant number of crisis assignments as well as the cancellation of non-COVID-19 assignments by certain facilities due to low census and deferred elective procedures. Additionally, since mid-March 2020, schools have remained closed and as a result we are seeing a sharp decline in revenue from our education business that is being partially offset by teletherapy services for the same clients. Overall, demand remains volatile, as orders initially surged due to the crisis needs, and have since trended downward as clients have reduced their contingent labor based on their unique situations.

As part of our COVID-19 response, we established a cross-functional crisis team with representation from all parts of our business to ensure rapid response to our customers’ needs. As a result of the mandated shelter in place orders, our more than 1,600 employees were successfully able to work from home with minimal disruption. Generally, travel has been suspended and we have altered the way we communicate through the increased use of videoconferencing. Our response to this pandemic has helped us identify better ways to execute our client-facing and back-office operations which we expect to benefit from as we move forward.

While the impact on the first quarter was not considered significant for us, indications are that our second quarter’s results will be subject to more volatility. Due to the uncertainty across the healthcare industry, we are unable to predict the overall impact on our business for the second quarter. As the country resumes normal operations as part of the phased in recovery, however, we expect demand for these services to rebound in the second quarter. We are proactively working with our customers to address their crisis needs, as well as to plan for the recovery of their normal operations.

We believe our liquidity remains high as we have taken steps to preserve cash, ending the quarter with cash of $12.6 million and $31.8 million available for borrowing. In addition, we do not expect the future impacts of COVID-19 to have a significant impact on our ability to maintain compliance with our financial covenants under our revolving credit facility.

We had a very successful experience with our employees working remotely while the shelter in place orders remain in effect with minimal disruption. We believe the combination of the successful first quarter launch of Cross Country Marketplace, our proprietary on-demand staffing platform, and the ability of our employees to efficiently work remotely will allow us to greatly reduce our office footprint throughout the country. We also remain on target for full implementation of our applicant tracking system in the third quarter of 2020, which we believe will create further efficiencies. Finally, we continue to evaluate our cost structure and have taken steps in the second quarter to realize additional cost savings through further centralization and automation efforts.

Refer to Item 1A. Risk Factors for further discussion about potential additional risks and uncertainties.

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

	Three Months Ended
	March 31,
	2020	2019
Revenue from services	100.0%	100.0%
Direct operating expenses	76.4	75.3
Selling, general and administrative expenses	21.8	23.6
Bad debt expense	0.3	0.1
Depreciation and amortization	1.6	1.5
Acquisition and integration-related costs	—	0.2
Restructuring costs	0.3	0.6
Loss from operations	(0.4)	(1.3)
Interest expense	0.4	0.7
Loss on early extinguishment of debt	—	0.2
Other income, net	—	—
Loss before income taxes	(0.8)	(2.2)
Income tax expense (benefit)	—	(1.5)
Consolidated net loss	(0.8)	(0.7)
Less: Net income attributable to noncontrolling interest in subsidiary	0.2	0.2
Net loss attributable to common shareholders	(1.0)%	(0.9)%

Comparison of Results for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2020	2019	$	%
	(Amounts in thousands)
Revenue from services	$210,064	$195,171	$14,893	7.6%
Direct operating expenses	160,461	146,917	13,544	9.2%
Selling, general and administrative expenses	45,881	46,036	(155)	(0.3)%
Bad debt expense	539	270	269	99.6%
Depreciation and amortization	3,296	2,984	312	10.5%
Acquisition and integration-related costs	77	512	(435)	(85.0)%
Restructuring costs	564	1,140	(576)	(50.5)%
Loss from operations	(754)	(2,688)	1,934	71.9%
Interest expense	867	1,422	(555)	(39.0)%
Loss on early extinguishment of debt	—	360	(360)	(100.0)%
Other income, net	(31)	(82)	51	62.2%
Loss before income taxes	(1,590)	(4,388)	2,798	63.8%
Income tax expense (benefit)	178	(3,012)	3,190	105.9%
Consolidated net loss	(1,768)	(1,376)	(392)	(28.5)
Less: Net income attributable to noncontrolling interest in subsidiary	321	391	(70)	(17.9)%
Net loss attributable to common shareholders	$(2,089)	$(1,767)	$(322)	(18.2)%

Revenue from services

Revenue from services increased 7.6%, to $210.1 million for the three months ended March 31, 2020, as compared to $195.2 million for the three months ended March 31, 2019, reflecting higher revenue growth in all three segments. Revenue for the three months ended March 31, 2020 was negatively impacted by COVID-19 due to suspended services resulting from school closures and, to a lesser extent, volume declines in local staffing. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $13.5 million or 9.2%, to $160.5 million for the three months ended March 31, 2020, as compared to $146.9 million for the three months ended March 31, 2019. As a percentage of total revenue, direct operating expenses increased to 76.4% compared to 75.3% in the prior year period primarily due to average pay rates rising faster than bill rates in Nurse and Allied Staffing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 0.3%, to $45.9 million for the three months ended March 31, 2020, as compared to $46.0 million for the three months ended March 31, 2019. As a percentage of total revenue, selling, general and administrative expenses decreased to 21.8% for the three months ended March 31, 2020 as compared to 23.6% for the three months ended March 31, 2019, primarily as a result of improved operating leverage.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2020 increased to $3.3 million as compared to $3.0 million for the three months ended March 31, 2019. Amortization expense increased due to accelerated amortization of trade names in our Nurse and Allied Staffing segment, associated with our rebranding initiatives. As a percentage of revenue, depreciation and amortization expense was 1.6% for the three months ended March 31, 2020 and 1.5% for the three months ended March 31, 2019.

Acquisition and integration-related costs

Acquisition and integration-related costs include costs for prior acquisitions, costs incurred for potential transactions, and accretion and valuation adjustments on our contingent consideration liability related to the Mediscan acquisition. In the first quarter of 2020, the final earnout amount related to the contingent consideration was determined. See Note 7 - Debt.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs, ongoing lease costs related to the Company's strategic reduction of its real estate footprint, and reorganization costs as part of our planned cost savings initiatives, and totaled $0.6 million during the three months ended March 31, 2020. During the three months ended March 31, 2019, restructuring costs totaled $1.1 million and were primarily comprised of severance costs incurred in connection with our cost savings initiatives.

Interest expense

Interest expense was $0.9 million for the three months ended March 31, 2020 as compared to $1.4 million for the three months ended March 31, 2019, due to lower average borrowings and a lower effective rate. The effective interest rate on our borrowings was 4.4% for the three month period ended March 31, 2020 compared to 5.8% for the three months ended March 31, 2019.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $0.4 million for the three months ended March 31, 2019, relating to the write-off of debt issuance costs in connection with a reduction in borrowing capacity under the revolving credit facility, and an optional principal prepayment of $7.5 million made on our term loan in the first quarter of 2019. There were no similar charges for the three months ended March 31, 2020.

Income tax expense

Income tax expense was $0.2 million for the three months ended March 31, 2020, including immaterial discrete items. For the three months ended March 31, 2019, we recorded an income tax benefit of $3.0 million, including the impact of discrete items, and $3.2 million excluding discrete items. As a result of the Company’s valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three months ended March 31, 2020 was primarily impacted by international and state taxes. The Company did not maintain a material valuation allowance during the three months ended March 31, 2019 and as a result, income tax expense for the three months ended March 31, 2019 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. See Note 13 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$188,233	$175,637
Physician Staffing	18,181	16,159
Search	3,650	3,375
	$210,064	$195,171

Contribution income (loss):
Nurse and Allied Staffing	$14,157	$14,296
Physician Staffing	631	405
Search	(335)	(423)
	14,453	14,278

Corporate overhead	11,270	12,330
Depreciation and amortization	3,296	2,984
Acquisition and integration-related costs	77	512
Restructuring costs	564	1,140
Loss from operations	$(754)	$(2,688)

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the three months ended March 31, 2019, $0.4 million of revenue and $0.1 million of contribution income were reclassified from Nurse and
Allied Staffing to Search to conform to the current period presentation.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2020	2019	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,145	7,017	128	1.8%
Average Nurse and Allied Staffing revenue per FTE per day	$290	$278	12	4.3%

Physician Staffing statistical data:
Days filled	10,199	10,280	(81)	(0.8)%
Revenue per day filled	$1,783	$1,572	211	13.4%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Nurse and Allied Staffing

Revenue from Nurse and Allied Staffing increased $12.6 million, or 7.2%, to $188.2 million for the three months ended March 31, 2020, compared to $175.6 million for the three months ended March 31, 2019, primarily due to the continued increase in the number of FTEs and average bill rates throughout the quarter. Revenue for the three months ended March 31, 2020 was negatively impacted by COVID-19 due to suspended services resulting from school closures and, to a lesser extent, volume declines in local staffing.

Contribution income from Nurse and Allied Staffing decreased $0.1 million or 1.0%, to $14.2 million for the three months ended March 31, 2020, compared to $14.3 million for the three months ended March 31, 2019. As a percentage of segment revenue, contribution income margin was 7.5% for the three months ended March 31, 2020, compared to 8.1% for the three months ended March 31, 2019.

The average number of Nurse and Allied Staffing FTEs on contract during the three months ended March 31, 2020 increased 1.8% from the three months ended March 31, 2019, reflecting an increase in travel nurse staffing partially offset by local staffing. The average Nurse and Allied Staffing revenue per FTE per day increased 4.3%, reflecting higher average bill rates related to increased pricing.

Physician Staffing

Revenue from Physician Staffing increased $2.0 million, or 12.5%, to $18.2 million for the three months ended March 31, 2020, compared to $16.2 million for the three months ended March 31, 2019, primarily due to higher bill rates due to mix as well as one additional day in the quarter.

Contribution income from Physician Staffing increased $0.2 million, or 55.8% to $0.6 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. As a percentage of segment revenue, contribution income was 3.5% for the three months ended March 31, 2020, compared to 2.5% for the three months ended March 31, 2019, driven by higher revenue and lower selling, general and administrative expenses.

Total days filled for Physician Staffing for the three months ended March 31, 2020 were 10,199 as compared with 10,280 in the prior year. Revenue per day filled was $1,783 as compared with $1,572 in the prior year, due to a shift in the mix of business.

Search

Revenue from Search increased $0.3 million, or 8.1%, to $3.7 million for the three months ended March 31, 2020, compared to $3.4 million for the three months ended March 31, 2019, due to an increase in executive search and RPO revenue, partially offset by declines in physician search.

Contribution loss from Search was $0.3 million for the three months ended March 31, 2020, compared to contribution loss of $0.4 million for the three months ended March 31, 2019.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives). Corporate overhead decreased to $11.3 million for the three months ended March 31, 2020, from $12.3 million for the three months ended March 31, 2019, due to lower consulting and other professional service fees, as well as the impact of our cost savings initiatives. As a percentage of consolidated revenue, corporate overhead was 5.4% for the three months ended March 31, 2020 and 6.3% for the three months ended March 31, 2019.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2020, we had $12.6 million in cash and cash equivalents and $67.6 million of borrowings drawn under our senior secured asset-based revolving credit facility. Working capital decreased by $6.3 million to $91.6 million as of March 31, 2020, compared to $97.9 million as of December 31, 2019. As of March 31, 2020, our days' sales outstanding, net of amounts owed to subcontractors, was 56 days representing a 2 day improvement from December 31, 2019.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service, including our commitments as described in the Commitments table in our Form 10-K for the year ended December 31, 2019. Although there is uncertainty related to the anticipated impact of COVID-19 on our future results, we expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

Net cash provided by operating activities was $17.2 million in the three months ended March 31, 2020, compared to $12.8 million in the three months ended March 31, 2019, primarily due to stronger collections and the timing of disbursements.

Net cash used in investing activities was $1.0 million in the three months ended March 31, 2020, compared to $1.2 million in the three months ended March 31, 2019. Net cash used in both periods was for capital expenditures, primarily related to the project to replace our applicant tracking system for our travel nurse staffing and for acquisition-related settlements in the three months ended March 31, 2019.
Net cash used in financing activities during the three months ended March 31, 2020 was $4.6 million, compared to $9.3 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, we used cash to repay our ABL of $3.3 million, $0.6 million for income taxes on share-based compensation, $0.6 million for noncontrolling shareholder payments, and $0.1 million of contingent consideration. During the three months ended March 31, 2019, we used cash to make an optional principal prepayment on our term loan of $7.5 million and paid $0.6 million in debt issuance related to an amendment to our prior senior credit facility. We also used cash to pay $0.8 million for income taxes on share-based compensation, $0.3 million for noncontrolling shareholder payments, and $0.1 million of contingent consideration.

Debt

2019 ABL Credit Agreement

At March 31, 2020, availability under the ABL was $119.0 million and we had $67.6 million of borrowings drawn, as well as $19.6 million of letters of credit outstanding, leaving $31.8 million available for borrowing.

As of March 31, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of March 31, 2020.

Stockholders’ Equity

See Note 12 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have any off-balance sheet arrangements. Our commitments over the next five years did not change materially from December 31, 2019. See Note 12 - Contingencies to our condensed consolidated financial statements.
Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC, other than the adoption of ASU No. 2016-13, Financial Instruments -

Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments as discussed in Note 2 - Summary of Significant Accounting Policies and Note 3 - Customer Contracts to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 15 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on variable rates. As of March 31, 2020, we are exposed to the risk of fluctuation in interest rates relating to our ABL Credit Agreement (ABL) entered into on October 25, 2019. Our ABL charges us interest at a rate based on either LIBOR or Base Rate (as defined) plus an applicable margin.

In March 2018, we entered into an interest rate swap agreement, which initially fixed the interest rate on 50% of the amortizing balance on our term debt. The interest rate swap qualified as a cash flow hedge in accordance with the Derivatives and Hedging Topic of the FASB ASC and the resulting changes in fair value of the interest rate swap were recorded to other comprehensive (loss) income and reclassified to interest expense over the life of the term debt. In September 2019, in anticipation of entering into the ABL, we terminated our interest rate swap agreement.

A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million for both the three months ended March 31, 2020 and 2019, excluding the impact of the interest rate swap agreement. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in approximately $0.1 million change in interest expense for the three months ended March 31, 2019. See Note 7 - Debt to our condensed consolidated financial statements.

Refer to our Form 10-K Item 1A. Risk Factors under "The interest rates under our ABL Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR)" for discussion of the interest rate risk related to the potential phase-out of LIBOR in 2021.

Other Risks

There have been no material changes to our other exposures as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2019.

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

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact its profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require it to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect its financial results. The Company believes the outcome of any outstanding loss contingencies as of March 31, 2020 will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by the Company in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. The Company is cooperating with the investigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2019, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. The below Risk Factor has been updated to reflect the heightened impact of the COVID-19 pandemic since we filed our Annual Report on Form 10-K for the year ended December 31, 2019. As described herein, the COVID-19 pandemic may adversely affect our business and financial results and may also have the effect of exacerbating many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our operations and financial results have been and may continue to be negatively affected by the current ongoing COVID-19 pandemic and could be materially harmed by COVID-19 or the emergence and effects related to any other pandemics, epidemics, or other public health crisis.

Our operations and financial results have been and may continue to be adversely affected by the ongoing COVID-19 pandemic and changes in national or global economic conditions related thereto.

During the COVID-19 pandemic, certain of our healthcare professionals have been exposed, diagnosed and or quarantined as a result of the virus. If, as a result of such risks, our healthcare professionals do not want to, or are not able to provide services, it could negatively impact our supply and ability to provide staffing services to our customers. In addition, patients have canceled or deferred elective procedures or otherwise avoided medical treatment resulting in reduced census at our hospital customers. Additionally, healthcare facilities, such as ambulatory surgi-centers and other outpatient facilities, have been shut down temporarily. This has resulted in the cancellation of certain of our healthcare professionals (e.g. operating room nurses, physical therapists, surgeons, advanced practitioners, and many others) working at those facilities or under contract to provide services at those facilities in the future. In addition, the normal operations of our healthcare facility customers may be disrupted and impacted in ways that are difficult to predict and their financials could be adversely affected. This would not just negatively impact our staffing and workforce solutions business, but would also have an adverse effect on our search businesses (contingent, permanent, and retained) as healthcare customers may delay making decisions for executives, physicians, nurses, and other full-time staff. In addition to the negative impact on demand from our hospital and healthcare facility customers, school closures in the wake of the COVID-19 pandemic have had an adverse impact on our school staffing.

The financial impact to our healthcare customers from COVID-19 or any other pandemic, epidemic, outbreak of an infectious disease or other public health crisis may also impact their ability to pay for our services timely or altogether, including invoices for services provided prior to such an event that were in process. Such a failure to pay for our services timely or altogether would have an impact on our collections, resulting in a negative financial impact on our Company.

Finally, while we have disaster plans in place for all of our locations and we are able to operate remotely, the potential continuation of the COVID-19 pandemic, or the emergence of another pandemic, epidemic, or outbreak is difficult to predict and could adversely affect our operations. In particular, our operations are headquartered in South Florida and if our employees are working remotely as a result of a public health crisis during hurricane season and electricity, wi-fi and other resources are temporarily restricted or not available, it could negatively impact our operations and financial results.

ITEM 6. EXHIBITS

No.	Description

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Kevin C. Clark, Co-Founder, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**32.1	Certification pursuant to 18 U.S.C. Section 1350 by Kevin C. Clark, Co-Founder, Chief Executive Officer, Director (Principal Executive Officer)

**32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 7, 2020	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)