Form 10-Q
period 2020-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2020-08-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 37,565,758 shares of Common Stock, par value $0.0001 per share, as of July 31, 2020.

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

June 30, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$6,234	$1,032
Accounts receivable, net of allowances of $3,617 in 2020 and $3,219 in 2019	156,104	169,528
Prepaid expenses	5,275	6,097
Insurance recovery receivable	4,954	5,011
Other current assets	1,985	1,689
Total current assets	174,552	183,357
Property and equipment, net of accumulated depreciation of $21,416 in 2020 and $23,276 in 2019	11,960	11,832
Operating lease right-of-use assets	11,553	16,964
Goodwill	90,924	101,066
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	39,001	44,957
Other non-current assets	18,311	18,298
Total assets	$352,201	$382,374

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$54,183	$45,726
Accrued compensation and benefits	36,274	31,307
Operating lease liabilities - current	4,883	4,878
Other current liabilities	3,441	3,554
Total current liabilities	98,781	85,465
Revolving credit facility	49,101	70,974
Operating lease liabilities - non-current	16,757	19,070
Non-current deferred tax liabilities	6,860	7,523
Long-term accrued claims	25,042	26,938
Contingent consideration	—	4,867
Other long-term liabilities	6,586	4,037
Total liabilities	203,127	218,874

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	307,985	305,643
Accumulated other comprehensive loss	(1,327)	(1,240)
Accumulated deficit	(158,015)	(141,775)
Total Cross Country Healthcare, Inc. stockholders' equity	148,647	162,632
Noncontrolling interest in subsidiary	427	868
Total stockholders' equity	149,074	163,500
Total liabilities and stockholders' equity	$352,201	$382,374

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue from services	$216,779	$202,757	$426,843	$397,928
Operating expenses:
Direct operating expenses	166,045	151,169	326,506	298,086
Selling, general and administrative expenses	42,254	45,944	88,135	91,980
Bad debt expense	898	645	1,437	915
Depreciation and amortization	3,929	3,557	7,225	6,541
Acquisition and integration-related costs	—	299	77	811
Restructuring costs	2,330	137	2,894	1,277
Legal settlement charges	—	1,600	—	1,600
Impairment charges	15,011	14,502	15,011	14,502
Total operating expenses	230,467	217,853	441,285	415,712
Loss from operations	(13,688)	(15,096)	(14,442)	(17,784)
Other expenses (income):
Interest expense	744	1,438	1,611	2,860
Loss on early extinguishment of debt	—	54	—	414
Other income, net	(5)	(76)	(36)	(158)
Loss before income taxes	(14,427)	(16,512)	(16,017)	(20,900)
Income tax (benefit) expense	(379)	34,758	(201)	31,746
Consolidated net loss	(14,048)	(51,270)	(15,816)	(52,646)
Less: Net income attributable to noncontrolling interest in subsidiary	103	404	424	795
Net loss attributable to common shareholders	$(14,151)	$(51,674)	$(16,240)	$(53,441)

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.39)	$(1.44)	$(0.45)	$(1.49)

Weighted average common shares outstanding:
Basic and Diluted	36,123	35,824	35,998	35,763

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consolidated net loss	$(14,048)	$(51,270)	$(15,816)	$(52,646)

Other comprehensive loss, before income tax:
Unrealized foreign currency translation (loss) gain	(9)	1	(87)	73
Unrealized loss on interest rate contracts	—	(624)	—	(974)
Reclassification adjustment to statement of operations	—	16	—	28
	(9)	(607)	(87)	(873)
Taxes on other comprehensive loss:
Income tax effect related to unrealized foreign currency translation gain	—	—	—	18
Income tax effect related to unrealized loss on interest rate contracts	—	(158)	—	(246)
Income tax effect related to reclassification adjustment to statement of operations	—	4	—	7
Valuation allowance adjustment	—	221	—	221
	—	67	—	—
Other comprehensive loss, net of tax	(9)	(674)	(87)	(873)

Comprehensive loss	(14,057)	(51,944)	(15,903)	(53,519)
Less: Net income attributable to noncontrolling interest in subsidiary	103	404	424	795
Comprehensive loss attributable to common shareholders	$(14,160)	$(52,348)	$(16,327)	$(54,314)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2020 and 2019
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2020	36,092	$4	$305,935	$(1,318)	$(143,864)	$645	$161,402
Vesting of restricted stock	83	—	(22)	—	—	—	(22)
Equity compensation	—	—	2,072	—	—	—	2,072
Foreign currency translation adjustment, net of taxes	—	—	—	(9)	—	—	(9)
Distribution to noncontrolling shareholder	—	—	—	—	—	(321)	(321)
Net (loss) income	—	—	—	—	(14,151)	103	(14,048)
Balances at June 30, 2020	36,175	$4	$307,985	$(1,327)	$(158,015)	$427	$149,074

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2019	35,806	$4	$302,802	$(1,661)	$(85,829)	$694	$216,010
Exercise of share options	5	—	—	—	—	—	—
Vesting of restricted stock	49	—	(11)	—	—	—	(11)
Equity compensation	—	—	1,004	—	—	—	1,004
Foreign currency translation adjustment, net of taxes	—	—	—	19	—	—	19
Net change in hedging transaction, net of taxes	—	—	—	(693)	—	—	(693)
Distribution to noncontrolling shareholder	—	—	—	—	—	(371)	(371)
Net (loss) income	—	—	—	—	(51,674)	404	(51,270)
Balances at June 30, 2019	35,860	$4	$303,795	$(2,335)	$(137,503)	$727	$164,688

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2020 and 2019
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500
Vesting of restricted stock	304	—	(657)	—	—	—	(657)
Equity compensation	—	—	2,999	—	—	—	2,999
Foreign currency translation adjustment, net of taxes	—	—	—	(87)	—	—	(87)
Distribution to noncontrolling shareholder	—	—	—	—	—	(865)	(865)
Net (loss) income	—	—	—	—	(16,240)	424	(15,816)
Balances at June 30, 2020	36,175	$4	$307,985	$(1,327)	$(158,015)	$427	$149,074

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198
Exercise of share options	9	—	—	—	—	—	—
Vesting of restricted stock	225	—	(788)	—	—	—	(788)
Equity compensation	—	—	1,535	—	—	—	1,535
Foreign currency translation adjustment, net of taxes	—	—	—	72	—	—	72
Net change in hedging transaction, net of taxes	—	—	—	(945)	—	—	(945)
Distribution to noncontrolling shareholder	—	—	—	—	—	(738)	(738)
Net (loss) income	—	—	—	—	(53,441)	795	(52,646)
Balances at June 30, 2019	35,860	$4	$303,795	$(2,335)	$(137,503)	$727	$164,688

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Consolidated net loss	$(15,816)	$(52,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,225	6,541
Provision for allowances	2,182	1,962
Deferred income tax (benefit) expense	(664)	31,425
Non-cash lease expense	2,257	2,524
Impairment charges	15,011	14,502
Equity compensation	2,999	1,535
Other non-cash costs	307	1,167
Changes in operating assets and liabilities:
Accounts receivable	11,242	13,651
Prepaid expenses and other assets	(556)	(27)
Accounts payable and accrued expenses	11,907	7,669
Operating lease liabilities	(2,912)	(2,832)
Other	549	(329)
Net cash provided by operating activities	33,731	25,142

Cash flows from investing activities
Acquisition-related settlements	—	(110)
Purchases of property and equipment	(2,490)	(1,564)
Net cash used in investing activities	(2,490)	(1,674)

Cash flows from financing activities
Principal payments on Term Loan	—	(12,500)
Borrowings under revolving credit facility	192,827	—
Repayments on revolving credit facility	(214,700)	—
Principal payments on note payable	(2,426)	—
Cash payments to noncontrolling shareholder	(865)	(738)
Other	(837)	(1,440)
Net cash used in financing activities	(26,001)	(14,678)

Effect of exchange rate changes on cash	(38)	21
Change in cash and cash equivalents	5,202	8,811
Cash and cash equivalents at beginning of period	1,032	16,019
Cash and cash equivalents at end of period	$6,234	$24,830

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

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated statements of operations and statements of cash flows.

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

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2020	$386	$1,223
Charged to restructuring costs (a)	212	20
Payments	(292)	(76)
Balance at March 31, 2020	306	1,167
Charged to restructuring costs (a)	1,565	535
Payments	(1,096)	(170)
Balance at June 30, 2020	$775	$1,532
________________

(a) Aside from what is presented in the table above, restructuring costs in the condensed consolidated statements of operations for the six months ended June 30, 2020 also include $0.2 million of legal entity reorganization costs and $0.3 million of ongoing lease costs related to the Company's strategic reduction in its real estate footprint which are included as operating lease liabilities - current and non-current in our condensed consolidated balance sheets, as well as other costs of $0.1 million.

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

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The guidance requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is effective. The Company has adopted this guidance using the modified retrospective approach related to its accounts receivable, resulting in no cumulative adjustment to retained earnings and no material impact on its condensed consolidated financial statements. See Note 3 - Customer Contracts.

3. CUSTOMER CONTRACTS
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Historically, no customer has represented more than 10% of the Company's revenue. During the three months ended June 30, 2020, however, one Nurse and Allied Staffing customer concentrated in the Northeast represented approximately 13% of the Company's revenue, which was due to staffing to support the impacts of COVID-19. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended June 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$193,331	$16,081	$—	$209,412
Other Services	4,767	791	1,809	7,367
Total	$198,098	$16,872	$1,809	$216,779

	Three Months ended June 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$177,733	$16,827	$—	$194,560
Other Services	3,054	1,201	3,942	8,197
Total	$180,787	$18,028	$3,942	$202,757

	Six Months ended June 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$378,279	$33,241	$—	$411,520
Other Services	8,052	1,812	5,459	15,323
Total	$386,331	$35,053	$5,459	$426,843

	Six Months ended June 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$350,396	$31,981	$—	$382,377
Other Services	6,028	2,206	7,317	15,551
Total	$356,424	$34,187	$7,317	$397,928

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from our customers which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company's employees', subcontracted employees', and independent contractors’ time worked but not yet billed at June 30, 2020 and December 31, 2019 totaled $45.0 million and $46.1 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1, 2020	$2,406
Bad Debt Expense	539
Write-Offs, net of Recoveries	(349)
Balance at March 31, 2020	2,596
Bad Debt Expense	898
Write-Offs, net of Recoveries	(532)
Balance at June 30, 2020	$2,962

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of June 30, 2020 and December 31, 2019 was $0.7 million and $0.8 million, respectively.

4. COMPREHENSIVE LOSS

Total comprehensive loss includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes and valuation allowance. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.4 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively.

The income tax impact related to components of other comprehensive loss for the three and six months ended June 30, 2020 and 2019 is reflected on the condensed consolidated statements of comprehensive loss. During the three and six months ended June 30, 2019, the Company established a valuation allowance on its deferred tax assets. As a result, the first quarter's tax impact recorded through other comprehensive income was reversed.

5. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(amounts in thousands, except per share data)
Numerator:
Net loss attributable to common shareholders - Basic and Diluted	$(14,151)	$(51,674)	$(16,240)	$(53,441)

Denominator:
Weighted average common shares - Basic	36,123	35,824	35,998	35,763
Effect of diluted shares:
Share-based awards (a)	—	—	—	—
Weighted average common shares - Diluted	36,123	35,824	35,998	35,763

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.39)	$(1.44)	$(0.45)	$(1.49)
________________

(a) Due to the net loss for the three and six months ended June 30, 2020 and 2019, 75,688, 265,304, 117,259, and 107,222 shares, respectively, were excluded from diluted weighted average shares. For the three and six months ended June 30, 2020 and 2019, no tax benefits were assumed for the potentially dilutive shares due to the Company's net operating loss position.

6. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$13,796	$16,734	$30,530	$12,269	$18,261
Customer relationships	49,246	28,115	21,131	49,758	26,596	23,162
Non-compete agreements	304	181	123	320	161	159
Trade names	4,500	3,487	1,013	4,500	1,125	3,375
Other intangible assets, net	$84,580	$45,579	$39,001	$85,108	$40,151	$44,957
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of June 30, 2020, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2020	$4,038
2021	6,051
2022	5,977
2023	5,875
2024	5,238
Thereafter	11,822
$39,001

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Search	Total
	(amounts in thousands)
Balances as of December 31, 2019
Aggregate goodwill acquired	$346,130	$43,405	$21,750	$411,285
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(40,598)	—	(300,330)
Goodwill, net of impairment loss	86,398	2,807	11,861	101,066

Changes to aggregate goodwill in 2020
Impairment charges	—	—	(10,142)	(10,142)
Reclassification of API goodwill	24	—	(24)	—

Balances as of June 30, 2020
Aggregate goodwill acquired	346,130	43,405	21,750	411,285
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(40,598)	(10,142)	(310,472)
Reclassification of API goodwill	24	—	(24)	—
Goodwill, net of impairment loss	$86,422	$2,807	$1,695	$90,924

Goodwill, Trade Names and Other Intangible Assets Impairment

During the second quarter of 2020, due to the increased negative impact and continuing uncertainty of the COVID-19 pandemic on the business, all reporting units were quantitatively tested. For the Nurse and Allied Staffing and Physician Staffing reporting units no impairment was identified as the fair value was substantially in excess of the carrying amount of goodwill.

The Search reporting unit under-performed relative to management’s expectations in the second quarter of 2020. The lower than expected revenue was driven by: (i) the cancellation or postponement of a significant number of working searches, (ii) the decision to delay the hiring of new revenue producers, and (iii) the loss of customers, which were mostly related to the negative impacts of COVID-19. As a result, the quantitative testing of the Search reporting unit resulted in impairment charges of $10.2 million for its goodwill and $0.3 million for its customer relationships.

In order to determine the fair value of the Search reporting unit, the Company used a combination of an income and market approach. The weighting was based on the specific characteristics, risks, and uncertainties of the Search reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on the Company’s discrete financial forecast of revenue, gross profit margins, operating costs, and cash flows. It also considered estimated future results, economic and market conditions including the timing and duration of COVID-19, as well as the impact of planned business and operational strategies. Assumptions used in the market approach were derived including an analysis of a range of valuation multiples of comparable public companies.

Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID-19, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of June 30, 2020 will prove to be accurate predictions of future performance.

As part of evolving its go-to-market strategy, in the second quarter of 2019, the Company began eliminating certain brands across all of its segments. The Company’s rebranding efforts resulted in a $14.5 million write-off of indefinite-lived trade names related to its Nurse and Allied Staffing business segment, which is presented as impairment charges on the condensed consolidated statements of operations for the three and six months ended June 30, 2019.

Intangible Asset Amortization

In connection with its rebranding efforts, the Company made a decision at the end of 2019 to phase out a trade name by the end of 2020, which as of December 31, 2019 would have been recognized over a weighted average life of 7.5 years. In connection with this decision, the Company expected accelerated amortization related to the trade name of $2.9 million throughout 2020. In the second quarter of 2020, the Company further accelerated its rebranding plan and shortened the estimated remaining life of the trade name. Total accelerated amortization resulting from the changes in the estimated remaining life of the trade name were $1.4 million, or $0.04 per share, and $2.1 million, or $0.06 per share, for the three and six months ended June 30, 2020, respectively.

7. DEBT

2019 ABL Credit Agreement
Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 (defined below) and entered into an ABL Credit Agreement (Loan Agreement). The Loan Agreement provided for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
On June 30, 2020, the Company amended its Loan Agreement, which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remain the same. The amendment was treated as a modification of debt and, as a result, the associated fees and costs of $0.1 million were included in debt issuance costs and will be amortized ratably over the remaining term of the agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability, and reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. Additionally, the facility contains a provision to increase the aggregate committed size of the facility to $150.0 million. At June 30, 2020, availability under the ABL was $130.0 million and the Company had $49.1 million of borrowings drawn, as well as $19.6 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $61.3 million available for borrowing. The balances drawn are presented as revolving credit facility on the condensed consolidated balance sheets and as of June 30, 2020 and December 31, 2019 had a weighted average interest rate of 2.89% and 4.23%, respectively.
As of June 30, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of June 30, 2020. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.
Prior Senior Credit Facility
The Company had a prior senior credit facility that included a revolver and term loan. The term loan was payable in quarterly installments and the Company had the right at any time to prepay borrowings in whole or in part, without premium or penalty. In the first and second quarter of 2019, the Company made an optional prepayment on the term loan of $7.5 million and $5.0 million, respectively.
Also in the first quarter of 2019, the Company amended its prior senior credit facility to reduce the commitment under the revolving credit facility, among other changes. The amendment was treated as a modification and the fees of $0.6 million paid to its lenders were classified as debt issuance costs.
As a result of the reduction in borrowing capacity under the revolving credit facility, as well as the reduction in the term loan due to the prepayments in the six months ended June 30, 2019, $0.4 million of debt issuance costs were written off. The amount of the write-off is reflected as loss on early extinguishment of debt on the condensed consolidated statements of operations.

Note Payable
On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). In connection with the Mediscan acquisition, the Company assumed contingent purchase price liabilities for a previously acquired business that were payable annually based on certain performance criteria for the years 2016 through 2019, and a second performance criteria related to 2019 payable in three equal installments. Pursuant to the asset purchase agreement, once the earnout amount related to the second performance criteria for 2019 was determined, a note payable documenting the remaining principal and interest was specified as part of the settlement. In the first quarter of 2020, the total earnout amount related to both 2019 performance criterion of $7.4 million was determined, and $0.1 million was paid by the Company. Pursuant to the note payable, the first installment of $2.4 million was paid in the second quarter of 2020, the second installment of $2.4 million is payable on January 31, 2021, and the third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. As of June 30, 2020, the current portion of the note payable in the amount of $2.4 million is included in other current liabilities and the long-term portion of $2.5 million is included in other long-term liabilities on the condensed consolidated balance sheets.

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

During the second quarter of 2020, in connection with the continuing developments from COVID-19, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $3.8 million. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Where or when applicable, the fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. Furthermore, the Company wrote off a total of $0.7 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a level 3 measurement.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	June 30, 2020	December 31, 2019
	(amounts in thousands)
Operating lease right-of-use assets	$11,553	$16,964
Operating lease liabilities - current	$4,883	$4,878
Operating lease liabilities - non-current	$16,757	$19,070

Weighted-average remaining lease term	4.4 years	4.7 years
Weighted average discount rate	6.26%	6.26%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of June 30, 2020:

Years Ending December 31:	(amounts in thousands)
2020	$2,824
2021	6,175
2022	5,243
2023	4,763
2024	3,390
Thereafter	2,487
Total minimum lease payments	24,882
Less: amount of lease payments representing interest	(3,242)
Present value of future minimum lease payments	21,640
Less: current lease obligations	(4,883)
Non-current lease obligations	$16,757

Other Information

The table below provides information regarding supplemental cash flows:

	Six Months Ended
	June 30,
	2020	2019
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,654	$3,685
Right-of-use assets acquired under operating lease	$631	$873

The components of lease expense are as follows:

	Three Months Ended
	June 30,
	2020	2019
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,407	$1,698
Short-term lease expense	$1,451	$1,949
Variable and other lease costs	$482	$659

	Six Months Ended
	June 30,
	2020	2019
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$2,930	$3,392
Short-term lease expense	$3,296	$4,108
Variable and other lease costs	$1,056	$1,377

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset.

As of June 30, 2020, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

Contingent consideration liabilities—Potential earnout payments related to the acquisition of Mediscan were contingent upon meeting certain performance requirements through 2019. As of December 31, 2019, the long-term portion of these liabilities has been included in contingent consideration, and the short-term portion is included in other current liabilities on the condensed consolidated balance sheets. The Company utilized Level 3 inputs to value these contingent consideration liabilities as significant unobservable inputs were used in the calculation of their fair value. As of December 31, 2019, due to the end of the earnout period, the Company measured the fair value of the liability based on the expected payout related to its Mediscan acquisition.

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

The table which follows summarizes the estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis:

Fair Value Measurements

	June 30, 2020	December 31, 2019
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$875	$830
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,065	$2,216
(Level 3)
Contingent consideration liabilities	$—	$7,300

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

	Contingent Consideration
	Liabilities
	2020	2019
	(amounts in thousands)
Balance at beginning of period	$7,300	$7,689
Payments	(100)	(100)
Accretion expense	—	247
Valuation adjustment	77	—
Reclassification to other current and long-term liabilities	(7,277)	—
Balance at March 31	—	7,836
Accretion expense	—	253
Balance at June 30	$—	$8,089

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The three and six months ended June 30, 2020 included impairment charges to goodwill and other intangible assets related to the Search reporting unit, as well as impairment to right-of-use assets along with related property and equipment in connection with leases that were vacated during the quarter. Accordingly, as of June 30, 2020, these assets were recorded at fair value using level 3 inputs. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets and Note 8 - Leases for more information about these fair value measurements.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The Company’s note payable is included in other current and long-term liabilities on the condensed consolidated balance sheets. Due to its relatively short-term nature, the carrying value of the note payable approximates its fair value. The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Note Payable	$4,851	$4,851	$—	$—
Senior Secured Asset-Based Loan	$49,101	$49,101	$70,974	$70,974

Concentration of Credit Risk:

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts represents the Company’s estimate of uncollectible receivables based on a review of specific accounts and historical collection experience. See Note 3 - Customer Contracts. The Company writes off specific accounts based on an ongoing review of collectability as well as past experience with the customer. The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of its Common Stock. As of June 30, 2020, the Company had 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Loan Agreement.

Share-Based Payments

On May 19, 2020, the Company's shareholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan, and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan for the six months ended June 30, 2020:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2020	996,794	$8.54	364,557	$9.66
Granted	829,023	$6.65	286,415	$6.74
Vested	(401,902)	$8.79	—	$—
Forfeited	(20,570)	$8.56	(66,185)	$14.08
Unvested restricted stock awards, June 30, 2020	1,403,345	$7.06	584,787	$7.73

Restricted stock awards granted under the Company’s 2020 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant.

Awards granted to non-employee directors under the 2017 Plan prior to the June 2020 grant vest in three equal installments on the first, second and third anniversaries of the grant date, while restricted shares granted under the 2020 Plan in June 2020 will vest on the first anniversary of such grant date, or earlier subject to retirement eligibility. In addition, effective in the three months ended June 30, 2020, the Company implemented modified guidelines that provide for accelerated vesting of restricted stock grants on the last date of service when a retirement-eligible director retires.

Pursuant to the 2017 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. In the first quarter of 2020, it was determined that the performance stock awards that were granted in 2017 were not earned and, accordingly, those shares were forfeited.

During the three and six months ended June 30, 2020, $2.1 million and $3.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 82,482 and 303,974 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$198,098	$180,787	$386,331	$356,424
Physician Staffing	16,872	18,028	35,053	34,187
Search	1,809	3,942	5,459	7,317
	$216,779	$202,757	$426,843	$397,928

Contribution income (loss):
Nurse and Allied Staffing	$20,638	$16,111	$34,795	$30,407
Physician Staffing	1,219	508	1,850	913
Search	(1,051)	(181)	(1,386)	(604)
	20,806	16,438	35,259	30,716

Corporate overhead (a)	13,224	11,439	24,494	23,769
Depreciation and amortization	3,929	3,557	7,225	6,541
Acquisition and integration-related costs	—	299	77	811
Restructuring costs	2,330	137	2,894	1,277
Legal settlement charges	—	1,600	—	1,600
Impairment charges	15,011	14,502	15,011	14,502
Loss from operations	$(13,688)	$(15,096)	$(14,442)	$(17,784)
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

12. CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of June 30, 2020 will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. The Company is cooperating with the investigation.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of June 30, 2020 and December 31, 2019, in its condensed consolidated balance sheets.

13. INCOME TAXES

For the three and six months ended June 30, 2020 and 2019, the Company calculated its effective tax rate based on year-to-date results, pursuant to the Income Taxes Topic of the FASB ASC. The Company’s effective tax rate for the three and six months ended June 30, 2020 was 2.6% and 1.3%, respectively, including the impact of discrete items. Excluding discrete items, the Company's effective tax rate for the three and six months ended June 30, 2020 was negative 1.3% and negative 2.3%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2019 was negative 210.5% and negative 151.9%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2019 was negative 14.8% and 3.8%, respectively.
As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three and six months ended June 30, 2020 and 2019 was primarily impacted by the impairment of indefinite-lived intangibles and international and state taxes. Income tax expense for the three and six months ended June 30, 2019 was also impacted by the additional valuation allowance recorded.

As of June 30, 2019, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of this evaluation, an additional valuation allowance of $36.0 million was recorded, of which $35.8 million of which was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income, to reduce the portion of the deferred tax asset that was not more likely than not to be realized.

The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act, was signed into law on March 27, 2020. Among other things, the CARES Act provided for an immediate refund of Alternative Minimum Tax credits as compared to the 2017 Tax Act’s scheduled refunds through 2021. Accordingly, an additional $0.3 million is presented as a current income tax receivable within other current assets in the condensed consolidated balance sheets as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had a valuation allowance of $39.9 million and $37.3 million, respectively. The valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized.

As of June 30, 2020, the Company had approximately $0.9 million of unrecognized tax benefits included in other long-term liabilities, $6.6 million, net of deferred taxes, which would affect the effective tax rate if recognized. During the six months ended June 30, 2020, the Company had a gross increase of $0.7 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years 2012 through 2019 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

14. RELATED PARTY TRANSACTIONS

The Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $2.0 million and $7.7 million for the three and six months ended June 30, 2020, respectively, and $6.3 million and $11.9 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had a receivable balance of $0.8 million and $1.7 million, respectively, and a payable balance of $0.1 million and $0.5 million, respectively.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder and Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. The terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and six months ended June 30, 2020, the Company incurred less than $0.1 million and $0.1 million, respectively, and incurred less than $0.1 million for both the three and six months ended June 30, 2019, in expenses related to these fees. At June 30, 2020, the Company had a payable balance of less than $0.1 million.

In the first quarter of 2020, the Company entered into a note payable related to contingent consideration assumed as part of a prior period acquisition. The payees of the note are controlled by an employee of the sellers who remained with the Company. The note payable has a balance of $4.9 million at June 30, 2020. See Note 7 - Debt.

15. RECENT ACCOUNTING PRONOUNCEMENTS

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or transactions. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of June 30, 2020, the Company is not impacted by this guidance; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.

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

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement and other consultative services for healthcare clients. We recruit and place highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse client base includes both clinical and nonclinical settings, servicing acute care hospitals, physician practice groups, outpatient and ambulatory-care centers, nursing facilities, both public schools and charter schools, rehabilitation and sports medicine clinics, government facilities, and homecare. Through our national staffing teams and network of office locations, we offer our workforce solutions and we can place clinicians on travel and per diem assignments, local short-term contracts and permanent positions. Our workforce solutions include managed service programs (MSPs), electronic medical record (EMR) transition staffing, recruitment process outsourcing (RPO), internal resource pool (IRP), and other outsourcing and consultative services as described in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2019. By utilizing our various solutions, clients can better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, in accordance with the Segment Reporting Topic of the FASB ASC, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Search.

● Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 91% of our total revenue in the second quarter of 2020. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also staff healthcare personnel and substitute teachers in public and charter schools. We provide flexible workforce solutions to our healthcare clients through diversified offerings designed to meet their unique needs, including MSP, optimal workforce solutions (OWS), EMR, IRP and consulting services.

● Physician Staffing – Physician Staffing represented approximately 8% of our total revenue in the second quarter of 2020. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

● Search – Search represented approximately 1% of our total revenue in the second quarter of 2020. Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as RPO.

Summary of Operations

For the quarter ended June 30, 2020, revenue from services increased 7% year-over-year to $216.8 million, due to increased client demands as a result of spikes in new COVID-19 cases. The increase in revenue was partially offset by revenue declines in our Physician Staffing and Search businesses primarily driven by the changing landscape from the COVID-19 pandemic. Profitability in the second quarter was impacted by $2.3 million of restructuring costs, $1.4 million of accelerated amortization expense in connection with our rebranding initiative, and $0.4 million of costs incurred related to our applicant tracking system replacement. In addition, in the second quarter we recorded $15.0 million of non-cash impairment charges, comprised of $10.5 million of impairment of our Search business and $4.5 million related to real estate restructuring activities. Net loss attributable to common shareholders was $14.2 million, or a loss of $0.39 per share.

For the six months ended June 30, 2020, we generated cash flow from operating activities of $33.7 million and repaid a net of $21.9 million on our senior-secured asset-based credit facility (ABL). On June 30, 2020, we amended the 2019 ABL Credit

Agreement (Loan Agreement), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. As of June 30, 2020, we had $6.2 million of cash and cash equivalents, and availability under the ABL of $130.0 million, with $49.1 million of borrowings drawn under our ABL, and $19.6 million of undrawn letters of credit outstanding, leaving $61.3 million available for borrowing.

COVID-19 Response

Following the initial surge in demand in early March and the early part of the second quarter of 2020, we had nearly 1,000 FTEs on COVID-19 related assignments throughout the United States. The higher demand caused by COVID-19 resulted in one customer concentrated in the Northeast to represent approximately 13% of our revenue. The incremental revenue we generated during the quarter more than offset other COVID-19 related declines across much of our business. From a demand perspective, we have seen an unprecedented level of volatility in the second quarter of 2020, with orders first rising as the pandemic unfolded, and then falling sharply as hospitals nationwide experienced lower census and mandatory deferrals of elective procedures.

Starting in June 2020 and continuing into the third quarter, orders have risen significantly. The primary growth has been in ICU which we believe to be largely COVID-related, but we are also experiencing increases in some of the hardest hit specialties such as med-surg and OR. However, there remains a significant level of volatility in the market, and we expect the pandemic to likely cause disruption in the healthcare sector for several quarters. As a result, we are expecting a sequential decline in business in the third quarter of 2020, reflecting a significant wind-down of premium-rate COVID assignments, continued lower demand for our Physician business, and the impact from summer break on our education business, with possible school restart challenges due to the continuing pandemic.

We believe our liquidity remains high, ending the quarter with cash of $6.2 million and $61.3 million available for borrowing, which includes an additional $10.0 million from the amendment of the 2019 ABL Credit Agreement. We do not expect the future impacts of COVID-19 to have a significant impact on our ability to maintain compliance with our financial covenants under our revolving credit facility.

The pandemic has provided us an opportunity to accelerate plans of integrating and optimizing our operations, driven by the closure of a significant number of offices and reductions in headcount. During the second quarter of 2020, we refined those plans and identified additional opportunities for greater reductions. In addition, our senior leadership team and board of directors took a voluntary reduction in compensation.

These cost reductions have been enabled by our demonstrated ability to work remotely, as well as the continued deployment of Cross Country Marketplace, our proprietary on-demand staffing platform, and the full implementation of our applicant tracking system across our travel business planned for later in the third quarter of 2020, which we believe will create further efficiencies.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	76.6	74.6	76.5	74.9
Selling, general and administrative expenses	19.5	22.7	20.6	23.1
Bad debt expense	0.4	0.3	0.3	0.2
Depreciation and amortization	1.8	1.7	1.7	1.6
Acquisition and integration-related costs	—	0.1	—	0.2
Restructuring costs	1.1	0.1	0.7	0.3
Legal settlement charges	—	0.8	—	0.4
Impairment charges	6.9	7.1	3.5	3.7
Loss from operations	(6.3)	(7.4)	(3.3)	(4.4)
Interest expense	0.3	0.7	0.4	0.7
Loss on early extinguishment of debt	—	—	—	0.1
Loss before income taxes	(6.6)	(8.1)	(3.7)	(5.2)
Income tax (benefit) expense	(0.2)	17.2	—	8.0
Consolidated net loss	(6.4)	(25.3)	(3.7)	(13.2)
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.2	0.1	0.2
Net loss attributable to common shareholders	(6.5)%	(25.5)%	(3.8)%	(13.4)%

Comparison of Results for the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2020	2019	$	%
	(Amounts in thousands)
Revenue from services	$216,779	$202,757	$14,022	6.9%
Direct operating expenses	166,045	151,169	14,876	9.8%
Selling, general and administrative expenses	42,254	45,944	(3,690)	(8.0)%
Bad debt expense	898	645	253	39.2%
Depreciation and amortization	3,929	3,557	372	10.5%
Acquisition and integration-related costs	—	299	(299)	(100.0)%
Restructuring costs	2,330	137	2,193	NM
Legal settlement charges	—	1,600	(1,600)	(100.0)%
Impairment charges	15,011	14,502	509	3.5%
Loss from operations	(13,688)	(15,096)	1,408	9.3%
Interest expense	744	1,438	(694)	(48.3)%
Loss on early extinguishment of debt	—	54	(54)	(100.0)%
Other income, net	(5)	(76)	71	93.4%
Loss before income taxes	(14,427)	(16,512)	2,085	12.6%
Income tax (benefit) expense	(379)	34,758	(35,137)	(101.1)%
Consolidated net loss	(14,048)	(51,270)	37,222	72.6
Less: Net income attributable to noncontrolling interest in subsidiary	103	404	(301)	(74.5)%
Net loss attributable to common shareholders	$(14,151)	$(51,674)	$37,523	72.6%

NM - Not meaningful

Revenue from services

Revenue from services increased 6.9%, to $216.8 million for the three months ended June 30, 2020, as compared to $202.8 million for the three months ended June 30, 2019, driven by an increase in revenue from higher bill-rate COVID-19 related assignments during the quarter in Nurse and Allied Staffing, that more than offset declines in other portions of Nurse and Allied Staffing, Physician Staffing, and Search. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $14.9 million or 9.8%, to $166.0 million for the three months ended June 30, 2020, as compared to $151.2 million for the three months ended June 30, 2019, reflective of the increase in revenue and higher compensation packages for the COVID-19 related assignments. As a percentage of total revenue, direct operating expenses increased to 76.6% compared to 74.6% in the prior year period reflecting a change in the mix of business, primarily as the higher compensation of COVID-19 assignments were generally priced at lower average margins than our normal business.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 8.0%, to $42.3 million for the three months ended June 30, 2020, as compared to $45.9 million for the three months ended June 30, 2019, primarily due to reductions in headcount, lower healthcare costs, reduced travel expenses, and lower rent expense due to the closure of a significant number of offices, which were partially offset by an increase in equity compensation expense and legal fees. As a percentage of total revenue, selling, general and administrative expenses decreased to 19.5% for the three months ended June 30, 2020 as compared to 22.7% for the three months ended June 30, 2019.
Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2020 increased to $3.9 million as compared to $3.6 million for the three months ended June 30, 2019. Amortization expense increased due to accelerated amortization of trade names in our Nurse and Allied and Physician Staffing segments, associated with our rebranding initiatives. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets. As a percentage of revenue, depreciation and amortization expense was 1.8% for the three months ended June 30, 2020 and 1.7% for the three months ended June 30, 2019.

Acquisition and integration-related costs

Acquisition and integration-related costs include accretion and valuation adjustments on our contingent consideration liability related to the Mediscan acquisition and totaled $0.3 million for the three months ended June 30, 2019. There were no such costs for the three months ended June 30, 2020.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs, ongoing lease costs related to the Company's strategic reduction of its real estate footprint, and reorganization costs as part of our planned cost savings initiatives and totaled $2.3 million during the three months ended June 30, 2020. During the three months ended June 30, 2019, restructuring costs totaled $0.1 million and were primarily comprised of severance costs incurred in connection with our cost savings initiatives.

Legal settlement charges

Legal settlement charges totaled $1.6 million during the three months ended June 30, 2019 and related to the resolution of a medical malpractice lawsuit in excess of carrier limits, as well as a 2019 California wage and hour class action settlement agreement. There were no similar charges for the three months ended June 30, 2020.

Impairment charges

Non-cash impairment charges totaled $15.0 million for the three months ended June 30, 2020. These were comprised of $10.5 million of impairment of our Search business and $4.5 million related to real estate restructuring activities. As part of evolving our go-to-market strategy, in the second quarter of 2019, we eliminated certain brands across all of our segments as part of our rebranding initiatives. As a result, in the three months ended June 30, 2019, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Interest expense

Interest expense was $0.7 million for the three months ended June 30, 2020 as compared to $1.4 million for the three months ended June 30, 2019, due to lower average borrowings and a lower effective rate. The effective interest rate on our borrowings was 3.3% for the three months ended June 30, 2020 compared to 6.4% for the three months ended June 30, 2019.

Income tax (benefit) expense

Income tax benefit totaled $0.4 million for the three months ended June 30, 2020, compared to income tax expense of $34.8 million for the three months ended June 30, 2019. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax benefit for the three months ended June 30, 2020 was impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. Income tax expense for the three months ended June 30, 2019 included $35.8 million of additional valuation allowance recorded as a discrete item and was also impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. See Note 13 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2020	2019	$	%
	(Amounts in thousands)
Revenue from services	426,843	$397,928	$28,915	7.3%
Direct operating expenses	326,506	298,086	28,420	9.5%
Selling, general and administrative expenses	88,135	91,980	(3,845)	(4.2)%
Bad debt expense	1,437	915	522	57.0%
Depreciation and amortization	7,225	6,541	684	10.5%
Acquisition and integration-related costs	77	811	(734)	(90.5)%
Restructuring costs	2,894	1,277	1,617	126.6%
Legal settlement charges	—	1,600	(1,600)	(100.0)%
Impairment charges	15,011	14,502	509	3.5%
Loss from operations	(14,442)	(17,784)	3,342	18.8%
Interest expense	1,611	2,860	(1,249)	(43.7)%
Loss on early extinguishment of debt	—	414	(414)	(100.0)%
Other income, net	(36)	(158)	122	77.2%
Loss before income taxes	(16,017)	(20,900)	4,883	23.4%
Income tax (benefit) expense	(201)	31,746	(31,947)	(100.6)%
Consolidated net loss	(15,816)	(52,646)	36,830	70.0
Less: Net income attributable to noncontrolling interest in subsidiary	424	795	(371)	(46.7)%
Net loss attributable to common shareholders	$(16,240)	$(53,441)	$37,201	69.6%

Revenue from services

Revenue from services increased 7.3%, to $426.8 million for the six months ended June 30, 2020, as compared to $397.9 million for the six months ended June 30, 2019, reflecting an increase in revenue in both Nurse and Allied Staffing and Physician Staffing, partially offset by declines in Search. Revenue for the six months ended June 30, 2020 reflects growth in all three segments in the first quarter and a high volume of COVID-19 assignments in the second quarter, partially offset by the negative impacts of suspended services resulting from school closures and volume declines of non-COVID assignments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses increased $28.4 million or 9.5%, to $326.5 million for the six months ended June 30, 2020, as compared to $298.1 million for the six months ended June 30, 2019. As a percentage of total revenue, direct operating expenses increased to 76.5% compared to 74.9% in the prior year period reflecting a change in the mix of business, primarily as the higher compensation of COVID-19 assignments were generally priced at a lower average margin.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 4.2%, to $88.1 million for the six months ended June 30, 2020, as compared to $92.0 million for the six months ended June 30, 2019, primarily driven by lower expenses that impacted the quarterly results, coupled with a decrease in consulting expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 20.6% for the six months ended June 30, 2020 as compared to 23.1% for the six months ended June 30, 2019.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2020 increased to $7.2 million as compared to $6.5 million for the six months ended June 30, 2019. Amortization expense increased due to accelerated amortization of trade names in our Nurse and Allied and Physician Staffing segments, associated with our rebranding initiatives. As a percentage of revenue, depreciation and amortization expense was 1.7% for the six months ended June 30, 2020 and 1.6% for the six months ended June 30, 2019.

Acquisition and integration-related costs

Acquisition and integration-related costs include costs for prior acquisitions, costs incurred for potential transactions, and accretion and valuation adjustments on our contingent consideration liability related to the Mediscan acquisition. In the first quarter of 2020, the final earnout amount of the contingent consideration related to the Mediscan acquisition was determined, resulting in an additional accrual of $0.1 million. For the six months ended June 30, 2019, costs totaled $0.8 million, and included $0.5 million of accretion and valuation adjustments on the contingent consideration liability and $0.3 million of expenses incurred for potential transactions. See Note 7 - Debt.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs, ongoing lease costs related to the Company's strategic reduction of its real estate footprint, and reorganization costs as part of our planned cost savings initiatives and totaled $2.9 million during the six months ended June 30, 2020. During the six months ended June 30, 2019, restructuring costs totaled $1.3 million and were primarily comprised of severance costs incurred in connection with our cost savings initiatives.

Legal settlement charges

Legal settlement charges totaled $1.6 million during the six months ended June 30, 2019 and related to the resolution of a medical malpractice lawsuit in excess of carrier limits, as well as a 2019 California wage and hour class action settlement agreement. There were no similar charges for the six months ended June 30, 2020.

Impairment charges

Non-cash impairment charges totaled $15.0 million for the six months ended June 30, 2020. These were comprised of $10.5 million of impairment of our Search business and $4.5 million related to real estate restructuring activities. As part of evolving our go-to-market strategy, in the second quarter of 2019, we eliminated certain brands across all of our segments as part of our rebranding initiatives. As a result, in the six months ended June 30, 2019, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets and Note 8 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $1.6 million for the six months ended June 30, 2020 as compared to $2.9 million for the six months ended June 30, 2019, due to lower average borrowings and a lower effective rate. The effective interest rate on our borrowings was 3.8% for the six months ended June 30, 2020 compared to 6.1% for the six months ended June 30, 2019.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $0.4 million for the six months ended June 30, 2019, relating to the write-off of debt issuance costs primarily in connection with a reduction in borrowing capacity under the revolving credit facility in the first quarter of 2019, as well as optional debt prepayments of $7.5 million and $5.0 million made on our Term Loan in the first and second quarters of 2019, respectively. There were no similar charges for the six months ended June 30, 2020.

Income tax (benefit) expense

Income tax benefit totaled $0.2 million for the six months ended June 30, 2020, compared to expense of $31.7 million for the six months ended June 30, 2019. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax benefit for the six months ended June 30, 2020 was impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. Income tax expense for the six months ended June 30, 2019 included $35.8 million of additional valuation allowance recorded as a discrete item and was also impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. See Note 13 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$198,098	$180,787	$386,331	$356,424
Physician Staffing	16,872	18,028	35,053	34,187
Search	1,809	3,942	5,459	7,317
	$216,779	$202,757	$426,843	$397,928

Contribution income (loss):
Nurse and Allied Staffing	$20,638	$16,111	$34,795	$30,407
Physician Staffing	1,219	508	1,850	913
Search	(1,051)	(181)	(1,386)	(604)
	20,806	16,438	35,259	30,716

Corporate overhead	13,224	11,439	24,494	23,769
Depreciation and amortization	3,929	3,557	7,225	6,541
Acquisition and integration-related costs	—	299	77	811
Restructuring costs	2,330	137	2,894	1,277
Legal settlement charges	—	1,600	—	1,600
Impairment charges	15,011	14,502	15,011	14,502
Loss from operations	$(13,688)	$(15,096)	$(14,442)	$(17,784)

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2020	2019	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	5,801	7,016	(1,215)	(17.3)%
Average Nurse and Allied Staffing revenue per FTE per day	$375	$283	92	32.5%

Physician Staffing statistical data:
Days filled	9,195	10,754	(1,559)	(14.5)%
Revenue per day filled	$1,835	$1,676	159	9.5%

	Six Months Ended
	June 30,	June 30,		Percent
	2020	2019	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	6,473	7,016	(543)	(7.7)%
Average Nurse and Allied Staffing revenue per FTE per day	$328	$281	47	16.7%

Physician Staffing statistical data: (a)
Days filled	19,394	21,034	(1,640)	(7.8)%
Revenue per day filled	$1,807	$1,625	182	11.2%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Nurse and Allied Staffing

Revenue increased $17.3 million, or 9.6%, to $198.1 million for the three months ended June 30, 2020, compared to $180.8 million for the three months ended June 30, 2019, driven by higher bill-rate COVID-19 related assignments worked by travelers, partly offset by volume declines in other specialties. Volume for the three months ended June 30, 2020 was negatively impacted due to suspended services resulting from school closures as well as a decrease in census at our clients which resulted in lower demand for non-COVID related assignments.

Contribution income increased $4.5 million or 28.1%, to $20.6 million for the three months ended June 30, 2020, compared to $16.1 million for the three months ended June 30, 2019 driven by higher revenue of the COVID-related assignments. As a percentage of segment revenue, contribution income margin was 10.4% for the three months ended June 30, 2020, compared to 8.9% for the three months ended June 30, 2019.

The average number of FTEs on contract during the three months ended June 30, 2020 decreased 17.3% from the three months ended June 30, 2019, reflecting a decrease in most specialties partially offset by an increase in travel nurses. The average revenue per FTE per day increased 32.5%, reflecting the higher average bill rates.

Physician Staffing

Revenue decreased $1.2 million, or 6.4%, to $16.9 million for the three months ended June 30, 2020, compared to $18.0 million for the three months ended June 30, 2019, primarily due to reduced demand from our customers as a result of the nationwide reduction in elective procedures.

Contribution income increased $0.7 million, or 140.0% to $1.2 million for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019. As a percentage of segment revenue, contribution income was 7.2% for the three months ended June 30, 2020, compared to 2.8% for the three months ended June 30, 2019, driven by lower selling, general and administrative expenses.

Total days filled for the three months ended June 30, 2020 were 9,195 as compared with 10,754 in the prior year. Revenue per day filled was $1,835 as compared with $1,676 in the prior year.

Search

Revenue decreased $2.1 million, or 54.1%, to $1.8 million for the three months ended June 30, 2020, compared to $3.9 million for the three months ended June 30, 2019, due to declines in executive search, RPO, and physician search revenue as a result of the COVID-19 pandemic.

Contribution loss was $1.1 million for the three months ended June 30, 2020, compared to $0.2 million for the three months ended June 30, 2019.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $13.2 million for the three months ended June 30, 2020, from $11.4 million for the three months ended June 30, 2019, due to an increase in legal fees and higher equity compensation expense due to the acceleration of vesting of restricted stock awards related to directors who either retired or became retirement eligible. As a percentage of consolidated revenue, corporate overhead was 6.1% for the three months ended June 30, 2020 and 5.6% for the three months ended June 30, 2019.

Segment Comparison - Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Nurse and Allied Staffing

Revenue increased $29.9 million, or 8.4%, to $386.3 million for the six months ended June 30, 2020, compared to $356.4 million for the six months ended June 30, 2019, primarily driven by higher bill-rate COVID-19 related assignments worked by travelers, partly offset by volume declines in other specialties. Volume for the six months ended June 30, 2020 was negatively impacted due to suspended services resulting from school closures as well as a decrease in census at our clients which resulted in lower demand for non-COVID related assignments.

Contribution income increased $4.4 million or 14.4%, to $34.8 million for the six months ended June 30, 2020, compared to $30.4 million for the six months ended June 30, 2019. As a percentage of segment revenue, contribution income margin was 9.0% for the six months ended June 30, 2020, compared to 8.5% for the six months ended June 30, 2019.

The average number of FTEs on contract during the six months ended June 30, 2020 decreased 7.7% from the six months ended June 30, 2019, reflecting the decreased demand for non-COVID related assignments partially offset by the increase in travel nurses. The average Nurse and Allied Staffing revenue per FTE per day increased 16.7%, reflecting higher average bill rates related to increased pricing.

Physician Staffing

Revenue increased $0.9 million, or 2.5%, to $35.1 million for the six months ended June 30, 2020, compared to $34.2 million for the six months ended June 30, 2019, primarily due to higher bill rates due to mix of business, partially offset by a reduction of volume related to reduced demand as a result of the nationwide reduction in elective procedures.

Contribution income increased $0.9 million, or 102.6% to $1.9 million for the six months ended June 30, 2020, compared to $0.9 million for the six months ended June 30, 2019. As a percentage of segment revenue, contribution income was 5.3% for the six months ended June 30, 2020, compared to 2.7% for the six months ended June 30, 2019, driven by higher revenue and lower selling, general and administrative expenses.

Total days filled for the six months ended June 30, 2020 were 19,394 as compared with 21,034 in the prior year. Revenue per day filled was $1,807 as compared with $1,625 in the prior year.

Search

Revenue decreased $1.9 million, or 25.4%, to $5.5 million for the six months ended June 30, 2020, compared to $7.3 million for the six months ended June 30, 2019, due to declines in executive search and physician search revenue as a result of the COVID-19 pandemic, partially offset by an increase in RPO revenue.

Contribution loss was $1.4 million for the six months ended June 30, 2020, compared to contribution loss of $0.6 million for the six months ended June 30, 2019.

Corporate Overhead

Corporate overhead increased to $24.5 million for the six months ended June 30, 2020, from $23.8 million for the six months ended June 30, 2019, primarily due to higher equity compensation expense as a result of the acceleration of vesting of restricted stock awards related to directors who either retired or became retirement eligible, partially offset by the impact of our cost savings initiatives. As a percentage of consolidated revenue, corporate overhead was 5.7% for the six months ended June 30, 2020 and 6.0% for the six months ended June 30, 2019.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2020, we had $6.2 million in cash and cash equivalents and $49.1 million of borrowings drawn under our ABL. Working capital decreased by $22.1 million to $75.8 million as of June 30, 2020, compared to $97.9 million as of December 31, 2019. As of June 30, 2020, our days' sales outstanding, net of amounts owed to subcontractors, was 49 days representing a 9-day improvement from December 31, 2019.

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

Net cash provided by operating activities was $33.7 million in the six months ended June 30, 2020, compared to $25.1 million in the six months ended June 30, 2019, primarily due to stronger collections and the timing of disbursements.

Net cash used in investing activities was $2.5 million in the six months ended June 30, 2020, compared to $1.7 million in the six months ended June 30, 2019. Net cash used in both periods was for capital expenditures, primarily related to the project to replace our applicant tracking system for our travel nurse staffing, and for acquisition-related settlements in the six months ended June 30, 2019.
Net cash used in financing activities during the six months ended June 30, 2020 was $26.0 million, compared to $14.7 million during the six months ended June 30, 2019. During the six months ended June 30, 2020, we used cash to repay borrowing on our ABL of $21.9 million, $2.4 million to pay our note payable, $0.7 million for income taxes on share-based compensation, $0.9 million for noncontrolling shareholder payments, and $0.1 million of contingent consideration. During the six months ended June 30, 2019, we used cash to make optional principal prepayments on our term loan of $12.5 million and paid $0.6 million in debt issuance related to an amendment to our prior senior credit facility. We also used cash to pay $0.8 million for income taxes on share-based compensation, $0.7 million for noncontrolling shareholder payments, and $0.1 million of contingent consideration.

Debt

2019 ABL Credit Agreement

On June 30, 2020, we amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remain the same.

At June 30, 2020, availability under the ABL was $130.0 million and we had $49.1 million of borrowings drawn, as well as $19.6 million of letters of credit outstanding, leaving $61.3 million available for borrowing.

As of June 30, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of June 30, 2020.

Stockholders’ Equity

See Note 10 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2020, we do not have any off-balance sheet arrangements. Our commitments over the next five years did not change materially from December 31, 2019. See Note 12 - Contingencies to our condensed consolidated financial statements.
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

Recent Accounting Pronouncements

See Note 15 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on variable rates. As of June 30, 2020, we are exposed to the risk of fluctuation in interest rates relating to our ABL Credit Agreement (ABL) entered into on October 25, 2019. Our ABL charges us interest at a rate based on either LIBOR or Base Rate (as defined) plus an applicable margin.

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

A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively, excluding the impact of the interest rate swap agreement. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in approximately $0.2 million change in interest expense for the six months ended June 30, 2019. See Note 7 - Debt to our condensed consolidated financial statements.

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact its profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require it to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect its financial results. The Company believes the outcome of any outstanding loss contingencies as of June 30, 2020 will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by the Company in 2017. The subpoena appears to relate to an investigation of home healthcare services and healthcare staffing services. The Company is cooperating with the investigation.

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

10.1
Amendment No. 1 to ABL Credit Agreement, dated as of June 30, 2020, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, PNC Bank, N.A., as lender, and Wells Fargo Bank, N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's form 8-K dated June 30, 2020 and incorporated by reference herein)

*10.2 #	Form of Non-Employee Directors’ Restricted Stock Agreement under Cross Country Healthcare, Inc. 2020 Stock Incentive Plan

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by Kevin C. Clark, Co-Founder, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14 (a) by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

**32.1	Certification pursuant to 18 U.S.C. Section 1350 by Kevin C. Clark, Co-Founder, Chief Executive Officer, Director (Principal Executive Officer)

**32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, EVP & Chief Financial Officer (Principal Accounting and Financial Officer)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: August 6, 2020	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)