Form 10-Q
period 2020-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2020-11-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 37,563,384 shares of Common Stock, par value $0.0001 per share, as of October 31, 2020.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the potential impacts of the coronavirus pandemic (COVID-19) on our business, financial condition, and results of operations, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

September 30, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,446	$1,032
Accounts receivable, net of allowances of $3,752 in 2020 and $3,219 in 2019	168,769	169,528
Prepaid expenses	3,348	6,097
Insurance recovery receivable	4,883	5,011
Other current assets	1,995	1,689
Total current assets	182,441	183,357
Property and equipment, net of accumulated depreciation of $22,130 in 2020 and $23,276 in 2019	12,363	11,832
Operating lease right-of-use assets	10,526	16,964
Goodwill	90,924	101,066
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	36,322	44,957
Other non-current assets	19,362	18,298
Total assets	$357,838	$382,374

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$48,619	$45,726
Accrued compensation and benefits	39,961	31,307
Operating lease liabilities - current	4,732	4,878
Other current liabilities	3,354	3,554
Total current liabilities	96,666	85,465
Revolving credit facility	56,038	70,974
Operating lease liabilities - non-current	15,762	19,070
Non-current deferred tax liabilities	6,874	7,523
Long-term accrued claims	25,677	26,938
Contingent consideration	—	4,867
Other long-term liabilities	7,901	4,037
Total liabilities	208,918	218,874

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	309,049	305,643
Accumulated other comprehensive loss	(1,294)	(1,240)
Accumulated deficit	(159,349)	(141,775)
Total Cross Country Healthcare, Inc. stockholders' equity	148,410	162,632
Noncontrolling interest in subsidiary	510	868
Total stockholders' equity	148,920	163,500
Total liabilities and stockholders' equity	$357,838	$382,374

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue from services	$193,968	$209,200	$620,811	$607,128
Operating expenses:
Direct operating expenses	145,965	158,194	472,471	456,280
Selling, general and administrative expenses	40,804	44,407	128,939	136,387
Bad debt expense	946	588	2,383	1,503
Depreciation and amortization	3,247	2,907	10,472	9,448
Acquisition and integration-related costs	—	(426)	77	385
Restructuring costs	2,316	1,607	5,210	2,884
Legal settlement charges	—	—	—	1,600
Impairment charges	1,071	1,804	16,082	16,306
Total operating expenses	194,349	209,081	635,634	624,793
(Loss) income from operations	(381)	119	(14,823)	(17,665)
Other expenses (income):
Interest expense	608	1,398	2,219	4,258
Loss on derivative	—	1,284	—	1,284
Loss on early extinguishment of debt	—	94	—	508
Other income, net	(10)	(54)	(46)	(212)
Loss before income taxes	(979)	(2,603)	(16,996)	(23,503)
Income tax expense (benefit)	169	94	(32)	31,840
Consolidated net loss	(1,148)	(2,697)	(16,964)	(55,343)
Less: Net income attributable to noncontrolling interest in subsidiary	186	431	610	1,226
Net loss attributable to common shareholders	$(1,334)	$(3,128)	$(17,574)	$(56,569)

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.04)	$(0.09)	$(0.49)	$(1.58)

Weighted average common shares outstanding:
Basic and Diluted	36,176	35,865	36,058	35,797

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Consolidated net loss	$(1,148)	$(2,697)	$(16,964)	$(55,343)

Other comprehensive income (loss), before income tax:
Unrealized foreign currency translation gain (loss)	33	(29)	(54)	44
Unrealized loss on interest rate contracts	—	(104)	—	(1,078)
Reclassification adjustment to statement of operations	—	1,284	—	1,312
	33	1,151	(54)	278
Taxes on other comprehensive income (loss):
Income tax effect related to unrealized foreign currency translation gain	—	7	—	25
Income tax effect related to unrealized loss on interest rate contracts	—	(325)	—	(571)
Income tax effect related to reclassification adjustment to statement of operations	—	86	—	93
Valuation allowance adjustment	—	292	—	513
	—	60	—	60
Other comprehensive income (loss), net of tax	33	1,091	(54)	218

Comprehensive loss	(1,115)	(1,606)	(17,018)	(55,125)
Less: Net income attributable to noncontrolling interest in subsidiary	186	431	610	1,226
Comprehensive loss attributable to common shareholders	$(1,301)	$(2,037)	$(17,628)	$(56,351)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2020 and 2019
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2020	36,175	$4	$307,985	$(1,327)	$(158,015)	$427	$149,074
Vesting of restricted stock	2	—	—	—	—	—	—
Equity compensation	—	—	1,064	—	—	—	1,064
Foreign currency translation adjustment, net of taxes	—	—	—	33	—	—	33
Distribution to noncontrolling shareholder	—	—	—	—	—	(103)	(103)
Net (loss) income	—	—	—	—	(1,334)	186	(1,148)
Balances at September 30, 2020	36,177	$4	$309,049	$(1,294)	$(159,349)	$510	$148,920

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2019	35,860	$4	$303,795	$(2,335)	$(137,503)	$727	$164,688
Exercise of share options	2	—	—	—	—	—	—
Vesting of restricted stock	5	—	(13)	—	—	—	(13)
Equity compensation	—	—	982	—	—	—	982
Foreign currency translation adjustment, net of taxes	—	—	—	(29)	—	—	(29)
Net change in hedging transaction, net of taxes	—	—	—	1,120	—	—	1,120
Distribution to noncontrolling shareholder	—	—	—	—	—	(404)	(404)
Net (loss) income	—	—	—	—	(3,128)	431	(2,697)
Balances at September 30, 2019	35,867	$4	$304,764	$(1,244)	$(140,631)	$754	$163,647

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2020 and 2019
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500
Vesting of restricted stock	306	—	(657)	—	—	—	(657)
Equity compensation	—	—	4,063	—	—	—	4,063
Foreign currency translation adjustment, net of taxes	—	—	—	(54)	—	—	(54)
Distribution to noncontrolling shareholder	—	—	—	—	—	(968)	(968)
Net (loss) income	—	—	—	—	(17,574)	610	(16,964)
Balances at September 30, 2020	36,177	$4	$309,049	$(1,294)	$(159,349)	$510	$148,920

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198
Exercise of share options	10	—	—	—	—	—	—
Vesting of restricted stock	231	—	(801)	—	—	—	(801)
Equity compensation	—	—	2,517	—	—	—	2,517
Foreign currency translation adjustment, net of taxes	—	—	—	43	—	—	43
Net change in hedging transaction, net of taxes	—	—	—	175	—	—	175
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,142)	(1,142)
Net (loss) income	—	—	—	—	(56,569)	1,226	(55,343)
Balances at September 30, 2019	35,867	$4	$304,764	$(1,244)	$(140,631)	$754	$163,647

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Consolidated net loss	$(16,964)	$(55,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,472	9,448
Provision for allowances	3,355	2,554
Deferred income tax (benefit) expense	(650)	31,456
Non-cash lease expense	2,932	3,799
Impairment charges	16,082	16,306
Equity compensation	4,063	2,517
Other non-cash costs	460	962
Changes in operating assets and liabilities:
Accounts receivable	(2,597)	(6,766)
Prepaid expenses and other assets	291	1,483
Accounts payable and accrued expenses	10,388	7,797
Operating lease liabilities	(4,394)	(4,355)
Other	1,837	1,035
Net cash provided by operating activities	25,275	10,893

Cash flows from investing activities
Purchases of property and equipment	(3,659)	(2,042)
Net cash used in investing activities	(3,659)	(2,042)

Cash flows from financing activities
Principal payments on term loan	—	(12,500)
Borrowings under revolving credit facility	310,965	—
Repayments on revolving credit facility	(325,900)	—
Principal payments on note payable	(2,426)	—
Cash payments to noncontrolling shareholder	(968)	(1,142)
Other	(854)	(1,771)
Net cash used in financing activities	(19,183)	(15,413)

Effect of exchange rate changes on cash	(19)	1
Change in cash and cash equivalents	2,414	(6,561)
Cash and cash equivalents at beginning of period	1,032	16,019
Cash and cash equivalents at end of period	$3,446	$9,458

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company). The condensed consolidated financial statements include all assets, liabilities, revenue, and expenses of Cross Country Talent Acquisition Group, LLC, which is controlled by the Company but not wholly-owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These adjustments consisted of all normal recurring items.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the SEC. The December 31, 2019 condensed consolidated balance sheet included herein was derived from the December 31, 2019 audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed consolidated statements of operations and statements of cash flows, and as presented in Note 11 - Segment Data.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the current global outbreak of COVID-19 using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (1) the valuation of accounts receivable; (2) goodwill, trade names, and other intangible assets; (3) other long-lived assets; (4) share-based compensation; (5) accruals for health, workers’ compensation, and professional liability claims; (6) valuation of deferred tax assets; (7) legal contingencies; (8) income taxes; and (9) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates, including management's expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

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

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2020	$386	$1,223
Charged to restructuring costs (a)	212	20
Payments	(292)	(76)
Balance at March 31, 2020	306	1,167
Charged to restructuring costs (a)	1,565	535
Payments	(1,096)	(170)
Balance at June 30, 2020	775	1,532
Charged to restructuring costs (a)	353	1,571
Payments	(668)	(256)
Balance at September 30, 2020	$460	$2,847
________________

(a) Aside from what is presented in the table above, restructuring costs in the condensed consolidated statements of operations for the nine months ended September 30, 2020 include: (i) $0.7 million of ongoing lease costs related to the Company's strategic reduction in its real estate footprint which are included as operating lease liabilities - current and non-current in our condensed consolidated balance sheets, (ii) $0.2 million of legal entity reorganization costs, and (iii) $0.1 million of other costs.
The three months ended September 30, 2020 include $0.4 million of ongoing lease costs related to the Company's strategic reduction in its real estate footprint.

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

	Three Months ended September 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$169,264	$15,753	$—	$185,017
Other Services	5,980	699	2,272	8,951
Total	$175,244	$16,452	$2,272	$193,968

	Three Months ended September 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$181,640	$19,236	$—	$200,876
Other Services	3,334	1,171	3,819	8,324
Total	$184,974	$20,407	$3,819	$209,200

	Nine Months ended September 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$547,543	$48,994	$—	$596,537
Other Services	14,032	2,511	7,731	24,274
Total	$561,575	$51,505	$7,731	$620,811

	Nine Months ended September 30, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$532,036	$51,217	$—	$583,253
Other Services	9,362	3,377	11,136	23,875
Total	$541,398	$54,594	$11,136	$607,128
Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from our customers which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company's employees', subcontracted employees', and independent contractors’ time worked but not yet billed at September 30, 2020 and December 31, 2019 totaled $57.3 million and $46.1 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1, 2020	$2,406
Bad Debt Expense	539
Write-Offs, net of Recoveries	(349)
Balance at March 31, 2020	2,596
Bad Debt Expense	898
Write-Offs, net of Recoveries	(532)
Balance at June 30, 2020	2,962
Bad Debt Expense	946
Write-Offs, net of Recoveries	(800)
Balance at September 30, 2020	$3,108

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of September 30, 2020 and December 31, 2019 was $0.6 million and $0.8 million, respectively.

4.    COMPREHENSIVE LOSS

Total comprehensive loss includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes and valuation allowance. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.3 million at September 30, 2020 and December 31, 2019.

The income tax impact related to components of other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 is reflected on the condensed consolidated statements of comprehensive loss.

5.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(amounts in thousands, except per share data)
Numerator:
Net loss attributable to common shareholders - Basic and Diluted	$(1,334)	$(3,128)	$(17,574)	$(56,569)

Denominator:
Weighted average common shares - Basic	36,176	35,865	36,058	35,797
Effect of diluted shares:
Share-based awards (a)	—	—	—	—
Weighted average common shares - Diluted	36,176	35,865	36,058	35,797

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.04)	$(0.09)	$(0.49)	$(1.58)
________________

(a) Due to the net loss for the three and nine months ended September 30, 2020 and 2019, 227,821, 252,810, 317,905, and 177,449 shares, respectively, were excluded from diluted weighted average shares. For the three and nine months ended September 30, 2020 and 2019, no tax benefits were assumed for the potentially dilutive shares due to the Company's net operating loss position.

6.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$14,559	$15,971	$30,530	$12,269	$18,261
Customer relationships	33,538	13,295	20,243	49,758	26,596	23,162
Non-compete agreements	304	196	108	320	161	159
Trade names	—	—	—	4,500	1,125	3,375
Other intangible assets, net	$64,372	$28,050	$36,322	$85,108	$40,151	$44,957
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

In the third quarter of 2020, fully amortized intangible assets of $15.0 million related to customer relationships and $4.5 million related to trade names, along with the related accumulated amortization, were removed from the table above. As of September 30, 2020, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2020	$1,491
2021	5,963
2022	5,933
2023	5,875
2024	5,238
Thereafter	11,822
$36,322

The changes in the carrying amount of goodwill by segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Search	Total
	(amounts in thousands)
Balances as of December 31, 2019
Aggregate goodwill acquired	$346,130	$43,405	$21,750	$411,285
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(40,598)	—	(300,330)
Goodwill, net of impairment loss	86,398	2,807	11,861	101,066

Changes to aggregate goodwill in 2020
Impairment charges	—	—	(10,142)	(10,142)
Reclassification of API goodwill	24	—	(24)	—

Balances as of September 30, 2020
Aggregate goodwill acquired	346,130	43,405	21,750	411,285
Sale of business	—	—	(9,889)	(9,889)
Accumulated impairment loss	(259,732)	(40,598)	(10,142)	(310,472)
Reclassification of API goodwill	24	—	(24)	—
Goodwill, net of impairment loss	$86,422	$2,807	$1,695	$90,924

Goodwill, Trade Names, and Other Intangible Assets Impairment

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

As of September 30, 2020, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value.

During the second quarter of 2020, due to the increased negative impact and continuing uncertainty of the COVID-19 pandemic on the business, all reporting units were quantitatively tested. For the Nurse and Allied Staffing and Physician Staffing reporting units, no impairment was identified as the fair value was substantially in excess of the carrying amount of goodwill.

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

Impairment charges on the condensed consolidated statements of operations include impairment of $10.7 million related to goodwill and other intangible assets and $5.4 million related to right-of-use assets and related property and equipment, and totaled $16.1 million for the nine months ended September 30, 2020.

Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID-19, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of September 30, 2020 will prove to be accurate predictions of future performance.

As part of evolving its go-to-market strategy, in the second quarter of 2019, the Company began eliminating certain brands across all of its segments. The Company’s rebranding efforts resulted in a $14.5 million write-off of indefinite-lived trade names related to its Nurse and Allied Staffing business segment, which is presented within impairment charges on the condensed consolidated statements of operations for the nine months ended September 30, 2019.

Intangible Asset Amortization

In connection with its rebranding efforts, the Company made a decision at the end of 2019 to phase out a trade name by the end of 2020, which as of December 31, 2019 would have been recognized over a weighted average life of 7.5 years. In connection with this decision, the Company expected accelerated amortization related to the trade name of $2.9 million throughout 2020. In the second quarter of 2020, the Company further accelerated its rebranding plan and shortened the estimated remaining life of the trade name. Total accelerated amortization resulting from the changes in the estimated remaining life of the trade name were $0.9 million, or $0.03 per share, and $3.1 million, or $0.09 per share, for the three and nine months ended September 30, 2020, respectively.

7.    DEBT

2019 ABL Credit Agreement
Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 (described below) and entered into an ABL Credit Agreement (Loan Agreement). The Loan Agreement provided for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
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
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability, and reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. Additionally, the facility contains a provision to increase the aggregate committed size of the facility to $150.0 million. At September 30, 2020, availability under the ABL was $110.2 million and the Company had $56.0 million of borrowings drawn, as well as $19.5 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $34.7 million available for borrowing. The balances drawn are presented as revolving credit facility on the condensed consolidated balance sheets and as of September 30, 2020 and December 31, 2019 had a weighted average interest rate of 2.70% and 4.23%, respectively.
As of September 30, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of September 30, 2020. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.
Prior Senior Credit Facility
The Company had a prior senior credit facility that included a revolver and term loan. The term loan was payable in quarterly installments and the Company had the right at any time to prepay borrowings in whole or in part, without premium or penalty. During the nine months ended September 30, 2019, the Company made optional prepayments on the term loan of $12.5 million.
Also, in both the first and third quarter of 2019, the Company amended its prior senior credit facility to reduce the commitment under the revolving credit facility, among other changes. Each of the amendments were treated as modifications and the fees of $0.7 million paid to its lenders were classified as debt issuance costs.
As a result of the reduction in borrowing capacity under the revolving credit facility, as well as the reduction in the term loan due to the prepayments in the nine months ended September 30, 2019, $0.5 million of debt issuance costs were written off. The amount of the write-off is reflected as loss on early extinguishment of debt on the condensed consolidated statements of operations.
In the third quarter of 2019, in contemplation of entering into the Loan Agreement, the Company terminated its interest rate swap agreement associated with its prior senior credit facility by making a cash payment of $1.3 million. As the interest payments related to the swap were no longer expected to occur, the unrealized amount of loss that had accumulated in other comprehensive loss was recognized, resulting in a $1.3 million loss on derivative in the third quarter of 2019.
Note Payable
On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively, Mediscan). In connection with the Mediscan acquisition, the Company assumed contingent purchase price liabilities for a previously acquired business that were payable annually based on certain performance criteria for the years 2016 through 2019, and a second performance criteria related to 2019 payable in three equal installments. Pursuant to the asset purchase agreement, once the earnout amount related to the second performance criteria for 2019 was determined, a note payable documenting the remaining principal and interest was specified as part of the settlement. In the first quarter of 2020, the total earnout amount related to both 2019 performance criterion of $7.4 million was determined, and $0.1 million was paid by the Company. Pursuant to the note payable, the first installment of $2.4 million was paid in the second quarter of 2020, the second installment of $2.4 million is payable on January 31, 2021, and the third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. As of September 30, 2020, the current portion of the note payable in the amount of $2.4 million is included in other current liabilities and the long-term portion of $2.5 million is included in other long-term liabilities on the condensed consolidated balance sheets.

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

During the nine months ended September 30, 2020, in connection with the continuing developments from COVID-19, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $4.4 million. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. The Company wrote off a total of $1.0 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 measurement.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	September 30, 2020	December 31, 2019
	(amounts in thousands)
Operating lease right-of-use assets	$10,526	$16,964
Operating lease liabilities - current	$4,732	$4,878
Operating lease liabilities - non-current	$15,762	$19,070

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term	4.2 years	4.7 years
Weighted average discount rate	6.28%	6.26%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of September 30, 2020:

Years Ending December 31:	(amounts in thousands)
2020	$992
2021	6,246
2022	5,334
2023	4,858
2024	3,487
Thereafter	2,553
Total minimum lease payments	23,470
Less: amount of lease payments representing interest	(2,976)
Present value of future minimum lease payments	20,494
Less: current lease obligations	(4,732)
Non-current lease obligations	$15,762

Other Information

The table below provides information regarding supplemental cash flows:

	Nine Months Ended
	September 30,
	2020	2019
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,404	$5,619
Right-of-use assets acquired under operating lease	$915	$872

The components of lease expense are as follows:

	Three Months Ended
	September 30,
	2020	2019
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,006	$1,646
Short-term lease expense	$1,077	$2,124
Variable and other lease costs	$444	$598

	Nine Months Ended
	September 30,
	2020	2019
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$3,946	$5,038
Short-term lease expense	$4,373	$6,232
Variable and other lease costs	$1,490	$1,975

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of September 30, 2020, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	September 30, 2020	December 31, 2019
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$990	$830
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,249	$2,216
(Level 3)
Contingent consideration liabilities	$—	$7,300

The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy are as follows:

	Contingent Consideration
	Liabilities
	2020	2019
	(amounts in thousands)
Balance at beginning of period	$7,300	$7,689
Payments	(100)	(100)
Accretion expense	—	247
Valuation adjustment	77	—
Reclassification to other current and long-term liabilities	(7,277)	—
Balance at March 31	—	7,836
Accretion expense	—	253
Balance at June 30	—	8,089
Payments	—	(179)
Valuation adjustment	—	(426)
Balance at September 30	$—	$7,484

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

During 2020, the Company recorded a customer list impairment charge related to the Nurse and Allied Staffing reporting unit. The nine months ended September 30, 2020 included impairment charges to goodwill and other intangible assets related to the Search reporting unit and impairment to right-of-use assets along with related property and equipment in connection with leases that were vacated during the year. Accordingly, as of September 30, 2020, these assets were recorded at fair value using Level 3 inputs. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets and Note 8 - Leases for more information about these fair value measurements.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Note Payable	$4,851	$4,851	$—	$—
Senior Secured Asset-Based Loan	$56,038	$56,038	$70,974	$70,974

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 3 - Customer Contracts. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

10.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of its Common Stock. As of September 30, 2020, the Company had 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Loan Agreement.

Share-Based Payments

On May 19, 2020, the Company's shareholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan, and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan for the nine months ended September 30, 2020:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2020	996,794	$8.54	364,557	$9.66
Granted	829,023	$6.65	286,415	$6.74
Vested	(404,478)	$8.81	—	$—
Forfeited	(35,234)	$7.81	(70,113)	$13.67
Unvested restricted stock awards, September 30, 2020	1,386,105	$7.05	580,859	$7.74

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

During the three and nine months ended September 30, 2020, $1.1 million and $4.1 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 2,576 and 306,550 shares, respectively, of Common Stock were issued upon the vesting of restricted stock.

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

11.    SEGMENT DATA

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Search. The Company manages and segments its business based on the services it offers to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, managed services programs (MSP) services, education healthcare services, and outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, retailers, and many other healthcare providers throughout the United States.

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

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$175,244	$184,974	$561,575	$541,398
Physician Staffing	16,452	20,407	51,505	54,594
Search	2,272	3,819	7,731	11,136
	$193,968	$209,200	$620,811	$607,128

Contribution income (loss):
Nurse and Allied Staffing	$18,233	$16,097	$53,028	$46,504
Physician Staffing	827	811	2,677	1,724
Search	(308)	78	(1,694)	(526)
	18,752	16,986	54,011	47,702

Corporate overhead (a)	12,499	10,975	36,993	34,744
Depreciation and amortization	3,247	2,907	10,472	9,448
Acquisition and integration-related costs	—	(426)	77	385
Restructuring costs	2,316	1,607	5,210	2,884
Legal settlement charges	—	—	—	1,600
Impairment charges	1,071	1,804	16,082	16,306
(Loss) income from operations	$(381)	$119	$(14,823)	$(17,665)
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

12.    CONTINGENCIES

Legal Proceedings and Other Reserves

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. For these matters, the Company has established a liability of $1.2 million as of September 30, 2020. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena relates to an investigation of healthcare staffing services. The Company has communicated with authorities, provided requested documents, and continues to cooperate with the investigation. The Company believes the outcome of any outstanding loss contingencies as of September 30, 2020 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities as of September 30, 2020 and December 31, 2019, in its condensed consolidated balance sheets.

13.    INCOME TAXES

For the three and nine months ended September 30, 2020 and 2019, the Company calculated its effective tax rate based on year-to-date results, pursuant to the Income Taxes Topic of the FASB ASC. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was negative 17.2% and 0.2%, respectively, including the impact of discrete items. Excluding discrete items, the Company's effective tax rate for the three and nine months ended September 30, 2020 was negative 18.6% and negative 3.2%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was negative 3.6% and negative 135.5%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2019 was negative 7.0% and 2.6%, respectively.
As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three months ended September 30, 2020 and 2019 was primarily impacted by international and state taxes. Income tax expense for the nine months ended September 30, 2020 and 2019 was further impacted by the impairment of indefinite-lived intangibles. Lastly, income tax expense for the nine months ended September 30, 2019 was impacted by the additional valuation allowance recorded in the second quarter of 2019.

In the second quarter of 2019, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the Company's existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of this evaluation, an additional valuation allowance of $36.0 million was recorded, of which $35.8 million was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income, to reduce the portion of the deferred tax asset that was not more likely than not to be realized.

The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act, was signed into law on March 27, 2020. Among other things, the CARES Act provided for an immediate refund of Alternative Minimum Tax credits as compared to the 2017 Tax Act’s scheduled refunds through 2021. Accordingly, an additional $0.3 million is presented as a current income tax receivable within other current assets in the condensed consolidated balance sheets as of September 30, 2020.

The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. As of September 30, 2020 and December 31, 2019, the Company had a valuation allowance of $39.5 million and $37.3 million, respectively. The valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized.

As of September 30, 2020, the Company had approximately $0.9 million of unrecognized tax benefits included in other long-term liabilities, $6.8 million, net of deferred taxes, which would affect the effective tax rate if recognized. During the three months ended September 30, 2020, the Company increased its unrecognized tax benefits by $0.2 million. For the nine months ended September 30, 2020, the Company had a gross increase of $0.9 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years 2012 through 2019 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

14.    RELATED PARTY TRANSACTIONS

The Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $3.6 million and $11.3 million for the three and nine months ended September 30, 2020, respectively, and $6.3 million and $18.2 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had a receivable balance of $1.6 million and $1.7 million, respectively, and a payable balance of $0.2 million and $0.5 million, respectively. In October 2020, the Company was informed that the sole professional staffing services agreement held by its joint venture Cross Country Talent Acquisition Group, LLC will be terminated as of December 31, 2020. Accordingly, the Company currently anticipates that Cross Country Talent Acquisition Group, LLC will be dissolved, and that the Company will enter into a direct staffing agreement with the hospital system. See Note 16 - Subsequent Events.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder and Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. The terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and nine months ended September 30, 2020, the Company incurred less than $0.1 million and $0.1 million, respectively, and incurred less than $0.1 million for both the three and nine months ended September 30, 2019, in expenses related to these fees. At September 30, 2020, the Company had a payable balance of less than $0.1 million.

In the first quarter of 2020, the Company entered into a note payable related to contingent consideration assumed as part of a prior period acquisition. The payees of the note are controlled by an employee of the sellers who remained with the Company. The note payable has a balance of $4.9 million at September 30, 2020. See Note 7 - Debt.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or transactions. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of September 30, 2020, the Company is not impacted by this guidance; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and should be applied either on a prospective, retrospective, or modified retrospective basis depending on the amendment. Early adoption of the amendments is permitted. The Company expects to adopt this standard in its first quarter of 2021 with no material impact on its consolidated financial statements.

16.     SUBSEQUENT EVENTS

See Note 14 - Related Party Transactions for further discussion of the termination of the sole professional staffing services agreement between Cross Country Talent Acquisition Group, LLC and a hospital system.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, the MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2019, our financial statements and the accompanying notes to our financial statements, as well as the Item 1A. Risk Factors contained herein.

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

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 90% of our total revenue in the third quarter of 2020. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also staff healthcare personnel and substitute teachers in public and charter schools. We provide flexible workforce solutions to our healthcare clients through diversified offerings designed to meet their unique needs, including MSP, optimal workforce solutions (OWS), EMR, IRP and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 9% of our total revenue in the third quarter of 2020. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

●    Search – Search represented approximately 1% of our total revenue in the third quarter of 2020. Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as RPO.

Summary of Operations

For the quarter ended September 30, 2020, revenue from services decreased 7% year-over-year to $194.0 million, due to volume declines across all businesses due to COVID-19, resulting in an 8% decrease in direct operating expenses. Selling, general and administrative expenses also decreased $3.6 million or 8% year-over-year driven by reductions in headcount and the closure of offices as part of our cost savings program. Net loss attributable to common shareholders in the third quarter of 2020 was $1.3 million as compared to a net loss of $3.1 million in the prior year. Profitability in the current quarter was impacted by $2.3 million of restructuring costs, and $1.1 million of non-cash impairment charges. Profitability in the third quarter of 2019 was impacted by $1.6 million of restructuring costs, $1.8 million of non-cash impairment charges, and $1.3 million loss on derivative.

For the nine months ended September 30, 2020, we generated cash flow from operating activities of $25.3 million and repaid a net of $14.9 million on our senior-secured asset-based credit facility (ABL). As of September 30, 2020, we had $3.4 million of cash and cash equivalents, and availability under the ABL of $110.2 million, with $56.0 million of borrowings drawn under our ABL, and $19.5 million of undrawn letters of credit outstanding, leaving $34.7 million available for borrowing.

COVID-19 Response

Following the initial surge from COVID-19 in early March and the early part of the second quarter of 2020, orders declined and bottomed out by the end of May. Towards the end of the second quarter, demand continued to climb throughout the month of June, reaching a peak again in late July. In comparison to the initial surge where orders were concentrated in select metropolitan cities on the east coast, California, the Pacific Northwest, and Midwest, the second and third waves experienced during most of the third quarter and continuing into the fourth quarter were located in states not previously impacted as severely by the pandemic. While not as material as incremental revenue generated during the second quarter, the incremental revenue generated during the third quarter more than offset other COVID-19 related declines across much of our business. From a demand perspective, we have seen an unprecedented level of volatility in the second and third quarters of 2020, with orders first rising as the pandemic unfolded, and then falling sharply as hospitals nationwide experienced lower census and mandatory deferrals of elective procedures, then rising again as the second and third waves of the pandemic hit.

As hospitals look to contingent labor to help support their staffing needs in this highly volatile environment, they are doing so with an increased focus on cost containment. As a result, we have seen a shorter length of assignments for certain COVID-19 related orders than our typical pre-COVID-19 length of approximately thirteen weeks. In addition, while bill rates reached a peak during the second quarter as the market demanded premium pay, they began to decline during the latter part of the second quarter and into the third quarter. Overall bill rates, on average, were lower in the third quarter compared to the second quarter as the emergent acuity of the pandemic began to soften, while remaining above our normal pre-COVID-19 average levels.

We ended the quarter with cash of $3.4 million and $34.7 million available for borrowing. We do not expect the future impacts of COVID-19 to have a significant impact on our ability to generate operating cash flows, to borrow available funds under our ABL, or to maintain compliance with our financial covenants under our revolving credit facility.

The pandemic has provided us an opportunity to accelerate plans of integrating and optimizing our operations, driven by the closure of a significant number of offices and reductions in headcount. These cost reductions have been enabled by our demonstrated ability to work remotely. Additionally, during the quarter, we implemented our new applicant tracking system for our travel nurse business, which we believe will create further operational efficiencies, enhanced productivity, and a world-class candidate experience.

Refer to Item 1A. Risk Factors for further discussion about potential additional risks and uncertainties.

See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of contract personnel on a full-time equivalent basis (FTE)s, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	75.2	75.6	76.1	75.1
Selling, general and administrative expenses	21.0	21.2	20.8	22.5
Bad debt expense	0.5	0.3	0.4	0.2
Depreciation and amortization	1.7	1.4	1.7	1.6
Acquisition and integration-related costs	—	(0.2)	—	—
Restructuring costs	1.2	0.8	0.8	0.5
Legal settlement charges	—	—	—	0.3
Impairment charges	0.6	0.8	2.6	2.7
(Loss) income from operations	(0.2)	0.1	(2.4)	(2.9)
Interest expense	0.3	0.7	0.3	0.7
Loss on derivative	—	0.6	—	0.2
Loss on early extinguishment of debt	—	0.1	—	0.1
Loss before income taxes	(0.5)	(1.3)	(2.7)	(3.9)
Income tax expense (benefit)	0.1	—	—	5.2
Consolidated net loss	(0.6)	(1.3)	(2.7)	(9.1)
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.2	0.1	0.2
Net loss attributable to common shareholders	(0.7)%	(1.5)%	(2.8)%	(9.3)%

Comparison of Results for the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2020	2019	$	%
	(Amounts in thousands)
Revenue from services	$193,968	$209,200	$(15,232)	(7.3)%
Direct operating expenses	145,965	158,194	(12,229)	(7.7)%
Selling, general and administrative expenses	40,804	44,407	(3,603)	(8.1)%
Bad debt expense	946	588	358	60.9%
Depreciation and amortization	3,247	2,907	340	11.7%
Acquisition and integration-related costs	—	(426)	426	100.0%
Restructuring costs	2,316	1,607	709	44.1%
Impairment charges	1,071	1,804	(733)	(40.6)%
(Loss) income from operations	(381)	119	(500)	(420.2)%
Interest expense	608	1,398	(790)	(56.5)%
Loss on derivative	—	1,284	(1,284)	(100.0)%
Loss on early extinguishment of debt	—	94	(94)	(100.0)%
Other income, net	(10)	(54)	44	81.5%
Loss before income taxes	(979)	(2,603)	1,624	62.4%
Income tax expense	169	94	75	79.8%
Consolidated net loss	(1,148)	(2,697)	1,549	57.4
Less: Net income attributable to noncontrolling interest in subsidiary	186	431	(245)	(56.8)%
Net loss attributable to common shareholders	$(1,334)	$(3,128)	$1,794	57.4%

Revenue from services

Revenue from services decreased 7.3% to $194.0 million for the three months ended September 30, 2020, as compared to $209.2 million for the three months ended September 30, 2019, primarily due to volume declines across all of our lines of business. Bill rates for COVID-19 assignments trended downward in the third quarter, but remained higher than pre-COVID-19 rates, and were up as compared to the prior year. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $12.2 million, or 7.7%, to $146.0 million for the three months ended September 30, 2020, as compared to $158.2 million for the three months ended September 30, 2019 as a result of revenue declines. As a percentage of total revenue, direct operating expenses decreased to 75.2% compared to 75.6% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 8.1% to $40.8 million for the three months ended September 30, 2020, as compared to $44.4 million for the three months ended September 30, 2019, primarily due to reductions in headcount, lower healthcare costs, and lower rent expense due to the closure of a significant number of offices, enabled by our ability to work remotely. These reductions were partially offset by increases in IT expenses and legal fees, as well as additional compensation expense related to the short-term incentive plan. As a percentage of total revenue, selling, general and administrative expenses decreased to 21.0% for the three months ended September 30, 2020 as compared to 21.2% for the three months ended September 30, 2019.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended September 30, 2020 increased to $3.2 million as compared to $2.9 million for the three months ended September 30, 2019. Amortization expense increased due to accelerated amortization of trade names in our Nurse and Allied and Physician Staffing segments, associated with our rebranding initiatives. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets. As a percentage of revenue, depreciation and amortization expense was 1.7% for the three months ended September 30, 2020 and 1.4% for the three months ended September 30, 2019.

Acquisition and integration-related costs

Acquisition and integration-related costs include accretion and valuation adjustments on our contingent consideration liability related to the Mediscan acquisition and was a benefit of $0.4 million for the three months ended September 30, 2019. There were no such costs for the three months ended September 30, 2020.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs, ongoing lease costs related to the Company's strategic reduction of its real estate footprint, and reorganization costs as part of our planned cost savings initiatives and totaled $2.3 million during the three months ended September 30, 2020. During the three months ended September 30, 2019, restructuring costs totaled $1.6 million and were primarily comprised of employee termination costs and lease-related exit costs.

Impairment charges

Non-cash impairment charges totaled $1.1 million for the three months ended September 30, 2020. These were comprised of $0.2 million of customer list impairment of our Nurse and Allied business and $0.9 million related to real estate restructuring activities. During the three months ended September 30, 2019, in connection with our restructuring activities we ceased using leased space which resulted in impairment charges related to our right-of-use assets of $1.2 million and $0.6 million of impairment related to property and equipment. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements.

Interest expense

Interest expense was $0.6 million for the three months ended September 30, 2020 as compared to $1.4 million for the three months ended September 30, 2019, due to lower average borrowings and a lower effective rate. The effective interest rate on our borrowings was 3.3% for the three months ended September 30, 2020 compared to 6.4% for the three months ended September 30, 2019.

Loss on derivative

Loss on derivative was $1.3 million for the three months ended September 30, 2019, which was paid to terminate an interest rate hedge related to our term loan that was subsequently refinanced in October 2019. There were no similar charges for the three months ended September 30, 2020.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.1 million for the three months ended September 30, 2019 related to write-offs of debt issuance costs resulting from a reduction in borrowing capacity on our revolving credit facility. There were no similar charges for the three months ended September 30, 2020.

Income tax expense

Income tax expense totaled $0.2 million for the three months ended September 30, 2020, compared to $0.1 million for the three months ended September 30, 2019. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three months ended September 30, 2020 and 2019 was primarily impacted by international and state taxes. See Note 13 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2020	2019	$	%
	(Amounts in thousands)
Revenue from services	$620,811	$607,128	$13,683	2.3%
Direct operating expenses	472,471	456,280	16,191	3.5%
Selling, general and administrative expenses	128,939	136,387	(7,448)	(5.5)%
Bad debt expense	2,383	1,503	880	58.5%
Depreciation and amortization	10,472	9,448	1,024	10.8%
Acquisition and integration-related costs	77	385	(308)	(80.0)%
Restructuring costs	5,210	2,884	2,326	80.7%
Legal settlement charges	—	1,600	(1,600)	(100.0)%
Impairment charges	16,082	16,306	(224)	(1.4)%
Loss from operations	(14,823)	(17,665)	2,842	16.1%
Interest expense	2,219	4,258	(2,039)	(47.9)%
Loss on derivative	—	1,284	(1,284)	(100.0)%
Loss on early extinguishment of debt	—	508	(508)	(100.0)%
Other income, net	(46)	(212)	166	78.3%
Loss before income taxes	(16,996)	(23,503)	6,507	27.7%
Income tax (benefit) expense	(32)	31,840	(31,872)	(100.1)%
Consolidated net loss	(16,964)	(55,343)	38,379	69.3
Less: Net income attributable to noncontrolling interest in subsidiary	610	1,226	(616)	(50.2)%
Net loss attributable to common shareholders	$(17,574)	$(56,569)	$38,995	68.9%

Revenue from services

Revenue from services increased 2.3% to $620.8 million for the nine months ended September 30, 2020, as compared to $607.1 million for the nine months ended September 30, 2019, reflecting an increase in revenue in Nurse and Allied Staffing, partially offset by declines in Physician Staffing and Search. Revenue for the nine months ended September 30, 2020 reflects growth in all three segments in the first quarter and a high volume of COVID-19 assignments in Nurse and Allied Staffing in the second and third quarters, with volume declines in the third quarter in Physician Staffing and Search. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses increased $16.2 million, or 3.5%, to $472.5 million for the nine months ended September 30, 2020, as compared to $456.3 million for the nine months ended September 30, 2019. As a percentage of total revenue, direct operating expenses increased to 76.1% compared to 75.1% in the prior year period reflecting a change in the mix of business, primarily as the higher compensation of COVID-19 assignments were generally priced at a lower average margin.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 5.5% to $128.9 million for the nine months ended September 30, 2020, as compared to $136.4 million for the nine months ended September 30, 2019, primarily driven by reductions in headcount, lower healthcare costs, and lower rent expense due to the closure of a significant number of offices, enabled by our ability to work remotely, coupled with lower consulting expenses. These reductions were partially offset by increases in equity compensation expense, IT expenses, and legal fees, as well as additional compensation expense related to the short-term incentive plan. As a percentage of total revenue, selling, general and administrative expenses decreased to 20.8% for the nine months ended September 30, 2020 as compared to 22.5% for the nine months ended September 30, 2019.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2020 increased to $10.5 million as compared to $9.4 million for the nine months ended September 30, 2019. Amortization expense increased due to accelerated amortization of trade names in our Nurse and Allied and Physician Staffing segments, associated with our rebranding initiatives. As a percentage of revenue, depreciation and amortization expense was 1.7% for the nine months ended September 30, 2020 and 1.6% for the nine months ended September 30, 2019.

Acquisition and integration-related costs

Acquisition and integration-related costs include costs for prior acquisitions, costs incurred for potential transactions, and accretion and valuation adjustments on our contingent consideration liability related to the Mediscan acquisition. In the first quarter of 2020, the final earnout amount of the contingent consideration related to the Mediscan acquisition was determined, resulting in an additional accrual of $0.1 million. For the nine months ended September 30, 2019, costs totaled $0.4 million, and included $0.1 million of accretion and valuation adjustments on the contingent consideration liability and $0.3 million of expenses related to prior acquisitions. See Note 7 - Debt.

Restructuring costs

Restructuring costs were primarily comprised of employee termination costs, ongoing lease costs related to the Company's strategic reduction of its real estate footprint, and reorganization costs as part of our planned cost savings initiatives and totaled $5.2 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, restructuring costs totaled $2.9 million and were primarily comprised of employee termination costs and lease-related exit costs.

Legal settlement charges

Legal settlement charges totaled $1.6 million during the nine months ended September 30, 2019 and related to the resolution of a medical malpractice lawsuit in excess of carrier limits, as well as a 2019 California wage and hour class action settlement agreement. There were no similar charges for the nine months ended September 30, 2020.

Impairment charges

Non-cash impairment charges totaled $16.1 million for the nine months ended September 30, 2020. These were comprised of $10.7 million of impairment of our Search and Nurse and Allied businesses and $5.4 million related to real estate restructuring activities. During the nine months ended September 30, 2019, in connection with our restructuring activities we ceased using leased space which resulted in impairment charges related to our right-of-use assets of $1.2 million and $0.6 million of impairment related to property and equipment. In addition, as part of evolving our go-to-market strategy, in the second quarter of 2019, we eliminated certain brands across all of our segments as part of our rebranding initiatives and, as a result, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets and Note 8 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $2.2 million for the nine months ended September 30, 2020 as compared to $4.3 million for the nine months ended September 30, 2019, due to lower average borrowings and a lower effective interest rate. The effective interest rate on our borrowings was 3.7% for the nine months ended September 30, 2020 compared to 6.2% for the nine months ended September 30, 2019.

Loss on derivative

Loss on derivative was $1.3 million for the nine months ended September 30, 2019, which was paid to terminate an interest rate hedge related to our term loan that was subsequently refinanced in October 2019. There were no similar charges for the nine months ended September 30, 2020.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.5 million for the nine months ended September 30, 2019 related to write-offs of debt issuance costs resulting from a reduction in borrowing capacity on our revolving credit facility, as well as optional debt prepayments of $12.5 million made on our Term Loan. There were no similar charges for the nine months ended September 30, 2020.

Income tax (benefit) expense

Income tax benefit was less than $0.1 million for the nine months ended September 30, 2020, compared to expense of $31.8 million for the nine months ended September 30, 2019. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax (benefit) expense for the nine months ended September 30, 2020 and 2019 was impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. Income tax expense for the nine months ended September 30, 2019 included $35.8 million of additional valuation allowance recorded as a discrete item in the second quarter of 2019. See Note 13 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$175,244	$184,974	$561,575	$541,398
Physician Staffing	16,452	20,407	51,505	54,594
Search	2,272	3,819	7,731	11,136
	$193,968	$209,200	$620,811	$607,128

Contribution income (loss):
Nurse and Allied Staffing	$18,233	$16,097	$53,028	$46,504
Physician Staffing	827	811	2,677	1,724
Search	(308)	78	(1,694)	(526)
	18,752	16,986	54,011	47,702

Corporate overhead	12,499	10,975	36,993	34,744
Depreciation and amortization	3,247	2,907	10,472	9,448
Acquisition and integration-related costs	—	(426)	77	385
Restructuring costs	2,316	1,607	5,210	2,884
Legal settlement charges	—	—	—	1,600
Impairment charges	1,071	1,804	16,082	16,306
(Loss) income from operations	$(381)	$119	$(14,823)	$(17,665)

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2020	2019	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	5,403	7,083	(1,680)	(23.7)%
Average Nurse and Allied Staffing revenue per FTE per day	$353	$284	69	24.3%

Physician Staffing statistical data:
Days filled	9,682	11,675	(1,993)	(17.1)%
Revenue per day filled	$1,699	$1,748	(49)	(2.8)%

	Nine Months Ended
	September 30,	September 30,		Percent
	2020	2019	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	6,116	7,039	(923)	(13.1)%
Average Nurse and Allied Staffing revenue per FTE per day	$335	$282	53	18.8%

Physician Staffing statistical data: (a)
Days filled	29,077	32,709	(3,632)	(11.1)%
Revenue per day filled	$1,771	$1,669	102	6.1%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Nurse and Allied Staffing

Revenue decreased $9.7 million, or 5.3%, to $175.2 million for the three months ended September 30, 2020, compared to $185.0 million for the three months ended September 30, 2019, driven by volume declines in certain specialties, partly offset by higher bill rates. Volume for the three months ended September 30, 2020 was negatively impacted due to suspended services resulting from school closures as well as a decrease in census at our clients which resulted in lower demand for non-COVID-19 related assignments.

Contribution income increased $2.1 million,or 13.3%, to $18.2 million for the three months ended September 30, 2020, compared to $16.1 million for the three months ended September 30, 2019 driven by lower selling, general and administrative expenses. As a percentage of segment revenue, contribution income margin was 10.4% for the three months ended September 30, 2020, compared to 8.7% for the three months ended September 30, 2019.

The average number of FTEs on contract during the three months ended September 30, 2020 decreased 23.7% from the three months ended September 30, 2019, reflecting the decreased demand for non-COVID-19 related assignments, as well as the loss of an OWS customer that decided to bring their staffing in-house. The average revenue per FTE per day increased 24.3%, reflecting higher average bill rates related to increased pricing and mix.

Physician Staffing

Revenue decreased $4.0 million, or 19.4%, to $16.5 million for the three months ended September 30, 2020, compared to $20.4 million for the three months ended September 30, 2019, primarily due to reduced demand from our customers in the physician specialties as a result of the nationwide reduction in elective procedures, partly offset by growth in the advanced practice specialties.

Contribution income was $0.8 million for the three months ended September 30, 2020, consistent with the three months ended September 30, 2019. As a percentage of segment revenue, contribution income was 5.0% for the three months ended

September 30, 2020, compared to 4.0% for the three months ended September 30, 2019, driven by lower selling, general and administrative expenses.

Total days filled for the three months ended September 30, 2020 were 9,682 as compared with 11,675 in the prior year. Revenue per day filled was $1,699 as compared with $1,748 in the prior year.

Search

Revenue decreased $1.5 million, or 40.5%, to $2.3 million for the three months ended September 30, 2020, compared to $3.8 million for the three months ended September 30, 2019, due to declines in executive search and physician search revenue as a result of the COVID-19 pandemic.

Contribution loss was $0.3 million for the three months ended September 30, 2020, compared to contribution income of $0.1 million for the three months ended September 30, 2019, due to declines in demand as a result of the COVID-19 pandemic.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $12.5 million for the three months ended September 30, 2020, from $11.0 million for the three months ended September 30, 2019, due to an increase in legal fees and IT expenses, as well as additional compensation expense related to the short-term incentive plan. As a percentage of consolidated revenue, corporate overhead was 6.4% for the three months ended September 30, 2020 and 5.2% for the three months ended September 30, 2019.

Segment Comparison - Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Nurse and Allied Staffing

Revenue increased $20.2 million, or 3.7%, to $561.6 million for the nine months ended September 30, 2020, compared to $541.4 million for the nine months ended September 30, 2019, primarily driven by higher bill-rate COVID-19 related assignments worked by travelers, partly offset by volume declines in other specialties. Volume for the nine months ended September 30, 2020 was negatively impacted due to suspended services resulting from school closures as well as a decrease in census at our clients which resulted in lower demand for non-COVID-19 related assignments.

Contribution income increased $6.5 million or 14.0%, to $53.0 million for the nine months ended September 30, 2020, compared to $46.5 million for the nine months ended September 30, 2019. As a percentage of segment revenue, contribution income margin was 9.4% for the nine months ended September 30, 2020, compared to 8.6% for the nine months ended September 30, 2019.

The average number of FTEs on contract during the nine months ended September 30, 2020 decreased 13.1% from the nine months ended September 30, 2019, reflecting the decreased demand for non-COVID-19 related assignments. The average Nurse and Allied Staffing revenue per FTE per day increased 18.8%, reflecting higher average bill rates related to increased pricing.

Physician Staffing

Revenue decreased $3.1 million, or 5.7%, to $51.5 million for the nine months ended September 30, 2020, compared to $54.6 million for the nine months ended September 30, 2019, primarily due to a reduction of volume related to reduced demand as a result of the nationwide reduction in elective procedures, partially offset by higher bill rates due to mix of business.

Contribution income increased $1.0 million, or 55.3% to $2.7 million for the nine months ended September 30, 2020, compared to $1.7 million for the nine months ended September 30, 2019. As a percentage of segment revenue, contribution income was 5.2% for the nine months ended September 30, 2020, compared to 3.2% for the nine months ended September 30, 2019, driven by lower selling, general and administrative expenses.

Total days filled for the nine months ended September 30, 2020 were 29,077 as compared with 32,709 in the prior year. Revenue per day filled was $1,771 as compared with $1,669 in the prior year.

Search

Revenue decreased $3.4 million, or 30.6%, to $7.7 million for the nine months ended September 30, 2020, compared to $11.1 million for the nine months ended September 30, 2019, due to declines in executive search and physician search revenue as a result of the COVID-19 pandemic, partially offset by an increase in RPO revenue.

Contribution loss was $1.7 million for the nine months ended September 30, 2020, compared to contribution loss of $0.5 million for the nine months ended September 30, 2019, due to declines in demand as a result of the COVID-19 pandemic.

Corporate Overhead

Corporate overhead increased to $37.0 million for the nine months ended September 30, 2020, from $34.7 million for the nine months ended September 30, 2019, primarily due to higher IT expenses, legal expenses, additional compensation expense related to the short-term incentive plan, and higher equity compensation expense as a result of the acceleration of vesting of restricted stock awards related to directors who either retired or became retirement eligible, partially offset by lower consulting expense. As a percentage of consolidated revenue, corporate overhead was 6.0% for the nine months ended September 30, 2020 and 5.7% for the nine months ended September 30, 2019.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2020, we had $3.4 million in cash and cash equivalents and $56.0 million of borrowings drawn under our ABL. Working capital decreased by $12.1 million to $85.8 million as of September 30, 2020, compared to $97.9 as of December 31, 2019. As of September 30, 2020, our days' sales outstanding, net of amounts owed to subcontractors, increased 6 days to 64 days as of September 30, 2020, compared to 58 days as of December 31, 2019, primarily due to a decrease in revenue.

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

Net cash provided by operating activities was $25.3 million in the nine months ended September 30, 2020, compared to $10.9 million in the nine months ended September 30, 2019, primarily due to stronger collections and the timing of disbursements.

Net cash used in investing activities was $3.7 million in the nine months ended September 30, 2020, compared to $2.0 million in the nine months ended September 30, 2019. Net cash used in both periods was for capital expenditures, primarily related to the project to replace our applicant tracking system.
Net cash used in financing activities during the nine months ended September 30, 2020 was $19.2 million, compared to $15.4 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we used cash to repay borrowing on our ABL of $14.9 million, $2.4 million to pay our note payable, and $1.9 million for other financing activities. During the nine months ended September 30, 2019, we used cash to make optional principal prepayments on our term loan of $12.5 million and paid $2.9 million for other financing activities.

Debt

2019 ABL Credit Agreement

On June 30, 2020, we amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remain the same.
At September 30, 2020, availability under the ABL was $110.2 million and we had $56.0 million of borrowings drawn, as well as $19.5 million of letters of credit outstanding, leaving $34.7 million available for borrowing.

As of September 30, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of September 30, 2020.

Stockholders’ Equity

See Note 10 - Stockholders' Equity to our condensed consolidated financial statements.

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have any off-balance sheet arrangements. Our commitments over the next five years did not change materially from December 31, 2019. See Note 12 - Contingencies to our condensed consolidated financial statements.
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

Recent Accounting Pronouncements

See Note 15 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been exposed to interest rate risk associated with our debt instruments which have had interest based on variable rates. As of September 30, 2020, we are exposed to the risk of fluctuation in interest rates relating to our ABL Credit Agreement (ABL) entered into on October 25, 2019. Our ABL charges us interest at a rate based on either LIBOR or Base Rate (as defined) plus an applicable margin.

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

A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively, excluding the impact of the interest rate swap agreement. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in approximately $0.2 million change in interest expense for the nine months ended September 30, 2019. See Note 7 - Debt to our condensed consolidated financial statements.

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

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impacts of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12 - Contingencies - Legal Proceedings and Other Reserves of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, Legal Proceedings.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2019, our Form 10-Q for the fiscal quarter ended March 31, 2020, and our Form 10-Q for the fiscal quarter ended June 30, 2020, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. The below Risk Factors have been updated to reflect the heightened impact of the COVID-19 pandemic since we filed our Annual Report on Form 10-K for the year ended December 31, 2019. As described herein, the COVID-19 pandemic may adversely affect our business and financial results and may also have the effect of exacerbating many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The temporary healthcare staffing industry is regulated in many states. For example, in some states, firms such as our nurse staffing companies must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could also substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. Also, as a result of the COVID-19 pandemic, several states have enacted various legislation to expand the application of workers compensation and other benefits to healthcare providers who are exposed to or who contract COVID-19 through their employment, and certain of our clients are requiring us to provide personal protection equipment to our workers. These increased costs may not be able to be passed on to clients. In addition, if government regulations were implemented that limited the amount we could charge for our services, our profitability could be adversely affected. We continuously monitor changes in regulations and legislation for potential impacts on our business.

ITEM 5.     OTHER INFORMATION

On November 3, 2020, the Company’s Board of Directors approved the reinstatement of 100% of 2020 base salaries to its executive officers, effective October 1, 2020, as follows: Kevin C. Clark, Co-Founder & Chief Executive Officer ($825,000); William J. Burns, Executive Vice President & Chief Financial Officer ($525,000); Susan E. Ball, Executive Vice President, General Counsel and Corporate Secretary ($420,000); Buffy S. White, Group President ($430,000); and Stephen A. Saville, Executive Vice President of Operations ($430,000). On November 3, 2020, the Company’s Board of Directors also approved the reinstatement of 100% of 2020 cash compensation to its Board of Directors, effective October 1, 2020.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 5, 2020	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)