Form 10-K
period 2020-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2021-02-25
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-33169
Cross Country Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4066229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6551 Park of Commerce Boulevard, N.W.
Boca Raton, Florida 33487
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (561) 998-2232

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CCRN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2020 of $6.16 as reported on the Nasdaq Global Select Market, was $217,948,734. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 17, 2021, 37,512,543 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2021 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” "the Company," or “Cross Country” in this Report on Form 10-K means Cross Country Healthcare, Inc., and its consolidated subsidiaries.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, "could", and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors,” and the other documents that we file from time to time with the Securities and Exchange Commission (SEC).

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

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (Nasdaq: CCRN) is a leader in providing total talent management including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers. Leveraging our 35 years of industry expertise and insight, we solve complex labor-related challenges for customers while providing high-quality outcomes and exceptional patient care. As a multi-year Best of Staffing® Award winner, we are committed to an exceptionally high level of service to both our clients and our healthcare professionals. Our Company was the first publicly traded staffing firm to obtain The Joint Commission Certification, which we still hold with a Letter of Distinction. In February 2021, Cross Country Healthcare earned Energage's inaugural 2021 Top Workplaces USA award. We have a longstanding history of investing in our diversity, equality, and inclusion strategic initiatives as a key component of the organization’s overall corporate social responsibility program which is closely aligned with its core values to create a better future for its people, communities, the planet, and its shareholders.

Leveraging national and in-market staffing teams, we place highly qualified healthcare professionals in virtually every specialty on travel and per diem assignments, local short-term contracts, and permanent positions. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. By utilizing the solutions we offer, customers are able to better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes. We believe that our strategic mix of national and in-market footprint provides a unique value proposition, as we are able engage with a broader pool of talent and offer customers a more consultative approach relying on our understanding of the local markets they serve.

The healthcare staffing industry continues to evolve, with both healthcare providers and professionals demanding speed and placing heavier reliance on technology for fulfillment and delivery activities. The US Healthcare Staffing Market Assessment April 14, 2020 update estimates that in 2018, 16% of aggregate travel nurse revenue reported was billed to a standalone vendor management system (VMS).

Recognizing this trend, we embarked on a path of digital transformation and innovation across our business with continuous investments in expanding our technology capabilities both on the candidate engagement and customer facing fronts. Areas of investment include recruitment and candidate nurturing tools, market analytics, mobile applications and self-serve capabilities, programmatic advertising, social media, and other technology which we believe will enhance our recruiting capabilities.

In 2020, we successfully implemented our new applicant tracking system (ATS) for our travel business and launched Cross Country Marketplace, our proprietary on-demand staffing platform, which is a one-stop, self-service portal for healthcare professionals that greatly improved the candidate experience. The new ATS is designed to modernize the way our delivery teams operate while improving the experience of our candidates, and is just one component of our larger technology ecosystem that will drive greater productivity as well as growth in both revenue and profitability.

We have executed multiple initiatives to enhance our position as a leading, consultative, and strategic partner in the healthcare industry. Some of our key focus areas included personalizing the candidate experience, delivering a superior customer experience, infusing technology-enablement to drive efficiencies and increased productivity, and continuing our commitment to clinical excellence. As part of our growth strategy, we will continue to optimize technologies by upgrading and integrating the middle and back-office platforms, and bringing our IT infrastructure and business processes onto a single cohesive platform. We expect these initiatives to drive growth through better operational execution, enhanced productivity, and a world-class client and candidate experience.

Our goal is to continue to grow shareholder value by continuing to deepen our relationship with current customers and healthcare professionals, expanding the number and types of new customers we serve, growing the supply and types of specialties of our healthcare professionals, improving our operating leverage through growth and cost containment, and strengthening and broadening our market presence. This will require our continued focus on: (i) providing our workforce solutions offerings to new customers; (ii) expanding the services we provide to our current customers; (iii) further diversifying our customer base; (iv) improving our capture rate for current managed service programs (defined below) customers; (v) accessing more candidates; and (vi) continuing to modernize our technologies and processes to optimize our relationships with our healthcare professionals and customers.

To successfully execute our business strategy, we rely on our experienced and innovative executive and operational teams. Our executive team has extensive experience in the staffing, workforce solutions, technology services, and healthcare industries. We also foster a culture of performance, talented leadership, and collegiality that promotes the achievement of both company and personal goals. Our Co-Founder & Chief Executive Officer, as well as our Executive Vice President of Operations, have been named to the Staffing Industry Analysts’ 2020 Staffing 100 List of the most notable leaders in the industry, and two other executives were recently included on Staffing Industry Analysts’ 2019 Global Power 150 - Women in Staffing List that recognizes the 100 most influential women in the Americas and 50 additional women internationally. One of those executives was included again in 2020. In 2020, one of our female healthcare leaders became the first locum tenens director elected to the National Association Medical Staff Services Board of Directors. In addition, our Chief Clinical Officer joined the Joint Commission’s Healthcare Staffing Advisory Council, a newly formed committee of staffing experts to help evaluate healthcare organizations.

COVID-19 and Our Business

In many ways, COVID-19 has reinforced our value proposition in the market for offering a flexible, rapid, and cost-effective means for delivering critical care to millions of Americans across thousands of facilities. Throughout the pandemic, we have been a leader in supporting our customers and ensuring the health and safety of our employees. As part of our COVID-19 response, we established a cross-functional team to ensure rapid response to our customers’ needs and a set of pricing guidelines to ensure we could deliver at competitive rates. As a result, we successfully staffed thousands of highly-qualified professionals on COVID-19 response assignments throughout the year. Our healthcare professionals have exemplified compassion and dedication while continuing to care for COVID-19 patients on the front lines every day, often times at personal risk.

The pandemic also drove unprecedented volatility in demand throughout the year with rising needs for critical responders in the hardest hit states, followed by declines in orders, as many hospitals encountered lower census, worker furloughs, and mandatory deferrals for elective procedures, as well as school closures. As states gradually reopened and health systems began resuming normal operations across the nation, demand rebounded, especially for surgical and anesthesia specialties. Given the uncertainty caused by COVID-19, many hospital systems are seeking greater certainty and flexibility and as a result, we have generally seen higher bill rates and shorter assignment lengths to provide the critical resources needed. We continue to work with clients on ensuring competitive bill rates, as well as seeking new ways to deliver our services, such as a heavier reliance on tele-services for allied specialties, especially for our education clients.

Corporate Social Responsibility

Our growth strategy integrates corporate social responsibility, designed to solicit engagement with, and involvement of, our key stakeholders – employees, stockholders, customers, suppliers, and society, to fulfill our responsibility to be good corporate citizens. Our mission to deliver quality patient care extends to our community and we are committed to action that fosters positive impacts in the communities we serve. We strive to make connections and contributions in every city where we have employees, providers, and operations – giving back in meaningful ways based on local community needs. During 2019, we announced a partnership with a local nursing college to pursue collaborative research and advance educational training activities to prepare the next generation of caring nurse leaders. As part of this initiative, we sponsored 10 scholarships for nursing students in 2020. This investment serves to improve the long-term supply of nurses, and enhances our reputational value to healthcare professionals, the community, and our customers.

Compassion is one of our core values, which is why we participate in numerous events with a variety of non-profit organizations including the DAISY Foundation. During the year, we also engaged in other investments in our community, such as our sponsoring and participating in Light the Night benefiting the Leukemia and Lymphoma Society, providing sponsorships for various healthcare research and funding initiatives, as well as working as a team on other fundraising efforts for charities such as Breast Cancer Foundation, March of Dimes, American Heart Association, American Red Cross, Humane Society, Make a Wish Foundation, Ronald McDonald House, and Spirit of Giving Holiday Gift Drive.

Our principles of good environmental practice and sustainability include a dedication to minimizing our corporate carbon footprint by encouraging telecommuting, carpooling, energy efficiency, and embracing more flexible work policies, including a virtual work environment. We are eco-conscious when purchasing office materials and minimizing paper consumption, and we participate in various recycling programs for paper, glass, metals, and most forms of plastic. In 2019, we participated in a tree planting initiative, which when fully grown, these trees will provide a day’s supply of oxygen for up to 24 people and can be home to hundreds of species of insects, mammals, and plants. We are committed to conducting business at the highest ethical standards and having a positive social and environmental impact across our national footprint.

Services

Increasingly, we are called upon by our customers to provide creative and innovative talent sourcing strategies across the continuum of care. Over the past several years, our workforce solutions have evolved into a total talent management approach as our customers focus on maintaining high-quality patient outcomes, while improving their total labor management to address complex financial, compliance, and other challenges in the healthcare industry. As part of the evolution of our services, we consider the following: (i) solving the immediate and future needs of our customers and expanding our relationships with them; (ii) enhancing our network of healthcare professionals by improving their experience, and deepening our relationship with them; (iii) expanding our service offerings to reduce sensitivity to economic cycles; (iv) expanding our expertise with various healthcare solutions in various geographic areas of the U.S.; (v) continuing to diversify our customer base to enhance our long-term business prospects; and (vi) enhancing and expanding our technology capabilities to deliver efficient and automated services to our customer healthcare facilities. Today, our workforce solutions include:

•Managed Service Programs (MSPs). As healthcare providers continue to adopt centralized, outsourced models for managing contingent labor for both clinical and non-clinical needs, we offer an MSP in which we manage all or a portion of the customer’s staffing needs. This includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the customer’s staffing needs. We have been a market leader in this area since launching our first MSP in 2003, and over the years, we have grown our relationships and matured the generational models of MSPs. Today, we service more than 70 customers across more than 700 facilities, with estimated spend under management of approximately $500 million annually. The benefits to our customers include cost optimization, increased certainty of supply, and visibility into their labor needs and usage, as well as market insight from our industry expertise on a broad range of topics.
•Internal Resource Pool Consulting & Development (IRP). An IRP is typically set up in conjunction with a central staffing office to ensure that supplemental staffing needs are first filled through resource pool staff before utilizing other options, such as agency or overtime. We strategically partner with our customers to design and deploy, administer and manage an IRP or to optimize an existing IRP to create efficiencies, patient care, and cost effectiveness by balancing their workforce mix to meet their current needs.

•Recruitment Process Outsourcing (RPO). Through our RPO services, we offer our customers targeted recruitment solutions designed to increase core staff while reducing dependency on contract labor. Our RPO program provides support to replace or complement a customer’s existing internal recruitment functions for permanent hiring needs, and is delivered to healthcare organizations throughout the country and serves to provide creative, cost and operationally efficient hiring support and labor optimization, which leads to improvements in quality of care.
•Optimal Workforce Solutions (OWS). OWS provides an outsourced solution to healthcare facilities, managing staff across a vast range of support areas, including paraprofessionals, patient care associates, certified nursing assistants, sitters/observation, patient transport, environmental service, food service, linen distribution, and case management RNs.
•Project Management. Periodically, our clients have urgent needs that fall outside the scope of an MSP arrangement and require a more focused effort to place staff within a very short window. For example, as healthcare systems continue to upgrade their electronic medical records or encounter a labor disruption, we can provide comprehensive project management, a deployment of a full staffing plan, and ultimately an organized volume of quality healthcare professionals during the process so that our customers may continue to deliver quality care.

Our business consists of three business segments: (i) Nurse and Allied Staffing; (ii) Physician Staffing; and (iii) Search. For additional information concerning our business segments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results. Through our business segments, we provide our healthcare customers with a wide range of solutions as described above and staffing services as set forth below.
(1)Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We market our services to hospitals and other customers, as well as reach out to our healthcare professionals through our Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Workforce Solutions®, and Cross Country Education® brands. Our Nurse and Allied Staffing revenue and contribution income is set forth in Note 18 - Segment Data to the consolidated financial statements.

A majority of our revenue is generated from staffing registered nurses on long-term travel contract assignments (typically, 13 weeks in length) at hospitals and health systems. Additionally, we staff registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings. We also provide clinical and non-clinical professionals on long-term assignments to clients such as public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings.

(2)Physician Staffing. Our Physician Staffing segment provides licensed practitioners across a broad array of specialties, as well as certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) under our Cross Country Locums® brand on temporary assignments throughout the United States. The diverse list of clients we serve include healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. Our Physician Staffing revenue and contribution income is set forth in Note 18 - Segment Data to the consolidated financial statements.

(3)Search. We serve as a direct-hire talent acquisition partner to healthcare organizations and academic institutions throughout the nation providing a full suite of prescriptive talent management solutions, including flexible talent delivery models such as retained, outsourced, and contingent. The revenue and contribution income of our Search segment is set forth in Note 18 - Segment Data to the consolidated financial statements. Our Cross Country Search® brand delivers tailored and flexible retained, contingent, and outsourced solutions by employing a team of highly specialized and tenured professionals that leverage subject matter expertise, leading recruitment technologies, and a consultative approach to talent acquisition. We recruit and place executive leadership talent for healthcare and academic institutions through our Cejka Search by Cross Country® brand.

Our Business Model

The recruitment and retention of a sufficient number of qualified healthcare professionals to work temporary assignments on our behalf is critical to the success of our business. Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, seeking higher compensation, exploring diverse practice settings, building skills and experience by working at prestigious healthcare facilities, working through life and career transitions, and as a means of access into a permanent staff position all while practicing in the most appreciated and highly altruistic trade.

(1)Our Healthcare Professionals. Our company is well positioned to attract candidates, as nurses and allied professionals routinely seek a wide range of diverse assignments in attractive locations, with competitive compensation and benefit packages, scheduling options, as well as a high level of service. In addition, we believe nurses and allied professionals are confident we will be able to offer them new assignments as they complete their current assignment. Each of our nurse and allied healthcare professionals is employed by us and is typically paid hourly wages and any other benefits they are entitled to receive during the assignment period. In addition, our competitive benefits generally include professional liability insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances, and housing. In response to COVID-19, our Company frequently offers qualified healthcare professionals compensation during quarantine when they are unable to provide services due to potential exposure.

Recruiters are an essential element of our Nurse and Allied Staffing business, and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments with us. Recruiters match the supply of qualified candidates with the demand for open orders needed by our customers. While word-of-mouth and referrals, especially from current and former healthcare professionals we have placed, continue as our leading channel of access to candidates, we also market our brands through strategic sourcing initiatives including programmatic strategic sourcing and extensive utilization of social media and mobile applications, which has become an increasingly important component of our recruitment efforts. In addition to maintaining engaging and intuitive websites to allow potential applicants to obtain information about our Company and assignment opportunities, we recently deployed Cross Country Marketplace, as a mobile application to support the candidates throughout their experience with Cross Country.

Cross Country Locums recruits and contracts with physicians and advanced practice professionals to provide medical services for its healthcare customers. Each physician or advanced practice professional is an independent contractor and enters into an agreement with Cross Country Locums to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer. California is the only state to mandate that Advanced Practitioners be treated as a W-2 employee. Physicians and advanced practice professionals are engaged to provide medical services for a healthcare customer ranging from a few days up to a year. We believe physicians are attracted to us because we offer a wide variety of assignments, competitive fees, medical malpractice insurance, and a high level of service. Cross Country Locums relies on word-of-mouth and referrals, but also markets online through programmatic sourcing strategies and through extensive social media campaigns.

(2)Sales and Marketing. We take an enterprise sales approach in marketing our full capabilities across the continuum of care to hospitals, healthcare facilities, schools, and other organizations across the United States addressing total talent management needs. We provide flexible workforce solutions to the healthcare and school markets customizing delivery of diversified offerings meeting the specific needs of each customer.

Our traditional staffing channels include temporary and permanent placement of travel nurses and allied professionals, local nurses and allied staffing, advanced practitioners, physicians, and substitute teachers through the delivery brands including Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Search®, Cross Country Workforce Solutions®, and Cross Country Education®. Our recruiters leverage the Company’s extensive databases of clinicians and healthcare professionals, as well as their expertise in their given specialties, to qualify and place candidates.

(3)Credentialing and Quality Management. We screen all of our candidates prior to placement through our credentialing departments. Our credentialing processes are designed to ensure that our professionals have the requisite skillsets required by our customers, as well as the aptitude to meet the day-to-day requirements and challenges they would typically encounter on assignments where they are placed. The credentialing of our nurse and allied healthcare professionals is designed to align with the guidelines of The Joint Commission, a national accrediting body, to ensure quality care. Our Cross Country University division, accredited by the American Nurse Credentialing Center, offers training, assessment, and professional development to further ensure the quality of the personnel we place on assignment. Our physician credentialing entity, Credent, is also certified by the National Committee for Quality Assurance (NCQA).

(4)Payment for Services. We negotiate payment for services with our customers based on market conditions and needs. We generally bill our nurse and allied employees at an hourly rate which includes all employer costs, including payroll, withholding taxes, benefits, professional liability insurance, meals and incidentals, and other requirements, as well as any travel and housing arrangements, where applicable. Our shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the billable transactions to our customers. Hours worked by independent contractor physicians are reported to our Cross Country Locums office. For our Search businesses, we typically bill our customers a candidate acquisition fee and we are reimbursed for certain marketing expenses.

(5)Operations. Our businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians, and customer healthcare facilities primarily through operation centers located in Boca Raton, Florida; Woodland Hills, California; and Berkeley Lake, Georgia. In addition to the key sales and recruitment activities, certain of these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service, and risk management.

(6)Information Systems. Various information systems are utilized to run our customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are Software as a Service (SaaS) based and hosted by our vendor partners. Our systems maintain detailed information about our customer required skillsets and status which assist us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are managed on leading enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. All of our systems are managed by our onshore and offshore Information Technology team. We continue to focus on cybersecurity risks and have engaged third parties to assist us in monitoring and managing our systems and devices and detecting cyber threats and stopping breaches.

(7)Risk Management, Insurance, and Benefits. Our risk management program is designed to ensure prompt notification of incidents by customers, clinicians, and independent contractors, educational training to our employees, loss analysis, and prompt reporting procedures to reduce our risk of exposure. While we cannot predict the future, we continuously review facts and incidents associated with professional liability and workers’ compensation claims in order to identify trends and reduce our risk of loss in the future where possible. We consider assessments provided by our customers and we work with clinicians and experts from our insurance carriers to determine employment eligibility and potential exposure.

We provide workers’ compensation insurance coverage, professional liability coverage, and healthcare benefits for our eligible employed temporary professionals. We record estimates of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics. In determining our reserves, we include reserves for estimated claims incurred but not reported. On a quarterly basis, we estimate the healthcare claims that have occurred but have not been reported based on our historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved for such claims.

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

Our Geographic Markets and Client Base
In 2020, 2019, and 2018, primarily all of our revenue was generated in the United States, and all of our long-lived assets were located in the United States and India. We provide our staffing services and workforce solutions in all 50 states. During 2020, the largest percentage of our revenue was concentrated in California, New York, and Florida. We provide services to public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, public and charter schools, correctional facilities, government facilities, retailers, and many other healthcare providers. For the years ended December 31, 2020, 2019, and 2018, no customer accounted for more than 10% of our revenue.

Our Industry

We compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts September 2020 report estimates the healthcare staffing markets had an aggregate market size of $17.3 billion in 2020, of which $6.7 billion was travel nursing, $3.5 billion was per diem nursing, $3.7 billion was allied health, and $3.4 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, of which we believe the most significant are the following:

Industry Demand Drivers
Economic Backdrop. In December 2020, according to the U.S. Bureau of Labor Statistics, the total national unemployment rate was 6.7%, well above the pre-COVID-19 rate of 3.6% from December 2019. Temporary help employment was down 7.6% from the prior year. However, temporary help services did gain 67,600 jobs for the month of December 2020. According to the Staffing Industry Analysts “US Staffing Industry Pulse Survey Report” (December 2020), the U.S. is beginning to experience a continued upward trend throughout staffing. In November 2020, travel nurse staffing reported median year-over-year growth of 32%, life sciences reported growth of 21%, and per diem nursing was up 10%. It is anticipated that the U.S. staffing industry will continue to recover along with the economy in 2021, and grow 12% to $141.5 billion, according to Staffing Industry Analysts “US Staffing Industry Forecast: September 2020 Update” (September 10, 2020). This outlook relies on three key assumptions: 1) the spread of COVID-19 will continue a downward trend, 2) U.S. GDP growth will continue a gradual but steady recovery, and 3) a COVID-19 vaccine will be widely available in the first half of 2021.

Increased Need for Healthcare and Special Education Services in Schools. The Individuals with Disabilities Education Act (IDEA), enacted in 1975, mandates that children and youth ages 3-21 with disabilities be provided a free and appropriate public school education. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education" (May 19, 2020), in 2018-19, the number of students ages 3-21 who received special education services under the Individuals with Disabilities Education Act (IDEA) was 7.1 million, or 14% of all public school students. The IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses and other healthcare professionals while at school. According to the US Government of Education report dated September 28, 2020, no matter what primary instructional delivery approach is chosen (remote/distance, in-person, hybrid) in response to COVID-19, each child with disabilities must be provided a free appropriate public education. Based on the foregoing, we believe the demand for consulting and healthcare staffing services for public schools and charter schools will continue to be strong for agencies that can provide consulting services, healthcare personnel, technical assistance on policies, implementation, and training related to children and youth with special needs in or out of school settings.

Healthcare Sector Endured Job Losses in 2020 Owing to COVID-19. The healthcare sector lost 527,000 jobs between February 2020 and November 2020, and the pace of improvement in the labor market has moderated in recent months, according to HealthleadersMedia.com, “Healthcare Added 46k Jobs in November” (December 4, 2020). According to the most recent Bureau of Labor Statistics 10-year projections, overall, employment is expected to grow 3.7%, far outpaced by employment in the healthcare and social assistance industry (14.6%). Five out of the 20 fastest growing occupations are healthcare related.

Hospitals Seeking Efficiencies Through Various Workforce Solutions. As hospitals look to contingent labor to help support their staffing needs in the highly volatile COVID-19 environment, they have an increased focus on cost containment. As a result, certain COVID-19 related hospital orders reflect a shorter length of assignment than the typical pre-COVID-19 length of approximately thirteen weeks. We believe that the COVID-19 economic impact will continue to put pressure on hospitals to find innovative solutions in order to better manage their workforce, which accounts for a large portion of their expenses. As a result, we believe healthcare facilities and providers will continue to utilize workforce solutions, such as MSP, RPO, IRP, and other talent management tools to help them solve these problems and maintain their quality of care.

Macro Drivers of Demand. The Affordable Care Act (ACA) increased the number of insured patients over the past several years, especially in states that expanded Medicaid. In addition, two other long-term macro drivers of our business, a growing and aging U.S. population, should continue to drive demand for our services. According to the U.S.

Census Bureau, the number of persons aged 65 and over is expected to increase from 56 million in 2020 to 95 million in 2060, which is important because the utilization of healthcare services is generally higher among older people.

Healthcare Trends Resulting from COVID-19. Virtual care, which gained popularity in 2020 due to the COVID-19 pandemic, will continue to see growth in the next year, according to HealthleadersMedia.com “Business Group on Health: 5 Healthcare Trends to Follow in 2021” (January 12, 2021). They unveiled key healthcare trends to watch in 2021. Virtual options will improve and include new features such as weight management and care management for chronic conditions such as diabetes and cardiovascular disease. The pandemic also affected the way healthcare delivery is operated, including moving lower acuity out of the hospital to free up beds for patients with COVID-19 and other serious conditions. This trend will continue, and efforts to change healthcare delivery will increase in 2021 to drive improvements in quality and value. Research from Arizton Advisory & Intelligence projects that the U.S. telehealth market will reach $25 billion by 2025, growing at an annual rate of 29%, according to HealthleadersMedia.com, “Analysis Predicts Telehealth in 2021 Will Mitigate Rising COVID-19-Related Costs” (December 10, 2020).

Supply of Nurses. According to the Bureau of Labor Statistics’ Employment Projections 2019-2029, Registered Nursing (RN) is listed among the top occupations in terms of job growth through 2029. The RN workforce is expected to grow from 3.0 million in 2019 to 3.3 million in 2029, an increase of 221,900 or 7%. The Bureau also projects the need for an additional 175,900 new RNs each year through 2029, factoring in nurse retirements and workforce exits. According to the American Nurses Association “Amid a raging pandemic, the US faces a nursing shortage. Can we close the gap?” (November 20, 2020), it is projected that 1.1 million nurses will be required to replace nurses who are retiring and to meet needs by 2022. It is projected that a million nurses are expected to retire between 2020 and 2035. As a result of the stress caused by COVID-19, many nurses have considered quitting their jobs or leaving the profession altogether. Also, approximately 73 million baby boomers are aging, many with chronic illnesses that require intensive levels of care. Another factor influencing demand is the shortage of instructors. According to the American Association of Colleges of Nursing, more than 80,000 qualified applicants to bachelor and graduate nursing programs were turned away last year due to factors such as insufficient faculty, clinical sites, or classroom space, and clinical preceptors, as well as budget constraints. We believe these shortages should have a positive effect on demand for our services as temporary nurse staffing orders typically increase when nurse vacancy rates rise.

Physician Shortage. According to the Association of American Medical Colleges (AAMC) “The Complexities of Physician Supply and Demand: Projections From 2018 to 2033” (June 2020), the United States is expected to face a shortage of physicians. The projections show a shortage ranging between 54,100 and 139,000 by 2033 as demand for physicians continues to outpace supply, according to AAMC, including shortfalls in both primary and specialty care. In addition, more than 40% of physicians in the U.S. will be age 65 or over within the next decade. And as the health care system continues to treat patients during COVID-19, there are growing concerns about physician burnout that suggests physicians will be more likely to accelerate than delay retirement.

Industry Competition

As one of the largest providers of workforce solutions and healthcare staffing in the U.S., we operate on a national, regional, and local basis in a highly competitive industry for both healthcare customers and healthcare professionals. In general, we compete against other national companies, as well as numerous smaller, regional, and local companies.

The principal competitive factors in attracting, retaining, and expanding business with healthcare customers nationally include: (i) understanding the customer’s work environment; (ii) offering a comprehensive suite of services to assist the customer in assessing its personnel needs and partnering with customers to design various customizable alternative solutions; (iii) the timely filling of customers' needs; (iv) price; (v) customer service; (vi) quality assurance and screening capabilities; (vii) risk management policies; (viii) insurance coverage; and (ix) general industry reputation.

Through our breadth and expertise of value-added workforce solutions that we offer, we have the ability to meet a national shift towards a more integrated delivery of healthcare which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. By offering travel, per diem, and permanent placement of a variety of healthcare professionals, we are able to present many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities.

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

From a candidate attraction standpoint, we have an extensive customer base with hospitals and healthcare facilities, and other healthcare providers, throughout the U.S. As a result, we have a diverse portfolio of assignments for our healthcare professionals to choose from. Healthcare professionals apply with us through our differentiated nursing, locum tenens, and allied healthcare recruitment brands. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions in the current dynamic marketplace. The implementation of our new applicant tracking system for our travel nurse and allied business creates further operational efficiencies, enhanced productivity, and provides a world-class candidate experience.

Staffing Industry Analysts recognized us as the fifth-largest healthcare staffing firm in the U.S., with 4% market share in 2019. We rank as the fourth-largest travel nurse staffing firm, the second-largest per diem nurse staffing firm, the fifth-largest allied healthcare staffing firm, and the ninth-largest locum tenens firm. Some of our traditional competitors in the workforce solutions, healthcare staffing, and search businesses include: AMN Healthcare Services, Inc., CHG Healthcare Services, Jackson Healthcare, Aya Healthcare, HealthTrust Workforce Solutions, Medical Solutions, and Witt Kiefer. In recent years, several technology-enabled companies have entered the market, though at present we believe the current scale is limited.

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

Certifications

The staffing businesses of our brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. In addition, Credent Verification and Licensing Services, a subsidiary of MDA, is certified by the NCQA.

Regulations
Our business is subject to regulation by numerous governmental authorities in the jurisdictions in which we operate throughout the U.S. Complex federal and state laws and regulations govern, among other things, the licensure of professionals, the payment of our employees (e.g., wage and hour laws, employment taxes, and income tax withholdings, etc.), and the general operations of our business, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Human Capital Management
As of December 31, 2020, we had approximately 1,450 corporate employees. During 2020, we employed an average of 6,037 full-time equivalent field employees in Nurse and Allied Staffing, which does not include our Physician Staffing independent contractors.

Our ability to be successful in our marketplace directly depends on attracting and retaining talented and skilled employees, and keeping those individuals fully engaged in our business. Through our adoption of a human rights policy guided by the International Labor Organization’s Declaration of Human Rights and the United Nations’ Guiding Principles on Business and Human Rights, our goal is to help increase the enjoyment of human rights within the communities in which we operate. This policy sets forth our intolerance of discrimination and harassment, our employees’ freedom of association, and the importance we place on the safety and health of our employees.

Diversity, Equality, and Inclusion. We are committed to maintaining a diverse workplace that respects everyone’s race, gender, sexual orientation, and physical abilities, as well as diversity of thought. Our diverse workforce is the cornerstone of our business, as we believe varying perspectives and backgrounds are the only means of solving complex and challenging business and social issues. As of December 31, 2020, our corporate workforce was comprised of 75% women and 25% men. Our total corporate workforce is 63% white and 37% non-white. Our diverse team includes 43% millennials, 38% genX, 15% boomers, and 4% genZ. In 2020, our executive and clinical leadership teams were comprised of 61% women, and 38% of our Board of Directors is comprised of either women or minorities.

Compensation and Benefits. We are committed to rewarding, supporting, and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life, and financial needs of our diverse associates. Our total rewards package includes market-competitive pay, healthcare benefits, retirement savings plans, paid time off and family leave, various discount programs, and tuition assistance.

Health and Wellness. We are committed to the physical and mental health and well-being of our employees. Among other things, we provide free biometric healthcare screenings, a 24/7 hotline for healthcare workers who are experiencing emotional stress, and incentives to employees who achieve specific fitness goals in our corporate cycling program. Our wellness activity calendar features monthly events and educational sessions to help employees reach and maintain their health and wellness goals. Additionally, dozens of “Lunch and Learn” sessions are scheduled throughout the year, focused on physical, mental, and financial wellness topics of interest. We also mark one or more health observances every month, such as heart health, high blood pressure awareness, men’s health, children’s dental health, and more, which provide additional resources for employees to educate themselves and their families.

Talent Development. Our mission regarding talent management and development is to support organizational results and success by employing strategies to attract, engage, develop, and retain employees, and to partner with our leaders to nurture and grow leadership talent. These investments include providing clear insight into employee performance, creating career paths, promoting from within whenever possible, maintaining open communication, and offering professional development opportunities. During 2019, we introduced three new series of career development and over 1,000 employees participated in these training programs: Leadership Education and Development, Leadership Essentials to Accelerate Performance, and New Leader Assimilation. We have also embraced the Nursing Now pledge by reinforcing investment in the workforce, continuing to promote nurses to management roles, and providing guidance and support on best nursing practices through our dedicated clinical team. Nurse Now is a global campaign aimed at improving health by raising the status and profile of nursing.

Community and Social Impact. We participate in numerous events with a variety of non-profit organizations. Our mission to deliver quality patient care extends to our community and we are committed to action that fosters positive impact in our community and around the U.S. Our human resources department develops and implements programs to help our employees realize their potential through volunteering and supporting our communities. Employees are able to donate to a charity of their choice directly from their paychecks, either as a one-time donation or ongoing. We have also launched an employee-led council which encourages employees from a wide variety of backgrounds and of diversity to come together, connect, build relationships, and have their voices heard.

We have a long-standing commitment to our employees to create a business working environment that fosters engagement through personal innovation, achievement, wellness, advancement and training/development opportunities, promoting health and safety, and investments in their communities. These efforts culminate in creating a business culture of achievement and loyalty that enables us to minimize turnover in our workforce and succeed in competitive and challenging marketplaces.

Additional Information
Financial reports and filings with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our corporate website at www.crosscountryhealthcare.com. The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Business, Economic, and Industry Risks

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
Finally, while we have disaster plans in place for all of our locations and we are able to operate remotely, the potential continuation of the COVID-19 pandemic, or the emergence of another pandemic, epidemic, or outbreak is difficult to predict and could adversely affect our operations. In particular, our operations are headquartered in South Florida and if our employees are working remotely as a result of a public health crisis during hurricane season and electricity, wi-fi, and other resources are temporarily restricted or not available, it could negatively impact our operations and financial results.
Decreases in demand or pricing by our clients may adversely affect the profitability of our business.
Among other things, changes in the economy, a decrease or stagnation in the general level of in-patient admissions or out-patient services at our clients’ facilities, uncertainty regarding or changes to federal healthcare law and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools and increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, and create organizations capable of managing population health, demand for our services could decrease. Decreases in demand or pricing for our services may also affect our ability to provide attractive assignments to our healthcare professionals.
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
We are subject to business and regulatory risks associated with international operations.
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
If our healthcare facility clients increase the use of intermediary organizations it could impact our profitability and our ability to secure contracts with clients.
We continue to see an increase in the use of intermediary organizations by our clients. These intermediaries typically enter into contracts with our clients and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our clients. Each of these intermediaries charges an administrative fee. In instances where we do not win new MSP opportunities or where other vendors win this MSP or VMS business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If hospitals fail to pay the intermediaries for our services or those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP and other workforce solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability, and reduced margins.

Our costs of providing services may rise faster than we are able to adjust our bill rates and pay rates and, as a result, our margins could decline and our profitability could be adversely impacted.
Costs of providing our services could change more quickly than we are able to renegotiate bill rates in our active contracts and pay rates with our thousands of healthcare professionals. For example, we offer housing subsidies to our healthcare professionals or provide actual housing to our healthcare professionals. At any given time, we have approximately 900 apartments on lease throughout the U.S. because we provide housing for certain of our healthcare professionals when they are on an assignment with us. The cost of subsidizing housing or renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance, health insurance and workers’ compensation insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our clients or renegotiate pay rates with our healthcare providers.
Operational Risks
We are dependent on the proper functioning of our information systems and applications hosted by our vendors, and our inability to implement new technology systems and infrastructure could cause disruptions to our ability to operate effectively.
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

Cyber security risks and security breaches could adversely affect our business, disrupt operations, and harm our reputation.
Cyber incidents and security breaches can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, malware, ransomware, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. In addition, we rely on third party service providers to perform certain services, such as payroll and tax services. Any failure of our systems or third party systems may compromise our sensitive information and/or personally identifiable information of our employees. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.
We may be unable to recruit and retain enough quality healthcare professionals to meet our clients’ demands.
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
Legal, Tax, and Regulatory Risks
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
We are subject to various litigation, claims, investigations, and other proceedings which could result in substantial judgment, settlement costs, or uninsured liabilities.
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
We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (NOLs) in U.S. federal and state taxing jurisdictions, which, generally, for U.S. federal and state tax purposes, carry forward for up to twenty years or indefinitely, depending on the year the NOL was generated. Tax years generally remain subject to examination until three years after NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a taxing authority. If there are tax benefits, including, but not limited to, the use of NOLs, expense reimbursements, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes, interest, and penalties, or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations, and financial condition.
In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. Most recently, on March 27, 2020, the former President signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law, which was extended under the Taxpayer Certainty and Disaster Relief Act of 2020, passed on December 27, 2020. The CARES Act provided for an accelerated refund of prior year Alternative Minimum Tax, previously deemed refundable over a period of time in the 2017 Tax Act. Further, the CARES Act authorized a refundable tax credit against an employer’s portion of social security tax. We are not aware of any provision in the CARES Act or any other pending tax legislation that would have a material adverse impact on our financial performance. There can be no assurance that the CARES Act, the 2017 Tax Act, or any other legislative changes will not negatively impact our operating results, financial condition, and future business operations.
Lastly, we may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review the valuation allowances for our NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. If we are unable to use our NOLs or use of our NOLs is limited, we may have to make significant payments or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations, and financial condition.
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

Risks Relating to Our Indebtedness
We have a level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.
As of December 31, 2020, we had a total principal amount of $53.4 million in debt. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future. This may have the effect of increasing our total leverage. As a consequence of our indebtedness; (i) demands on our cash resources may increase; (ii) we are subject to restrictive covenants that limit our financial and operating flexibility. Our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (iii) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:
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
We could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness, which could adversely affect long term growth and results of operations.
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
General Business Risks
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

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2020, goodwill, trade names not subject to amortization, and other intangible assets represented 37% of our total assets. In 2020. 2019, and 2018, we recorded impairment charges of $10.7 million, $14.5 million, and $22.4 million, respectively.
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

We have registered 3,000,000 shares of common stock for issuance under our 2020 Omnibus Incentive Plan. Shares of restricted stock outstanding as of February 17, 2021 were 1,335,264. In addition, a target of 545,063 performance stock award grants were outstanding as of February 17, 2021. See Note 15 - Stockholders' Equity to our consolidated financial statements. Vested restricted stock and issuance of common stock related to our awards is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our operations are conducted through leased office space and as of December 31, 2020, we actively leased office space in 10 facilities located in 9 states throughout the United States. We also lease office space in a facility located in Pune, India, which houses certain software development and information technology support. In connection with the continuing developments from COVID-19, we expedited our restructuring plans and either reduced or fully vacated more than 50 leased office spaces during the year ended December 31, 2020. See our remaining lease obligations as of December 31, 2020 in Note 10 - Leases to our consolidated financial statements. We continuously evaluate facility needs based on the extent of our service offerings, the rate of client growth or decline, the geographic distribution of our client base, changing market conditions, and our long-term goals. As of December 31, 2020, our material leased properties are described below:

Our corporate headquarters is located in Boca Raton, Florida, with approximately 70,000 square feet of office space under lease through December 2025. The space is occupied by our corporate executive staff, legal, finance, risk management, internal audit, and information technology teams. Our Nurse and Allied executive staff and operations personnel as well as shared support functions of human resources, payroll and billing, sales, and marketing also occupy this space.

In Norcross, Georgia we have approximately 42,000 square feet of office space under lease through October 2024. Our Physician Staffing executive staff and operations personnel occupy approximately 19,000 square feet with the remainder of the space vacant and available for a sublease which we are currently seeking.

In Creve Coeur, Missouri, we have approximately 27,000 square feet of office space under lease through August 2024. Our Search executive staff and operations personnel occupy approximately 6,000 square feet with the remainder vacant and available for a sublease which we are currently seeking.

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 13 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Our common stock currently trades under the symbol “CCRN” on the Nasdaq Global Select Market (Nasdaq). Our common stock commenced trading on the Nasdaq National Market under the symbol “CCRN” on October 25, 2001.

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index,
and the Dow Jones US Business Training & Employment Agencies Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/15
12/16
12/17
12/18
12/19
12/20

	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
DJUSBE	$100.00	$88.68	$116.14	$85.17	$105.82	$110.34
CCRN	$100.00	$125.08	$102.24	$58.73	$93.11	$71.07
NASDAQ	$100.00	$113.66	$145.76	$140.10	$189.45	$272.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 17, 2021, there were 119 stockholders of record of our common stock. In addition, there were 4,984 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. At December 31, 2020 and 2019, we had 510,004 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of our credit agreement as described in Note 15 - Stockholders' Equity to our consolidated financial statements.

Item 6. Selected Financial Data.

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1. Business, Item 1A. Risk Factors, Forward-Looking Statements and Item 15. Consolidated Financial Statements and the accompanying notes and other data, all of which appear elsewhere in this Annual Report on Form 10-K.

Management's Discussion and Analysis below generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this

Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 5, 2020 and such information is incorporated herein by reference.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers. We recruit and place highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams and network of office locations, we offer our workforce solutions and we can place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. Our workforce solutions include MSPs, IRP, RPO, and other outsourcing and consultative services as described in Item 1. Business. By utilizing our various solutions, customers can better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a longstanding history of investing in our diversity, equality, and inclusion strategic initiatives as a key component of the organization’s overall corporate social responsibility program which is closely aligned with its core values to create a better future for our people, communities, the planet, and our shareholders.

We manage and segment our business based on the nature of the services we offer to our customers. As a result, we report three business segments – Nurse and Allied Staffing, Physician Staffing, and Search.

●    Nurse and Allied Staffing – For the year ended December 31, 2020, Nurse and Allied Staffing represented approximately 91% of our total revenue. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on long-term assignments to clients such as public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, OWS, IRP and consulting services.

●    Physician Staffing – For the year ended December 31, 2020, Physician Staffing represented approximately 8% of our total revenue. Physician Staffing provides physicians in many specialties, as well as CRNAs, NPs, and PAs as independent contractors on temporary assignments throughout the U.S.

●    Search – For the year ended December 31, 2020, Search represented approximately 1% of our total revenue. Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as RPO.

Summary of Operations

For the year ended December 31, 2020, revenue from services increased 1.7% year-over-year to $836.4 million, driven by growth in our largest segment, Nurse and Allied Staffing, due to continued acceleration in demand primarily as a result of a high volume of COVID-19 assignments, as well as our support of two labor disruptions. As a result of the rise in demand and a tight labor market, our average travel bill rates increased due to the increases in pay rates required to attract healthcare professionals. Throughout the pandemic, we have worked with our clients to adjust bill rates, both increasing and decreasing rates as necessary, to provide critical healthcare professionals. Revenue from Physician Staffing and Search decreased year-over-year by 8.9% and 28.8%, respectively, for the year ended December 31, 2020, as both segments continued to experience an adverse impact from COVID-19. Within Physician Staffing, revenue from advanced practices increased, offset by declines in other physician specialties.
Net loss attributable to common shareholders for the year ended December 31, 2020 was $13.0 million as compared to a net loss of $57.7 million in the prior year. Profitability in the current year was impacted by $6.1 million of restructuring costs and $16.2 million of impairment charges. Profitability in the year ended December 31, 2019 was impacted by $3.6 million of restructuring costs, $16.3 million of impairment charges, $1.6 million of legal settlement charges, $2.0 million loss on early extinguishment of debt, and $1.3 million loss on derivative.
For the year ended December 31, 2020, we generated cash flow from operating activities of $27.2 million and repaid a net of $17.6 million on our senior-secured asset-based credit facility (ABL). As of December 31, 2020, we had $1.6 million in cash and cash equivalents, and availability under the ABL of $125.5 million, with $53.4 million of borrowings drawn under our ABL, and $18.5 million of undrawn letters of credit outstanding, leaving $53.6 million available for borrowing. See Note 8 - Debt to our consolidated financial statements.
We expect that COVID-19 will continue to have a mixed impact on our business, with rapid changes possible in both demand and bill rates, and that higher bill rates will likely trend down throughout 2021.

See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of contract personnel on a full-time equivalent basis (FTE), revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

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

	Year Ended December 31,
	2020	2019
Revenue from services	100.0%	100.0%
Direct operating expenses	75.8	75.2
Selling, general and administrative expenses	20.8	22.1
Bad debt expense	0.4	0.3
Depreciation and amortization	1.5	1.7
Acquisition and integration-related costs	—	—
Restructuring costs	0.7	0.4
Legal settlement charges	—	0.2
Impairment charges	1.9	2.0
Loss from operations	(1.1)	(1.9)
Interest expense	0.3	0.6
Loss on derivative	—	0.2
Loss on early extinguishment of debt	—	0.2
Other income, net	—	—
Loss before income taxes	(1.4)	(2.9)
Income tax expense (benefit)	—	3.9
Consolidated net loss	(1.4)	(6.8)
Less: Net income attributable to noncontrolling interest in subsidiary	0.1	0.2
Net loss attributable to common shareholders	(1.5)%	(7.0)%

Comparison of Results for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2020	2019	$	%
	(Dollars in thousands)
Revenue from services	$836,417	$822,224	$14,193	1.7%
Direct operating expenses	633,685	618,215	15,470	2.5%
Selling, general and administrative expenses	173,809	181,959	(8,150)	(4.5)%
Bad debt expense	3,035	2,008	1,027	51.1%
Depreciation and amortization	12,671	14,075	(1,404)	(10.0)%
Acquisition and integration-related costs	77	201	(124)	(61.7)%
Restructuring costs	6,052	3,571	2,481	69.5%
Legal settlement charges	—	1,600	(1,600)	(100.0)%
Impairment charges	16,248	16,306	(58)	(0.4)%
Loss from operations	(9,160)	(15,711)	6,551	41.7%
Interest expense	2,890	5,306	(2,416)	(45.5)%
Loss on derivative	—	1,284	(1,284)	(100.0)%
Loss on early extinguishment of debt	—	1,978	(1,978)	(100.0)%
Other expense (income), net	280	(68)	348	511.8%
Loss before income taxes	(12,330)	(24,211)	11,881	49.1%
Income tax (benefit) expense	(188)	31,732	(31,920)	(100.6)%
Consolidated net loss	(12,142)	(55,943)	43,801	78.3%
Less: Net income attributable to noncontrolling interest in subsidiary	820	1,770	(950)	(53.7)%
Net loss attributable to common shareholders	$(12,962)	$(57,713)	$44,751	77.5%

Revenue from services

Revenue from services increased $14.2 million, or 1.7%, to $836.4 million for the year ended December 31, 2020, as compared to $822.2 million for the year ended December 31, 2019. The increase was due primarily to growth in our Nurse and Allied Staffing segment, partially offset by declines in our Physician Staffing and Search segments. Revenue growth within Nurse and Allied was driven primarily by higher demand and bill rates related to COVID-19, which were partially offset by declines in revenue from education clients, and other specialties impacted by hospitals deferrals of elective procedures and lower census earlier in the year.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $15.5 million, or 2.5%, to $633.7 million for the year ended December 31, 2020, as compared to $618.2 million for the year ended December 31, 2019. As a percentage of total revenue, direct operating expenses increased to 75.8% compared to 75.2% in the prior year period, reflecting a change in the mix of business, primarily as the higher compensation of COVID-19 assignments were generally priced at a lower average margin.
Selling, general and administrative expenses

Selling, general and administrative expenses decreased $8.2 million, or 4.5%, to $173.8 million for the year ended December 31, 2020, as compared to $182.0 million for the year ended December 31, 2019, primarily driven by reductions in headcount and lower rent expense due to the closure of a significant number of offices, associated with our cost reduction program, as well as lower consulting expenses. These reductions were partially offset by increases in equity compensation expense, IT expenses relating to our digital transformation, and legal fees, as well as additional compensation expense related to the short-term incentive plan. As a percentage of total revenue, selling, general and administrative expenses were 20.8% and 22.1% for the years ended December 31, 2020 and December 31, 2019, respectively.

Depreciation and amortization expense

Depreciation and amortization expense in the year ended December 31, 2020 decreased to $12.7 million as compared to $14.1 million for the year ended December 31, 2019. Amortization expense in both years included accelerated amortization of trade names associated with our rebranding initiatives, partially offset by lower depreciation expense related to fully amortized assets that have not been replaced. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 1.5% for the year ended December 31, 2020 and 1.7% for the year ended December 31, 2019.

Restructuring costs

Restructuring costs for the years ended December 31, 2020 and 2019 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint, as well as reorganization costs as part of our planned costs savings initiatives for the year ended December 31, 2020. Restructuring costs totaled $6.1 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively.

Legal settlement charges

here were no legal settlement charges for the year ended December 31, 2020. Legal settlement charges totaled $1.6 million for the year ended December 31, 2019 related to the resolution of a medical malpractice lawsuit in excess of carrier limits, as well as a 2019 California wage and hour class action settlement agreement. T

Impairment charges

Impairment charges totaled $16.2 million for the year ended December 31, 2020. These were comprised of $10.7 million of impairment, primarily related to goodwill and other intangible assets of our Search and Nurse and Allied businesses, and $5.5 million related to right-of-use assets and related property and equipment in connection with leases that were vacated during the year. During the year ended December 31, 2019, in connection with our restructuring activities, we ceased using leased space which resulted in impairment charges related to our right-of-use assets of $1.2 million and $0.6 million of impairment related to property and equipment. In addition, as part of evolving our go-to-market strategy, in the second quarter of 2019, we eliminated certain brands across all of our segments as part of our rebranding initiatives and, as a result, $14.5 million of indefinite-lived trade names related to Nurse and Allied Staffing were written off as impairment charges. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 10 - Leases to our consolidated financial statements.

Interest expense

Interest expense totaled $2.9 million for the year ended December 31, 2020 and $5.3 million for the year ended December 31, 2019, due to lower average borrowings and a lower effective interest rate. The effective interest rate on our borrowings was 3.5% and 5.1% for the years ended December 31, 2020 and 2019, respectively.

Loss on derivative

There were no charges related to loss on derivative for the year ended December 31, 2020. We incurred a loss on derivative of $1.3 million for the year ended December 31, 2019 which was paid to terminate an interest rate hedge related to our term loan that was subsequently refinanced in October 2019. See Note 8 - Debt and Note 9 - Derivative to our consolidated financial statements.
Loss on early extinguishment of debt
There were no charges related to loss on early extinguishment of debt for the year ended December 31, 2020. Loss on early extinguishment of debt totaled $2.0 million for the year ended December 31, 2019. The loss related to write-off and extinguishment costs of $1.5 million related to the refinancing of our debt in the fourth quarter of 2019, and the write-off of debt issuance costs of $0.5 million in the prior quarters related to optional prepayments on our term loan made in the first and second quarters as well as optional reductions in borrowing capacity under our prior revolving credit facility. See Note 8 - Debt to our consolidated financial statements.

Income tax (benefit) expense

Income tax benefit totaled $0.2 million for the year ended December 31, 2020, compared to income tax expense of $31.7 million for the year ended December 31, 2019. The effective tax rate was 1.5% and negative 131.1%, including the impact of discrete items, for the years ended December 31, 2020 and 2019, respectively. The effective tax rate in 2020 was impacted by the additional valuation allowance on deferred tax assets, impairment of indefinite-lived intangibles, and international and state taxes. The effective tax rate in 2019 was impacted by the initial establishment of a valuation allowance on the majority of our deferred tax assets, impairment of indefinite-lived intangibles, and international and state taxes. See Note 14 - Income Taxes to our consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Year Ended December 31,
	2020	2019
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$757,949	$732,815
Physician Staffing	67,934	74,605
Search	10,534	14,804
	$836,417	$822,224

Contribution income (loss):
Nurse and Allied Staffing	$75,293	$64,353
Physician Staffing	3,619	2,758
Search	(1,124)	(823)
	77,788	66,288

Corporate overhead	51,900	46,246
Depreciation and amortization	12,671	14,075
Acquisition and integration-related costs	77	201
Restructuring costs	6,052	3,571
Legal settlement charges	—	1,600
Impairment charges	16,248	16,306
Loss from operations	$(9,160)	$(15,711)

In 2019, as part of our rebranding efforts, we merged our permanent search recruitment brands. As a result, for the year ended December 31, 2018 $1.7 million of revenue and $0.2 million of contribution income were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation. See Note 18 - Segment Data.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2020	2019	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,037	7,113	(1,076)	(15.1)%
Average Nurse and Allied Staffing revenue per FTE per day	$343	$282	$61	21.6%

Physician Staffing statistical data:
Days filled	38,987	44,381	(5,394)	(12.2)%
Revenue per day filled	$1,742	$1,681	$61	3.6%

See definition of Business Measurements under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

Nurse and Allied Staffing

Revenue increased $25.1 million, or 3.4% to $757.9 million for the year ended December 31, 2020, from $732.8 million for the year ended December 31, 2019.

Contribution income for the year ended December 31, 2020, increased $10.9 million or 17.0%, to $75.3 million from $64.4 million in year ended December 31, 2019. As a percentage of segment revenue, contribution income margin increased to 9.9% for the year ended December 31, 2020 from 8.8% for the year ended December 31, 2019.

The average number of FTEs on contract during the year ended December 31, 2020 decreased 15.1% from the year ended December 31, 2019. Average revenue per FTE per day increased approximately 21.6% in the year ended December 31, 2020 compared to the year ended December 31, 2019.
Physician Staffing

Revenue decreased $6.7 million, or 8.9% to $67.9 million for the year ended December 31, 2020, compared to $74.6 million for the year ended December 31, 2019.
Contribution income for the year ended December 31, 2020, increased $0.8 million or 31.2% to $3.6 million compared to $2.8 million in the year ended December 31, 2019. As a percentage of segment revenue, contribution income was 5.3% for the year ended December 31, 2020 and 3.7% for the year ended December 31, 2019.

Total days filled decreased 12.2% to 38,987 in the year ended December 31, 2020, compared to 44,381 in the year ended December 31, 2019. Revenue per day filled was $1,742 for the year ended December 31, 2020 and $1,681 for the year ended December 31, 2019.

Search

Revenue for the year ended December 31, 2020, decreased $4.3 million, or 28.8%, to $10.5 million from $14.8 million in the year ended December 31, 2019.

Contribution loss was $1.1 million for the year ended December 31, 2020, compared with $0.8 million for the year ended December 31, 2019.

Corporate overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $51.9 million for the year ended December 31, 2020, from $46.2 million for the year ended December 31, 2019. As a percentage of consolidated revenue, unallocated corporate overhead was 6.2% for the year ended December 31, 2020, and 5.6% for the year ended December 31, 2019.

Transactions with Related Parties

See Note 17 - Related Party Transactions to our consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2020, we had $1.6 million in cash and cash equivalents and $53.4 million of borrowings drawn under our ABL. Working capital decreased by $8.2 million to $89.7 million as of December 31, 2020, compared to $97.9 million as of December 31, 2019, primarily due to the timing of disbursements and increased compensation accruals. As of December 31, 2020 and 2019, our days' sales outstanding, net of amounts owed to subcontractors, was 58 days. As of December 31, 2020, we do not have any off-balance sheet arrangements.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service. This includes our commitments, both short-term and long-term, of interest expense on our ABL credit facility, payments on our promissory note payable, and operating lease commitments, as well as any settlements on uncertain tax positions, and future principal payments on our ABL credit facility. Although there is uncertainty related to the anticipated impact of COVID-19 on our future results, we expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

Cash Flow Comparisons

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net cash provided by operating activities during the year ended December 31, 2020 was $27.2 million compared to $5.5 million during the year ended December 31, 2019, primarily due to stronger collections and the timing of disbursements.

Net cash used in investing activities during the year ended December 31, 2020 was $4.6 million compared to $2.9 million in the year ended December 31, 2019. Net cash used in both periods was for capital expenditures, primarily related to the project to replace our applicant tracking system.

Net cash used in financing activities during the year ended December 31, 2020 was $22.0 million, compared to $17.6 million during the year ended December 31, 2019. During the year ended December 31, 2020, we used cash to repay borrowing on our ABL of $17.6 million, $2.4 million to pay our note payable, and $2.0 million for other financing activities. During the year ended December 31, 2019, we used cash to repay borrowing on our ABL and make optional debt prepayments on our prior senior credit facility of $12.9 million, $2.1 million to pay debt issuance costs and other debt-related fees and expenses, and $2.6 million for other financing activities.

Debt
2019 ABL Credit Agreement

As more fully described in Note 8 - Debt to our consolidated financial statements, effective October 25, 2019, our prior senior credit facility entered into in August 2017 was replaced by a $120.0 million ABL Credit Agreement (Loan Agreement), which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remain the same.

As of December 31, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of December 31, 2020. Availability under the ABL is subject to a borrowing base, which was $125.5 million at December 31, 2020, with $53.4 million of borrowings drawn as well as $18.5 million of letters of credit outstanding, leaving $53.6 million available for borrowing.

Note Payable

As of December 31, 2020, the current portion of the subordinated promissory note payable, made in connection with the Mediscan acquisition, in the amount of $2.4 million is included in other current liabilities and the long-term portion of $2.5 million is included in other long-term liabilities on the consolidated balance sheets.

See Note 8 - Debt to our consolidated financial statements.

Stockholders' Equity

See Note 15 - Stockholders' Equity to our consolidated financial statements.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2020, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2020, 2019, and 2018 is more fully described.

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

See Note 10 - Leases and Note 11 - Fair Value Measurements for further discussion of impairment testing.

Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, long-term growth rates, the identification of appropriate market multiples, royalty rates, and the choice of an appropriate discount rate. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets. In addition, deterioration of demand for our services, deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1A. Risk Factors, may affect our determination of fair value of goodwill, trade names, or other intangible assets. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreement an impairment charge will not have an impact on our liquidity. As of December 31, 2020, we had total goodwill, intangible assets not subject to amortization, and other intangible assets of $131.7 million or 36.9% of our total assets.

Health, workers' compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2020 and 2019, we had $3.9 million and $3.6 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2020, and 2019, we had $12.4 million and $11.8 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary semi-annually. As of December 31, 2020, and 2019, we had $5.8 million and $6.7 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary semi-annually.

Revenue recognition

We recognize revenue from our services when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for the service. We have concluded that transfer of control of our staffing services, which represents the majority of our revenues, occurs over time as the services are provided, which is consistent with revenue recognition under the prior guidance.

The following is a description of the nature, amount, timing and uncertainty of revenue and cash flows from which we generate revenue.
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time, and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2020 and December 31, 2019, our estimate of amounts that had been worked but had not been billed totaled $48.3 million and $46.1 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
We offer other optional services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross Versus Net Policies), RPO, other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of our consolidated revenue for the years ended December 31, 2020, 2019, and 2018. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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
Gross Versus Net Policies
We record revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:
•We have certain contracts with acute care facilities to provide comprehensive MSP solutions. Under these contract arrangements, we use our nurses primarily, along with those of third party subcontractors, to fulfill customer orders. If a subcontractor is used, we invoice our customer for these services, but revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by us for our MSP services.
•Revenue from our Physician Staffing business is recognized on a gross basis as we believe we are the principal in the arrangements.

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance based on historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse conditions adjusted for current expectations for the customers or industry. Based on the information currently available, we also considered current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for billing-related adjustments which may arise in the ordinary course and adjustments to the reserve are recorded as contra-revenue. As of December 31, 2020 and 2019, our total allowances were $4.0 million and $3.2 million, respectively.

Contingent liabilities

We are subject to various litigation, claims, investigations, and other proceedings that arise in the ordinary course of our business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. Our healthcare facility clients may also become subject to claims, governmental inquiries and investigations, and legal actions to which we may become a party relating to services provided by our professionals. We record a liability when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. Significant judgment is required to determine both the probability of loss and the estimated amount. At least quarterly, we review our accrual and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or new information. However, losses ultimately incurred could materially differ from amounts accrued. See Note 13 - Contingencies.

Income taxes

We account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2020, we have deferred tax assets related to certain federal, state, and foreign net operating loss carryforwards of $20.5 million. But for those net operating loss carryforwards with an indefinite carryover, the carryforwards will expire as follows: federal between 2032 and 2040, state between 2021 and 2040, and foreign between 2021 and 2025.
As of December 31, 2020 and 2019, we had valuation allowances on our deferred tax assets of $37.5 million and $37.3 million, respectively. As of June 30, 2019, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of this evaluation, an additional valuation allowance of $36.0 million was recorded in the second quarter ($35.8 million of which was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income) to reduce the portion of the deferred tax asset that is not more likely than not to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The December 31, 2020 and 2019 valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized. See Note 14 - Income Taxes to our consolidated financial statements.

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
We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the Income Taxes Topic of the FASB ASC. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The entire portion of the unrecognized tax benefit is classified as a component of other long-term liabilities in the consolidated balance sheets. As of December 31, 2020, total unrecognized tax benefits recorded was $6.9 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

See Item 1. Business.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk associated with our debt instruments which have interest based on variable rates. As of December 31, 2020, we are exposed to the risk of fluctuation in interest rates relating to our ABL Credit Agreement (ABL) entered into on October 25, 2019. Our ABL charges us interest at a rate based on either LIBOR or Base Rate (as defined in the ABL Credit Agreement) plus an applicable margin.

A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million and $0.9 million, respectively, for the years ended December 31, 2020 and 2019, excluding the impact of the interest rate swap agreement. Considering the effect of our interest rate swap agreement in a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million for the year ended December 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act of 1934, as amended, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2021 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2020, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	—	$—	2,874,588
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	—	$—	2,874,588

(1) For Performance Stock Awards issued under the 2020 Omnibus Incentive Plans, we consider the expected number of shares that may be issued under the award to be outstanding. When the number of Performance Stock Awards have been determined, we true up the actual number of shares that were awarded and return any unawarded shares into shares available for issuance. Performance Stock Awards will be issued under the 2020 Omnibus Incentive Plan beginning March 31, 2021. See Note 15 - Stockholders' Equity to our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019, and 2018

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

4.4
Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.)

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

10.10
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

10.17
Fourth Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated May 31, 2017 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2017 and incorporated by reference herein.)

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

10.25
Amendment No. 1 to ABL Credit Agreement, dated as of June 30, 2020, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, PNC Bank, N.A., as lender, and Wells Fargo Bank, N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K dated June 30, 2020 and incorporated by reference herein.)

10.26 #
Form of Non-Employee Directors' Restricted Stock Agreement under Cross Country Healthcare, Inc. 2020 Stock Incentive Plan (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein.)

10.27 #	Offer Letter by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)
10.28 #
Employment Agreement by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)

*10.29 #	Revised Offer Letter by and between Cross Country Healthcare, Inc. and Susan E. Ball, dated as of February 22, 2021
*10.30 #	Amendment and Restatement to Employment Agreement, dated February 22, 2021, by and between Cross Country Healthcare, Inc. and William J. Burns
*14.1	Code of Ethics, revised November 17, 2020
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

 EXHIBIT INDEX (CONTINUED)

No.	Description
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

No.	Description
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Name: Kevin C. Clark
Title: Co-Founder & Chief Executive Officer
Principal Executive Officer
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Clark	Co-Founder & Chief Executive Officer	February 25, 2021
Kevin C. Clark	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	February 25, 2021
William J. Burns	(Principal Accounting and Financial Officer)

/s/ W. Larry Cash	Director	February 25, 2021
W. Larry Cash

/s/ Thomas C. Dircks	Director	February 25, 2021
Thomas C. Dircks

/s/ Gale Fitzgerald	Director	February 25, 2021
Gale Fitzgerald

/s/ Darrell S. Freeman, Sr.	Director	February 25, 2021
Darrell S. Freeman, Sr.

/s/ Janice E. Nevin, M.D., MPH	Director	February 25, 2021
Janice E. Nevin, M.D., MPH

/s/ Mark Perlberg	Director	February 25, 2021
Mark Perlberg

/s/ Joseph A. Trunfio, Ph.D.	Director	February 25, 2021
Joseph A. Trunfio, Ph.D.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cross Country Healthcare, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
The Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02, Leases (Topic 842), which was adopted prospectively using the transition method.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Refer to Notes 2 and 5 to the consolidated financial statements
Critical Audit Matter Description
The goodwill balance relating to the Company’s Search reporting unit at December 31, 2019 and December 31, 2020 was $11.9 million and $1.7 million, respectively. During the second quarter of 2020, management identified indicators of impairment and performed a quantitative analysis of the fair value of the Search reporting unit which indicated the carrying value exceeded the fair value. The Company recorded an impairment charge of $10.2 million. The Company’s qualitative assessment during the fourth quarter of 2020 concluded that it was not more likely than not that the fair value of the Search reporting unit had dropped below its carrying value as of the annual measurement date and, therefore, no further impairment was recognized. The determination of the fair value of the Search reporting unit requires management to make significant estimates and assumptions related to forecasts of future revenues, operating costs, the discount rates and the long-term growth rates. Changes in these assumptions could have a significant impact on the fair value of reporting unit.
We identified the valuation of goodwill for the Search reporting unit as a critical audit matter because of the significant estimates and assumptions management makes relating to the Search reporting unit’s forecasted revenues, operating costs, the discount rate and the long-term growth rates. Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the Search reporting unit cash flow forecasts required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted revenue, operating costs, the discount rate and the long-term growth rate for the Search reporting unit included the following, among others:
•Tested effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s review of revenue and operating cost projections.
•Evaluated management’s revenue and operating cost projections by:
1.Assessing the inherent risk in management’s projections by performing sensitivity analyses of significant assumptions.
2.Performing a retrospective review of management’s forecasting accuracy by comparing actual results to management’s historical forecasts, including any updates to the forecast as a result of current market conditions.
3.Comparing management’s estimates of revenue growth rates, and operating cost levels used in management’s projections to publicly available information, such as third-party industry reports, press releases and analyst reports, macroeconomic information, including considerations related to current market conditions.
4.Examining internal communications between management and the Board of Directors to identify any contradictory information.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and long-term growth rates as follows:
1.Discount rate – (a) Tested the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation; and (b) Developed a range of independent estimates and compared those to the discount rates selected by management.
2.Long-term growth rates – (a) Compared the long-term growth rate to applicable industry growth rates from third-party sources forecasted as of the testing date and (b) Compared the long-term growth rate to projected real GDP growth and expected inflation from third-party economic forecast data.

/s/ Deloitte & Touche LLP

Boca Raton, Florida
February 25, 2021
We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,600	$1,032
Accounts receivable, net of allowances of $4,021 in 2020 and $3,219 in 2019	170,003	169,528
Prepaid expenses	5,455	6,097
Insurance recovery receivable	4,698	5,011
Other current assets	1,355	1,689
Total current assets	183,111	183,357
Property and equipment, net	12,351	11,832
Operating lease right-of-use assets	10,447	16,964
Goodwill	90,924	101,066
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	34,831	44,957
Other non-current assets	19,409	18,298
Total assets	$356,973	$382,374

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$49,877	$45,726
Accrued compensation and benefits	35,540	31,307
Operating lease liabilities - current	4,509	4,878
Other current liabilities	3,497	3,554
Total current liabilities	93,423	85,465
Revolving credit facility	53,408	70,974
Operating lease liabilities - non-current	15,234	19,070
Non-current deferred tax liabilities	6,592	7,523
Long-term accrued claims	25,412	26,938
Contingent consideration	—	4,867
Other long-term liabilities	7,995	4,037
Total liabilities	202,064	218,874

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 36,177,279 and 35,870,560 shares issued and outstanding at December 31, 2020 and 2019, respectively	4	4
Additional paid-in capital	310,388	305,643
Accumulated other comprehensive loss	(1,280)	(1,240)
Accumulated deficit	(154,737)	(141,775)
Total Cross Country Healthcare, Inc. stockholders' equity	154,375	162,632
Noncontrolling interest in subsidiary	534	868
Total stockholders' equity	154,909	163,500
Total liabilities and stockholders' equity	$356,973	$382,374

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Revenue from services	$836,417	$822,224	$816,484
Operating expenses:
Direct operating expenses	633,685	618,215	606,921
Selling, general and administrative expenses	173,809	181,959	180,230
Bad debt expense	3,035	2,008	2,204
Depreciation and amortization	12,671	14,075	11,780
Acquisition and integration-related costs	77	201	3,048
Restructuring costs	6,052	3,571	2,758
Legal settlement charges	—	1,600	—
Impairment charges	16,248	16,306	22,423
Total operating expenses	845,577	837,935	829,364
Loss from operations	(9,160)	(15,711)	(12,880)
Other expenses (income):
Interest expense	2,890	5,306	5,654
Loss on derivative	—	1,284	—
Loss on early extinguishment of debt	—	1,978	79
Other expense (income), net	280	(68)	(418)
Loss before income taxes	(12,330)	(24,211)	(18,195)
Income tax (benefit) expense	(188)	31,732	(2,478)
Consolidated net loss	(12,142)	(55,943)	(15,717)
Less: Net income attributable to noncontrolling interest in subsidiary	820	1,770	1,234
Net loss attributable to common shareholders	$(12,962)	$(57,713)	$(16,951)

Net loss per share attributable to common shareholders - Basic and diluted	$(0.36)	$(1.61)	$(0.48)

Weighted average common shares outstanding:
Basic and diluted	36,088	35,815	35,657

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Consolidated net loss	$(12,142)	$(55,943)	$(15,717)

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation (loss) gain	(40)	47	(153)
Unrealized loss on interest rate contracts	—	(1,078)	(420)
Reclassification adjustment to statement of operations	—	1,312	186
	(40)	281	(387)
Taxes on other comprehensive (loss) income:
Income tax effect related to unrealized foreign currency translation gain (loss)	—	26	(31)
Income tax effect related to unrealized loss on interest rate contracts	—	(571)	(107)
Income tax effect related to reclassification adjustment to statement of operations	—	93	48
Valuation allowance adjustment	—	511	—
	—	59	(90)
Other comprehensive (loss) income, net of tax	(40)	222	(297)

Comprehensive loss	(12,182)	(55,721)	(16,014)
Less: Net income attributable to noncontrolling interest in subsidiary	820	1,770	1,234
Comprehensive loss attributable to common shareholders	$(13,002)	$(57,491)	$(17,248)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2017	35,838	$4	$305,362	$(1,166)	$(67,111)	$630	$237,719
Exercise of share options	21	—	—	—	—	—	—
Vesting of restricted stock and performance stock awards	199	—	(889)	—	—	—	(889)
Equity compensation	—	—	3,575	—	—	—	3,575
Stock repurchase and retirement	(432)	—	(5,000)	—	—	—	(5,000)
Foreign currency translation adjustment, net of taxes	—	—	—	(121)	—	—	(121)
Net change in hedging transaction, net of taxes	—	—	—	(175)	—	—	(175)
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,194)	(1,194)
Net (loss) income	—	—	—	—	(16,951)	1,234	(15,717)
Balances at December 31, 2018	35,626	4	303,048	(1,462)	(84,062)	670	218,198
Exercise of share options	14	—	—	—	—	—	—
Vesting of restricted stock	231	—	(801)	—	—	—	(801)
Equity compensation	—	—	3,396	—	—	—	3,396
Foreign currency translation adjustment, net of taxes	—	—	—	47	—	—	47
Net change in hedging transaction, net of taxes	—	—	—	175	—	—	175
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,572)	(1,572)
Net (loss) income	—	—	—	—	(57,713)	1,770	(55,943)
Balances at December 31, 2019	35,871	4	305,643	(1,240)	(141,775)	868	163,500
Vesting of restricted stock	306	—	(658)	—	—	—	(658)
Equity compensation	—	—	5,403	—	—	—	5,403
Foreign currency translation adjustment, net of taxes	—	—	—	(40)	—	—	(40)
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,154)	(1,154)
Net (loss) income	—	—	—	—	(12,962)	820	(12,142)
Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Consolidated net loss	$(12,142)	$(55,943)	$(15,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,671	14,075	11,780
Provision for allowances	4,269	3,243	5,974
Deferred income tax (benefit) expense	(932)	31,159	(3,410)
Non-cash lease expense	3,547	4,989	—
Impairment charges	16,248	16,306	22,423
Loss on early extinguishment of debt	—	1,978	79
Equity compensation	5,403	3,396	3,575
Other non-cash costs	990	513	3,679
Changes in operating assets and liabilities:
Accounts receivable	(4,745)	(6,642)	2,820
Prepaid expenses and other assets	(2,083)	(1,574)	(2,514)
Accounts payable and accrued expenses	7,239	(1,308)	(7,095)
Operating lease liabilities	(5,872)	(5,820)	—
Other	2,611	1,170	(597)
Net cash provided by operating activities	27,204	5,542	20,997

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(1,930)
Acquisition-related settlements	—	—	(151)
Purchases of property and equipment	(4,615)	(2,940)	(4,597)
Net cash used in investing activities	(4,615)	(2,940)	(6,678)

Cash flows from financing activities
Principal payments on term loan	—	(83,876)	(16,124)
Principal payments on note payable	(2,426)	—	—
Borrowings under revolving credit facility	—	5,000	—
Repayments on revolving credit facility	—	(5,000)	—
Debt issuance costs	(81)	(2,058)	(308)
Proceeds under Senior Secured Asset-Based revolving credit facility	—	76,640	—
Borrowings under Senior Secured Asset-Based revolving credit facility	420,334	71,934	—
Repayments on Senior Secured Asset-Based revolving credit facility	(437,900)	(77,600)	—
Cash payments to noncontrolling shareholder	(1,153)	(1,573)	(1,194)
Stock repurchase and retirement	—	—	(5,000)
Other	(784)	(1,066)	(1,141)
Net cash used in financing activities	(22,010)	(17,599)	(23,767)

Effect of exchange rate changes on cash	(11)	10	(70)

Change in cash and cash equivalents	568	(14,987)	(9,518)
Cash and cash equivalents at beginning of year	1,032	16,019	25,537
Cash and cash equivalents at end of year	$1,600	$1,032	$16,019

Supplemental disclosure of cash flow information:
Interest paid	$2,666	$4,554	$6,340
Income taxes paid	$612	$555	$1,043

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

1. Organization and Basis of Presentation

Nature of Business

Cross Country Healthcare, Inc. (the Company) was incorporated in Delaware on July 29, 1999 as a business providing travel nurse and allied health staffing services. As of December 31, 2020, the Company provides total talent management services, including strategic workforce solutions, contingent staffing, permanent placement and other consultative services for healthcare clients. The Company recruits and places qualified healthcare professionals in virtually every specialty and area of expertise. Its diverse client base includes both clinical and nonclinical settings, servicing both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory-care centers, single and multi-specialty physician practices, urgent care centers, both public schools and charter schools, rehabilitation and sports medicine clinics, correctional facilities, government facilities, and many other healthcare providers.

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. The consolidated financial statements include all assets, liabilities, revenue, and expenses of Cross Country Talent Acquisition Group, LLC, which is controlled by the Company but not wholly owned. The Company records the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. Effective December 31, 2020, the sole professional staffing services agreement held by this joint venture was terminated. The Company expects to dissolve Cross Country Talent Acquisition Group, LLC in the first quarter of 2021. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation. See consolidated statements of operations, statements of cash flows, Note 7 - Balance Sheet Details, Note 14 - Income Taxes, and Note 18 - Segment Data.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the current global outbreak of COVID-19 using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) share-based compensation; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies, (viii) income taxes; and (ix) sales and other non-income tax liabilities. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates, including management's expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. Interest income on cash and cash equivalents was immaterial for the year ended December 31, 2020, $0.2 million for the year ended December 31, 2019, and $0.4 million for the year ended December 31, 2018 is included in other income, net, in the consolidated statements of operations.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

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

The following table reconciles the opening balance of the allowance for doubtful accounts to the closing balance for expected credit losses:

Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1, 2020	$2,406
Bad Debt Expense	539
Write-Offs, net of Recoveries	(349)
Balance at March 31, 2020	2,596
Bad Debt Expense	898
Write-Offs, net of Recoveries	(532)
Balance at June 30, 2020	2,962
Bad Debt Expense	946
Write-Offs, net of Recoveries	(800)
Balance at September 30, 2020	3,108
Bad Debt Expense	652
Write-Offs, net of Recoveries	(344)
Balance at December 31, 2020	$3,416

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of December 31, 2020 and December 31, 2019 was $0.6 million and $0.8 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2020 and 2019, or revenue for the years ended December 31, 2020, 2019, and 2018.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the individual lease. On an annual basis, the Company reviews its property and equipment listings and disposes of assets that are no longer in use.

Certain software development costs have been capitalized in accordance with the provisions of the Intangibles-Goodwill and Other/Internal-Use Software Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Such costs include charges for consulting services and costs for Company personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs is included in depreciation expense in the consolidated statements of operations and begins when the software is ready for use. See Note 6 - Property and Equipment.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

Cloud Computing Arrangements

Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase in accordance with the Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In connection with the licensing of software products, the Company has entered into arrangements in which it does not take possession of the software; rather, the software application resides on the vendor's or a third party's hardware, and the Company accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. Therefore, the cloud computing arrangement does not give rise to an intangible asset. Costs are capitalized in accordance with the Company’s policies for other capitalizable service costs. Amortization is calculated over the contractual term of the cloud computing arrangement and is included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2020, the Company has a current asset of $0.4 million, and an immaterial amount as of December 31, 2019, included in prepaid expenses and a non-current asset of $3.2 million and $0.8 million, respectively, included in other non-current assets in the consolidated balance sheets that have been capitalized in conjunction with implementations. Amortization of the cloud computing assets was immaterial for the years ended December 31, 2020 and 2019.

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
Business Combinations
The Company applies accounting in accordance with the Business Combinations Topic of the FASB ASC when it acquires control over a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded as acquisition and integration costs; noncontrolling interests, if any, are reflected at fair value at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the consolidated statements of operations of the combined entity beginning on the date of acquisition. See Note 4 - Acquisitions.

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

When reviewed, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the quantitative testing. If it is determined that a quantitative test is necessary or more efficient than a qualitative approach, the Company measures the fair value of its reporting units using a combination of income and market approaches.

The Company performs its annual review on October 1 in accordance with the provisions of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASU 2017-04, if the reporting unit’s carrying value exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss is considered, if applicable.
The Company determines its reporting units by identifying its operating segments and any component businesses and aggregates the component businesses if they have similar economic characteristics. The Company had the following reporting units that it reviewed for impairment: (1) Nurse and Allied Staffing; (2) Physician Staffing; and (3) Search.
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
Debt Discount and Debt Issuance Costs

Stated discounts on proceeds and other fees reimbursed to lenders were treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Discounts were amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

Derivative Financial Instruments

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

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

Pursuant to the Other Expenses/Insurance Costs Topic of the FASB ASC, under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2020 and 2019 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2020 and 2019, the Company had outstanding approximately $17.0 million and $18.1 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. Effective January 1, 2016, the Company has a claims-made professional liability policy for its physicians and advanced practitioners, with a $0.5 million self-insured retention per claim. Prior to January 1, 2016, the Company had an occurrence-based professional liability policy for its independent contractor physicians

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

and advanced practitioners. At December 31, 2020 and 2019, the Company had outstanding $1.5 million and $1.8 million, respectively, of standby letters of credit as collateral to secure reimbursement of expenses under the existing plan.

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

Revenue Recognition

In the first quarter of 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduced a five-step revenue recognition model in which an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. See Note 3 - Revenue Recognition.

Revenue from the Company’s services is recognized when control of the promised services are transferred to the Company’s customers, in an amount that reflects the consideration it expects to receive in exchange for the service. The Company has concluded that transfer of control of its staffing services, which represents the majority of its revenues, occurs over time as the services are provided.

The following is a description of the nature, amount, timing, and uncertainty of revenue and cash flows from which the Company generates revenue.
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2020 and December 31, 2019, the Company's estimate of amounts that had been worked but had not been billed totaled $48.3 million and $46.1 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross Versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of its consolidated revenue for the years ended December 31, 2020, 2019, and 2018. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services. The Company does not, in the ordinary course of business, offer warranties or refunds.

Gross Versus Net Policies
The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

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

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. With respect to the Revenue from Contracts with Customers Topic of the FASB ASC, there were no contract assets or material contract liabilities as of December 31, 2020 and 2019.

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

Share-Based Compensation

For the years ended December 31, 2020, 2019, and 2018, the Company granted performance-based stock awards and restricted stock for a fixed number of common shares to employees. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

The Company granted performance-based stock awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan, amended and restated on May 23, 2017 (2017 Plan), and replaced by the 2020 Omnibus Incentive Plan, effective for awards granted after May 19, 2020, as described in Note 15 - Stockholders' Equity. Pursuant to the plans, the number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment. The Company recognizes performance-based restricted stock as

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations, and totaled $5.4 million, $3.4 million, and $3.6 million during the years ended December 31, 2020, 2019, and 2018, respectively. See Note 15 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists primarily of online advertising, internet direct marketing, print media, and promotional material. Advertising costs are expensed as incurred and totaled $6.2 million, $7.9 million, and $6.7 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Year Ended December 31,
	2020		2019		2018
	(amounts in thousands)
	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs
Balance at beginning of period	$386	$1,223	$556	$127	$87	$441
Charged to restructuring costs(a)	2,525	2,190	1,870	1,311	1,600	184
Payments	(2,412)	(726)	(2,040)	(215)	(1,131)	(235)
Balance at end of period	$499	$2,687	$386	$1,223	$556	$390
________________

(a) Aside from what is presented in the table above, restructuring costs in the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 include: (i) $1.1 million, $0.2 million, and $0.4 million, respectively, of ongoing lease costs related to the Company's strategic reduction in its real estate footprint which are included as operating lease liabilities - current and non-current in our consolidated balance sheets, and (ii) $0.5 million of other costs for the year ended December 31, 2018. Other costs were immaterial for the years ended December 31, 2020 and 2019. In addition, the year ended December 31, 2020 includes $0.2 million of legal entity reorganization costs.

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
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies. The Company considers all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset, and considers cumulative losses in recent years as well as the impact of one-time events in assessing its pre-tax earnings. Assumptions regarding future taxable income require significant judgment. The Company's assumptions are consistent with estimates and plans used to manage its business, which includes restructuring and other initiatives.

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

Comprehensive Loss

Total comprehensive loss includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes and valuation allowance. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was an unrealized loss of $1.3 million at December 31, 2020 and 2019.

The income tax impact related to components of other comprehensive loss for the years ended December 31, 2020, 2019, and 2018 is reflected in the consolidated statements of comprehensive loss.

Fair Value Measurements

The Company complies with the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Company’s financial assets and liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset; (ii) deferred compensation liability; and (iii) contingent consideration liabilities, as of December 31, 2020 and 2019. See Note 11 - Fair Value Measurements.

Earnings Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of vested unrestricted common shares outstanding during the period (denominator). Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock appreciation rights and options and unvested restricted stock, as calculated utilizing the treasury stock method.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The Company has adopted this guidance prospectively with no material impact on its consolidated financial statements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

2. Summary of Significant Accounting Policies (continued)

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The guidance requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is effective. The Company has adopted this guidance using the modified retrospective approach related to its accounts receivable, resulting in no cumulative adjustment to retained earnings and no material impact on its consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies.

Recent Accounting Pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or transactions. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. As of December 31, 2020, the Company is not impacted by this guidance; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and should be applied either on a prospective, retrospective, or modified retrospective basis depending on the amendment. Early adoption of the amendments is permitted. The Company expects to adopt this standard in its first quarter of 2021, with no material impact on its consolidated financial statements.
3. Revenue Recognition
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. See Note 2 - Summary of Significant Accounting Policies.

	Year Ended December 31, 2020
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$740,441	$64,819	$—	$805,260
Other Services	17,508	3,115	10,534	31,157
Total	$757,949	$67,934	$10,534	$836,417

	Year Ended December 31, 2019
	Nurse And Allied Staffing	Physician Staffing	Search	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$720,393	$70,261	$—	$790,654
Other Services	12,422	4,344	14,804	31,570
Total	$732,815	$74,605	$14,804	$822,224

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

3. Revenue Recognition (continued)

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
Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan). In connection with the Mediscan acquisition, the Company assumed two contingent purchase price liabilities for a previously acquired business, one that was payable annually based on certain performance criteria for the years 2016 through 2019, and a second performance criteria related to 2019 payable in three equal installments. Payments related to the years 2016 through 2018 were limited to $0.3 million annually and the 2019 year was uncapped. During the years ended December 31, 2019 and 2018, the Company paid $0.3 million related to the years 2018 and 2017. In the first quarter of 2020, the total earnout amount related to both 2019 performance criterion of $7.4 million was determined, and the Company paid $0.1 million on the first earnout related to the

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

4. Acquisitions (continued)

year 2019. The remaining $7.3 million, related to the second earnout, was converted to a subordinated promissory note payable. Pursuant to the note payable, the first installment of $2.4 million was paid in the second quarter of 2020, the second installment of $2.4 million is payable on January 31, 2021, and the third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. As of December 31, 2020, the current portion of the note payable in the amount of $2.4 million is included in other current liabilities and the long-term portion of $2.5 million is included in other long-term liabilities on the consolidated balance sheets.

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$15,322	$15,208	$30,530	$12,269	$18,261
Customer relationships	33,538	14,007	19,531	49,758	26,596	23,162
Non-compete agreements	304	212	92	320	161	159
Trade names	—	—	—	4,500	1,125	3,375
Other intangible assets, net	$64,372	$29,541	$34,831	$85,108	$40,151	$44,957
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

During 2020, fully amortized intangible assets of $15.0 million related to customer relationships and $4.5 million related to trade names, along with the related accumulated amortization, were removed from the table above. As of December 31, 2020, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2021	$5,963
2022	5,933
2023	5,875
2024	5,238
2025	4,679
Thereafter	7,143
$34,831

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Balances as of December 31, 2020
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

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2020 and determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective carrying values.

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

In order to determine the fair value of the Search reporting unit, the Company used a combination of an income and market approach. The weighting was based on the specific characteristics, risks, and uncertainties of the Search reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on the Company’s discrete financial forecast of revenue, gross profit margins, operating costs, and cash flows. The Company also considered estimated future

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

5. Goodwill, Trade Names, and Other Intangible Assets (continued)
results, economic and market conditions including the timing and duration of COVID-19, as well as the impact of planned business and operational strategies which impacted management's estimates of future cash flows, the discount rate, and the estimated long-term growth rate used in the discounted cash flow model. Assumptions used in the market approach were derived including an analysis of a range of valuation multiples of comparable public companies.

Impairment charges on the consolidated statements of operations include impairment of $10.7 million related to goodwill and other intangible assets and $5.5 million related to right-of-use assets and related property and equipment, and totaled $16.2 million for the year ended December 31, 2020.

As part of evolving its go-to-market strategy, in the second quarter of 2019, the Company began eliminating certain brands across all of its segments. The Company’s rebranding efforts resulted in a $14.5 million write-off of indefinite-lived trade names related to its Nurse and Allied Staffing business segment, which is presented within impairment charges in the consolidated statements of operations for the year ended December 31, 2019.

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2019, and determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective carrying values.

The Company performed its annual quantitative impairment test of goodwill and other indefinite-lived intangible assets as of October 1, 2018. Upon completion of the impairment testing, it was determined that the estimated fair value of the Physician Staffing reporting unit’s trade name was less than its carrying amount resulting in impairment. For its goodwill impairment testing, with the exception of its Physician Staffing reporting unit, the estimated fair value of its reporting units exceeded their respective carrying values.

Projections of revenue, operating costs, and expected cash flows of each reporting unit are inputs into the quantitative testing for goodwill and intangible assets. The Company reduced its long-term revenue forecast for the Physician Staffing business segment in the fourth quarter of 2018. The lower than expected revenue was driven by lower booking volumes, partly due to the loss of customers. In addition, margins of the reporting unit were negatively impacted from continued investments in the business. As a result, during the fourth quarter of 2018 the Company recorded impairment charges of $5.2 million related to its trade name and $17.2 million related to goodwill during the fourth quarter.
Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID-19, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of December 31, 2020 will prove to be accurate predictions of future performance.

Intangible Asset Amortization

In connection with its rebranding efforts, the Company made a decision at the end of 2019 to phase out a trade name by the end of 2020, which as of December 31, 2019 would have been recognized over a weighted average life of 7.5 years. In connection with this decision, the Company expected accelerated amortization related to the trade name of $2.9 million throughout 2020. In the second quarter of 2020, the Company further accelerated its rebranding plan and shortened the estimated remaining life of the trade name. Total accelerated amortization resulting from the changes in the estimated remaining life of the trade name was $3.1 million, or $0.09 per share, for the year ended December 31, 2020.

In addition, during the year ended December 31, 2019, the amortization of certain finite-lived trade names was accelerated, which resulted in additional amortization expense related to the Company's Nurse and Allied Staffing and Physician Staffing segments of $2.1 million and $0.8 million, respectively, which impacted the net (loss) income per share attributable to common shareholders of $0.08. If the Company had not accelerated the amortization, it would have been recognized over a weighted average life of 7.8 years. The life of the Physician Staffing trade name had been reclassified from indefinite-lived to definite-lived in 2018, as noted below.

During the impairment testing as of October 1, 2018, the Company reassessed the Physician Staffing brand's indefinite-life classification and determined it had characteristics that indicated a definite-life assignment was more appropriate. Effective October 1, 2018, the trade name, with a carrying value of $1.1 million after impairment charges, that was previously assigned

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

5. Goodwill, Trade Names, and Other Intangible Assets (continued)
an indefinite life was assigned a finite life of 3 years. During the three months ended December 31, 2018, the amortization expense related to this trade name was immaterial.

6. Property and Equipment

The Company's property and equipment consists of the following:

		December 31,
	Useful Lives	2020	2019
		(amounts in thousands)
Computer equipment	3-5 years	$3,644	$6,070
Computer software	3-10 years	17,416	16,225
Office equipment	5-7 years	933	1,065
Furniture and fixtures	5-7 years	2,528	4,101
Construction in progress	(a) (b)	473	1,187
Leasehold improvements	(b)	4,370	6,460
		29,364	35,108
Less accumulated depreciation and amortization		(17,013)	(23,276)
		$12,351	$11,832
_______________

(a) Primarily related to software development.
(b) See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

7. Balance Sheet Details

	December 31,
	2020	2019
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for health claims	$369	$724
Insurance recovery for workers’ compensation claims	2,629	2,513
Insurance recovery for professional liability claims	1,700	1,774
	$4,698	$5,011

Other non-current assets:
Insurance recovery for workers’ compensation claims	$5,352	$5,317
Insurance recovery for professional liability claims	7,763	8,695
Non-current security deposits	786	969
Non-current income tax receivable	—	261
Deferred compensation assets	1,156	830
Net debt issuance costs	1,063	1,252
Finance lease right-of-use assets	102	148
Cloud computing asset	3,187	826
	$19,409	$18,298

Accrued compensation and benefits:
Salaries and payroll taxes	$13,131	$13,270
Accrual for bonuses and commissions	7,705	3,566
Accrual for workers’ compensation claims	7,670	7,219
Accrual for professional liability claims	2,499	2,660
Accrual for healthcare claims	3,926	3,610
Accrual for vacation	609	982
	$35,540	$31,307

Long-term accrued claims:
Accrual for workers’ compensation claims	$12,692	$12,454
Accrual for professional liability claims	12,720	14,484
	$25,412	$26,938

Other long-term liabilities:
Restructuring	$2,082	$1,012
Deferred compensation	$2,475	$2,216
Long-term note payable	2,426	—
Long-term unrecognized tax benefits	951	701
Other	61	108
	$7,995	$4,037

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

8. Debt
2019 ABL Credit Agreement

Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 (described below) and entered into an ABL Credit Agreement (Loan Agreement), by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo, PNC Bank N.A., as well as other Lenders (as defined) from time to time parties thereto. The Loan Agreement provided for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.

On June 30, 2020, the Company amended its Loan Agreement, which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remain the same. The amendment was treated as a modification of debt and, as a result, the associated immaterial fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the agreement.

Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability, and reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. Additionally, the facility contains a provision to increase the aggregate committed size of the facility to $150.0 million. At December 31, 2020, availability under the ABL was $125.5 million and the Company had $53.4 million of borrowings drawn, as well as $18.5 million of letters of credit outstanding related to workers' compensation and professional liability policies (see Note 2 - Summary of Significant Accounting Policies), leaving $53.6 million available for borrowing. The balances drawn are presented as revolving credit facility on the consolidated balance sheets and as of December 31, 2020 and December 31, 2019 had a weighted average interest rate of 2.73% and 4.23%, respectively.

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

As of December 31, 2020, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of December 31, 2020. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

The Loan Agreement also contains customary events of default. If an event of default under the Loan Agreement occurs and remains uncured, then the administrative agent or the requisite lenders may declare any outstanding obligations to be immediately due and payable. In addition, if the Company or any of its subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Loan Agreement will automatically become due and payable.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

8. Debt (continued)
Prior Senior Credit Facility

The Company had a prior senior credit facility that included a revolver and term loan. The term loan was payable in quarterly installments, and the Company had the right at any time to prepay borrowings, in whole or in part, without premium or penalty. During the years ended December 31, 2019 and 2018, the Company made optional prepayments of $12.5 million and $10.0 million, respectively, on the term loan.

On October 30, 2018, the Company amended its prior senior credit facility that, among other administrative and clarifying changes, modified the financial covenants. Fees paid in connection with the amendment were $0.3 million, of which a portion was classified as deferred issuance costs.

Also, in both the first and third quarters of 2019, the Company amended its prior senior credit facility to reduce the commitment under the revolving credit facility, among other changes. Each of the amendments were treated as modifications and the fees of $0.7 million paid to its lenders were classified as debt issuance costs.

As a result of the reduction in borrowing capacity under the revolving credit facility, as well as the reduction in the term loan due to early prepayments, debt issuance costs of $0.5 million were written off in the year ended December 31, 2019, and an immaterial amount was written off in the year ended December 31, 2018. The write-offs of debt issuance costs were included as loss on early extinguishment of debt in the consolidated statements of operations.

In the third quarter of 2019, in contemplation of entering into the Loan Agreement, the Company terminated its interest rate swap agreement associated with its prior senior credit facility by making a cash payment of $1.3 million. As the interest payments related to the swap were no longer expected to occur, the unrealized amount of loss that had accumulated in other comprehensive loss was recognized, resulting in a $1.3 million loss on derivative in the third quarter of 2019. See Note 9 - Derivative.

Note Payable

On October 30, 2015, in connection with the Mediscan acquisition, the Company assumed two contingent purchase price liabilities for a previously acquired business, one that was payable annually based on certain performance criteria for the years 2016 through 2019, and a second performance criterion related to 2019 payable in three equal installments. In the first quarter of 2020, the total earnout amount related to both 2019 performance criteria of $7.4 million was determined, and the Company paid $0.1 million on the first earnout related to the year 2019. The remaining $7.3 million, related to the second earnout, was converted to a subordinated promissory note payable. As of December 31, 2020, the current portion of the note payable in the amount of $2.4 million is included in other current liabilities and the long-term portion of $2.5 million is included in other long-term liabilities on the consolidated balance sheets. See Note 4 - Acquisitions.

9. Derivative

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

The Company anticipated entering into the asset-based credit facility that closed in October 2019. In contemplation of that, the Company terminated its interest rate swap agreement by making a cash payment of $1.3 million on September 26, 2019, which is included in net cash provided by operating activities in the consolidated statements of cash flows. As the forecasted interest payments related to the swap were no longer expected to occur, the unrealized amount of loss that had accumulated in other

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

9. Derivative (continued)
comprehensive loss was recognized resulting in a $1.3 million loss in the third quarter of 2019, included in loss on derivative in the consolidated statements of operations.

10. Leases

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

During the year ended December 31, 2020, in connection with the continuing developments from COVID-19, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $4.5 million. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. The Company wrote off a total of $1.0 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. Similarly, in the third quarter of 2019, the Company ceased use of several facilities which resulted in a right-of-use asset impairment charge of $1.2 million, included in impairment charges in the consolidated statements of operations. The Company also wrote off $0.6 million of leasehold improvements and other property and equipment related to these locations.

The table below presents the lease-related assets and liabilities included in the consolidated balance sheets:

Classification on Consolidated Balance Sheets:	December 31, 2020	December 31, 2019
	(amounts in thousands)
Operating lease right-of-use assets	$10,447	$16,964
Operating lease liabilities - current	$4,509	$4,878
Operating lease liabilities - non-current	$15,234	$19,070

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	4.1 years	4.7 years
Weighted average discount rate	6.32%	6.26%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded in the consolidated balance sheets as of December 31, 2020:

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

10. Leases (continued)

Years Ending December 31:	(amounts in thousands)
2021	$5,612
2022	5,456
2023	5,048
2024	3,688
2025	2,717
Total minimum lease payments	22,521
Less: amount of lease payments representing interest	(2,778)
Present value of future minimum lease payments	19,743
Less: operating lease liabilities - current	(4,509)
Operating lease liabilities - non-current	$15,234

Other Information

The table below provides information regarding supplemental cash flows:

	Year Ended
	December 31, 2020	December 31, 2019
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,111	$7,477
Right-of-use assets acquired under operating lease	$1,587	$1,229

The components of lease expense are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
	(amounts in thousands)
Amounts Included in Consolidated Statements of Operations:
Operating lease expense	$4,874	$6,592
Short-term lease expense	$5,217	$8,042
Variable and other lease costs	$1,919	$2,446

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of December 31, 2020, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

11. Fair Value Measurements (continued)
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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset included in other non-current assets; (ii) deferred compensation liability included in other long-term liabilities; and (iii) contingent consideration liabilities included as other current liabilities and contingent consideration on its consolidated balance sheets.

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
The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	December 31, 2020	December 31, 2019
Financial Assets:	(amounts in thousands)
(Level 1)
Deferred compensation asset	$1,156	$830
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,475	$2,216
(Level 3)
Contingent consideration liabilities	$—	$7,300

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

11. Fair Value Measurements (continued)
The opening balances of contingent consideration liabilities are reconciled to the closing balances for fair value measurements of these liabilities categorized within Level 3 of the fair value hierarchy as follows:

Contingent Consideration
Liabilities
(amounts in thousands)

December 31, 2018	$7,689
Payments	(279)
Accretion expense	500
Valuation adjustment	(610)
December 31, 2019	7,300
Payments	(100)
Valuation adjustment	77
Reclassification to other current and long-term liabilities	(7,277)
December 31, 2020	$—

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

During 2020, the Company recorded a customer list impairment charge related to the Nurse and Allied Staffing reporting unit, impairment charges to goodwill and other intangible assets related to the Search reporting unit, and impairment to right-of-use assets along with related property and equipment in connection with leases that were vacated during the year. During 2019, the Company recorded impairment charges to trade names related to the Nurse and Allied Staffing reporting unit, and impairment to right-of-use assets along with leasehold improvements and other property and equipment in connection with leases that were vacated during the year. As of December 31, 2020 and 2019, these assets were recorded at fair value using Level 3 inputs. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 10 - Leases for more information about these fair value measurements.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The Company’s note payable is included in other current and long-term liabilities on the consolidated balance sheets. Due to its relatively short-term nature, the carrying value of the note payable approximates its fair value. The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

11. Fair Value Measurements (continued)
The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Note Payable	$4,851	$4,851	$—	$—
Senior Secured Asset-Based Loan	$53,408	$53,408	$70,974	$70,974

Concentration of Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

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

Contributions by the Company, net of forfeitures, under this plan were $0.5 million, $1.1 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company maintains a 2003 Deferred Compensation Plan and a 2017 Nonqualified Deferred Compensation Plan, each an unfunded non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. Under the deferred compensation plans, certain designated key employees may elect to defer the receipt of a portion of their annual base salary, bonus and commission to the deferred compensation plans. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment, or death during employment. Under certain circumstances described in the deferred compensation plans, participants may receive distributions during employment. In connection with the 2017 Deferred Compensation Plan, the Company elected to invest in amounts consistent with the participants' choices of allocations to funds. Participants of the deferred compensation plans are the Company’s unsecured general creditors with respect to the deferred compensation plan benefits. The liability for the deferred compensation is included in other long-term liabilities in the consolidated balance sheets and was $2.5 million and $2.2 million at December 31, 2020 and 2019, respectively.

13. Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. For these matters, the Company has established a liability of $1.0 million as of December 31, 2020. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

13. Contingencies (continued)

impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. In the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call whose assets were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena relates to an investigation of healthcare staffing services. The Company has communicated with authorities, provided requested documents, and continues to cooperate with the investigation. The Company believes the outcome of any outstanding loss contingencies as of December 31, 2020 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the U.S. which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

14. Income Taxes

The components of the Company's loss before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
United States	$(12,998)	$(24,783)	$(18,619)
Foreign	668	572	424
Loss before income taxes	$(12,330)	$(24,211)	$(18,195)

 The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Current:
Federal	$25	$(35)	$43
State	600	499	620
Foreign	119	109	269
Total	744	573	932
Deferred:
Federal	(138)	17,406	(2,137)
State	(818)	13,799	(1,277)
Foreign	24	(46)	4
Total	(932)	31,159	(3,410)
Income tax (benefit) expense	$(188)	$31,732	$(2,478)

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

14. Income Taxes (continued)

Deferred income taxes reflect the Company's net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$1,600	$1,557
Allowance for doubtful accounts	909	624
Intangible assets	27,036	28,889
Net operating loss carryforwards	20,536	19,796
Accrued professional liability claims	1,525	1,794
Accrued workers’ compensation claims	3,015	2,839
Share-based compensation	721	381
Operating lease liabilities	4,871	6,108
Credit carryforwards	188	188
Other	—	128
Gross deferred tax assets	60,401	62,304
Valuation allowance	(37,472)	(37,345)
	22,929	24,959
Deferred Tax Liabilities:
Depreciation	(1,077)	(224)
Indefinite-lived intangibles	(25,546)	(27,609)
Operating lease right-of-use assets	(2,499)	(4,312)
Tax on unrepatriated earnings	(361)	(337)
Other	(38)	—
	(29,521)	(32,482)
Net deferred taxes	$(6,592)	$(7,523)

As of June 30, 2019, the Company assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit realization of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2019. On the basis of all evidence evaluated as of June 30, 2019, the Company recorded an additional valuation allowance of $36.0 million ($35.8 million of which was recorded as income tax expense and $0.2 million as a reduction of other comprehensive income) to reduce the portion of the deferred tax asset that is not more likely than not to be realized. As of December 31, 2020, the Company maintained a valuation allowance of $37.5 million.

For the year ended December 31, 2018, the Company maintained a valuation allowance of $1.2 million on a portion of state net operating losses not more likely than not realizable.

As of December 31, 2020, the Company had approximately $88.6 million and $136.8 million of federal and state net operating loss carryforwards, respectively, and an immaterial amount of foreign net operating loss carryforwards. The net operating losses expire as follows: federal between 2032 and 2040, state between 2021 and 2040, and foreign between 2021 and 2025. As a result of the 2017 Tax Act, federal and certain state net operating losses generated in 2020, 2019, and 2018 carry forward indefinitely.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

14. Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2020	2019 (b)	2018 (b)
	(amounts in thousands)
Tax at U.S. statutory rate	$(2,589)	$(5,084)	$(3,821)
State taxes, net of federal benefit	135	(554)	(543)
Noncontrolling interest	(172)	(372)	(252)
Non-deductible items(a)	544	562	564
Foreign tax expense (benefit)	1	(58)	180
Valuation allowances	117	36,224	—
Uncertain tax positions	1,110	400	1,629
Officers' compensation	621	418	148
Return to provision	87	2	(458)
Other	(42)	194	75
Income tax (benefit) expense	$(188)	$31,732	$(2,478)
________________

(a) Includes non-deductible meals and incidentals and other miscellaneous non-deductible items.
(b) Certain amounts in prior periods were reclassified to accommodate additional line items reflecting material activity in the year ended December 31, 2020.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Balance at January 1	$5,792	$5,412	$3,807
Additions based on tax positions related to the current year	974	1,283	1,401
Additions (reductions) based on tax positions related to prior years	125	(498)	204
Reductions as a result of a lapse of applicable statute of limitations	—	(405)	—
Balance at December 31	$6,891	$5,792	$5,412

Short-term unrecognized tax benefits are included in other current liabilities in the consolidated balance sheets and were immaterial as of December 31, 2018. There were no short-term unrecognized tax benefits as of December 31, 2020 or 2019. Long-term unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets and were $1.0 million, $0.7 million, and $0.6 million as of December 31, 2020, 2019, and 2018, respectively. See Note 7 - Balance Sheet Details. As of December 31, 2020, 2019, and 2018, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $7.1 million, $6.0 million, and $5.6 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2020, 2019, and 2018, interest and penalties were immaterial. The Company has accrued $0.3 million for the payment of interest and penalties at December 31, 2020, 2019 and 2018.

Tax years 2012 through 2019 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
15. Stockholders’ Equity

Stock Repurchase Program

Under an authorized share repurchase program, during the year ended December 31, 2018, the Company repurchased and retired 432,439 shares of its Common Stock for $5.0 million, at an average market price of $11.54 per share. During the years ended December 31, 2020 and 2019, the Company did not repurchase any shares of its Common Stock under this program.

As of December 31, 2020, the Company has 510,004 shares of Common Stock under the current share repurchase program available to repurchase, subject to certain conditions in the ABL Credit Agreement. The Company may repurchase up to an aggregate amount not to exceed $5.0 million in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in its ABL Credit Agreement.
Share-Based Payments

On May 19, 2020, the Company's shareholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan, and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The Company's 2017 Plan and 2020 Plan (Plans) provide for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code, and other stock-based awards, all as defined by the Plans, to eligible employees, consultants and non-employee Directors. The Plans include Section 162(m) performance goals so that certain incentive awards granted to certain executive officers of the Company may qualify as exempt performance-based compensation. However, Section 162(m) of the Internal Revenue Code updated in conjunction with the 2017 Tax Act in November 2018 limits a publicly-held corporation’s federal tax deduction for compensation paid to “covered employees” to $1.0 million per year, for non-performance and performance shares.

Restricted stock awards granted under the Company’s Plans entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. The shares vest ratably over a three year period ending on the anniversary date of the grant, and vesting is subject to the employee's continuing employment. There is no partial vesting and any unvested portion is forfeited. Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan for the year ended December 31, 2020:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2020	996,794	$8.54	364,557	$9.66
Granted	829,023	$6.65	286,415	$6.74
Vested	(404,478)	$8.81	—	$—
Forfeited	(75,520)	$7.71	(102,821)	$12.32
Unvested restricted stock awards, December 31, 2020	1,345,819	$7.04	548,151	$7.64

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

15. Stockholders' Equity (continued)
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

On March 31, 2020, 2019, and 2018, the Company awarded performance stock awards totaling 286,415, 192,939, and 238,328, respectively. If the minimum level of performance is attained for the 2020, 2019, and 2018 awards, restricted stock will be issued with a vesting date of March 31, 2023, 2022, and 2021, respectively. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2020, it was determined that the performance stock awards that were granted in 2017 were not earned and, accordingly, those shares were forfeited.

As of December 31, 2020, the Company had approximately $5.6 million of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.72 years. The fair value of shares vested was approximately $2.7 million, $2.6 million, and $2.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, the Company had approximately $1.1 million of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.57 years, the remaining service period. The fair value of shares vested was $0.5 million for the year ended December 31, 2018. No shares vested for the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020, 2019, and 2018, the Company did not issue stock options or stock appreciation rights. The following table represents information about stock options and stock appreciation rights exercised in each year.

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Total intrinsic value of options exercised	$1	$130	$234

The stock appreciation rights could only be settled with stock or cash, at the discretion of the Committee. The stock appreciation rights vested 25% per year over a 4 year period and expired after 7 years. The Company’s policy was to issue new shares from its authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company if stock appreciation rights were settled with stock.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

15. Stockholders' Equity (continued)
The following table summarizes the Company’s activities with respect to all of its share option plans (issued under the 2014 Plan and the 1999 Plan) for the year ended December 31, 2020:

	Number of Shares	Option Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (amounts in thousands)
Share options outstanding, January 1, 2020	8,000	5.21	$5.21
Granted	—	—	—
Exercised	(1,000)	$5.21	$5.21
Forfeited/expired	(7,000)	$5.21	$5.21
Share options outstanding and exercisable, December 31, 2020	—	$—	$—	—	$—

As of December 31, 2020, the Company did not have any share options outstanding.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

16. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands, except per share data)
Numerator:
Net loss attributable to common shareholders - Basic and Diluted	$(12,962)	$(57,713)	$(16,951)

Denominator:
Weighted average common shares - Basic	36,088	35,815	35,657
Effective of diluted shares:
Share-based awards	—	—	—
Weighted average common shares - Diluted	36,088	35,815	35,657

Net loss per share attributable to common shareholders - Basic and Diluted	$(0.36)	$(1.61)	$(0.48)

For the years 2020, 2019, and 2018, no tax benefits were assumed for the potentially dilutive shares due to the Company's net operating loss position.

The following table represents the securities that could potentially dilute net income per share attributable to common shareholders in the future that were not included in the computation of diluted net income per share attributable to common shareholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Share-based awards	663	335	373

17. Related Party Transactions

Subsequent to the Company's acquisition of Mediscan on October 30, 2015, Mediscan continued to operate at premises owned, in part, by the founding members of Mediscan. The Company paid $0.3 million in rent expense for these premises in 2018. In the fourth quarter of 2018, the Company vacated the premises.

The Company had a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $16.0 million, $25.0 million, and $19.4 million in 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, the Company had a receivable balance of $1.7 million, and a payable balance of $0.2 million and $0.5 million, respectively. Effective December 31, 2020, the sole professional staffing services agreement held by its joint venture was terminated. The Company expects to dissolve Cross Country Talent Acquisition Group, LLC in the first quarter of 2021, at which time the Company will enter into a direct staffing agreement with the hospital system.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder and Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

17. Related Party Transactions (continued)
fee. In 2020, the Company incurred $0.2 million in expenses related to these fees, and incurred an immaterial amount in expenses in 2019. At December 31, 2020 and 2019, the Company had no payable balance due to this entity.

The Company provided services to entities which were affiliated with certain members of the Company’s Board of Directors through 2019, which it believes were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was immaterial in both 2019 and 2018. The Company had no accounts receivable due from these entities at December 31, 2019.

In the first quarter of 2020, the Company entered into a note payable related to contingent consideration assumed as part of a prior period acquisition. The payees of the note are controlled by an employee of the sellers who remained with the Company. The note payable has a balance of $4.9 million at December 31, 2020. See Note 4 - Acquisitions.

18. Segment Data

In accordance with the Segment Reporting Topic of the FASB ASC, the Company reports three business segments – Nurse and Allied Staffing, Physician Staffing, and Search. The Company manages and segments its business based on the services it offers to its customers as described below:

•Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions, including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, MSP services, education healthcare services, and outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the U.S.

•Physician Staffing - Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the U.S. at various healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations.

•Search - Search includes retained and contingent search services for physicians, healthcare executives, and other healthcare professionals, as well as recruitment process outsourcing.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

18. Segment Data (continued)
Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$757,949	$732,815	$718,613
Physician Staffing	67,934	74,605	82,305
Search	10,534	14,804	15,566
	$836,417	$822,224	$816,484
Contribution income (loss):
Nurse and Allied Staffing	$75,293	$64,353	$66,200
Physician Staffing	3,619	2,758	4,755
Search	(1,124)	(823)	763
	77,788	66,288	71,718

Corporate overhead(a)	51,900	46,246	44,589
Depreciation and amortization	12,671	14,075	11,780
Acquisition and integration-related costs	77	201	3,048
Restructuring costs	6,052	3,571	2,758
Legal settlement charges	—	1,600	—
Impairment charges	16,248	16,306	22,423
Loss from operations	$(9,160)	$(15,711)	$(12,880)
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

In the second quarter of 2019, the Company merged its permanent search recruitment brands. As a result, for the year ended December 31, 2018 $1.7 million of revenue and $0.2 million of contribution income were reclassified from Nurse and Allied Staffing to Search to conform to the current period presentation.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

19. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations information for each quarter of 2020 and 2019. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	(amounts in thousands, except per share data)
Revenue from services	$210,064	$216,779	$193,968	$215,606
Gross profit(a)	49,603	50,734	48,003	54,392
Consolidated net (loss) income	(1,768)	(14,048)	(1,148)	4,822
Net (loss) income attributable to common shareholders	(2,089)	(14,151)	(1,334)	4,612
Net (loss) income per share attributable to common shareholders - Basic and Diluted(b)	$(0.06)	$(0.39)	$(0.04)	$0.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(amounts in thousands, except per share data)
Revenue from services	$195,171	$202,757	$209,200	$215,096
Gross profit(a)	48,254	51,588	51,006	53,161
Consolidated net loss	(1,376)	(51,270)	(2,697)	(600)
Net loss attributable to common shareholders	(1,767)	(51,674)	(3,128)	(1,144)
Net loss per share attributable to common shareholders - Basic and Diluted(b)	$(0.05)	$(1.44)	$(0.09)	$(0.03)
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

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•During the second and third quarters of 2020, the Company recorded impairment charges of $10.5 million and $0.2 million, respectively, related to goodwill and other intangible assets of the Search business, and during the second and third quarters, recorded $4.5 million and $0.9 million, respectively, related to ceasing use of certain leased properties. During the second and third quarters of 2019, the Company recorded non-cash impairment charges of $14.5 million related to the trade names of Nurse and Allied Staffing, and $1.8 million related to ceasing use of certain leased properties, respectively. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.
•During the year ended December 31, 2019, the Company accelerated certain finite-lived trade names as part of a rebranding strategy. This resulted in additional amortization expense related to the Company's Nurse and Allied Staffing segment in the fourth quarter of $2.0 million, and in the second and third quarters, $0.5 million and $0.3 million, respectively, related to the Physician Staffing segment. Additional amortization expense of $0.7 million, $1.4 million, and $0.9 million, respectively, related to the Nurse and Allied Staffing segment was recorded in the first three quarters of 2020.
•The Company incurred restructuring costs primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of planned cost savings initiatives. In the first quarter of 2020, the Company recorded expenses of $0.6 million, recorded expenses in the second and third quarters of $2.3 million, and recorded expenses of $0.9 million in the fourth quarter. The Company recorded expenses of $1.2 million, $1.6 million, and $0.7 million, respectively, in the first, third, and fourth quarters of 2019.
•During the second, third, and fourth quarters of 2020, the Company recorded legal fees related to an ongoing legal matter outside the normal course of operations of $1.6 million, $0.8 million, and $0.6 million, respectively. During the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit and settlement of a wage and hour class action lawsuit.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

19. Quarterly Financial Data (Unaudited) (continued)

•During the fourth quarter of 2019, the Company wrote off debt issuance costs related to a reduction in borrowing capacity on its prior revolving credit facility and recognized a loss on early extinguishment of debt related to its refinancing of $1.5 million. See Note 8 - Debt.
•The Company incurred applicant tracking system expenses related to its project to replace its legacy system supporting its travel nurse staffing business. In the first quarter of 2020, the Company recorded costs of $0.5 million, recorded costs in the second and third quarters of $0.4 million, and recorded costs of $0.7 million in the fourth quarter. In the first quarter of 2019, the Company recorded expenses of $1.1 million, and recorded costs in each of the remaining three quarters of $0.3 million.
•Income tax expense recorded in the second quarter of 2019 includes $35.8 million of expense related to the establishment of valuation allowances on the Company's deferred tax assets. See Note 14 - Income Taxes.
•The Company terminated an interest rate hedge related to its Term Loan, recording a loss in the third quarter of 2019 of $1.3 million. See Note 9 - Derivative.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	Balance at Beginning of Period	Charged to Operations	Write-Offs, Net of Recoveries		Other Changes	Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2020	$3,219	$4,269	$(3,467)	(a)	$—	$4,021
Year Ended December 31, 2019	$3,705	$3,243	$(3,729)	(a)	$—	$3,219
Year Ended December 31, 2018	$3,688	$5,974	$(5,957)	(a)	$—	$3,705

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2020	$37,345	$118	$—		$9	$37,472
Year Ended December 31, 2019	$1,189	$36,224	$—		$(68)	$37,345
Year Ended December 31, 2018	$1,076	$113	$—		$—	$1,189
________________

(a) Uncollectible accounts written off, net of recoveries.

II- 1