Form 10-Q
period 2021-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2021-05-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 37,668,729 shares of common stock, par value $0.0001 per share, as of April 30, 2021.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, "appears", “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the potential impacts of the coronavirus pandemic (COVID-19) on our business, financial condition, and results of operations, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

March 31, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,488	$1,600
Accounts receivable, net of allowances of $3,934 in 2021 and $4,021 in 2020	245,489	170,003
Prepaid expenses	5,430	5,455
Insurance recovery receivable	4,752	4,698
Other current assets	575	1,355
Total current assets	269,734	183,111
Property and equipment, net of accumulated depreciation of $17,774 in 2021 and $17,013 in 2020	13,026	12,351
Operating lease right-of-use assets	9,835	10,447
Goodwill	90,924	90,924
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	33,341	34,831
Other non-current assets	19,593	19,409
Total assets	$442,353	$356,973

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$59,797	$49,877
Accrued compensation and benefits	53,383	35,540
Operating lease liabilities - current	4,803	4,509
Other current liabilities	3,677	3,497
Total current liabilities	121,660	93,423
Revolving credit facility	96,025	53,408
Operating lease liabilities - non-current	13,978	15,234
Non-current deferred tax liabilities	6,858	6,592
Long-term accrued claims	24,624	25,412
Other long-term liabilities	5,534	7,995
Total liabilities	268,679	202,064

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	309,711	310,388
Accumulated other comprehensive loss	(1,286)	(1,280)
Accumulated deficit	(135,289)	(154,737)
Total Cross Country Healthcare, Inc. stockholders' equity	173,140	154,375
Noncontrolling interest in subsidiary	534	534
Total stockholders' equity	173,674	154,909
Total liabilities and stockholders' equity	$442,353	$356,973

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue from services	$329,241	$210,064
Operating expenses:
Direct operating expenses	257,776	160,461
Selling, general and administrative expenses	46,327	45,881
Bad debt expense	504	539
Depreciation and amortization	2,253	3,296
Acquisition and integration-related costs	—	77
Restructuring costs	1,238	564
Impairment charges	149	—
Total operating expenses	308,247	210,818
Income (loss) from operations	20,994	(754)
Other expenses (income):
Interest expense	671	867
Other income, net	(37)	(31)
Income (loss) before income taxes	20,360	(1,590)
Income tax expense	912	178
Consolidated net income (loss)	19,448	(1,768)
Less: Net income attributable to noncontrolling interest in subsidiary	—	321
Net income (loss) attributable to common shareholders	$19,448	$(2,089)

Net income (loss) per share attributable to common shareholders - Basic	$0.54	$(0.06)

Net income (loss) per share attributable to common shareholders - Diluted	$0.53	$(0.06)

Weighted average common shares outstanding:
Basic	36,181	35,873
Diluted	37,034	35,873

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Consolidated net income (loss)	$19,448	$(1,768)

Other comprehensive loss, before income tax:
Unrealized foreign currency translation loss	(6)	(78)

Taxes on other comprehensive loss:
Income tax effect related to unrealized foreign currency translation loss	—	—

Other comprehensive loss, net of tax	(6)	(78)

Comprehensive income (loss)	19,442	(1,846)
Less: Net income attributable to noncontrolling interest in subsidiary	—	321
Comprehensive income (loss) attributable to common shareholders	$19,442	$(2,167)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2021 and 2020
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909
Vesting of restricted stock	318	—	(2,026)	—	—	—	(2,026)
Equity compensation	—	—	1,349	—	—	—	1,349
Foreign currency translation adjustment, net of taxes	—	—	—	(6)	—	—	(6)
Net income	—	—	—	—	19,448	—	19,448
Balances at March 31, 2021	36,495	$4	$309,711	$(1,286)	$(135,289)	$534	$173,674

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500
Vesting of restricted stock	221	—	(635)	—	—	—	(635)
Equity compensation	—	—	927	—	—	—	927
Foreign currency translation adjustment, net of taxes	—	—	—	(78)	—	—	(78)
Distribution to noncontrolling shareholder	—	—	—	—	—	(544)	(544)
Net (loss) income	—	—	—	—	(2,089)	321	(1,768)
Balances at March 31, 2020	36,092	$4	$305,935	$(1,318)	$(143,864)	$645	$161,402

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Consolidated net income (loss)	$19,448	$(1,768)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,253	3,296
Provision for allowances	1,095	881
Non-cash lease expense	622	1,191
Equity compensation	1,349	927
Other non-cash costs	629	174
Changes in operating assets and liabilities:
Accounts receivable	(76,581)	3,846
Prepaid expenses and other assets	568	(736)
Accounts payable and accrued expenses	26,507	11,066
Operating lease liabilities	(1,115)	(1,467)
Other	298	(248)
Net cash (used in) provided by operating activities	(24,927)	17,162

Cash flows from investing activities
Purchases of property and equipment	(1,186)	(962)
Net cash used in investing activities	(1,186)	(962)

Cash flows from financing activities
Borrowings under revolving credit facility	148,016	107,274
Repayments on revolving credit facility	(105,400)	(110,600)
Cash paid for shares withheld for taxes	(2,026)	(635)
Principal payments on note payable	(2,425)	—
Cash payments to noncontrolling shareholder	—	(544)
Other	(161)	(94)
Net cash provided by (used in) financing activities	38,004	(4,599)

Effect of exchange rate changes on cash	(3)	(34)
Change in cash and cash equivalents	11,888	11,567
Cash and cash equivalents at beginning of period	1,600	1,032
Cash and cash equivalents at end of period	$13,488	$12,599

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company), as well as Cross Country Talent Acquisition Group, LLC, which was a joint venture controlled by the Company but not wholly-owned. Effective December 31, 2020, the sole professional staffing services agreement held by this joint venture was terminated and, as a result, the Company expects to dissolve Cross Country Talent Acquisition Group, LLC during fiscal 2021. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These adjustments consisted of all normal recurring items.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 25, 2021 (2020 Form 10-K). The December 31, 2020 condensed consolidated balance sheet included herein was derived from the December 31, 2020 audited consolidated balance sheet included in the 2020 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. See condensed consolidated statements of cash flows, Note 3 - Revenue Recognition, and Note 11 - Segment Data.

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at March 31, 2021 and December 31, 2020 totaled $92.2 million and $48.3 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	Three Months Ended
	March 31,
	2021	2020
Allowance for Doubtful Accounts	(amounts in thousands)
Balance at beginning of period	$3,416	$2,406
Bad Debt Expense	504	539
Write-Offs, net of Recoveries	(699)	(349)
Balance at end of period	3,221	2,596

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of March 31, 2021 and December 31, 2020 was $0.7 million and $0.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2021 and 2020, or the accounts receivable balance as of December 31, 2020. However, one Nurse and Allied Staffing customer represented approximately 12% of the Company's accounts receivable balance as of March 31, 2021.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the condensed consolidated statements of operations primarily include employee termination costs and lease-related exit costs.

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2021	$499	$2,687
Charged to restructuring costs (a)	824	46
Payments	(344)	(207)
Balance at March 31, 2021	979	2,526
________________
(a) Aside from what is presented in the table above, restructuring costs in the condensed consolidated statements of operations for the three months ended March 31, 2021 include $0.4 million of ongoing lease costs related to the Company's strategic reduction in its real estate footprint which are included as operating lease liabilities - current and non-current in our condensed consolidated balance sheets. Other costs were immaterial for the three months ended March 31, 2021.

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance requires either a prospective, retrospective, or modified retrospective approach depending on the amendment. The Company prospectively adopted this guidance with no material impact on its consolidated financial statements.

3.    REVENUE RECOGNITION
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended March 31, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$305,975	$15,406	$321,381
Other Services	7,033	827	7,860
Total	$313,008	$16,233	$329,241

	Three Months ended March 31, 2020
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$184,949	$17,160	$202,109
Other Services	6,934	1,021	7,955
Total	$191,883	$18,181	$210,064
________________
In the first quarter of 2021, the Company modified its reportable segments and, as a result, will disclose the following two reportable segments - Nurse and Allied Staffing and Physician Staffing beginning in the first quarter of 2021. Other Services in the amount of $3.6 million included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three months ended March 31, 2020. See Note 11 - Segment Data.

4.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.3 million at March 31, 2021 and December 31, 2020.

The income tax impact related to components of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 is reflected in the condensed consolidated statements of comprehensive income (loss).

5.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders - Basic and Diluted	$19,448	$(2,089)

Denominator:
Weighted average common shares - Basic	36,181	35,873
Effect of diluted shares:
Share-based awards (a)	853	—
Weighted average common shares - Diluted	37,034	35,873

Net income (loss) per share attributable to common shareholders - Basic	$0.54	$(0.06)

Net income (loss) per share attributable to common shareholders - Diluted	$0.53	$(0.06)
________________
(a) Due to the net loss for the three months ended March 31, 2020, 454,920 shares were excluded from diluted weighted average shares due to their anti-dilutive effect.

6.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$16,085	$14,445	$30,530	$15,322	$15,208
Customer relationships	33,538	14,719	18,819	33,538	14,007	19,531
Non-compete agreements	304	227	77	304	212	92
Trade names	—	—	—	—	—	—
Other intangible assets, net	$64,372	$31,031	$33,341	$64,372	$29,541	$34,831
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of March 31, 2021, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2021	$4,473
2022	5,933
2023	5,875
2024	5,238
2025	4,679
Thereafter	7,143
$33,341

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse and Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2020
Aggregate goodwill acquired	$367,880	$43,405	$411,285
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	88,117	2,807	90,924

Balances as of March 31, 2021
Aggregate goodwill acquired	367,880	43,405	411,285
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$88,117	$2,807	$90,924
________________
In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. In the table above, goodwill balances and activity previously reported in the Search segment have been reclassified to Nurse and Allied Staffing.

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

As of March 31, 2021, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID-19, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of March 31, 2021 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the three months ended March 31, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.

Intangible Asset Amortization

In connection with its rebranding efforts, the Company made a decision at the end of 2019 to phase out a trade name by the end of 2020, which as of December 31, 2019 would have been recognized over a weighted average life of 7.5 years. In connection with this decision, the Company recognized accelerated amortization related to the trade name of $2.9 million throughout 2020. Total accelerated amortization resulting from the changes in the estimated remaining life of the trade name was $0.7 million, or $0.02 per share for the three months ended March 31, 2020.

7.    DEBT

2019 ABL Credit Agreement
Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 and entered into an ABL Credit Agreement (Loan Agreement). The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
On June 30, 2020, the Company amended its Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same.
On March 8, 2021, the Company amended its Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. These amendments were treated as modifications of debt and, as a result, the associated immaterial fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability, and reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At March 31, 2021, availability under the ABL was $150.0 million and the Company had $96.0 million of borrowings drawn, as well as $18.5 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $35.5 million available for borrowing. The balances drawn are presented as revolving credit facility on the condensed consolidated balance sheets and as of March 31, 2021 and December 31, 2020 had a weighted average interest rate of 2.46% and 2.73%, respectively.
As of March 31, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of March 31, 2021. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.
Note Payable
In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three installments. The second installment of $2.4 million was paid in the first quarter of 2021, leaving a note payable balance of $2.5 million at March 31, 2021 which is included in other current liabilities on the condensed consolidated balance sheets.

8.    LEASES

The Company's lease population of its right-of-use asset and lease liabilities under the Leases Topic of the FASB ASC is substantially related to the rental of office space. The Company enters into lease agreements as a lessee that may include options to extend or terminate early. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases such as receiving up to a specified dollar amount to construct tenant improvements. These leases do not include residual value guarantees, covenants, or other restrictions.

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID-19, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2021	December 31, 2020
	(amounts in thousands)
Operating lease right-of-use assets	$9,835	$10,447
Operating lease liabilities - current	$4,803	$4,509
Operating lease liabilities - non-current	$13,978	$15,234

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term	3.9 years	4.1 years
Weighted average discount rate	6.36%	6.32%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of March 31, 2021:

Years Ending December 31:	(amounts in thousands)
2021	$4,413
2022	5,381
2023	5,048
2024	3,687
2025	2,716
Total minimum lease payments	21,245
Less: amount of lease payments representing interest	(2,464)
Present value of future minimum lease payments	18,781
Less: operating lease liabilities - current	(4,803)
Operating lease liabilities - non-current	$13,978

Other Information

The table below provides information regarding supplemental cash flows:

	Three Months Ended
	March 31,
	2021	2020
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,637	$1,835
Right-of-use assets acquired under operating lease	$—	$500

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$914	$1,523
Short-term lease expense	$849	$1,845
Variable and other lease costs	$468	$574

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of March 31, 2021, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset included in other non-current assets; and (ii) deferred compensation liability included in other long-term liabilities.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:
Fair Value Measurements

	March 31, 2021	December 31, 2020
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$1,204	$1,156
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,553	$2,475

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. The Company paid the second installment on its note payable in the first quarter of 2021. The remaining balance is included in other current liabilities on the condensed consolidated balance sheets. Due to its relatively short-term nature, the carrying value of the note payable approximates its fair value. The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Note Payable	$2,426	$2,426	$4,851	$4,851
Senior Secured Asset-Based Loan	$96,025	$96,025	$53,408	$53,408

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

10.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares of its common stock. As of March 31, 2021, the Company has 510,004 shares of common stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's ABL Credit Agreement.

Share-Based Payments

On May 19, 2020, the Company's shareholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the three months ended March 31, 2021:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2021	1,345,819	$7.04	548,151	$7.64
Granted	384,871	$12.49	160,416	$12.49
Vested	(479,793)	$7.34	—	$—
Forfeited	(37,814)	$6.95	(125,523)	$10.24
Unvested restricted stock awards, March 31, 2021	1,213,083	$8.65	583,044	$8.41

Restricted stock awards granted under the Company’s Plans entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant.

Awards granted to non-employee directors under the 2017 Plan prior to the June 2020 grant vest in three equal installments on the first, second and third anniversaries of the grant date, while restricted shares granted under the 2020 Plan on and subsequent to June 2020 will vest on the first anniversary of such grant date, or earlier subject to retirement eligibility. In addition, effective in the three months ended June 30, 2020, the Company implemented modified guidelines that provide for accelerated vesting of restricted stock grants on the last date of service when a retirement-eligible director retires.

Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. In the first quarter of 2021, it was determined that the performance stock awards that were granted in 2018 were not earned and, accordingly, those shares were forfeited.

During the three months ended March 31, 2021, $1.3 million was included in selling, general and administrative expenses related to share-based payments, and a net of 317,605 shares of common stock were issued upon the vesting of restricted stock.

During the three months ended March 31, 2020, $0.9 million was included in selling, general and administrative expenses related to share-based payments, and a net of 221,492 shares of common stock were issued upon the vesting of restricted stock.

11.    SEGMENT DATA

In the first quarter of 2021, the Company modified its disclosures of reportable segments to better align with its management structure and to reflect how the operating results are regularly reviewed by the chief operating decision maker. As a result, the two reportable segments now are Nurse and Allied Staffing and Physician Staffing, and the results of the Search segment have been consolidated within Nurse and Allied Staffing for all periods presented. The Company’s segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local branch-based nurse and allied professionals, managed services programs (MSP) services, education healthcare services, and outsourcing services. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$313,008	$191,883
Physician Staffing	16,233	18,181
	$329,241	$210,064

Contribution income:
Nurse and Allied Staffing	$37,417	$13,822
Physician Staffing	1,428	631
	38,845	14,453

Corporate overhead (a)	14,211	11,270
Depreciation and amortization	2,253	3,296
Acquisition and integration-related costs	—	77
Restructuring costs	1,238	564
Impairment charges	149	—
Income (loss) from operations	$20,994	$(754)
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

As a result of modifying the Company's reportable segments, revenue in the amount of $3.6 million and contribution loss in the amount of $0.3 million included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three months ended March 31, 2020.

12.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. For these matters, the Company has established a liability of $0.8 million as of March 31, 2021. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. In October 2019, the Company received a grand jury subpoena directed to Advantage On Call, the assets of which were purchased by Cross Country Healthcare, Inc. in 2017. The subpoena related to an investigation of healthcare staffing services. On March 30, 2021, a former employee of VDA OC, and VDA OC were indicted on conspiracy charges in violation of antitrust laws. The conduct charged in the indictment involves events that occurred prior to the Cross Country Healthcare, Inc. acquisition of certain assets from VDA OC (formerly known as Advantage On Call) and that do not involve Cross Country Healthcare or any of its executives, subsidiaries, or divisions. The Company believes the outcome of any outstanding loss contingencies as of March 31, 2021 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities in its condensed consolidated balance sheets.

13.    INCOME TAXES

For the three months ended March 31, 2021 and 2020, the Company calculated its effective tax rate based on year-to-date results, pursuant to the Income Taxes Topic of the FASB ASC. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 4.5% and negative 11.2%, respectively, which included immaterial discrete items. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three months ended March 31, 2021 and 2020 was primarily impacted by international and state taxes.

As of March 31, 2021 and December 31, 2020, the Company had a valuation allowance of $32.4 million and $37.5 million, respectively. The valuation allowance was recorded against all domestic deferred tax assets not more likely than not to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of March 31, 2021, the Company had approximately $1.0 million of unrecognized tax benefits included in other long-term liabilities, $7.4 million, net of deferred taxes, which would affect the effective tax rate if recognized. During the three months ended March 31, 2021, the Company had gross increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax positions.

The tax years 2012 through 2020 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

14.    RELATED PARTY TRANSACTIONS

Prior to December 31, 2020, the Company had a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $5.6 million for the three months ended March 31, 2020. At December 31, 2020, the Company had a receivable balance of $1.7 million and a payable balance of $0.2 million. Effective December 31, 2020, the sole professional staffing services agreement held by its joint venture was terminated, at which time the Company entered into a direct staffing agreement with the hospital system. The Company expects to dissolve Cross Country Talent Acquisition Group, LLC during 2021.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder & Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three months ended March 31, 2021 and 2020, the Company incurred an immaterial amount in expenses related to these fees. At March 31, 2021, the Company had an immaterial payable balance due to this entity, and no payable balance at December 31, 2020.

Mark Fortunato is employed by the Company as Vice President of Corporate Development. He is the son-in-law of Kevin C. Clark, Co-Founder & Chief Executive Officer of the Company. Mr. Fortunato’s compensation and benefits are comparable to those generally available to similarly situated employees.

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three equal installments. The payees of the note are controlled by an employee of the sellers who remained with the Company. The first two installments have been paid, leaving a note payable balance of $2.5 million at March 31, 2021.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or transactions. On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope, to refine the scope of guidance on reference rate reform to apply to derivatives that are affected by the discounting transition. The amendments in these updates are effective as of March 12, 2020 through December 31, 2022. As of March 31, 2021, the Company is not impacted by this guidance; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our 2020 Form 10-K, our financial statements and the accompanying notes to our financial statements.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and we can place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. Our workforce solutions include managed service programs (MSPs), internal resource pool (IRP), recruitment process outsourcing (RPO), and other outsourcing and consultative services as described in Item 1. Business in our 2020 Form 10-K. By utilizing our various solutions, customers can better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a longstanding history of investing in our diversity, equality, and inclusion strategic initiatives as a key component of the organization’s overall corporate social responsibility program which is closely aligned with its core values to create a better future for our people, communities, the planet, and our shareholders.

In the first quarter of 2021, we modified our reportable segments to reflect the following two business segments: Nurse and Allied Staffing and Physician Staffing. Based on our revised management structure that better aligns with our operations, we aggregated the Search segment in Nurse and Allied Staffing to reflect how the business is evaluated, and the operating results are regularly reviewed by the chief operating decision maker. Prior period data in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been reclassified to conform to the new segment reporting structure.

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 95% of our total revenue in the first quarter of 2021. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on long-term assignments to clients such as public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, Optimal Workforce Solutions (OWS), IRP, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 5% of our total revenue in the first quarter of 2021. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended March 31, 2021, revenue from services increased 57% year-over-year to $329.2 million, due to solid execution and strong performance in our Nurse and Allied Staffing segment, resulting in a 61% increase in direct operating expenses. As a result of the rise in demand and a tight labor market, our average travel bill rates increased due to the increases in pay rates required to attract healthcare professionals. Throughout the pandemic, we have worked with our clients to adjust bill rates to reflect the changing compensation costs in order to provide the critical healthcare professionals they need. Net income attributable to common shareholders in the first quarter of 2021 was $19.4 million as compared to a net loss of $2.1 million in the prior year.

For the three months ended March 31, 2021, cash flow used in operating activities was $24.9 million, with net borrowings of $42.6 million on our senior-secured asset-based credit facility (ABL), primarily driven by an increase in working capital stemming from the strong sequential growth in the business. As of March 31, 2021, there was $13.5 million of cash and cash equivalents, and availability under the ABL of $150.0 million, with $96.0 million of borrowings drawn under our ABL, and $18.5 million of undrawn letters of credit outstanding, leaving $35.5 million available for borrowing.

We expect COVID-19 will continue to impact our business throughout the second quarter, with average bill rates remaining higher than the prior year though declining sequentially for certain assignments, as well as lower demand for certain services such as locum tenens, education, and search.

See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of contract personnel on a full-time equivalent (FTE) basis, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow as well as operating and leverage ratios to help us assess our liquidity needs.

Business Segment	Business Measurement
Nurse and Allied Staffing	FTEs represent the average number of Nurse and Allied Staffing contract personnel on a full-time equivalent basis.
Average revenue per FTE per day is calculated by dividing the Nurse and Allied Staffing revenue, excluding permanent placement, per FTE by the number of days worked in the respective periods.
Physician Staffing	Days filled is calculated by dividing the total hours invoiced during the period, including an estimate for the impact of accrued revenue, by eight hours.
Revenue per day filled is calculated by dividing revenue as reported by days filled for the period presented.

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended
	March 31,
	2021	2020
Revenue from services	100.0%	100.0%
Direct operating expenses	78.3	76.4
Selling, general and administrative expenses	14.1	21.8
Bad debt expense	0.1	0.3
Depreciation and amortization	0.7	1.6
Restructuring costs	0.4	0.3
Income (loss) from operations	6.4	(0.4)
Interest expense	0.2	0.4
Income (loss) before income taxes	6.2	(0.8)
Income tax expense	0.3	—
Consolidated net income (loss)	5.9	(0.8)
Less: Net income attributable to noncontrolling interest in subsidiary	—	0.2
Net income (loss) attributable to common shareholders	5.9%	(1.0)%

Comparison of Results for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2021	2020	$	%
	(Amounts in thousands)
Revenue from services	$329,241	$210,064	$119,177	56.7%
Direct operating expenses	257,776	160,461	97,315	60.6%
Selling, general and administrative expenses	46,327	45,881	446	1.0%
Bad debt expense	504	539	(35)	(6.5)%
Depreciation and amortization	2,253	3,296	(1,043)	(31.6)%
Acquisition and integration-related costs	—	77	(77)	(100.0)%
Restructuring costs	1,238	564	674	119.5%
Impairment charges	149	—	149	100.0%
Income (loss) from operations	20,994	(754)	21,748	2,884.4%
Interest expense	671	867	(196)	(22.6)%
Other income, net	(37)	(31)	(6)	(19.4)%
Income (loss) before income taxes	20,360	(1,590)	21,950	1,380.5%
Income tax expense	912	178	734	412.4%
Consolidated net income (loss)	19,448	(1,768)	21,216	1,200.0
Less: Net income attributable to noncontrolling interest in subsidiary	—	321	(321)	(100.0)%
Net income (loss) attributable to common shareholders	$19,448	$(2,089)	$21,537	1,031.0%

Revenue from services

Revenue from services increased 56.7% to $329.2 million for the three months ended March 31, 2021, as compared to $210.1 million for the three months ended March 31, 2020, due to strong performance in our Nurse and Allied Staffing segment, resulting from both an increase in volume and higher bill rates. In general, the increase in bill rates related to the spike in COVID-19 needs late in the fourth quarter of 2020. Rates are expected to decline sequentially in the second quarter but remain above pre-COVID-19 rates. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $97.3 million, or 60.6%, to $257.8 million for the three months ended March 31, 2021, as compared to $160.5 million for the three months ended March 31, 2020 as a result of revenue increases. As a percentage of total revenue, direct operating expenses increased to 78.3% compared to 76.4% in the prior year period, as compensation costs rose by a higher percentage than our bill rates. Throughout the pandemic, our position has been that in the long term interest of our client relationships, we will do all that we can to mitigate the rising costs for our clients. We expect compensation costs to decline sequentially in the coming quarters, though not necessarily at the same pace as bill rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 1.0% to $46.3 million for the three months ended March 31, 2021, as compared to $45.9 million for the three months ended March 31, 2020, primarily due to increases in equity compensation expense and healthcare costs, as well as additional compensation expense related to the short-term incentive plan, partially offset by lower rent expense due to the closure of a significant number of offices in 2020 and decreases in IT and consulting expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 14.1% for the three months ended March 31, 2021 as compared to 21.8% for the three months ended March 31, 2020.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2021 decreased to $2.3 million as compared to $3.3 million for the three months ended March 31, 2020. Lower depreciation expense for the three months ended March 31, 2021 related to fully amortized assets that have not been replaced. Amortization expense for the three months ended March 31, 2020 included accelerated amortization of trade names associated with our rebranding initiatives. See Note 6 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.7% for the three months ended March 31, 2021 and 1.6% for the three months ended March 31, 2020.

Restructuring costs

Restructuring costs for the three months ended March 31, 2021 and 2020 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $1.2 million and $0.6 million, respectively. Restructuring costs for the three months ended March 31, 2020 also included reorganization costs as part of our planned cost savings initiatives.

Interest expense

Interest expense was $0.7 million for the three months ended March 31, 2021 as compared to $0.9 million for the three months ended March 31, 2020, due to a lower effective rate. The effective interest rate on our borrowings was 2.9% for the three months ended March 31, 2021 compared to 4.4% for the three months ended March 31, 2020.

Income tax expense

Income tax expense was $0.9 million for the three months ended March 31, 2021 as compared to $0.2 million for the three months ended March 31, 2020. As a result of our valuation allowance on substantially all of our domestic deferred tax assets, income tax expense for the three months ended March 31, 2021 and March 31, 2020 was primarily impacted by international and state taxes. See Note 13 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$313,008	$191,883
Physician Staffing	16,233	18,181
	$329,241	$210,064

Contribution income:
Nurse and Allied Staffing	$37,417	$13,822
Physician Staffing	1,428	631
	38,845	14,453

Corporate overhead	14,211	11,270
Depreciation and amortization	2,253	3,296
Acquisition and integration-related costs	—	77
Restructuring costs	1,238	564
Impairment charges	149	—
Income (loss) from operations	$20,994	$(754)
_______________
In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. Revenue in the amount of $3.6 million and contribution loss in the amount of $0.3 million included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three months ended March 31, 2020.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2021	2020	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,614	7,145	(531)	(7.4)%
Average Nurse and Allied Staffing revenue per FTE per day	$522	$290	232	80.0%

Physician Staffing statistical data:
Days filled	9,469	10,199	(730)	(7.2)%
Revenue per day filled	$1,714	$1,783	(69)	(3.9)%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Nurse and Allied Staffing

Revenue increased $121.1 million, or 63.1%, to $313.0 million for the three months ended March 31, 2021, compared to $191.9 million for the three months ended March 31, 2020, driven by volume increases and higher bill rates, especially for travel assignments. Revenue for the three months ended March 31, 2020 was negatively impacted by COVID-19 due to suspended services resulting from school closures and, to a lesser extent, volume declines in local staffing.

Contribution income increased $23.6 million, or 170.7%, to $37.4 million for the three months ended March 31, 2021, compared to $13.8 million for the three months ended March 31, 2020 driven by increased revenue. As a percentage of segment revenue, contribution income margin was 12.0% for the three months ended March 31, 2021, compared to 7.2% for the three months ended March 31, 2020.

The average number of FTEs on contract during the three months ended March 31, 2021 decreased 7.4% from the three months ended March 31, 2020, due to declines in local staffing and education clients. The average revenue per FTE per day increased 80.0%, due to the increase in the average travel bill rates as a result of the increases in pay rates required to attract healthcare professionals.

Physician Staffing

Revenue decreased $1.9 million, or 10.7%, to $16.2 million for the three months ended March 31, 2021, compared to $18.2 million for the three months ended March 31, 2020, primarily due to a decline in volume related to certain physician-based specialties, as well as a mix shift to lower bill-rate specialties.

Contribution income was $1.4 million for the three months ended March 31, 2021, compared to $0.6 million for the three months ended March 31, 2020. As a percentage of segment revenue, contribution income was 8.8% for the three months ended March 31, 2021, compared to 3.5% for the three months ended March 31, 2020, driven by lower selling, general and administrative expenses.

Total days filled for the three months ended March 31, 2021 were 9,469 as compared with 10,199 in the prior year. Revenue per day filled was $1,714 as compared with $1,783 in the prior year.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $14.2 million for the three months ended March 31, 2021, from $11.3 million for the three months ended March 31, 2020. As a percentage of consolidated revenue, corporate overhead was 4.3% for the three months ended March 31, 2021 and 5.4% for the three months ended March 31, 2020.

Transactions with Related Parties

See Note 14 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2021, we reported $13.5 million in cash and cash equivalents and $96.0 million of borrowings drawn under our ABL. Working capital increased by $58.4 million to $148.1 million as of March 31, 2021, compared to $89.7 million as of December 31, 2020, primarily due to strong sequential growth, partially offset by the timing of disbursements. As of March 31, 2021, our days' sales outstanding, net of amounts owed to subcontractors, was 56 days, flat year-over-year and down 2 days sequentially. As of March 31, 2021, we do not have any off-balance sheet arrangements.

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

Net cash used in operating activities was $24.9 million in the three months ended March 31, 2021, compared to net cash provided by operating activities of $17.2 million in the three months ended March 31, 2020, primarily due to strong sequential growth in the business and related investments in working capital.

Net cash used in investing activities was $1.2 million in the three months ended March 31, 2021, compared to $1.0 million in the three months ended March 31, 2020. Net cash used in both periods was for capital expenditures. During the three months ended March 31, 2021, the expenditures related to the project to replace our applicant tracking system, the development of our on-demand staffing platform, and the build-out of our corporate office. During the three months ended March 31, 2020, the expenditures primarily related to the project to replace our applicant tracking system.
Net cash provided by financing activities during the three months ended March 31, 2021 was $38.0 million, compared to net cash used in financing activities of $4.6 million during the three months ended March 31, 2020. During the three months ended March 31,2021, we reported net borrowings of $42.6 million on our ABL, and used cash to pay $2.4 million on our note payable, $2.0 million for income taxes on share-based compensation, and $0.2 million for other financing activities. During the three months ended March 31, 2020, we used cash to repay $3.3 million on the ABL, $0.6 million for income taxes on share-based compensation, $0.6 million for noncontrolling shareholder payments, and $0.1 million of contingent consideration.

Debt

2019 ABL Credit Agreement

As more fully described in Note 7 - Debt to our consolidated financial statements, effective October 25, 2019, our prior senior credit facility entered into in August 2017 was replaced by a $120.0 million ABL Credit Agreement (Loan Agreement), which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remain the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers.

As of March 31, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 2.00% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 1.00% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of March 31, 2021. Availability under the ABL is subject to a borrowing base, which was sufficient to access the full facility size of $150.0 million at March 31, 2021, with $96.0 million of borrowings drawn as well as $18.5 million of letters of credit outstanding, leaving $35.5 million available for borrowing.

See Note 7 - Debt to our consolidated financial statements.

Stockholders’ Equity

See Note 10 - Stockholders' Equity to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our 2020 Form 10-K, other than the adoption of ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes as discussed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 15 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to variable interest rate risk associated with our ABL Credit Agreement (ABL) entered into on October 25, 2019. Our ABL charges interest at a rate based on either LIBOR or Base Rate (as defined in the ABL Credit Agreement) plus an applicable margin.

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.2 million for the three months ended March 31, 2021 and 2020. See Note 7 - Debt to our condensed consolidated financial statements.

Refer to our 2020 Form 10-K Item 1A. Risk Factors under "The interest rates under our ABL Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR)" for discussion of the interest rate risk related to the potential phase-out of LIBOR in 2021.

Other Risks

There have been no material changes to our other exposures as disclosed in our 2020 Form 10-K.

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

PART II. – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to certain legal proceedings is included in Part I, Item 1, Note 12 - Contingencies - Legal Proceedings of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our 2020 Form 10-K.

ITEM 6.    EXHIBITS

No.	Description

10.1
Amendment No. 2 to ABL Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement, dated as of March 8, 2021, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, PNC Bank N.A., as lender, and Wells Fargo Bank N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K dated March 10, 2021 and incorporated by reference herein)

10.2 #	Offer Letter by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)

10.3 #
Employment Agreement by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)

10.4 #
Revised Offer Letter by and between Cross Country Healthcare, Inc. and Susan E. Ball, dated as of February 22, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.5 #
Amendment and Restatement to Employment Agreement, dated February 22, 2021, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) by Kevin C. Clark, Co-Founder, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

**32.1	Certification pursuant to 18 U.S.C. Section 1350 by Kevin C. Clark, Co-Founder, Chief Executive Officer, Director (Principal Executive Officer)

**32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Represents a management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 6, 2021	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)