Form 10-Q
period 2021-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2021-08-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 38,003,670 shares of common stock, par value $0.0001 per share, as of July 31, 2021.

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

June 30, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$18,127	$1,600
Accounts receivable, net of allowances of $4,106 in 2021 and $4,021 in 2020	256,487	170,003
Prepaid expenses	5,183	5,455
Insurance recovery receivable	4,725	4,698
Other current assets	868	1,355
Total current assets	285,390	183,111
Property and equipment, net of accumulated depreciation of $18,299 in 2021 and $17,013 in 2020	13,578	12,351
Operating lease right-of-use assets	8,625	10,447
Goodwill	127,995	90,924
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	31,850	34,831
Other non-current assets	20,300	19,409
Total assets	$493,638	$356,973

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$61,155	$49,877
Accrued compensation and benefits	52,153	35,540
Current portion of debt	3,426	2,425
Operating lease liabilities - current	4,381	4,509
Other current liabilities	945	1,072
Total current liabilities	122,060	93,423
Long-term debt, less current portion	110,777	53,408
Operating lease liabilities - non-current	13,467	15,234
Non-current deferred tax liabilities	9,515	6,592
Long-term accrued claims	24,790	25,412
Long-term contingent consideration	15,000	—
Other long-term liabilities	5,898	7,995
Total liabilities	301,507	202,064

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	316,644	310,388
Accumulated other comprehensive loss	(1,310)	(1,280)
Accumulated deficit	(123,741)	(154,737)
Total Cross Country Healthcare, Inc. stockholders' equity	191,597	154,375
Noncontrolling interest in subsidiary	534	534
Total stockholders' equity	192,131	154,909
Total liabilities and stockholders' equity	$493,638	$356,973

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue from services	$331,827	$216,779	$661,068	$426,843
Operating expenses:
Direct operating expenses	259,237	166,045	517,013	326,506
Selling, general and administrative expenses	50,344	42,254	96,671	88,135
Bad debt expense	466	898	970	1,437
Depreciation and amortization	2,199	3,929	4,452	7,225
Acquisition and integration-related costs	924	—	924	77
Restructuring costs	835	2,330	2,073	2,894
Impairment charges	1,921	15,011	2,070	15,011
Total operating expenses	315,926	230,467	624,173	441,285
Income (loss) from operations	15,901	(13,688)	36,895	(14,442)
Other expenses (income):
Interest expense	1,196	744	1,867	1,611
Other income, net	(204)	(5)	(241)	(36)
Income (loss) before income taxes	14,909	(14,427)	35,269	(16,017)
Income tax expense (benefit)	3,361	(379)	4,273	(201)
Consolidated net income (loss)	11,548	(14,048)	30,996	(15,816)
Less: Net income attributable to noncontrolling interest in subsidiary	—	103	—	424
Net income (loss) attributable to common shareholders	$11,548	$(14,151)	$30,996	$(16,240)

Net income (loss) per share attributable to common shareholders - Basic	$0.32	$(0.39)	$0.85	$(0.45)

Net income (loss) per share attributable to common shareholders - Diluted	$0.31	$(0.39)	$0.84	$(0.45)

Weighted average common shares outstanding:
Basic	36,625	36,123	36,404	35,998
Diluted	37,203	36,123	37,120	35,998

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$11,548	$(14,048)	$30,996	$(15,816)

Other comprehensive loss, before income tax:
Unrealized foreign currency translation loss	(24)	(9)	(30)	(87)

Taxes on other comprehensive loss:
Income tax effect related to unrealized foreign currency translation loss	—	—	—	—

Other comprehensive loss, net of tax	(24)	(9)	(30)	(87)

Comprehensive income (loss)	11,524	(14,057)	30,966	(15,903)
Less: Net income attributable to noncontrolling interest in subsidiary	—	103	—	424
Comprehensive income (loss) attributable to common shareholders	$11,524	$(14,160)	$30,966	$(16,327)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2021 and 2020
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2021	36,495	$4	$309,711	$(1,286)	$(135,289)	$534	$173,674
Vesting of restricted stock	159	—	(204)	—	—	—	(204)
Equity compensation	—	—	2,137	—	—	—	2,137
Foreign currency translation adjustment, net of taxes	—	—	—	(24)	—	—	(24)
Acquisition of WSG	308	—	5,000	—	—	—	5,000
Net income	—	—	—	—	11,548	—	11,548
Balances at June 30, 2021	36,962	$4	$316,644	$(1,310)	$(123,741)	$534	$192,131

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2020	36,092	$4	$305,935	$(1,318)	$(143,864)	$645	$161,402
Vesting of restricted stock	83	—	(22)	—	—	—	(22)
Equity compensation	—	—	2,072	—	—	—	2,072
Foreign currency translation adjustment, net of taxes	—	—	—	(9)	—	—	(9)
Distribution to noncontrolling shareholder	—	—	—	—	—	(321)	(321)
Net (loss) income	—	—	—	—	(14,151)	103	(14,048)
Balances at June 30, 2020	36,175	$4	$307,985	$(1,327)	$(158,015)	$427	$149,074

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2021 and 2020
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909
Vesting of restricted stock	477	—	(2,230)	—	—	—	(2,230)
Equity compensation	—	—	3,486	—	—	—	3,486
Foreign currency translation adjustment, net of taxes	—	—	—	(30)	—	—	(30)
Acquisition of WSG	308	—	5,000	—	—	—	5,000
Net income	—	—	—	—	30,996	—	30,996
Balances at June 30, 2021	36,962	$4	$316,644	$(1,310)	$(123,741)	$534	$192,131

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500
Vesting of restricted stock	304	—	(657)	—	—	—	(657)
Equity compensation	—	—	2,999	—	—	—	2,999
Foreign currency translation adjustment, net of taxes	—	—	—	(87)	—	—	(87)
Distribution to noncontrolling shareholder	—	—	—	—	—	(865)	(865)
Net (loss) income	—	—	—	—	(16,240)	424	(15,816)
Balances at June 30, 2020	36,175	$4	$307,985	$(1,327)	$(158,015)	$427	$149,074

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Consolidated net income (loss)	$30,996	$(15,816)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,452	7,225
Provision for allowances	1,927	2,182
Deferred income tax expense (benefit)	2,923	(664)
Non-cash lease expense	1,284	2,257
Impairment charges	2,070	15,011
Equity compensation	3,486	2,999
Other non-cash costs	772	307
Changes in operating assets and liabilities:
Accounts receivable	(76,274)	11,242
Prepaid expenses and other assets	(64)	(556)
Accounts payable and accrued expenses	22,014	11,907
Operating lease liabilities	(3,365)	(2,912)
Other	357	549
Net cash (used in) provided by operating activities	(9,422)	33,731

Cash flows from investing activities
Acquisitions, net of cash acquired	(24,470)	—
Purchases of property and equipment	(3,002)	(2,490)
Net cash used in investing activities	(27,472)	(2,490)

Cash flows from financing activities
Proceeds from term loan	100,000	—
Debt issuance costs	(4,465)	(75)
Borrowings under revolving credit facility	273,981	192,827
Repayments on revolving credit facility	(311,400)	(214,700)
Cash paid for shares withheld for taxes	(2,230)	(658)
Principal payments on note payable	(2,426)	(2,426)
Cash payments to noncontrolling shareholder	—	(865)
Other	(22)	(104)
Net cash provided by (used in) financing activities	53,438	(26,001)

Effect of exchange rate changes on cash	(17)	(38)
Change in cash and cash equivalents	16,527	5,202
Cash and cash equivalents at beginning of period	1,600	1,032
Cash and cash equivalents at end of period	$18,127	$6,234

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company), as well as Cross Country Talent Acquisition Group, LLC, which is a joint venture controlled by the Company but not wholly-owned. Effective December 31, 2020, the sole professional staffing services agreement held by this joint venture was terminated and, as a result, the Company expects to dissolve Cross Country Talent Acquisition Group, LLC during fiscal 2021. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These adjustments consisted of all normal recurring items.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See the condensed consolidated balance sheets and statements of cash flows, Note 3 - Revenue Recognition, and Note 12 - Segment Data.

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at June 30, 2021 and December 31, 2020 totaled $76.3 million and $48.3 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2021	2020
Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1	$3,416	$2,406
Bad Debt Expense	504	539
Write-Offs, net of Recoveries	(699)	(349)
Balance at March 31	3,221	2,596
Bad Debt Expense	466	898
Write-Offs, net of Recoveries	(358)	(532)
Balance at June 30	$3,329	$2,962

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of June 30, 2021 and December 31, 2020 was $0.8 million and $0.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2021, or the accounts receivable balance as of June 30, 2021 and December 31, 2020.

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

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2021	$499	$2,687
Charged to restructuring costs (a)	824	46
Payments	(344)	(207)
Balance at March 31, 2021	979	2,526
Charged to restructuring costs (a)	2	458
Payments	(387)	(204)
Balance at June 30, 2021	$594	$2,780
________________
(a) Aside from what is presented in the table above, restructuring costs in the condensed consolidated statements of operations for the six months ended June 30, 2021 include $0.7 million of ongoing lease costs related to the Company's strategic reduction in its real estate footprint which are included as operating lease liabilities - current and non-current in our condensed consolidated balance sheets. Other costs were immaterial for the six months ended June 30, 2021.

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

	Three Months ended June 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$308,519	$15,072	$323,591
Other Services	7,669	567	8,236
Total	$316,188	$15,639	$331,827

	Three Months ended June 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$193,331	$16,081	$209,412
Other Services	6,576	791	7,367
Total	$199,907	$16,872	$216,779

	Six Months ended June 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$614,494	$30,478	$644,972
Other Services	14,702	1,394	16,096
Total	$629,196	$31,872	$661,068

	Six Months ended June 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$378,279	$33,241	$411,520
Other Services	13,511	1,812	15,323
Total	$391,790	$35,053	$426,843
________________

In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing beginning in the first quarter of 2021. Other Services in the amount of $1.8 million and $5.5 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three and six months ended June 30, 2020. See Note 12 - Segment Data.

4.    ACQUISITION

Cross Country Workforce Solutions Group

On June 8, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. for a purchase price of $25.0 million in cash (subject to post-closing adjustments based on net working capital and indebtedness), and $5.0 million in shares (or 307,730 shares) of the Company's common stock. The Company financed the purchase price using a portion of the new subordinated debt that consisted of a $100.0 million, six-year term loan. See Note 8 - Debt. The transaction was treated as a purchase of assets for income tax purposes. The acquisition has not been fully integrated as of June 30, 2021.

The sellers are also eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. The $15.0 million contingent consideration liability is included in long-term contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

The business has been branded Cross Country Workforce Solutions Group (WSG) and primarily works with local and national healthcare plans and managed care providers to coordinate in-home care services for participants. WSG also provides a range of consulting and talent management solutions to its healthcare clients, including home care staffing, recruitment process outsourcing, contingent workforce evaluation, and talent acquisition.

The following table is an estimate of the assets acquired and liabilities assumed on June 8, 2021:

(amounts in thousands)
Cash and cash equivalents	$957
Accounts receivable	12,142
Other current assets	59
Property and equipment	10
Goodwill	37,071
Total assets acquired	50,239
Accounts payable and accrued expenses	3,665
Accrued compensation and benefits	1,147
Long-term contingent consideration	15,000
Total liabilities assumed	19,812
Net assets acquired	$30,427

The Company has not completed its valuation of assets acquired and liabilities assumed. Any necessary adjustments will be finalized within one year from the date of acquisition; adjustments to date have not been significant. Substantially all of the accounts receivable acquired are expected to be collectible. As a result, $37.1 million has been recorded as goodwill on the Company's condensed consolidated balance sheet. Associated acquisition-related costs incurred were $0.9 million and have been included in acquisition and integration-related costs on the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2021. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

The acquisition was not significant and has been accounted for in accordance with the Business Combinations Topic of the FASB ASC, using the acquisition method of accounting. WSG's results of operations, since the date of acquisition, are included in the Nurse and Allied Staffing business segment, and are not material. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.

5.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.3 million at June 30, 2021 and December 31, 2020.

The income tax impact related to components of other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 is reflected in the condensed consolidated statements of comprehensive income (loss).

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders - Basic and Diluted	$11,548	$(14,151)	$30,996	$(16,240)

Denominator:
Weighted average common shares - Basic	36,625	36,123	36,404	35,998
Effect of diluted shares:
Share-based awards (a)	578	—	716	—
Weighted average common shares - Diluted	37,203	36,123	37,120	35,998

Net income (loss) per share attributable to common shareholders - Basic	$0.32	$(0.39)	$0.85	$(0.45)

Net income (loss) per share attributable to common shareholders - Diluted	$0.31	$(0.39)	$0.84	$(0.45)
________________
(a) Due to the net loss for the three and six months ended June 30, 2020, 75,688 and 265,304 shares, respectively, were excluded from diluted weighted average shares due to their anti-dilutive effect.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$16,849	$13,681	$30,530	$15,322	$15,208
Customer relationships	33,538	15,431	18,107	33,538	14,007	19,531
Non-compete agreements	304	242	62	304	212	92
Other intangible assets, net	$64,372	$32,522	$31,850	$64,372	$29,541	$34,831
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of June 30, 2021, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2021	$2,982
2022	5,933
2023	5,875
2024	5,238
2025	4,679
Thereafter	7,143
$31,850

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse and Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2020
Aggregate goodwill acquired	$367,880	$43,405	$411,285
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	88,117	2,807	90,924

Changes to aggregate goodwill in 2021
Aggregate goodwill acquired (a)	37,071	—	37,071

Balances as of June 30, 2021
Aggregate goodwill acquired	404,951	43,405	448,356
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$125,188	$2,807	$127,995
________________

(a) Represents goodwill acquired from the acquisition of WSG, calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized. See Note 4 - Acquisition.

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

As of June 30, 2021, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value.

During the second quarter of 2020, due to the increased negative impact and continuing uncertainty of the COVID-19 pandemic on the business, all reporting units were quantitatively tested. For the Nurse and Allied Staffing and Physician Staffing reporting units no impairment was identified as the fair value was substantially in excess of the carrying amount of goodwill. However, the Search reporting unit under-performed in the second quarter of 2020. As a result, the Company performed quantitative testing of the Search reporting unit which resulted in impairment charges of $10.2 million for its goodwill and $0.3 million for its customer relationships.

Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID-19, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of June 30, 2021 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the six months ended June 30, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.

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

8.    DEBT

The Company's long-term debt consists of the following:

	June 30, 2021		December 31, 2020
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 6.50% at June 30, 2021	$100,000	$(4,212)	$—	$—
Senior Secured Asset-Based Loan, interest of 4.10% and 2.73% at June 30, 2021 and December 31, 2020, respectively	15,989	(1,116)	53,408	(1,063)
Note Payable, interest of 2.00% per annum	2,426	—	4,851	—
Total debt	118,415	(5,328)	58,259	(1,063)
Less current portion - note payable	2,426	—	2,425	—
Less current portion - term loan	1,000	—	—	—
Long-term debt	$114,989	$(5,328)	$55,834	$(1,063)

As of June 30, 2021 and December 31, 2020, the current portion of the note payable and the term loan is included in current portion of debt on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the condensed consolidated balance sheets. In addition, the non-current portion of the note payable as of December 31, 2020 is included in other long-term liabilities on the condensed consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt, net of current portion on the condensed consolidated balance sheets herein.
As of June 30, 2021, the aggregate schedule for maturities of debt are as follows:

	Term Loan	Senior Secured Asset-Based Loan	Note Payable
	(amounts in thousands)
Through Years Ending December 31:
2021	$500	$—	$—
2022	1,000	—	2,426
2023	1,000	—	—
2024	1,000	15,989	—
2025	1,000	—	—
Thereafter	95,500	—	—
Total	$100,000	$15,989	$2,426

2021 Term Loan Credit Agreement
On June 8, 2021, the Company entered into a Term Loan Credit Agreement (Term Loan Agreement) with Blackstone with Wilmington Trust, National Association as agent, pursuant to which the lenders party thereto extended to the Company a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month LIBOR plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisition), with the remainder used to pay down a portion of the asset based credit facility. Fees paid in connection with the Term Loan Agreement have been included as debt issuance costs and as a reduction to the carrying amount of the Term Loan and are expected to be amortized to interest expense over the term of the Term Loan Agreement.
The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $250,000 (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of June 30, 2021. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.
The Term Loan Agreement also contains customary events of default. If an event of default under the Term Loan Agreement occurs and is continuing, then the administrative agent or the requisite lenders may declare any outstanding obligations under the Term Loan Agreement to be immediately due and payable. In addition, the Company or any of its subsidiaries becoming the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, constitutes an event of default under the Term Loan Agreement.
The term loan is secured by a second-priority security interest in the collateral as defined in the ABL Credit Agreement (as described below), and Wells Fargo Bank, National Association as agent, as amended by the First Amendment, Second Amendment, and Third Amendment to the ABL Credit Agreement (as described below). The lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders are set forth in the Intercreditor Agreement, by and among Wells Fargo Bank, National Association, as first lien agent, and Wilmington Trust, National Association, as second lien agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time in accordance with the terms hereof and thereof dated June 8, 2021 (Intercreditor Agreement).
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
On June 8, 2021, the Company amended its Loan Agreement (Third Amendment), which permits the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars.
These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of Supplemental Availability, reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At June 30, 2021, availability under the ABL was $150.0 million and the Company had $16.0 million of borrowings drawn, as well as $18.5 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $115.5 million available for borrowing.
As of June 30, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 1.75% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 0.75% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of June 30, 2021. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.
Note Payable
In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three installments. The first two installments of $2.4 million each were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. At June 30, 2021, the note payable balance is included in current portion of debt on the condensed consolidated balance sheets.

9.    LEASES

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

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID-19, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.7 million and $3.8 million for the three months ended June 20, 2021 and 2020, respectively. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the three months ended June 30, 2021 and 2020, respectively, the Company wrote off a total of $0.2 million and $0.7 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a level 3 fair value measurement.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	June 30, 2021	December 31, 2020
	(amounts in thousands)
Operating lease right-of-use assets (a)	$8,625	$10,447
Operating lease liabilities - current (a)	$4,381	$4,509
Operating lease liabilities - non-current (a)	$13,467	$15,234

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term	3.7 years	4.1 years
Weighted average discount rate	6.37%	6.32%
________________

(a) Amounts include lease assets and liabilities related to the eight locations added as part of the acquisition of WSG: operating lease right-of-use assets of $1.1 million, operating lease current liabilities of $0.3 million, and operating lease non-current liabilities of $0.8 million.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of June 31, 2021:

Years Ending December 31:	(amounts in thousands)
2021	$2,488
2022	5,632
2023	5,292
2024	3,959
2025	2,762
Total minimum lease payments	20,133
Less: amount of lease payments representing interest	(2,285)
Present value of future minimum lease payments	17,848
Less: operating lease liabilities - current	(4,381)
Operating lease liabilities - non-current	$13,467

Other Information

The table below provides information regarding supplemental cash flows:

	Six Months Ended
	June 30,
	2021	2020
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,189	$3,654
Right-of-use assets acquired under operating lease	$1,078	$631

The components of lease expense are as follows:

	Three Months Ended
	June 30,
	2021	2020
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$938	$1,407
Short-term lease expense	$641	$1,451
Variable and other lease costs	$751	$482

	Six Months Ended
	June 30,
	2021	2020
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,852	$2,930
Short-term lease expense	$1,490	$3,296
Variable and other lease costs	$1,220	$1,056

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.
As of June 30, 2021, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset included in other non-current assets; and (ii) deferred compensation liability included in other long-term liabilities on its condensed consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	June 30, 2021	December 31, 2020
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$1,326	$1,156
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,699	$2,475

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The three and six months ended June 30, 2021 and 2020 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated during the quarter. The three and six months ended June

30, 2020 also included impairment charges to goodwill and other intangible assets related to the Search reporting unit. Accordingly, as of June 30, 2021 and 2020, these assets were recorded at fair value using level 3 inputs. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases for more information about these fair value measurements.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. Other financial instruments not measured or recorded at fair value include: (i) note payable, (ii) ABL, (iii) term loan, and (iv) contingent consideration liability, as discussed below.

(i) The Company paid the second installment on its note payable in the first quarter of 2021. The remaining balance is included in current portion of debt on the condensed consolidated balance sheets. Due to its relatively short-term nature, the carrying value of the note payable approximates its fair value. (ii) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (iii) Due to the short proximity of time since the Company entered into the Term Loan Agreement, the carrying amount of its term loan approximates fair value at June 30, 2021. (iv) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the contingent consideration liability. The contingent consideration liability's carrying amount approximates fair value and is included in long-term contingent consideration on the condensed consolidated balance sheets.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Note Payable	$2,426	$2,426	$4,851	$4,851
Senior Secured Asset-Based Loan	$15,989	$15,989	$53,408	$53,408
Term Loan, net	$100,000	$100,000	$—	$—
Contingent Consideration	$15,000	$15,000	$—	$—

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the six months ended June 30, 2021 and 2020, the Company did not repurchase any shares of its common stock. As of June 30, 2021, the Company has 510,004 shares of common stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's ABL Credit Agreement and Term Loan Agreement.

Share-Based Payments

On May 19, 2020, the Company's shareholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-

employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the six months ended June 30, 2021:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2021	1,345,819	$7.04	548,151	$7.64
Granted	483,900	$13.32	168,324	$12.69
Vested	(651,182)	$7.21	—	$—
Forfeited	(136,506)	$7.73	(194,309)	$9.32
Unvested restricted stock awards, June 30, 2021	1,042,031	$9.76	522,166	$8.64

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

During the three and six months ended June 30, 2021, $2.1 million and $3.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 159,025 and 476,630 shares, respectively, of common stock were issued upon the vesting of restricted stock.

During the three and six months ended June 30, 2020, $2.1 million and $3.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 82,482 and 303,974 shares, respectively, of common stock were issued upon the vesting of restricted stock.

12.    SEGMENT DATA

In the first quarter of 2021, the Company modified its disclosures of reportable segments to better align with its management structure and to reflect how the operating results are regularly reviewed by the chief operating decision maker. As a result, the two reportable segments are now Nurse and Allied Staffing and Physician Staffing, and the results of the Search segment have been consolidated within Nurse and Allied Staffing for all periods presented. The Company’s segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local nurse and allied professionals, managed services programs (MSP) services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, local and national healthcare plans, managed care providers, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$316,188	$199,907	$629,196	$391,790
Physician Staffing	15,639	16,872	31,872	35,053
	$331,827	$216,779	$661,068	$426,843

Contribution income:
Nurse and Allied Staffing	$35,284	$19,587	$72,701	$33,409
Physician Staffing	562	1,219	1,990	1,850
	35,846	20,806	74,691	35,259

Corporate overhead (a)	14,066	13,224	28,277	24,494
Depreciation and amortization	2,199	3,929	4,452	7,225
Acquisition and integration-related costs	924	—	924	77
Restructuring costs	835	2,330	2,073	2,894
Impairment charges	1,921	15,011	2,070	15,011
Income (loss) from operations	$15,901	$(13,688)	$36,895	$(14,442)
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

As a result of modifying the Company's reportable segments, revenue in the amount of $1.8 million and $5.5 million, respectively, and contribution loss in the amount of $1.1 million and $1.4 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three and six months ended June 30, 2020.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. For these matters, the Company has established a liability of $0.8 million as of June 30, 2021. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of June 30, 2021 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three and six months ended June 30, 2021 and 2020, the Company calculated its effective tax rate based on year-to-date results, pursuant to the Income Taxes Topic of the FASB ASC. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 22.5% and 12.1%, respectively, including the impact of discrete items, and 9.5% and 6.6%, respectively, excluding discrete items. The Company's effective tax rate for the three and six months ended June 30, 2020 was 2.6% and 1.3%, respectively, including the impact of discrete items, and negative 1.3% and negative 2.3%, respectively, excluding discrete items. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three and six months ended June 30, 2021 was primarily impacted by international and state taxes and additional valuation allowance required as a result of the WSG acquisition. Income tax expense for the three and six months ended June 30, 2020 was impacted by international and state taxes as well as the impairment of indefinite-lived intangibles.

As of June 30, 2021 and December 31, 2020, the Company had a valuation allowance of $31.5 million and $37.5 million, respectively. For the six months ended June 30, 2021, the valuation allowance decreased $8.1 million due to the Company's estimate of taxable income. This decrease was partially offset by a $2.1 million increase of the valuation allowance as a result of the WSG acquisition, and in accordance with the Business Combinations Topic of the FASB ASC, the increase was included in income tax expense. The valuation allowance was recorded against all domestic deferred tax assets not more likely than not to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of June 30, 2021, the Company had approximately $1.0 million of unrecognized tax benefits included in other long-term liabilities, $7.9 million, net of deferred taxes, which would affect the effective tax rate if recognized. During the six months ended June 30, 2021, the Company had gross increases of $0.8 million to its current year unrecognized tax benefits related to federal and state tax positions.

The tax years 2012 through 2020 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

Prior to December 31, 2020, the Company has a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $2.0 million and $7.7 million, respectively, for the three and six months ended June 30, 2020, with no activity for the same periods in 2021. At December 31, 2020, the Company had a receivable balance of $1.7 million and a payable balance of $0.2 million, with no such balances as of June 30, 2021. Effective December 31, 2020, the sole professional staffing services agreement held by its joint venture was terminated, at which time the Company entered into a direct staffing agreement with the hospital system. The Company expects to dissolve Cross Country Talent Acquisition Group, LLC during 2021.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder & Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and six months ended June 30, 2021 and 2020, the Company incurred an immaterial amount in expenses related to these fees. At June 30, 2021, the Company had an immaterial payable balance due to this entity, and no payable balance at December 31, 2020.

The Company provides services to a health system affiliated with a member of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.2 million for both the three and six months ended June 30, 2021, and an immaterial amount for the three and six months ended June 30, 2020. Accounts receivable due from this health system was $0.2 million at June 30, 2021 and an immaterial amount at December 31, 2020.

As a result of the WSG acquisition on June 8, 2021, the Company continues to rent WSG's headquarters. The CEO and founder of WSG, and currently a business unit president with the Company, is an agent of the lessor. The lease term is from January 1, 2020 through December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the month ended June 30, 2021.

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three equal installments. The payees of the note are controlled by an employee of the sellers who remained with the Company. The first two installments have been paid, leaving a note payable balance of $2.5 million at June 30, 2021.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or transactions. On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope, to refine the scope of guidance on reference rate reform to apply to derivatives that are affected by the discounting transition. The amendments in these updates are effective as of March 12, 2020 through December 31, 2022. As of June 30, 2021, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our 2020 Form 10-K (including

Part I, Item 1A, "Risk Factors"), our financial statements and the accompanying notes to our financial statements, as well as the Risk Factors contained herein.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and we can place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. Our workforce solutions include managed service programs (MSPs), internal resource pool (IRP), recruitment process outsourcing (RPO), and other outsourcing and consultative services as described in Item 1. Business in our 2020 Form 10-K. By utilizing our various solutions, customers can better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a longstanding history of investing in our diversity, equality, and inclusion strategic initiatives as a key component of the organization’s overall corporate social responsibility program which is closely aligned with its core values to create a better future for our people, communities, the planet, and our shareholders.

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

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 95% of our total revenue in the second quarter of 2021. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to clients such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, Optimal Workforce Solutions (OWS), IRP, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 5% of our total revenue in the second quarter of 2021. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended June 30, 2021, revenue from services increased 53% year-over-year to $331.8 million, due to continued solid execution and strong performance in our Nurse and Allied Staffing segment, resulting in a 56% increase in direct operating expenses. As a result of the rise in demand and a tight labor market, our average travel bill rates increased over the prior year period due to the increases in pay rates required to attract healthcare professionals. As expected, bill rates began to normalize during the second quarter of 2021, after reaching a peak in the first quarter of 2021. Throughout the pandemic, we have worked with our clients to adjust bill rates to reflect the changing compensation costs in order to provide the critical healthcare professionals they need. Net income attributable to common shareholders in the second quarter of 2021 was $11.5 million, as compared to a net loss of $14.2 million in the prior year.

On June 8, 2021, we entered into an asset purchase agreement with Workforce Solutions Group, Inc. (WSG). The purchase price included $25.0 million in cash and $5.0 million in shares of our common stock, subject to a net working capital adjustment. The sellers are also eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million of cash. In conjunction with this acquisition, we entered into a $100.0 million, six-year Term Loan Agreement. The proceeds were used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition, with the remainder used to pay down a portion of the ABL.

For the three months ended June 30, 2021, cash flow provided by operating activities was $15.5 million, with net borrowings of $100.0 million on our term loan and net repayments of $80.0 million on our senior-secured asset-based credit facility (ABL), and an increase in working capital stemming from the strong sequential growth in the business. As of June 30, 2021, there was $18.1 million of cash and cash equivalents,with a principal balance of $100.0 million outstanding on our term loan. Availability under the ABL was $150.0 million, with $16.0 million of borrowings drawn under our ABL, and $18.5 million of undrawn letters of credit outstanding, leaving $115.5 million available for borrowing.

We expect COVID-19 will continue to impact our business in the coming quarters, with average bill and pay rates remaining higher than the prior year though declining sequentially for certain assignments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	78.1	76.6	78.2	76.5
Selling, general and administrative expenses	15.2	19.5	14.6	20.6
Bad debt expense	0.1	0.4	0.2	0.3
Depreciation and amortization	0.7	1.8	0.7	1.7
Acquisition and integration-related costs	0.3	—	0.1	—
Restructuring costs	0.2	1.1	0.3	0.7
Impairment charges	0.6	6.9	0.3	3.5
Income (loss) from operations	4.8	(6.3)	5.6	(3.3)
Interest expense	0.4	0.3	0.3	0.4
Other income, net	(0.1)	—	—	—
Income (loss) before income taxes	4.5	(6.6)	5.3	(3.7)
Income tax expense (benefit)	1.0	(0.2)	0.6	—
Consolidated net income (loss)	3.5	(6.4)	4.7	(3.7)
Less: Net income attributable to noncontrolling interest in subsidiary	—	0.1	—	0.1
Net income (loss) attributable to common shareholders	3.5%	(6.5)%	4.7%	(3.8)%

Comparison of Results for the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2021	2020	$	%
	(Amounts in thousands)
Revenue from services	$331,827	$216,779	$115,048	53.1%
Direct operating expenses	259,237	166,045	93,192	56.1%
Selling, general and administrative expenses	50,344	42,254	8,090	19.1%
Bad debt expense	466	898	(432)	(48.1)%
Depreciation and amortization	2,199	3,929	(1,730)	(44.0)%
Acquisition and integration-related costs	924	—	924	100.0%
Restructuring costs	835	2,330	(1,495)	(64.2)%
Impairment charges	1,921	15,011	(13,090)	(87.2)%
Income (loss) from operations	15,901	(13,688)	29,589	216.2%
Interest expense	1,196	744	452	60.8%
Other income, net	(204)	(5)	(199)	NM
Income (loss) before income taxes	14,909	(14,427)	29,336	203.3%
Income tax expense (benefit)	3,361	(379)	3,740	NM
Consolidated net income (loss)	11,548	(14,048)	25,596	182.2
Less: Net income attributable to noncontrolling interest in subsidiary	—	103	(103)	(100.0)%
Net income (loss) attributable to common shareholders	$11,548	$(14,151)	$25,699	181.6%
NM - Not meaningful

Revenue from services

Revenue from services increased 53.1% to $331.8 million for the three months ended June 30, 2021, as compared to $216.8 million for the three months ended June 30, 2020, due to strong performance in our Nurse and Allied Staffing segment, resulting from both an increase in volume and higher bill rates. In general, the increase in bill rates related to the spike in COVID-19 needs late in the fourth quarter of 2020. Rates began to normalize in the second quarter of 2021 but remain above pre-COVID-19 rates. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $93.2 million, or 56.1%, to $259.2 million for the three months ended June 30, 2021, as compared to $166.0 million for the three months ended June 30, 2020, as a result of revenue increases. As a percentage of total revenue, direct operating expenses increased to 78.1% compared to 76.6% in the prior year period, as compensation costs rose by a higher percentage than our bill rates. Throughout the pandemic our position has been that in the long term interest of our client relationships, we will do all that we can to mitigate the rising costs for our clients. We expect compensation costs to remain higher than the prior year, but decline sequentially in the coming quarters, though not necessarily at the same pace as bill rates, for certain assignments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 19.1% to $50.3 million for the three months ended June 30, 2021, as compared to $42.3 million for the three months ended June 30, 2020, primarily due to increases in compensation and benefit expense, partially offset by lower rent expense due to the closure of a significant number of offices in 2020 and decreases in legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 15.2% for the three months ended June 30, 2021, as compared to 19.5% for the three months ended June 30, 2020.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2021 decreased to $2.2 million, as compared to $3.9 million for the three months ended June 30, 2020. Lower depreciation expense for the three months ended June 30, 2021 related to fully amortized assets that have not been replaced. Amortization expense for the three months ended June 30, 2020 included accelerated amortization of trade names associated with our rebranding initiatives. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.7% for the three months ended June 30, 2021 and 1.8% for the three months ended June 30, 2020.

Acquisition and integration-related costs

Acquisition and integration-related costs for the three months ended June 30, 2021 include costs for legal and advisory fees for the WSG acquisition that closed on June 8, 2021. There were no such costs for the three months ended June 30, 2020.

Restructuring costs

Restructuring costs for the three months ended June 30, 2021 and 2020 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $0.8 million and $2.3 million, respectively. Restructuring costs for the three months ended June 30, 2020 also included reorganization costs as part of our planned cost savings initiatives.

Impairment charges

Non-cash impairment charges totaled $1.9 million and $15.0 million for the three months ended June 30, 2021 and 2020, respectively. The 2021 charges related to real estate restructuring activities. The 2020 charges consisted of $10.5 million of impairment related to our Search business and $4.5 million related to real estate restructuring activities. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $1.2 million for the three months ended June 30, 2021, as compared to $0.7 million for the three months ended June 30, 2020, due to a higher effective rate. The effective interest rate on our borrowings was 4.1% for the three months ended June 30, 2021 compared to 3.3% for the three months ended June 30, 2020.

Income tax expense

Income tax expense was $3.4 million for the three months ended June 30, 2021, as compared to a benefit of $0.4 million for the three months ended June 30, 2020. As a result of our valuation allowance on substantially all of our domestic deferred tax assets, income tax expense for the three months ended June 30, 2021 was primarily impacted by international and state taxes and additional valuation required as a result of the WSG acquisition. Income tax benefit for the three months ended June 30, 2020 was primarily impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2021	2020	$	%
	(Amounts in thousands)
Revenue from services	$661,068	$426,843	$234,225	54.9%
Direct operating expenses	517,013	326,506	190,507	58.3%
Selling, general and administrative expenses	96,671	88,135	8,536	9.7%
Bad debt expense	970	1,437	(467)	(32.5)%
Depreciation and amortization	4,452	7,225	(2,773)	(38.4)%
Acquisition and integration-related costs	924	77	847	NM
Restructuring costs	2,073	2,894	(821)	(28.4)%
Impairment charges	2,070	15,011	(12,941)	(86.2)%
Income (loss) from operations	36,895	(14,442)	51,337	355.5%
Interest expense	1,867	1,611	256	15.9%
Other income, net	(241)	(36)	(205)	NM
Income (loss) before income taxes	35,269	(16,017)	51,286	320.2%
Income tax expense (benefit)	4,273	(201)	4,474	NM
Consolidated net income (loss)	30,996	(15,816)	46,812	296.0
Less: Net income attributable to noncontrolling interest in subsidiary	—	424	(424)	(100.0)%
Net income (loss) attributable to common shareholders	$30,996	$(16,240)	$47,236	290.9%
NM - Not meaningful

Revenue from services

Revenue from services increased 54.9% to $661.1 million for the six months ended June 30, 2021, as compared to $426.8 million for the six months ended June 30, 2020, due to strong performance in our Nurse and Allied Staffing segment, resulting from both an increase in volume and higher bill rates. In general, the increase in bill rates related to the spike in COVID-19 needs late in the fourth quarter of 2020. Rates began to normalize sequentially in the second quarter after reaching a peak in the first quarter, but remain above pre-COVID-19 rates. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses increased $190.5 million, or 58.3%, to $517.0 million for the six months ended June 30, 2021, as compared to $326.5 million for the six months ended June 30, 2020 as a result of revenue increases. As a percentage of total revenue, direct operating expenses increased to 78.2% compared to 76.5% in the prior year period, as compensation costs rose by a higher percentage than our bill rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 9.7% to $96.7 million for the six months ended June 30, 2021, as compared to $88.1 million for the six months ended June 30, 2020, primarily due to increases in compensation and benefits, as well as equity compensation expense, partially offset by lower rent expense due to the closure of a significant number of offices in 2020 and decreases in IT, consulting, and legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 14.6% for the six months ended June 30, 2021 as compared to 20.6% for the six months ended June 30, 2020.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2021 decreased to $4.5 million as compared to $7.2 million for the six months ended June 30, 2020. Lower depreciation expense for the six months ended June 30, 2021 related to fully amortized assets that have not been replaced. Amortization expense for the six months ended June 30, 2020 included accelerated amortization of trade names associated with our rebranding initiatives. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.7% for the six months ended June 30, 2021 and 1.7% for the six months ended June 30, 2020.

Acquisition and integration-related costs

Acquisition and integration-related costs for the six months ended June 30, 2021 include costs for legal and advisory fees for the WSG acquisition that closed on June 8, 2021. In the first quarter of 2020, the final earnout amount of the contingent consideration related to the Mediscan acquisition was determined.

Restructuring costs

Restructuring costs for the six months ended June 30, 2021 and 2020 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $2.1 million and $2.9 million, respectively. Restructuring costs for the six months ended June 30, 2020 also included reorganization costs as part of our planned cost savings initiatives.

Impairment charges

Non-cash impairment charges totaled $2.1 million for the six months ended June 30, 2021 and related to real estate restructuring activities and the write-off of a discontinued software development project. Non-cash impairment charges totaled $15.0 million for the six months ended June 30, 2020. These were comprised of $10.5 million of impairment related to our Search business and $4.5 million related to real estate restructuring activities. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $1.9 million for the six months ended June 30, 2021 as compared to $1.6 million for the six months ended June 30, 2020, due to higher average borrowings partially offset by a lower effective rate. The effective interest rate on our borrowings was 3.1% for the six months ended June 30, 2021 compared to 3.8% for the six months ended June 30, 2020.

Income tax expense

Income tax expense was $4.3 million for the six months ended June 30, 2021 as compared to a benefit of $0.2 million for the six months ended June 30, 2020. As a result of our valuation allowance on substantially all of our domestic deferred tax assets, income tax expense for the six months ended June 30, 2021 was primarily impacted by international and state taxes and additional valuation required as a result of the WSG acquisition. Income tax benefit for the six months ended June 30, 2020 was impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$316,188	$199,907	$629,196	$391,790
Physician Staffing	15,639	16,872	31,872	35,053
	$331,827	$216,779	$661,068	$426,843

Contribution income:
Nurse and Allied Staffing	$35,284	$19,587	$72,701	$33,409
Physician Staffing	562	1,219	1,990	1,850
	35,846	20,806	74,691	35,259

Corporate overhead	14,066	13,224	28,277	24,494
Depreciation and amortization	2,199	3,929	4,452	7,225
Acquisition and integration-related costs	924	—	924	77
Restructuring costs	835	2,330	2,073	2,894
Impairment charges	1,921	15,011	2,070	15,011
Income (loss) from operations	$15,901	$(13,688)	$36,895	$(14,442)
_______________
In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. Revenue in the amount of $1.8 million and $5.5 million, respectively, and contribution loss in the amount of $1.1 million and $1.4 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three and six months ended June 30, 2020.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2021	2020	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,578	5,801	1,777	30.6%
Average Nurse and Allied Staffing revenue per FTE per day	$454	$375	79	21.1%

Physician Staffing statistical data:
Days filled	9,775	9,195	580	6.3%
Revenue per day filled	$1,600	$1,835	(235)	(12.8)%

	Six Months Ended
	June 30,	June 30,		Percent
	2021	2020	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,096	6,473	623	9.6%
Average Nurse and Allied Staffing revenue per FTE per day	$486	$328	158	48.2%

Physician Staffing statistical data: (a)
Days filled	19,244	19,394	(150)	(0.8)%
Revenue per day filled	$1,656	$1,807	(151)	(8.4)%

See definition of Business Measurement under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Nurse and Allied Staffing

Revenue increased $116.3 million, or 58.2%, to $316.2 million for the three months ended June 30, 2021, compared to $199.9 million for the three months ended June 30, 2020, driven by volume increases and higher bill rates, especially for travel assignments.

Contribution income increased $15.7 million, or 80.1%, to $35.3 million for the three months ended June 30, 2021, compared to $19.6 million for the three months ended June 30, 2020 driven by increased revenue. As a percentage of segment revenue, contribution income margin was 11.2% for the three months ended June 30, 2021, compared to 9.8% for the three months ended June 30, 2020.

The average number of FTEs on contract during the three months ended June 30, 2021 increased 30.6% from the three months ended June 30, 2020, primarily due to headcount growth in travel nurse and allied. The average revenue per FTE per day increased 21.1%, due to the increase in the average travel bill rates as a result of the increases in pay rates required to attract healthcare professionals.

Physician Staffing

Revenue decreased $1.2 million, or 7.3%, to $15.6 million for the three months ended June 30, 2021, compared to $16.9 million for the three months ended June 30, 2020, primarily due to a mix shift to lower bill-rate specialties.

Contribution income was $0.6 million for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020. As a percentage of segment revenue, contribution income was 3.6% for the three months ended June 30, 2021, compared to 7.2% for the three months ended June 30, 2020, driven by lower revenue and higher direct costs.

Total days filled for the three months ended June 30, 2021 were 9,775, as compared with 9,195 in the prior year. Revenue per day filled was $1,600 as compared with $1,835 in the prior year.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $14.1 million for the three months ended June 30, 2021, from $13.2 million for the three months ended June 30, 2020, primarily due to increases in compensation and benefit expense. As a percentage of consolidated revenue, corporate overhead was 4.2% for the three months ended June 30, 2021 and 6.1% for the three months ended June 30, 2020.

Segment Comparison - Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Nurse and Allied Staffing

Revenue increased $237.4 million, or 60.6%, to $629.2 million for the six months ended June 30, 2021, compared to $391.8 million for the six months ended June 30, 2020, driven by volume increases and higher bill rates, especially for travel assignments. As expected, bill rates began to normalize through the second quarter, after reaching a peak in the first quarter.

Contribution income increased $39.3 million, or 117.7%, to $72.7 million for the six months ended June 30, 2021, compared to $33.4 million for the six months ended June 30, 2020 driven by increased revenue. As a percentage of segment revenue, contribution income margin was 11.6% for the six months ended June 30, 2021, compared to 8.5% for the six months ended June 30, 2020.

The average number of FTEs on contract during the six months ended June 30, 2021 increased 9.6% from the six months ended June 30, 2020, due to headcount growth in travel nurse and allied, partially offset by declines in local staffing and education clients. The average revenue per FTE per day increased 48.2%, due to the increase in the average travel bill rates as a result of the increases in pay rates required to attract healthcare professionals.

Physician Staffing

Revenue decreased $3.2 million, or 9.1%, to $31.9 million for the six months ended June 30, 2021, compared to $35.1 million for the six months ended June 30, 2020, primarily due to a decline in volume related to certain physician-based specialties, as well as a mix shift to lower bill-rate specialties.

Contribution income was $2.0 million for the six months ended June 30, 2021, compared to $1.9 million for the six months ended June 30, 2020. As a percentage of segment revenue, contribution income was 6.2% for the six months ended June 30, 2021, compared to 5.3% for the six months ended June 30, 2020, driven by lower revenue.

Total days filled for the six months ended June 30, 2021 were 19,244 as compared with 19,394 in the prior year. Revenue per day filled was $1,656 as compared with $1,807 in the prior year.

Corporate Overhead

Corporate overhead increased to $28.3 million for the six months ended June 30, 2021, from $24.5 million for the six months ended June 30, 2020, primarily due to increases in compensation and benefits, as well as equity compensation expense, partially offset by lower rent expense due to the closure of a significant number of offices in 2020 and decreases in IT, consulting, and legal expenses. As a percentage of consolidated revenue, corporate overhead was 4.3% for the six months ended June 30, 2021 and 5.7% for the six months ended June 30, 2020.

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2021, we reported $18.1 million in cash and cash equivalents, $100.0 million of term loan outstanding, at par, and $16.0 million of borrowings drawn under our ABL. Working capital increased by $73.6 million to $163.3 million as of June 30, 2021, compared to $89.7 million as of December 31, 2020, primarily due to strong sequential growth, partially offset by the timing of disbursements. As of June 30, 2021, our days' sales outstanding, net of amounts owed to subcontractors, was 56 days, up 7 days year-over-year and flat sequentially. As of June 30, 2021, we do not have any off-balance sheet arrangements.

Our operating cash flow constitutes our primary source of liquidity, and historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service. This includes our commitments, both short-term and long-term, of interest expense on our debt, payments on our promissory note payable, and operating lease commitments, as well as any settlements on uncertain tax positions, and future principal payments on our term loan and our ABL credit facility. We expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

Net cash used in operating activities was $9.4 million in the six months ended June 30, 2021, compared to net cash provided by operating activities of $33.7 million in the six months ended June 30, 2020, primarily due to strong sequential growth in the business which resulted in a $76.3 million increase in receivables since the start of the year.

Net cash used in investing activities was $27.5 million in the six months ended June 30, 2021, compared to $2.5 million in the six months ended June 30, 2020. Net cash used in investing activities in the six months ended June 30, 2021 included $24.5 million related to the acquisition of WSG. Net cash used in both periods was also for capital expenditures. During the six months ended June 30, 2021, the expenditures related to the project to replace our applicant tracking system, the development of our on-demand staffing platform, and the build-out of our corporate office. During the six months ended June 30, 2020, the expenditures primarily related to the project to replace our applicant tracking system.
Net cash provided by financing activities during the six months ended June 30, 2021 was $53.4 million, compared to net cash used in financing activities of $26.0 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, we reported net borrowings of $100.0 million on our term loan, and used cash to repay borrowing on our ABL of $37.5 million, $2.4 million on our note payable, $4.5 million of debt issuance costs, $2.2 million for income taxes on share-based compensation, and an immaterial amount for other financing activities. During the six months ended June 30, 2020, we used cash to repay borrowing on our ABL of $21.9 million, $2.4 million to pay our note payable, $0.7 million for income taxes on share-based compensation, and $1.0 million for other financing activities.

Debt

2021 Term Loan Credit Agreement

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, on June 8, 2021, we entered into a Term Loan Credit Agreement (Term Loan Agreement), which provides for a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month LIBOR plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisition to our consolidated financial statements), with the remainder used to pay down a portion of the asset based credit facility.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $250,000 (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of June 30, 2021. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

2019 ABL Credit Agreement

Effective October 25, 2019, our prior senior credit facility entered into in August 2017 was replaced by a $120.0 million ABL Credit Agreement (Loan Agreement), which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remain the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permits the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars.

As of June 30, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 1.75% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 0.75% and 3.00%, respectively, for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of June 30, 2021. Availability under the ABL is subject to a borrowing base, which was sufficient to access the full facility size of $150.0 million at June 30, 2021, with $16.0 million of borrowings drawn as well as $18.5 million of letters of credit outstanding, leaving $115.5 million available for borrowing.

See Note 8 - Debt to our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

See Note 16 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Term Loan Agreement entered into on June 8, 2021 and our ABL Credit Agreement (ABL) entered into on October 25, 2019. These agreements charge interest at a rate based on either LIBOR or Base Rate (as defined in the agreements) plus an applicable margin.

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.5 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

Refer to Item 1A. Risk Factors in Part II - Other Information under "The interest rates under our Term Loan Agreement and our ABL Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR)" for discussion of the interest rate risk related to the potential phase-out of LIBOR in 2021.

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

PART II. – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to certain legal proceedings is included in Part I, Item 1, Note 13 - Contingencies - Legal Proceedings of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020, all of which could materially affect our business, financial condition, or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition, and/or operating results. The following risk factors are provided to update our risk factors previously disclosed in our periodic reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020:

Notwithstanding the due diligence investigation we performed in connection with the transaction, WSG may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on WSG prior to signing the purchase agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by WSG and its representatives when conducting due diligence and evaluating the results of such due diligence. We did not control and may be unaware of activities of WSG before the acquisition, including intellectual property and other litigation or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities, and other liabilities.

The sellers’ obligations to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the purchase agreement and other specific indemnities as set forth in the purchase agreement. In the event of a breach of a representation or warranty, other than a core representation (as defined in the purchase agreement), sellers' obligation to indemnify us may be limited to the time frame in which the loss arises and the amount of the loss. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the sellers, which could have a material adverse impact on our business and results of operations.

The interest rates under our Term Loan Agreement and our ABL Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate to calculate interest under our Term Loan Agreement and our ABL Credit Agreement. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (SOFR) as the preferred alternative reference rate to U.S. dollar LIBOR and recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Our Term Loan Agreement and our ABL Credit Agreement contain a fallback provision providing for alternative rate calculations in the event LIBOR is unavailable, prior to any LIBOR rate transition. As a result of any changes in the benchmarking rate, the new rates we incur may not be as favorable to us as those in effect prior to any LIBOR phase-out, and we may incur higher interest payments.

ITEM 6.    EXHIBITS

No.	Description

2.1
Asset Purchase Agreement, by and among Cross Country Healthcare, Inc., Workforce Solutions Group, Inc., Health Talent Strategies, Inc., Talent Strategies, Inc., and Pamela Jung, dated June 8, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated June 14, 2021 and incorporated by reference herein.)

10.1 #	Offer Letter by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)

10.2 #	Employment Agreement by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)

10.3
Term Loan Credit Agreement, by and between Cross Country Healthcare, Inc. and the Lenders as defined therein, dated June 8, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated June 14, 2021 and incorporated by reference herein.)

10.4
Amendment No. 3 to ABL Credit Agreement, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers, certain of its domestic subsidiaries as guarantors, the Lenders (as defined therein), and Wells Fargo Bank, National Association as agent dated June 8, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated June 14, 2021 and incorporated by reference herein.)

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 5, 2021	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)