Form 10-Q
period 2021-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2021-11-04
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 38,003,670 shares of common stock, par value $0.0001 per share, as of October 31, 2021.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the potential impacts of the coronavirus pandemic (COVID-19) on our business, financial condition, and results of operations, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K), as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. Except as may be required by law, the Company undertakes no obligation to update or revise forward-looking statements.

All references to “the Company”, “we”, “us”, “our”, or “Cross Country” in this Quarterly Report on Form 10-Q mean Cross Country Healthcare, Inc., and its consolidated subsidiaries.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

September 30, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$842	$1,600
Accounts receivable, net of allowances of $5,388 in 2021 and $4,021 in 2020	301,040	170,003
Prepaid expenses	3,418	5,455
Insurance recovery receivable	4,655	4,698
Other current assets	3,318	1,355
Total current assets	313,273	183,111
Property and equipment, net of accumulated depreciation of $18,225 in 2021 and $17,013 in 2020	14,877	12,351
Operating lease right-of-use assets	8,064	10,447
Goodwill	112,990	90,924
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	44,145	34,831
Other non-current assets	21,171	19,409
Total assets	$520,420	$356,973

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$73,033	$49,877
Accrued compensation and benefits	54,875	35,540
Current portion of debt	3,426	2,425
Operating lease liabilities - current	4,362	4,509
Current portion of earnout liability	7,500	—
Other current liabilities	1,466	1,072
Total current liabilities	144,662	93,423
Long-term debt, less current portion	98,665	53,408
Operating lease liabilities - non-current	12,280	15,234
Non-current deferred tax liabilities	9,388	6,592
Long-term accrued claims	25,521	25,412
Long-term contingent consideration	7,500	—
Other long-term liabilities	5,605	7,995
Total liabilities	303,621	202,064

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	318,415	310,388
Accumulated other comprehensive loss	(1,312)	(1,280)
Accumulated deficit	(100,308)	(154,737)
Total Cross Country Healthcare, Inc. stockholders' equity	216,799	154,375
Noncontrolling interest in subsidiary	—	534
Total stockholders' equity	216,799	154,909
Total liabilities and stockholders' equity	$520,420	$356,973

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue from services	$374,905	$193,968	$1,035,973	$620,811
Operating expenses:
Direct operating expenses	291,111	145,965	808,124	472,471
Selling, general and administrative expenses	52,847	40,804	149,518	128,939
Bad debt expense	1,441	946	2,411	2,383
Depreciation and amortization	2,680	3,247	7,132	10,472
Acquisition and integration-related costs	61	—	985	77
Restructuring costs	318	2,316	2,391	5,210
Impairment charges	—	1,071	2,070	16,082
Total operating expenses	348,458	194,349	972,631	635,634
Income (loss) from operations	26,447	(381)	63,342	(14,823)
Other expenses (income):
Interest expense	2,182	608	4,049	2,219
Other income, net	(375)	(10)	(616)	(46)
Income (loss) before income taxes	24,640	(979)	59,909	(16,996)
Income tax expense (benefit)	1,207	169	5,480	(32)
Consolidated net income (loss)	23,433	(1,148)	54,429	(16,964)
Less: Net income attributable to noncontrolling interest in subsidiary	—	186	—	610
Net income (loss) attributable to common shareholders	$23,433	$(1,334)	$54,429	$(17,574)

Net income (loss) per share attributable to common shareholders - Basic	$0.63	$(0.04)	$1.49	$(0.49)

Net income (loss) per share attributable to common shareholders - Diluted	$0.62	$(0.04)	$1.46	$(0.49)

Weighted average common shares outstanding:
Basic	36,963	36,176	36,593	36,058
Diluted	37,582	36,176	37,276	36,058

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$23,433	$(1,148)	$54,429	$(16,964)

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation (loss) gain	(2)	33	(32)	(54)

Taxes on other comprehensive loss:
Income tax effect related to unrealized foreign currency translation	—	—	—	—

Other comprehensive (loss) income, net of tax	(2)	33	(32)	(54)

Comprehensive income (loss)	23,431	(1,115)	54,397	(17,018)
Less: Net income attributable to noncontrolling interest in subsidiary	—	186	—	610
Comprehensive income (loss) attributable to common shareholders	$23,431	$(1,301)	$54,397	$(17,628)

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2021 and 2020
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2021	36,962	$4	$316,644	$(1,310)	$(123,741)	$534	$192,131
Vesting of restricted stock	2	—	—	—	—	—	—
Equity compensation	—	—	1,771	—	—	—	1,771
Foreign currency translation adjustment, net of taxes	—	—	—	(2)	—	—	(2)
Dissolution of noncontrolling interest	—	—	—	—	—	(324)	(324)
Distribution to noncontrolling shareholder	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	23,433	—	23,433
Balances at September 30, 2021	36,964	$4	$318,415	$(1,312)	$(100,308)	$—	$216,799

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2020	36,175	$4	$307,985	$(1,327)	$(158,015)	$427	$149,074
Vesting of restricted stock	2	—	—	—	—	—	—
Equity compensation	—	—	1,064	—	—	—	1,064
Foreign currency translation adjustment, net of taxes	—	—	—	33	—	—	33
Distribution to noncontrolling shareholder	—	—	—	—	—	(103)	(103)
Net (loss) income	—	—	—	—	(1,334)	186	(1,148)
Balances at September 30, 2020	36,177	$4	$309,049	$(1,294)	$(159,349)	$510	$148,920

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2021 and 2020
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909
Vesting of restricted stock	479	—	(2,230)	—	—	—	(2,230)
Equity compensation	—	—	5,257	—	—	—	5,257
Foreign currency translation adjustment, net of taxes	—	—	—	(32)	—	—	(32)
Acquisition of WSG	308	—	5,000	—	—	—	5,000
Dissolution of noncontrolling interest	—	—	—	—	—	(324)	(324)
Distribution to noncontrolling shareholder	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	54,429	—	54,429
Balances at September 30, 2021	36,964	$4	$318,415	$(1,312)	$(100,308)	$—	$216,799

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500
Vesting of restricted stock	306	—	(657)	—	—	—	(657)
Equity compensation	—	—	4,063	—	—	—	4,063
Foreign currency translation adjustment, net of taxes	—	—	—	(54)	—	—	(54)
Distribution to noncontrolling shareholder	—	—	—	—	—	(968)	(968)
Net (loss) income	—	—	—	—	(17,574)	610	(16,964)
Balances at September 30, 2020	36,177	$4	$309,049	$(1,294)	$(159,349)	$510	$148,920

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Consolidated net income (loss)	$54,429	$(16,964)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,132	10,472
Provision for allowances	3,836	3,355
Deferred income tax expense (benefit)	2,797	(650)
Non-cash lease expense	1,866	2,932
Impairment charges	2,070	16,082
Equity compensation	5,257	4,063
Other non-cash costs	833	460
Changes in operating assets and liabilities:
Accounts receivable	(122,887)	(2,597)
Prepaid expenses and other assets	(259)	291
Accounts payable and accrued expenses	36,675	10,388
Operating lease liabilities	(4,592)	(4,394)
Other	590	1,837
Net cash (used in) provided by operating activities	(12,253)	25,275

Cash flows from investing activities
Acquisitions, net of cash acquired	(24,470)	—
Purchases of property and equipment	(4,890)	(3,659)
Net cash used in investing activities	(29,360)	(3,659)

Cash flows from financing activities
Proceeds from term loan	100,000	—
Principal payments on term loan	(250)	—
Debt issuance costs	(4,573)	(81)
Borrowings under revolving credit facility	288,467	310,965
Repayments on revolving credit facility	(337,876)	(325,900)
Cash paid for shares withheld for taxes	(2,230)	(658)
Principal payments on note payable	(2,426)	(2,426)
Cash payments to noncontrolling shareholder	(210)	(968)
Other	(33)	(115)
Net cash provided by (used in) financing activities	40,869	(19,183)

Effect of exchange rate changes on cash	(14)	(19)
Change in cash and cash equivalents	(758)	2,414
Cash and cash equivalents at beginning of period	1,600	1,032
Cash and cash equivalents at end of period	$842	$3,446

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Cross Country Healthcare, Inc. and its direct and indirect wholly-owned subsidiaries (collectively, the Company), as well as Cross Country Talent Acquisition Group, LLC, which was a joint venture controlled by the Company but not wholly-owned. Effective December 31, 2020, the sole professional staffing services agreement held by this joint venture was terminated and, as a result, the Company dissolved Cross Country Talent Acquisition Group, LLC in the third quarter of 2021. In the opinion of management, all adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. All such adjustments consisted of all normal recurring items, including the elimination of all intercompany transactions and balances.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

COVID-19

The Company continues to closely monitor the COVID-19 pandemic, and prioritize the mental health and well-being of its employees. While operating primarily through a remote workforce, the Company's offices remain open with stringent safety guidelines and procedures in place, including allowing only vaccinated employees on-site, social distancing, and enhanced cleaning at all of its locations. Business travel, including visits to healthcare clients, continues to be somewhat limited at the request of the Company's clients who are continuing to cope with the pandemic twenty-four hours a day/seven days a week.

During the third quarter of 2021, the number of new COVID-19 cases and hospitalizations from the Delta variant began to decline, but the Company still continued to see higher bill rates than pre-pandemic and demand for its services remained high with tens of thousands of openings across the nation in all healthcare specialties and across all of its segments. The investments, digital transformation, and other changes and improvements the Company has made during the pandemic have allowed it to quickly respond to the record level of demand that it is continuing to see across a wide range of specialties, including operating room, emergency room, pediatrics, labor and delivery, and medical and surgical services which are not directly related to COVID needs.

Throughout the pandemic, the Company has partnered with its clients to deliver flexible solutions aimed at solving their immediate and long-term challenges. It has continued to provide data, industry insights, marketing analytics, and consulting services to assist clients in determining the appropriate rates necessary to attract the supply they need. One of the Company's core values is to act ethically and responsibly, and it has been especially important during this pandemic to be transparent and build trust with its clients to re-enforce long-lasting relationships as both demand and bill rates have increased to unprecedented levels.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at September 30, 2021 and December 31, 2020 totaled $121.9 million and $48.3 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2021	2020
Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1	$3,416	$2,406
Bad Debt Expense	504	539
Write-Offs, net of Recoveries	(699)	(349)
Balance at March 31	3,221	2,596
Bad Debt Expense	466	898
Write-Offs, net of Recoveries	(358)	(532)
Balance at June 30	3,329	2,962
Bad Debt Expense	1,441	946
Write-Offs, net of Recoveries	(138)	(800)
Balance at September 30	$4,632	$3,108

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of September 30, 2021 and December 31, 2020 was $0.8 million and $0.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2021, or the accounts receivable balance as of September 30, 2021 and December 31, 2020.

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

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2021	$499	$2,687
Charged to restructuring costs (a)	824	46
Payments	(344)	(207)
Balance at March 31, 2021	979	2,526
Charged to restructuring costs (a)	2	458
Payments	(387)	(204)
Balance at June 30, 2021	594	2,780
Charged to restructuring costs (a)	(10)	47
Payments	(278)	(194)
Balance at September 30, 2021	$306	$2,633
________________
(a) Aside from what is presented in the table above, restructuring costs in the condensed consolidated statements of operations for the nine months ended September 30, 2021 include $1.0 million of ongoing lease costs related to the Company's strategic reduction in its real estate footprint, which are included as operating lease liabilities - current and non-current in our condensed consolidated balance sheets. Other costs were immaterial for the nine months ended September 30, 2021.

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance requires either a prospective, retrospective, or modified retrospective approach depending on the amendment. The Company prospectively adopted this guidance with no material impact on its consolidated financial statements.

3.    REVENUE RECOGNITION
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended September 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$347,115	$18,055	$365,170
Other Services	9,024	711	9,735
Total	$356,139	$18,766	$374,905

	Three Months ended September 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$169,264	$15,753	$185,017
Other Services	8,252	699	8,951
Total	$177,516	$16,452	$193,968

	Nine Months ended September 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$961,608	$48,534	$1,010,142
Other Services	23,727	2,104	25,831
Total	$985,335	$50,638	$1,035,973

	Nine Months ended September 30, 2020
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$547,543	$48,994	$596,537
Other Services	21,763	2,511	24,274
Total	$569,306	$51,505	$620,811
________________
In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. Other Services in the amount of $2.3 million and $7.7 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three and nine months ended September 30, 2020. See Note 12 - Segment Data.

4.    ACQUISITION

Cross Country Workforce Solutions Group

On June 8, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. for a purchase price of $25.0 million in cash (parties have agreed to a net working capital reduction of $1.1 million), and $5.0 million in shares (or 307,730 shares) of the Company's common stock. The transaction was treated as a purchase of assets for income tax purposes.

The sellers are also eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. The current portion of the liability of $7.5 million is included in current portion of earnout liability and the non-current portion of $7.5 million is included in long-term contingent consideration on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

The business has been branded Cross Country Workforce Solutions Group (WSG) and primarily works with local and national healthcare systems and managed care providers to coordinate in-home care services for participants. WSG also provides a range of consulting and talent management solutions to its healthcare clients, including home care staffing, recruitment process outsourcing, contingent workforce evaluation, and talent acquisition.

The following table is an estimate of the assets acquired and liabilities assumed on June 8, 2021:

(amounts in thousands)
Cash and cash equivalents	$957
Accounts receivable	11,991
Other current assets	59
Property and equipment	10
Goodwill	22,066
Other intangible assets	14,200
Total assets acquired	49,283
Accounts payable and accrued expenses	3,562
Accrued compensation and benefits	1,387
Long-term contingent consideration	15,000
Total liabilities assumed	19,949
Net assets acquired	$29,334

The Company assigned a value to other identifiable intangible assets of $14.2 million in customer relationships with a weighted average estimated useful life of 11.5 years. Substantially all of the accounts receivable acquired are expected to be collectible.

The remaining excess purchase price over the fair value of net assets acquired of $22.1 million was recorded as goodwill on the Company's condensed consolidated balance sheet. Associated acquisition-related costs incurred were $1.0 million and have been included in acquisition and integration-related costs on the Company's condensed consolidated statement of operations for the nine months ended September 30, 2021. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

The acquisition was not significant and has been accounted for in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC), using the acquisition method of accounting. WSG's results of operations, since the date of acquisition, are included in the Nurse and Allied Staffing business segment, and are not material. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.

5.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. In accordance with the Foreign Currency Matters Topic of the FASB ASC, assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.3 million at September 30, 2021 and December 31, 2020.

There was no income tax impact related to components of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common shareholders - Basic and Diluted	$23,433	$(1,334)	$54,429	$(17,574)

Denominator:
Weighted average common shares - Basic	36,963	36,176	36,593	36,058
Effect of diluted shares:
Share-based awards (a)	619	—	683	—
Weighted average common shares - Diluted	37,582	36,176	37,276	36,058

Net income (loss) per share attributable to common shareholders - Basic	$0.63	$(0.04)	$1.49	$(0.49)

Net income (loss) per share attributable to common shareholders - Diluted	$0.62	$(0.04)	$1.46	$(0.49)
________________
(a) Due to the net loss for the three and nine months ended September 30, 2020, 227,821 and 252,810 shares, respectively, were excluded from diluted weighted average shares due to their anti-dilutive effect.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$17,612	$12,918	$30,530	$15,322	$15,208
Customer relationships	47,738	16,558	31,180	33,538	14,007	19,531
Non-compete agreements	304	257	47	304	212	92
Other intangible assets, net	$78,572	$34,427	$44,145	$64,372	$29,541	$34,831
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of September 30, 2021, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2021	$1,801
2022	7,175
2023	7,117
2024	6,479
2025	5,921
Thereafter	15,652
$44,145

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse and Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2020
Aggregate goodwill acquired	$367,880	$43,405	$411,285
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	88,117	2,807	90,924

Changes to aggregate goodwill in 2021
Aggregate goodwill acquired (a)	22,066	—	22,066

Balances as of September 30, 2021
Aggregate goodwill acquired	389,946	43,405	433,351
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$110,183	$2,807	$112,990
________________

(a) Represents goodwill acquired from the acquisition of WSG, calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. See Note 4 - Acquisition. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired or liabilities assumed, with a corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments would be recorded to earnings.

In conjunction with the changes to its segments, the Company now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. In the table above, goodwill balances and activity previously reported in the Search segment have been reclassified to Nurse and Allied Staffing.

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

As of September 30, 2021, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value.

During the second quarter of 2020, due to the increased negative impact and continuing uncertainty of the COVID-19 pandemic on the business, all reporting units were quantitatively tested. For the Nurse and Allied Staffing and Physician Staffing reporting units no impairment was identified as the fair value was substantially in excess of the carrying amount of goodwill. However, the previously-reported Search reporting unit under-performed in the second quarter of 2020. As a result, the Company performed quantitative testing of the Search reporting unit which resulted in impairment charges of $10.2 million for its goodwill and $0.3 million for its customer relationships.

Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID-19, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of September 30, 2021 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the nine months ended September 30, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.

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

8.    DEBT

The Company's long-term debt consists of the following:

	September 30, 2021		December 31, 2020
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 6.50% at September 30, 2021	$99,750	$(4,085)	$—	$—
Senior Secured Asset-Based Loan, interest of 1.58% and 2.73% at September 30, 2021 and December 31, 2020, respectively	4,000	(1,080)	53,408	(1,063)
Note Payable, interest of 2.00% per annum	2,426	—	4,851	—
Total debt	106,176	(5,165)	58,259	(1,063)
Less current portion - note payable	2,426	—	2,425	—
Less current portion - term loan	1,000	—	—	—
Long-term debt	$102,750	$(5,165)	$55,834	$(1,063)

As of September 30, 2021 and December 31, 2020, the current portion of the note payable and the term loan is included in current portion of debt on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the condensed consolidated balance sheets. In addition, the non-current portion of the note payable as of December 31, 2020 is included in other long-term liabilities on the condensed consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt, net of current portion on the condensed consolidated balance sheets herein.
As of September 30, 2021, the aggregate schedule for maturities of debt are as follows:

	Term Loan	Senior Secured Asset-Based Loan	Note Payable
	(amounts in thousands)
Through Years Ending December 31:
2021	$250	$—	$—
2022	1,000	—	2,426
2023	1,000	—	—
2024	1,000	4,000	—
2025	1,000	—	—
Thereafter	95,500	—	—
Total	$99,750	$4,000	$2,426

2021 Term Loan Credit Agreement
On June 8, 2021, the Company entered into a Term Loan Credit Agreement (Term Loan Agreement) with certain lenders identified therein (collectively, the Lenders) and Wilmington Trust, National Association as administrative agent and collateral agent, pursuant to which the Lenders extended to the Company a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisition), with the remainder used to pay down a portion of the asset based credit facility. Fees paid in connection with the Term Loan Agreement have been included as debt issuance costs and as a reduction to the carrying amount of the term loan and are expected to be amortized to interest expense over the term of the Term Loan Agreement.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $250,000 (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of September 30, 2021. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.
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
The term loan is secured by a second-priority security interest in the collateral as defined in the ABL Credit Agreement (as described below), and Wells Fargo Bank, National Association as agent, as amended by the First Amendment, Second Amendment, and Third Amendment to the ABL Credit Agreement (as described below). The lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders are set forth in the Intercreditor Agreement, by and among Wells Fargo Bank, National Association, as first lien agent, and Wilmington Trust, National Association, as second lien agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time in accordance with the terms thereof dated June 8, 2021 (Intercreditor Agreement).
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
These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the Loan Agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of Supplemental Availability (as defined by the Loan Agreement), reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the

ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At September 30, 2021, availability under the ABL was $149.2 million and the Company had $4.0 million of borrowings drawn, as well as $18.5 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $126.7 million available for borrowing.
As of September 30, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 1.50% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 0.50% and 3.00% for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of September 30, 2021. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.
Note Payable
In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three installments. The first two installments of $2.4 million each were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. At September 30, 2021, the note payable balance is included in current portion of debt on the condensed consolidated balance sheets.

9.    LEASES

The Company's lease population of its right-of-use asset and lease liabilities under the Leases Topic of the FASB ASC is substantially related to the rental of office space. The Company enters into lease agreements as a lessee that may include options to extend or terminate early. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases, such as receiving up to a specified dollar amount to construct tenant improvements. These leases do not include residual value guarantees, covenants, or other restrictions.

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID-19, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.7 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the nine months ended September 30, 2021 and 2020, respectively, the Company wrote off a total of $0.2 million and $1.0 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	September 30, 2021	December 31, 2020
	(amounts in thousands)
Operating lease right-of-use assets (a)	$8,064	$10,447
Operating lease liabilities - current (a)	$4,362	$4,509
Operating lease liabilities - non-current (a)	$12,280	$15,234

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term	3.5 years	4.1 years
Weighted average discount rate	6.38%	6.32%
________________
(a) Amounts include lease assets and liabilities related to the eight locations added as part of the acquisition of WSG: operating lease right-of-use assets of $1.0 million, operating lease current liabilities of $0.3 million, and operating lease non-current liabilities of $0.7 million.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of September 30, 2021:

Years Ending December 31:	(amounts in thousands)
2021	$995
2022	5,639
2023	5,292
2024	3,960
2025	2,763
Total minimum lease payments	18,649
Less: amount of lease payments representing interest	(2,007)
Present value of future minimum lease payments	16,642
Less: operating lease liabilities - current	(4,362)
Operating lease liabilities - non-current	$12,280

Other Information

The table below provides information regarding supplemental cash flows:

	Nine Months Ended
	September 30,
	2021	2020
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,692	$5,404
Right-of-use assets acquired under operating lease	$1,088	$915

The components of lease expense are as follows:

	Three Months Ended
	September 30,
	2021	2020
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$848	$1,006
Short-term lease expense	$1,033	$1,077
Variable and other lease costs	$419	$444

	Nine Months Ended
	September 30,
	2021	2020
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$2,700	$3,946
Short-term lease expense	$2,523	$4,373
Variable and other lease costs	$1,638	$1,490

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of September 30, 2021, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	September 30, 2021	December 31, 2020
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$1,317	$1,156
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,542	$2,475

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The nine months ended September 30, 2021 and 2020 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated during the year. The nine months ended September 30, 2020 also included impairment charges to goodwill and other intangible assets primarily related to the previously-reported Search reporting unit. Accordingly, as of September 30, 2021 and 2020, these assets were recorded at fair value using Level 3 inputs. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases for more information about these fair value measurements.

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

(i) The Company paid the second installment on its note payable in the first quarter of 2021. The remaining balance is included in current portion of debt on the condensed consolidated balance sheets. Due to its relatively short-term nature, the carrying value of the note payable approximates its fair value. (ii) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (iii) The estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iv) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the contingent consideration liability. The contingent consideration liability's carrying amount approximates fair value and is included in current portion of earnout liability and long-term contingent consideration on the condensed consolidated balance sheets.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:		(amounts in thousands)
(Level 2)
Note Payable	$2,426	$2,426	$4,851	$4,851
Senior Secured Asset-Based Loan	$4,000	$4,000	$53,408	$53,408
Term Loan, net	$99,750	$98,971	$—	$—
Contingent Consideration	$15,000	$15,000	$—	$—

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the nine months ended September 30, 2021 and 2020, the Company did not repurchase any shares of its common stock. As of September 30, 2021, the Company has 510,004 shares of common stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's ABL Credit Agreement and Term Loan Agreement.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the nine months ended September 30, 2021:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2021	1,345,819	$7.04	548,151	$7.64
Granted	483,900	$13.32	168,324	$12.69
Vested	(653,758)	$7.22	—	$—
Forfeited	(136,506)	$7.73	(194,309)	$9.32
Unvested restricted stock awards, September 30, 2021	1,039,455	$9.75	522,166	$8.64

Restricted stock awards granted under the Company’s Plans entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant.

Awards granted to non-employee directors under the 2017 Plan, prior to the adoption of the 2020 Plan, vest in three equal installments on the first, second and third anniversaries of the grant date, while restricted shares granted under the 2020 Plan on and subsequent to June 2020 will vest on the first anniversary of such grant date, or earlier subject to retirement eligibility. In addition, effective in the three months ended June 30, 2020, the Company implemented modified guidelines that provide for accelerated vesting of restricted stock grants on the last date of service when a retirement-eligible director retires.

Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. In the first quarter of 2021, it was determined that the performance stock awards that were granted in 2018 were not earned and, accordingly, those shares were forfeited.

During the three and nine months ended September 30, 2021, $1.8 million and $5.3 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 2,576 and 479,206 shares, respectively, of common stock were issued upon the vesting of restricted stock.

During the three and nine months ended September 30, 2020, $1.1 million and $4.1 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 2,576 and 306,550 shares, respectively, of common stock were issued upon the vesting of restricted stock.

12.    SEGMENT DATA

In the first quarter of 2021, the Company modified its disclosures of reportable segments to better align with its management structure and to reflect how the operating results are regularly reviewed by the chief operating decision maker. As a result, the two reportable segments are now Nurse and Allied Staffing and Physician Staffing, and the results of the previously-reported Search segment have been consolidated within Nurse and Allied Staffing for all periods presented. The Company’s segments offer services to its customers as described below:

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

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related costs, restructuring costs, legal settlement charges, impairment charges, and corporate overhead. Contribution income is a financial measure used by the Company when assessing segment performance and is provided in accordance with the Segment Reporting Topic of the FASB ASC. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$356,139	$177,516	$985,335	$569,306
Physician Staffing	18,766	16,452	50,638	51,505
	$374,905	$193,968	$1,035,973	$620,811

Contribution income:
Nurse and Allied Staffing	$40,645	$17,925	$113,346	$51,334
Physician Staffing	910	827	2,900	2,677
	41,555	18,752	116,246	54,011

Corporate overhead (a)	12,049	12,499	40,326	36,993
Depreciation and amortization	2,680	3,247	7,132	10,472
Acquisition and integration-related costs	61	—	985	77
Restructuring costs	318	2,316	2,391	5,210
Impairment charges	—	1,071	2,070	16,082
Income (loss) from operations	$26,447	$(381)	$63,342	$(14,823)
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

As a result of modifying the Company's reportable segments, revenue in the amount of $2.3 million and $7.7 million, respectively, and contribution loss in the amount of $0.3 million and $1.7 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three and nine months ended September 30, 2020.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. During the third quarter of 2021, the Company entered into an agreement providing for the reimbursement of $1.6 million in legal fees incurred in 2020 and 2021, relating to the grand jury subpoena previously disclosed in the Company's 2020 Form 10-K. The reimbursement has been collected subsequent to September 30, 2021. The Company believes the outcome of any outstanding loss contingencies as of September 30, 2021 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three and nine months ended September 30, 2021 and 2020, the Company calculated its effective tax rate based on year-to-date results, pursuant to the Income Taxes Topic of the FASB ASC. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 4.9% and 9.1%, respectively, including the impact of discrete items, and 4.9% and 5.9%, respectively, excluding discrete items. The Company's effective tax rate for the three and nine months ended September 30, 2020 was negative 17.2% and 0.2%, respectively, including the impact of discrete items. Excluding discrete items, the Company's effective tax rate for the three and nine months ended September 30, 2020 was negative 18.6% and negative 3.2%, respectively. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, income tax expense for the three months ended September 30, 2021 and 2020 was primarily impacted by international and state taxes. Income tax expense for the nine months ended September 30, 2021 was further impacted by additional valuation allowance required as a result of the WSG acquisition, while 2020 was further impacted by the impairment of indefinite-lived intangibles.

As of September 30, 2021 and December 31, 2020, the Company had a valuation allowance of $25.0 million and $37.5 million, respectively. For the nine months ended September 30, 2021, the valuation allowance decreased $14.6 million due to the Company's estimate of taxable income. This decrease was partially offset by a $2.1 million increase of the valuation allowance as a result of the WSG acquisition, and in accordance with the Business Combinations Topic of the FASB ASC, the increase was included in income tax expense. The valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized.

As of September 30, 2021, the Company had approximately $1.0 million of unrecognized tax benefits included in other long-term liabilities, $8.2 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the nine months ended September 30, 2021, the Company had a gross increase of $1.1 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years 2012 through 2020 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

Prior to December 31, 2020, the Company had a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $3.6 million and $11.3 million, respectively, for the three and nine months ended September 30, 2020, with no activity for the same periods in 2021. At December 31, 2020, the Company had a receivable balance of $1.7 million and a payable balance of $0.2 million, with no such balances as of September 30, 2021. Effective December 31, 2020, the sole professional staffing services agreement held by its joint venture was terminated, at which time the Company entered into a direct staffing agreement with the hospital system. The Company dissolved Cross Country Talent Acquisition Group, LLC during the third quarter of 2021.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder & Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the nine months ended September 30, 2021, the Company incurred $0.2 million in expenses related to these fees. During the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, the Company incurred an immaterial amount in expenses. The Company had no payable balance at September 30, 2021 and December 31, 2020.

The Company provides services to a health system affiliated with a member of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2021, and an immaterial amount for the nine months ended September 30, 2020. Accounts receivable due from this health system was $0.2 million at September 30, 2021 and an immaterial amount at December 31, 2020.

As a result of the WSG acquisition on June 8, 2021, the Company continues to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, and currently a business unit president with the Company, is an agent of the lessor. The lease term is from January 1, 2020 through December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the three months ended September 30, 2021, and had an immaterial payable balance at September 30, 2021.

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three equal installments. The payees of the note are controlled by an employee of the sellers who remained with the Company. The first two installments have been paid, leaving a note payable balance of $2.5 million and accrued interest of $0.1 million at September 30, 2021.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or transactions. On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope, to refine the scope of guidance on reference rate reform to apply to derivatives that are affected by the discounting transition. The amendments in these updates are effective as of March 12, 2020 through December 31, 2022. As of September 30, 2021, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.

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

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single- and multi-specialty physician practices, rehabilitation facilities, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and we can place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. Our workforce solutions include managed service programs (MSPs), internal resource pool (IRP), recruitment process outsourcing (RPO), and other outsourcing and consultative services as described in Item 1. “Business” in our 2020 Form 10-K. By utilizing our various solutions, customers can better plan their personnel needs, talent acquisition and management processes, strategically flex and balance their workforce, access quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a longstanding history of investing in our diversity, equality, and inclusion strategic initiatives as a key component of the organization’s overall corporate social responsibility program which is closely aligned with our core values to create a better future for our people, communities, the planet, and our shareholders.

In the first quarter of 2021, we modified our reportable segments to reflect the following two business segments: Nurse and Allied Staffing and Physician Staffing. Based on our revised management structure that better aligns with our operations, we aggregated the previously-reported Search segment in Nurse and Allied Staffing to reflect how the business is evaluated, and the operating results are regularly reviewed by the chief operating decision maker. Prior period data in this MD&A has been reclassified to conform to the new segment reporting structure.

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 95% of our total revenue in the third quarter of 2021. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to clients such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, Optimal Workforce Solutions (OWS), IRP, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 5% of our total revenue in the third quarter of 2021. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended September 30, 2021, revenue from services increased 93% year-over-year to $374.9 million, due to continued solid execution and strong performance in our Nurse and Allied Staffing segment, and growth in our Physician Staffing segment. Given the incredibly tight labor market and extreme risk faced by healthcare professionals throughout the pandemic, direct operating expenses rose by 99% over the prior year. Average bill rates rose slightly over the third quarter. This was due in part to regional spikes in demand related to the Delta variant and the enactment of vaccination mandates. Average bill rates also rose as we continued to experience higher demand related to non-COVID-19 assignments, with a record level of demand across a wide range of specialties. Throughout the pandemic, we have worked with our clients to adjust bill rates to reflect the changing compensation costs in order to provide the critical healthcare professionals they need. Net income attributable to common shareholders in the third quarter of 2021 was $23.4 million, as compared to a net loss of $1.3 million in the prior year. For the nine months ended September 30, 2021, revenue from services increased 67% year-over-year, and exceeded $1.0 billion for the first time in Company history.

Average bill rates are expected to rise again in the fourth quarter, not only related to COVID-19 but also due to rising needs in non-COVID-19 assignments, coupled with greater numbers of clinicians leaving the workforce. Given broader market conditions of continued high demand and a very tight labor market, we expect rates will trend down in 2022, but more slowly than the rises we have seen.

For the three months ended September 30, 2021, cash flow used in operating activities was $2.8 million, with net repayments of $12.0 million on our senior-secured asset-based credit facility (ABL), and an increase in working capital stemming from the strong sequential growth in our business. As of September 30, 2021, we had $0.8 million of cash and cash equivalents,with a principal balance of $99.7 million outstanding on our term loan. Availability under the ABL was $149.2 million, with $4.0 million of borrowings drawn under our ABL, and $18.5 million of undrawn letters of credit outstanding, leaving $126.7 million available for borrowing.

COVID Update

We continue to closely monitor the COVID-19 pandemic, and prioritize the mental health and well-being of our employees. While operating primarily through a remote workforce, our offices remain open with stringent safety guidelines and procedures in place, including allowing only vaccinated employees on-site, social distancing, and enhanced cleaning at all of our locations. Business travel, including visits to our healthcare clients, continues to be somewhat limited at the request of our clients who are continuing to cope with the pandemic twenty-four hours a day/seven days a week.

During the third quarter of 2021, the number of new COVID-19 cases and hospitalizations from the Delta variant began to decline, but we still continued to see higher bill rates than pre-pandemic and demand for our services remained high with tens of thousands of openings across the nation in all healthcare specialties and across all of our segments. The investments, digital transformation, and other changes and improvements we have made during the pandemic have allowed us to quickly respond to the record level of demand that we are continuing to see across a wide range of specialties, including operating room, emergency room, pediatrics, labor and delivery, and medical and surgical services which are not directly related to COVID needs.

As we reported at the end of the second quarter 2021, we expected bill rates for our travel division to decline sequentially. Instead, average bill rates rose slightly during the third quarter and we expect them to rise again in the fourth quarter of 2021. We expect the pandemic to continue impacting our financial performance through at least the end of the current fiscal year. However, while COVID-19 has driven up bill rates with regional spikes in demand related to the Delta variant, the impact from states and healthcare systems enacting vaccination mandates is exacerbating an already tight supply market, and we are also experiencing growing needs in non-COVID assignments resulting in increased demand from clinicians leaving the bedside due to burnout or retirement.

Throughout the pandemic, we have partnered with our clients to deliver flexible solutions aimed at solving their immediate and long-term challenges. We have continued to provide data, industry insights, marketing analytics, and consulting services to assist clients in determining the appropriate rates necessary to attract the supply they need. One of our core values is to act ethically and responsibly, and it has been especially important during this pandemic to be transparent and build trust with our clients to re-enforce our long-lasting relationships as both demand and bill rates have increased to unprecedented levels.

See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of contract personnel on a full-time equivalent (FTE) basis, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, and renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported U.S. GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow, as well as operating and leverage ratios, to help us assess our liquidity needs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	77.6	75.2	78.0	76.1
Selling, general and administrative expenses	14.1	21.0	14.4	20.8
Bad debt expense	0.4	0.5	0.3	0.4
Depreciation and amortization	0.7	1.7	0.7	1.7
Acquisition and integration-related costs	—	—	0.1	—
Restructuring costs	0.1	1.2	0.2	0.8
Impairment charges	—	0.6	0.2	2.6
Income (loss) from operations	7.1	(0.2)	6.1	(2.4)
Interest expense	0.6	0.3	0.4	0.3
Other income, net	(0.1)	—	(0.1)	—
Income (loss) before income taxes	6.6	(0.5)	5.8	(2.7)
Income tax expense (benefit)	0.3	0.1	0.5	—
Consolidated net income (loss)	6.3	(0.6)	5.3	(2.7)
Less: Net income attributable to noncontrolling interest in subsidiary	—	0.1	—	0.1
Net income (loss) attributable to common shareholders	6.3%	(0.7)%	5.3%	(2.8)%

Comparison of Results for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2021	2020	$	%
	(Amounts in thousands)
Revenue from services	$374,905	$193,968	$180,937	93.3%
Direct operating expenses	291,111	145,965	145,146	99.4%
Selling, general and administrative expenses	52,847	40,804	12,043	29.5%
Bad debt expense	1,441	946	495	52.3%
Depreciation and amortization	2,680	3,247	(567)	(17.5)%
Acquisition and integration-related costs	61	—	61	100.0%
Restructuring costs	318	2,316	(1,998)	(86.3)%
Impairment charges	—	1,071	(1,071)	(100.0)%
Income (loss) from operations	26,447	(381)	26,828	NM
Interest expense	2,182	608	1,574	258.9%
Other income, net	(375)	(10)	(365)	NM
Income (loss) before income taxes	24,640	(979)	25,619	NM
Income tax expense	1,207	169	1,038	614.2%
Consolidated net income (loss)	23,433	(1,148)	24,581	NM
Less: Net income attributable to noncontrolling interest in subsidiary	—	186	(186)	(100.0)%
Net income (loss) attributable to common shareholders	$23,433	$(1,334)	$24,767	NM
NM - Not meaningful

Revenue from services

Revenue from services increased 93.3% to $374.9 million for the three months ended September 30, 2021, as compared to $194.0 million for the three months ended September 30, 2020, due to strong performance in both our Nurse and Allied and Physician Staffing segments, both resulting from an increase in volume, and higher bill rates in Nurse and Allied. Rates continue to be volatile as we experience record levels of demand stemming in part from the latest variant and vaccination mandates, as well as higher needs from clients due to increases in demand and professionals leaving the bedside. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $145.1 million, or 99.4%, to $291.1 million for the three months ended September 30, 2021, as compared to $146.0 million for the three months ended September 30, 2020, as a result of revenue increases. As a percentage of total revenue, direct operating expenses increased to 77.6% compared to 75.2% in the prior year period, as compensation costs rose by a higher percentage than our bill rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 29.5% to $52.8 million for the three months ended September 30, 2021, as compared to $40.8 million for the three months ended September 30, 2020, primarily due to increases in compensation and benefit expense, as well as equity compensation expense, partially offset by decreases in legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 14.1% for the three months ended September 30, 2021, as compared to 21.0% for the three months ended September 30, 2020.

Depreciation and amortization expense
Depreciation and amortization expense for the three months ended September 30, 2021 was $2.7 million, as compared to $3.2 million for the three months ended September 30, 2020. The decline was driven by a combination of lower depreciation on certain assets given the closure of offices, as well as accelerated amortization of trade names associated with our rebranding initiatives in the prior year. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.7% for the three months ended September 30, 2021 and 1.7% for the three months ended September 30, 2020.

Restructuring costs

Restructuring costs for the three months ended September 30, 2021 were primarily comprised of ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $0.3 million. Restructuring costs for the three months ended September 30, 2020 were primarily comprised of employee termination costs, ongoing lease costs related to office closures, and reorganization costs as part of our planned cost savings initiatives and totaled $2.3 million.

Impairment charges

Non-cash impairment charges totaled $1.1 million for the three months ended September 30, 2020. These charges were comprised of $0.2 million of customer list impairment of our Nurse and Allied business and $0.9 million related to real estate restructuring activities. There were no such costs for the three months ended September 30, 2021. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $2.2 million for the three months ended September 30, 2021, as compared to $0.6 million for the three months ended September 30, 2020, due to higher average borrowings and a higher effective rate. The effective interest rate on our borrowings was 7.5% for the three months ended September 30, 2021 compared to 3.3% for the three months ended September 30, 2020.

Income tax expense

Income tax expense totaled $1.2 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. As a result of the valuation allowance on substantially all of our domestic deferred tax assets, income tax expense for the three months ended September 30, 2021 and 2020 was primarily impacted by international and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2021	2020	$	%
	(Amounts in thousands)
Revenue from services	$1,035,973	$620,811	$415,162	66.9%
Direct operating expenses	808,124	472,471	335,653	71.0%
Selling, general and administrative expenses	149,518	128,939	20,579	16.0%
Bad debt expense	2,411	2,383	28	1.2%
Depreciation and amortization	7,132	10,472	(3,340)	(31.9)%
Acquisition and integration-related costs	985	77	908	NM
Restructuring costs	2,391	5,210	(2,819)	(54.1)%
Impairment charges	2,070	16,082	(14,012)	(87.1)%
Income (loss) from operations	63,342	(14,823)	78,165	527.3%
Interest expense	4,049	2,219	1,830	82.5%
Other income, net	(616)	(46)	(570)	NM
Income (loss) before income taxes	59,909	(16,996)	76,905	452.5%
Income tax expense (benefit)	5,480	(32)	5,512	NM
Consolidated net income (loss)	54,429	(16,964)	71,393	420.9
Less: Net income attributable to noncontrolling interest in subsidiary	—	610	(610)	(100.0)%
Net income (loss) attributable to common shareholders	$54,429	$(17,574)	$72,003	409.7%
NM - Not meaningful

Revenue from services

Revenue from services increased 66.9% to $1.0 billion for the nine months ended September 30, 2021, as compared to $620.8 million for the nine months ended September 30, 2020, due to strong performance in our Nurse and Allied Staffing segment, resulting from both an increase in volume and higher bill rates. In general, the increase in bill rates related to the spike in COVID-19 needs late in the fourth quarter of 2020, as well as a continued high level of demand throughout the current year in part related to the Delta variant and vaccination mandates. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses increased $335.7 million, or 71.0%, to $808.1 million for the nine months ended September 30, 2021, as compared to $472.5 million for the nine months ended September 30, 2020 as a result of revenue increases. As a percentage of total revenue, direct operating expenses increased to 78.0% compared to 76.1% in the prior year period, as compensation costs rose by a higher percentage than our bill rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 16.0% to $149.5 million for the nine months ended September 30, 2021, as compared to $128.9 million for the nine months ended September 30, 2020, primarily due to increases in compensation and benefits, as well as equity compensation expense, partially offset by lower rent expense due to the closure of a significant number of offices in 2020 and decreases in IT, consulting, and legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 14.4% for the nine months ended September 30, 2021 as compared to 20.8% for the nine months ended September 30, 2020.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2021 was $7.1 million as compared to $10.5 million for the nine months ended September 30, 2020. The decline was driven by a combination of lower depreciation on certain assets given the closure of offices, as well as accelerated amortization of trade names associated with our rebranding initiatives in the prior year. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.7% for the nine months ended September 30, 2021 and 1.7% for the nine months ended September 30, 2020.

Acquisition and integration-related costs

Acquisition and integration-related costs for the nine months ended September 30, 2021 include costs for legal and advisory fees for the WSG acquisition that closed on June 8, 2021. In the first quarter of 2020, the final earnout amount of the contingent consideration related to the Mediscan acquisition was determined.

Restructuring costs

Restructuring costs for the nine months ended September 30, 2021 and 2020 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $2.4 million and $5.2 million, respectively. Restructuring costs for the nine months ended September 30, 2020 also included reorganization costs as part of our planned cost savings initiatives.

Impairment charges

Non-cash impairment charges totaled $2.1 million for the nine months ended September 30, 2021 and related to real estate restructuring activities and the write-off of a discontinued software development project. Non-cash impairment charges totaled $16.1 million for the nine months ended September 30, 2020. These were comprised of $10.7 million of impairment related to our Search and Nurse and Allied businesses and $5.4 million related to real estate restructuring activities. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $4.0 million for the nine months ended September 30, 2021 as compared to $2.2 million for the nine months ended September 30, 2020, due to higher average borrowings and a higher effective rate. The effective interest rate on our borrowings was 5.1% for the nine months ended September 30, 2021 compared to 3.7% for the nine months ended September 30, 2020.

Income tax expense (benefit)

Income tax expense was $5.5 million for the nine months ended September 30, 2021 as compared to an immaterial benefit for the nine months ended September 30, 2020. As a result of the valuation allowance on substantially all of our domestic deferred tax assets, income tax expense for the nine months ended September 30, 2021 was impacted by international and state taxes and additional valuation required as a result of the WSG acquisition. Income tax benefit for the nine months ended September 30, 2020 was impacted by international and state taxes as well as the impairment of indefinite-lived intangibles. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$356,139	$177,516	$985,335	$569,306
Physician Staffing	18,766	16,452	50,638	51,505
	$374,905	$193,968	$1,035,973	$620,811

Contribution income:
Nurse and Allied Staffing	$40,645	$17,925	$113,346	$51,334
Physician Staffing	910	827	2,900	2,677
	41,555	18,752	116,246	54,011

Corporate overhead	12,049	12,499	40,326	36,993
Depreciation and amortization	2,680	3,247	7,132	10,472
Acquisition and integration-related costs	61	—	985	77
Restructuring costs	318	2,316	2,391	5,210
Impairment charges	—	1,071	2,070	16,082
Income (loss) from operations	$26,447	$(381)	$63,342	$(14,823)
_______________
In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. Revenue in the amount of $2.3 million and $7.7 million, respectively, and contribution loss in the amount of $0.3 million and $1.7 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the three and nine months ended September 30, 2020.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2021	2020	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	9,003	5,403	3,600	66.6%
Average Nurse and Allied Staffing revenue per FTE per day	$425	$353	72	20.4%

Physician Staffing statistical data:
Days filled	12,187	9,682	2,505	25.9%
Revenue per day filled	$1,540	$1,699	(159)	(9.4)%

	Nine Months Ended
	September 30,	September 30,		Percent
	2021	2020	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	7,732	6,116	1,616	26.4%
Average Nurse and Allied Staffing revenue per FTE per day	$462	$335	127	37.9%

Physician Staffing statistical data: (a)
Days filled	31,430	29,077	2,353	8.1%
Revenue per day filled	$1,611	$1,771	(160)	(9.0)%

See definition of Business Measurement under the Operating Metrics section of our MD&A.

Segment Comparison - Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Nurse and Allied Staffing

Revenue increased $178.6 million, or 100.6%, to $356.1 million for the three months ended September 30, 2021, compared to $177.5 million for the three months ended September 30, 2020, driven by volume increases and higher bill rates, especially for travel related positions, and to a lesser extent the results from our acquisition of WSG in June 2021.

Contribution income increased $22.7 million, or 126.8%, to $40.6 million for the three months ended September 30, 2021, compared to $17.9 million for the three months ended September 30, 2020 driven by increased revenue. As a percentage of segment revenue, contribution income margin was 11.4% for the three months ended September 30, 2021, compared to 10.1% for the three months ended September 30, 2020.

The average number of FTEs on contract during the three months ended September 30, 2021 increased 66.6% from the three months ended September 30, 2020, primarily due to headcount growth in travel nurse and allied, as well as additional headcount resulting from the WSG acquisition. The average revenue per FTE per day increased 20.4%, due to the increase in the average bill rates.

Physician Staffing

Revenue increased $2.3 million, or 14.1%, to $18.8 million for the three months ended September 30, 2021, compared to $16.5 million for the three months ended September 30, 2020, primarily due to an increase in volume in both primary care physicians and nurse practitioners.

Contribution income was $0.9 million for the three months ended September 30, 2021, compared to $0.8 million for the three months ended September 30, 2020. As a percentage of segment revenue, contribution income was 4.8% for the three months ended September 30, 2021, compared to 5.0% for the three months ended September 30, 2020, driven by higher revenue, partially offset by higher direct costs.

Total days filled for the three months ended September 30, 2021 were 12,187, as compared with 9,682 in the prior year. Revenue per day filled was $1,540 as compared with $1,699 in the prior year due to a shift in the mix of business.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $12.0 million for the three months ended September 30, 2021, from $12.5 million for the three months ended September 30, 2020, primarily due to decreases in IT and legal expense, partially offset by compensation and benefit expense, as well as equity compensation expense. As a percentage of consolidated revenue, corporate overhead was 3.2% for the three months ended September 30, 2021 and 6.4% for the three months ended September 30, 2020.

Segment Comparison - Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Nurse and Allied Staffing

Revenue increased $416.0 million, or 73.1%, to $985.3 million for the nine months ended September 30, 2021, compared to $569.3 million for the nine months ended September 30, 2020, driven by volume increases and higher bill rates, especially for travel assignments.

Contribution income increased $62.0 million, or 120.8%, to $113.3 million for the nine months ended September 30, 2021, compared to $51.3 million for the nine months ended September 30, 2020 driven by increased revenue. As a percentage of segment revenue, contribution income margin was 11.5% for the nine months ended September 30, 2021, compared to 9.0% for the nine months ended September 30, 2020.

The average number of FTEs on contract during the nine months ended September 30, 2021 increased 26.4% from the nine months ended September 30, 2020, due to headcount growth in all businesses other than a decline in workforce solutions clients. The average revenue per FTE per day increased 37.9%, due to the increase in the average travel bill rates as a result of the increases in pay rates required to attract healthcare professionals.

Physician Staffing

Revenue decreased $0.9 million, or 1.7%, to $50.6 million for the nine months ended September 30, 2021, compared to $51.5 million for the nine months ended September 30, 2020, primarily due to a mix shift to lower bill-rate specialties, partially offset by an increase in volume.

Contribution income was $2.9 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020. As a percentage of segment revenue, contribution income was 5.7% for the nine months ended September 30, 2021, compared to 5.2% for the nine months ended September 30, 2020, driven by lower revenue.

Total days filled for the nine months ended September 30, 2021 were 31,430 as compared with 29,077 in the prior year. Revenue per day filled was $1,611 as compared with $1,771 in the prior year.

Corporate Overhead

Corporate overhead increased to $40.3 million for the nine months ended September 30, 2021, from $37.0 million for the nine months ended September 30, 2020, primarily due to increases in compensation and benefits, as well as equity compensation expense, partially offset by lower rent expense due to the closure of a significant number of offices in 2020 and decreases in IT, consulting, and legal expenses. As a percentage of consolidated revenue, corporate overhead was 3.9% for the nine months ended September 30, 2021 and 6.0% for the nine months ended September 30, 2020.

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2021, we reported $0.8 million in cash and cash equivalents, $99.7 million of term loan outstanding, at par, and $4.0 million of borrowings drawn under our ABL. Working capital increased by $78.9 million to $168.6 million as of September 30, 2021, compared to $89.7 million as of December 31, 2020, primarily due to strong sequential growth, partially offset by the timing of disbursements. As of September 30, 2021, our days' sales outstanding, net of amounts owed to subcontractors, was 61 days, down 3 days year-over-year and up 3 days since the beginning of the current year, primarily due to the timing of revenue recognized throughout the quarter given the strong monthly sequential growth through the third quarter. As of September 30, 2021, we do not have any off-balance sheet arrangements.

Our operating cash flow constitutes our primary source of liquidity and, historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service. This includes our commitments, both short-term and long-term, of interest expense on our debt, payments on our promissory note payable, and operating lease commitments, as well as any settlements on uncertain tax positions, and future principal payments on our term loan and our ABL credit facility. We expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

Net cash used in operating activities was $12.3 million in the nine months ended September 30, 2021, compared to net cash provided by operating activities of $25.3 million in the nine months ended September 30, 2020, primarily due to strong sequential revenue growth in the business which resulted in a $122.9 million increase in receivables since the start of the year.

Net cash used in investing activities was $29.4 million in the nine months ended September 30, 2021, compared to $3.7 million in the nine months ended September 30, 2020. Net cash used in investing activities in the nine months ended September 30, 2021 included $24.5 million related to the acquisition of WSG. Net cash used in both periods was also for capital expenditures. During the nine months ended September 30, 2021, the expenditures related to the project to replace our applicant tracking system, the development of our on-demand staffing platform, and the build-out of our corporate office. During the nine months ended September 30, 2020, the expenditures primarily related to the project to replace our applicant tracking system.
Net cash provided by financing activities during the nine months ended September 30, 2021 was $40.9 million, compared to net cash used in financing activities of $19.2 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we reported net borrowings of $100.0 million on our term loan, and used cash to repay borrowing on our ABL of $49.4 million, $0.3 million principal payment on our term loan, $2.4 million on our note payable, $4.6 million of debt issuance costs, $2.2 million for income taxes on share-based compensation, and an immaterial amount for other financing activities. During the nine months ended September 30, 2020, we used cash to repay borrowing on our ABL of $14.9 million, $2.4 million to pay our note payable, and $1.9 million for other financing activities.

Debt

2021 Term Loan Credit Agreement

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, on June 8, 2021, we entered into a Term Loan Credit Agreement (Term Loan Agreement), which provides for a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month LIBOR plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisition to our condensed consolidated financial statements), with the remainder used to pay down a portion of the asset-based credit facility.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $250,000 (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of September 30, 2021. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

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

As of September 30, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 1.50% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability (as defined in the Loan Agreement). The Base Rate (as defined by the Loan Agreement) margins would have been 0.50% and 3.00% for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of September 30, 2021. Availability under the ABL is subject to a borrowing base, which was sufficient to access the full facility size of $149.2 million at September 30, 2021, with $4.0 million of borrowings drawn as well as $18.5 million of letters of credit outstanding, leaving $126.7 million available for borrowing.

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

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.7 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

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

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impacts of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to certain legal proceedings is included in Part I, Item 1, Note 13 - Contingencies - Legal Proceedings of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our 2020 Form 10-K, all of which could materially affect our business, financial condition, or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition, and/or operating results. The following risk factors are provided to update our risk factors previously disclosed in our periodic reports filed with the SEC, including our 2020 Form 10-K:

Our operations and financial results have been and may continue to be negatively affected by the current ongoing COVID-19 pandemic and related ancillary issues and could be materially harmed by COVID-19 or the emergence and effects related to any other pandemics, epidemics, or other public health crisis.

Our operations and financial results have been and may continue to be affected by the ongoing COVID-19 pandemic and changes in national or global economic conditions related thereto.

During the COVID-19 pandemic, certain of our healthcare professionals have been exposed, diagnosed and/or quarantined as a result of the virus. At this time, certain states are also mandating vaccinations for healthcare workers. If, as a result of such risks, our healthcare professionals do not want to, or are not able to provide services, it could negatively impact our supply and ability to provide staffing services to our customers. In addition, census at healthcare facilities has varied as patients initially canceled or deferred elective procedures or otherwise avoided medical treatment. All of these effects from the pandemic can result in the cancellation of certain of our healthcare professionals (e.g. operating room nurses, physical therapists, surgeons, advanced practitioners, and many others) working at those facilities or under contract to provide services at those facilities in the future. These effects have also created specific demand in other specialties and in specific regions of the country.
In some instances, the increased demand in specific geographic regions and specialties has resulted in increased bill rates for our industry to attract the necessary supply which has resulted in inquiries and/or investigations related to pricing in the industry. We continue to provide data, industry insights, and market analytics to guide clients’ decisions to determine the appropriate rates necessary to attract clinicians; however, there can be no certainty that we will not incur costs in response to any such inquiries in the future.

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

The financial impact to our healthcare customers from COVID-19 or any other pandemic, epidemic, outbreak of an infectious disease, or other public health crisis may also impact their ability to pay for our services timely or altogether, including invoices for services provided prior to such an event that were in process. Such a failure to pay for our services timely or altogether would have an impact on our collections, resulting in a negative financial impact on our Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: November 4, 2021	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)