Form 10-K
period 2021-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2022-02-28
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2021 of $16.51 as reported on the Nasdaq Global Select Market, was $596,535,671. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 15, 2022, 38,063,099 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, for the 2022 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” "the Company," or “Cross Country” in this Annual Report on Form 10-K means Cross Country Healthcare, Inc., and its consolidated subsidiaries.

Website addresses referenced in this Annual Report on Form 10-K are provided for convenience only, and the content on the referenced websites does not constitute a part of this Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, "could", and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A - Risk Factors,” and the other documents that we file from time to time with the Securities and Exchange Commission (SEC).

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

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (Nasdaq: CCRN) is a market leading workforce solutions tech-enabled staffing, recruitment, and advisory firm that has 35 years of industry experience and insight. We solve complex labor-related challenges for customers while providing high-quality outcomes and exceptional patient care. As a multi-year Best of Staffing® award winner, we are committed to an exceptionally high level of service to both our clients and our healthcare professionals. Our Company was the first publicly traded staffing firm to obtain The Joint Commission Certification, which we still hold with a Letter of Distinction. In 2021, we were listed as one of the top four staffing and recruiting employers for women by InHerSights and earned Energage's inaugural 2021 Top Workplaces USA award. We were also CertifiedTM by Great Place to Work®. We have a longstanding history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program which is closely aligned with its core values to create a better future for its people, communities, the planet, and its stockholders.

Leveraging national and in-market staffing teams, we place highly qualified healthcare professionals in virtually every specialty on travel and per diem assignments, local short-term contracts, and permanent positions. We also place teachers, substitute teachers, and other education specialties at educational facilities. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. By utilizing the solutions we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access quality healthcare personnel, and provide continuity of care for improved patient outcomes. We believe that our national footprint provides a unique value proposition, as we are able to engage with a broader pool of talent and offer customers a more consultative approach relying on our understanding of the local markets they serve.

The healthcare staffing industry continues to evolve, with both healthcare providers and professionals demanding speed and placing heavier reliance on technology for fulfillment and delivery activities. According to the AKASA 2021 Annual Report on Automation, more than 66% of health systems and hospitals currently use automation tools for revenue cycle operations.

Recognizing this trend, we are continuing on a path of digital transformation and innovation across our business with continuous investments in expanding our technology capabilities both on the candidate engagement and customer facing fronts. Areas of investment include recruitment and candidate nurturing tools, market analytics, a subscription platform, mobile applications and self-serve capabilities, programmatic advertising, social media, and other technology. These investments enhance our recruiting capabilities and allow us to quickly respond to demand across a wide range of specialties.

In 2021, we successfully enhanced our applicant tracking system (ATS) for our travel business and upgraded Cross Country Marketplace, our proprietary on-demand staffing platform, which is a one-stop, self-service portal for healthcare professionals that has greatly improved the candidate experience and lead generation. The ATS has continued to improve the efficiency and candidate conversion ratios and is just one component of our larger technology ecosystem that will drive greater productivity as well as growth in both revenue and profitability. In 2022, we intend to continue enhancing and further deploying our ATS. We are also continuing to build out a complete self-service portal that candidates can use across the entire engagement life cycle. In addition, in December 2021, we acquired the assets of Selected, Inc., our first subscription model which allows educators to review candidate profiles and self-select candidates for permanent job opportunities. We believe this model can be applied across the enterprise to offer clients another way to hire permanent staff.

We have executed multiple initiatives to enhance our position as a leading, consultative, and strategic partner in the healthcare industry. Some of our key focus areas included personalizing the candidate experience, delivering a superior customer experience, infusing technology-enablement to drive efficiencies and increased productivity, and continuing our commitment to clinical excellence. As part of our growth strategy, we continue to optimize technologies by upgrading and integrating our middle and back-office platforms, and bringing our IT infrastructure and business processes onto a single cohesive platform. We expect these initiatives to drive growth through better operational execution, enhanced productivity, and a world-class client and candidate experience. In 2021, and with more than 35 registered clinicians on our corporate staff, we established a Clinical Quality Council which serves as an advisory committee to our entire organization and our clients.

One of our goals is also to continue to grow shareholder value by continuing to deepen our relationship with current customers and healthcare professionals, expanding the number and types of new customers we serve, growing the supply and types of specialties of our healthcare professionals, improving our operating leverage through growth and cost containment, and strengthening and broadening our market presence. This will require our continued focus on: (i) providing our workforce solutions offerings to new customers; (ii) expanding the services we provide to our current customers; (iii) further diversifying our customer base; (iv) improving our capture rate for current managed service programs (defined below) customers; (v) accessing more candidates; and (vi) continuing to modernize our technologies and processes to optimize our relationships with our healthcare professionals and customers.

To successfully execute our business strategy, we rely on our experienced and innovative executive and operational teams. Our executive team has extensive experience in the staffing, workforce solutions, technology services, and healthcare industries. We also foster a culture of performance, talented leadership, and collegiality that promotes the achievement of both company and personal goals. In both 2020 and 2021, the Company's Co-Founder & Chief Executive Officer was named to the Staffing Industry Analysts’ Staffing 100 List of the most notable leaders in the industry. Two other executives were included on Staffing Industry Analysts’ 2021 Global Power 150 - Women in Staffing List that recognizes the 100 most influential women in the Americas and 50 additional women internationally. One of those executives was also included in 2020 and 2019. We also have a female leader that became the first locum tenens director elected to the National Association Medical Staff Services Board of Directors. In addition, the Company's Chief Clinical Officer joined the Joint Commission’s Healthcare Staffing Advisory Council, a newly formed committee of staffing experts to help evaluate healthcare organizations.

COVID and Our Business

The COVID pandemic has continued to challenge the nation and our industry, and has highlighted the need to continue to innovate, improve our processes, and expand our services to meet the needs of our patients, employees, and our clients. We are more nimble and operationally efficient than we have ever been in the history of the Company through improved diversity that fosters more ideas, enhanced communications and connections, and in many other ways. A healthcare workforce shortage has been compounded by the current economy and the variants of COVID that have plagued the country for the past several months, but we were able to successfully hire more than one thousand corporate employees in 2021 due to our positive reputation, strong culture, and improved financial performance. We believe that if we take care of our people and our communities, the rest will follow, and this has resonated with both employees and clients. This mindset was a critical component that has helped us navigate through the pandemic.

The pandemic has continued to reinforce our value proposition in the market for offering a flexible, rapid, and cost-effective means for delivering critical care to millions of Americans across thousands of facilities. It has also caused us to rely on our foundational values of integrity, respect, transparency and fairness to ensure we are helping our clients at a time they need us most. We believe this will allow us to deliver the best long-term value to clients, candidates, and stockholders. Ensuring the health and safety of our employees has been paramount. While operating primarily through a remote workforce, our offices are open with stringent safety guidelines and procedures in place, including allowing only vaccinated employees on-site, social distancing, and enhanced cleaning at all of our locations. Business travel, including visits to our healthcare clients, continues to be somewhat limited as some clients are continuing to cope with the pandemic twenty-four hours a day/seven days a week; however, our sales team is traveling to clients that are currently seeing some relief.

Throughout the pandemic, we have continued to partner with our clients to deliver flexible solutions aimed at solving their immediate and long-term challenges. We provide data, industry insights, marketing analytics, and consulting services to assist clients in determining the appropriate rates necessary to attract the supply they need. Relying on our foundational values of integrity, respect, transparency and fairness, we are helping our clients at a time they need us most. We believe this will allow us to deliver the best long-term value to clients, candidates, and stockholders. As part of our COVID response, our cross-functional team ensures rapid response to our customers’ needs and deploys a set of pricing guidelines to ensure we deliver services at what we believe are competitive rates. As a result, we successfully staffed thousands of highly-qualified professionals on COVID response assignments again in 2021. Despite the inherent burn-out in the nursing profession, the politics, and varying governmental regulations, our healthcare professionals exemplify compassion and dedication while continuing to care for COVID and other patients on the front lines every day, often times at personal risk.

The pandemic has significantly exacerbated labor shortages in the country, and the dynamics drove a significant increase in the compensation costs for healthcare professionals. Our company has taken steps to absorb as much of the increased cost as possible, while still being responsible to our stockholders. In our capacity as a national staffing company, we do not dictate bill rates, nor set the pay rates for professionals. We evaluate the market conditions and advise our clients on what we believe to be the necessary bill rate that ensures they will have the vital clinicians needed to deliver the highest quality of care to the millions of patients they treat each year. Nurses especially have seen the highest rise in their compensation during the pandemic, which has been fueled by heightened demand across most specialties as health systems struggle to maintain adequate core staff levels for a variety of reasons. Though we certainly can’t predict how or when rates will moderate, the talent shortage is likely to persist, and depending on demand both bill and pay rates are likely to remain elevated in the short-term. Regardless of how rates evolve, we are committed to continue growing our base of clinicians on assignment and growing our market share.

We believe there are five lessons we must keep top of mind as we face another wave of COVID surge cases: (i) Embrace science and show compassion for others. We must embrace the science, but we must also embrace one another and understand all viewpoints. (ii) Innovate, adapt, and provide value. We need to integrate innovation into everyday practices to meet the increasing demand for care, such as telemedicine. (iii) Acknowledge the mental health impact. We need to acknowledge the very real and lasting mental health difficulties brought on by this pandemic and provide thoughtful support to our doctors, nurses and other healthcare professionals during these difficult times. (iv) Support care across state lines. A mobile workforce can also aid clinician burnout and fill gaps in care. The pandemic further highlighted the need for national licensure so clinicians can cross state lines to provide care in areas of greater demand. (v) Remain transparent and practice with integrity. Ethical practice is a key component to running a business with integrity, and we know that we are doing the right thing for our customers and the patients they serve.

Corporate Social Responsibility

The Company believes in the impact of corporate sustainability and the responsible use of resources in consideration of future generations. Our Board of Directors has direct oversight of ESG matters, which include health, safety, social, and environmental issues, and is regularly briefed by senior management on these subjects.

Our goal is to provide work conditions that enable employees to thrive in an environment that is healthy and reduces hazards and health and safety issues, as well as raising awareness on health and safety risks related to our business activities. As part of our health and safety program, we partner with employees to help them achieve both their physical and mental welfare by providing education on health topics, facilitating complementary health screenings, and offering resources that include a confidential support line. We foster a sound, respectful, fair, and inclusive workplace. Our culture is also infused with a growth mindset that encourages employee internal progression and retention through an array of learning and coaching resources. Employees are also held to the ethics standards set forth in our Code of Ethics policies, which also apply to vendors and suppliers.

Our goal is also to provide a clean, safe, and healthy workplace for our employees and to help preserve the environment of the communities we serve by monitoring and mitigating any undesired effect of our business activities on the environment. For many years, the Company has been committed to supporting our communities through several charities as well. We remain a loyal supporter of the American Red Cross, Leukemia and Lymphoma Society, Breast Cancer Research Foundation, Random Acts of Flowers, Palm Beach Country School Board, and Spirit of Giving Holiday Gift Drive, among others.

Services

Increasingly, we are called upon by our customers to provide creative and innovative talent sourcing strategies across a continuum of care. Over the past several years, our workforce solutions have evolved into a total talent management approach as our customers focus on maintaining high-quality patient outcomes, while improving their total labor management to address complex financial, compliance, and other challenges in the healthcare industry. As part of the evolution of our services, we consider the following: (i) solving the immediate and future needs of our customers and expanding our relationships with them; (ii) enhancing our network of healthcare professionals by improving their experience, and deepening our relationship with them; (iii) expanding our service offerings to reduce sensitivity to economic cycles; (iv) expanding our expertise with various healthcare solutions in various geographic areas of the U.S.; (v) continuing to diversify our customer base to enhance our long-term business prospects; and (vi) enhancing and expanding our technology capabilities to deliver efficient and automated services to our customer healthcare facilities. Today, our workforce solutions include:

•Managed Service Programs (MSPs). As healthcare providers continue to adopt centralized, outsourced models for managing contingent labor for both clinical and non-clinical needs, we offer an MSP in which we manage all or a portion of the customer’s staffing needs. This includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the customer’s staffing needs. We have been a market leader in this area since launching our first MSP in 2003, and over the years, we have grown our relationships and matured the generational models of MSPs. Today, we service more than 80 customers across more than 700 facilities, with estimated spend under management of approximately $1.1 billion annually. The benefits to our customers include cost optimization, increased certainty of supply, and visibility into their labor needs and usage, as well as market insight from our industry expertise on a broad range of topics.
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
•Retained and Contingent Search. Similar to RPO, we seek to identify and place candidates in full-time roles with our clients, across clinical and executive or administrative functions. These services are offered for specific roles and depending on the client’s needs will be contracted either on a retainer basis, with guaranteed fees or a contingent basis, which has a success fee once the placement has occurred.
•Other Services. Though not a material part of our business, we offer clients other value-added services such as Internal Resource Pool Consulting & Development (IRP), and Optimal Workforce Solutions (OWS). These services seek to augment our client’s capabilities with managing, supplementing and outsourcing aspects of their internal processes of managing their workforce.

In 2021, we modified our disclosures of reportable segments to better align with our management structure and to reflect how the operating results are regularly reviewed by the chief operating decision maker. As a result, our business now consists of two business segments: Nurse and Allied Staffing and Physician Staffing, and the results of the previously-reported Search segment have been consolidated within Nurse and Allied Staffing. For additional information concerning our business segments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results. Through our business segments, we provide our healthcare customers with a wide range of solutions as described above and staffing services as set forth below.

(1)Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, recruiting, and value-added total talent solutions, including temporary and permanent placement of travel and local nurse and allied professionals, managed services programs (MSP) services, education healthcare services, in-home care services, and outsourcing services. We also serve as a direct-hire talent acquisition partner to healthcare organizations and academic institutions throughout the nation providing a full suite of prescriptive talent management solutions, including flexible talent delivery models such as retained, outsourced, and contingent. Our Nurse and Allied Staffing revenue and contribution income is set forth in Note 18 - Segment Data to the consolidated financial statements.

A majority of our revenue is generated from staffing registered nurses on long-term travel contract assignments (typically, 13 weeks in length) at hospitals and health systems. Additionally, we staff registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings. We also provide clinical and non-clinical professionals on long-term assignments to clients such as public and private acute-care and non-acute care hospitals, government facilities, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, local and national healthcare plans, managed care providers, correctional facilities, and many other healthcare providers. In June 2021, we entered into an asset purchase agreement with Workforce Solutions Group, Inc. (WSG), which allows us to deliver critical support to some of the neediest populations by delivering professionals to the home.

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

(1)Our Healthcare Professionals. Our company is well positioned to attract candidates, as clinical professionals routinely seek a wide range of diverse assignments in attractive locations, with competitive compensation and benefit packages, scheduling options, as well as a high level of service. In addition, we believe nurses and allied professionals are confident we will be able to offer them new assignments as they complete their current assignment. Each of our nurse and allied healthcare professionals is employed by us and is typically paid hourly wages and any other benefits they are entitled to receive during the assignment period. In addition, our competitive benefits generally include professional liability insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances, and housing. In response to COVID, our Company frequently offers qualified healthcare professionals compensation during quarantine when they have tested positive for the virus.

Recruiters are an essential element of our Nurse and Allied Staffing business, and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments. Leveraging our database of clinicians and artificial intelligence, recruiters match the supply of qualified candidates with the demand for open orders from our customers. While word-of-mouth and referrals, especially from current and former healthcare professionals we have placed, continue as our leading channel of access to candidates, we also market our brands through strategic sourcing initiatives including programmatic strategic sourcing and extensive utilization of social media and mobile applications, which has become an increasingly important component of our recruitment efforts. In addition to maintaining engaging and intuitive websites to allow potential applicants to obtain information about our Company and assignment opportunities, in 2020, we launched Cross Country Marketplace, our proprietary on-demand staffing platform, as a one-stop, self-service portal to support the candidates throughout their experience with Cross Country, and are continuing to build out as a complete self-service portal that candidates can use across the entire engagement life cycle. In 2020, we also implemented our applicant tracking system for our travel business, which is designed to modernize the way our delivery teams operate while improving the experience of our candidates, with further deployments scheduled during the coming year. In 2021, we acquired Selected, an innovative subscription-based platform that allows educational centers to review thousands of screened candidates for direct hire.

Cross Country Locums recruits and contracts with physicians and advanced practice professionals to provide medical services for its healthcare customers. Physician or advanced practice professionals are independent contractors and enter into agreements with Cross Country Locums to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer, for assignments ranging from a few days up to a year. California is the only state to mandate that Advanced Practitioners be treated as a W-2 employee. We believe physicians are attracted to us because we offer a wide variety of assignments, competitive fees, medical malpractice insurance, and a high level of service.

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

Our traditional staffing channels include temporary and permanent placement of travel nurses and allied professionals, local nurses and allied staffing, advanced practitioners, physicians, and substitute teachers through the delivery brands including Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Search®, Cross Country Workforce Solutions Group®, and Cross Country Education®. Our recruiters leverage the Company’s extensive databases of clinicians and healthcare professionals, as well as their expertise in their given specialties, to qualify and place candidates.

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

(4)Payment for Services. We negotiate payment for services with our customers based on market conditions and needs. We generally bill our nurse and allied employees at an hourly rate which includes all employer costs, including payroll, withholding taxes, benefits, professional liability insurance, meals and incidentals, and other requirements, as well as any travel and housing arrangements, where applicable. Our shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the billable transactions to our customers. Hours worked by independent contractor physicians are reported to our Cross Country Locums office. Billing for other services such as RPO, Search, or Project Management vary depending on the contract, but typically are invoiced upon the success of achieving agreed upon milestones or completion of specific deliverables, such as the placement of a candidate. On occasion we are able to bill for the reimbursement of certain expenses incurred, such candidate marketing costs or set-up fees incurred for certain projects such as travel costs for internal staff.

(5)Operations. Our businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians, and customer healthcare facilities primarily through operation centers located in Boca Raton, Florida; Woodland Hills, California; Lake Forest, California; and Berkeley Lake, Georgia. In addition to the key sales and recruitment activities, certain of these centers also perform support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service, and risk management.

(6)Information Systems. Various information systems are utilized to run our customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are Software as a Service (SaaS) based and hosted by our vendor partners. Our systems maintain detailed information about our customer required skillsets and status which assist us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are managed on leading enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. We manage our information systems with internal team members located both in the United States and in India. Cybersecurity remains a central focus point across our organization, with dedicated resources, iterative training for all employees, as well as a reliance on third parties engaged to assist us in monitoring and managing systems and devices, as well as detecting cyber threats and preventing breaches.

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

Our Geographic Markets and Client Base
In 2021, 2020, and 2019, primarily all of our revenue was generated in the United States, and all of our long-lived assets were located in the United States and India. We provide our staffing services and workforce solutions in all 50 states. During 2021, the largest percentage of our revenue was concentrated in Florida, California, New York, and Texas. We provide services to public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, public and charter schools, correctional facilities, government facilities, retailers, and many other healthcare providers. For the years ended December 31, 2021, 2020, and 2019, no customer accounted for more than 10% of our revenue.

Our Industry

We primarily compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts September 2021 report estimates the healthcare staffing markets had an aggregate market size of $24.7 billion in 2021, of which $11.8 billion was travel nursing, $4.6 billion was per diem nursing, $4.4 billion was allied health, and $4.0 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, of which we believe the most significant are the following:

Supply and Demand Drivers
Economic Backdrop. In November 2021, according to the U.S. Bureau of Labor Statistics, the total national unemployment rate was 4.2%, while temporary help services gained 6,200 jobs for the month of November 2021. According to the Staffing Industry Analysts “US Staffing Industry Pulse Survey Report" (November 2021), travel nurse staffing continued its run of COVID-spurred dominance, with median year-over-year revenue growth greater than 100%, per diem nursing up 48%, and allied healthcare up 42%. It is anticipated that the U.S. staffing industry will grow in 2022 by 4% to $163.8 billion, as economic conditions normalize, although the ongoing pandemic continues to pose some degree of risk and uncertainty to the outlook, according to Staffing Industry Analysts “US Staffing Industry Forecast: September 2021 Update” (September 7, 2021). However, it is estimated that the healthcare staffing segment will decline by 9% next year, assuming easing of the pandemic and fewer assignments with crisis pay rates, with declines in the travel nurse and per diem nurse segments, but continued growth in locum tenens and allied healthcare staffing.

Increased Need for Healthcare and Special Education Services in Schools. The Individuals with Disabilities Education Act (IDEA), enacted in 1975, mandates that children and youth ages 3-21 with disabilities be provided a free and appropriate public school education. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education" (May 25, 2021), in 2019-20, the number of students ages 3-21 who received special education services under the IDEA was 7.3 million, or 14% of all public school students. The IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses and other healthcare professionals while at school. According to the U.S. Department of Education report dated September 28, 2020, no matter what primary instructional delivery approach is chosen (remote/distance, in-person, hybrid) in response to COVID, each child with disabilities must be provided a free appropriate public education. Based on the foregoing, we believe the demand for consulting and healthcare staffing services for public schools and charter schools will continue to be strong for agencies that can provide consulting services, healthcare personnel, technical assistance on policies, implementation, and training related to children and youth with special needs in or out of school settings.

Healthcare Sector Endured Job Losses in 2020 as a Result of the COVID Pandemic, but Made Modest Gains in 2021. The healthcare sector lost 527,000 jobs between February 2020 and November 2020, with nursing and residential care accounting for most of the loss, but gained back 77,000 jobs through November 2021, according to HealthleadersMedia.com, “Healthcare Sector Jobs Unchanged in November” (December 3, 2021). According to the most recent Bureau of Labor Statistics 10-year projections (September 8, 2021), overall, employment is expected to grow 7.7%, with the healthcare and social assistance sector adding the most new jobs (3.3 million). Within healthcare, the individual and family services industry is projected to increase the fastest with an annual growth rate of 3.3%.

Fewer Nurses are Satisfied with Their Jobs in Wake of COVID. Fewer nurses are satisfied with their occupation in the wake of COVID, according to a study we conducted between May and June 2021 in partnership with Florida Atlantic University's Christine E. Lynn School of Nursing. It found that 32% of surveyed nurses are "very/completely" satisfied with their occupation compared to 52% prior to the pandemic. In addition, 29% of nurses surveyed said their desire to leave the profession is dramatically higher now than before the pandemic. The survey found that 97% of respondents agreed that increasing pay rates and other incentives would attract and retain more nurses.

Macro Drivers of Demand. The Affordable Care Act (ACA) increased the number of insured patients over the past several years, especially in states that expanded Medicaid. In addition, two other long-term macro drivers of our business, a growing and aging U.S. population, should continue to drive demand for our services. The number of Americans ages 65 and older will more than double over the next 40 years and is projected to reach 80 million in 2040. The latest data from the Centers for Disease Control and Prevention (CDC) estimates that there are 1.3 million residents in nursing homes alone, with nearly another million in assisted living facilities. These numbers are rising, and the U.S. Department of Health and Human Services (HHS) estimates that 35% of seniors are likely to go into a nursing home later in life. Nursing homes and assisted living facilities are a $450 billion dollar market, expanding annually. However, a 2021 staffing report from the Long Term Care Community Coalition stated that most nursing homes (63%) failed to provide sufficient staffing to meet their residents’ needs.

Healthcare Trends Resulting from the COVID Pandemic. Virtual health will play a growing role in management of chronic conditions, primary care, and the potential for solving some access issues for mental health, according to “Business Group on Health: 2022 Trends to Watch” (November 5, 2021). The future focus will be on achieving optimal quality, appropriateness, experience, and integration of virtual health with in-person delivery. Additionally, on-site clinics are expected to rebound in 2023-2024 to support workforce health, well-being, and safety as part of the post-pandemic future. According to research from Arizton Advisory & Intelligence, "U.S. Telehealth Market - Industry Outlook and Forecast 2021-2026" (May 2021), the U.S. telehealth market was valued at $10 billion in 2020 and is expected to reach $43 billion by 2026, growing at an annual rate of 28%.

Supply of Nurses. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (September 8, 2021), employment of registered nurses is projected to grow 9% from 2020 to 2030, about as fast as the average for all occupations. The RN workforce is expected to grow from 3.1 million in 2020 to 3.4 million in 2030, an increase of 276,800 or 9%. The Bureau also projects the need for an additional 194,500 new RNs each year through 2030, factoring in nurse retirements and workforce exits. According to the Washington State Nurses Association “COVID intensifies the national nursing shortage” (September 15, 2021), it is projected that by 2022, there will be far more registered nurse jobs available than any other profession. With more than 500,000 seasoned RNs anticipated to retire by 2022, the U.S. Bureau of Labor Statistics projects the need for 1.1 million new RNs for expansion and replacement of retirees. Nurse shortages are a long-standing issue, but because of COVID, it is anticipated to grow even more by next year. Another factor influencing demand is the shortage of instructors. According to the American Association of Colleges of Nursing, more than 80,000 qualified applicants to bachelor and graduate nursing programs have been turned away due to factors such as insufficient faculty, clinical sites, or classroom space, and clinical preceptors, as well as budget constraints. We believe these shortages should have a positive effect on demand for our services as temporary nurse staffing orders typically increase when nurse vacancy rates rise.

Physician Shortage. According to the Association of American Medical Colleges (AAMC) “The Complexities of Physician Supply and Demand: Projections From 2019 to 2034” (June 2021), the United States is expected to face a shortage of physicians. The projections show a shortage ranging between 37,800 and 124,000 by 2034 as demand for physicians continues to outpace supply, according to AAMC, including shortfalls in both primary and specialty care. In addition, more than 40% of active physicians in the U.S. will be age 65 or over within the next decade. The issue of increasing clinician burnout, intensified by the pandemic, could cause doctors to cut back their hours or accelerate their plans for retirement.

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

Through our breadth and expertise of value-added workforce solutions, we have the ability to meet a national shift towards a more integrated delivery of healthcare which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. By offering travel, per diem, and permanent placement of a variety of healthcare professionals, we are able to present many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities.

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

From a candidate attraction standpoint, we have an extensive customer base with hospitals and healthcare facilities, and other healthcare providers, throughout the U.S. As a result, we have a diverse portfolio of assignments for our healthcare professionals to choose from. Healthcare professionals apply with us through our differentiated nursing, locum tenens, and allied healthcare recruitment brands. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions in the current dynamic marketplace. Our applicant tracking system for our travel nurse and allied business provides a world-class candidate experience.

Staffing Industry Analysts recognized us as the seventh-largest healthcare staffing firm in the U.S., with 4% market share in 2020. We rank as the fourth-largest travel nurse staffing firm, the third-largest per diem nurse staffing firm, the eighth-largest allied healthcare staffing firm, and the tenth-largest locum tenens firm. Some of our traditional competitors in the workforce solutions, healthcare staffing, and search businesses include: AMN Healthcare Services, CHG Healthcare Services, Jackson Healthcare, Aya Healthcare, RightSourcing, Ingenovis Health, and Medical Solutions. In recent years, several technology-enabled companies have entered the market, though at present we believe the current scale is limited.

Seasonality

The number of healthcare professionals on assignment with us is subject to seasonal fluctuations which may impact our quarterly revenue and earnings. Hospital patient census and staffing needs of our hospital and healthcare facilities fluctuate, which impact our number of orders for a particular period. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. Likewise, the number of nurse and allied professionals on assignment may fluctuate due to the seasonal preferences for destinations of our temporary nurse and allied professionals. In addition, we expect our Physician Staffing business to experience higher demand in the summer months as physicians take vacations, while our education and school business are expected to experience lower demand in the summer months when public and charter schools are closed. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Certifications

The staffing businesses of our brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. The Joint Commission is the recognized global leader for health care accreditation. Certification promotes a culture of excellence across the organization, and is recognized nationwide as a symbol of quality that reflects an organization's commitment to meeting certain performance standards. In addition, Credent Verification and Licensing Services, a subsidiary of Medical Doctor Associates, is certified by the NCQA.

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

Human Capital Management
As of December 31, 2021, we had approximately 2,250 corporate employees. During 2021, we employed an average of 8,679 full-time equivalent field employees in Nurse and Allied Staffing, which does not include our Physician Staffing independent contractors.

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

Diversity, Equality, and Inclusion. We are committed to maintaining a diverse workplace that respects everyone’s race, gender, sexual orientation, and physical abilities, as well as diversity of thought. Our diverse workforce is the cornerstone of our business, as we believe varying perspectives and backgrounds are the only means of solving complex and challenging business and social issues. As of December 31, 2021, our corporate workforce was comprised of 76% women and 24% men. Our total corporate workforce is 65% white and 35% non-white. As of December 31, 2021, our diverse team includes 43% millennials, 38% genX, 15% boomers, and 4% genZ. In 2021, our executive and clinical leadership teams were comprised of 43% women. In addition, 38% of our Board of Directors is racially and ethnically diverse or female.

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

Health and Wellness. We are committed to the physical and mental health and well-being of our employees. Among other things, we provide free biometric healthcare screenings, a 24/7 hotline for healthcare workers who are experiencing emotional stress, and incentives to employees who achieve specific fitness goals in our corporate cycling program. Our wellness activity calendar features monthly events and educational sessions to help employees reach and maintain their health and wellness goals, including virtual yoga classes. Additionally, dozens of “Lunch and Learn” sessions are scheduled throughout the year, focused on physical, mental, and financial wellness topics of interest. We also mark one or more health observances every month, such as heart health, high blood pressure awareness, men’s health, children’s dental health, and more, which provide additional resources for employees to educate themselves and their families.

Talent Development. Our mission regarding talent management and development is to support organizational results and success by employing strategies to attract, engage, develop, and retain employees, and to partner with our leaders to nurture and grow leadership talent. These investments include providing clear insight into employee performance, creating career paths, promoting from within whenever possible, maintaining open communication, and offering professional development opportunities. In 2020, we adopted Dayforce, a human resources tool which features a fully interactive learning management system, where employees can access professional development resources such as skills training courses. We partnered with Strayer University and Capella University to provide our employees with access to flexible degree programs at a discounted cost. We have also embraced the Nursing Now pledge by reinforcing investment in the workforce, continuing to promote nurses to management roles, and providing guidance and support on best nursing practices through our dedicated clinical team. Nurse Now is a global campaign aimed at improving health by raising the status and profile of nursing.
Community and Social Impact. We participate in numerous events with a variety of non-profit organizations. Our mission to deliver quality patient care extends to our community and we are committed to action that fosters positive impact in our community and around the U.S. Our human resources department develops and implements programs to help our employees realize their potential through volunteering and supporting our communities. Employees are able to take paid time off to perform volunteer activities, and are able to donate to a charity of their choice directly from their paychecks, either as a one-time donation or ongoing. We have also launched an employee-led council which encourages employees from a wide variety of backgrounds and of diversity to come together, connect, build relationships, and have their voices heard.

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

Additional Information
Financial reports and filings with the SEC, including this Annual Report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our corporate website at www.crosscountryhealthcare.com. The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Business, Economic, and Industry Risks

Our operations and financial results have been and may continue to be affected by the ongoing COVID pandemic and related ancillary issues and could be materially harmed by COVID or the emergence and effects related to any other pandemics, epidemics, or other public health crisis.
Our operations and financial results have been and may continue to be affected by the ongoing COVID pandemic and changes in national or global economic conditions related thereto.
During the COVID pandemic, certain of our healthcare professionals have been exposed, diagnosed and/or quarantined as a result of the virus. At this time, the federal government has mandated vaccinations for healthcare workers, healthcare workers are burned out from the emotional and physical stress of the prolonged pandemic, and the shortage of supply continues as core staff also leave their jobs. If, as a result of such risks, our healthcare professionals do not want to, or are not able to provide services, it could negatively impact our supply and ability to provide staffing services to our customers. In addition, census at healthcare facilities continues to vary for many reasons. All of these effects from the pandemic can result in reduced demand for our services or the cancellation of our healthcare professionals working at those facilities or under contract to provide services at those facilities in the future. These effects have also created specific demand in certain specialties and in specific regions of the country.

In some instances, the increased demand in specific geographic regions and specialties has resulted in increased bill rates for our industry to attract the necessary supply which has resulted in inquiries and/or investigations related to pricing in the industry. We continue to provide data, industry insights, and market analytics to guide clients’ decisions to determine the appropriate rates necessary to attract clinicians to fill their needs when they need them; however, there can be no certainty that we will not incur costs in response to any such inquiries in the future or that bill rates will continue at current levels as the pandemic subsides.

In addition, the normal operations of our healthcare facility customers may be disrupted and impacted in ways that are difficult to predict and their financials could be adversely affected. This would not just negatively impact our staffing and workforce solutions business, but would also have an adverse effect on our search businesses (contingent, permanent, and retained) as healthcare customers may delay making decisions for executives, physicians, nurses, and other full-time staff. In addition to the negative impact on demand from our hospital and healthcare facility customers, school closures and various mandates in the wake of the COVID pandemic have had an adverse impact on our school staffing.

The financial impact to our healthcare customers from COVID or any other pandemic, epidemic, outbreak of an infectious disease or other public health crisis may also impact their ability to pay for our services timely or altogether, including invoices for services provided prior to such an event that were in process. Such a failure to pay for our services timely or altogether would have an impact on our collections, resulting in a negative financial impact on our Company.
Finally, while we have disaster plans in place for all of our locations and we are able to operate remotely, the potential continuation of the COVID pandemic, or the emergence of another pandemic, epidemic, or outbreak is difficult to predict and could adversely affect our operations. For example, our operations are headquartered in South Florida and if our employees are working remotely as a result of a public health crisis during hurricane season and electricity, Wi-Fi, and other resources are temporarily restricted or not available, it could negatively impact our operations and financial results.
Decreases in demand or pricing by our clients may adversely affect the profitability of our business.
Among other things, changes in the economy, a decrease or stagnation in the general level of in-patient admissions or out-patient services at our clients’ facilities, uncertainty regarding or changes to federal healthcare law and the willingness of our hospital, healthcare facilities and physician group clients to develop their own temporary staffing pools, replace core staff who have resigned or retired during the pandemic, or to increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop and retain clients. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, clients typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, hire permanent replacements to replace core staff, and create organizations capable of managing population health, demand for our services could decrease. Decreases in demand or pricing for our services may also affect our ability to provide attractive assignments to our healthcare professionals.
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
Our financial results could be adversely impacted by the loss of key management or corporate employee turnover.
We believe the successful execution of our business strategy and our ability to build upon significant recent investments and acquisitions depends on the continued employment of key members of our management team and corporate employees. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Our clients may terminate or not renew their contracts with us.
Our arrangements with hospitals, healthcare facilities and physician group clients are generally terminable upon 30 to 90 days’ notice. We may have fixed costs, such as housing costs, associated with terminated arrangements that we will be obligated to pay post-termination, thus negatively impacting our profitability. In addition, the loss of one or more of our large clients could materially affect our profitability.
If our healthcare facility clients increase the use of intermediary organizations it could impact our profitability and our ability to secure contracts with clients.
We continue to see our clients use intermediary organizations and an increase in the use of side-by-side managed service providers. Intermediaries typically enter into contracts with hospitals or health systems and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our clients. Each of these intermediaries charges an administrative fee. Due to the increased demand during the pandemic, hospitals have also used two or more MSP providers to fill their open positions. In instances where we do not win new MSP opportunities or where other vendors win this MSP, a side-by-side MSP opportunity, or vendor management system (VMS) business with our current customers, the number of professionals we have on assignment at those clients could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these clients which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If hospitals fail to pay the intermediaries for our services or those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP and other workforce solutions directly to certain of our clients. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability, and reduced margins.
Our costs of providing services may rise faster than we are able to adjust our bill rates and pay rates and, as a result, our margins could decline and our profitability could be adversely impacted.
Costs of providing our services could change more quickly than we are able to renegotiate bill rates in our active contracts and pay rates with our thousands of healthcare professionals. For example, we offer housing subsidies to some of our healthcare professionals or provide actual housing to other healthcare professionals. At any given time, we have approximately 750 apartments on lease throughout the U.S. because we provide housing for certain of our healthcare professionals when they are on an assignment with us. The cost of subsidizing housing or renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance, health insurance and workers’ compensation insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our clients or renegotiate pay rates with our healthcare providers.
Operational Risks
We are dependent on the proper functioning of our information systems and applications hosted by our vendors, and our inability to implement new technology systems and infrastructure could cause disruptions to our ability to operate effectively.
We are dependent on the proper functioning of information systems used to operate our business, including those applications hosted by our vendors. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. These systems are subject to certain risks, including technological obsolescence. We are currently evaluating the technology platforms of our businesses, and replacing our legacy nurse and allied applicant tracking system. If our proprietary systems of SaaS applications fail, are not successfully implemented, or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain or further develop or update, we could experience business interruptions or delays that could materially and adversely affect our business and financial results.
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
We have outsourced certain critical applications or business processes to external providers, including but not limited to background screenings of our employees. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform on the part of one or more of these critical suppliers could cause significant disruptions and increased costs to our business. In addition, we rely on third-party timekeeping systems in certain circumstances to process payroll. To the extent that these payroll systems experience a disruption or delay in reporting time worked by our healthcare professionals, we may not be able to make payroll to our healthcare workers timely. This could result in significant dissatisfaction by our healthcare workers and damage to our reputation, in addition to violations of certain laws or regulations. We have a risk mitigation plan in place in the event this were to occur, but the inability to effectively implement this plan or its failure could cause an adverse impact to our business and our financials.

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
Cyber incidents and security breaches can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, malware, ransomware, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cyber-security breaches such as viruses, hacking, ransomware, and similar disruptions from unauthorized intrusions. In addition, we rely on third-party service providers to perform certain services, such as payroll and tax services. Any failure of our systems or third-party systems may compromise our sensitive information and/or personally identifiable information of our employees. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.
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
In addition, with a shortage of certain qualified healthcare professionals in many areas of the United States, competition for these professionals remains intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages or increase benefits in response to our competitors’ increases, our clients and our margins could decline. At this time, we still do not have enough nurses, allied professionals and physicians to meet all of our clients’ demands for these staffing services. This shortage of healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.
Our labor costs could be adversely affected by a shortage of experienced healthcare professionals and labor union activity.
Our operations are dependent on our ability to recruit and staff quality healthcare professionals. We compete with other staffing companies and technologies in recruiting and retaining qualified personnel. We may be required to enhance wages and benefits to our employees, which could negatively impact our profitability. Labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly.
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
We provide our services to hospitals and health systems which pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. However, indirectly, our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions could affect the purchasing practices, operations and the financial health of our customers which could have a negative impact on our business. In addition, application and interpretation of laws sometimes change and those changes may spark regulatory inquiries/investigations as a result, for which we may not be insured and which could adversely affect our business and financial condition. Insurance companies and managed care organizations also seek to control costs by requiring healthcare providers, such as hospitals, to discount their services in exchange for exclusive or preferred participation in their benefit plans. While not affecting us directly, future federal and state legislation or evolving commercial reimbursement trends may further reduce or change conditions for our clients’ reimbursement. Such limitations on reimbursement could reduce our clients’ cash flows, hampering the pricing we can charge clients and their ability to pay us. Reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. The impact of any other legislation to repeal or amend or replace the ACA is uncertain and could adversely affect our business and financial condition.

We operate our business in a regulated industry and modifications, inaccurate interpretations or violations of any applicable statutory or regulatory requirements may result in material costs or penalties as well as litigation and could reduce our revenue and earnings per share.
Our industry is subject to many complex federal, state, local and international laws and regulations related to, among other things, the licensure of professionals, the payment of our field employees (e.g., wage and hour laws, employment taxes, arbitration agreements, and income tax withholdings, etc.) and the operations of our business generally (e.g., federal, state and local tax laws). If we do not comply with the laws and regulations that are applicable to our business, we could incur civil and/or criminal penalties as well as litigation or be subject to equitable remedies. We maintain insurance coverage for employment claims, however, it may not cover all claims against us or continue to be available to us at a reasonable cost. If our insurance does not cover the particular claim or if we are unable to pay our self-insured retention portion, pay any uninsured portion, or maintain adequate insurance coverage, we may be exposed to substantial liabilities that would materially impact our business and financial performance.

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
The temporary healthcare staffing industry is regulated in many states. For example, in some states, firms such as our nurse staffing companies must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could also substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. Also, as a result of the COVID pandemic, several states have enacted various legislation to expand the application of workers compensation and other benefits to healthcare providers who are exposed to or who contract COVID through their employment, and certain of our clients are requiring us to provide personal protection equipment to our workers. These increased costs may not be able to be passed on to clients. In addition, if government regulations were implemented that limited the amount we could charge for our services, our profitability could be adversely affected. We continuously monitor changes in regulations and legislation for potential impacts on our business.
We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, if there are further legislative tax changes, or if we are unable to utilize our net operating losses.
We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have deferred tax assets related to our net operating losses (NOLs) in state taxing jurisdictions, which, generally, for state tax purposes, carry forward for up to twenty years or indefinitely, depending on the year the NOL was generated. Tax years generally remain subject to examination until three years after NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a taxing authority. If there are tax benefits, including, but not limited to, the use of NOLs, expense reimbursements, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes, interest, and penalties, or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations, and financial condition.
In addition, federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. On March 27, 2020, the former President signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law, which was extended under the Taxpayer Certainty and Disaster Relief Act of 2020 passed on December 27, 2020. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (ARPA). We are not aware of any provision in the CARES Act, ARPA, or any other pending tax legislation that would have a material adverse impact on our financial performance. There can be no assurance that the CARES Act, ARPA, the 2017 Tax Act, or any other legislative changes will not negatively impact our operating results, financial condition, and future business operations.
Lastly, we may be limited in our ability to utilize our remaining state NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our state NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our state NOLs, we could be required to record additional valuation allowance. We review the valuation allowances for our state NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our state NOLs. If we are unable to use our state NOLs or use of our state NOLs is limited, we may have to make significant payments or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations, and financial condition.
If certain of our healthcare professionals are reclassified from independent contractors to employees our profitability could be materially adversely impacted.
Federal or state taxing authorities could re-classify our locum tenens physicians, CRNAs, nurse practitioners, and other independent contractors as employees, despite both the general industry standard to treat them as independent contractors and many state laws prohibiting non-physician owned companies from employing physicians (e.g., the “corporate practice of medicine”). Other than in California where advanced practitioners are required to be classified as W-2 employees by law, if they were re-classified as employees, we would be subject to, among other things, employment and payroll-related tax claims, as well as any applicable penalties and interest. Any such reclassification would have a material adverse impact on our business model for that business segment and would negatively impact our profitability.
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
As of December 31, 2021, we had a total principal amount of $183.5 million in debt. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future. This may have the effect of increasing our total leverage. As a consequence of our indebtedness; (i) demands on our cash resources may increase; (ii) we are subject to restrictive covenants that limit our financial and operating flexibility. Our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (iii) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:
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
The interest rates under our Term Loan Credit Agreement (Term Loan Agreement) and our ABL Credit Agreement (Loan Agreement) may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate to calculate interest under our Term Loan Agreement and our Loan Agreement. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (SOFR) as the preferred alternative reference rate to U.S. dollar LIBOR and recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Our Term Loan Agreement and our Loan Agreement contain a fallback provision providing for alternative rate calculations in the event LIBOR is unavailable, prior to any LIBOR rate transition. As a result of any changes in the benchmarking rate, the new rates we incur may not be as favorable to us as those in effect prior to any LIBOR phase-out, and we may incur higher interest payments.
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

Notwithstanding the due diligence investigation we perform in connection with acquisitions, the acquired business may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we perform significant due diligence prior to signing purchase agreements, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by the sellers and their representatives when conducting due diligence and evaluating the results of such due diligence. We do not control and may be unaware of activities of the sellers before the acquisition, including intellectual property and other litigation or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities, and other liabilities.

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

Catastrophes can be caused by various events, including, but not limited to, hurricanes, fires, and other severe weather. The incidence and severity of catastrophes are inherently unpredictable. With our headquarters, shared services, and many of our remote workers located in South Florida, we are more vulnerable to possible disruptions from hurricanes and the impacts resulting therefrom, such as tornadoes, flooding, fuel shortages, and disruption of internet, and telecommunications services. We also have a significant amount of business and employees in California, which is vulnerable to wild-fires and earthquakes. The extent of losses from a catastrophe is a function of both the total amount of insured exposure and the severity of the event. We do not maintain business interruption insurance for these events. We could suffer material financial losses as a result of disruptions from hurricanes, fires, or other catastrophes.

Legislative or regulatory initiatives related to climate change and other corporate responsibility or sustainability matters could have a material adverse effect on our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on the Company’s business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases and could, in turn, have a material adverse effect on the Company’s business. There is also increased focus, including by investors, customers, and other stakeholders, on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. The Company’s reputation could be damaged if the Company does not, or is perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on the Company’s business, results of operations, financial position, and cash flows.

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

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2021, goodwill, trade names not subject to amortization, and other intangible assets represented 23% of our total assets. In 2020 and 2019, we recorded impairment charges of $10.7 million and $14.5 million, respectively.
If provisions in our corporate documents and Delaware law delay or prevent a change in control, we may be unable to consummate a transaction that our stockholders consider favorable.
Our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of “blank check” preferred stock. Without shareholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.
Stock issuable under our stock incentive plans are presently in effect and sales of this stock could cause our stock price to decline.

We have registered 3,000,000 shares of common stock for issuance under our 2020 Omnibus Incentive Plan. Shares of restricted stock outstanding as of February 15, 2022 were 1,039,455. In addition, a target of 522,166 performance stock award grants were outstanding as of February 15, 2022. See Note 15 - Stockholders' Equity to our consolidated financial statements. Vested restricted stock and issuance of common stock related to our awards is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any shareholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our operations are conducted through leased office space and as of December 31, 2021, we actively leased office space in 11 facilities located in 7 states throughout the United States. We also lease office space in a facility located in Pune, India, which houses certain software development and information technology support. In connection with the continuing developments from COVID, we expedited our restructuring plans and either reduced or fully vacated more than 50 leased office spaces during the years ended December 31, 2021 and 2020. See our remaining lease obligations as of December 31, 2021 in Note 10 - Leases to our consolidated financial statements. We continuously evaluate facility needs based on the extent of our service offerings, the rate of client growth or decline, the geographic distribution of our client base, changing market conditions, and our long-term goals. As of December 31, 2021, our material leased properties are described below:

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

In Norcross, Georgia we have approximately 42,000 square feet of office space under lease through October 2024. Our Physician Staffing executive staff and operations personnel occupy approximately 19,000 square feet with the remainder of the space vacant and available for a sublease.

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 13 - Contingencies to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Our common stock currently trades under the symbol “CCRN” on the Nasdaq Global Select Market (Nasdaq).

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index,
and the Dow Jones US Business Training & Employment Agencies Index

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/16
12/17
12/18
12/19
12/20
12/21

	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
DJUSBE	$100.00	$130.96	$96.05	$119.33	$124.42	$168.35
CCRN	$100.00	$81.74	$46.96	$74.44	$56.82	$177.58
NASDAQ	$100.00	$128.24	$123.26	$166.68	$239.08	$292.42

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 15, 2022, there were 137 stockholders of record of our common stock. In addition, there were 11,265 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreements limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreements. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. At December 31, 2021, 2020, and 2019, we had 510,004 shares of common stock left remaining to repurchase under this authorization, subject to the limitations of our credit agreements as described in Note 15 - Stockholders' Equity to our consolidated financial statements.

Item 6. Reserved.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1. Business, Item 1A. Risk Factors, Forward-Looking Statements, and Item 15. Consolidated Financial Statements and the accompanying notes and other data, all of which appear elsewhere in this Annual Report on Form 10-K.

Management's Discussion and Analysis below generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the

Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021 and such information is incorporated herein by reference.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions.

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

●    Nurse and Allied Staffing – For the year ended December 31, 2021, Nurse and Allied Staffing represented approximately 96% of total revenue. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to clients such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, RPO, and consulting services.

●    Physician Staffing – For the year ended December 31, 2021, Physician Staffing represented approximately 4% of total revenue. Physician Staffing provides physicians in many specialties, as well as CRNAs, NPs, and PAs as independent contractors on temporary assignments throughout the U.S.

Summary of Operations

For the year ended December 31, 2021, revenue from services increased 100% year-over-year to $1,676.7 million, due to continued solid execution and strong performance in our Nurse and Allied Staffing segment, and growth in our Physician Staffing segment. Given the incredibly tight labor market and extreme risk faced by healthcare professionals throughout the pandemic, direct operating expenses rose by 105% over the prior year. Average bill rates rose during the year as we continued to experience significant demand for our services across virtually every specialty, related to both COVID and non-COVID assignments, such as operating room, emergency, pediatrics, labor and delivery, and medical surgical. As a result, we significantly expanded the number of professionals on assignment over the prior year. Throughout the pandemic, we have acted with integrity, and worked collaboratively with clients on adjusting bill rates in response to rapidly changing market conditions. Ensuring our clients have a continuing supply of clinicians and professionals to meet their needs has remained our top priority, and as a result, we grew our investments in attracting candidates and added significant capacity by growing our workforce. As a result of the rising compensation costs for professionals on assignment, and our commitment to absorb as much of the increases as possible, our consolidated gross profit margin decreased 180 basis points year-over-year. Despite the decline in gross margin and significant investments in our workforce, the rising number of professionals on assignment improved our operating leverage, and as a result net income attributable to common stockholders for the year ended December 31, 2021 was $132.0 million, as compared to a net loss of $13.0 million in the prior year. Net income for 2021 was favorably impacted by the reversal of valuation allowances in connection with net operating losses, which is not expected to recur in the future. Going forward, the Company expects to see a significant increase in cash taxes and have an effective tax rate of approximately 30 percent.

For the year ended December 31, 2021, cash flow used in operating activities was $85.6 million, due to the investment in net working capital associated with the historic growth in our business. As of December 31, 2021, we had $1.0 million in cash and cash equivalents and $174.3 million principal balance on our term loan. Availability under the asset-based credit facility (ABL) was $150.0 million, with $9.2 million of borrowings drawn under our ABL, and $18.2 million of undrawn letters of credit outstanding, leaving $122.6 million available for borrowing as of December 31, 2021. See Note 8 - Debt to our consolidated financial statements.
In 2021, we refinanced the Company with a new subordinated $175.0 million term loan and completed two acquisitions. On June 8, 2021, we entered into an asset purchase agreement with Workforce Solutions Group, Inc. (WSG), which allows us to deliver critical support to some of the neediest populations by delivering professionals to the home. On December 16, 2021, we entered into an asset purchase agreement with Selected, a subscription-based SaaS model for schools to recruit permanent educators and special education professionals.
As we progress throughout 2022, we anticipate that bill rates will likely decline as COVID hospitalizations decline. However, demand remains robust amidst a backdrop of tight supply for clinicians and professionals, which will likely continue throughout much of 2022. We anticipate continued volume growth throughout 2022, as we continue to invest in both added capacity and our technologies. Our proprietary tool, Marketplace, continues to evolve, with new features and functionality being deployed to improve the candidate experience across the entire engagement life cycle. In 2021, we spent more than $9.0 million on advancing our digital platforms and given the success of our projects, we anticipate expanding our spend on IT related projects, by more than doubling the level of investments in the coming year.
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

	Year Ended December 31,
	2021	2020
Revenue from services	100.0%	100.0%
Direct operating expenses	77.6	75.8
Selling, general and administrative expenses	12.8	20.8
Bad debt expense	0.3	0.4
Depreciation and amortization	0.6	1.5
Acquisition and integration-related costs	0.1	—
Restructuring costs	0.2	0.7
Impairment charges	0.1	1.9
Income (loss) from operations	8.3	(1.1)
Interest expense	0.4	0.3
Other (income) expense, net	(0.1)	—
Income (loss) before income taxes	8.0	(1.4)
Income tax expense (benefit)	0.1	—
Consolidated net income (loss)	7.9	(1.4)
Less: Net income attributable to noncontrolling interest in subsidiary	—	0.1
Net income (loss) attributable to common stockholders	7.9%	(1.5)%

Comparison of Results for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2021	2020	$	%
	(Amounts in thousands)
Revenue from services	$1,676,652	$836,417	$840,235	100.5%
Direct operating expenses	1,301,653	633,685	667,968	105.4%
Selling, general and administrative expenses	215,292	173,809	41,483	23.9%
Bad debt expense	4,783	3,035	1,748	57.6%
Depreciation and amortization	9,852	12,671	(2,819)	(22.2)%
Acquisition and integration-related costs	1,068	77	991	NM
Restructuring costs	2,630	6,052	(3,422)	(56.5)%
Impairment charges	2,070	16,248	(14,178)	(87.3)%
Income (loss) from operations	139,304	(9,160)	148,464	NM
Interest expense	6,866	2,890	3,976	137.6%
Other (income) expense, net	(770)	280	(1,050)	(375.0)%
Income (loss) before income taxes	133,208	(12,330)	145,538	NM
Income tax expense (benefit)	1,206	(188)	1,394	NM
Consolidated net income (loss)	132,002	(12,142)	144,144	NM
Less: Net income attributable to noncontrolling interest in subsidiary	—	820	(820)	(100.0)%
Net income (loss) attributable to common stockholders	$132,002	$(12,962)	$144,964	NM

NM - Not meaningful

Revenue from services

Revenue from services increased $840.2 million, or 100.5%, to $1,676.7 million for the year ended December 31, 2021, as compared to $836.4 million for the year ended December 31, 2020, due to strong performance in our Nurse and Allied Staffing segment, resulting from both an increase in volume and higher bill rates. In general, the increase in bill rates related to the spike in COVID needs late in the fourth quarter of 2020, which continued throughout 2021, as well as a continued high level of demand for our services throughout the current year due to the overall tight labor supply for clinicians and professionals. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $668.0 million, or 105.4%, to $1,301.7 million for the year ended December 31, 2021, as compared to $633.7 million for the year ended December 31, 2020, as a result of revenue increases. As a percentage of total revenue, direct operating expenses increased to 77.6% compared to 75.8% in the prior year period, as compensation costs rose by a higher percentage than our bill rates.
Selling, general and administrative expenses

Selling, general and administrative expenses increased $41.5 million, or 23.9%, to $215.3 million for the year ended December 31, 2021, as compared to $173.8 million for the year ended December 31, 2020, primarily due to increases in compensation and benefits, as well as equity compensation expense, marketing, and consulting, partially offset by lower rent expense due to the closure of a significant number of offices in 2020 and a decrease in legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 12.8% for the year ended December 31, 2021 as compared to 20.8% for the year ended December 31, 2020.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2021 decreased to $9.9 million as compared to $12.7 million for the year ended December 31, 2020. The decline was driven by a combination of lower depreciation on certain assets given the closure of offices, as well as accelerated amortization of trade names associated with our rebranding initiatives in the prior year. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.6% for the year ended December 31, 2021 and 1.5% for the year ended December 31, 2020.

Acquisition and integration-related costs

Acquisition and integration-related costs for the year ended December 31, 2021 include costs for legal and advisory fees, as well as integration costs, for the WSG acquisition that closed late in the second quarter of 2021, and legal and professional fees for the Selected acquisition that closed late in the fourth quarter of 2021.

Restructuring costs

Restructuring costs for the years ended December 31, 2021 and 2020 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $2.6 million and $6.1 million, respectively. Restructuring costs for the year ended December 31, 2020 also included reorganization costs as part of our planned costs savings initiatives.

Impairment charges

Non-cash impairment charges totaled $2.1 million for the year ended December 31, 2021 and related to real estate restructuring activities and the write-off of a discontinued software development project. Non-cash impairment charges totaled $16.2 million for the year ended December 31, 2020. These were comprised of $10.7 million of impairment related to our Search and Nurse and Allied businesses and $5.5 million related to real estate restructuring activities. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 10 - Leases to our consolidated financial statements.

Interest expense

Interest expense was $6.9 million for the year ended December 31, 2021 and $2.9 million for the year ended December 31, 2020, due to higher average borrowings and a higher effective interest rate. The effective interest rate on our borrowings was 5.7% and 3.5% for the years ended December 31, 2021 and 2020, respectively.

Income tax expense (benefit)
Income tax expense totaled $1.2 million for the year ended December 31, 2021, compared to income tax benefit of $0.2 million for the year ended December 31, 2020. The effective tax rate was 1.0% and 1.5%, including the impact of discrete items, for the years ended December 31, 2021 and 2020, respectively. The effective tax rate in 2021 was impacted by the $37.5 million release of valuation allowance on deferred tax assets and federal, international, and state taxes. The effective tax rate in 2020 was impacted by the additional valuation allowance on deferred tax assets, impairment of indefinite-lived intangibles, and international and state taxes.

For the year ended December 31, 2021, we recorded a net valuation allowance release of $37.5 million (comprised of $18.4 million related to federal NOLs, $7.5 million related to state NOLs, and $11.6 million related to other net deferred tax assets) on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. The valuation allowance on an immaterial amount of state NOLs was not released due to the respective expiration periods and specific state taxable income projections. See Note 14 - Income Taxes to our consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Year Ended December 31,
	2021	2020
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$1,605,781	$768,483
Physician Staffing	70,871	67,934
	$1,676,652	$836,417

Contribution income:
Nurse and Allied Staffing	$205,738	$74,169
Physician Staffing	4,328	3,619
	210,066	77,788

Corporate overhead	55,142	51,900
Depreciation and amortization	9,852	12,671
Acquisition and integration-related costs	1,068	77
Restructuring costs	2,630	6,052
Impairment charges	2,070	16,248
Income (loss) from operations	$139,304	$(9,160)

In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. Revenue in the amount of $10.5 million and contribution loss in the amount of $1.1 million included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the year ended December 31, 2020. See Note 18 - Segment Data.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2021	2020	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	8,679	6,037	2,642	43.8%
Average Nurse and Allied Staffing revenue per FTE per day	$503	$343	$160	46.6%

Physician Staffing statistical data:
Days filled	44,169	38,987	5,182	13.3%
Revenue per day filled	$1,605	$1,742	$(137)	(7.9)%

See definition of Business Measurements under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Nurse and Allied Staffing

Revenue increased $837.3 million, or 109.0% to $1,605.8 million for the year ended December 31, 2021, from $768.5 million for the year ended December 31, 2020, driven by volume increases and higher bill rates, due to the continuing impacts from COVID as well as the overall tight labor supply for clinicians and professionals.

Contribution income for the year ended December 31, 2021, increased $131.5 million or 177.4%, to $205.7 million from $74.2 million in year ended December 31, 2020, driven by increased revenue. As a percentage of segment revenue, contribution income margin increased to 12.8% for the year ended December 31, 2021 from 9.7% for the year ended December 31, 2020.

The average number of FTEs on contract during the year ended December 31, 2021 increased 43.8% from the year ended December 31, 2020, primarily due to headcount growth in travel nurse and allied which grew by more than double over the prior year, as well as additional headcount resulting from the WSG acquisition. Average revenue per FTE per day increased approximately 46.6% in the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the increase in the average travel bill rates as a result of the increases in pay rates required to attract healthcare professionals.
Physician Staffing

Revenue increased $3.0 million, or 4.3% to $70.9 million for the year ended December 31, 2021, compared to $67.9 million for the year ended December 31, 2020, primarily due to an increase in volume in several specialties.
Contribution income for the year ended December 31, 2021, increased $0.7 million or 19.6% to $4.3 million compared to $3.6 million in the year ended December 31, 2020. As a percentage of segment revenue, contribution income was 6.1% for the year ended December 31, 2021 and 5.3% for the year ended December 31, 2020, driven by higher revenue, partially offset by higher direct costs.

Total days filled increased 13.3% to 44,169 in the year ended December 31, 2021, compared to 38,987 in the year ended December 31, 2020. Revenue per day filled was $1,605 for the year ended December 31, 2021 and $1,742 for the year ended December 31, 2020 due to a shift in the mix of business.

Corporate overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $55.1 million for the year ended December 31, 2021, from $51.9 million for the year ended December 31, 2020, primarily due to increases in compensation and benefits, as well as equity compensation expense, and consulting expense, partially offset by decreases in legal expenses. As a percentage of consolidated revenue, unallocated corporate overhead was 3.3% for the year ended December 31, 2021, and 6.2% for the year ended December 31, 2020.

Transactions with Related Parties

See Note 17 - Related Party Transactions to our consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2021, we reported $1.0 million in cash and cash equivalents, $174.3 million of term loan outstanding, at par, and $9.2 million of borrowings drawn under our ABL. Working capital increased by $218.8 million to $308.5 million as of December 31, 2021, compared to $89.7 million as of December 31, 2020, primarily due to strong sequential growth, partially offset by the timing of disbursements. As of December 31, 2021, our days' sales outstanding, net of amounts owed to subcontractors, was 58 days, flat year-over-year. As of December 31, 2021, we do not have any off-balance sheet arrangements.

Our operating cash flow constitutes our primary source of liquidity and, historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service. This includes our commitments, both short-term and long-term, of interest expense on our debt, payments on our promissory note payable, and operating lease commitments, as well as any settlements on uncertain tax positions, and future principal payments on our term loan and our Loan Agreement. We expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

Cash Flow Comparisons

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net cash used in operating activities during the year ended December 31, 2021 was $85.6 million compared to net cash provided by operating activities of $27.2 million during the year ended December 31, 2020. The use of cash is due primarily to the investment in net working capital associated with the historic growth in our business, with accounts receivable increasing $318.4 million since the start of the year.

Net cash used in investing activities during the year ended December 31, 2021 was $34.0 million compared to $4.6 million in the year ended December 31, 2020. Net cash used in both periods was for capital expenditures, primarily related to the project to replace our applicant tracking system and various other IT initiatives. The year ended December 31, 2021 also included expenditures related to the development of our on-demand staffing platform and the build-out of our corporate office, and $26.9 million related to the acquisitions of WSG and Selected.

Net cash provided by financing activities during the year ended December 31, 2021 was $119.1 million, compared to net cash used in financing activities of $22.0 million during the year ended December 31, 2020. During the year ended December 31, 2021, we reported net borrowings of $175.0 million on our term loan, and used cash to repay borrowing on our ABL of $44.2 million, $0.7 million principal payment on our term loan, $2.4 million on our note payable, $6.1 million of debt issuance costs, $2.2 million for income taxes on share-based compensation, and an immaterial amount for other financing activities. During the year ended December 31, 2020, we used cash to repay borrowing on our ABL of $17.6 million, $2.4 million to pay our note payable, $0.7 million for income taxes on share-based compensation, and $1.3 million for other financing activities.

Debt
2021 Term Loan Agreement

As more fully described in Note 8 - Debt to our consolidated financial statements, on June 8, 2021, we entered into a Term Loan Agreement, which provides for a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month LIBOR plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisitions to our consolidated financial statements), with the remainder used to pay down a portion of the asset-based credit facility.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of December 31, 2021. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

On November 18, 2021, we amended the Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. Additionally, the Term Loan First Amendment increased the aggregate amount of all increases (as defined in the Term Loan Agreement) to be no greater than $115.0 million. The borrowings will be used primarily to fund organic growth. Commencing on December 31, 2021, installments of the mandatory prepayments will be in the aggregate principal amount of $0.4 million. All other terms, conditions, covenants, and pricing of the Term Loan Agreement remain the same.

2019 Loan Agreement

Effective October 25, 2019, our prior senior credit facility entered into in August 2017 was replaced by a $120.0 million Loan Agreement, which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permits the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million.

As of December 31, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 1.50% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability (as defined in the Loan

Agreement). The Base Rate (as defined by the Loan Agreement) margins would have been 0.50% and 3.00% for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of December 31, 2021. Availability under the ABL is subject to a borrowing base, which was sufficient to access the full facility size of $150.0 million at December 31, 2021, with $9.2 million of borrowings drawn as well as $18.2 million of letters of credit outstanding, leaving $122.6 million available for borrowing.

Note Payable

As of December 31, 2021, the third and final installment of the subordinated promissory note payable, made in connection with the Mediscan acquisition, in the amount of $2.5 million is included in current portion of debt on the consolidated balance sheets. This installment is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. See Note 4 - Acquisitions to our consolidated financial statements.

See Note 8 - Debt to our consolidated financial statements.

Stockholders' Equity

See Note 15 - Stockholders' Equity to our consolidated financial statements.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2021, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2021, 2020, and 2019 is more fully described.

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

Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, long-term growth rates, the identification of appropriate market multiples, royalty rates, and the choice of an appropriate discount rate. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets. In addition, deterioration of demand for our services, deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1A. Risk Factors, may affect our determination of fair value of goodwill, trade names, or other intangible assets. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreements, an impairment charge will not have an impact on our liquidity. As of December 31, 2021, we had total goodwill, intangible assets not subject to amortization, and other intangible assets of $167.7 million or 22.9% of our total assets.

Health, workers' compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of corporate employees and healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2021 and 2020, we had $4.1 million and $3.9 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2021, and 2020, we had $12.5 million and $12.4 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary quarterly. As of December 31, 2021, and 2020, we had $4.9 million and $5.8 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary quarterly.

Revenue recognition

We recognize revenue from our services when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for the service. We have concluded that transfer of control of our staffing services, which represents the majority of our revenues, occurs over time as the services are provided.

The following is a description of the nature, amount, timing and uncertainty of revenue and cash flows from which we generate revenue.
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time, and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2021 and December 31, 2020, our estimate of amounts that had been worked but had not been billed totaled $140.0 million and $48.3 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
We offer other optional services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross Versus Net Policies), RPO, other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of our consolidated revenue for the years ended December 31, 2021, 2020, and 2019. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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
Gross Versus Net Policies
We record revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:
•We have certain contracts with acute care facilities to provide comprehensive MSP solutions. Under these contract arrangements, we primarily use our nurses, along with third-party subcontractors, to fulfill customer orders. If a subcontractor is used, we invoice our customer for these services, but revenue is recorded at the time of billing, net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by us for our MSP services.
•Revenue from our Physician Staffing business is recognized on a gross basis as we are the principal in the arrangements.

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance based on historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse conditions adjusted for current expectations for the customers or industry. Based on the information currently available, we also considered current expectations of future economic conditions, including the impact of COVID, when estimating our allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for rate and hour differences which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. As of December 31, 2021 and 2020, our total allowances were $6.9 million and $4.0 million, respectively.

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

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2021, the Company utilized 100 percent of its federal NOL carryforward and a significant amount of state NOLs. As of December 31, 2021, we have deferred tax assets related to certain state and foreign NOL carryforwards of $72.4 million. But for those NOL carryforwards with an indefinite carryover, the carryforwards will expire as follows: state between 2022 and 2040, and foreign between 2022 and 2026.
As of December 31, 2021 and 2020, we had valuation allowances on our deferred tax assets of an immaterial amount and $37.5 million, respectively. For the year ended December 31, 2021, we recorded a valuation allowance release of $37.5 million (comprised of $18.4 million related to federal NOLs, $7.5 million related to state NOLs, and $11.6 million related to other net deferred tax assets) on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. The valuation allowance on an immaterial amount of state NOLs was not released due to the respective expiration periods and specific state taxable income projections. See Note 14 - Income Taxes to our consolidated financial statements.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, in part because in the current year we achieved 12 quarters of cumulative pretax income including permanent items in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets are realizable. We therefore reduced the valuation allowance accordingly.

In arriving at our conclusion to reduce the valuation allowance we considered several positive and negative factors. For the 12 quarters ended December 31, 2021, the Company has $110.3 million in cumulative pretax income including permanent items. The Company also has a history of utilizing NOLs prior to expiration, most notably the full utilization of the federal net operating loss carryforward in 2021. The Company is also forecasting positive pretax book income which is expected to exceed the reversal of its future tax deductions, further proving future estimates of taxable income. The growth estimates are tied to the growing demand for healthcare solutions for our customers, including a growing aging U.S. population, and our customers’ pressure to keep costs down by using our staffing solutions. With regard to negative evidence, the Company does not have any material taxable temporary differences to offset deductible temporary differences and does not have any taxable income available for carryback to offset NOLs. As such, the primary focus of our analysis emphasized the current and prior two-year cumulative pretax income analysis, the full utilization of the federal net operating loss carryforward, and projections of future taxable income.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. For the year ended December 31, 2021, the majority of the unrecognized tax benefit is classified as a component of other long-term liabilities in the consolidated balance sheets, while $0.4 million is classified as an offset to certain state NOLs within the deferred tax asset. As of December 31, 2021, total unrecognized tax benefits recorded was $9.2 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk associated with our debt instruments which have interest based on variable rates. As of December 31, 2021, we are exposed to the risk of fluctuation in interest rates relating to our Term Loan Agreement entered into on June 8, 2021 and our Loan Agreement entered into on October 25, 2019. These agreements charge interest at a rate based on either LIBOR or Base Rate (as defined in the agreements) plus an applicable margin.

A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million and $0.6 million, respectively, for the years ended December 31, 2021 and 2020. See Note 8 - Debt to our consolidated financial statements.

See Item 1A, Risk Factors under “The interest rates under our Term Loan Credit Agreement (Term Loan Agreement) and our ABL Credit Agreement (Loan Agreement) may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR)” for a discussion of the interest rate risk related to the potential phase-out of LIBOR in 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID pandemic.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

We purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. and Selected, Inc. in 2021. Due to the timing of the acquisitions and as allowed under SEC guidance, management's assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the acquired businesses, which is relevant to our 2021 consolidated financial statements as of and for the year ended December 31, 2021. The financial statements of the acquisitions constitute approximately 8% of total assets and 3% of revenues from services of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

Based on its evaluation, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and such information is incorporated herein by reference.

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

With respect to equity compensation plans as of December 31, 2021, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	—	$—	2,219,300
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	—	$—	2,219,300

(1) For Performance Stock Awards issued under the 2020 Omnibus Incentive Plans, we consider the expected number of shares that may be issued under the award to be outstanding. When the number of Performance Stock Awards have been determined, we true up the actual number of shares that were awarded and return any unawarded shares into shares available for issuance. Performance Stock Awards were issued under the 2020 Omnibus Incentive Plan beginning March 31, 2021. See Note 15 - Stockholders' Equity to our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020, and 2019

(3)	Exhibits

EXHIBIT INDEX

No.	Description
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

10.29 #
Revised Offer Letter by and between Cross Country Healthcare, Inc. and Susan E. Ball, dated as of February 22, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.30 #
Amendment and Restatement to Employment Agreement, dated February 22, 2021, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.31
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

10.32 #	Offer Letter by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)

10.33 #	Employment Agreement by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)
10.34
Term Loan Credit Agreement, by and between Cross Country Healthcare, Inc. and the Lenders as defined therein, dated June 8, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated June 14, 2021 and incorporated by reference herein.)

10.35
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

10.36
First Incremental Amendment to Term Loan Credit Agreement, by and among Cross Country Healthcare, Inc., the Guarantors (as defined therein), the Lenders (as defined therein), and Wilmington Trust, National Association, dated November 18, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated November 19, 2021 and incorporated by reference herein.)

10.37
Amendment No. 4 to ABL Credit Agreement, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers, certain of its domestic subsidiaries as guarantors, the Lenders (as defined therein), and Wells Fargo Bank, National Association as agent dated November 18, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated November 19, 2021 and incorporated by reference herein.)

10.38 #
Letter Agreement, dated as of January 14, 2022, by and between Cross Country Healthcare, Inc. and Kevin C. Clark (Previously filed as an exhibit to the Company's Form 8-K dated January 19, 2022 and incorporated by reference herein.)

10.39 #
Employment Agreement, dated as of January 14, 2022, by and between Cross Country Healthcare, Inc. and John A. Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 19, 2022 and incorporated by reference herein.)

*14.1	Code of Ethics, revised November 15, 2021
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
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
Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Clark	Co-Founder & Chief Executive Officer	February 28, 2022
Kevin C. Clark	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	February 28, 2022
William J. Burns	(Principal Accounting and Financial Officer)

/s/ W. Larry Cash	Director	February 28, 2022
W. Larry Cash

/s/ Thomas C. Dircks	Director	February 28, 2022
Thomas C. Dircks

/s/ Gale Fitzgerald	Director	February 28, 2022
Gale Fitzgerald

/s/ Darrell S. Freeman, Sr.	Director	February 28, 2022
Darrell S. Freeman, Sr.

/s/ Janice E. Nevin, M.D., MPH	Director	February 28, 2022
Janice E. Nevin, M.D., MPH

/s/ Mark Perlberg	Director	February 28, 2022
Mark Perlberg

/s/ Joseph A. Trunfio, Ph.D.	Director	February 28, 2022
Joseph A. Trunfio, Ph.D.

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cross Country Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Workforce Solutions Group, Inc. and Selected Inc. (collectively, the "Excluded Acquisitions"), which were acquired during the year ended December 31, 2021, and whose financial statements constitute approximately 8% of total assets, and 3% of revenues from services of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.
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
Insurance Claim Liabilities — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company provides workers’ compensation insurance coverage and professional liability coverage for eligible employees. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared by an independent actuary using the Company’s loss history as well as industry statistics. The Company’s consolidated balance sheet as of December 31, 2021 includes short-term and long-term accruals for workers’ compensation and professional liability claims of $10.8 million and $25.3 million, respectively.
We identified the insurance claim liabilities for workers’ compensation coverage and professional liability coverage as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required a high degree of auditor judgment as well as increased effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s judgement in estimating the liability.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to insurance claims liabilities for workers’ compensation coverage and professional liability coverage included the following, among others:
•We tested the effectiveness of controls related to insurance claim liabilities, including those over the assumptions used to estimate the insurance claim liabilities.
•We tested the underlying data that served as the basis for the actuarial analysis, including historical paid claims, to test that the inputs to the actuarial estimate were complete and accurate.
•We involved actuarial specialists with specialized skill, industry knowledge, and relevant experience who assisted in:
–Comparing prior year expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the insurance claim liabilities.
–Developing an independent range of estimates of the insurance claim liabilities, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors.
–Evaluating qualifications of the Company’s actuaries by assessing the certifications and determining whether they meet the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion in their analyses.

/s/ Deloitte & Touche LLP

Boca Raton, Florida
February 28, 2022
We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,036	$1,600
Accounts receivable, net of allowances of $6,881 in 2021 and $4,021 in 2020	493,910	170,003
Prepaid expenses	7,648	5,455
Insurance recovery receivable	5,041	4,698
Other current assets	638	1,355
Total current assets	508,273	183,111
Property and equipment, net	15,833	12,351
Operating lease right-of-use assets	7,488	10,447
Goodwill	119,490	90,924
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	42,344	34,831
Non-current deferred tax assets	11,525	—
Other non-current assets	21,956	19,409
Total assets	$732,809	$356,973

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$109,753	$49,877
Accrued compensation and benefits	65,580	35,540
Current portion of debt	4,176	2,425
Operating lease liabilities - current	4,090	4,509
Income tax payable	7,307	8
Current portion of earnout liability	7,500	—
Other current liabilities	1,364	1,064
Total current liabilities	199,770	93,423
Long-term debt, less current portion	176,366	53,408
Operating lease liabilities - non-current	10,853	15,234
Non-current deferred tax liabilities	190	6,592
Long-term accrued claims	25,314	25,412
Non-current earnout liability	9,000	—
Other long-term liabilities	13,788	7,995
Total liabilities	435,281	202,064

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 37,023,644 and 36,177,279 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	321,552	310,388
Accumulated other comprehensive loss	(1,293)	(1,280)
Accumulated deficit	(22,735)	(154,737)
Total Cross Country Healthcare, Inc. stockholders' equity	297,528	154,375
Noncontrolling interest in subsidiary	—	534
Total stockholders' equity	297,528	154,909
Total liabilities and stockholders' equity	$732,809	$356,973

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue from services	$1,676,652	$836,417	$822,224
Operating expenses:
Direct operating expenses	1,301,653	633,685	618,215
Selling, general and administrative expenses	215,292	173,809	181,959
Bad debt expense	4,783	3,035	2,008
Depreciation and amortization	9,852	12,671	14,075
Acquisition and integration-related costs	1,068	77	201
Restructuring costs	2,630	6,052	3,571
Legal settlement charges	—	—	1,600
Impairment charges	2,070	16,248	16,306
Total operating expenses	1,537,348	845,577	837,935
Income (loss) from operations	139,304	(9,160)	(15,711)
Other expenses (income):
Interest expense	6,866	2,890	5,306
Loss on derivative	—	—	1,284
Loss on early extinguishment of debt	—	—	1,978
Other (income) expense, net	(770)	280	(68)
Income (loss) before income taxes	133,208	(12,330)	(24,211)
Income tax expense (benefit)	1,206	(188)	31,732
Consolidated net income (loss)	132,002	(12,142)	(55,943)
Less: Net income attributable to noncontrolling interest in subsidiary	—	820	1,770
Net income (loss) attributable to common stockholders	$132,002	$(12,962)	$(57,713)

Net income (loss) per share attributable to common stockholders - Basic	$3.60	$(0.36)	$(1.61)

Net income (loss) per share attributable to common stockholders - Diluted	$3.53	$(0.36)	$(1.61)

Weighted average common shares outstanding:
Basic	36,689	36,088	35,815
Diluted	37,392	36,088	35,815

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Consolidated net income (loss)	$132,002	$(12,142)	$(55,943)

Other comprehensive (loss) income, before income tax:
Unrealized foreign currency translation (loss) gain	(33)	(40)	47
Unrealized loss on interest rate contracts	—	—	(1,078)
Reclassification adjustment to statement of operations	—	—	1,312
	(33)	(40)	281
Taxes on other comprehensive (loss) income:
Income tax effect related to unrealized foreign currency translation (loss) gain	(20)	—	26
Income tax effect related to unrealized loss on interest rate contracts	—	—	(571)
Income tax effect related to reclassification adjustment to statement of operations	—	—	93
Valuation allowance adjustment	—	—	511
	(20)	—	59
Other comprehensive (loss) income, net of tax	(13)	(40)	222

Comprehensive income (loss)	131,989	(12,182)	(55,721)
Less: Net income attributable to noncontrolling interest in subsidiary	—	820	1,770
Comprehensive income (loss) attributable to common stockholders	$131,989	$(13,002)	$(57,491)

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2018	35,626	$4	$303,048	$(1,462)	$(84,062)	$670	$218,198
Exercise of share options	14	—	—	—	—	—	—
Vesting of restricted stock	231	—	(801)	—	—	—	(801)
Equity compensation	—	—	3,396	—	—	—	3,396
Foreign currency translation adjustment, net of taxes	—	—	—	47	—	—	47
Net change in hedging transaction, net of taxes	—	—	—	175	—	—	175
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,572)	(1,572)
Net (loss) income	—	—	—	—	(57,713)	1,770	(55,943)
Balances at December 31, 2019	35,871	4	305,643	(1,240)	(141,775)	868	163,500
Vesting of restricted stock	306	—	(658)	—	—	—	(658)
Equity compensation	—	—	5,403	—	—	—	5,403
Foreign currency translation adjustment, net of taxes	—	—	—	(40)	—	—	(40)
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,154)	(1,154)
Net (loss) income	—	—	—	—	(12,962)	820	(12,142)
Balances at December 31, 2020	36,177	4	310,388	(1,280)	(154,737)	534	154,909
Vesting of restricted stock	479	—	(2,230)	—	—	—	(2,230)
Equity compensation	—	—	6,894	—	—	—	6,894
Foreign currency translation adjustment, net of taxes	—	—	—	(13)	—	—	(13)
Acquisition of WSG	308	—	5,000	—	—	—	5,000
Acquisition of Selected	60	—	1,500	—	—	—	1,500
Dissolution of noncontrolling interest	—	—	—	—	—	(324)	(324)
Distribution to noncontrolling shareholder	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	132,002	—	132,002
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$—	$297,528

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Consolidated net income (loss)	$132,002	$(12,142)	$(55,943)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,852	12,671	14,075
Provision for allowances	6,499	4,269	3,243
Deferred income tax (benefit) expense	(9,927)	(932)	31,159
Non-cash lease expense	2,424	3,547	4,989
Impairment charges	2,070	16,248	16,306
Loss on early extinguishment of debt	—	—	1,978
Equity compensation	6,894	5,403	3,396
Other non-cash costs	1,828	990	513
Changes in operating assets and liabilities:
Accounts receivable	(318,420)	(4,745)	(6,642)
Prepaid expenses and other assets	(3,364)	(2,083)	(1,574)
Accounts payable and accrued expenses	83,286	7,239	(1,308)
Operating lease liabilities	(6,753)	(5,872)	(5,820)
Other	7,991	2,611	1,170
Net cash (used in) provided by operating activities	(85,618)	27,204	5,542

Cash flows from investing activities
Acquisitions, net of cash acquired	(26,876)	—	—
Purchases of property and equipment	(7,170)	(4,615)	(2,940)
Net cash used in investing activities	(34,046)	(4,615)	(2,940)

Cash flows from financing activities
Proceeds from term loan	175,000	—	—
Principal payments on term loan	(688)	—	(83,876)
Principal payments on note payable	(2,426)	(2,426)	—
Borrowings under revolving credit facility	—	—	5,000
Repayments on revolving credit facility	—	—	(5,000)
Debt issuance costs	(6,098)	(81)	(2,058)
Proceeds under Senior Secured Asset-Based revolving credit facility	—	—	76,640
Borrowings under Senior Secured Asset-Based revolving credit facility	443,544	420,334	71,934
Repayments on Senior Secured Asset-Based revolving credit facility	(487,753)	(437,900)	(77,600)
Cash paid for shares withheld for taxes	(2,230)	(658)	(801)
Cash payments to noncontrolling shareholder	(210)	(1,153)	(1,573)
Other	(45)	(126)	(265)
Net cash provided by (used in) financing activities	119,094	(22,010)	(17,599)

Effect of exchange rate changes on cash	6	(11)	10

Change in cash and cash equivalents	(564)	568	(14,987)
Cash and cash equivalents at beginning of year	1,600	1,032	16,019
Cash and cash equivalents at end of year	$1,036	$1,600	$1,032

Supplemental disclosure of cash flow information:
Interest paid	$5,773	$2,666	$4,554
Income taxes paid	$3,608	$612	$555

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

1. Organization and Basis of Presentation

Nature of Business

Cross Country Healthcare, Inc. (the Company) was incorporated in Delaware on July 29, 1999 as a business providing travel nurse and allied health staffing services. As of December 31, 2021, the Company provides total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers. The Company places highly qualified healthcare professionals in virtually every specialty and area of expertise. Its diverse client base includes both clinical and nonclinical settings, servicing both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory-care centers, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, local and national healthcare systems, managed care providers, both public schools and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers.

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, as well as Cross Country Talent Acquisition Group, LLC, which was a joint venture controlled by the Company but not wholly owned. The Company recorded the ownership interest of the noncontrolling shareholder as noncontrolling interest in subsidiary. Effective December 31, 2020, the sole professional staffing services agreement held by this joint venture was terminated and, as a result, the Company dissolved Cross Country Talent Acquisition Group, LLC in the third quarter of 2021. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation. See the consolidated balance sheets and statements of cash flows, Note 3 - Revenue Recognition, and Note 18 - Segment Data.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the current global outbreak of COVID-19 (COVID) using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) revenue recognition; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies, and (viii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates, including management's expectations at the time regarding the duration, scope, and severity of the pandemic, as well as other factors, could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

COVID

The Company continues to closely monitor the COVID pandemic, and prioritize the mental health and well-being of its employees. While operating primarily through a remote workforce, the Company's offices remain open with stringent safety guidelines and procedures in place, including allowing only vaccinated employees on-site, social distancing, and enhanced cleaning at all of its locations. Business travel, including visits to healthcare clients, continues to be somewhat limited at the request of the Company's clients who are continuing to cope with the pandemic twenty-four hours a day/seven days a week.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. Interest income on cash and cash equivalents was immaterial for the years ended December 31, 2021, 2020, and 2019, and is included in other income (expense), net, in the consolidated statements of operations.

Accounts Receivable, Allowance for Doubtful Accounts, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable and contract assets based on a combination of factors. The Company bases its allowance for doubtful account estimates on its historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse condition adjusted for current expectations for the customers or industry. Based on the information currently available, the Company also considered current expectations of future economic conditions, including the impact of COVID, when estimating its allowance for doubtful accounts.

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2021	2020
Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1	$3,416	$2,406
Bad Debt Expense	504	539
Write-Offs, net of Recoveries	(699)	(349)
Balance at March 31	3,221	2,596
Bad Debt Expense	466	898
Write-Offs, net of Recoveries	(358)	(532)
Balance at June 30	3,329	2,962
Bad Debt Expense	1,441	946
Write-Offs, net of Recoveries	(138)	(800)
Balance at September 30	4,632	3,108
Bad Debt Expense	2,372	652
Write-Offs, net of Recoveries	(917)	(344)
Balance at December 31	$6,087	$3,416

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of December 31, 2021 and December 31, 2020 was $0.8 million and $0.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2021 and 2020, or revenue for the years ended December 31, 2021, 2020, and 2019.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
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

Certain software development costs have been capitalized. Such costs include charges for consulting services and costs for Company personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs is included in depreciation expense in the consolidated statements of operations and begins when the software is ready for use. See Note 6 - Property and Equipment.

Cloud Computing Arrangements

Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. In connection with the licensing of software products, the Company has entered into arrangements in which it does not take possession of the software; rather, the software application resides on the vendor's or a third-party's hardware, and the Company accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. Therefore, the cloud computing arrangement does not give rise to an intangible asset. Costs are capitalized in accordance with the Company’s policies for other capitalizable service costs. Amortization is calculated over the contractual term of the cloud computing arrangement and is included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2021 and 2020, the Company has a current asset of $0.5 million and $0.4 million, respectively, included in prepaid expenses and a non-current asset of $4.8 million and $3.2 million, respectively, included in other non-current assets in the consolidated balance sheets that have been capitalized in conjunction with implementations. Amortization of the cloud computing assets was $0.4 million for the year ended December 31, 2021 and immaterial for the years ended December 31, 2020 and 2019.

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

Right-of-use assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date; (ii) initial direct costs; and (iii) tenant incentives under the lease. Rent expense commences when the lessor makes the underlying asset available to the Company. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on its incremental borrowing rate, as the rate implicit in the lease is not determinable. The Company estimates its incremental borrowing rate based on an analysis of publicly-traded debt securities of companies with credit and financial profiles similar to its own. The variable portion of the lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense in the consolidated statements of operations. Rent expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement.

Deferred rent credits related to tenant improvement allowances and other leasehold incentives reduced the beginning operating right-of-use asset recognized, and will be recognized as a reduction to future rent expense over the expected remaining term of the respective leases.
The Company leases apartments for eligible field employees under short-term agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses in the consolidated statements of operations.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
Business Combinations
Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded as acquisition and integration-related costs; noncontrolling interests, if any, are reflected at fair value at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the consolidated statements of operations of the combined entity beginning on the date of acquisition. See Note 4 - Acquisitions.

Goodwill, Trade Names, and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which have ranged from 5 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company performs its annual review on October 1. If the reporting unit’s carrying value exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss is considered, if applicable.
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
Long-lived assets and identifiable intangible assets with definite lives are evaluated for impairment. Long-lived assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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
Debt Discount and Debt Issuance Costs

Stated discounts on proceeds and other fees reimbursed to lenders were treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Debt issuance costs associated with

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
the revolving line-of-credit are presented as an asset, included in other non-current assets in the balance sheet. Discounts are amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

Derivative Financial Instruments

The Company was exposed to interest rate risk due to its outstanding senior secured term loan entered into on August 1, 2017 with a variable interest rate. As a result, the Company had entered into an interest rate swap agreement to effectively convert a portion of its variable interest payments to a fixed rate. The principal objective of the interest rate swap was to eliminate or reduce the variability of the cash flows in those interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company had determined that the interest rate swap qualified as a cash flow hedge. As the critical terms of the hedging instrument and the hedged forecasted transaction were the same, the Company had concluded that changes in the cash flows attributable to the risk being hedged were expected to completely offset at inception and on an ongoing basis. Changes in the fair value of the interest rate swap agreement designated as a cash flow hedge were recorded as a component of accumulated other comprehensive loss, net of deferred taxes, within stockholders’ equity and were amortized to interest expense over the term of the related debt as the interest payments were made. Interest rate swap payments were included in net cash provided by operating activities in the consolidated statements of cash flows. The Company terminated its interest rate swap agreement on September 26, 2019. See Note 9 - Derivative.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other state non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, some subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.

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

Under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2021 and 2020 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as long-term accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2021 and 2020, the Company had outstanding approximately $16.7 million and $17.0 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
The Company has occurrence-based primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. The Company has a claims-made professional liability policy for its physicians and advanced practitioners, with a $0.5 million self-insured retention per claim. At both December 31, 2021 and 2020, the Company had outstanding $1.5 million of standby letters of credit as collateral to secure reimbursement of expenses under the existing plan.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2021 and December 31, 2020, the Company's estimate of amounts that had been worked but had not been billed totaled $140.0 million and $48.3 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross Versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of its consolidated revenue for the years ended December 31, 2021, 2020, and 2019. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services. The Company does not, in the ordinary course of business, offer warranties or refunds.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
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

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. There were no contract assets or material contract liabilities as of December 31, 2021 and 2020.

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

Share-Based Compensation

For the years ended December 31, 2021, 2020, and 2019, the Company granted performance-based stock awards and restricted stock for a fixed number of common shares to employees. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

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

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations, and totaled $6.9 million, $5.4 million, and $3.4 million during the years ended December 31, 2021, 2020, and 2019, respectively. See Note 15 - Stockholders’ Equity.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
Advertising

The Company’s advertising expense consists primarily of online advertising, internet direct marketing, print media, and promotional material. Advertising costs are expensed as incurred and totaled $9.5 million, $6.2 million, and $7.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Year Ended December 31,
	2021		2020		2019
	(amounts in thousands)
	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs
Balance at beginning of period	$499	$2,687	$386	$1,223	$556	$127
Charged to restructuring costs(a)	814	544	2,525	2,190	1,870	1,311
Payments	(1,153)	(808)	(2,412)	(726)	(2,040)	(215)
Balance at end of period	$160	$2,423	$499	$2,687	$386	$1,223
________________

(a) Aside from what is presented in the table above, restructuring costs in the consolidated statements of operations for the years ended December 31, 2021 and 2020 include $1.3 million and $1.1 million, respectively, of ongoing lease costs related to the Company's strategic reduction in its real estate footprint, and an immaterial amount in 2019, which are included as operating lease liabilities - current and non-current in our consolidated balance sheets. Other costs were immaterial for the years ended December 31, 2021, 2020, and 2019.

Income Taxes

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

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, the evaluation of various income tax planning strategies, and other relevant factors. The Company maintains a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized based on consideration of all available evidence. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Significant judgment is required in making this assessment. See Note 14 - Income Taxes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income or loss, foreign currency translation adjustments, and net change in derivative transactions, net of any related deferred taxes and valuation allowance. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was an unrealized loss of $1.3 million at December 31, 2021 and 2020.

The income tax impact related to components of other comprehensive income (loss) for the years ended December 31, 2021 and 2019 is reflected in the consolidated statements of comprehensive income (loss). There was no income tax impact related to components of other comprehensive income (loss) for the year ended December 31, 2020.

Fair Value Measurements

FASB guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Company’s financial assets and liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset and (ii) deferred compensation liability as of December 31, 2021; and additionally (iii) contingent consideration liabilities as of December 31, 2020. See Note 11 - Fair Value Measurements.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested unrestricted common shares outstanding during the period (denominator). Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock appreciation rights and options and unvested restricted stock, as calculated utilizing the treasury stock method. See Note 16 - Earnings Per Share.

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

Recent Accounting Pronouncements

On October 28, 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities such as deferred revenue acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this amendment will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically such amounts were recognized by the acquirer at fair value in acquisition accounting. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating this standard and expects to adopt this standard in its first quarter of 2023.

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. When elected, the optional expedients for contract modifications must be applied

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2. Summary of Significant Accounting Policies (continued)
consistently for all eligible contracts or transactions. On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope, to refine the scope of guidance on reference rate reform to apply to derivatives that are affected by the discounting transition. The amendments in these updates are effective as of March 12, 2020 through December 31, 2022. As of December 31, 2021, the Company does not anticipate that this guidance will have a material impact on its consolidated financial statements; however, it will continue to assess the potential impact on its debt contracts and future hedging relationships, if applicable, through the effective period.
3. Revenue Recognition
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. See Note 2 - Summary of Significant Accounting Policies.

	Year Ended December 31, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,568,974	$67,843	$1,636,817
Other Services	36,807	3,028	39,835
Total	$1,605,781	$70,871	$1,676,652

	Year Ended December 31, 2020
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$740,441	$64,819	$805,260
Other Services	28,042	3,115	31,157
Total	$768,483	$67,934	$836,417

	Year Ended December 31, 2019
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$720,393	$70,261	$790,654
Other Services	27,226	4,344	31,570
Total	$747,619	$74,605	$822,224
________________
In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. Other Services in the amount of $10.5 million and $14.8 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the years ended December 31, 2020 and 2019. See Note 18 - Segment Data.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

4. Acquisitions

Selected

On December 16, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Selected, Inc. for a purchase price of $3.5 million in cash, subject to adjustment, and $1.5 million in shares (or 59,429 shares) of the Company's common stock. The transaction was treated as a purchase of assets for income tax purposes. The acquisition has not been fully integrated as of December 31, 2021.

The sellers are also eligible to receive up to an additional $1.5 million in earnout cash consideration, based on Selected's revenues for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. The liability of $1.5 million is included in non-current earnout liability on the consolidated balance sheets. See Note 11 - Fair Value Measurements.

The acquisition of Selected, Inc. primarily consists of a Software as a Service, subscription-based recruiting and talent matching platform. The acquisition was not significant and has been accounted for using the acquisition method of accounting. Selected's results of operations, since the date of acquisition, are included in the Cross Country Education business unit within the Nurse and Allied Staffing business segment, and are not material.

The Company has not completed its valuation of assets acquired and liabilities assumed. Any necessary adjustments will be finalized within one year from the date of acquisition. As a result, $6.5 million has been recorded as goodwill on the Company's consolidated balance sheet. Associated acquisition-related costs incurred were immaterial and have been included in acquisition and integration-related costs on the Company's consolidated statements of operations for the year ended December 31, 2021. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

Cross Country Workforce Solutions Group

On June 8, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. for a purchase price of $25.0 million in cash and $5.0 million in shares (or 307,730 shares) of the Company's common stock. The parties agreed to a final net working capital reduction of $1.1 million which was received in the fourth quarter of 2021. The transaction was treated as a purchase of assets for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

4. Acquisitions (continued)

The sellers are also eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. The current portion of the liability of $7.5 million is included in current portion of earnout liability and the non-current portion of $7.5 million is included in non-current earnout liability on the consolidated balance sheets. See Note 11 - Fair Value Measurements.

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

The following table is an estimate of the assets acquired and liabilities assumed on June 8, 2021:

(amounts in thousands)
Cash and cash equivalents	$957
Accounts receivable	11,991
Other current assets	59
Property and equipment	10
Right-of-use assets	1,078
Goodwill	22,066
Other intangible assets	14,200
Total assets acquired	50,361
Accounts payable and accrued expenses	3,562
Accrued compensation and benefits	1,387
Lease liability - current	316
Lease liability - non-current	762
Earnout liability	15,000
Total liabilities assumed	21,027
Net assets acquired	$29,334

The Company assigned a value to other identifiable intangible assets of $14.2 million in customer relationships with a weighted average estimated useful life of 11.5 years. Substantially all of the accounts receivable acquired have been collected as of December 31, 2021.

The remaining excess purchase price over the fair value of net assets acquired of $22.1 million was recorded as goodwill on the Company's consolidated balance sheet. Associated acquisition-related costs incurred were $1.0 million and have been included in acquisition and integration-related costs on the Company's consolidated statement of operations for the year ended December 31, 2021. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

The acquisition was not significant and has been accounted for using the acquisition method of accounting. WSG's results of operations, since the date of acquisition, are included in the Nurse and Allied Staffing business segment, and are not material. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.

Advantage

Effective July 1, 2017, the Company acquired all of the assets of Advantage RN, LLC and its subsidiaries (collectively, Advantage). Included in the amount paid at closing were two escrow accounts, the first was $14.5 million which related to tax liabilities and the second was $7.5 million which was to cover any post-close liabilities. On July 28, 2017, $7.3 million related to the tax liabilities was released from escrow. On April 3, 2019, $4.3 million related to the tax liabilities was disbursed to pay

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

4. Acquisitions (continued)

taxes and the remaining $2.9 million was released from escrow to the seller. In the first quarter of 2019, $7.0 million related to the post-close liabilities was released from escrow. In the fourth quarter of 2021, the remaining $0.5 million was released from escrow and returned to the buyer.
Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan). In connection with the Mediscan acquisition, the Company assumed two contingent purchase price liabilities for a previously acquired business, one that was payable annually based on certain performance criteria for the years 2016 through 2019, and a second performance criteria related to 2019 payable in three equal installments. Payments related to the years 2016 through 2018 were limited to $0.3 million annually and the 2019 year was uncapped. During the year ended December 31, 2019, the Company paid $0.3 million related to the year 2018. In the first quarter of 2020, the total earnout amount related to both 2019 performance criterion of $7.4 million was determined, and the Company paid $0.1 million on the first earnout related to the year 2019. The remaining $7.3 million, related to the second earnout, was converted to a subordinated promissory note payable.

Pursuant to the note payable, the first two installments of $2.4 million each were paid in the second quarter of 2020 and in the first quarter of 2021. The third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. As of December 31, 2021, the note payable balance is included in current portion of debt on the consolidated balance sheets.

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$18,375	$12,155	$30,530	$15,322	$15,208
Customer relationships	47,738	17,581	30,157	33,538	14,007	19,531
Non-compete agreements	304	272	32	304	212	92
Other intangible assets, net	$78,572	$36,228	$42,344	$64,372	$29,541	$34,831
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of December 31, 2021, estimated annual amortization expense is as follows:

Years Ending December 31:	(amounts in thousands)
2022	$7,175
2023	7,117
2024	6,479
2025	5,921
2026	4,751
Thereafter	10,901
$42,344

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

5. Goodwill, Trade Names, and Other Intangible Assets (continued)
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2020
Aggregate goodwill acquired	$367,880	$43,405	$411,285
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	88,117	2,807	90,924

Changes to aggregate goodwill in 2021
Aggregate goodwill acquired (a)	28,566	—	28,566

Balances as of December 31, 2021
Aggregate goodwill acquired	396,446	43,405	439,851
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$116,683	$2,807	$119,490
________________

(a) Represents goodwill acquired from the acquisitions of WSG and Selected, calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. See Note 4 - Acquisitions. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired or liabilities assumed, with a corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments would be recorded to earnings.

In conjunction with the changes to its segments, the Company now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. In the table above, goodwill balances and activity previously reported in the Search segment have been reclassified to Nurse and Allied Staffing.

Goodwill, Trade Names, and Other Intangible Assets Impairment

The Company tests reporting units’ goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and more frequently if impairment indicators exist. The Company performs quarterly qualitative assessments of significant events and circumstances such as reporting units’ historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including COVID, and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units or intangible assets is less than their carrying value. If indicators of impairments are identified a quantitative impairment test is performed.

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2021 and determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective carrying values.

During the second quarter of 2020, due to the increased negative impact and continuing uncertainty of the COVID pandemic on the business, all reporting units were quantitatively tested. For the Nurse and Allied Staffing and Physician Staffing reporting units, no impairment was identified as the fair value was substantially in excess of the carrying amount of goodwill.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

5. Goodwill, Trade Names, and Other Intangible Assets (continued)
However, the previously-reported Search reporting unit under-performed relative to management’s expectations in the second quarter of 2020. The lower than expected revenue was driven by: (i) the cancellation or postponement of a significant number of working searches, (ii) the decision to delay the hiring of new revenue producers, and (iii) the loss of customers, which were mostly related to the negative impacts of COVID. As a result, the Company performed quantitative testing of the Search reporting unit which resulted in impairment charges of $10.2 million for its goodwill and $0.3 million for its customer relationships.

In order to determine the fair value of the Search reporting unit, the Company used a combination of an income and market approach. The weighting was based on the specific characteristics, risks, and uncertainties of the Search reporting unit. The discounted cash flow that served as the primary basis for the income approach was based on the Company’s discrete financial forecast of revenue, gross profit margins, operating costs, and cash flows. The Company also considered estimated future results, economic and market conditions including the timing and duration of COVID, as well as the impact of planned business and operational strategies which impacted management's estimates of future cash flows, the discount rate, and the estimated long-term growth rate used in the discounted cash flow model. Assumptions used in the market approach were derived including an analysis of a range of valuation multiples of comparable public companies.

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

Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of December 31, 2021 will prove to be accurate predictions of future performance.
For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the year ended December 31, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.
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

In addition, during the year ended December 31, 2019, the amortization of certain finite-lived trade names was accelerated, which resulted in additional amortization expense related to the Company's Nurse and Allied Staffing and Physician Staffing segments of $2.1 million and $0.8 million, respectively, which impacted the net income (loss) per share attributable to common stockholders of $0.08. If the Company had not accelerated the amortization, it would have been recognized over a weighted average life of 7.8 years.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

6. Property and Equipment

The Company's property and equipment consists of the following:

		December 31,
	Useful Lives	2021	2020
		(amounts in thousands)
Computer equipment	3-5 years	$4,910	$3,644
Computer software	3-10 years	18,839	17,416
Office equipment	5-7 years	475	933
Furniture and fixtures	5-7 years	2,475	2,528
Construction in progress	(a) (b)	2,523	473
Leasehold improvements	(b)	4,340	4,370
		33,562	29,364
Less accumulated depreciation and amortization		(17,729)	(17,013)
		$15,833	$12,351
_______________

(a) Primarily related to software development.
(b) See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

7. Balance Sheet Details

	December 31,
	2021	2020
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for health claims	$300	$369
Insurance recovery for workers’ compensation claims	2,836	2,629
Insurance recovery for professional liability claims	1,905	1,700
	$5,041	$4,698

Other non-current assets:
Insurance recovery for workers’ compensation claims	$4,861	$5,352
Insurance recovery for professional liability claims	9,137	7,763
Non-current security deposits	672	786
Deferred compensation assets	1,398	1,156
Net debt issuance costs	991	1,063
Finance lease right-of-use assets	57	102
Cloud computing asset	4,840	3,187
	$21,956	$19,409

Accrued compensation and benefits:
Salaries and payroll taxes	$39,139	$13,131
Accrual for bonuses and commissions	10,755	7,705
Accrual for workers’ compensation claims	8,394	7,670
Accrual for professional liability claims	2,448	2,499
Accrual for healthcare claims	4,081	3,926
Accrual for vacation	763	609
	$65,580	$35,540

Long-term accrued claims:
Accrual for workers’ compensation claims	$11,777	$12,692
Accrual for professional liability claims	13,537	12,720
	$25,314	$25,412

Other long-term liabilities:
Restructuring	$1,829	$2,082
Deferred compensation	2,457	2,475
Long-term note payable	—	2,426
Long-term unrecognized tax benefits	8,994	951
Other	508	61
	$13,788	$7,995

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

8. Debt

The Company's long-term debt consists of the following:

	December 31, 2021		December 31, 2020
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 6.50% at December 31, 2021	$174,312	$(5,396)	$—	$—
Senior Secured Asset-Based Loan, interest of 1.60% and 2.73% at December 31, 2021 and December 31, 2020, respectively	9,200	(991)	53,408	(1,063)
Note Payable, interest of 2.00% per annum	2,426	—	4,851	—
Total debt	185,938	(6,387)	58,259	(1,063)
Less current portion - note payable	2,426	—	2,425	—
Less current portion - term loan	1,750	—	—	—
Long-term debt	$181,762	$(6,387)	$55,834	$(1,063)

As of December 31, 2021 and 2020, the current portion of the note payable and the term loan is included in current portion of debt on the consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the consolidated balance sheets. In addition, the non-current portion of the note payable as of December 31, 2020 is included in other long-term liabilities on the consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt, net of current portion on the consolidated balance sheets herein.
As of December 31, 2021, the aggregate schedule for maturities of debt are as follows:

	Term Loan	Senior Secured Asset-Based Loan	Note Payable
Through Years Ending December 31:	(amounts in thousands)
2022	$1,750	$—	$2,426
2023	1,750	—	—
2024	1,750	9,200	—
2025	1,750		—
2026	1,750	—	—
Thereafter	165,562	—	—
Total	$174,312	$9,200	$2,426
2021 Term Loan Credit Agreement
On June 8, 2021, the Company entered into a Term Loan Credit Agreement (Term Loan Agreement) with certain lenders identified therein (collectively, the Lenders) and Wilmington Trust, National Association as administrative agent and collateral agent, pursuant to which the Lenders extended to the Company a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month London Inter Bank Offered Rate (LIBOR) plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisition), with the remainder used to pay down a portion of the asset based credit facility. Fees paid in connection with the Term Loan Agreement have been included as debt issuance costs and as a reduction to the carrying amount of the term loan and are expected to be amortized to interest expense over the term of the Term Loan Agreement.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

8. Debt (continued)
The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of December 31, 2021. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

On November 18, 2021, the Company amended its Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. Additionally, the Term Loan First Amendment increased the aggregate amount of all increases (as defined in the Term Loan Agreement) to be no greater than $115.0 million. The borrowings will be used primarily to fund organic growth. Commencing on December 31, 2021, installments of the mandatory prepayments will be in the aggregate principal amount of $0.4 million. All other terms, conditions, covenants, and pricing of the Term Loan Agreement remain the same. In conjunction with the Term Loan First Amendment, the Company entered into the Term Loan First Amendment to the Intercreditor Agreement, effective as of November 18, 2021, which sets forth the lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders.

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

The term loan is secured by a second-priority security interest in the collateral as defined in the ABL Credit Agreement (Loan Agreement) (as described below), and Wells Fargo Bank, National Association as agent, as amended by the First Amendment, Second Amendment, and Third Amendment to the Loan Agreement (as described below). The lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders are set forth in the Intercreditor Agreement, by and among Wells Fargo Bank, National Association, as first lien agent, and Wilmington Trust, National Association, as second lien agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time in accordance with the terms thereof dated June 8, 2021 (Intercreditor Agreement).
2019 Loan Agreement

Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 and entered into an Loan Agreement, by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo, PNC Bank N.A., as well as other Lenders (as defined) from time to time parties thereto. The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

8. Debt (continued)

On November 18, 2021, the Company amended its Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement), was increased to $175.0 million.

These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the Loan Agreement.

Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, plus an amount of supplemental availability (as defined by the Loan Agreement), reducing over time in accordance with the terms of the Loan Agreement, minus customary reserves, and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At December 31, 2021, availability under the ABL was $150.0 million and the Company had $9.2 million of borrowings drawn, as well as $18.2 million of letters of credit outstanding related to workers' compensation and professional liability policies (see Note 2 - Summary of Significant Accounting Policies), leaving $122.6 million available for borrowing.

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

As of December 31, 2021, the interest rate spreads and fees under the Loan Agreement were based on LIBOR plus 1.50% for the revolving portion of the borrowing base and LIBOR plus 4.00% on the Supplemental Availability. The Base Rate (as defined by the Loan Agreement) margins would have been 0.50% and 3.00% for the revolving portion and Supplemental Availability, respectively. The LIBOR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of December 31, 2021. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

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

Prior Senior Credit Facility

The Company had a prior senior credit facility that included a revolver and term loan. The term loan was payable in quarterly installments, and the Company had the right at any time to prepay borrowings, in whole or in part, without premium or penalty. During the year ended December 31, 2019, the Company made optional prepayments of $12.5 million on the term loan.

In both the first and third quarters of 2019, the Company amended its prior senior credit facility to reduce the commitment under the revolving credit facility, among other changes. Each of the amendments were treated as modifications and the fees of $0.7 million paid to its lenders were classified as debt issuance costs.

As a result of the reduction in borrowing capacity under the revolving credit facility, as well as the reduction in the term loan due to early prepayments, debt issuance costs of $0.5 million were written off in the year ended December 31, 2019. The write-off of debt issuance costs was included as loss on early extinguishment of debt in the consolidated statements of operations.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

8. Debt (continued)

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

The first two installments of $2.4 million each were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third installment of $2.5 million is to be paid, together with interest at a rate of 2% per annum, accruing from April 1, 2020, on January 31, 2022. At December 31, 2021, the note payable balance is included in current portion of debt on the consolidated balance sheets. See Note 4 - Acquisitions.

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

10. Leases

The Company's lease population of its right-of-use asset and lease liabilities is substantially related to the rental of office space. The Company enters into lease agreements as a lessee that may include options to extend or terminate early. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases, such as receiving up to a specified dollar amount to construct tenant improvements. These leases do not include residual value guarantees, covenants, or other restrictions. See Note 2 - Summary of Significant Accounting Policies.

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.7 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively. This loss

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

10. Leases (continued)

was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. Similarly, in the third quarter of 2019, the Company ceased use of several facilities which resulted in a right-of-use asset impairment charge of $1.2 million, included in impairment charges in the consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019 respectively, the Company wrote off a total of $0.3 million, $1.0 million, and $0.6 million of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 11 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the consolidated balance sheets:

Classification on Consolidated Balance Sheets:	December 31, 2021	December 31, 2020
	(amounts in thousands)
Operating lease right-of-use assets (a)	$7,488	$10,447
Operating lease liabilities - current (a)	$4,090	$4,509
Operating lease liabilities - non-current (a)	$10,853	$15,234

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	3.4 years	4.1 years
Weighted average discount rate	6.39%	6.32%
________________
(a) Amounts include lease assets and liabilities related to the eight locations added as part of the acquisition of WSG: operating lease right-of-use assets of $0.9 million, operating lease current liabilities of $0.3 million, and operating lease non-current liabilities of $0.6 million.

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the consolidated balance sheets as of December 31, 2021:

Years Ending December 31:	(amounts in thousands)
2022	$4,913
2023	5,027
2024	3,959
2025	2,762
Total minimum lease payments	16,661
Less: amount of lease payments representing interest	(1,718)
Present value of future minimum lease payments	14,943
Less: operating lease liabilities - current	(4,090)
Operating lease liabilities - non-current	$10,853

Other Information

The table below provides information regarding supplemental cash flows:

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

10. Leases (continued)

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,150	$7,111	$7,477
Right-of-use assets acquired under operating lease	$1,059	$1,587	$1,229

The components of lease expense are as follows:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Amounts Included in Consolidated Statements of Operations:
Operating lease expense	$3,538	$4,874	$6,592
Short-term lease expense	$3,695	$5,217	$8,042
Variable and other lease costs	$1,957	$1,919	$2,446

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of December 31, 2021, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

11. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy was established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset included in other non-current assets; and (ii) deferred compensation liability included in other long-term liabilities on its consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

11. Fair Value Measurements (continued)
Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	December 31, 2021	December 31, 2020
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$1,398	$1,156
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,457	$2,475

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The years ended December 31, 2021, 2020, and 2019 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated during the years. The year ended December 31, 2020 also included impairment charges to goodwill and other intangible assets primarily related to the previously-reported Search reporting unit. During 2019, the Company recorded impairment charges to trade names related to the Nurse and Allied Staffing reporting unit. Accordingly, as of December 31, 2021 and 2020, these assets were recorded at fair value using Level 3 inputs. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 10 - Leases for more information about these fair value measurements.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. Other financial instruments not measured or recorded at fair value include: (i) note payable, (ii) ABL, (iii) term loan, and (iv) and (v) earnout liabilities, as discussed below.

(i) The Company paid the second installment on its note payable in the first quarter of 2021. The remaining balance is included in current portion of debt on the consolidated balance sheets. Due to its relatively short-term nature, the carrying value of the note payable approximates its fair value. (ii) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (iii) The estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iv) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and is included in current portion of earnout liability and non-current earnout liability on the consolidated balance sheets. (v) Potential earnout payments related to the Selected acquisition are contingent upon meeting certain performance requirements based on 2022 and 2023 revenues. The earnout liability's carrying amount approximates fair value and is included in non-current earnout liability on the consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

11. Fair Value Measurements (continued)
The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Note Payable	$2,426	$2,426	$4,851	$4,851
Senior Secured Asset-Based Loan	$9,200	$9,200	$53,408	$53,408
Term Loan, net	$174,312	$174,845	$—	$—
Earnout Liability (WSG)	$15,000	$15,000	$—	$—
Earnout Liability (Selected)	$1,500	$1,500	$—	$—

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

Contributions by the Company, net of forfeitures, under this plan were $1.0 million, $0.5 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company maintains a 2003 Deferred Compensation Plan and a 2017 Nonqualified Deferred Compensation Plan, each an unfunded non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. Under the deferred compensation plans, certain designated key employees may elect to defer the receipt of a portion of their annual base salary, bonus and commission to the deferred compensation plans. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment, or death during employment. Under certain circumstances described in the deferred compensation plans, participants may receive distributions during employment. In connection with the 2017 Deferred Compensation Plan, the Company elected to invest in amounts consistent with the participants' choices of allocations to funds. Participants of the deferred compensation plans are the Company’s unsecured general creditors with respect to the deferred compensation plan benefits. The liability for the deferred compensation is included in other long-term liabilities in the consolidated balance sheets and was $2.5 million at December 31, 2021 and 2020.

13. Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

13. Contingencies (continued)

to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. During the third quarter of 2021, the Company entered into an agreement providing for the reimbursement of $1.6 million in legal fees incurred in 2020 and 2021, relating to the grand jury subpoena previously disclosed in the Company's 2020 Form 10-K. The reimbursement was collected in the fourth quarter of 2021. In the second quarter of 2019, the Company recorded $1.6 million in legal settlement charges related to the resolution of a medical malpractice lawsuit, as well as a 2019 California wage and hour class action settlement agreement. The Company believes the outcome of any outstanding loss contingencies as of December 31, 2021 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's consolidated statements of operations and the liability is reflected in sales tax payable within other current liabilities in its consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

14. Income Taxes

The components of the Company's income (loss) before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
United States	$132,809	$(12,998)	$(24,783)
Foreign	399	668	572
Income (loss) before income taxes	$133,208	$(12,330)	$(24,211)

 The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Current:
Federal	$5,165	$25	$(35)
State	5,638	600	499
Foreign	330	119	109
Total	11,133	744	573
Deferred:
Federal	892	(138)	17,406
State	(10,648)	(818)	13,799
Foreign	(171)	24	(46)
Total	(9,927)	(932)	31,159
Income tax expense (benefit)	$1,206	$(188)	$31,732

Deferred income taxes reflect the Company's net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

14. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$237	$1,600
Allowance for doubtful accounts	1,644	909
Intangible assets	9,273	27,036
Net operating loss carryforwards	4,112	20,536
Accrued professional liability claims	1,335	1,525
Accrued workers’ compensation claims	3,097	3,015
Share-based compensation	840	721
Operating lease liabilities	3,790	4,871
Credit carryforwards	41	188
Other	505	—
Gross deferred tax assets	24,874	60,401
Valuation allowance	(20)	(37,472)
	24,854	22,929
Deferred Tax Liabilities:
Depreciation	(1,515)	(1,077)
Indefinite-lived intangibles	(9,993)	(25,546)
Operating lease right-of-use assets	(1,821)	(2,499)
Tax on unrepatriated earnings	(190)	(361)
Other	—	(38)
	(13,519)	(29,521)
Net deferred taxes	$11,335	$(6,592)

As of December 31, 2020, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets resulting from recent losses, the difficulty of forecasting future taxable income, and other factors. Due to the historical losses from the Company's operations, it had recorded a valuation allowance on its deferred tax assets not more likely than not to be realizable. As of December 31, 2021, and 2020, the Company had valuation allowances on its deferred tax assets of an immaterial amount and $37.5 million, respectively. For the year ended December 31, 2021, the Company recorded a net valuation allowance release of $37.5 million (comprised of $18.4 million related to federal NOLs, $7.5 million related to state NOLs, and $11.6 million related to other net deferred tax assets) on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. The valuation allowance on certain state NOLs was not released due to the respective expiration periods and specific state taxable income projections.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, in part because in the current year the Company achieved 12 quarters of cumulative pretax income including permanent items in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets are realizable. The Company believes it has sustained cumulative profits and accordingly, released the valuation allowances on all deferred tax assets but for certain state NOLs due to the respective expiration periods and specific state taxable income projections.

In arriving at its conclusion to release the valuation allowance effective December 31, 2021, the Company considered several positive and negative factors. For the 12 quarters ended December 31, 2021, the Company has $110.3 million in cumulative pretax income including permanent items. The Company has a history of utilizing NOLs prior to expiration. Further, the

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

14. Income Taxes (continued)

Company is forecasting positive pretax book income which is expected to exceed the reversal of its future tax deductions, further proving future estimates of taxable income. The growth estimates are tied to the growing demand for healthcare solutions for the Company's customers, including a growing aging U.S. population, and its customers’ pressure to keep costs down by using the Company's staffing solutions. With regard to negative evidence, the Company does not have any material taxable temporary differences to offset deductible temporary differences and does not have any taxable income available for carryback to offset NOLs. As such, the primary focus of its analysis emphasized the 12-quarter cumulative pretax income analysis and projections of future taxable income.

As of December 31, 2021, the Company utilized 100 percent of the federal net operating loss. The Company had approximately $72.4 million of state net operating loss carryforwards, and an immaterial amount of foreign net operating loss carryforwards. The NOLs expire as follows: state between 2022 and 2040 and foreign between 2022 and 2026. As a result of the 2017 Tax Act, certain state NOLs generated in 2020, 2019, and 2018 carry forward indefinitely.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Tax at U.S. statutory rate	$27,974	$(2,589)	$(5,084)
State taxes, net of federal benefit	8,573	135	(554)
Noncontrolling interest	(5)	(172)	(372)
Non-deductible items(a)	550	544	562
Foreign tax expense (benefit)	76	1	(58)
Valuation allowances	(37,450)	117	36,224
Uncertain tax positions	1,891	1,110	400
Officers' compensation	344	621	418
Return to provision	44	87	2
Other	(791)	(42)	194
Income tax expense (benefit)	$1,206	$(188)	$31,732
________________

(a) Includes non-deductible meals and incidentals and other miscellaneous non-deductible items.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Balance at January 1	$6,891	$5,792	$5,412
Additions based on tax positions related to the current year	1,873	974	1,283
Additions (reductions) based on tax positions related to prior years	—	125	(498)
Reductions as a result of a lapse of applicable statute of limitations	(47)	—	(405)
Other	462	—	—
Balance at December 31	$9,179	$6,891	$5,792

There were no short-term unrecognized tax benefits as of December 31, 2021, 2020, or 2019. Long-term unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets and were $9.0 million, $1.0 million, and $0.7 million as of December 31, 2021, 2020, and 2019, respectively. See Note 7 - Balance Sheet Details. As of December 31,

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

14. Income Taxes (continued)

2021, 2020, and 2019, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $8.6 million, $7.1 million, and $6.0 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2021, 2020, and 2019, interest and penalties were immaterial. The Company has accrued $0.4 million for the payment of interest and penalties at December 31, 2021, and $0.3 million at December 31, 2020 and 2019. Tax years 2012 through 2021 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward if such carryforward would offset the disallowance of the tax position. As a result of the Company’s utilization of its federal net operating loss carryforward and a material amount of state net operating loss carryforwards, the Company reclassified $8.0 million of unrecognized tax benefits from deferred tax assets to long-term liabilities in the year ended December 31, 2021. Further, the Company reclassified $0.5 million, representing the federal benefit of state unrecognized tax benefits, in the tabular rollforward from unrecognized tax benefits to deferred tax assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
15. Stockholders’ Equity

Stock Repurchase Program

During the years ended December 31, 2021, 2020, and 2019, the Company did not repurchase any shares of its common stock.
As of December 31, 2021, the Company has 510,004 shares of common stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Loan Agreement and Term Loan Agreement. The Company may repurchase up to an aggregate amount not to exceed $5.0 million pursuant to its Loan Agreement, and $5.5 million pursuant to its Term Loan Agreement, in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in each of the agreements.
Share-Based Payments

On May 19, 2020, the Company's stockholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the Plans for the year ended December 31, 2021:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2021	1,345,819	$7.04	548,151	$7.64
Granted	483,900	$13.32	168,324	$12.69
Vested	(653,758)	$7.22	—	$—
Forfeited	(136,506)	$7.73	(194,309)	$9.32
Unvested restricted stock awards, December 31, 2021	1,039,455	$9.75	522,166	$8.64

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

15. Stockholders' Equity (continued)
Awards granted to non-employee directors under the 2017 Plan prior to the adoption of the 2020 Plan, vest in three equal installments on the first, second, and third anniversaries of the grant date, while restricted shares granted under the 2020 Plan on and subsequent to June 2020 will vest on the first anniversary of such grant date, or earlier subject to retirement eligibility. In addition, effective in the three months ended June 30, 2020, the Company implemented modified guidelines that provide for accelerated vesting of restricted stock grants on the last date of service when a retirement-eligible director retires.

On March 31, 2021, 2020, and 2019, the Company awarded performance stock awards totaling 160,416, 286,415, and 192,939, respectively. The Company awarded an additional 7,908 performance stock awards in the second quarter of 2021. If the minimum level of performance is attained for the 2021, 2020, and 2019 awards, restricted stock will be issued with a vesting date of the third anniversary of such grant date. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2021, it was determined that the performance stock awards that were granted in 2018 were not earned and, accordingly, those shares were forfeited.

As of December 31, 2021, the Company had approximately $6.1 million of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.48 years. The fair value of shares vested was approximately $8.9 million, $2.7 million, and $2.6 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company had approximately $2.7 million of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.28 years, the remaining service period. No shares vested for the years ended December 31, 2021, 2020, and 2019.

During the years ended December 31, 2021, 2020, and 2019, the Company did not issue stock options or stock appreciation rights. The following table represents information about stock options and stock appreciation rights exercised in each year.

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Total intrinsic value of options exercised	$—	$1	$130

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

16. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic and Diluted	$132,002	$(12,962)	$(57,713)

Denominator:
Weighted average common shares - Basic	36,689	36,088	35,815
Effective of diluted shares:
Share-based awards	703	—	—
Weighted average common shares - Diluted	37,392	36,088	35,815

Net income (loss) per share attributable to common stockholders - Basic	$3.60	$(0.36)	$(1.61)

Net income (loss) per share attributable to common stockholders - Diluted	$3.53	$(0.36)	$(1.61)

For the years 2020 and 2019, no tax benefits were assumed for the potentially dilutive shares due to the Company's net operating loss position.

The following table represents the securities that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Share-based awards	6	663	335

17. Related Party Transactions

Prior to December 31, 2020, the Company had a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $16.0 million and $25.0 million in 2020 and 2019, respectively, with no activity in 2021. At December 31, 2020, the Company had a receivable balance of $1.7 million and a payable balance of $0.2 million, with no such balances as of December 31, 2021. Effective December 31, 2020, the sole professional staffing services agreement held by its joint venture was terminated, at which time the Company entered into a direct staffing agreement with the hospital system. The Company dissolved Cross Country Talent Acquisition Group, LLC during the third quarter of 2021.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder & Chief Executive Officer. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. In 2021, 2020, and 2019, the Company incurred an immaterial amount in expenses related to these fees. The Company had an immaterial payable balance at December 31, 2021 and no payable balance at December 31, 2020.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

17. Related Party Transactions (continued)
The Company has provided services to entities affiliated with certain members of the Company’s Board of Directors, which it believes were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.7 million in 2021, and an immaterial amount in both 2020 and 2019. Accounts receivable due from these entities was an immaterial amount at December 31, 2021 and 2020.

As a result of the WSG acquisition on June 8, 2021, the Company continues to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, and currently a business unit president with the Company, is an agent of the lessor. The lease term is from January 1, 2020 through December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the year ended December 31, 2021, and had no payable balance at December 31, 2021.

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three equal installments. The payees of the note are controlled by an employee of the sellers who remained with the Company. The first two installments have been paid, leaving a note payable balance of $2.5 million and accrued interest of $0.1 million at December 31, 2021. See Note 4 - Acquisitions.

18. Segment Data

In the first quarter of 2021, the Company modified its disclosures of reportable segments to better align with its management structure and to reflect how the operating results are regularly reviewed by the chief operating decision maker. As a result, the two reportable segments are now Nurse and Allied Staffing and Physician Staffing, and the results of the previously-reported Search segment have been consolidated within Nurse and Allied Staffing for all periods presented. The Company’s segments offer services to its customers as described below:

•Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local nurse and allied professionals, MSP services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. Its clients include: public and private acute-care and non-acute care hospitals, government facilities, local and national healthcare plans, managed care providers, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related costs, restructuring costs, legal settlement charges, impairment charges, and corporate overhead. Contribution income is a financial measure used by the Company when assessing segment performance. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

18. Segment Data (continued)
Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$1,605,781	$768,483	$747,619
Physician Staffing	70,871	67,934	74,605
	$1,676,652	$836,417	$822,224
Contribution income:
Nurse and Allied Staffing	$205,738	$74,169	$63,530
Physician Staffing	4,328	3,619	2,758
	210,066	77,788	66,288

Corporate overhead(a)	55,142	51,900	46,246
Depreciation and amortization	9,852	12,671	14,075
Acquisition and integration-related costs	1,068	77	201
Restructuring costs	2,630	6,052	3,571
Legal settlement charges	—	—	1,600
Impairment charges	2,070	16,248	16,306
Income (loss) from operations	$139,304	$(9,160)	$(15,711)
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

As a result of modifying the Company's reportable segments, revenue in the amount of $10.5 million and $14.8 million, respectively, and contribution loss in the amount of $1.1 million and $0.8 million, respectively, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the years ended December 31, 2020 and 2019.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

19. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations information for each quarter of 2021 and 2020. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	(amounts in thousands, except per share data)
Revenue from services	$329,241	$331,827	$374,905	$640,679
Gross profit(a)	71,465	72,590	83,794	147,150
Net income attributable to common stockholders	19,448	11,548	23,433	77,573
Net income per share attributable to common stockholders - Basic(b)	$0.54	$0.32	$0.63	$2.10
Net income per share attributable to common stockholders - Diluted(b)	$0.53	$0.31	$0.62	$2.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	(amounts in thousands, except per share data)
Revenue from services	$210,064	$216,779	$193,968	$215,606
Gross profit(a)	49,603	50,734	48,003	54,392
Consolidated net (loss) income	(1,768)	(14,048)	(1,148)	4,822
Net (loss) income attributable to common stockholders	(2,089)	(14,151)	(1,334)	4,612
Net (loss) income per share attributable to common stockholders - Basic and Diluted(b)	$(0.06)	$(0.39)	$(0.04)	$0.13
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

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•During the second quarter of 2021, the Company recorded impairment charges of $1.9 million related to ceasing use of certain leased properties. During the second quarter of 2020, the Company recorded impairment charges of $10.5 million related to goodwill and other intangible assets of the Search business, and during the second and third quarters, recorded $4.5 million and $0.9 million, respectively, related to ceasing use of certain leased properties. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 10 - Leases.
•During the year ended December 31, 2019, the Company accelerated certain finite-lived trade names as part of a rebranding strategy. This resulted in additional amortization expense of $0.7 million, $1.4 million, and $0.9 million, respectively, related to the Nurse and Allied Staffing segment recorded in the first three quarters of 2020.
•On December 16, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Selected, Inc. and on June 8, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. The acquisitions were not material and have been accounted for using the acquisition method. The results of the acquisitions' operations have been included in the consolidated statements of operations from their dates of acquisition. See Note 4 - Acquisitions.
•The Company incurred restructuring costs primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of planned cost savings initiatives. In the first quarter of 2021, the Company recorded expenses of $1.2 million, recorded expenses in the second quarter of $0.8 million, and recorded immaterial expenses in the third and fourth quarter. In the first quarter of 2020, the Company recorded expenses of $0.6 million, recorded expenses in the second and third quarters of $2.3 million, and recorded expenses of $0.9 million in the fourth quarter.
•During the third quarter of 2021, the Company entered into an agreement for the reimbursement of $1.6 million in legal fees incurred in 2020 and 2021, which were collected in the fourth quarter of 2021, related to a previously-disclosed grand jury subpoena. During the second, third, and fourth quarters of 2020, the Company recorded legal

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

19. Quarterly Financial Data (Unaudited) (continued)

fees related to an ongoing legal matter outside the normal course of operations of $1.6 million, $0.8 million, and $0.6 million, respectively.
•In the fourth quarter of 2021, the Company benefited from a $37.5 million reversal of valuation allowance on its net deferred tax assets. See Note 14 - Income Taxes.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	Balance at Beginning of Period	Charged to (Released from) Operations	Write-Offs, Net of Recoveries		Other Changes	Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2021	$4,021	$6,499	$(3,639)	(a)	$—	$6,881
Year Ended December 31, 2020	$3,219	$4,269	$(3,467)	(a)	$—	$4,021
Year Ended December 31, 2019	$3,705	$3,243	$(3,729)	(a)	$—	$3,219

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2021	$37,472	$(37,449)	$—		$(3)	$20
Year Ended December 31, 2020	$37,345	$118	$—		$9	$37,472
Year Ended December 31, 2019	$1,189	$36,224	$—		$(68)	$37,345
________________

(a) Uncollectible accounts written off, net of recoveries.

II- 1